Form 10-Q
period 2000-09-30
AMERICAN REALTY INVESTORS INC
filed 2000-11-14
CIK 1102238

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                                         ------------------


                        Commission File Number 1-15663
                                               -------


                        AMERICAN REALTY INVESTORS, INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Nevada                                       75-2847135
-------------------------------                  -----------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


   1800 Valley View Lane, Suite 300, Dallas, Texas              75234
------------------------------------------------------------------------------
       (Address of Principal Executive Offices)               (Zip Code)


                                (469) 522-4200
                   ----------------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)


     10670 North Central Expressway, Suite 300,    Dallas, Texas     75231
 ----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed from Last
Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                       12,381,540
----------------------------          ---------------------------------
          (Class)                     (Outstanding at October 27, 2000)

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants but in the opinion of the management of American Realty Investors, Inc. ("ARI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.


                        AMERICAN REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                          September 30,  December 31,
                                                              2000          1999
                                                         --------------  ------------
                                                            (dollars in thousands,
                                                              except per share)

                     Assets
                     ------

Notes and interest receivable
 Performing ($10,814 in 2000 and $14,331 in 1999
   from affiliates)..................................       $ 13,474      $ 38,272
 Nonperforming.......................................          2,927         2,909
                                                            --------      --------
                                                              16,401        41,181

Less - allowance for estimated losses................         (2,577)       (2,577)
                                                            --------      --------
                                                              13,824        38,604

Real estate held for sale............................        253,562       319,636

Real estate held for investment, net of accumulated
 depreciation ($151,499 in 2000 and $183,757 in
 1999)...............................................        405,144       451,994

Pizza parlor equipment, net of accumulated
 depreciation ($3,004 in 2000 and $2,294 in 1999)....          7,358         6,872

Marketable equity securities, at market value........            263           394
Cash and cash equivalents............................          6,754         2,479
Investments in equity investees......................         41,878        47,686
Intangibles, net of accumulated amortization
 ($2,117 in 2000 and $1,652 in 1999).................         13,958        14,305
Other assets (including $15,290 in 2000 from
 affiliates).........................................         46,896        37,576
                                                            --------      --------

                                                            $789,637      $919,546
                                                            ========      ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                            September 30,  December 31,
                                                                 2000          1999
                                                            ------------   ------------
                                                              (dollars in thousands,
                                                                except per share)

           Liabilities and Stockholders' Equity
           ------------------------------------

Liabilities
Notes and interest payable ($5,784 in 2000 and
 $13,477 in 1999 to affiliates).......................       $633,627      $706,196
Margin borrowings.....................................         14,561        33,264
Accounts payable and other liabilities ($4,700 in
 2000 and $12,409 in 1999 to affiliate)...............         30,269        45,983
                                                             --------      --------

                                                              678,457       785,443

Minority interest.....................................         43,484        87,837

Stockholders' equity
Preferred Stock, $2.00 par value, authorized
 50,000,000 shares, issued and outstanding
Series A, 2,600,000 shares in 2000 and 1999
   (liquidation preference $26,000)...................          4,600         4,600
 Series E, 50,000 shares in 2000 (liquidation
   preference $500)...................................            100            --
Common Stock, $.01 par value; authorized 100,000,000
 shares, issued 12,381,540 shares in 2000 and
 13,496,688 in 1999...................................            124           135
Paid-in capital.......................................        107,214        85,854
Accumulated (deficit).................................        (44,315)      (44,295)
Treasury stock at cost, 2,741,646 shares in 2000 and
 2,737,216 shares in 1999.............................            (27)          (28)
                                                             --------      --------

                                                               67,696        46,266
                                                             --------      --------

                                                             $789,637      $919,546
                                                             ========      ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the Three Months        For the Nine Months
                                           Ended September 30,        Ended September 30,
                                           2000         1999         2000         1999
                                       -----------  -----------  -----------   -----------
                                                (dollars in thousands, except per share)
Property revenue
  Rents..............................  $    34,708  $    40,260  $   105,211   $   122,125
  Property operations expenses.......       23,776       27,377       70,451        80,778
                                       -----------  -----------  -----------   -----------
    Operating income.................       10,932       12,883       34,760        41,347

Land operations
  Sales..............................       89,285       17,434      108,238        62,158
  Cost of sales......................       65,674       11,396       81,116        44,741
                                       -----------  -----------  -----------   -----------
    Gain on land sales...............       23,611        6,038       27,122        17,417

Pizza parlor operations
  Sales..............................        8,124        7,800       24,388        22,753
  Cost of sales......................        6,798        6,711       20,138        19,509
                                       -----------  -----------  -----------   -----------
    Gross margin.....................        1,326        1,089        4,250         3,244

Income from operations...............       35,869       20,010       66,132        62,008

Other income
  Interest income....................          283        1,331        3,295         5,029
  Equity in income of investees......        2,577        1,874        2,873         5,270
  Gain on sale of real estate........        3,474       42,552       51,706        69,890
  Other..............................          606          300          419          (740)
                                       -----------  -----------  -----------   -----------
                                             6,940       46,057       58,293        79,449

Other expenses
  Interest...........................       19,580       22,988       60,153        68,528
  Depreciation and amortization......        4,001        4,479       12,909        13,496
  General and administrative.........        3,198        3,839       12,030        12,689
  Advisory fee to affiliate..........        1,197        1,472        3,821         3,958
  Litigation settlement..............           --           --           --           275
  Provision for loss.................           --           45           --         2,072
  Minority interest..................        4,953       23,188       32,219        38,561
                                       -----------  -----------  -----------   -----------
                                            32,929       56,011      121,132       139,579
                                       -----------  -----------  -----------   -----------

Income before income taxes...........        9,880       10,056        3,293         1,878
Provision for income taxes...........       (1,652)          --       (1,652)           --
                                       -----------  -----------  -----------   -----------
Net income...........................        8,228       10,056        1,641         1,878
Preferred dividend requirement.......         (590)        (570)      (1,661)       (1,704)
                                       -----------  -----------  -----------   -----------
Net income (loss) applicable to
  Common shares......................  $     7,638  $     9,486  $       (20)  $       174
                                       ===========  ===========  ===========   ===========

Earnings per share
  Net income.........................  $       .76  $       .88  $      --     $       .02
                                       ===========  ===========  ===========   ===========

Weighted average Common shares used
  in computing earnings per share....   10,013,087   10,759,309   10,496,364    10,753,600
                                       ===========  ===========  ===========   ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2000


                                        Series A   Series E
                                        Preferred  Preferred  Common   Treasury   Paid-in    Accumulated  Stockholders'
                                          Stock      Stock    Stock     Stock     Capital     (Deficit)     Equity
                                        ---------  ---------  -----     -----     -------     ---------     -------
                                                       (dollars in thousands, except per share)
Balance, January 1, 2000..............  $   4,600  $      --  $  135        (28)   $ 85,854    (44,295)   $ 46,266

Preferred dividends
  Series A Preferred Stock ($.75 per
     share)...........................         --         --      --         --         --      (1,639)     (1,639)
  Series E Preferred Stock ($.42 per
     share)...........................         --         --      --         --         --         (22)        (22)

Retirement of Treasury Stock..........         --         --     (20)        36        (16)         --          --

Repurchase of Common Stock............         --         --      --         --       (746)         --        (746)

Sale of Series E Preferred Stock......         --        100      --         --        400          --         500

Common Stock issued in exchange for
  NRLP partnership units..............         --         --       9        (35)    21,722          --      21,696

Net income............................         --         --      --         --         --       1,641       1,641
                                        ---------  ---------  ------   --------   --------   ---------   ---------

Balance, September 30, 2000...........  $   4,600  $     100  $  124   $    (27)  $107,214   $ (44,315)  $ 67,696
                                        =========  =========  ======   ========   ========   =========   ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                       For the Nine Months
                                                        Ended September 30,
                                                      ----------------------
                                                         2000        1999
                                                      ----------  ----------
                                                      (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected....................................   $ 105,131   $ 120,986
 Pizza parlor sales collected.......................      24,422      23,445
 Interest collected.................................       4,553       3,716
 Distributions received from equity investees'
  operating cash flow...............................       1,869         935
 Payments for property operations...................     (81,625)    (93,939)
 Payments for pizza parlor operations...............     (20,030)    (20,092)
 Interest paid......................................     (55,855)    (54,754)
 Advisory fee paid to affiliate.....................      (3,821)     (3,958)
 Distributions to minority interest holders.........      (6,159)     (3,805)
 Purchase of marketable equity securities...........      (5,307)     (2,180)
 Proceeds from sale of marketable equity securities.       5,170       2,648
 General and administrative expenses paid...........     (12,030)    (12,738)
 Other..............................................      10,110       5,500
                                                        --------    --------

     Net cash (used in) operating activities........     (33,572)    (34,236)

Cash Flows From Investing Activities
 Collections on notes receivable....................      39,930      19,187
 Pizza parlor equipment purchased...................      (1,120)       (740)
 Proceeds from sale of real estate..................     125,218     166,907
 Notes receivable funded............................     (17,260)    (40,942)
 Earnest money/escrow deposits......................      (5,424)     18,944
 Investment in real estate entities.................       3,828        (366)
 Acquisition of real estate.........................     (19,015)    (48,094)
 Construction and development.......................      (9,415)         --
 Real estate improvements...........................      (8,587)    (20,005)
                                                        --------    --------
     Net cash provided by investing activities......     108,155      94,891


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                              For the Nine Months
                                                              Ended September 30,
                                                            ----------------------
                                                               2000        1999
                                                             ---------   ---------
                                                            (dollars in thousands)
Cash Flows from Financing Activities
 Proceeds from notes payable...........................     $ 136,321    $ 112,730
 Payments on notes payable.............................      (152,871)    (175,048)
 Deferred borrowing costs..............................        (6,690)      (5,947)
 Net (payments) to/advances from affiliates............       (34,208)       3,489
 Issuance of Series I Preferred Stock..................           500           --
 Margin borrowings, net................................       (10,953)      (3,814)
 Common dividends paid.................................            --         (545)
 Preferred dividends paid..............................        (1,661)      (1,704)
 Sale of Preferred Stock...............................            --          500
 Repurchase of Common Stock............................          (746)          --
                                                            ---------    ---------

    Net cash (used in) financing activities............       (70,308)     (70,339)

    Net increase (decrease) in cash and cash
      equivalents......................................         4,275       (9,684)

Cash and cash equivalents, beginning of period.........         2,479       11,523
                                                            ---------    ---------

Cash and cash equivalents, end of period...............     $   6,754    $   1,839
                                                            =========    =========
Reconciliation of net income to net cash (used in)
 operating activities
 Net income............................................         1,641        1,878
 Adjustments to reconcile net income to net cash
   (used in) operating activities
   Depreciation and amortization.......................        20,930       23,353
   Provision for loss..................................            --        2,072
   Gain on sale of real estate.........................       (78,828)     (87,307)
   Distributions from equity investees' operating
     cash flow.........................................         1,869          935
   Distributions to minority interest holders..........         6,159        3,805
   Equity in (income) of investees.....................        (2,873)      (5,270)
   Decrease in marketable equity securities............           131        2,159
    (Increase) decrease in accrued interest receivable.         1,258       (1,605)
   Decrease in other assets............................         4,640       13,817
   (Decrease) in accrued interest payable..............        (3,723)      (6,640)
   Increase in accounts payable and other liabilities..        15,224       18,567
                                                            ---------    ---------

     Net cash (used in) operating activities...........     $ (33,572)  $  (34,236)
                                                            =========    =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                           For the Nine Months
                                                           Ended September 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------  ----------
                                                          (dollars in thousands)

Schedule of noncash investing and financing activities

Notes payable from acquisition of real estate...........     $ 6,262     $70,133

Notes payable assumed by buyer on sale of properties....      32,460       6,776

Notes receivable from sale of real estate...............       2,790          --

Conversion of note receivable to partnership interest.            --      22,678

Retirement of Common Stock..............................          20          --

Provision for loss......................................          --       2,072

Exchange of real estate at carrying value...............       2,989          --

Common Stock in exchange for NRLP units.................      27,353          --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 1999 have been reclassified to conform to the 2000 presentation.

Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for American Realty Trust, Inc. ("ART") for the year ended December 31, 1999 (the "1999 Form 10-K").

NOTE 2.   TRANSACTION WITH AMERICAN REALTY TRUST, INC. AND NATIONAL
-------------------------------------------------------------------
          REALTY, L.P.
          ------------

On November 3, 1999, National Realty, L.P. ("NRLP") and ART jointly announced their agreement to combine, in a tax-free exchange, under the ownership of a new company, American Realty Investors, Inc. ("ARI"). The share exchange and merger was subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The transaction was closed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI common stock for each unit of NRLP held. ART stockholders received .91 shares of ARI common stock for each share of ART common stock held. Each share of ART preferred stock was converted into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The ART shares of common stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI common stock commenced trading on the New York Stock Exchange on August 3, 2000. For accounting purposes, the merger was treated as the purchase of NRLP by ART; accordingly, the historical financial statements presented for ARI are those of ART.

NOTE 3.   NOTES RECEIVABLE
--------------------------

In January 2000, a $365,000 note receivable was collected in full, including accrued but unpaid interest. In March 2000, ARI collected in full, including accrued but unpaid interest, a $942,000 note receivable.

In August 1999, a $2.6 million loan was funded to JNC Enterprises, Inc. ("JNC"). The loan was subsequently split into two pieces. The loans were secured by second liens on 3.5 acre and 1.2561 acre parcels of land in Dallas, Texas, the guarantee of the borrower and the

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES RECEIVABLE (Continued)
--------------------------

personal guarantees of its shareholders. The loans bore interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. In March 2000, the $2.0 million loan secured by the 3.5 acre land parcel was collected in full, including accrued but unpaid interest. In April 2000, the remaining loan, with a principal balance of $600,000, was collected in full, including accrued but unpaid interest.

In September 1999, in conjunction with the sale of two apartments, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option to obtain the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note, and released one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties owned by the borrower. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust and terminated the option agreement. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, ARI funded a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matures in September 2001.

In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. Negotiations are in process to further modify and extend the loan.

In June 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $3.3 million were received. The loan had a principal balance of $1.6 million at March 31, 2000. In April 2000, the loan was collected in full, including accrued but unpaid interest.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES RECEIVABLE (Continued)
--------------------------

In August 1998, ARI funded a $635,000 loan to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to being used as escrow deposits toward the purchase of a total of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan had an extended maturity of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity date to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan's principal balance to $404,000 at March 31, 2000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000. The borrower did not make the required payments and the loan was classified as nonperforming. ARI has begun legal proceedings to collect the balance due. No loss is expected in excess of previously established reserves if ARI is unable to collect the balance due.

In October 1998, ARI funded a $2.1 million loan to Frisco Panther Partners, Ltd., an affiliate of JNC. The loan was secured by a second lien on 408.23 acres of land in Frisco, Texas, the guaranty of the borrower and the personal guarantees of its partners. The loan bore interest at 16.0% per annum and had an extended maturity of March 2000. All principal and interest were due at maturity. In April 2000, the loan was collected in full, including accrued but unpaid interest.

In December 1998, ARI funded $3.3 million of a $5.0 million loan commitment to JNC. In January 1999, a $1.3 million paydown was received and subsequently in 1999 an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan was secured by a second lien on 1,791 acres of land in Denton County, Texas, and a second lien on 91 acres of land in Collin County, Texas. The loan bore interest at 16.0% per annum, and had an extended maturity of March 2000. All principal and interest were due at maturity. At March 31, 2000, the loan had a principal balance of $5.0 million. In April 2000, the loan was collected in full, including accrued but unpaid interest. In conjunction with the April 2000 JNC loan payoffs, described above, ARI paid off $5.0 million in mortgage debt secured by the notes.

In June 2000, ARI sold the 124,322 sq.ft. Marina Playa Office Building in Santa Clara, California, for $25.8 million, receiving $7.6 million in cash and providing financing of $18.8 million. Also in June 2000, ARI sold the note receivable, net of the underlying debt, for $6.2 million, retaining a $3.9 million participation. In August 2000, the remaining balance of the note was collected in full, including accrued but unpaid interest.

In July 2000, ARI sold 749.1 acres of its Keller land for $10.0 million, receiving $8.7 million in cash and providing purchase money financing of the remaining $1.3 million of the purchase price. Through September 2000, $481,000 has been repaid.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES RECEIVABLE (Continued)
--------------------------

In August 2000, ARI sold 20.5 acres of Mason Goodrich land for $3.6 million, receiving $1.8 million in cash and providing purchase money financing of the remaining $1.5 million of the purchase price.

Related Party. In 1998, a loan commitment of $1.8 million was funded to Warwick of Summit, Inc. ("Warwick"). The loan was secured by a second lien on a shopping center in Rhode Island, by 100% of the stock of the borrower and by the personal guarantee of the principal shareholder of the borrower. The loan bears interest at 14.0% per annum and has an extended maturity of December 2000. All principal and interest are due at maturity. In December 1999, the borrower sold the collateral property and $810,000 of the net proceeds of the sale were paid to ARI of which $386,000 was applied to accrued interest and the remaining $424,000 was applied to principal reducing the principal balance to $1.7 million. Escrowed monies of $377,000 are to be received in 2000. Through September 2000, $50,000 has been received. The loan is currently unsecured. Richard D. Morgan, a Warwick shareholder, was a Director of the general partner of NRLP, and since August 3, 2000, serves as a Director of ARI.

Beginning in 1997 and through January 1999, a $1.6 million loan commitment was funded to Bordeaux Investments Two, L.L.C. ("Bordeaux"). The loan is secured by
(1) a 100% membership interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux partners. The loan bears interest at 14.0% per annum. In November 1998, the loan was modified to allow interest payments based on monthly cash flow of the collateral property and the maturity date was extended to December 1999. In the second quarter of 1999, the loan was again modified, increasing the loan commitment to $2.1 million and an additional $33,000 was funded. In the third quarter of 1999, an additional $213,000 was funded. The property has had no cash flow; therefore, interest on the loan ceased being accrued in the second quarter of 1999. In October 1999, a $724,000 paydown was received, which was applied first to accrued but unpaid interest due of $261,000, then to principal, reducing the loan balance to $1.4 million. The note was further modified, changing the loan commitment to $1.5 million, the maturity date to December 2000, and payments to net revenues of the shopping center. Richard D. Morgan, a Bordeaux member, was a Director of the general partner of NRLP, and since August 3, 2000, serves as a Director of ARI.

In 1999, ARI funded a $2.0 million loan commitment to Lordstown, L.P. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P. Mr. Morgan was a director of the general partner of NRLP, and since August 3, 2000, serves as a Director of ARI.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   NOTES RECEIVABLE (Continued)
--------------------------

In 1999, ARI funded a $2.4 million loan commitment to 261, L.P. The loan is secured by 100% of the general and limited partner interest in Partners Capital, Ltd., the 99% limited partner of 261, L.P., and a profits interest in subsequent
land sales.    A corporation controlled by Richard D. Morgan is the general partner of 261, L.P., and Mr. Morgan was a director of the general partner of NRLP, and since August 3, 2000, serves as a Director of ARI. In August 2000, the loan was collected in full, including accrued but unpaid interest.

In February 1999, ARI funded $5.0 million under an unsecured line of credit to One Realco Corporation, which at September 30, 2000, owned approximately 12.3% of the outstanding shares of ARI's common stock. The line of credit bears interest at 12.0% per annum and originally matured in February 2000. All principal and interest were due at maturity. The line of credit is guaranteed by Basic Capital Management, Inc. ("BCM"), ARI's advisor. In March 2000, the line was modified and extended, increasing the loan commitment to $11.0 million, and an additional $1.2 million was funded. The maturity date was extended to February 2002. In exchange for the modification and extension, the borrower paid all accrued but unpaid interest and pledged collateral consisting of a $10.0 million promissory note secured by the stock of World Trade Company, Ltd., which owns a hotel in Bulgaria. In July 2000, the line was again modified, increasing the loan commitment to $15.0 million. In September 2000, the line of credit with a then principal balance of $14.6 million was paid in full, including accrued and unpaid interest. In September 2000, ARI acquired 100% of the stock of World Trade Company, Ltd. See NOTE 4. "REAL ESTATE."

During 1998 and 1999, ARI funded a total of $31.0 million of a $52.5 million loan commitment to Centura Tower, Ltd. ("Centura"). The loan was secured by
2.244 acres of land and an office building under construction in Farmers Branch, Texas. In August 1999, ARI exercised its option contained in the loan agreement, and obtained a combined 80% general and limited partnership interest in Centura in exchange for a $24.1 million capital contribution through conversion of a portion of its note receivable to an equity interest. ARI has contracted to purchase an additional 10.0% limited partnership interest in both Centura and NLP/CH, Ltd., a Centura affiliated partnership that owns land adjacent to the office building, for a total of $1.3 million. Through October 2000, $763,000 has been paid.

NOTE 4.    REAL ESTATE
----------------------

In 2000, ARI sold the following properties:

                                                              Net
                                        Units/      Sales     Cash        Debt       Gain on
Property               Location      Sq.Ft./Acres   Price   Received   Discharged     Sale
------------------  ---------------  ------------  -------  --------  -------------  -------
First Quarter
Apartments
Summerwind          Reseda, CA       172 Units      $9,000    $3,082   $5,568 /(1)/   $6,684
Windtree            Reseda, CA       159 Units       8,350     2,911    5,063 /(1)/    6,170
Whispering Pines    Canoga Park, CA  102 Units       5,300     1,597    3,437 /(1)/    3,106

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)
---------------------

                                                                           Net
                                              Units/           Sales       Cash         Debt      Gain on
    Property              Location         Sq.Ft./Acres        Price     Received    Discharged     Sale
-----------------    -----------------  -----------------  ------------  --------   ------------  ----------
Shopping Center
Katella Plaza       Orange, CA          62,290 Sq.Ft.           $ 1,814  $  283  $      1,188     $   194

Land
Duchense            Duchense, UT        420 Acres                    43      42            --          16
Frisco Bridges      Collin County, TX   15.00 Acres               2,675     706         2,000         297
Frisco Bridges      Collin County, TX   19.74 Acres               2,971      --            --/(2)/     --
Mason/Goodrich      Houston, TX         1.1 Acres                   129      --           116          70
Mason/Goodrich      Houston, TX         12.8 Acres                2,536      --         1,803       1,783
Nashville           Nashville, TN       2.6 Acres                   405      --           345         225
Rasor               Plano, TX           43.01 Acres               1,850      --         1,604          58

Second Quarter
Apartments
Pines               Little Rock, AR     257 Units                 4,650   1,281         3,063       2,441
Four Seasons        Denver, CO          384 Units                16,600   6,543         9,220/(1)/  8,191
Sherwood Glen       Urbandale, IA       180 Units                 6,250   1,244         4,626/(1)/  4,161

Office Building
Marina Playa        Santa Clara, CA     124,205 Sq.Ft.           25,750   7,737         7,766      17,395

Land
Rasor               Plano, TX           5.4 Acres                   915      --           915         705
Salmon River        Salmon River, ID    3.0 Acres                    45      44            --          38
Valley Ranch        Irving, TX          22.4 Acres                1,455      --         1,375        (585)
Parkfield           Denver, CO          2.6 Acres                   615      (1)          584         512
Frisco Bridges      Collin County, TX   24.3 Acres                4,194    (435)        4,000         259
Vista Business
 Park               Travis County, TX    5.4 Acres                  620      14           577         173
McKinney Corners
 II                 Collin County, TX   14.6 Acres                  500    (599)        1,050         (40)

Third Quarter
Apartments
Fair Oaks           Euless, TX          208 Units                 6,850     609         5,711       3,364

Land
Mason/Goodrich      Houston, TX         6.8 Acres                 1,198     114           991         807
McKinney Corners
 I,II,III,IV,V      Collin County, TX   82.0 Acres                9,150     613         8,123       1,638
Parkfield           Denver, CO          326.8 Acres              13,164   7,969         3,279       3,768
Rasor               Plano, TX           41.1 Acres                3,779   3,587            --       1,902
Pantex              Collin County, TX   182.5 Acres               8,160      --         4,546/(1)/    959
Rowlett Creek       Collin County, TX   80.4 Acres                2,262     919         1,173         462
Vann Cattle         Collin County, TX   126.6 Acres               3,564   1,872         1,471       1,257
Mastenbrook         Collin County, TX   157.9 Acres               4,445   1,890         2,275         747
Wakefield           Collin County, TX   70.3 Acres                1,981   1,239           612         478
Nashville           Nashville, TN       3.0 Acres                   523      19           450         310
Keller              Tarrant County, TX  749.1 Acres              10,000   3,892         4,500       3,373
Frisco Bridges      Collin County, TX   127.4 Acres              27,500   7,411        18,570       6,954
Mason/Goodrich      Houston, TX         20.5 Acres                3,560     497         1,308         956

------------

(1)   Debt assumed by purchaser.
(2)   Exchanged for 3.25 acres of Clark land.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)
---------------------

In 1999, ARI sold the following properties:

                                                                     Net
                                          Units/          Sales      Cash       Debt       Gain on
Property             Location          Sq.Ft./Acres       Price    Received  Discharged     Sale
----------         -----------         ------------      -------   --------  ----------   ---------
First Quarter
Apartments
Olde Towne          Middleton, Ohio     199 Units         $ 4,600   $4,400  $             $ 2,200
Santa Fe            Kansas City, MO     225 Units           4,600    4,300        --          706
Mesa Ridge          Mesa, AZ            480 Units          19,500    8,593     9,400       10,200

Land
Plano Parkway       Collin County, TX   4.6 Acres           1,200       --     1,100          473
Rasor               Plano, TX           13.0 Acres          1,600       --     1,500          979
Mason/Goodrich      Houston, TX         9.9 Acres             956       33       860          432
McKinney Corners    McKinney, TX        23.7 Acres          7,700       --     5,500        2,900


Second Quarter
Apartments
Horizon East        Dallas, TX          166 Units           4,000    1,200     2,600        1,800
Lantern Ridge       Richmond, VA        120 Units           3,400      880     2,400        2,300
Barcelona           Tampa, FL           368 Units           9,800    2,200     7,000        2,200

Land
Vista Ridge         Lewisville, TX      15.0 Acres          2,600      552     1,800          913
Plano Parkway       Collin County, TX   24.5 Acres          4,900       --     4,700        1,100
Frisco Bridges      Collin County, TX   27.6 Acres         16,900    2,700    13,000        4,200
Plano Parkway       Collin County, TX   6.0 Acres           1,600       --     1,600          615

Hotel
Continental         Las Vegas, NV       400 Rooms          25,000    5,000        --        7,900


Third Quarter
Apartments
Country Place       Round Rock, TX      152 Units           6,000    1,300     4,300        3,300
Lake Nora           Indianapolis, IN    588 Units          29,100    2,700    24,500       15,100
Fox Club            Indianapolis, IN    336 Units
Oakhollow           Austin, TX          409 Units          35,500    7,800    22,200       24,200
Windridge           Austin, TX

Land
JHL Connell         Carrollton, TX      .13 Acres              53       --        49           23
Plano Parkway       Collin County, TX   11.8 Acres          3,800    1,700     2,000        1,900
Vista Ridge         Lewisville, TX      6.7 Acres           1,400      329       975          584
Valley Ranch        Irving, TX          1.4 Acres             163      159        --          128
Keller              Tarrant County, TX  2.1 Acres             185       91        90          158
Sun City            Sun City, TX        26.5 Acres            260      240        --          180
Katrina             Palm Desert, CA     121.2 Acres         6,600    5,500        --          186
Frisco Bridges      Collin County, TX   13.6 Acres          2,600       --     2,100          403
Plano Parkway       Collin County, TX   6.2 Acres             900      208       650          (40)
Keller, Scout
 and Scoggins       Tarrant County, TX  185.6 Acres         3,500      758     2,500        1,800
Vista Ridge         Lewisville, TX      1.3 Acres             715      665        --          538

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   REAL ESTATE (Continued)
--------------------

In 2000, ARI purchased the following properties:

                                                                   Net
                                         Units/Sq.Ft.  Purchase   Cash        Debt      Interest   Maturity
Property                  Location       Acres/Rooms    Price     Paid      Incurred      Rate       Date
-------------------  ------------------  ------------  --------  -------  ------------  ---------  --------
First Quarter
Land
Clark                Farmers Branch, TX  3.25 Acres     $ 2,989  $    --  $  --  /(2)/       -- %        --
Kelly lots           Collin County, TX   .75 Acres          130       20     100 /(1)/      10.0      03/10
Mastenbrook          Collin County, TX   157.86 Acres     3,200      704   2,400 /(1)/       9.0      09/00

Second Quarter
Land
Sladek               Travis County, TX   63.3 Acres         712      316     427 /(1)/      10.0      05/04

Third Quarter
Hotel
Grand Hotel Sofia(3) Sofia, Bulgaria     145 Rooms       17,975   17,975      --              --         --

------------

(1)   Seller financing.
(2)   Exchanged for 19.74 acres of Frisco Bridges land.
(3) Related Party. In September 2000, ARI purchased 100% of the outstanding stock of World Trade Company, Ltd. from One Realco Corporation, for $18.0 million in cash. World Trade Company owns a hotel in Sofia, Bulgaria.

In 1999, ARI purchased the following properties:

                                                                      Net
                                              Units/      Purchase   Cash      Debt    Interest   Maturity
Property                  Location         Sq.Ft./Acres    Price     Paid    Incurred    Rate       Date
------------------  --------------------  --------------  --------  -------  --------  ---------  --------
First Quarter
Land
Frisco Bridges      Collin County, TX     336.8 Acres      $46,800   $7,800   $39,000     10.25%     01/00

Second Quarter
Land
Rowlett Creek       Collin County, TX     80.4 Acres         1,600      400     1,200      8.75      05/04
Leone               Irving, TX            8.2 Acres          1,500      300     1,200      8.00      05/03
Vineyards II        Tarrant County, TX    18.6 Acres         6,300    2,300     4,000     14.50      06/02
Lake Houston        Harris County, TX     33.58 Acres        2,500    2,500        --        --         --

Office Building
Encino Executive
 Plaza              Los Angeles, CA       177,211 Sq.Ft.    40,100    2,800    34,600      7.74      05/08
Cooley              Farmers Branch, TX    27,000 Sq.Ft.      3,500    1,500     2,000      9.00      05/19

Third Quarter
Land
Monterey            Riverside County, CA  85.0 Acres         5,600    1,100     4,500      9.00      06/02
Wakefield           Allen, TX             70.0 Acres         1,300      688       612      8.50      07/04


                        AMERICAN REALTY INVESTORS, INC.
                        -------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENTS IN EQUITY INVESTEES
-----------------------------------------

Real estate entities. ARI's investment in real estate entities at September 30, 2000, included equity securities of two publicly traded real estate investment trusts, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

ARI accounts for its investment in IORI and TCI and the joint venture partnerships using the equity method. Substantially all of the equity securities of IORI and TCI are pledged as collateral for borrowings. See NOTE 9. "MARGIN BORROWINGS."

ARI's investment in real estate entities, accounted for using the equity method, at September 30, 2000 was as follows:

                Percentage            Carrying           Equivalent
                 of ARI's             Value of            Investee          Market Value
               Ownership at        Investment at       Book Value at      of Investment at
Investee    September 30, 2000   September 30, 2000  September 30, 2000  September 30, 2000
--------    -------------------  ------------------  ------------------  ------------------
IORI                     27.00%             $ 8,293             $11,102             $ 2,154
TCI                      24.73%              26,874              47,058              13,141
                                            -------                                 -------
                                             35,167                                 $15,295
                                                                                    =======

Other                                         6,711
                                            -------
                                            $41,878
                                            =======

The difference between the carrying value of ARI's investment and the equivalent investee book value is being amortized over the life of the properties held by each investee.

Management continues to believe that the market value of IORI and TCI undervalues their assets and ARI may, therefore, continue to increase its ownership in these entities.

Set forth below is summarized results of operations of equity investees for the nine months ended September 30, 2000:

Revenues....................................   $116,111
Equity in income of partnerships............        (71)
Property operating expenses.................     75,448
Depreciation................................     16,729
Interest expense............................     39,359
                                               --------
(Loss) before gains on sale of real estate..    (15,496)

Gain on sale of real estate.................     50,440
                                               --------
Net income..................................   $ 34,944
                                               ========

ARI's share of equity investees' loss before gains on the sale of real estate was $2.5 million for the nine months ended September 30, 2000, and its share of equity investees' gains on sale of real estate was $13.3 million for the nine months ended September 30, 2000.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. INVESTMENTS IN EQUITY INVESTEES (Continued)
---------------------------------------

ARI's cash flow from IORI and TCI is dependent on the ability of each of them to make distributions. In the nine months ended September 30, 2000, distributions totaling $1.5 million were received from IORI and TCI.

In the first nine months ended September 30, 2000, ARI purchased a total of $976,000 of equity securities of IORI and TCI.

In June 2000, ARI sold its partnership interest in Vestavia Lake Apartments in Orlando, Florida, resulting in a gain of $787,000 included in equity income
<loss> of investees on the Statement of Operations.

Elm Fork Ranch, L.P. In September 1997, a newly formed limited partnership, of which ARI is a 1% general partner and 21.5% limited partner, purchased a 422.4 acre parcel of unimproved land in Denton County, Texas, for $16.0 million in cash. ARI contributed $3.6 million in cash with the remaining $12.4 million being contributed by the other limited partners. The partnership agreement designates ARI as the managing general partner. In September 1997, the partnership obtained financing of $6.5 million secured by the 422.4 acres of land. The mortgage bears interest at 10% per annum, requires quarterly payments of interest only and matures in September 2001. The net financing proceeds were distributed to the partners, ARI receiving $2.9 million of its initial investment. The partnership agreement also provides that the limited partners receive a 12% preferred cumulative return on their investment before any sharing of partnership profits occurs. One Realco, one of the limited partners in the partnership owns approximately 12.3% of the outstanding shares of ARI's Common Stock. In June 2000, ARI sold its partnership interest for $2.0 million with an option to repurchase the interest at any time prior to December 31, 2000 for $2.0 million plus an amount equal to 20% times the number of days from the date of agreement to the exercise date. ARI intends to exercise the option, and, therefore, has recognized neither gain nor (loss) on the sale.

NOTE 6. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
--------------------------------------------------------

Since 1994, ARI has been purchasing equity securities of entities other than those of the REITs and NRLP to diversify and increase the liquidity of its margin accounts. In the first nine months of 2000, ARI purchased $5.3 million and sold $5.2 million of such securities. These equity securities are considered a trading portfolio and are carried at market value. At September 30, 2000, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $267,000. Also in the first nine months of 2000, ARI realized a net loss of $747,000 from the sale of trading portfolio securities and received no dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

                        AMERICAN REALTY INVESTORS, INC.
                        -------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.    NOTES PAYABLE
---------  -------------
In 2000, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                      Net
                                             Acres/          Debt          Debt       Cash    Interest   Maturity
   Property               Location        Units/Sq.Ft.     Incurred     Discharged  Received    Rate       Date
--------------       ------------------  --------------  -------------  ----------  --------  ---------  --------
First Quarter
Land
Centura, Clark
 and Woolley         Farmers Branch, TX  10.08 Acres          $  7,150     $    --     $ 6,960     14.00%     03/03
Frisco Bridges       Collin County, TX   127.41 Acres           18,000      11,900       6,190     13.00      03/01
Frisco Bridges       Collin County, TX   62.84 Acres             7,800       4,985       2,432     14.00      03/02
Nashville            Nashville, TN       144.82 Acres           10,000       2,034       7,039     15.50      07/00

Second Quarter
Apartments
Rockborough          Denver, CO          345 Units               2,222          --       1,942      8.37      11/10
Confederate Point    Jacksonville, FL    206 Units               7,440       5,879       1,039      8.12      05/07
Whispering Pines     Topeka, KS          320 Units               7,530       6,829         302      8.12      05/07
Chateau Bayou        Ocean Springs, MS   122 Units               1,007          --         988      8.36      05/10
Waters Edge          Gulfport, MS        238 Units               7,532       3,993       3,447      8.08      05/07

Land
Katy                 Harris County, TX   130.6 Acres             4,250       4,042          (9)    13.00      05/01

Third Quarter
Office Buildings
Centura Tower        Farmers Branch, TX  410,910 Sq.Ft.         15,000          --      14,612      16.9      07/02

Fourth Quarter
Land
Tree Farm            Dallas, TX          10.36 Acres          $ 8,000/(1)/  $   --     $ 7,750     14.0%      10/01
Thompson             Farmers Branch, TX  3.99 Acres                  /(1)/
Tomlin               Farmers Branch, TX  9.00 Acres                  /(1)/
Lacy Longhorn        Farmers Branch, TX  17.12 Acres                 /(1)/
Kelly                Fort Worth, TX      30.13 Acres                 /(1)/
McKinney Corners     McKinney, TX        10.98 Acres                 /(1)/

-----------
(1) Single note, with all properties as collateral.

NOTE 8.       ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.
------------------------------------------------------------

Fees and cost reimbursement to affiliates for the nine months ended:

                                                  September 30,
                                                       2000
                                                  -------------
Property and construction management fees*..        $ 1,932
Loan placement fees.........................            530
Real estate commissions.....................          4,487
Leasing commissions.........................            877
Reimbursement of administrative expenses....          2,680
                                                    -------
                                                    $10,506
                                                    =======
-----------------

* Net of property management fees paid to subcontractors, other than Regis Realty, Inc., which is owned by an affiliate of BCM.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9.  MARGIN BORROWINGS
--------------------------

ARI has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowings totaled $14.6 million at September 30, 2000.

In June 2000, 1.6 million shares of TCI stock and 54,000 shares of IORI stock held as collateral on margin loans were sold to satisfy margin calls resulting in losses totaling $7.9 million. These losses are included in equity income of investees on the Statement of Operations. See NOTE 5. "INVESTMENT IN EQUITY INVESTEES."

In April 2000, ARI obtained a security loan in the amount of $5.0 million with a financial institution. ARI received net cash of $4.6 million after various closing costs. The loan bears interest at 1% plus prime per annum (currently 10.5%), requires monthly payments of interest only and matures April 2001. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

In June 2000, TCI advanced ARI $9.0 million. The loan was secured by 409,934 shares of IORI common stock. The loan bore interest at 15% per annum and matured in October 2000. All principal and interest were due at maturity. A paydown of $3.2 million plus accrued interest was made in September 2000 with the remainder of the loan plus accrued interest being paid in October 2000.

NOTE 10. INCOME TAXES
---------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income or provision for income taxes in the nine months ended September 30, 1999. For the nine months ended September 30, 2000, a provision for income taxes in the amount of $1.7 million was recorded.

NOTE 11. OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $12.0 million of general and administrative expenses for the nine months ended September 30, 2000 and $12.7 million for 1999. Excluded from operating segment assets are assets of $92.1 million in 2000 and $76.6 million in 1999, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business prior to September 30, 2000, within the United States.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 11. OPERATING SEGMENTS (Continued)
---------------------------

Presented below are ARI's reportable segments operating income for the nine months ended September 30, and segment assets at September 30.

                        Commercial                                    Pizza
         2000           Properties  Apartments   Hotels     Land     Parlors   Receivables    Total
      ---------         ----------  ----------  --------  ---------  --------  -----------  ---------
Rents.................    $ 23,831    $ 53,003   $25,501   $  2,876   $24,388      $    --   $129,599
Property operating
 expenses.............      14,838      30,743    17,758      7,112    20,138           --     90,589
Interest income.......          --          --        --         --        --        3,295      3,295
Interest expense -
 notes receivable.....          --          --        --         --        --           --         --
                          --------    --------   -------   --------   -------      -------   --------
Segment operating
 income...............    $  8,993    $ 22,260   $ 7,743   $ (4,236)  $ 4,250      $ 3,295   $ 42,305
                          ========    ========   =======   ========   =======      =======   ========
Depreciation/
 amortization.........    $  5,234    $  4,752   $ 1,941   $     --   $   982      $    --   $ 12,909
Interest on debt......      12,869      15,716     3,704     20,917       854           --     54,060
Capital expenditures..       4,404      10,827       495      2,276     1,120           --     19,122
Assets................     171,490     148,560    87,966    253,562    22,108       13,824    697,510


                   Commercial
Property Sales:    Properties  Apartments    Land       Total
                   ----------  ----------  ---------  ---------
Sales price           $27,564     $57,000   $108,238   $192,802
Cost of sale            9,975      22,883     81,116    113,974
                      -------     -------   --------   --------
Gain on sale          $17,589     $34,117   $ 27,122   $ 78,828
                      =======     =======   ========   ========

                          Commercial                                    Pizza
          1999            Properties  Apartments   Hotels     Land     Parlors   Receivables    Total
        --------          ----------  ----------  --------  ---------  --------  -----------  ---------
Rents...................    $ 22,136    $ 74,727   $24,965   $    297   $22,753      $    --   $144,878
Property operating
 expenses...............      11,887      44,711    17,716      6,464    19,509           --    100,287
Interest income.........          --          --        --         --        --        5,029      5,029
Interest expense -
 notes receivable.......          --          --        --         --        --          784        784
                            --------    --------   -------   --------   -------      -------   --------
Segment operating
 income (loss)..........    $ 10,249    $ 30,016   $ 7,249   $ (6,167)  $ 3,244      $ 4,245   $ 48,836
                            ========    ========   =======   ========   =======      =======   ========
Depreciation/
 amortization...........    $  3,086    $  7,558   $ 1,884   $     --   $   968      $    --   $ 13,496
Interest on debt........       7,404      24,427     3,582     17,640       695           --     53,748
Capital expenditures....       6,726         408     1,279      1,149       740           --     10,302
Assets..................     176,388     214,310    71,939    314,210    21,357       64,519    862,723

 Property Sales:                      Apartments   Hotels      Land                              Total
 --------------                       ----------   -------   --------                          --------
Sales price.............                $116,350   $25,000   $ 19,461                          $160,811
cost of sales...........                  54,338    17,122      2,044                            73,504
                                        --------   -------   --------                          --------
Gain on sale............                $ 62,012   $ 7,878   $ 17,417                          $ 87,307
                                        ========   =======   ========                          ========

NOTE 12.    COMMITMENTS AND CONTINGENCIES
---------------------------------------

In 1996, ARI was admitted to the Valley Ranch, L.P. partnership as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into 8,000,000 Class A units. The units are exchangeable into shares of ARI's Series B Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series B Preferred Stock. In February 1999, the limited partner notified ARI that it intended to convert 100,000 Class A units into 1,000 shares of Series E Preferred Stock. In

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 12.  COMMITMENTS AND CONTINGENCIES (Continued)
---------------------------------------

March 1999, ARI purchased the 100,000 of the Class A units for $100,000. ARI subsequently reached an agreement with the other Class A unitholders to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In 1999 and the first quarter of 2000, a total of 4,000,000 units were purchased, and an additional 2,000,000 units will be purchased in May 2001 and May 2002.

In the second quarter of 2000, ARI obtained second mortgage financing secured by three of its apartments totaling $17.1 million.

On October 3, 2000, IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. ARI may exercise the option between January 1, 2001 and April 13, 2001. The total cost to purchase the shares is $30.7 million. In October 2000, ARI paid $5.6 million of the option price.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management, the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

NOTE 13.  SUBSEQUENT EVENTS
---------------------------

In October 2000, ARI obtained new mortgage financing of $8.0 million secured by six parcels of undeveloped land, receiving net cash of $7.7 million after payment of various closing costs.

In October 2000, ARI acquired a 100% interest in EQK Realty Investors, I ("EQK"), a real estate investment trust headquartered in Atlanta, Georgia, for $1.1 million in cash and $1.25 million in Series A Preferred Stock (125,000 shares). Subsequently, EQK acquired from ARI a shopping center in Lubbock, TX.

                           --------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Introduction
------------

ARI's predecessor, ART, was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Transaction with American Realty Trust, Inc. and National Realty, L.P. On November 3, 1999, NRLP and ART jointly announced their agreement to combine, in a tax free exchange, under the ownership of a new company to be named ARI. The share exchange and merger was subject to a vote of stockholders/unitholders of both entities. Approval required the vote of the unitholders holding a majority of NRLP's outstanding units, and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Introduction (Continued)
------------

the vote of the stockholders holding a majority of ART's outstanding shares of common and preferred stock. At special meetings held on March 21, 2000, the NRLP unitholders and ART stockholders approved the merger proposal. The transaction was closed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI common stock for each unit of NRLP held. ART stockholders received
 .91 shares of ARI common stock for each share of ART common stock held. Each share of ART preferred stock converted into one share of preferred stock of ARI, having substantially the same rights as ART's preferred stock. The ART shares of common stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI common stock commenced trading on the New York Stock Exchange on August 3, 2000.

Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at September 30, 2000, totaled $6.8 million, compared with $2.5 million at December 31, 1999. Although ARI anticipates that during the remainder of 2000 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 1999, notes payable totaling $196.9 million had either scheduled maturities or required principal reduction payments during 2000. During the first nine months of 2000, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $148.9 million of the debt scheduled to mature in 2000.

Net cash used in operating activities improved to a use of $33.6 million in the nine months ended September 30, 2000, from a use of $34.2 million in the nine months ended September 30, 1999. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $23.5 million in the nine months ended September 30, 2000, from $27.0 million in 1999. The decrease is primarily attributable to the sale of seven apartments in 2000 and 14 apartments in 1999.

ARI expects a decrease in cash flow from property operations during the remainder of 2000. Such decrease is expected to result from the continued selective sale of income producing properties.

Net cash from pizza operations (sales less cost of sales) increased to $4.4 million in the nine months ended September 30, 2000, from $3.4 million in the nine months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-----------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Interest collected increased to $4.6 million in the nine months ended September 30, 2000, from $3.7 million in 1999. The increase was attributable to loans funded in 1999.

Interest paid increased slightly to $55.9 million in the nine months ended September 30, 2000, from $54.8 million in 1999.

Advisory fees paid of $3.8 million in the nine months ended September 30, 2000, approximated the $4.0 million in 1999.

General and administrative expenses of $12.0 million in the nine months ended September 30, 2000, approximated the $12.7 million in 1999.

ARI's cash flow from its investment in IORI and TCI is dependent on the ability of each of the entities to make distributions. ARI received distributions from IORI and TCI totaling $1.9 million in the first nine months of 2000 compared to $935,000 in 1999.

Other cash from operating activities increased to $10.1 million in the nine months ended September 30, 2000, from $5.5 million in 1999. The increase was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

In the first nine months of 2000, ARI received a total $11.8 million on the collection of seven mortgage notes receivable, $26.5 million on the payoff of four mortgage notes receivable, and $1.6 million in partial paydowns of two mortgage notes receivable.

In 2000, ARI sold the following properties:


                                                                 Net
                                          Units/       Sales     Cash        Debt
     Property           Location       Sq.Ft./Acres    Price   Received   Discharged
------------------  -----------------  -------------  -------  --------  -------------
First Quarter
Apartments
Summerwind          Reseda, CA             172 Units   $9,000    $3,082  $  5,568 /(1)/
Windtree            Reseda, CA             159 Units    8,350     2,911     5,063 /(1)/
Whispering Pines    Canoga Park, CA        102 Units    5,300     1,597     3,437 /(1)/

Shopping Center
Katella Plaza       Orange, CA         62,290 Sq.Ft.    1,814       283     1,188

Land
Duchense            Duchense, UT           420 Acres   $   43    $   42  $     --
Frisco Bridges      Collin County, TX    15.00 Acres    2,675       706     2,000
Frisco Bridges      Collin County, TX    19.74 Acres    2,971        --        --  /(2)/
Mason/Goodrich      Houston, TX            1.1 Acres      129        --       116
Mason/Goodrich      Houston, TX           12.8 Acres    2,536        --     1,803
Nashville           Nashville, TN          2.6 Acres      405        --       345
Rasor               Plano, TX            43.01 Acres    1,850        --     1,604

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

                                                                         Net
                                                   Units/      Sales     Cash        Debt
        Property                Location        Sq.Ft./Acres   Price   Received   Discharged
-------------------------  ------------------  --------------  ------  --------  ------------
Second Quarter
Apartments
Pines                      Little Rock, AR          257 Units   4,650     1,281         3,063
Four Seasons               Denver, CO               384 Units  16,600     6,543         9,220/(1)/
Sherwood Glen              Urbandale, IA            180 Units   6,250     1,244         4,626/(1)/

Office Building
Marina Playa               Santa Clara, CA     124,205 Sq.Ft.  25,750     7,627         7,766

Land
Rasor                      Plano, TX                5.4 Acres     915        --           915
Salmon River               Salmon River, ID         3.0 Acres      45        44            --
Valley Ranch               Irving, TX              22.4 Acres   1,455        --         1,375
Parkfield                  Denver, CO               2.6 Acres     615        (1)          584
Frisco Bridges             Collin County, TX       24.3 Acres   4,194      (435)        4,000
Vista Business Park        Travis County, TX        5.4 Acres     620        14           577
McKinney Corners II        Collin County, TX       14.6 Acres     500      (599)        1,050

Third Quarter
Apartments
Fair Oaks                  Euless, TX               208 Units   6,850       609         5,711

Land
Mason/Goodrich             Houston, TX              6.8 Acres   1,198       114           991
McKinney Corners I, II,
 III, IV and V             Collin County, TX       82.0 Acres   9,150       613         8,123
Parkfield                          Denver, CO     326.8 Acres  13,164     7,969         3,279
Rasor                      Plano, TX               41.1 Acres   3,779     3,587            --
Pantex                     Collin County, TX      182.5 Acres   8,160        --         4,546(1)
Rowlett Creek              Collin County, TX       80.4 Acres   2,262       919         1,173
Vann Cattle                Collin County, TX      126.6 Acres   3,564     1,872         1,471
Mastenbrook                Collin County, TX      157.9 Acres   4,445     1,890         2,275
Wakefield                  Collin County, TX       70.3 Acres   1,981     1,239           612
Nashville                  Nashville, TN            3.0 Acres     523        19           450
Keller                     Tarrant County, TX     749.1 Acres  10,000     3,892         4,500
Frisco Bridges             Collin County, TX      127.4 Acres  27,500     7,411        18,570
Mason/Goodrich             Houston, TX             20.5 Acres   3,560       497         1,308

------------------
(1)  Debt assumed by purchaser.
(2)  Exchanged for 3.25 acres of Clark land.

In 2000, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                Net
                                         Acres/       Debt      Cash       Debt
    Property           Location       Units/Sq.Ft.  Incurred  Received  Discharged
----------------  ------------------  ------------  --------  --------  ----------
First Quarter
Land
Centura, Clark
 and Woolley      Farmers Branch, TX   10.08 Acres   $ 7,150    $6,960     $    --
Frisco Bridges    Collin County, TX   127.41 Acres    18,000     6,190      11,900
Frisco Bridges    Collin County, TX    62.84 Acres     7,800     2,432       4,985
Nashville         Nashville, TN       144.82 Acres    10,000     7,039       2,034

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
----------------------------------------------------------------------
           AND RESULTS OF OPERATIONS (Continued)
           -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

                                                                              Net
                                             Acres/          Debt            Cash       Debt
     Property             Location        Units/Sq.Ft.     Incurred        Received  Discharged
-------------------  ------------------  --------------  -------------     --------  ----------
Second Quarter
Apartments
Rockborough          Denver, CO               345 Units       $  2,222      $ 1,942      $   --
Confederate Point    Jacksonville, FL         206 Units          7,440        1,039       5,879
Whispering Pines     Topeka, KS               320 Units          7,530          302       6,829
Chateau Bayou        Ocean Springs, MS        122 Units          1,007          988          --
Waters Edge          Gulfport, MS             238 Units          7,532        3,447       3,993

Land
Katy                 Harris County, TX      130.6 Acres          4,250           (9)      4,042

Third Quarter
Office Buildings
Centura Tower        Farmers Branch, TX  410,910 Sq.Ft.         15,000       14,612          --

Fourth Quarter
Land
Tree Farm            Dallas, TX             10.36 Acres       $  8,000 /(1)/  7,750          --
Thompson             Farmers Branch, TX      3.99 Acres                /(1)/
Tomlin               Farmers Branch, TX      9.00 Acres                /(1)/
Lacy Longhorn        Farmers Branch, TX     17.12 Acres                /(1)/
Kelly                Fort Worth, TX         30.13 Acres                /(1)/
McKinney Corners     McKinney, TX           10.98 Acres                /(1)/

ARI has margin arrangements with various brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI, TCI and ARI's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $14.6 million at September 30, 2000. In June 2000, 1.6 million shares of TCI stock and 54,000 shares of IORI stock held as collateral on margin loans were sold to satisfy margin calls resulting in losses totaling $7.9 million. These losses are included in equity income of investees on the Statement of Operations. See NOTE 5. "INVESTMENTS IN EQUITY INVESTEES."

Management expects that it will be necessary for ARI to sell $65.0 million, $25.2 million and $11.0 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it was not able to extend such debt, ARI would either sell other of its assets to pay such debt or return the property to the lender.

Management reviews the carrying values of ARI's properties and mortgage note receivables at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

impairment is found to exist, a provision for loss is recorded by a charge against earnings. ARI's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Commitments and Contingencies
-----------------------------

In 1996, ARI was admitted to the Valley Ranch, L.P. partnership, as general partner and Class B Limited Partner. The existing general and limited partners converted their general and limited partner interest into 8,000,000 Class A units. The units are exchangeable into shares of ARI's Series B Cumulative Convertible Preferred Stock at the rate of 100 Class A units for each share of Series B Preferred Stock. In February 1999, the limited partner notified ARI that it intended to convert 100,000 Class A units into 1,000 shares of Series B Preferred Stock. In March 1999, ARI purchased the 100,000 Class A units for $100,000. ARI subsequently reached agreement with the Class A unitholder to acquire the remaining 7,900,000 Class A units for $1.00 per unit. In 1999 and the first quarter of 2000, a total of 4,000,000 units were purchased, and an additional 2,000,000 units will be purchased in May 2001 and May 2002.

On October 3, 2000, IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. ARI may exercise the option between January 1, 2001 and April 13, 2001. The total cost to purchase the shares is $30.7 million. In October 2000, ARI paid $5.6 million of the option price.

Results of Operations
---------------------

For the nine months ended September 30, 2000, ARI reported net income of $1.6 million, compared to net income of $1.9 million for the nine months ended September 30, 1999. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Pizza parlor sales and cost of sales were $8.1 million and $6.8 million, respectively, in the three months ended September 30, 2000 and $24.4 million and $20.1 million for the nine months ended September 30, 2000 compared to $7.8 million and $6.7 million, respectively, for the three months ended September 30, 1999 and $22.8 million and $19.5 million for the nine months ended September 30, 1999. The increased sales were primarily attributable to the effects of a more aggressive marketing and advertising strategy.

Rents decreased to $34.7 million and $105.2 million in the three and nine months ended September 30, 2000, from $40.3 million and $122.1 million in 1999. Rents from commercial properties increased to $23.8 million for the nine months ended September 30, 2000, from $22.1 million in 1999, rent from hotels increased to $25.5 million in the nine months ended September 30, 2000, from $25.0 million in 1999 and rent from apartments decreased to $53.0 million in the nine months ended September 30, 2000, from $74.7 million in 1999. The increase in commercial property rents was primarily attributable to the purchase of Encino

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Results of Operations (Continued)
---------------------

Executive Plaza in May 1999 and the decrease in apartment rent was due to the sale of seven apartments in 2000 and 14 apartments in 1999. Rental income is expected to decrease significantly in the remainder of 2000 as a result of the income producing properties sold in 1999 and 2000.

Property operations expense decreased to $23.8 million and $70.4 million in the three and nine months ended September 30, 2000, from $27.4 million and $80.8 million in 1999. Property operations expense for commercial properties increased to $14.8 million in the nine months ended September 30, 2000, from $11.9 million in 1999. For hotels, property operations expense increased to $17.8 million in the nine months ended September 30, 2000, from $17.7 million in 1999. For land, property operations expense increased to $7.1 million in the nine months ended September 30, 2000 from $6.5 million in 1999. For apartments, property operations expense decreased to $30.7 million in the nine months ended September 30, 2000, from $44.7 million in 1999. The increase in commercial property operations expense was primarily due to the purchase of Encino Executive Plaza in May 1999. The increase in land operating expenses was primarily due to increased property taxes. The decrease in property operations expense for apartments was due to the sale of seven apartments in 2000 and 14 apartments in 1999. Property operations expense is expected to decrease significantly in the remainder of 2000 as a result of the properties sold in 1999 and 2000.

Interest income from notes receivable decreased to $283,000 and $3.3 million in the three and nine months ended September 30, 2000 from $1.3 million and $5.0 million in 1999. The decrease is due to the collection of mortgage notes receivable and related accrued but unpaid interest at maturity in 2000.

Other income increased to $606,000 and $419,000 in the three and nine months ended September 30, 2000, improved from income of $300,000 in the three months ended September 30, 1999, and a loss of $740,000 in the nine months ended September 30, 1999. ARI recognized an unrealized decrease in market value of its trading portfolio securities of $267,000 in the nine months ended September 30, 2000, compared to $1.8 million in 1999. See NOTE 6. "MARKETABLE EQUITY SECURITIES -TRADING PORTFOLIO."

Interest expense decreased to $19.6 million and $60.2 million in the three and nine months ended September 30, 2000 from $23.0 million and $68.5 million in 1999. The decrease was attributable to the sale of seven apartments in 2000 and 14 apartments and 22 parcels of land in 1999. In the remainder of 2000, interest expense is expected to continue to decrease due to the properties sold in 1999 and 2000.

Depreciation expense decreased to $4.0 million and $12.9 million in the three and nine months ended September 30, 2000, from the $4.5 million and $13.5 million in 1999. This decrease was due to the sale of seven apartments in 2000 and 14 apartments in 1999.

Advisory fees of $1.2 million and $3.8 million in the three and nine months ended September 30, 2000, approximated the $1.5 million and $4.0 million in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Results of Operations (Continued)
---------------------

General and administrative expenses of $3.2 million and $12.0 million in the three and nine months ended September 30, 2000, approximated the $3.8 million and $12.7 million in 1999.

Minority interest decreased to $5.0 million and $32.2 million in the three and nine months ended September 30, 2000, from $23.2 million and $38.6 million in 1999. The decrease is attributable to the decreased earnings of NRLP in the first seven months of 2000. Minority interest will continue to decrease in the fourth quarter with ARI's acquisition of the minority interest in NRLP effective August 3, 2000. See NOTE 2. "TRANSACTION WITH AMERICAN REALTY TRUST, INC. AND NATIONAL REALTY, L.P."

Equity in income of investees increased to $2.6 million and decreased to $2.9 million in the three and nine months ended September 30, 2000, from $1.9 million and $5.3 million in 1999. The three month increase in equity income was attributable to gains from the sale of properties, while the nine month decrease in equity income was attributable to the loss associated with the sale of TCI and IORI stock.

In 2000, ARI sold the following properties:

                                           Units/      Gain on
     Property           Location        Sq.Ft./Acres    Sale
------------------  -----------------  --------------  -------
First Quarter
Apartments
Summerwind          Reseda, CA              172 Units  $ 6,684
Windtree            Reseda, CA              159 Units    6,170
Whispering Pines    Canoga Park, CA         102 Units    3,106

Shopping Center
Katella Plaza       Orange, CA          62,290 Sq.Ft.      194

Land
Duchense            Duchense, UT            420 Acres       16
Frisco Bridges      Collin County, TX     15.00 Acres      297
Frisco Bridges      Collin County, TX     19.74 Acres       --
Mason/Goodrich      Houston, TX             1.1 Acres       70
Mason/Goodrich      Houston, TX            12.8 Acres    1,783
Nashville           Nashville, TN           2.6 Acres      225
Rasor               Plano, TX             43.01 Acres       58

Second Quarter
Apartments
Pines               Little Rock, AR         257 Units    2,441
Four Seasons        Denver, CO              384 Units    8,191
Sherwood Glen       Urbandale, IA           180 Units    4,161

Office Building
Marina Playa        Santa Clara, CA    124,205 Sq.Ft.   17,285

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Results of Operations (Continued)
---------------------

                                              Units/     Gain on
      Property              Location       Sq.Ft./Acres   Sale
---------------------  ------------------  ------------  -------
Land
Rasor                  Plano, TX              5.4 Acres      705
Salmon River           Salmon River, ID       3.0 Acres       38
Valley Ranch           Irving, TX            22.4 Acres     (585)
Parkfield              Denver, CO             2.6 Acres      512
Frisco Bridges         Collin County, TX     24.3 Acres      259
Vista Business Park    Travis County, TX      5.4 Acres      173
McKinney Corners II    Collin County, TX     14.6 Acres      (40)

Third Quarter
Apartments
Fair Oaks              Euless, TX             208 Units    3,364

Land
Mason/Goodrich         Houston, TX            6.8 Acres      807
McKinney Corners I,
 II, III, IV and V     Collin County, TX     82.0 Acres    1,638
Parkfield              Denver, CO           326.8 Acres    3,768
Rasor                  Plano, TX             41.1 Acres    1,902
Pantex                 Collin County, TX    182.5 Acres      959
Rowlett Creek          Collin County, TX     80.4 Acres      462
Vann Cattle            Collin County, TX    126.6 Acres    1,257
Mastenbrook            Collin County, TX    157.9 Acres      747
Wakefield              Collin County, TX     70.3 Acres      478
Nashville              Nashville, TN          3.0 Acres      310
Keller                 Tarrant County, TX   749.1 Acres    3,373
Frisco Bridges         Collin County, TX    127.4 Acres    6,954
Mason/Goodrich         Houston, TX           20.5 Acres      956

In 1999, ARI sold the following properties:

                                          Units/     Gain on
     Property           Location       Sq.Ft./Acres   Sale
------------------  -----------------  ------------  -------
First Quarter
Apartments
Olde Towne          Middleton, Ohio       199 Units  $ 2,200
Santa Fe            Kansas City, MO       225 Units      706
Mesa Ridge          Mesa, AZ              480 Units   10,200

Land
Plano Parkway       Collin County, TX     4.6 Acres      473
Rasor               Plano, TX            13.0 Acres      979
Mason/Goodrich      Houston, TX           9.9 Acres      432
McKinney Corners    McKinney, TX         23.7 Acres    2,900

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Results of Operations (Continued)
---------------------

                                            Units/     Gain on
     Property             Location       Sq.Ft./Acres   Sale
-------------------  ------------------  ------------  -------
Second Quarter
Apartments
Horizon East         Dallas, TX             166 Units    1,800
Lantern Ridge        Richmond, VA           120 Units    2,300
Barcelona            Tampa, FL              368 Units    2,200

Land
Vista Ridge          Lewisville, TX        15.0 Acres      913
Plano Parkway        Collin County, TX     24.5 Acres    1,100
Frisco Bridges       Collin County, TX     27.6 Acres    4,200
Plano Parkway        Collin County, TX      6.0 Acres      615

Hotel
Continental          Las Vegas, NV          400 Rooms    7,900

Third Quarter
Apartments
Country Place        Round Rock, TX         152 Units    3,300
Lake Nora            Indianapolis, IN       588 Units   12,700
Fox Club             Indianapolis, IN       336 Units
Oakhollow            Austin, TX             409 Units   24,200
Windridge            Austin, TX

Land
JHL Connell          Carrollton, TX         .13 Acres       23
Plano Parkway        Collin County, TX     11.8 Acres    1,900
Vista Ridge          Lewisville, TX         6.7 Acres      584
Valley Ranch         Irving, TX             1.4 Acres      128
Keller               Tarrant County, TX     2.1 Acres      158
Sun City             Sun City, TX          26.5 Acres      180
Katrina              Palm Desert, CA      121.2 Acres      186
Frisco Bridges       Collin County, TX     13.6 Acres      403
Plano Parkway        Collin County, TX      6.2 Acres      (40)
Keller, Scout and
 Scoggins            Tarrant County, TX   185.6 Acres    1,800
Vista Ridge              Lewisville, TX     1.3 Acres      538


Environmental Matters
---------------------

Under various federal, state and local environmental laws, ordinances and regulations, ARI may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------


Environmental Matters (Continued)
---------------------

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on ARI's business, assets or results of operations.


Inflation
---------

The effects of inflation on ARI's operations are not quantifiable. Revenues from apartment operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new borrowings as well as the cost of variable interest rate debt will be affected.


Year 2000
---------

Even though January 1, 2000, has passed and no adverse impact from the transition to the year 2000 was experienced, no assurance can be provided that ARI's suppliers and tenants have not been affected in a manner not yet apparent. As a result, management will continue to monitor ARI's year 2000 compliance and the year 2000 compliance of its suppliers and tenants.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------------------------------------------------------------------

At September 30, 2000, ARI's exposure to a change in interest rates on its debt is as follows:


                                                 Weighted      Effect of 1%
                                                  Average       Increase In
                                    Balance    Interest Rate    Base Rates
                                  ----------  ---------------  -------------
                                   (Amounts in thousands, except per share)

Notes payable:
 Variable rate..................     $96,866            9.20%          $967

Total decrease in ARI's annual
 net income.....................                                       $967
                                                                       ====

Per share.......................                                       $.09
                                                                       ====

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)   Exhibits:


Exhibit
Number                         Description
------       -------------------------------------------------------

  3.0 Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000.

  3.1 Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000

 27.0        Financial Data Schedule, filed herewith.


(b)   Reports on Form 8-K as follows:

      A Current Report on Form 8-K, dated August 2, 2000, was filed with respect to ITEM 2. "ACQUISITION OR DISPOSITION OF ASSETS," and ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports ART's reorganization and combination with National Realty, L.P.

                                SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN REALTY INVESTORS, INC.



Date:    November 14, 2000       By:  /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:    November 14, 2000       By:  /s/ Mark W. Branigan
     --------------------------     -----------------------------------
                                    Mark W. Branigan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

                        AMERICAN REALTY INVESTORS, INC.

                                  EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q

                   For the Quarter ended September 30, 2000



Exhibit                                                                 Page
Number                         Description                             Number
-------       --------------------------------------------------       ------


 3.0          Certificate of Restatement of Articles of
              Incorporation of American Realty Investors,
              Inc., dated August 3, 2000.


 3.1 Certificate of Correction of Restated Articles of Incorporation of American Realty Investors,
              Inc., dated August 29,
              2000.


27.0          Financial Data Schedule.