Form 10-Q
period 2001-03-31
AMERICAN REALTY INVESTORS INC
filed 2001-05-15
CIK 1102238

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001
                                                           --------------


                        Commission File Number 1-15663
                                               -------



                        AMERICAN REALTY INVESTORS, INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                       Nevada                     75-2847135
            -------------------------------  ---------------------
            (State or Other Jurisdiction of     (I.R.S. Employer
            Incorporation or Organization)    Identification No.)


      1800 Valley View Lane, Suite 300, Dallas, Texas          75234
      ---------------------------------------------------------------------
       (Address of Principal Executive Offices)              (Zip Code)


                                (469) 522-4200
                        ------------------------------
                        (Registrant's Telephone Number,
                             Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                     11,819,017
----------------------------         --------------------------------
          (Class)                    (Outstanding at April 27, 2001)

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


                        AMERICAN REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         March 31,  December 31,
                                                           2001          2000
                                                         ---------     ---------
                                                         (dollars in thousands,
                                                            except per share)
            Assets
            ------
Real estate held for investment.......................   $ 547,101     $ 559,461
Less - accumulated depreciation.......................    (144,973)     (148,690)
                                                         ---------     ---------
                                                           402,128       410,771

Real estate held for sale.............................     245,644       242,973

Notes and interest receivable
  Performing ($23,574 in 2001 and $9,684 in 2000
    from affiliates)..................................      27,424        13,346
  Nonperforming ($1,555 in 2001 and $1,540 in 2000
    from affiliates)..................................       2,673         3,062
                                                         ---------     ---------
                                                            30,097        16,408

Less--allowance for estimated losses..................      (2,577)       (2,577)
                                                         ---------     ---------
                                                            27,520        13,831

Pizza parlor equipment................................      10,529        10,191
Less - accumulated depreciation.......................      (3,440)       (3,164)
                                                         ---------     ---------
                                                             7,089         7,027

Marketable equity securities, at market value.........         137           153
Cash and cash equivalents.............................       7,678         4,177
Investments in equity investees.......................      38,119        44,777
Intangibles, net of accumulated amortization ($2,348
  in 2001 and $2,233 in 2000).........................      16,067        16,075
Other assets..........................................      48,703        47,231
                                                         ---------     ---------

                                                         $ 793,085     $ 787,015
                                                         =========     =========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                           March 31,  December 31,
                                                              2001       2000
                                                          ------------------------
                                                           (dollars in thousands,
                                                              except per share)
       Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable...............................   $616,838      $616,331
Margin borrowings........................................     15,948        13,485
Accounts payable and other liabilities ($8,710 in 2001
  and $3,030 in 2000 to affiliate).......................     45,175        41,221
                                                            --------      --------
                                                             677,961       671,037


Minority interest........................................     40,107        42,576


Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
  shares, issued and outstanding
  Series A, 2,721,332 shares in 2001 and 2,600,000
    shares in 2000 (liquidation preference $27,213)......      4,843         4,843
  Series E, 50,000 shares in 2001 and 2000 (liquidation
    preference $5,000)...................................        100           100
Common Stock, $.01 par value, authorized 100,000,000
  shares; issued 11,819,017 shares in 2001 and
  11,829,217 shares in 2000..............................        118           118
Paid-in capital..........................................    112,168       112,301
Accumulated (deficit)....................................    (42,195)      (43,943)
Treasury stock at cost, 1,728,949 shares in 2001 and
  1,718,749 shares in 2000...............................        (17)          (17)
                                                            --------      --------

                                                              75,017        73,402
                                                            --------      --------

                                                            $793,085      $787,015
                                                            ========      ========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Three Months
                                                                  Ended March 31,
                                                             ------------------------
                                                                 2001         2000
                                                             -----------  -----------
                                                              (dollars in thousands,
                                                                except per share)
Property revenue
  Rents...................................................   $    33,213  $    35,079
  Property operations expenses............................        23,451       23,965
                                                             -----------  -----------
    Operating income......................................         9,762       11,114

Land operations
  Sales...................................................        20,490       10,609
  Cost of sales...........................................        16,701        8,160
                                                             -----------  -----------
    Gain on land sales....................................         3,789        2,449

Pizza parlor operations
  Sales...................................................         7,826        7,872
  Cost of sales...........................................         6,422        6,488
                                                             -----------  -----------
    Gross margin..........................................         1,404        1,384

Income from operations....................................        14,955       14,947

Other income
  Interest income.........................................           384        2,240
  Equity in income (loss) of investees....................            (5)         202
  Gain on sale of real estate.............................        16,426       16,154
  Other...................................................            33          101
                                                             -----------  -----------
                                                                  16,838       18,697

Other expenses
  Interest................................................        18,070       20,182
  Depreciation and amortization...........................         4,079        4,364
  General and administrative..............................         2,916        4,109
  Advisory fee to affiliate...............................         1,242        1,341
  Incentive fee to affiliate..............................         1,521           --
  Minority interest.......................................         1,575        9,371
                                                             -----------  -----------
                                                                  29,403       39,367
                                                             -----------  -----------

Income (loss) before income taxes.........................         2,390       (5,723)
Provision for income taxes................................            --           --
                                                             -----------  -----------

Net income (loss).........................................         2,390       (5,723)
Preferred dividend requirement............................          (642)        (508)
                                                             -----------  -----------
Net income (loss) applicable to Common shares.............   $     1,748  $    (6,231)
                                                             ===========  ===========

Earnings per share
  Net income..............................................   $       .17  $      (.58)
                                                             ===========  ===========

Weighted average Common shares used in computing earnings
  per share...............................................    10,104,268   10,759,472
                                                             ===========  ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2001




                                       Series A   Series E
                                       Preferred  Preferred  Common  Treasury   Paid-in  Accumulated Stockholders'
                                         Stock      Stock    Stock    Stock     Capital   (Deficit)     Equity
                                       ---------  ---------  ------  --------  --------- ----------- -------------
                                                      (dollars in thousands, except per share)

Balance, January 1, 2001.............     $4,843       $100    $118       (17)  $112,301    (43,943)   $73,402

Preferred dividends
 Series A Preferred Stock ($.25 per
   share)............................         --         --      --        --                    --
 Series E Preferred Stock ($.15 per
   share)............................         --         --      --        --                    --

Repurchase of Common Stock...........         --         --      --        --       (133)        --       (133)

Net income...........................         --         --      --        --         --      2,390      2,390
                                       ---------  ---------  ------  --------   --------  ---------    -------

Balance, March 31, 2001..............     $4,843       $100    $118  $    (17)  $112,168  $ (42,195)   $75,017
                                       =========  =========  ======  ========   ========  =========    =======



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Three Months
                                                                  Ended March 31,
                                                               ----------------------
                                                                  2001        2000
                                                               ----------- ----------
                                                               (dollars in thousands)
Cash Flows From Operating Activities
  Rents collected............................................. $ 33,070    $ 35,545
  Pizza parlor sales collected................................    7,848       7,905
  Interest collected..........................................      231       3,230
  Distributions received from equity investees' operating
    cash flow.................................................      --          639
  Payments for property operations............................  (29,149)    (30,347)
  Payments for pizza parlor operations........................   (6,324)     (6,217)
  Interest paid...............................................  (15,986)    (17,215)
  Advisory fee paid to affiliate..............................   (1,242)     (1,341)
  Distributions to minority interest holders..................     (574)     (1,708)
  General and administrative expenses paid....................   (2,916)     (4,110)
  Other.......................................................     (881)     (1,400)
                                                               --------    --------
     Net cash (used in) operating activities..................  (15,923)    (15,019)

Cash Flows From Investing Activities
  Collections on notes receivable.............................    2,695       5,031
  Pizza parlor equipment purchased............................     (292)        (45)
  Proceeds from sale of real estate...........................   30,771      12,384
  Purchase of marketable equity securities....................       --        (859)
  Proceeds from sale of marketable equity securities..........       --         591
  Notes receivable funded.....................................  (13,654)     (2,110)
  Earnest money/escrow deposits...............................   (4,347)     (1,930)
  Investment in real estate entities..........................       --        (149)
  Acquisition of real estate..................................       --      (3,915)
  Acquisition of partnership interest.........................   (9,734)         --
  Real estate improvements....................................   (3,435)     (8,152)
                                                               --------    --------
     Net cash provided by investing activities................    2,004         846

Cash Flows from Financing Activities
  Proceeds from notes payable.................................   28,998      63,115
  Payments on notes payable...................................  (16,111)    (41,026)
  Deferred borrowing costs....................................   (1,858)     (2,560)
  Net (payments to)/advances from affiliates..................    4,159      (7,182)
  Issuance of Series E Preferred Stock........................       --         500
  Margin borrowings, net......................................    2,402       3,277
  Repurchase of Common Stock..................................     (133)         --
  Preferred dividends paid....................................      (37)       (508)
                                                               --------    --------
     Net cash provided by financing activities................   17,420      15,616

     Net increase in cash and cash equivalents................    3,501       1,443

Cash and cash equivalents, beginning of period................    4,177       2,479
                                                               --------    --------
Cash and cash equivalents, end of period...................... $  7,678    $  3,922
                                                               ========    ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                    For the Three Months
                                                                       Ended March 31,
                                                                   ----------------------
                                                                       2001        2000
                                                                   ----------  ----------
                                                                   (dollars in thousands)
Reconciliation of net income (loss) to net cash (used in)
  operating activities
  Net income (loss)...........................................     $  2,390    $ (5,723)
  Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities
     Depreciation and amortization............................        4,079       4,364
     Gain on sale of real estate..............................      (20,215)    (18,603)
     Distributions from equity investees' operating
        cash flow.............................................           --         639
     Distributions to minority interest holders...............        1,001       1,708
     Equity in (income) loss of investees.....................            5        (202)
     (Increase) decrease in accrued interest receivable.......         (153)        990
     (Increase) decrease in other assets......................        1,187      (3,322)
     Increase (decrease) in accrued interest payable..........         (199)        752
     Increase (decrease) in accounts payable and other
        liabilities...........................................       (4,018)      4,378
                                                                   --------    --------

        Net cash (used in) operating activities...............     $(15,923)   $(15,019)
                                                                   ========    ========



Schedule of noncash investing and financing

  Notes payable from acquisition of real estate...............   $       --    $  2,500

  Notes payable assumed by buyer on sale of real estate.......       12,215      14,067

  Exchange of real estate at carrying value...................           --       2,971

  Notes receivable from sale of real estate...................        2,123          --



The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
-------------------------------

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2000 have been reclassified to conform to the 2001 presentation.

Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

NOTE 2.   NOTES RECEIVABLE
--------------------------

In April 2000, a loan with a then principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. In February 2001, the principal balance was increased to $1.6 million, the interest rate was increased to 18.0% per annum, and the maturity date was extended to June 2001.

At December 31, 2000, a loan with a principal balance of $404,000 to La Quinta Partners, LLC, was in default. In March 2001, a settlement was reached, whereby ARI collected $410,000 in full satisfaction of the note including accrued but unpaid interest.

In July 2000, ARI sold a 749.1 acre tract of its Keller land parcel for $10.0 million, receiving $8.7 million in cash and providing purchase money financing of the remaining $1.3 million of the sales price. The loan bears interest at 12.0% per annum. In September 2000, $500,000 in principal and interest was collected. All remaining principal and interest was due July 31, 2001. The loan was secured by 100% of the shares of DM Development, Inc. and an assignment of land sales proceeds. The loan had a principal balance of $817,000 at December 31, 2000. In March 2001, the loan was collected in full, including accrued but unpaid interest.

In August 2000, ARI sold a 20.5 acre tract of its Mason Goodrich land parcel for $3.6 million, receiving $2.1 million in cash and providing purchase money financing of the remaining $1.5 million of the sales price. The loan matured in December 2000. In February 2001, the loan was collected in full, including accrued but unpaid interest.

In March 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.8 million, receiving $700,000 in cash and providing purchase money

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.   NOTES RECEIVABLE (Continued)
--------------------------

financing of the remaining $2.1 million of the sales price. The loan bears interest at 12.0% per annum and matures in July 2001. All principal and interest are due at maturity.

In April 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.9 million receiving $700,000 in cash and providing purchase money financing of the remaining $2.2 million of the sales price. The loan bears interest at 10.0% per annum and matures in June 2001. All principal and accrued but unpaid interest are due at maturity.

Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco") which owns approximately 12.8% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest are due at maturity in February 2002. The line of credit is guaranteed by Basic Capital Management, Inc, ("BCM"), ARI's advisor.

In December 2000, an unsecured loan with a principal balance of $1.6 million to Warwick of Summit, Inc. ("Warwick") matured. All principal and interest were due at maturity. At March 2001, the loan remains unpaid. Richard D. Morgan, a Warwick shareholder, serves as a director of ARI.

In December 2000, a loan with a principal balance of $1.5 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At March 2001, the loan remains unpaid. Richard D. Morgan, a Bordeaux member, serves as a director of ARI.

In March 2000, a loan with a principal balance of $2.1 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At March 2001, the loan remains unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan serves as a director of ARI.

NOTE 3.    REAL ESTATE
----------------------

In 2001, ARI sold the following properties:

                                Units/      Sales   Net Cash      Debt          Gain on
Property          Location   Sq.Ft./Acres   Price   Received   Discharged        Sale
---------------  ----------  ------------  -------  --------   ----------      --------
First Quarter
Apartments
Carriage Park    Tampa, FL   46 Units      $ 2,005    $  757      $ 1,069       $   663
Rockborough      Denver, CO  345 Units      16,675     3,654       12,215/(1)/   13,471


                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 3.   REAL ESTATE (Continued)
---------------------

                                          Units/       Sales   Net Cash      Debt        Gain on
Property                Location       Sq.Ft./Acres    Price   Received   Discharged      Sale
-----------------  ------------------  -------------  -------  --------   ----------    ---------
Shopping Center
Regency Pointe     Jacksonville, FL    67,063 Sq.Ft.   $7,350    $5,126   $    1,500   $   2,292

Land
Frisco Bridges     Collin County, TX   27.8 Acres       4,500     4,130           --          25
Katrina            Palm Desert, CA     20.0 Acres       2,831      (124)         596          -- /(2)/
Las Colinas        Las Colinas, TX     1.7 Acres          825       233          400         539
Plano Parkway      Plano, TX           11.3 Acres       1,445       312          950          --
Scoggins           Tarrant County, TX  232.8 Acres      2,913       892        1,800         181
Scout              Tarrant County, TX  408.0 Acres      5,087     1,586        3,200       2,969
Tree Farm          Dallas County, TX   10.4 Acres       2,888       (87)       2,644          75


Second Quarter
Apartments
Kimberly Woods     Tucson, AZ          279 Units        8,450     1,667        6,191/(1)/  6,053

Land
Katrina            Palm Desert, CA     20.0 Acres       2,940       173           --          -- /(2)/

-----------------

(1)   Debt assumed by purchaser.
(2)   Gain deferred until ARI-provided financing is collected.


In 2000, ARI sold the following properties:

                                          Units/       Sales   Net Cash      Debt       Gain on
Property                Location       Sq.Ft./Acres    Price   Received   Discharged     Sale
------------------  -----------------  -------------  -------  --------  -------------  -------
First Quarter
Apartments
Summerwind          Reseda, CA         172 Units       $9,000    $3,082   $5,568 /(1)/   $6,684
Windtree            Reseda, CA         159 Units        8,350     2,911    5,063 /(1)/    6,170
Whispering Pines    Canoga Park, CA    102 Units        5,300     1,597    3,437 /(1)/    3,106

Shopping Center                                                                              --
Katella Plaza       Orange, CA         62,290 Sq.Ft.    1,814       283    1,188            194

Land
Duchense            Duchense, UT       420 acres           43        42       --             16
Frisco Bridges      Collin County, TX  15.00 acres      2,675       706    2,000            297
Frisco Bridges      Collin County, TX  19.74 acres      2,971        --       -- /(2)/       --
Mason/Goodrich      Houston, TX        1.1 acres          129        --      116             70
Mason/Goodrich      Houston, TX        12.8 acres       2,536        --    1,803          1,783
Nashville           Nashville, TN      2.6 acres          405        --      345            225
Rasor               Plano, TX          43.01 acres      1,850        --    1,604             58

(1)   Debt assumed by purchaser.
(2)   Exchanged for 3.25 acres of Clark land.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   REAL ESTATE (Continued)
-------   -----------

In 2000, ARI purchased the following properties:

                                        Units/     Purchase  Net Cash      Debt      Interest    Maturity
Property              Location       Sq.Ft./Acres   Price      Paid      Incurred      Rate        Date
---------------  ------------------  ------------  --------  --------  ------------  ---------  -----------
First Quarter
Land
Clark            Farmers Branch, TX  3.25 acres      $2,971  $     --  $   -- /(1)/        --  %         --
Kelly            Collin County, TX   .75 acres          130        20     100 /(2)/      10.0         03/10
Mastenbrook      Collin County, TX   157.86 acres     3,200       704   2,400 /(2)/       9.0         09/00/(3)/

------------

(1)   Exchanged for 19.74 acres of Frisco Bridges land.
(2)   Seller financing.
(3)   Property sold in September 2000.

NOTE 4.   INVESTMENTS IN EQUITY INVESTEES
-------   -------------------------------

Real estate entities. ARI's investment in real estate entities at March 31, 2001, included equity securities of two publicly traded real estate companies, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

ARI accounts for its investment in IORI and TCI and the joint venture partnerships using the equity method. The equity securities of IORI and TCI are pledged as collateral for borrowings. See NOTE 7. "MARGIN BORROWINGS."

ARI's investment in real estate entities, accounted for using the equity method, at March 31, 2001 was as follows:

              Percentage        Carrying       Equivalent
               of ARI's         Value of        Investee       Market Value
             Ownership at    Investment at   Book Value at   of Investment at
Investee    March 31, 2001   March 31, 2001  March 31, 2001   March 31, 2001
--------    ---------------  --------------  --------------  ----------------
IORI                 27.08%         $ 7,857         $10,637           $ 3,259
TCI                  25.03%          30,648          50,162            21,403
                                    -------                           -------
                                     38,505                           $24,662
                                                                      =======

Other                                  (386)
                                    -------
                                    $38,119
                                    =======

Management continues to believe that the market value of both IORI and TCI undervalues their assets, and, therefore, ARI may continue to increase its ownership in these entities in 2001, as its liquidity permits. On October 3, 2000, ARI and IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 4. INVESTMENTS IN EQUITY INVESTEES (Continued)
---------------------------------------

ARI. The total cost to purchase the TCI shares was $30.7 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid and ARI acquired the TCI shares.

Set forth below is summarized results of operations of equity investees for the three months ended March 31, 2001:


Revenues...........................................    $38,904
Equity in income of partnerships...................       (224)
Property operating expenses........................     26,190
Depreciation.......................................      5,642
Interest expense...................................     12,629
                                                       -------
(Loss) before gains on sale of real estate.........     (5,781)

Gain on sale of real estate........................      5,760
                                                       -------
Net income (loss)..................................    $   (21)
                                                       =======


ARI's share of equity investees' loss before gains on the sale of real estate was $1.5 million for the three months ended March 31, 2001, and its share of equity investees' gains on sale of real estate was $1.4 million for the three months ended March 31, 2001.

ARI's cash flow from IORI and TCI is dependent on the ability of each of them to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions.

Elm Fork Ranch, L.P. In June 2000, ARI sold its partnership interests for $2.0 million in cash, retaining an option to repurchase its interests. In January 2001, ARI purchased 100% of the partnership interests for $9.2 million, including financing of $9.0 million.


NOTE 5. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
--------------------------------------------------------

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first quarter of 2001, ARI did not purchase or sell any such securities. At March 31, 2001, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $16,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.    NOTES PAYABLE
------------------------

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                         Debt         Debt     Net Cash    Interest    Maturity
Property                 Location          Acres       Incurred    Discharged  Received      Rate        Date
------------------  ------------------  -----------  ------------  ----------  --------  ------------  --------
First Quarter
Land
Mason/Goodrich      Houston, TX         235.0 Acres  $      6,750  $       --    $6,302        14.00%     01/02
Pioneer Crossing    Austin, TX          350.1 Acres         7,000          --     6,855        16.90      03/05
Pioneer Crossing    Austin, TX          14.5 Acres          2,500          --     2,350        14.50      01/02

Second Quarter
Land
Hollywood Casino    Farmers Branch, TX  51.7 Acres    2,500 /(1)/          --     1,916         9.00      04/03
Valwood             Dallas County, TX   19.4 Acres     --   /(1)/          --        --           --         --
Katrina             Palm Desert, CA     300.5 Acres        22,000      15,584     5,365  12.50 /(2)/      10/01

------------------

(1) Single note, with all properties as collateral.
(2) Variable interest rate.

NOTE 7. MARGIN BORROWINGS
-------------------------

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 7.0% to 16.0%. Margin borrowing totaled $15.9 million at March 31, 2001.

In April 2000, ARI obtained a security loan in the amount of $5.0 million from a financial institution. ARI received net cash of $4.6 million after paying various closing costs. The loan bears interest at 1% above the prime rate (currently 8.5% per annum), requires monthly payments of interest and matures in September 2001. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

In March 2001, ARI obtained a security loan in the amount of $3.5 million from a financial institution. ARI received net cash of $3.5 million after paying various closing costs. The loan bears interest at 16.0% per annum. In April and May 2001, a total of $2.0 million in principal paydowns were made. The loan is secured by 472,000 shares of TCI owned by ARI and 128,000 shares of ARI owned by One Realco.

NOTE 8.  INCOME TAXES
---------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income or provision for income taxes in the three months ended March 31, 2001 or 2000.

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 9.  OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $2.9 million of general and administrative expenses for the three months ended March 31, 2001 and $4.1 million for 2000. Excluded from operating segment assets are assets of $96.2 million in 2001 and $94.7 million in 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States , with the exception of Hotel Sofia (Bulgaria), which had operating revenues of $694,000 and operating expenses of $534,000 in the first quarter of 2001.

Presented below are ARI's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                        Commercial                                  Pizza
   2001                 Properties  Apartments  Hotels   Land      Parlors  Receivables  Other   Total
  ------                ----------  ----------  -------  --------  -------  -----------  ------  --------
Operating revenue.....    $  9,133    $ 16,126  $ 7,695  $     63  $ 7,826      $    --  $  196  $ 41,039
Interest income.......          --          --       --        --       --          384      --       384
Operating expenses....       5,146       9,826    6,584     1,919    6,422           --     (24)   29,873
                          --------    --------  -------  --------  -------      -------  ------  --------
Operating income
   (loss).............    $  3,987    $  6,300  $ 1,111  $ (1,856) $ 1,404      $   384  $  220  $ 11,550
                          ========    ========  =======  ========  =======      =======  ======  ========

Depreciation..........    $  1,781    $  1,339  $   629  $     --  $   329      $    --  $    1  $  4,079
Interest..............       4,487       5,185    1,364     5,290      272           --   1,472    18,070
Capital expenditures..       2,218          --    1,152        65      338           --      --     3,773
Assets................     161,996     141,926   98,206   245,644   21,598       27,520      --   696,890

                    Commercial
Property Sales:     Properties  Apartments    Land     Total
                    ----------  ----------  --------  --------
Sales price........... $7,350     $18,680   $20,490   $46,520
Cost of sale..........  5,058       4,546    16,701    26,305
                       ------     -------   -------   -------
Gain on sale.......... $2,292     $14,134   $ 3,789   $20,215
                       ======     =======   =======   =======



                           Commercial                                  Pizza
        2000               Properties  Apartments  Hotels   Land       Parlors  Receivables  Total
     -----------           ----------  ----------  -------  ---------  -------  -----------  --------
Operating revenue.....       $  9,430    $ 18,341  $ 6,854   $    454  $ 7,872      $    --  $ 42,951
Interest income.......             --          --       --         --       --        2,240     2,240
Operating expenses....          5,005      10,092    5,482      3,386    6,488           --    30,453
                             --------    --------  -------   --------  -------      -------  --------
Operating income (loss)      $  4,425    $  8,249  $ 1,372   $ (2,932) $ 1,384      $ 2,240  $ 14,738
                             ========    ========  =======   ========  =======      =======  ========

Depreciation..........       $  1,611    $  1,831  $   598  $      --  $   324      $    --  $  4,364
Interest..............          3,567       5,348    1,230      7,095      278           --    17,518
Capital expenditures..          3,049       4,053      195        855       45           --     8,197
Assets................        193,126     186,109   70,943    317,565   21,106       34,641   823,490

                   Commercial
                   Properties  Apartments    Land     Total
Property Sales:    ----------  ----------  --------  --------
Sales price            $1,814     $22,650   $10,609   $35,073
Cost of sale            1,620       6,690     8,160    16,470
                       ------     -------   -------   -------
Gain on sale           $  194     $15,960   $ 2,449   $18,603
                       ======     =======   =======   =======

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10. COMMITMENTS AND CONTINGENCIES
-------- -----------------------------

Liquidity. Management expects that ARI will generate excess cash from operations, due to increased rental rates and occupancy at its properties; however, such excess will not be sufficient to discharge all of ARI's debt obligations as they mature. ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. In March 1999, ARI reached an agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased, and an additional one million units were purchased in January 2000. ARI has committed to purchase an additional two million units in each of May 2001 and May 2002.

Litigation. ART is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management, the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

                             ----------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Introduction
------------

ARI's predecessor was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at March 31, 2001, totaled $7.7 million, compared with $4.2 million at December 31, 2000. Although ARI anticipates that during the remainder of 2001 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, refinancing of properties and borrowings against unencumbered properties to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 2000, notes payable totaling $193.4 million had either scheduled maturities or required principal reduction payments during 2001. During the first quarter of 2001, ARI either extended,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS (Continued)
         -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

refinanced, paid down, paid off or received commitments from lenders to extend or refinance $38.7 million of the debt scheduled to mature in 2001.

Net cash used in operating activities increased to $15.9 million in the three months ended March 31, 2001, from $15.0 million in the three months ended March 31, 2000. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $3.9 million in the three months ended March 31, 2001 from $5.2 million in 2000. The decrease is primarily attributable to the sale of nine apartments and four commercial properties in 2000. ARI expects a decrease in cash flow from property operations during the remainder of 2001. Such decrease is expected to result from the continued selective sale of income producing properties.

Net cash from pizza operations (sales less cost of sales) in the three months ended March 31, 2001, was $1.5 million, comparable to $1.7 million in the three months ended March 31, 2000.

Interest collected decreased to $231,000 in the three months ended March 31, 2001, from $3.2 million in 2000. The decrease was attributable to the collection of $36.0 million of mortgage notes receivable in 2000.

Interest paid was $16.0 million in the three months ended March 31, 2001, compared to $17.2 million in 2000. The decrease is attributable to the paydown and payoff of mortgages on properties sold in 2000.

Advisory fees paid of $1.2 million in the three months ended March 31, 2001, approximated the $1.3 million in 2000.

General and administrative expenses paid decreased to $2.9 million in the three months ended March 31, 2001 from $4.1 million in 2000. The decrease is primarily attributable to a decrease in state and local tax payments.

ARI's cash flow from its investments in IORI and TCI is dependent on the ability of each of the entities to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions. Accordingly, ARI received no distributions in the first quarter of 2001 compared to $639,000 in 2000.

Other cash from operating activities improved to a use of $881,000 in the three months ended March 31, 2001, from a use of $1.4 million in 2000. The improvement was due to a decrease in property prepaids, other miscellaneous property receivables and property escrows.

In the first quarter of 2001, ARI received a total $2.7 million on the collection of two mortgage notes receivable and partial paydown of an additional mortgage note receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS (Continued)
         -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In the first quarter of 2001, ARI redeemed 2.5 million Class A limited partner units of ART Palm, L.L.C. for $2.5 million in cash.

In 2001, ARI sold the following properties:

                                          Units/       Sales   Net Cash      Debt        Gain on
Property                Location       Sq.Ft./Acres    Price   Received   Discharged      Sale
-----------------  ------------------  -------------  -------  --------  -------------  ---------
First Quarter
Apartments
Carriage Park      Tampa, FL           46 Units       $ 2,005    $  757  $    1,069      $     663
Rockborough        Denver, CO          345 Units       16,675     3,654      12,215/(1)/    13,471

Shopping Center
Regency Pointe     Jacksonville, FL    67,063 Sq.Ft.    7,350     5,126       1,500          2,292

Land
Frisco Bridges     Collin County, TX   27.8 Acres       4,500     4,130          --             25
Katrina            Palm Desert, CA     20.0 Acres       2,831      (124)        596             -- /(2)/
Las Colinas        Las Colinas, TX     1.7 Acres          825       233         400            539
Plano Parkway      Plano, TX           11.3 Acres       1,445       312         950             --
Scoggins           Tarrant County, TX  232.8 Acres      2,913       892       1,800            181
Scout              Tarrant County, TX  408.0 Acres      5,087     1,586       3,200          2,969
Tree Farm          Dallas County, TX   10.4 Acres       2,888       (87)      2,644             75

Second Quarter
Apartments
Kimberly Woods     Tucson, AZ          279 Units        8,450     1,667       6,191/(1)/     6,053

Land
Katrina            Palm Desert, CA     20.0 Acres       2,940       173          --             -- /(2)/

---------------
(1) Debt assumed by purchaser.
(2) Gain deferred until ARI-provided financing is collected.

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                         Debt         Debt     Net Cash    Interest    Maturity
Property                 Location          Acres       Incurred    Discharged  Received      Rate        Date
------------------  ------------------  -----------  ------------  ----------- --------  ------------  --------
First Quarter
Land
Mason/Goodrich      Houston, TX         235.0 Acres  $      6,750  $        --   $6,302        14.00%     01/02
Pioneer Crossing    Austin, TX          350.1 Acres         7,000           --    6,855        16.90      03/05
Pioneer Crossing    Austin, TX           14.5 Acres         2,500           --    2,350        14.50      01/02

Second Quarter
Land
Hollywood Casino    Farmers Branch, TX   51.7 Acres         2,500 /(1)/     --    1,916         9.00      04/03
Valwood             Dallas County, TX    19.4 Acres            -- /(1)/     --       --           --         --
Katrina             Palm Desert, CA     300.5 Acres        22,000       15,584    5,365        12.50/(2)/ 10/01

-------------

(1) Single note, with all properties as collateral.
(2) Variable interest rate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS (Continued)
         -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 7.0% to 16.0%. Margin borrowing totaled $15.9 million at March 31, 2001.

Management expects that it will be necessary for ARI to sell $102.0 million, $34.1 million and $1.2 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it was not able to extend such debt, ARI would either sell other of its assets to pay such debt or transfer the property to the lender.

Management reviews the carrying values of ARI's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. ARI's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Commitments and Contingencies
-----------------------------

In March 1999, an agreement was reached with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased, and an additional one million units were purchased in January 2000. ARI has committed to purchase an additional two million units in each of May 2001 and May 2002.

Results of Operations
---------------------

For the three months ended March 31, 2001, ARI reported net income of $2.4 million, compared to the net loss of $5.7 million for the three months ended March 31, 2000. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Pizza parlor sales and cost of sales of $7.8 million and $6.4 million, respectively, in the three months ended March 31, 2001 approximated the $7.9 million and $6.5 million in 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

Rents decreased to $33.2 million in the three months ended March 31, 2001, from $35.1 million in 2000. Rents from commercial properties decreased to $9.1 million for the three months ended March 31, 2001, from $9.4 million in 2000, rent from hotels increased to $7.7 million in the three months ended March 31, 2001, from $6.9 million in 2000 and rents from apartments decreased to $16.1 million in the three months ended March 31, 2001, from $18.3 million in 2000. The decrease in commercial property rents was primarily attributable to the sale of four commercial properties in 2000 and the decrease in apartment rent was due to the sale of nine apartments in 2000. The increase in hotel rents was primarily due to the Hotel Sofia, which commenced operations in 2001. Rental income is expected to decrease significantly in the remainder of 2001 as a result of the income producing properties sold in 2000 and 2001.

Property operations expense of $23.5 million in the three months ended March 31, 2001, approximated the $24.0 million in 2000. Property operations expense for commercial properties of $5.1 million in the three months ended March 31, 2001, approximated the $5.0 million in 2000. For hotels, property operations expense increased to $6.6 million in the three months ended March 31, 2001, compared to $5.5 million in 2000. For land, property operations expense decreased to $1.9 million in the three months ended March 31, 2001 from $3.4 million in 2000. For apartments, property operations expense decreased to $9.8 million in the three months ended March 31, 2001, compared to $10.1 million in 2000. The sale of nine apartments in 2000 reduced property operations expense; however, expenses for the three months ended March 31, 2001 increased over 2000 due to the completion of apartment construction in 2000 and a fire loss recovery in 2000. The increase in hotel operations expense was primarily due to the Hotel Sofia, which commenced operations in 2001. The decrease for land was primarily due to the 26 land parcels sold in 2000. Property operations expense is expected to decrease significantly in the remainder of 2001 as a result of the properties sold in 2000 and 2001.

Interest income from notes receivable decreased to $384,000 in the three months ended March 31, 2001 from $2.2 million in 2000, due to the collection of $36.0 million of mortgage notes receivable in 2000.

Interest expense decreased to $18.1 million in the three months ended March 31, 2001 from $20.2 million in 2000. The decrease was attributable to the sale of nine apartments, four commercial properties, and 26 parcels of land in 2000. In the remainder of 2001, interest expense is expected to continue to decrease due to the properties sold in 2000 and 2001.

Depreciation expense decreased to $4.1 million in the three months ended March 31, 2001 from $4.4 million in 2000. The decrease is due to the sale of nine apartments and four commercial properties in 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------


Results of Operations (Continued)
---------------------

Advisory fees of $1.2 million in the three months ended March 31, 2001 approximated the $1.3 million in 2000.

General and administrative expenses decreased to $2.9 million in the three months ended March 31, 2001 compared to $4.1 million in 2000. The decrease is primarily due to reduced state and local taxes.

Minority interest decreased to $1.6 million in the three months ended March 31, 2001 from $9.4 million in 2000. The decrease is attributable to the merger of National Realty, L.P. into ARI in August 2000.

Equity in income of investees decreased to a loss of $5,000 in the three months ended March 31, 2001 from income of $202,000 in 2000. The decrease in equity income was attributable to reduced net income for IORI and TCI.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

At March 31, 2001, ARI's exposure to a change in interest rates on its debt is as follows:

                                                Weighted     Effect of 1%
                                                Average      Increase In
                                   Balance   Interest Rate    Base Rates
                                  --------   --------------  ------------

Notes payable:
  Variable rate.................   $127,512         11.328%       $1,275

Total decrease in ARI's annual
  net income....................                                  $1,275
                                                                  ======

Per share.......................                                  $  .13
                                                                  ======


                      ------------------------------------


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  Exhibits:

     None.


(b)  Reports on Form 8-K as follows:

     None.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN REALTY INVESTORS, INC.



Date:       May 15, 2001         By:    /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                        Karl L. Blaha
                                        President



Date:       May 15, 2001         By:    /s/ Mark W. Branigan
     --------------------------     -----------------------------------
                                        Mark W. Branigan
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)