Form 10-Q
period 2001-06-30
AMERICAN REALTY INVESTORS INC
filed 2001-08-13
CIK 1102238

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001
                                                            -------------


                         Commission File Number 1-15663
                                                -------



                        AMERICAN REALTY INVESTORS, INC.
           ---------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                       Nevada                       75-2847135
          --------------------------------     ---------------------
          (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)        Identification No.)


     1800 Valley View Lane, Suite 300, Dallas, Texas            75234
    ----------------------------------------------------------------------
        (Address of Principal Executive Offices)              (Zip Code)


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
Yes  X    No
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                      11,830,127
----------------------------         --------------------------------
          (Class)                     (Outstanding at July 31, 2001)

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

                        AMERICAN REALTY INVESTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30,         December 31,
                                                                               2001               2000
                                                                             ---------          ---------
                                                                                   (dollars in thousands,
                                                                                   except per share)
                        Assets
Real estate held for investment.......................................       $ 523,010          $ 559,461
Less - accumulated depreciation.......................................        (133,024)          (148,690)
                                                                             ---------          ---------
                                                                               389,986            410,771

Real estate held for sale.............................................         231,493            242,973

Notes and interest receivable
 Performing ($19,164 in 2001 and $9,684 in 2000 from
  affiliates).........................................................          23,776             13,346
 Nonperforming ($6,433 in 2001 and $1,540 in 2000
  from affiliates)....................................................           7,551              3,062
                                                                             ---------          ---------
                                                                                31,327             16,408

Less--allowance for estimated losses..................................          (2,577)            (2,577)
                                                                             ---------          ---------
                                                                                28,750             13,831

Pizza parlor equipment................................................          10,871             10,191
Less - accumulated depreciation.......................................          (3,598)            (3,164)
                                                                             ---------          ---------
                                                                                 7,273              7,027

Leasehold interest - oil and gas properties...........................           4,719                 --
Less - accumulated depletion..........................................              --                 --
                                                                             ---------          ---------
                                                                                 4,719                 --

Oilfield equipment....................................................             213                 --
Less - accumulated depreciation.......................................              --                 --
                                                                             ---------          ---------
                                                                                   213                 --

Marketable equity securities, at market value.........................             140                153
Cash and cash equivalents.............................................           5,966              4,177
Investments in equity investees.......................................          74,595             44,777
Intangibles, net of accumulated amortization ($2,326
 in 2001 and $2,233 in 2000)..........................................          15,951             16,075
Other assets..........................................................          40,722             47,231
                                                                             ---------          ---------
                                                                             $ 799,808          $ 787,015
                                                                             =========          =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - Continued




                                                                                June 30,        December 31,
                                                                                 2001              2000
                                                                                --------         --------
                                                                                 (dollars in thousands,
                                                                                    except per share)
                Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable................................................      $599,365         $616,331
Margin borrowings.........................................................        12,307           13,485
Accounts payable and other liabilities ($29,413 in 2001
 and $3,030 in 2000 to affiliate).........................................        63,713           41,221
                                                                                --------         --------
                                                                                 675,385          671,037

Minority interest.........................................................        37,510           42,576

Series F, 3,968.75 shares in 2001 (liquidation
 preference $3,969).......................................................         3,969               --

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
 shares, issued and outstanding
 Series A, 2,721,332 shares in 2001 and 2000
  (liquidation preference $27,213)........................................         4,843            4,843
 Series E, 50,000 shares in 2001 and 2000 (liquidation
  preference $5,000)......................................................           100              100
Common Stock, $.01 par value, authorized 100,000,000
 shares; issued 11,830,127 shares in 2001 and
 11,829,217 shares in 2000................................................           118              118
Paid-in capital...........................................................       112,167          112,301
Accumulated (deficit).....................................................       (34,268)         (43,943)
Treasury stock at cost, 1,637,000 shares in 2001 and
 1,718,749 shares in 2000.................................................           (16)             (17)
                                                                                --------         --------

                                                                                  82,944           73,402
                                                                                --------         --------

                                                                                $799,808         $787,015
                                                                                ========         ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months             For the Six Months
                                                        Ended June 30,                   Ended June 30,
                                                 ----------------------------     ----------------------------
                                                     2001             2000            2001             2000
                                                 -----------      -----------     -----------      -----------
                                                             (dollars in thousands, except per share)
Property revenue
 Rents.........................................  $    32,823      $    35,424     $    66,036      $    70,503
 Property operations expenses..................       25,643           22,710          49,094           46,675
                                                 -----------      -----------     -----------      -----------
  Operating income.............................        7,180           12,714          16,942           23,828

Land operations
 Sales.........................................       13,087            5,760          33,577           18,953
 Cost of sales.................................       12,163            4,698          28,864           15,442
                                                 -----------      -----------     -----------      -----------
  Gain on land sales...........................          924            1,062           4,713            3,511

Pizza parlor operations
 Sales.........................................        8,733            8,392          16,559           16,264
 Cost of sales.................................        7,129            6,852          13,551           13,340
                                                 -----------      -----------     -----------      -----------
  Gross margin.................................        1,604            1,540           3,008            2,924

Income from operations.........................        9,708           15,316          24,663           30,263

Other income
 Interest income...............................          776              772           1,160            3,012
 Equity in income of investees.................        5,710               94           5,705              296
 Gain on sale of real estate...................       25,840           32,078          42,266           48,232
 Other.........................................           44             (288)             77             (187)
                                                 -----------      -----------     -----------      -----------
                                                      32,370           32,656          49,208           51,353

Other expenses
 Interest......................................       19,111           20,391          37,181           40,573
 Depreciation and amortization.................        4,600            4,544           8,679            8,908
 General and administrative....................        1,557            4,723           4,473            8,832
 Advisory fee to affiliate.....................        2,292            1,283           3,534            2,624
 Net income fee to affiliate...................        1,766               --           1,766               --
 Incentive fee to affiliate....................        4,314               --           5,835               --
 Minority interest.............................          (95)          17,895           1,480           27,266
                                                 -----------      -----------     -----------      -----------
                                                      33,545           48,836          62,948           88,203
                                                 -----------      -----------     -----------      -----------

Net income (loss)..............................        8,533             (864)         10,923           (6,587)
Preferred dividend requirement.................         (606)            (563)         (1,248)          (1,071)
                                                 -----------      -----------     -----------      -----------
Net income (loss) applicable to................  $     7,927      $    (1,427)    $     9,675      $    (7,658)
 Common shares.................................  ===========      ===========     ===========      ===========

Earnings per share
 Net income....................................         $.78            $(.13)           $.96            $(.71)
                                                 ===========      ===========     ===========      ===========

Weighted average Common shares used
 in computing earnings per share...............   10,128,124       10,716,533      10,116,196       10,738,003
                                                 ===========      ===========     ===========      ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2001


                                               Series A     Series E
                                              Preferred     Preferred   Common  Treasury  Paid-in   Accumulated  Stockholders'
                                                Stock         Stock     Stock    Stock    Capital    (Deficit)      Equity
                                            --------------  ---------  ------  --------  ---------   ----------   ----------
                                                             (dollars in thousands, except per share)
Balance, January 1, 2001..................          $4,843       $100    $118       (17)  $112,301     (43,943)  $73,402

Preferred dividends
 Series A Preferred Stock
  ($.50 per share)........................              --         --      --        --                     --
 Series E Preferred Stock
  ($.30 per share)........................              --         --      --        --                     --

Retirement of Treasury Stock..............              --         --      --         1         (1)         --        --

Repurchase of Common Stock................              --         --      --        --       (133)         --      (133)

Net income................................              --         --      --        --         --      10,923    10,923
                                            --------------  ---------  ------  --------  ---------  ----------  --------

Balance, June 30, 2001....................          $4,843       $100    $118       (16)  $112,167     (34,268)  $82,944
                                            ==============  =========  ======  ========  =========  ==========  ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Six Months
                                                                                    Ended June 30,
                                                                               -------------------------
                                                                                 2001             2000
                                                                               --------         --------
                                                                                (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected.........................................................       $ 65,738         $ 69,984
 Pizza parlor sales collected............................................         16,579           16,299
 Interest collected......................................................            300            3,948
 Distributions received from equity investees' operating
  cash flow..............................................................             53            1,806
 Payments for property operations........................................        (56,666)         (60,701)
 Payments for pizza parlor operations....................................        (13,689)         (13,295)
 Interest paid...........................................................        (31,221)         (32,965)
 Advisory fee paid to affiliate..........................................         (3,534)          (2,624)
 Distributions to minority interest holders..............................         (1,583)          (5,153)
 General and administrative expenses paid................................         (4,473)          (8,832)
 Other...................................................................         (2,497)             764
                                                                                --------         --------
  Net cash (used in) operating activities................................        (30,993)         (30,769)

Cash Flows From Investing Activities
 Collections on notes receivable.........................................          4,471           14,757
 Pizza parlor equipment purchased........................................           (713)            (161)
 Proceeds from sale of real estate.......................................         77,693           42,759
 Purchase of marketable equity securities................................             --          (5,531)
 Proceeds from sale of marketable equity securities......................             --            4,203
 Notes receivable funded.................................................        (13,783)          (9,956)
 Earnest money/escrow deposits...........................................           (960)          (5,944)
 Investment in real estate entities......................................        (36,976)           3,997
 Acquisition of real estate..............................................             --           (1,040)
 Construction and development............................................             --           (8,030)
 Real estate improvements................................................         (6,465)          (5,064)
 Acquisition of leasehold interests......................................           (150)              --
 Purchase of oilfield equipment..........................................           (213)              --
                                                                                --------         --------
  Net cash provided by investing activities..............................         22,904           29,990


Cash Flows from Financing Activities
 Proceeds from notes payable.............................................         77,924          124,201
 Payments on notes payable...............................................        (79,875)         (90,809)
 Deferred borrowing costs................................................         (4,941)          (3,737)
 Net (payments to)/advances from affiliates..............................         18,832          (27,681)
 Issuance of Series E Preferred Stock....................................             --              500
 Margin borrowings, net..................................................         (1,286)             375
 Repurchase of Common Stock..............................................           (133)            (746)
 Preferred dividends paid................................................           (643)          (1,071)
                                                                                --------         --------
  Net cash provided by financing activities..............................          9,878            1,032

  Net increase in cash and cash equivalents..............................          1,789              253

Cash and cash equivalents, beginning of period...........................          4,177            2,479
                                                                                --------         --------
Cash and cash equivalents, end of period.................................       $  5,966         $  2,732
                                                                                ========         ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued




                                                                                  For the Six Months
                                                                                     Ended June 30,
                                                                               -------------------------
                                                                                 2001             2000
                                                                               --------         --------
                                                                                 (dollars in thousands)

Reconciliation of net income (loss) to net cash (used in)
 operating activities
 Net income (loss)......................................................        $ 10,923         $(6,587)
 Adjustments to reconcile net income (loss) to net cash
  (used in) operating activities
  Depreciation and amortization.........................................           8,679           8,908
  Gain on sale of real estate...........................................         (46,979)        (51,743)
  Distributions from equity investees' operating
   cash flow............................................................              53           1,806
  Distributions to minority interest holders............................            (103)         22,113
  Equity in (income) of investees.......................................          (5,705)           (296)
  (Increase) decrease in accrued interest receivable....................            (860)            936
  Decrease in other assets..............................................           3,243           5,314
  Increase (decrease) in accrued interest payable.......................            (243)          2,741
  (Decrease) in accounts payable and other liabilities..................              (1)        (13,961)
                                                                                --------        --------

   Net cash (used in) operating activities..............................         (30,993)        (30,769)
                                                                                ========        ========

Schedule of noncash investing and financing

 Notes payable from acquisition of real estate..........................        $     --        $  2,927

 Notes payable assumed by buyer on sale of real estate..................          18,406          27,914

 Retirement of Common Stock.............................................              --              20

 Exchange of real estate at carrying value..............................           3,726           2,989

 Notes receivable from sale of real estate..............................           4,329              --

 Issuance of Series F Preferred Stock...................................           3,969              --


The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION
-------   ---------------------

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

Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

NOTE 2.   NOTES RECEIVABLE
-------   ----------------

In April 2000, a loan with a then principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. In February 2001, the principal balance was increased to $1.6 million, the interest rate was increased to 18.0% per annum, and the maturity date was extended to June 2001. At August 2001, extension terms are being negotiated.

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

In March 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.8 million, receiving $700,000 in cash and providing purchase money

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 2.   NOTES RECEIVABLE (Continued)
-------   ----------------

financing of the remaining $2.1 million of the sales price. The loan bears interest at 12.0% per annum and matured in July 2001. All principal and interest are due at maturity. At August 2001, extension terms are being negotiated.

In April 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.9 million receiving $700,000 in cash and providing purchase money financing of the remaining $2.2 million of the sales price. The loan bore interest at 10.0% per annum and matured in June 2001. In May 2001, ARI sold an 80% senior interest in the note to a financial institution. In June 2001, the interest rate was increased to 12.0% and the maturity date was extended to August 2001. All principal and accrued but unpaid interest are due at maturity. In July 2001, the note was collected in full, including accrued but unpaid interest.

Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco") which owns approximately 11.9% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest are due at maturity in February 2002. The line of credit is guaranteed by Basic Capital Management, Inc, ("BCM"), ARI's advisor.

In December 2000, an unsecured loan with a principal balance of $1.6 million to Warwick of Summit, Inc. ("Warwick") matured. All principal and interest were due at maturity. At June 2001, the loan, and $331,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, serves as a director of ARI.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At June 2001, the loan, and $379,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member, serves as a director of ARI.

In March 2000, a loan with a principal balance of $2.3 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At June 2001, the loan, and $611,000 of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan serves as a director of ARI.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 3.    REAL ESTATE
---------  -----------

In 2001, ARI sold the following properties:


                                              Units/       Sales   Net Cash     Debt      Gain (Loss)
      Property              Location       Sq.Ft./Acres    Price   Received  Discharged     on Sale
---------------------  ------------------  -------------  -------  --------  -----------  ------------
First Quarter
Apartments
Carriage Park          Tampa, FL                46 Units  $ 2,005    $  757  $    1,069       $   663
Rockborough            Denver, CO              345 Units   16,675     3,654      12,215 (1)    13,471

Shopping Center
Regency Pointe         Jacksonville, FL    67,063 Sq.Ft.    7,350     5,126       1,500         2,292

Land
Frisco Bridges         Collin County, TX      27.8 Acres    4,500     4,130          --            25
Katrina                Palm Desert, CA        20.0 Acres    2,831      (124)        596            -- (2)
Las Colinas            Las Colinas, TX         1.7 Acres      825       233         400           539
Plano Parkway          Plano, TX              11.3 Acres    1,446       312         950            --
Scoggins               Tarrant County, TX    232.8 Acres    2,913       892       1,800           181
Scout                  Tarrant County, TX    408.0 Acres    5,087     1,586       3,200         2,969
Tree Farm              Dallas County, TX      10.4 Acres    2,888       (87)      2,644            75

Second Quarter
Apartments
Kimberly Woods         Tucson, AZ              279 Units    8,450     1,667       6,191 (1)     6,052
Place One              Tulsa, OK               407 Units   12,935     3,310       7,539         8,623
Shadowood              Addison, TX             184 Units    7,125     1,980       4,320         4,644
Glenwood               Addison, TX             168 Units    6,650     3,166       2,549          (560)
Bent Tree              Addison, TX             292 Units   12,050     2,480       8,867         7,081

Land
Katrina                Palm Desert, CA        20.0 Acres    2,940        78          --           516
Mason/Goodrich         Houston, TX            22.1 Acres    4,168       (34)      3,750         2,896
Plano Parkway          Plano, TX              12.0 Acres      740       672          --          (991)
Yorktown               Harris County, TX     120.4 Acres    5,239      (160)      4,991        (1,497)

Third Quarter
Apartments
Club Mar               Sarasota, FL            248 Units    8,500     1,805       6,199         5,719

Land
Elm Fork               Denton County, TX      10.0 Acres    1,002       (30)        958           284
Katrina                Palm Desert, CA         6.1 Acres    1,196     1,108          --           570
Chase Oaks             Plano, TX              22.3 Acres    2,875       663       2,027           796

-----------------

(1)  Debt assumed by purchaser.
(2)  Gain deferred until ARI-provided financing is collected.

In 2000, ARI sold the following properties:

                                           Units/      Sales   Net Cash     Debt      Gain (Loss)
      Property            Location      Sq.Ft./Acres   Price   Received  Discharged     On Sale
---------------------  ---------------  ------------  -------  --------  -----------  -----------
First Quarter
Apartments
Summerwind             Reseda, CA          172 Units   $9,000    $3,082   $5,568 (1)       $6,684
Windtree               Reseda, CA          159 Units    8,350     2,911    5,063 (1)        6,170
Whispering Pines       Canoga Park, CA     102 Units    5,300     1,597    3,437 (1)        3,106

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.   REAL ESTATE (Continued)
-------   -----------

                                              Units/       Sales   Net Cash     Debt      Gain (Loss)
      Property             Location        Sq.Ft./Acres    Price   Received  Discharged     On Sale
---------------------  -----------------  --------------  -------  --------  -----------  -----------
Shopping Center
Katella Plaza          Orange, CA          62,290 Sq.Ft.  $ 1,814    $  283   $   1,188       $   194

Land
Duchense               Duchense, UT            420 Acres       43        42          --            16
Frisco Bridges         Collin County, TX     15.00 Acres    2,675       706       2,000           297
Frisco Bridges         Collin County, TX     19.74 Acres    2,971        --          -- (2)        --
Mason/Goodrich         Houston, TX             1.1 Acres      129        --         116            70
Mason/Goodrich         Houston, TX            12.8 Acres    2,536        --       1,803         1,783
Nashville              Nashville, TN           2.6 Acres      405        --         345           225
Rasor                  Plano, TX              43.0 Acres    1,850        --       1,604            58

Second Quarter
Apartments
Pines                  Little Rock, AR         257 Units    4,650     1,281       3,063         2,441
Four Seasons           Denver, CO              384 Units   16,600     6,543       9,220 (1)     8,191
Sherwood Glen          Urbandale, IA           180 Units    6,250     1,244       4,626 (1)     4,161

Office Building
Marina Playa           Santa Clara, CA    124,205 Sq.Ft.   25,750     6,082       7,766        17,285

Land
Rasor                  Plano, TX               5.4 Acres      915        --         915           705
Salmon River           Salmon River, ID        3.0 Acres       45        44          --            38
Valley Ranch           Irving, TX             22.4 Acres    1,455        --       1,375          (585)
Parkfield              Denver, CO              2.6 Acres      615        (1)        584           512
Frisco Bridges         Collin County, TX      24.3 Acres    4,194      (435)      4,000           260
Vista Business         Travis County, TX       5.4 Acres      620        14         577           173
McKinney Corners II    Collin County, TX      14.6 Acres      500      (599)      1,050           (40)

Third Quarter
Apartments
Fair Oaks              Euless, TX              208 Units    6,850       609       5,711         3,364

Land
Mason/Goodrich         Houston, TX             6.8 Acres    1,198       114         991           807
McKinney Corners
 I,II,III,IV,V         Collin County, TX      82.0 Acres    9,150       613       8,123         1,638
---------------------

(1)   Debt assumed by purchaser.
(2)   Exchanged for 3.25 acres of Clark land.

In 2001, ARI purchased the following properties:

                                   Units/     Purchase  Net Cash      Debt      Interest   Maturity
    Property        Location    Sq.Ft./Acres   Price      Paid      Incurred      Rate       Date
-----------------  -----------  ------------  --------  ---------  -----------  ---------  --------
Second Quarter
Apartments
Glenwood           Addison, TX     168 Units    $6,246      --  (1)  $ 2,549 (2)    9.25%     10/04
--------------

(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with a related party.
(2)   Assumed debt of seller.  Exchanged with a related party.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   REAL ESTATE (Continued)
-------   -----------

In 2000, ARI purchased the following properties:

                                          Units/     Purchase  Net Cash     Debt     Interest   Maturity
    Property            Location       Sq.Ft./Acres   Price      Paid     Incurred     Rate       Date
-----------------  ------------------  ------------  --------  --------  ----------  ---------  --------
First Quarter
Land
Clark              Farmers Branch, TX    3.25 Acres    $2,989      $ --   $--   (1)       -- %        --
Kelly lots         Collin County, TX      .75 Acres       130        20     100 (2)      10.0      03/10
Mastenbrook        Collin County, TX   157.86 Acres     3,200       704   2,400 (2)       9.0      09/00

Second Quarter
Land
Sladek             Travis County, TX     63.3 Acres       712       316     427 (2)      10.0      05/04
--------------

(1)   Exchanged for 19.74 acres of Frisco Bridges land.
(2)   Seller financing.

NOTE 4.   OIL AND GAS OPERATIONS
-------   ----------------------

In May 2001, ARI purchased the leasehold interests in 37 oil and gas mineral development properties, which include 131 drilled wells. The total proved reserves are 5.9 million barrels of oil and 3.0 billion cubic feet of natural gas. The total purchase price was $4.7 million, plus a 40% profit participation. The Operator's Interest was purchased for $375,000, with $25,000 cash paid at closing. ARI gave a note payable for the remaining $350,000. The note bears no interest, and matures in May 2002. Monthly principal payments are required. The Working Interests were purchased for $4.3 million, with $125,000 cash paid at closing. ARI gave a note payable for $250,000. The note bears no interest, and matures in November 2001. One-half of the principal is due in August 2001. The remaining $4.0 million was paid by issuing 3,968.75 shares of ARI Series F Preferred Stock, which is redeemable quarterly in an amount equal to 20% of net cash flow from these oil and gas operations. The stock has a liquidation value of $1,000 per share, and pays no dividends. Production from these wells began in July 2001.

NOTE 5.   INVESTMENTS IN EQUITY INVESTEES
-------   -------------------------------

Real estate entities. ARI's investment in real estate entities at June 30, 2001, included equity securities of two affiliated publicly traded real estate companies, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

ARI accounts for its investment in IORI and TCI and the joint venture partnerships using the equity method. The equity securities of IORI and TCI are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENTS IN EQUITY INVESTEES (Continued)
-------   -------------------------------

ARI's investment in real estate entities, accounted for using the equity method, at June 30, 2001 was as follows:

                     Percentage              Carrying             Equivalent
                      of ARI's               Value of              Investee              Market Value
                    Ownership at          Investment at          Book Value at         of Investment at
   Investee         June 30, 2001         June 30, 2001          June 30, 2001           June 30, 2001
--------------  ---------------------  --------------------  ---------------------  -----------------------
IORI                            27.0%               $ 7,347                $10,408                  $ 3,361
TCI                             46.6%                64,966                 99,940                   52,270
                                                    -------                                         -------
                                                     72,313                                         $55,631
                                                                                                    =======
Other                                                 2,282
                                                    -------
                                                    $74,595
                                                    =======

Management continues to believe that the market value of both IORI and TCI undervalues their assets, and, therefore, ARI may continue to increase its ownership in these entities in 2001, as its liquidity permits. On October 3, 2000, ARI and IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of Common Stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. The total cost to purchase the TCI shares was $30.8 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid and ARI acquired the TCI shares.

Set forth below is summarized results of operations of equity investees for the six months ended June 30, 2001:

Revenues.........................................................................        $ 78,973
Equity in income (loss) of equity investees......................................          (1,452)
Property operating expenses......................................................          55,914
Depreciation.....................................................................          11,227
Interest expense.................................................................          25,017
                                                                                         --------
(Loss) before gains on sale of real estate.......................................         (14,637)

Gain on sale of real estate......................................................          27,106
                                                                                         --------
Net income.......................................................................        $ 12,469
                                                                                         ========

ARI's share of equity investees' loss before gains on the sale of real estate was $6.5 million for the six months ended June 30, 2001, and its share of equity investees' gains on sale of real estate was $12.6 million for the six months ended June 30, 2001. Also included is a loss of $387,000 from the sale of stock.

ARI's cash flow from IORI and TCI is dependent on the ability of each of them to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions.

In June 2000, ARI sold 1.6 million shares of TCI stock resulting in a $7.7 million loss and 54,000 shares of IORI stock resulting in a

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. INVESTMENTS IN EQUITY INVESTEES (Continued)
------- -------------------------------

$246,000 loss. These losses are included in equity in income (loss) of investees on the Statement of Operations.

ART Florida Portfolio II, Ltd. In June 2000, Vestavia Lakes Apartments partnership, in Orlando, Florida, in which ART Portfolio II, Ltd. owned an interest, was sold. A loss was incurred on the sale, of which ARI's share was $967,000, which is included in equity income (loss) of investees in the accompanying Consolidated Financial Statements.

Elm Fork Ranch, L.P. In June 2000, ARI sold its partnership interests for $2.0 million in cash, retaining an option to repurchase its interests. In January 2001, ARI purchased 100% of the partnership interests for $9.2 million, including financing of $9.0 million.

NOTE 6. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
------- ------------------------------------------------

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first six months of 2001, ARI did not purchase or sell any such securities. At June 30, 2001, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $15,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.


NOTE 7.    NOTES PAYABLE
---------  -------------

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                              Acres/Rooms/     Debt        Debt     Net Cash  Interest   Maturity
       Property               Location           Sq.Ft.      Incurred   Discharged  Received    Rate       Date
-----------------------  -------------------  -------------  ---------  ----------  --------  ---------  --------
First Quarter
Land
Mason/Goodrich           Houston, TX            235.0 Acres  $  6,750      $    --    $6,302     14.00%     01/02
Pioneer Crossing         Austin, TX             350.1 Acres     7,000           --     6,855     16.90      03/05
Pioneer Crossing         Austin, TX              14.5 Acres     2,500           --     2,350     14.50      01/02

Second Quarter
Land
Hollywood Casino         Farmers Branch, TX      51.7 Acres      2,500 (1)      --     1,916      9.00      04/03
Valwood                  Dallas County, TX       19.4 Acres         -- (1)      --        --        --         --
Katrina                  Palm Desert, CA        300.5 Acres     22,000      15,584     4,417     12.50 (2)  10/01
Jeffries Ranch           Oceanside, CA           82.4 Acres      5,250 (3)     750     3,944     14.50      06/02
Willow Springs           Riverside, CA        1,485.7 Acres         -- (3)      --        --        --         --

Hotel
Williamsburg
 Hospitality House       Williamsburg, VA(4)      296 Rooms    10,309           --     9,851     36.00      01/02

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. NOTES PAYABLE (Continued)
------- -------------

                                             Acres/Rooms/     Debt       Debt     Net Cash  Interest   Maturity
       Property              Location           Sq. Ft.     Incurred  Discharged  Received    Rate       Date
----------------------  ------------------  --------------  --------  ----------  --------  --------   --------
Shopping Center
Cullman                 Cullman, AL          92,486 Sq.Ft.    $   --(3)     $129      $ --        --         --

Third Quarter
Land
Marine Creek            Fort Worth, TX          54.2 Acres     1,500         750       701      9.00%     01/03
------------------

(1)  Single note, with all properties as collateral.
(2)  Variable interest rate.
(3)  Single note, with all properties as collateral.
(4)  Also secured by 1,846,000 shares of TCI common stock.

In 2000, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                Acres/        Debt       Debt     Net Cash  Interest   Maturity
       Property              Location        Units/Sq.Ft.   Incurred  Discharged  Received    Rate       Date
----------------------  ------------------  --------------  --------  ----------  --------  --------   --------
First Quarter
Land
Centura, Clark
 and Woolley            Farmers Branch, TX     10.08 Acres   $ 7,150     $    --   $ 6,960     14.00%     03/03
Frisco Bridges          Collin County, TX     127.41 Acres    18,000      11,900     6,190     13.00      03/01
Frisco Bridges          Collin County, TX      62.84 Acres     7,800       4,985     2,432     14.00      03/02
Nashville               Nashville, TN         144.82 Acres    10,000       2,034     7,039     15.50      07/00

Second Quarter
Apartments
Rockborough             Denver, CO               345 Units     2,222          --     1,942      8.37      11/10
Confederate Point       Jacksonville, FL         206 Units     7,440       5,879     1,039      8.12      05/07
Whispering Pines        Topeka, KS               320 Units     7,530       6,829       302      8.12      05/07
Chateau Bayou           Ocean Springs, MS        122 Units     1,007          --       988      8.36      05/10
Waters Edge             Gulfport, MS             238 Units     7,532       3,993     3,447      8.08      05/07

Land
Katy                    Harris County, TX      130.6 Acres     4,250       4,042       (9)     13.00      05/01

Third Quarter
Office Buildings
Centura Tower           Farmers Branch, TX  410,910 Sq.Ft.    15,000          --    14,612     16.90      07/02

NOTE 8.    MARGIN BORROWINGS
---------  -----------------

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $12.3 million at June 30, 2001.

In April 2000, ARI obtained a security loan in the amount of $5.0 million with a financial institution. ARI received net cash of $4.6

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 8. MARGIN BORROWINGS (Continued)
------- -----------------

million after paying various closing costs. The loan bears interest at prime plus 1% per annum (currently 7.75% per annum), requires monthly payments of interest only and matures in September 2001. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

In March 2001, ARI obtained a security loan in the amount of $3.5 million from a financial institution. ARI received net cash of $3.5 million after paying various closing costs. The loan bears interest at 16.0% per annum. In April and May 2001, a total of $2.0 million in principal paydowns were made. In July 2001, the loan was repaid in full, including accrued but unpaid interest. The loan was secured by 472,000 shares of TCI owned by ARI and 128,000 shares of ARI owned by One Realco.


NOTE 9. INCOME TAXES
------- ------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income or provision for income taxes in the six months ended June 30, 2001 or 2000. A deferred tax liability equal to the deferred tax asset has been provided due to the uncertainty of the future utilization of the deferred tax asset.


NOTE 10. OPERATING SEGMENTS
-------- ------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Expenses that are not reflected in the segments are $1.6 million and $4.5 million of general and administrative expenses for the three and six months ended June 30, 2001 and $4.7 million and $8.8 million for 2000. Excluded from operating segment assets are assets of $122.4 million in 2001 and $95.7 million in 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria).

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATING SEGMENTS (Continued)
-------- ------------------

Presented below are ARI's reportable segments operating income for the six months ended June 30, and segment assets at June 30.

                                                           Inter-
 Three Months Ended  Commercial                U.S.        national                Pizza    Oil &   Receivables/
   June 30, 2001     Properties  Apartments   Hotels       Hotels        Land     Parlors    Gas       Other      Total
-------------------  ----------  ----------  --------  --------------  --------  --------  ------  ------------  --------
Operating
  revenue              $  7,600    $ 15,116   $ 8,937         $ 1,032  $     42   $ 8,733  $   --       $    96  $ 41,556
Interest income              --          --        --              --        --        --      --           776       776
Operating expenses        4,884       8,693     8,448             891     2,625     7,129      --           102    32,772
                       --------    --------   -------         -------  --------   -------  ------       -------  --------
                       $  2,716    $  6,423   $   489         $   141  $ (2,583)  $ 1,604  $   --       $   770  $  9,560
                       ========    ========   =======         =======  ========   =======  ======       =======  ========

Depreciation           $  1,805    $  1,204   $   680         $   650  $     --   $   257  $   --       $     4  $  4,600
Interest                  4,091       5,435     1,006              97     8,078      (463)     --           867    19,111
Capital
  expenditures            2,588          23       168              --       251       375     363            --     3,768
Assets                  162,933     130,110    68,549          28,394   231,493    21,620   4,932        28,750   676,781

Property Sales:                  Apartments                              Land                                     Total
                                 ----------                            --------                                  --------
Sales price                        $ 47,210                            $ 13,087                                  $ 60,297
Cost of sale                         21,370                              12,163                                    33,533
                                   --------                            --------                                  --------
Gain on sale                       $ 25,840                            $    924                                  $ 26,764
                                   ========                            ========                                  ========

                                                           Inter-
 Six Months Ended    Commercial                U.S.        national                Pizza    Oil &   Receivables/
   June 30, 2001     Properties  Apartments   Hotels       Hotels        Land     Parlors    Gas       Other       Total
-------------------  ----------  ----------  --------  --------------  --------  --------  ------  ------------  --------
Operating revenue.     $ 16,733    $ 31,242   $15,938         $ 1,726  $    105   $16,559  $   --       $   292  $ 82,595
Interest income....          --          --        --              --        --        --      --         1,160     1,160
Operating expenses       10,030      18,519    14,498           1,425     4,544    13,551      --            78    62,645
                       --------    --------   -------         -------  --------   -------  ------       -------  --------
                       $  6,703    $ 12,723   $ 1,440         $   301  $(4,439)   $ 3,008  $   --       $ 1,374  $ 21,110
                       ========    ========   =======         =======  ========   =======  ======       =======  ========

Depreciation.......    $  3,586    $  2,543   $ 1,309         $   650  $     --   $   586  $   --       $     5  $  8,679
Interest...........       8,578      10,620     2,273             194    13,368      (191)     --         2,339    37,181
Capital
  expenditures.....       4,806          23       320           1,000       316       713     363            --     7,541
Assets.............     162,933     130,110    68,549          28,394   231,493    21,620   4,932        28,750   676,781

                     Commercial
Property Sales:      Properties  Apartments                              Land                                     Total
                     ----------  ----------                            --------                                  --------
Sales price........    $  7,350    $ 65,890                            $ 33,577                                  $106,817
Cost of sale.......       5,058      25,916                              28,864                                    59,838
                       --------    --------                            --------                                  --------
Gain on sale.......    $  2,292    $ 39,974                            $  4,713                                  $ 46,979
                       ========    ========                            ========                                  ========

    Three Months Ended       Commercial                                  Pizza
       June 30, 2000         Properties  Apartments  Hotels     Land    Parlors  Receivables   Total
---------------------------  ----------  ----------  -------  --------  -------  -----------  --------
Operating revenue..........    $  7,048    $ 17,968  $ 9,614  $    794  $ 8,392      $    --  $ 43,816
Interest income............          --          --       --        --       --          772       772
Operating expenses.........       4,934      10,297    5,978     1,501    6,852           --    29,562
                               --------    --------  -------  --------  -------      -------  --------
                               $  2,114    $  7,671  $ 3,636  $   (707) $ 1,540      $   772  $ 15,026
                               ========    ========  =======  ========  =======      =======  ========

Depreciation...............    $  1,887    $  1,618  $   640  $     --  $   396      $    --  $  4,541
Interest...................       4,697       5,469    1,222     7,082      291           --    18,761
Capital expenditures.......      (1,520)      5,435      122       905      116           --     5,058
Assets.....................     191,177     177,085   70,436   312,495   21,882       31,953   805,028

                              Commercial
Property Sales:               Properties    Apartments                      Land                                         Total
                             ------------  -------------                ------------                                 -------------
Sales price................       $25,750        $27,500                      $8,344                                       $61,594
Cost of sale...............         8,465         12,707                       7,282                                        28,454
                                  -------        -------                      ------                                       -------
Gain on sale...............       $17,285        $14,793                      $1,062                                       $33,140
                                  =======        =======                      ======                                       =======

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10. OPERATING SEGMENTS (Continued)
-------- ------------------

     Six Months Ended        Commercial                                    Pizza
       June 30, 2000         Properties  Apartments   Hotels     Land     Parlors   Receivables   Total
---------------------------  ----------  ----------  --------  ---------  --------  -----------  --------
Operating revenue..........    $ 16,478    $ 36,309   $16,468   $  1,248   $16,264      $    --  $ 86,767
Interest income............          --          --        --         --        --        3,012     3,012
Operating expenses.........       9,939      20,389    11,460      4,887    13,340           --    60,015
                               --------    --------   -------   --------   -------      -------  --------
                               $  6,539    $ 15,920   $ 5,008   $ (3,639)  $ 2,924      $ 3,012  $ 29,764
                               ========    ========   =======   ========   =======      =======  ========

Depreciation...............    $  3,498    $  3,449   $ 1,238   $     --   $   720      $    --  $  8,905
Interest...................       8,264      10,817     2,452     14,177       569           --    36,279
Capital expenditures.......       1,529       9,488       317      1,760       161           --    13,255
Assets.....................     191,177     177,085    70,436    312,495    21,882       31,953   805,028

                             Commercial
Property Sales:              Properties  Apartments              Land                             Total
                             ----------  ----------            ---------                         --------
Sales price................    $ 27,564    $ 50,150             $ 18,953                         $ 96,667
Cost of sale...............      10,085      19,397               15,442                           44,924
                               --------    --------             --------                         --------
Gain on sale...............    $ 17,479    $ 30,753             $  3,511                         $ 51,743
                               --------    --------             --------                         --------

NOTE 11.    COMMITMENTS AND CONTINGENCIES
----------  -----------------------------

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

Commitments. In March 1999, ARI reached an agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally, one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI has committed to purchase the remaining two million units in May 2002.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management, the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

                            ------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Introduction
------------

ARI's predecessor was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at June 30, 2001, totaled $6.0 million, compared with $4.2 million at December 31, 2000. Although ARI anticipates that during the remainder of 2001 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore continue to rely on externally generated funds, including borrowings against its investments in various real estate entities, mortgage notes receivable, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 2000, notes payable totaling $193.4 million had either scheduled maturities or required principal reduction payments during 2001. During the first six months of 2001, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $93.4 million of the debt scheduled to mature in 2001.

Net cash used in operating activities increased to a use of $31.0 million in the six months ended June 30, 2001, from a use of $30.8 million in the six months ended June 30, 2000. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $9.0 million in the six months ended June 30, 2001 from $9.3 million in 2000. The decrease is primarily attributable to the sale of nine apartments in 2000. ARI expects a decrease in cash flow from property operations during the remainder of 2001. Such decrease is expected to result from the continued selective sale of income producing properties.

Net cash from pizza operations (sales less cost of sales) in the six months ended June 30, 2001, was $2.9 million approximating the $3.0 million in the six months ended June 30, 2000.

Interest collected decreased to $300,000 in the six months ended June 30, 2001, from $3.9 million in 2000. The decrease was attributable to the collection of $36.0 million of mortgage notes receivable in 2000.

Interest paid decreased to $31.2 million in the six months ended June 30, 2001, from $33.0 million in 2000. The decrease was attributable to the 13 land parcels and nine apartments sold in 2000 resulting in the payoff, paydown or assumption by the purchaser of mortgage debt.

Advisory fees paid increased to $3.5 million in the six months ended June 30, 2001, from $2.6 million in 2000. The increase is attributable to the inclusion of National Realty, L.P. assets in the basis for the advisory fees, after August 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

General and administrative expenses paid decreased to $4.5 million in the six months ended June 30, 2001, from $8.8 million in 2000. The decrease is primarily attributable to reduced consulting and partnership fees, and reduced cost reimbursements paid to the advisor.

ARI's cash flow from its investments in IORI and TCI is dependent on the ability of each of the entities to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions. Accordingly, ARI received no current distributions in the six months ended June 30, 2001, compared to $1.8 million in the first six months of 2000. However, in May 2001, ARI received $53,000 in accumulated dividends on shares of Continental Mortgage and Equity Trust that should have been exchanged for TCI Common Stock in 1999.

Other cash used in operating activities was $2.5 million in the six months ended June 30, 2001 compared to $764,000 in other cash from operating activities in 2000. The change was primarily attributable to an increase in prepaid expenses.

In the first six months of 2001, ARI received a total of $2.7 million on the collection of three mortgage notes receivable and $1.8 million in partial paydown of another mortgage note receivable.

In 2001, ARI sold the following properties:

                                                Units/       Sales   Net Cash     Debt      Gain/(Loss)
       Property               Location       Sq.Ft./Acres    Price   Received  Discharged     on Sale
-----------------------  ------------------  -------------  -------  --------  -----------  ------------
First Quarter
Apartments
Carriage Park            Tampa, FL                46 Units  $ 2,005    $  757  $    1,069       $   663
Rockborough              Denver, CO              345 Units   16,675     3,654      12,215 (1)    13,471

Shopping Center
Regency Pointe           Jacksonville, FL    67,063 Sq.Ft.    7,350     5,126       1,500         2,292

Land
Frisco Bridges           Collin County, TX      27.8 Acres    4,500     4,130          --            25
Katrina                  Palm Desert, CA        20.0 Acres    2,831      (124)        596            --   (2)

Las Colinas              Las Colinas, TX         1.7 Acres      825       233         400           539
Plano Parkway            Plano, TX              11.3 Acres    1,446       312         950            --
Scoggins                 Tarrant County, TX    232.8 Acres    2,913       892       1,800           181
Scout                    Tarrant County, TX    408.0 Acres    5,087     1,586       3,200         2,969
Tree Farm                Dallas County, TX      10.4 Acres    2,888       (87)      2,644            75

Second Quarter
Apartments
Kimberly Woods           Tucson, AZ              279 Units    8,450     1,667       6,191 (1)     6,052
Place One                Tulsa, OK               407 Units   12,935     3,310       7,539         8,623
Shadowood                Addison, TX             184 Units    7,125     1,980       4,320         4,644
Glenwood                 Addison, TX             168 Units    6,650     3,166       2,549          (560)
Bent Tree                Addison, TX             292 Units   12,050     2,480       8,867         7,081

Land
Katrina                  Palm Desert, CA        20.0 Acres    2,940        78          --           516


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS (Continued)
         -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

                                               Units/      Sales   Net Cash     Debt     Gain/(Loss)
       Property              Location       Sq.Ft./Acres   Price   Received  Discharged    on Sale
-----------------------  -----------------  ------------  -------  --------  ----------  -----------
Land - Continued
Mason/Goodrich           Houston, TX          22.1 Acres   $4,168    $  (34)     $3,750      $ 2,896
Plano Parkway            Plano, TX            12.0 Acres      740       672          --         (991)
Yorktown                 Harris County, TX   120.4 Acres    5,239      (160)      4,991       (1,497)

Third Quarter
Apartments
Club Mar                 Sarasota, FL          248 Units    8,500     1,805       6,199        5,719

Land
Elm Fork                 Denton County, TX    10.0 Acres    1,002       (30)        958          284
Katrina                  Palm Desert, CA       6.1 Acres    1,196     1,108          --          570
Chase Oaks               Plano, TX            22.3 Acres    2,875       663       2,027          796
-------------

(1)  Debt assumed by purchaser.
(2)  Gain deferred until ARI-provided financing is collected.

In 2001, ARI purchased the following properties:

                                   Units/     Purchase  Net Cash      Debt      Interest   Maturity
    Property        Location    Sq.Ft./Acres   Price      Paid      Incurred      Rate       Date
-----------------  -----------  ------------  --------  ---------  -----------  ---------  --------
Second Quarter
Apartments
Glenwood           Addison, TX     168 Units    $6,246    -   (1)   $2,549 (2)      9.25%     10/04
--------------

(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with a related party.
(2)  Assumed debt of seller.  Exchanged with a related party.

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                               Debt        Debt     Net Cash  Interest   Maturity
       Property               Location            Acres      Incurred   Discharged  Received    Rate       Date
-----------------------  -------------------  -------------  ---------  ----------  --------  ---------  --------
First Quarter
Land
Mason/Goodrich           Houston, TX            235.0 Acres  $  6,750      $    --    $6,302     14.00%      01/02
Pioneer Crossing         Austin, TX             350.1 Acres     7,000           --     6,855     16.90       03/05
Pioneer Crossing         Austin, TX              14.5 Acres     2,500           --     2,350     14.50       01/02

Second Quarter
Land
Hollywood Casino         Farmers Branch, TX      51.7 Acres     2,500 (1)       --     1,916      9.00       04/03
Valwood                  Dallas County, TX       19.4 Acres        -- (1)       --        --        --          --
Katrina                  Palm Desert, CA        300.5 Acres    22,000       15,584     4,417      12.50 (2)  10/01
Jeffries Ranch           Oceanside, CA           82.4 Acres     5,250 (3)      750     3,944      14.50      06/02
Willow Springs           Riverside, CA        1,485.7 Acres        -- (3)       --        --         --         --

Hotel
Williamsburg
 Hospitality House       Williamsburg, VA(4)      296 Rooms    10,309           --     9,851      36.00      01/02

Shopping Center
Cullman                  Cullman, AL          92,486 Sq.Ft.        -- (3)      129        --         --         --
-----------------------  -------------------  -------------  --------   ----------    ------    -------      -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

                                                      Debt       Debt     Net Cash  Interest   Maturity
       Property            Location       Acres     Incurred  Discharged  Received    Rate       Date
-----------------------  -------------  ----------  --------  ----------  --------  ---------  --------
Third Quarter
Land
Marine Creek             Ft. Worth, TX  54.2 Acres    $1,500        $750      $701      9.00%     01/03
--------------------

(1)  Single note, with all properties as collateral.
(2)  Variable interest rate.
(3)  Single note, with all properties as collateral.
(4)  Also secured by 1,846,000 shares of TCI common stock.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 7.0% to 11.0%. Margin borrowing totaled $12.3 million at June 30, 2001.

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

Management reviews the carrying values of ARI's properties and mortgage notes receivables at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. In those instances where impairment is found to exist, a provision for loss is recorded by a charge against earnings. ARI's mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes selective property inspections, a review of the property's current rents compared to market rents, a review of the property's expenses, a review of maintenance requirements, a review of the property's cash flow, discussions with the manager of the property and a review of properties in the surrounding area.

Commitments and Contingencies
-----------------------------

In March 1999, ARI reached an agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally, one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI has committed to purchase the remaining two million units in May 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Results of Operations
---------------------

For the six months ended June 30, 2001, ARI reported net income of $9.7 million, compared to the net loss of $7.7 million for the six months ended June 30, 2000. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Pizza parlor sales and cost of sales were $8.7 million and $7.1 million, respectively, in the three months ended June 30, 2001 and $16.6 million and $13.6 million for the six months ended June 30, 2001 approximating the $8.4 million and $6.9 million, respectively, for the three months ended June 30, 2000 and $16.3 million and $13.3 million for the six months ended June 30, 2000.

Rents decreased to $32.8 million and $66.0 million in the three and six months ended June 30, 2001, from $35.4 million and $70.5 million in 2000. Rents from commercial properties increased to $16.7 million for the six months ended June 30, 2001, from $16.5 million in 2000, rent from hotels increased to $17.7 million in the six months ended June 30, 2001, from $16.5 million in 2000 and rent from apartments decreased to $31.2 million in the six months ended June 30, 2001, from $36.3 million in 2000. The increase in hotel property rents was primarily attributable to the opening of the Hotel Sofia in 2001 and the decrease in apartment rent was due to the sale of nine apartments in 2000. Rental income is expected to decrease significantly in the remainder of 2001 as a result of the income producing properties sold in 2000 and 2001.

Property operations expense increased to $25.6 million and $49.1 million in the three and six months ended June 30, 2001, from $22.7 million and $46.7 million in 2000. Property operations expense for commercial properties of $10.0 million in the six months ended June 30, 2001, approximated the $9.9 million in 2000. For hotels, property operations expense increased to $15.9 million in the six months ended June 30, 2001, from $11.5 million in 2000. For land, property operations expense decreased to $4.5 million in the six months ended June 30, 2001 from $4.9 million in 2000. For apartments, property operations expense decreased to $18.5 million in the six months ended June 30, 2001, from $20.4 million in 2000. The increase in hotel property operations expense was primarily due to the opening of the Hotel Sofia in 2001. The decrease for land was primarily due to the 13 land parcels sold in 2000. The decrease in property operations expense for apartments was due to the sale of nine apartments in 2000. Property operations expense is expected to decrease significantly in the remainder of 2001 as a result of the properties sold in 2000 and 2001.

Interest income from notes receivable increased to $776,000 and decreased to $1.2 million in the three and six months ended June 30, 2001 from $772,000 and $3.0 million in 2000. The six month decrease is due to the collection of mortgage receivables and their related interest at maturity in 2000 and 2001.

Other income increased to $44,000 and $77,000 in the three and six months ended June 30, 2001 from losses of $288,000 and $187,000 in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------


Results of Operations (Continued)
---------------------

three and six months ended June 30, 2000. ARI recognized an unrealized decrease in market value of its trading portfolio securities of $13,000 in the six months ended June 30, 2001 compared to $127,000 in 2000. See NOTE 6. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense decreased to $19.1 million and $37.2 million in the three and six months ended June 30, 2001 from $20.4 million and $40.6 million in 2000. The decrease was attributable to the sale of nine apartments and 13 parcels of land in 2000. In the remainder of 2001, interest expense is expected to continue to decrease due to the properties sold in 2000 and 2001.

Depreciation expense of $4.6 million and $8.7 million in the three and six months ended June 30, 2001, approximated the $4.5 million and $8.9 million in 2000.

General and administrative expenses decreased to $1.6 million and $4.5 million in the three and six months ended June 30, 2001, from $4.7 million and $8.8 million in 2000. The decrease is primarily attributable to reduced consulting and partnership fees, and reduced cost reimbursements paid to the advisor.

Advisory fees increased to $2.3 million and $3.5 million in the three and six months ended June 30, 2001 from $1.3 million and $2.6 million in 2000. The increase is due to the addition of the National Realty, L.P. assets to the advisory fee basis.

Net income fee to affiliate was $1.8 million in the three and six months ended June 30, 2001. The income fee payable to ARI's advisor is 10% of the net income for the year, in excess of a 10% return on shareholders' equity.

Incentive fee to affiliate was $4.3 million and $5.8 million in the three and six months ended June 30, 2001. The incentive fee payable to ARI's advisor is 10% of the excess of net capital gains over net capital losses realized from sales of assets. Incentive fees are expected to increase as ARI selectively sells properties.

Minority interest decreased to $(95,000) and $1.5 million in the three and six months ended June 30, 2001, from $17.9 million and $27.3 million in 2000. The decrease is attributable to the acquisition of National Realty, L.P. by ARI in August 2000.

Equity in income of investees increased to $5.7 million and $5.7 million in the three and six months ended June 30, 2001, from $94,000 and $296,000 in 2000. The increase in equity income was attributable to the loss associated with the sale of TCI and IORI stock in 2000 and gains from property sales by TCI in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------- -----------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------


Tax Matters
-----------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income or provision for income taxes in the six months ended June 30, 2001 or 2000. A deferred tax liability equal to the deferred tax asset has been provided due to the uncertainty of the future utilization of the deferred tax asset.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
------- -----------------------------------------------------------


At June 30, 2001, ARI's exposure to a change in interest rates on its debt is as follows:


                                                                       Weighted            Effect of 1%
                                                                        Average             Increase In
                                                    Balance          Interest Rate          Base Rates
                                                ---------------  ---------------------  -------------------
                                                           (Amounts in thousands, except per share)
Notes payable:
Variable rate.................................         $136,902                 11.54%              $1,369

Total decrease in ARI's annual
net income....................................                                                      $1,369
                                                                                                    ======

Per share.....................................                                                      $  .14
                                                                                                    ======

                       --------------------------------

                          PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

The annual meeting was held on July 9, 2001, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:

                                                                     Shares Voting
                                                       -----------------------------------------
                                                                                  Withheld
                      Director                                 For                Authority
-----------------------------------------------------  --------------------  -------------------
Karl L. Blaha                                                    10,537,155               51,617
Collene C. Currie                                                10,538,563               50,209
Richard D. Morgan                                                10,538,129               50,643
Joseph Mizrachi                                                  10,538,607               50,165


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



                                    AMERICAN REALTY INVESTORS, INC.



Date:    August 13, 2001         By:  /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:    August 13, 2001         By:  /s/ Louis J. Corna
     --------------------------     -----------------------------------
                                    Louis J. Corna
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)