Form 10-Q
period 2001-09-30
AMERICAN REALTY INVESTORS INC
filed 2001-11-13
CIK 1102238

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                                         ------------------


                        Commission File Number 1-15663
                                               -------


                        AMERICAN REALTY INVESTORS, INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                    Nevada                        75-2847135
          ---------------------------------  ------------------------
            (State or Other Jurisdiction of      (I.R.S. Employer
            Incorporation or Organization)      Identification No.)


         1800 Valley View Lane, Suite 300, Dallas, Texas       75234
      -------------------------------------------------------------------
        (Address of Principal Executive Offices)             (Zip Code)


                                (469) 522-4200
                        ------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.



Common Stock, $.01 par value                       11,375,127
----------------------------          ---------------------------------
          (Class)                     (Outstanding at October 31, 2001)

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

                        AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             September 30,  December 31,
                                                                 2001          2000
                                                           --------------- -------------
                                                               (dollars in thousands,
                     Assets                                      except per share)
                     ------
Real estate held for investment..........................   $   506,680     $   559,461
Less - accumulated depreciation..........................      <130,567>       <148,690>
                                                            -----------     -----------
                                                                376,113         410,771

Real estate held for sale................................       228,476         242,973

Notes and interest receivable
   Performing ($20,019 in 2001 and $9,684 in 2000 from
      affiliates)........................................        23,914          13,346
   Nonperforming ($6,768 in 2001 and $1,540 in 2000
      from affiliates)...................................         7,885           3,062
                                                            -----------     -----------
                                                                 31,799          16,408

Less--allowance for estimated losses.....................        <2,577>         <2,577>
                                                            -----------     -----------
                                                                 29,222          13,831

Pizza parlor equipment...................................        11,207          10,191
Less - accumulated depreciation..........................        <3,823>         <3,164>
                                                            -----------     -----------
                                                                  7,384           7,027

Leasehold interest - oil and gas properties..............         4,719              --
Less - accumulated depletion.............................            <1>             --
                                                            -----------     -----------
                                                                  4,718              --

Oilfield equipment.......................................           361              --
Less - accumulated depreciation..........................           <17>             --
                                                            -----------     -----------
                                                                    344              --

Marketable equity securities, at market value............           108             153
Cash and cash equivalents................................         5,014           4,177
Investments in equity investees..........................        78,046          44,777
Intangibles, net of accumulated amortization ($2,566
   in 2001 and $2,233 in 2000)...........................        15,883          16,075
Other assets.............................................        35,070          47,231
                                                            -----------     -----------
                                                            $   780,378     $   787,015
                                                            ===========     ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued


                                                          September 30,  December 31,
                                                              2001          2000
                                                          --------------------------
                                                           (dollars in thousands,
                                                              except per share)
        Liabilities and Stockholders' Equity
        ------------------------------------

Liabilities
Notes and interest payable...............................    $582,139      $616,331
Margin borrowings........................................      28,703        13,485
Accounts payable and other liabilities ($13,251 in
 2001 and $3,030 in 2000 to affiliate)...................      44,513        41,221
                                                           ----------     ---------
                                                              655,355       671,037

Minority interest........................................      37,634        42,576

Series F, 3,968.75 shares in 2001 (liquidation
 preference $3,969)......................................       3,969            --

Stockholders' equity

Preferred Stock, $2.00 par value, authorized
 50,000,000 shares, issued and outstanding
 Series A, 2,724,910 shares in 2001 and 2,721,332
   2000 (liquidation preference $27,249).................       4,850         4,843
 Series E, 50,000 shares in 2001 and 2000
   (liquidation preference $500).........................         100           100
Common Stock, $.01 par value; authorized 100,000,000
 shares, issued 11,830,127 shares in 2001 and
 11,829,217 in 2000......................................         118           118
Paid-in capital..........................................     112,195       112,301
Accumulated (deficit)....................................     (33,827)      (43,943)
Treasury stock at par, 1,637,000 shares in 2001 and
 1,718,749 shares in 2000................................         (16)          (17)
                                                           ----------     ---------

                                                               83,420        73,402
                                                           ----------     ---------

                                                             $780,378      $787,015
                                                           ==========     =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three Months     For the Nine Months
                                                    Ended September       Ended September 30,
                                                ----------------------   ----------------------
                                                  2001         2000         2001       2000
                                                ----------   ---------   ----------  ----------
                                                   (dollars in thousands, except per share)
Property revenue
  Rents.......................................  $  32,712    $  34,708    $  98,748  $  105,211
  Property operations expenses................     22,152       23,776       71,246      70,451
                                                ---------    ---------    ---------  ----------
    Operating income..........................     10,560       10,932       27,502      34,760

Land operations
  Sales.......................................      8,229       89,285       41,806     108,238
  Cost of sales...............................      4,682       65,674       33,546      81,116
                                                ---------    ---------    ---------  ----------
    Gain on land sales........................      3,547       23,611        8,260      27,122

Pizza parlor operations
  Sales.......................................      8,723        8,124       25,282      24,388
  Cost of sales...............................      7,164        6,798       20,715      20,138
                                                ---------    ---------    ---------  ----------
    Gross margin..............................      1,559        1,326        4,567       4,250

Oil and gas operations
  Sales.......................................         97           --           97          --
  Operating expenses..........................        186           --          186          --
                                                ---------    ---------    ---------  ----------
    Gross margin..............................        (89)          --          (89)         --

Income from operations........................     15,577       35,869       40,240      66,132

Other income
  Interest income.............................        837          283        1,997       3,295
  Equity in income of investees...............      3,452        2,577        9,157       2,873
  Gain on sale of real estate.................     12,334        3,474       54,600      51,706
  Other.......................................        (19)         606           58         419
                                                ---------    ---------    ---------  ----------
                                                   16,604        6,940       65,812      58,293
Other expenses
  Interest....................................     19,061       19,580       56,242      60,153
  Depreciation, depletion and
    amortization..............................      4,490        4,001       13,169      12,909
  General and administrative..................      4,610        2,873        9,083      11,705
  Advisory fee to affiliate...................      1,437        1,522        4,971       4,146
  Net income fee to affiliate.................     (1,128)          --          638          --
  Incentive fee to affiliate..................      1,642           --        7,477          --
  Minority interest...........................      1,003        4,953        2,483      32,219
                                                ---------    ---------    ---------  ----------
                                                   31,115       32,929       94,063     121,132
                                                ---------    ---------    ---------  ----------

Income before income taxes....................      1,066        9,880       11,989       3,293
Provision for income taxes....................         --       (1,652)          --      (1,652)
                                                ---------    ---------    ---------  ----------

Net income....................................      1,066        8,228       11,989       1,641
Preferred dividend requirement................       (620)        (590)      (1,868)     (1,661)
                                                ---------    ---------    ---------  ----------
Net income (loss) applicable to
    Common shares.............................  $     446    $   7,638    $  10,121  $      (20)
                                                =========    =========    =========  ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three Months       For the Nine Months
                                                           Ended September 30,        Ended September 30,
                                                        ------------------------    -----------------------
                                                            2001         2000          2001         2000
                                                        ------------  ----------    -----------  ----------
                                                              (dollars in thousands, except per share)
Earnings per share
 Net income....................................         $       .04  $       .76    $      1.00  $        --
                                                        ===========  ===========    ===========  ===========
Weighted average Common shares used
 in computing earnings per share...............          10,193,217   10,013,087     10,141,840   10,496,364
                                                        ===========  ===========    ===========  ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2001


                                           Series A   Series E
                                           Preferred  Preferred   Common    Treasury      Paid-in   Accumulated  Stockholders'
                                             Stock      Stock     Stock      Stock        Capital     (Deficit)    Equity
                                           ---------  ---------   ------    --------    ---------   -----------  -------------
                                                                (dollars in thousands, except per share)
Balance, January 1, 2001..............     $   4,843  $     100   $  118         (17)   $ 112,301     (43,943)   $   73,402

Preferred dividends
  Series A Preferred Stock ($.75 per
     share)...........................            --         --       --          --           --     ( 1,846)       (1,846)
  Series E Preferred Stock ($.45 per
     share)...........................            --         --       --          --           --         (22)          (22)


Common Stock dividends (pre-merger)...            --         --       --          --           --          (5)           (5)

Retirement of Treasury Stock..........            --         --       --           1           (1)         --            --

Repurchase of Common Stock............            --         --       --          --         (133)         --          (133)

Series A Preferred Stock issued.......             7         --       --          --           28          --            35

Net income............................            --         --       --          --           --      11,989        11,989
                                           ---------  ---------   ------    --------    ---------  ----------    ----------

Balance, September 30, 2001...........     $   4,850  $     100   $  118         (16)   $ 112,195     (33,827)   $   83,420
                                           =========  =========   ======    ========    =========  ==========    ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                    AMERICAN REALTY INVESTORS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                         ------------------------
                                                                             2001         2000
                                                                         -----------   ----------
                                                                           (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected...................................................    $   98,787    $  105,131
   Pizza parlor sales collected......................................        25,075        24,422
   Interest collected................................................           397         4,553
   Distributions received from equity investees'
    operating cash flow..............................................            53         1,869
   Payments for property operations..................................       (79,693)      (81,625)
   Payments for pizza parlor operations..............................       (20,804)      (20,030)
   Payments for oil and gas operations...............................          (175)           --
   Interest paid.....................................................       (45,691)      (55,855)
   Advisory fee paid to affiliate....................................        (4,971)       (4,146)
   Incentive fees paid to affiliate..................................        (1,646)           --
   Distributions to minority interest holders........................        (2,697)       (6,159)
   General and administrative expenses paid..........................        (9,079)      (11,705)
   Other.............................................................         1,239        10,110
                                                                         ----------    ----------

      Net cash (used in) operating activities........................       (39,205)      (33,435)

Cash Flows From Investing Activities
   Collections on notes receivable...................................         4,929        39,930
   Pizza parlor equipment purchased..................................        (1,066)       (1,120)
   Proceeds from sale of real estate.................................       102,415       125,218
   Purchase of marketable equity securities..........................            --        (5,307)
   Proceeds from sale of marketable equity securities................            --         5,170
   Notes receivable funded...........................................       (13,959)      (17,260)
   Earnest money/escrow deposits.....................................          (696)       (5,424)
   Investment in real estate entities................................       (36,975)        3,828
   Acquisition of real estate........................................            --       (19,015)
   Construction and development......................................        (3,771)       (9,415)
   Real estate improvements..........................................        (9,518)       (8,587)
   Acquisition of leasehold interests................................          (350)           --
   Purchase of oil field equipment...................................          (361)           --
                                                                         ----------    ----------

     Net cash provided by investing activities...........................    40,648       108,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                          For the Nine Months
                                                                          Ended September 30,
                                                                      ----------------------------
                                                                           2001           2000
                                                                      ------------    ------------
                                                                         (dollars in thousands)
Cash Flows from Financing Activities
  Proceeds from notes payable......................................   $    136,832    $   136,321
  Payments on notes payable........................................       (144,314)      (152,871)
  Deferred borrowing costs.........................................         (7,633)        (6,690)
  Net (payments) to/advances from affiliates.......................          1,028        (34,208)
  Issuance of Series E Preferred Stock.............................             --            500
  Margin borrowings, net...........................................         15,073        (10,953)
  Preferred dividends paid.........................................         (1,454)        (1,661)
  Repurchase of Common Stock.......................................           (133)          (746)
  Common dividends paid............................................             (5)            --
                                                                      ------------     ----------

        Net cash (used in) financing activities....................           (606)       (70,308)

        Net increase in cash and cash equivalents..................            837          4,275

Cash and cash equivalents, beginning of period.....................          4,177          2,479
                                                                      ------------     ----------

Cash and cash equivalents, end of period...........................   $      5,014     $    6,754
                                                                      ============     ==========


Reconciliation of net income to net cash (used in)
  operating activities
  Net income.......................................................   $     11,989     $    1,641
  Adjustments to reconcile net income to net cash
     (used in) operating activities
     Depreciation, depletion and amortization......................         13,169         12,909
     Gain on sale of real estate...................................        (62,860)       (78,828)
     Distributions from equity investees' operating
        cash flow..................................................             53          1,869
     Increase (decrease) in minority interest......................           (214)        26,060
     Equity in (income) of investees...............................         (9,157)        (2,873)
     (Increase) decrease in accrued interest receivable                     (1,600)         1,258
     Decrease in other assets......................................         11,294         17,666
     Increase/(decrease) in accrued interest payable...............             28         (3,723)
     (Decrease) in accounts payable and other liabilities                   (1,907)        (9,414)
                                                                      ------------     ----------

        Net cash (used in) operating activities....................   $    (39,205)    $  (33,435)
                                                                      ============     ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                        AMERICAN REALTY INVESTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                              --------------------------
                                                                                  2001           2000
                                                                              ----------    ------------
                                                                                (dollars in thousands)
Schedule of noncash investing and financing activities

   Notes payable from acquisition of real estate..........................    $    2,549      $   6,262

   Notes payable assumed by buyer on sale of properties...................        30,263         32,460

   Notes receivable from sale of real estate..............................         4,329          2,790

   Exchange of real estate at carrying value..............................         3,726          2,989

   Common Stock issued in exchange for NRLP units.........................            --         25,817

   Issuance of Series A Preferred Stock...................................            35          1,213

   Issuance of Series F Preferred Stock...................................         3,969             --

   Purchase accounting writedown..........................................            --        (35,846)

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

Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

NOTE 2.   NOTES RECEIVABLE
--------------------------

In September 1999, in conjunction with the sale of two apartments, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0%, beginning in February 2000 and a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option to obtain the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note, and released one of the partnership interests, in exchange for payment of $250,000 and executed deeds of trusts on certain properties owned by the borrower. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust and terminated the option agreement. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, ARI funded a $100,000 loan to the borrower. The loan is secured by five second lien deeds of trust, is non-interest bearing and matured in September 2001. At November 2001, extension terms are being negotiated.

In April 2000, a loan with a then principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. In February 2001, the principal balance was increased to $1.6 million, the interest rate was increased to 18.0% per annum, and the maturity date was extended to June 2001. At November 2001, extension terms are being negotiated.

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

In March 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.8 million, receiving $700,000 in cash and providing purchase money financing of the remaining $2.1 million of the sales price. The loan bears interest at 12.0% per annum and matured in July 2001. All principal and interest were due at maturity. At November 2001, extension terms are being negotiated.

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

Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco") which owns approximately 14.7% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest are due at maturity in February 2002. The line of credit is guaranteed by Basic Capital Management, Inc, ("BCM"), ARI's advisor.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan is secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bears interest at 10.25% per annum and matured in November 2001. In January 2000, $100,000 in principal was collected. All remaining principal and accrued interest were due at maturity. A three year extension has been agreed upon, pending a change in collateral.

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.   NOTES RECEIVABLE (Continued)
--------------------------

In December 2000, an unsecured loan with a principal balance of $1.6 million to Warwick of Summit, Inc. ("Warwick") matured. All principal and interest were due at maturity. At September 2001, the loan, and $390,000 of accrued interest, remained unpaid. At November 2001, settlement terms are being negotiated. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At September 2001, the loan, and $436,000 of accrued interest, remained unpaid. At November 2001, settlement terms are being negotiated. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

In March 2000, a loan with a principal balance of $2.4 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At September 2001, the loan, and $687,000 of accrued interest, remained unpaid. At November 2001, settlement terms are being negotiated. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.


NOTE 3.   REAL ESTATE
---------------------

In 2001, ARI sold the following properties:

                                         Units/       Sales     Net Cash      Debt       Gain (Loss)
   Property            Location       Sq.Ft./Acres    Price     Received   Discharged      on Sale
---------------    ----------------   -------------  --------  ----------  -----------  -------------
First Quarter
Apartments
Carriage Park      Tampa, FL               46 Units  $  2,005    $    757   $   1,069        $   663
Rockborough        Denver, CO             345 Units    16,675       3,654      12,215/(1)/    13,471

Shopping Center
Regency Pointe     Jacksonville, FL    67,063 Sq.Ft.    7,350       5,126       1,500          2,292

Land
Frisco Bridges     Collin County, TX     27.8 Acres     4,500       4,130          --             25
Katrina            Palm Desert, CA       20.0 Acres     2,831        (124)        596             -- /(2)/
Las Colinas        Las Colinas, TX        1.7 Acres       825         233         400            539
Plano Parkway      Plano, TX             11.3 Acres     1,445         312         950             --
Scoggins           Tarrant County, TX   232.8 Acres     2,913         892       1,800            181
Scout              Tarrant County, TX   408.0 Acres     5,087       1,586       3,200          2,969
Tree Farm          Dallas County, TX     10.4 Acres     2,888         (87)      2,644             75

Second Quarter
Apartments
Kimberly Woods     Tucson, AZ             279 Units     8,450       1,667       6,191(1)       6,052
Place One          Tulsa, OK              407 Units    12,935       3,310       7,539          8,623

                        AMERICAN REALTY INVESTORS, INC.
                        ------------------------------
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
            ------------------------------------------------------


NOTE 3.   REAL ESTATE (Continued)
---------------------

                                         Units/       Sales     Net Cash      Debt      Gain (Loss)
    Property            Location      Sq.Ft./Acres    Price     Received   Discharged     on Sale
-----------------    ---------------  -------------  --------  ---------- ------------ -----------
Shadowood            Addison, TX          184 Units   $ 7,125      $1,980   $   4,320     $ 4,644
Glenwood             Addison, TX          168 Units     6,650       3,166       2,549        (560)
Bent Tree            Addison, TX          292 Units    12,050       2,480       8,867       7,081

Land
Katrina              Palm Desert, CA     20.0 Acres     2,940          78          --         516
Mason/Goodrich       Houston, TX         22.1 Acres     4,168         (34)      3,750       2,896
Plano Parkway        Plano, TX           12.0 Acres       740         672          --        (991)
Yorktown             Harris County, TX  120.4 Acres     5,239        (160)      4,991      (1,497)

Third Quarter
Apartments
Club Mar             Sarasota, FL         248 Units     8,500       1,905       6,199/(1)/  2,328
Covered Bridge       Gainesville, FL      176 Units     7,900       2,463       4,339       5,982
Crossing at Church   Tampa, FL             52 Units     1,880         750         948         623
Ashford              Tampa, FL             56 Units     2,145         593       1,182        (985)
Chalet I             Topeka, KS           162 Units     5,650       1,288       4,108/(1)/  3,952
Chalet II            Topeka, KS            72 Units     2,100         485       1,550/(1)/    434

Land
Elm Fork             Denton County, TX   10.0 Acres     1,002         (30)        958         284
Katrina              Palm Desert, CA      6.1 Acres     1,196       1,108          --         570
Chase Oaks           Plano, TX           22.3 Acres     2,874         663       2,027         870
Nashville            Nashville, TN        2.0 Acres        26          (1)         24         (82)
Nashville            Nashville, TN        1.2 Acres         8          --           4        (959)
Rasor                Plano, TX            6.6 Acres       350         267          --          34
Katrina              Palm Desert, CA      2.2 Acres       800         (24)        737         514
Chase Oaks           Plano, TX            4.9 Acres     1,973       1,832          --       1,416

Fourth Quarter
Apartments
Nora Pines           Indianapolis, IN     254 Units     9,850       2,548       5,574       6,631

Land
Katrina              Palm Desert, CA      1.4 Acres       284          (9)        253         117

_______________________

(1)  Debt assumed by purchaser.
(2)  Gain deferred until ARI-provided financing is collected.

In 2000, ARI sold the following properties:

                                         Units/       Sales     Net Cash      Debt      Gain/(Loss)
   Property             Location      Sq.Ft./Acres    Price     Received   Discharged     on Sale
-----------------    ---------------  -------------  --------  ---------- ------------ -----------
First Quarter
Apartments
Summerwind           Reseda, CA           172 Units    $9,000      $3,082   $5,568/(1)/    $6,684
Windtree             Reseda, CA           159 Units     8,350       2,911    5,063/(1)/     6,170
Whispering Pines     Canoga Park, CA      102 Units     5,300       1,597    3,437/(1)/     3,106

Shopping Center
Katella Plaza        Orange, CA        62,290 Sq.Ft.    1,814         283    1,188            194

Land
Duchense             Duchense, UT         420 Acres        43          42       --             16
Frisco Bridges       Collin County, TX  15.00 Acres     2,675         706    2,000            297
Frisco Bridges       Collin County, TX  19.74 Acres     2,971          --       --/(2)/        --
Mason/Goodrich       Houston, TX          1.1 Acres       129          --      116             70

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   REAL ESTATE (Continued)
---------------------

                                            Units/        Sales     Net Cash      Debt      Gain/(Loss)
    Property               Location      Sq.Ft./Acres     Price     Received   Discharged     on Sale
--------------------   ----------------  -------------  ---------  ----------  -----------  -----------
Mason/Goodrich         Houston, TX          12.8 Acres    $ 2,536      $   --   $   1,803       $ 1,783
Nashville              Nashville, TN         2.6 Acres        405          --         345           225
Rasor                  Plano, TX           43.01 Acres      1,850          --       1,604            58

Second Quarter
Apartments
Pines                  Little Rock, AR       257 Units      4,650       1,281       3,063          2,441
Four Seasons           Denver, CO            384 Units     16,600       6,543       9,220/(1)      8,191
Sherwood Glen          Urbandale, IA         180 Units      6,250       1,244       4,626/(1)      4,161

Office Building
Marina Playa           Santa Clara, CA   124,205 Sq.Ft.    25,750       7,737       7,766        17,285

Land
Rasor                  Plano, TX             5.4 Acres        915          --         915           705
Salmon River           Salmon River, ID      3.0 Acres         45          44          --            38
Valley Ranch           Irving, TX           22.4 Acres      1,455          --       1,375          (585)
Parkfield              Denver, CO            2.6 Acres        615          (1)        584           512
Frisco Bridges         Collin County, TX    24.3 Acres      4,194        (435)      4,000           259
Vista Business Park    Travis County, TX     5.4 Acres        620          14         577           173
McKinney Corners II    Collin County, TX    14.6 Acres        500        (599)      1,050           (40)

Third Quarter
Apartments
Fair Oaks              Euless, TX            208 Units      6,850         609       5,711         3,474

Land
Mason/Goodrich         Houston, TX           6.8 Acres      1,198         114         991           807
McKinney Corners
 I,II,III,IV,V         Collin County, TX    82.0 Acres      9,150         613       8,123         1,638
Parkfield              Denver, CO          326.8 Acres     13,164       7,969       3,279         3,768
Rasor                  Plano, TX            41.1 Acres      3,779       3,587          --         1,902
Pantex                 Collin County, TX   182.5 Acres      8,160          --       4,546/(1)/      959
Rowlett Creek          Collin County, TX    80.4 Acres      2,262         919       1,173           462
Vann Cattle            Collin County, TX   126.6 Acres      3,564       1,872       1,471         1,257
Mastenbrook            Collin County, TX   157.9 Acres      4,445       1,890       2,275           747
Wakefield              Collin County, TX    70.3 Acres      1,981       1,239         612           478
Nashville              Nashville, TN         3.0 Acres        523          19         450           310
Keller                 Tarrant County, TX  749.1 Acres     10,000       3,892       4,500         3,373
Frisco Bridges         Collin County, TX   127.4 Acres     27,500       7,411      18,570         6,954
Mason/Goodrich         Houston, TX          20.5 Acres      3,560         497       1,308           956

___________________

(1)    Debt assumed by purchaser.
(2)    Exchanged for 3.25 acres of Clark land.

In 2001, ARI purchased the following properties:

                                   Units/     Purchase  Net Cash      Debt       Interest   Maturity
  Property        Location      Sq.Ft./Acres    Price     Paid      Incurred       Rate       Date
-------------- ---------------  ------------  --------  ---------  -----------  ----------  --------
Second Quarter
Apartments
Glenwood       Addison, TX        168 Units    $6,246       -/(1)/  $  2,549/(2)/   9.25%     10/04

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.   REAL ESTATE (Continued)
---------------------
______________

(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with a related party.
(2)    Assumed debt of seller.  Exchanged with a related party.

In 2000, ARI purchased the following properties:

                                             Units/sq.ft.  Purchase  Net Cash     Debt     Interest   Maturity
    Property                Location         Acres/Rooms    Price      Paid     Incurred     Rate       Date
-----------------       -----------------    ------------  --------  --------  ----------  ---------  --------
First Quarter
Land
Clark                   Farmers Branch, TX     3.25 Acres   $ 2,989   $    --   $  --/(2)/       -- %       --
Kelly lots              Collin County, TX       .75 Acres       130        20     100/(1)/     10.0      03/10
Mastenbrook             Collin County, TX    157.86 Acres     3,200       704   2,400/(1)/      9.0      09/00

Second Quarter
Land
Sladek                  Travis County, TX      63.3 Acres       712       316     427/(1)/     10.0      05/04

Third Quarter
Hotel
Grand Hotel Sofia (3)   Sofia, Bulgaria         145 Rooms    17,975    17,975      --            --         --

_____________

(1)   Seller financing.
(2)   Exchanged for 19.74 acres of Frisco Bridges land.
(3) Related Party. ARI purchased 100% of the outstanding stock of World Trade Company, Ltd., owner of an 80% interest in the hotel, from One Realco Corporation, an affiliate, for $18.0 million in cash.

NOTE 4.   OIL AND GAS OPERATIONS
--------------------------------

In May 2001, ARI purchased the leasehold interests in 37 oil and gas mineral development properties, which include 131 drilled wells. The total proved reserves are 6.5 million barrels of oil and 3.3 billion cubic feet of natural gas. The total purchase price was $4.7 million, plus a 40% profit participation. The Operator's Interest was purchased for $375,000, with $25,000 cash paid at closing. ARI gave a note payable for the remaining $350,000. The note bears no interest, and matures in May 2002. Monthly principal payments of $25,000 are required. The Working Interests were purchased for $4.3 million, with $125,000 cash paid at closing. ARI gave a note payable for $250,000. The note bears no interest, and matures in November 2001. One-half of the principal was paid in August 2001. The remaining $4.0 million was paid by issuing 3,968.75 shares of ARI Series F Preferred Stock, which is redeemable quarterly in an amount equal to 20% of net cash flow from the oil and gas operations. The stock has a liquidation value of $1,000 per share, and pays no dividends. Through September 2001, sales have totaled $97,000, total operating expenses are $186,000, and oilfield equipment purchases have been $361,000.

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.   INVESTMENTS IN EQUITY INVESTEES
-----------------------------------------

Real estate entities. ARI's investment in real estate entities at September 30, 2001, included equity securities of two affiliated publicly traded real estate investment companies, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

ARI accounts for its investment in IORI and TCI and the joint venture partnerships using the equity method. Substantially all of the equity securities of IORI and TCI are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

ARI's investment in real estate entities at September 30, 2001 was as follows:

                 Percentage           Carrying           Equivalent
                  of ARI's            Value of            Investee           Market Value
                Ownership at       Investment at       Book Value at       of Investment at
Investee     September 30, 2001  September 30, 2001  September 30, 2001    September 30, 2001
-----------  ------------------  ------------------  ------------------    ------------------
IORI                28.49%           $    6,872          $    10,109          $    5,329
TCI                 49.99%               68,837              108,777              53,275
                                     ----------                               ----------
                                         75,709                               $   58,604
                                                                              ==========

Other                                     2,337
                                     ----------
                                     $   78,046
                                     ==========

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

Set forth below is summarized results of operations of equity investees for the nine months ended September 30, 2001:

     Revenues...................................................    $115,641
     Equity in income of partnerships...........................      (2,886)
     Property operating expenses................................      83,562
     Depreciation...............................................      16,578
     Interest expense...........................................      35,949
                                                                    --------
     (Loss) before gains on sale of real estate.................     (23,334)

     Gain on sale of real estate................................      46,485
                                                                    --------
     Net income.................................................    $ 23,151
                                                                    ========

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5. INVESTMENTS IN EQUITY INVESTEES (Continued)
---------------------------------------

ARI's share of equity investees' loss before gains on the sale of real estate was $8.8 million for the nine months ended September 30, 2001, and its share of equity investees' gains on sale of real estate was $18.0 million for the nine months ended September 30, 2001.

ARI's cash flow from IORI and TCI is dependent on the ability of each of them to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions.

In June 2000, ARI sold 1.6 million shares of TCI stock, resulting in a $7.7 million loss, and 54,000 shares of IORI stock, resulting in a $246,000 loss. These losses are included in equity income (loss) of investees on the Statement of Operations.

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

NOTE 6. MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
--------------------------------------------------------

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. In the first nine months of 2001, ARI did not purchase or sell any such securities. These equity securities are considered a trading portfolio and are carried at market value. At September 30, 2001, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $43,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.   NOTES PAYABLE
-----------------------

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                     Acres/Rooms/    Debt        Debt     Net Cash  Interest   Maturity
    Property           Location         Sq.Ft.     Incurred   Discharged  Received    Rate       Date
-----------------  ----------------  ------------  ---------  ----------  --------  ---------  --------
First Quarter
Land
Mason/Goodrich      Houston, TX       235.0 Acres  $   6,750          --  $  6,302     14.00%    01/02
Pioneer Crossing    Austin, TX        350.1 Acres      7,000          --     6,855     16.90     03/05
Pioneer Crossing    Austin, TX         14.5 Acres      2,500          --     2,350     14.50     01/02

                        AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. NOTES PAYABLE (Continued)
---------------------

                                                 Acres/Rooms/      Debt           Debt       Net Cash    Interest     Maturity
Property                    Location                Sq.Ft.       Incurred      Discharged    Received      Rate         Date
--------------------  --------------------   -----------------  -----------    ----------    --------   ----------    --------
Second Quarter
Land
Hollywood Casino      Farmers Branch, TX        51.7 Acres        2,500 /(1)/          --       1,916        9.00        04/03
Valwood               Dallas County, TX         19.4 Acres           --/(1)/           --          --          --           --
Katrina               Palm Desert, CA          300.5 Acres       22,000            15,584       4,417       12.50 /(2)/  10/02
Jeffries Ranch        Oceanside, CA             82.4 Acres        5,250/(3)/          750       3,944       14.50        06/02
Willow Springs        Riverside, CA          1,485.7 Acres           --/(3)/           --          --          --           --

Hotel
Williamsburg
 Hospitality House    Williamsburg, VA/(4)/      296 Rooms       10,309                --       9,851       36.00        01/02

Shopping Center
Cullman               Cullman, AL             92,486 Sq.Ft.          --/(3)/         129          --           --           --

Third Quarter
Apartments
Woodlake              Carrollton, TX             256 Units           --/(5)/           --          --          --           --
Sun Hollow            El Paso, TX                216 Units           --/(5)/           --          --          --           --
Waters Edge III       Gulfport, MS               238 Units           --/(5)/           --          --          --           --

Office Building
Centura Tower         Farmers Branch, TX     410,910 Sq.Ft.      28,739            28,384        (526)      10.50        07/02
Rosedale Towers       Minneapolis, MN         84,798 Sq.Ft.       7,500/(5)/           --       7,500        5.00        07/02

Land
Marine Creek          Fort Worth, TX            54.2 Acres        1,500               750         701        9.00        01/03
Mercer Crossing       Carrollton, TX            31.3 Acres        2,937             1,986          16       13.00        03/03
Chase Oaks            Plano, TX                  6.9 Acres        1,633             1,000         425       13.00        03/03
Vista Ridge LI        Lewisville, TX            90.3 Acres        9,085             9,119        (101)      13.00        03/03
Vista Ridge MF        Lewisville, TX            23.0 Acres        1,345             1,000         228       13.00        03/03

------------------

(1)  Single note, with all properties as collateral.
(2)  Variable interest rate.
(3)  Single note, with all properties as collateral.
(4)  Also secured by 1,846,000 shares of TCI common stock.
(5)  Single note, with all properties as collateral.

In 2000, ARI financed/refinanced or obtained second mortgage financing on the following:

                                         Acres/       Debt       Debt     Net Cash  Interest   Maturity
   Property            Location       Units/Sq.Ft.  Incurred  Discharged  Received    Rate       Date
----------------  ------------------  ------------  --------  ----------  --------  ---------  --------
First Quarter
Land
Centura, Clark
 and Woolley      Farmers Branch, TX   10.1 Acres   $  7,150  $       --   $ 6,960     14.00%     03/03
Frisco Bridges    Collin County, TX   127.4 Acres     18,000      11,900     6,190     13.00      03/01
Frisco Bridges    Collin County, TX    62.8 Acres      7,800       4,985     2,432     14.00      03/02
Nashville         Nashville, TN       144.8 Acres     10,000       2,034     7,039     15.50      07/00

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. NOTES PAYABLE (Continued)
---------------------

                                             Acres/          Debt         Debt     Net Cash  Interest   Maturity
   Property               Location        Units/Sq.Ft.     Incurred    Discharged  Received    Rate       Date
-------------------  ------------------  --------------  ------------  ----------  --------  ---------  --------
Second Quarter
Apartments
Rockborough          Denver, CO               345 Units         2,222  $       --   $ 1,942      8.37%     11/10
Confederate Point    Jacksonville, FL         206 Units         7,440       5,879     1,039      8.12      05/07
Whispering Pines     Topeka, KS               320 Units         7,530       6,829       302      8.12      05/07
Chateau Bayou        Ocean Springs, MS        122 Units         1,007          --       988      8.36      05/10
Waters Edge          Gulfport, MS             238 Units         7,532       3,993     3,447      8.08      05/07

Land
Katy                 Harris County, TX      130.6 Acres         4,250       4,042        (9)    13.00      05/01

Third Quarter
Office Buildings
Centura Tower        Farmers Branch, TX   410,910 Sq.Ft.       15,000          --    14,612     16.90      07/02

Fourth Quarter
Land
Tree Farm            Dallas, TX              10.4 Acres         8,000/(1)/     --     7,750     14.00      10/01
Thompson             Farmers Branch, TX       4.0 Acres              /(1)/
Tomlin               Farmers Branch, TX       9.0 Acres              /(1)/
Lacy Longhorn        Farmers Branch, TX      17.1 Acres              /(1)/
Keller               Fort Worth, TX          30.1 Acres              /(1)/
McKinney Corners     McKinney, TX            11.0 Acres              /(1)/

_________________

(1)  Single note, with all properties as collateral.

NOTE 8. MARGIN BORROWINGS
-------------------------

ARI has margin arrangements with various brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI, TCI and ARI's trading portfolio and bear interest rates ranging from 6.0% to 24.0%. Margin borrowings totaled $28.7 million at September 30, 2001.

In April 2000, ARI obtained a security loan in the amount of $5.0 million with a financial institution. ARI received net cash of $4.6 million after various closing costs. The loan bears interest at 1% over the prime rate (currently 6.0% per annum), requires monthly payments of principal and interest and matures September 2002. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

In March 2001, ARI obtained a security loan in the amount of $3.5 million from a financial institution. ARI received net cash of $3.5 million after paying various closing costs. The loan bore interest at 16.0% per annum. In April and May 2001, a total of $2.0 million in principal paydowns were made. In July 2001, the loan was repaid in full, including accrued but unpaid interest. The loan was secured by 472,000 shares of TCI owned by ARI and 128,000 shares of ARI owned by One Realco.

In September 2001, ARI obtained a security loan in the amount of $20.0 million from a financial institution. ARI received net cash of $16.1

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 8.  MARGIN BORROWINGS (Continued)
--------------------------

million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan requires monthly payments of interest only and matures in September 2002. The loan is secured by 2,602,608 shares of TCI common stock held by ARI and 920,507 shares of TCI common stock held by BCM, ARI's advisor.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. ARI received net cash of $1.0 million after payment of various closing costs. The loan bears interest at 1% over the prime rate (currently 6.0% per annum), requires monthly payments of interest only and matures in October 2003. The loan is callable upon 60 days prior notice, and is secured by 200,000 shares of ARI Common Stock held by BCM, ARI's advisor.

NOTE 9.  INCOME TAXES
---------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes in the three and nine months ended September 30, 2001; therefore, it recorded no provision for income taxes. For the nine months ended September 30, 2000, a provision for income taxes in the amount of $1.7 million was recorded.

NOTE 10. OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in income of investees and other income which totaled $3.4 million and $9.2 million for the three and nine months ended September 30, 2001 and $3.2 million and $3.3 million for the three and nine months ended September 30, 2000. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees and net income fees which totaled $7.6 million and $24.7 million for the three and nine months ended September 30, 2001 and $9.3 million and $48.1 million for the three and nine months ended September 30, 2000. Excluded from operating segment assets are assets of $119.9 million in 2001 and $92.1 million in 2000, which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria).

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10. OPERATING SEGMENTS (Continued)
---------------------------

Presented below are ARI's reportable segments operating income for the three and nine months ended September 30, and segment assets at September 30.

                                                          Inter-
 Three Months Ended     Commercial               U.s.    National             Pizza   Oil &   Receivables/
 September 30, 2001     Properties  Apartments  Hotels    Hotels     Land    Parlors   Gas       Other       Total
---------------------   ----------  ----------  -------  --------  --------  -------  ------  ------------  --------
Operating revenue....     $  8,866    $ 13,580  $ 8,750   $ 1,283  $     40  $ 8,723  $   97     $     193  $ 41,532
Interest income......           --          --       --        --        --       --      --           837       837
Operating expenses...        4,951       9,308    4,283     1,396     2,206    7,164     186             8    29,502
                          --------    --------  -------   -------  --------  -------  ------     ---------  --------
                          $  3,915    $  4,272  $ 4,467   $  (113) $ (2,166) $ 1,559  $  (89)    $   1,022  $ 12,867
                          ========    ========  =======   =======  ========  =======  ======     =========  ========

Depreciation.........     $  1,842    $  1,101  $   629   $   554  $     --  $   345  $   18     $       1     4,490
Interest.............        3,834       3,466    1,102       325     7,940      932      --         1,462    19,061
Capital
  expenditures.......        5,700          --      116        --     1,006      303      --            --     7,125
Assets...............      166,811     115,326   68,024    25,952   228,476   21,626   5,062        29,222   660,499

Property Sales:                      Apartments                      Land                                     Total
                                     ----------                    --------                                 --------
Sales price..........                 $ 28,175                     $  8,229                                 $ 36,404
Cost of sale.........                   15,841                        4,682                                   20,523
                                      --------                     --------                                ---------
Gain on sale.........                 $ 12,334                     $  3,547                                 $ 15,881
                                      ========                     ========                                 ========

                                                         Inter-
 Nine Months Ended    Commercial                U.s.    National              Pizza   Oil &   Receivables/
 September 30, 2001   Properties  Apartments   Hotels    Hotels     Land     Parlors   Gas       Other        Total
--------------------  ----------  ----------  --------  --------  ---------  -------  ------  ------------  ---------
Operating revenue...    $ 25,599    $ 44,822   $24,688   $ 3,009   $    145  $25,282  $   97     $   485     $124,127
Interest income.....          --          --        --        --         --       --      --       1,997        1,997
Operating expenses..      14,981      27,827    18,781     2,821      6,750   20,715     186          86       92,147
                        --------    --------   -------   -------   --------  -------  ------     -------     --------
                        $ 10,618    $ 16,995   $ 5,907   $   188   $ (6,605) $ 4,567  $  (89)    $ 2,396     $ 33,977
                        ========    ========   =======   =======   ========  =======  ======     =======     ========

Depreciation........    $  5,428    $  3,644   $ 1,938   $ 1,204   $     --  $   931  $   18     $     6     $ 13,169
Interest............      12,412      14,086     3,375       519     21,308      741      --       3,801       56,242
Capital
  expenditures......      10,511          20       436     1,000      1,322    1,066     361          --       14,716
Assets..............     166,811     115,326    68,024    25,952    228,476   21,626   5,062      29,222      660,499

                       Commercial
Property Sales:        Properties   Apartments                       Land                                      Total
                       ----------   ---------                     --------                                  ---------
Sales price.........    $  7,350    $ 94,065                       $ 41,806                                  $143,221
Cost of sale........       5,058      41,757                         33,546                                    80,361
                        --------    --------                       --------                                  --------
Gain on sale........    $  2,292    $ 52,308                       $  8,260                                  $ 62,860
                        ========    ========                       ========                                  ========

  Three Months Ended    Commercial                                  Pizza   Receivables/
  September 30, 2000    Properties  Apartments  Hotels     Land    Parlors     Other       Total
----------------------  ----------  ----------  -------  --------  -------  ------------  --------
Operating revenue.....   $   7,353    $ 16,694  $ 9,033  $  1,628  $ 8,124  $        --   $ 42,832
Interest income.......          --          --       --        --       --          283        283
Operating expenses....       4,899      10,354    6,298     2,225    6,798           --     30,574
                         ---------    --------  -------  --------  -------  -----------   --------
                         $   2,454    $  6,340  $ 2,735  $   (597) $ 1,326  $       283   $ 12,541
                         =========    ========  =======  ========  =======  ===========   ========

Depreciation..........   $   1,733    $  1,303  $   703  $     --  $   262  $        --   $  4,001
Interest..............       4,605       4,899    1,252     6,740      285        1,799     19,580
Capital expenditures..       2,875       1,339      178       516      959           --      5,867
Assets................     171,490     148,560   87,966   253,562   22,108       13,824    697,510

Property Sales:                     Apartments             Land                            Total
                                    ----------           --------                         --------
Sales price...........                $  6,850           $ 89,285                         $ 96,135
Cost of sale..........                   3,376             65,674                           69,050
                                      --------           --------                         --------
Gain on sale..........                $  3,474           $ 23,611                         $ 27,085
                                      ========           ========                         ========

                        AMERICAN REALTY INVESTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10. OPERATING SEGMENTS (Continued)
---------------------------


  Nine Months Ended     Commercial                                    Pizza    Receivables/
  September 30, 2000    Properties  Apartments   Hotels     Land     Parlors      Other        Total
----------------------- ----------  ----------  --------  ---------  --------  ------------  ---------
Operating revenue......   $ 23,831    $ 53,003   $25,501   $  2,876   $24,388    $       --   $129,599
Interest income........         --          --        --         --        --         3,295      3,295
Operating expenses.....     14,838      30,743    17,758      7,112    20,138            --     90,589
                          --------    --------   -------   --------   -------    ----------   --------
                          $  8,993    $ 22,260   $ 7,743   $ (4,236)  $ 4,250    $    3,295   $ 42,305
                          ========    ========   =======   ========   =======    ==========   ========

Depreciation...........   $  5,234    $  4,752   $ 1,941   $     --   $   982    $       --   $ 12,909
Interest...............     12,869      15,716     3,704     20,917       854         6,093     60,153
Capital expenditures...      4,404      10,827       495      2,276     1,120            --     19,122
Assets.................    171,490     148,560    87,966    253,562    22,108        13,824    697,510

                         Commercial
Property Sales:          Properties  Apartments             Land                               Total
                         ----------  ----------           ---------                          ---------
Sales price............   $ 27,564    $ 57,000             $108,238                           $192,802
Cost of sale...........     10,085      22,773               81,116                            113,974
                          --------    --------             --------                           --------
Gain on sale...........   $ 17,479    $ 34,227             $ 27,122                           $ 78,828
                          ========    ========             ========                           ========


NOTE 11.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

In April 2001, ARI reached an agreement with the Class A unitholders of ART Palm, L.P., to acquire 7,236,250 of their Class A units in December 2001, for $5.8 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

Introduction
------------

ARI's predecessor was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. In 2001, ARI's asset portfolio was expanded by the purchase of leasehold interests in 37 oil and gas mineral development properties. See NOTE 4. "OIL AND GAS OPERATIONS." All of the oil and gas operations are in East Texas.

Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at September 30, 2001, totaled $5.0 million, compared with $4.2 million at December 31, 2000. Although ARI anticipates that during the remainder of 2001 it will generate excess cash flow from property operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore continue to rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, borrowings against its investments in various real estate entities, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 2000, notes payable totaling $193.4 million had either scheduled maturities or required principal reduction payments during 2000. During the first nine months of 2001, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $123.3 million of the debt scheduled to mature in 2001.

Net cash used in operating activities increased to a use of $39.2 million in the nine months ended September 30, 2001, from a use of $33.4 million in the nine months ended September 30, 2000. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for property operations) decreased to $19.1 million in the nine months ended September 30, 2001, from $23.5 million in 2000. The decrease is primarily attributable to the sale of nine apartments in 2000 and 13 apartments in 2001. ARI expects a decrease in cash flow from property operations during the remainder of 2001. Such decrease is expected to result from the continued selective sale of income producing properties.

Net cash from pizza operations (sales less cost of sales) of $4.3 million in the nine months ended September 30, 2001, approximated the $4.4 million in 2000.

Net cash used in oil and gas operations (sales collected less payments for lease operating expenses) was $175,000 in the nine months ended September 30, 2001. Operations began in June 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

Interest collected decreased to $397,000 in the nine months ended September 30, 2001, from $4.6 million in 2000. The decrease was attributable to the collection of $36.0 million of mortgage notes receivable in 2000 and $4.9 million in 2001.

Interest paid decreased to $45.7 million in the nine months ended September 30, 2001, from $55.9 million in 2000. The decrease was attributable to the sale of all or portions of 24 land parcels and nine apartments in 2000, and all or portions of 13 land parcels, one commercial property and 13 apartments in 2001, resulting in the payoff, paydown or assumption by the purchaser of mortgage debt.

Advisory fees paid increased to $5.0 million in the nine months ended September 30, 2001, from the $4.1 million in 2000. The increase is attributable to the inclusion of National Realty, L.P. assets in the basis for the advisory fees, after August 2000.

Incentive fees paid were $1.6 million in the nine months ended September 30, 2001. The fees, earned in 2000, are 10% of the excess of net capital gains over net capital losses realized from sales of assets.

General and administrative expenses paid decreased to $9.1 million in the nine months ended September 30, 2001, from $11.7 million in 2000. The decrease is primarily attributable to reduced consulting and partnership fees, and reduced cost reimbursements paid to the advisor.

ARI's cash flow from its investments in IORI and TCI is dependent on the ability of each of the entities to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions. Accordingly, ARI received no current distributions in the nine months ended September 30, 2001, compared to $1.9 million in the nine months of 2000. However, in May 2001, ARI received $53,000 in accumulated dividends on shares of Continental Mortgage and Equity Trust that should have been exchanged for TCI Common Stock in 1999.

Other cash from operating activities was $1.2 million in the nine months ended September 30, 2001 compared to $10.1 million in 2000. The change was primarily attributable to a greater decrease in property prepaids, miscellaneous property receivables and property escrows in 2000 than in 2001.

In 2001, ARI sold the following properties:

                                        Units/       Sales   Net Cash      Debt       Gain (Loss)
Property               Location      Sq.Ft./acres    Price   Received   Discharged      On Sale
-----------------  ----------------  -------------  -------  --------  -------------  -----------
First Quarter
Apartments
Carriage Park      Tampa, FL             46 Units   $ 2,005    $  757  $    1,069         $   663
Rockborough        Denver, CO           345 Units    16,675     3,654      12,215/(1)/     13,471

Shopping Center
Regency Pointe     Jacksonville, FL  67,063 Sq.Ft.    7,350     5,126       1,500           2,292

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS (Continued)
        -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

                                             Units/      Sales   Net Cash      Debt      Gain (Loss)
Property                   Location       Sq.Ft./acres   Price   Received   Discharged     On Sale
--------------------  ------------------  ------------  -------  --------  ------------  -----------
Land
Frisco Bridges        Collin County, TX    27.8 Acres   $ 4,500  $  4,130  $         --   $       25
Katrina               Palm Desert, CA      20.0 Acres     2,831      (124)          596           --/(2)/
Las Colinas           Las Colinas, TX       1.7 Acres       825       233           400          539
Plano Parkway         Plano, TX            11.3 Acres     1,445       312           950           --
Scoggins              Tarrant County, TX  232.8 Acres     2,913       892         1,800          181
Scout                 Tarrant County, TX  408.0 Acres     5,087     1,586         3,200        2,969
Tree Farm             Dallas County, TX    10.4 Acres     2,888       (87)        2,644           75

Second Quarter
Apartments
Kimberly Woods        Tucson, AZ            279 Units     8,450     1,667         6,191/(1)/   6,052
Place One             Tulsa, OK             407 Units    12,935     3,310         7,539        8,623
Shadowood             Addison, TX           184 Units     7,125     1,980         4,320        4,644
Glenwood              Addison, TX           168 Units     6,650     3,166         2,549         (560)
Bent Tree             Addison, TX           292 Units    12,050     2,480         8,867        7,081

Land
Katrina               Palm Desert, CA      20.0 Acres     2,940        78            --          516
Mason/Goodrich        Houston, TX          22.1 Acres     4,168       (34)        3,750        2,896
Plano Parkway         Plano, TX            12.0 Acres       740       672            --         (991)
Yorktown              Harris County, TX   120.4 Acres     5,239      (160)        4,991       (1,497)

Third Quarter
Apartments
Club Mar              Sarasota, FL          248 Units     8,500     1,905         6,199/(1)/   2,328
Covered Bridge        Gainesville, FL       176 Units     7,900     2,463         4,339        5,982
Crossing at Church    Tampa, FL              52 Units     1,880       750           948          623
Ashford               Tampa, FL              56 Units     2,145       593         1,182         (985)
Chalet I              Topeka, KS            162 Units     5,650     1,288         4,108/(1)/   3,952
Chalet II             Topeka, KS             72 Units     2,100       485         1,550/(1)/     434

Land
Elm Fork              Denton County, TX    10.0 Acres     1,002       (30)          958          284
Katrina               Palm Desert, CA       6.1 Acres     1,196     1,108            --          570
Chase Oaks            Plano, TX            22.3 Acres     2,874       663         2,027          870
Nashville             Nashville, TN         2.0 Acres        26        (1)           24          (82)
Nashville             Nashville, TN         1.2 Acres         8        --             4          (59)
Rasor                 Plano, TX             6.6 Acres       350       267            --           34
Katrina               Palm Desert, CA       2.2 Acres       800       (24)          737          514
Chase Oaks            Plano, TX             4.9 Acres     1,973     1,832            --        1,416

Fourth Quarter
Apartments
Nora Pines            Indianapolis, IN      254 Units     9,850     2,548         5,574        6,631

Land
Katrina               Palm Desert, CA       1.4 Acres       284        (9)          253          117

_____________________

(1)  Debt assumed by purchaser.

(2)  Gain deferred until ARI-provided financing is collected.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

In 2001, ARI purchased the following properties:

                                  Units/     Purchase   Net Cash        Debt       Interest   Maturity
Property           Location    Sq.ft./acres   Price       Paid        Incurred       Rate       Date
----------------  -----------  ------------  --------  -----------   ------------  ---------  --------
Second Quarter
Apartments
Glenwood           Addison, TX  168 Units     $ 6,246    $   --/(1)/ $  2,549/(2)/      9.25%   10/04

_____________

(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with a related party.
(2)  Assumed debt of seller.  Exchanged with a related party.

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                               Acres/rooms/       Debt         Debt      Net Cash    Interest      Maturity
Property                    Location              Sq.ft.        Incurred    Discharged   Received      Rate          Date
--------------------  ---------------------   --------------  ------------  ----------   --------  ------------    --------
First Quarter
Land
Mason/Goodrich        Houston, TX             235.0 Acres     $    6,750       $     --  $   6,302       14.00%        01/02
Pioneer Crossing      Austin, TX              350.1 Acres          7,000             --      6,855       16.90         03/05
Pioneer Crossing      Austin, TX              14.5 Acres           2,500             --      2,350       14.50         01/02

Second Quarter
Land
Hollywood Casino      Farmers Branch, TX      51.7 Acres           2,500/(1)/        --      1,916        9.00         04/03
Valwood               Dallas County, TX       19.4 Acres              --/(1)/        --         --          --            --
Katrina               Palm Desert, CA         300.5 Acres         22,000         15,584      4,417       12.50/(2)/    10/02
Jeffries Ranch        Oceanside, CA           82.4 Acres           5,250/(3)/       750      3,944       14.50         06/02
Willow Springs        Riverside, CA           1,485.7 Acres           --/(3)/        --         --          --            --

Hotel
Williamsburg
 Hospitality House    Williamsburg, VA/(4)/   296 Rooms           10,309             --      9,851       36.00         01/02

Shopping Center
Cullman               Cullman, AL             92,486 Sq.Ft.           --/(3)/       129         --          --            --

Third Quarter
Apartments
Woodlake              Carrollton, TX          256 Units               --/(5)/        --         --          --            --
Sun Hollow            El Paso, TX             216 Units               --/(5)/        --         --          --            --
Waters Edge III       Gulfport, MS            238 Units               --/(5)/        --         --          --            --

Office Building
Centura Tower         Farmers Branch, TX      410,910 Sq.Ft.      28,739         28,384       (526)      10.50         07/02
Rosedale Towers       Minneapolis, MN         84,798 Sq.Ft.        7,500/(5)/        --      7,500        5.00         07/02

Land
Marine Creek          Fort Worth, TX          54.2 Acres           1,500            750        701        9.00         01/03
Mercer Crossing       Carrollton, TX          31.3 Acres           2,937          1,986         16       13.00         03/03
Chase Oaks            Plano, TX               6.9 Acres            1,633          1,000        425       13.00         03/03
Vista Ridge LI        Lewisville, TX          90.3 Acres           9,085          9,119       (101)      13.00         03/03
Vista Ridge MF        Lewisville, TX          23.0 Acres           1,345          1,000        228       13.00         03/03

___________________

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Liquidity and Capital Resources (Continued)
-------------------------------

(1)  Single note, with all properties as collateral.
(2)  Variable interest rate.
(3)  Single note, with all properties as collateral.
(4)  Also secured by 1,846,000 shares of TCI common stock.
(5)  Single note, with all properties as collateral.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 6.0% to 24.0%. Margin borrowing totaled $28.7 million at September 30, 2001.

Management expects that it will be necessary for ARI to sell $219.1 million, $51.7 million and $6.4 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it was not able to extend such debt, ARI would either sell other assets to pay such debt or return the property to the lender.

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

In April 2001, ARI reached an agreement with the Class A unitholders of ART Palm, L.P., to acquire 7,236,250 of their Class A units in December 2001 for $5.9 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. SFAS No. 143 is effective for the fiscal year beginning after June 15, 2002. We believe the adoption of this statement will have no material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

Results of Operations
---------------------

For the nine months ended September 30, 2001, ARI reported net income of $12.0 million, compared to net income of $1.6 million for the nine months ended September 30, 2000. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Rents decreased to $32.7 million and $98.7 million in the three and nine months ended September 30, 2001, from $34.7 million and $105.2 million in 2000. Rents from commercial properties increased to $25.6 million for the nine months ended September 30, 2001, from $23.8 million in 2000, rent from hotels increased to $27.7 million in the nine months ended September 30, 2001, from $25.5 million in 2000 and rent from apartments decreased to $44.8 million in the nine months ended September 30, 2001, from $53.0 million in 2000. The increase in commercial property rents was primarily attributable to higher occupancy in buildings completed in late 1999 and early 2000. The increase in hotel rent was primarily due to the opening of Hotel Sofia in 2001. The decrease in apartment rent was due to the sale of nine apartments in 2000 and 13 apartments in 2001. Rental income is expected to decrease significantly in the remainder of 2001 as a result of the income producing properties sold in 2001 and 2000.

Property operations expense decreased to $22.2 million in the three months ended September 30, 2001, from $23.8 million in 2000, and increased to $71.2 million in the nine months ended September 30, 2001, from $70.5 million in 2000. Property operations expense for commercial properties increased to $15.0 million in the nine months ended September 30, 2001, from $14.8 million in 2000. For hotels, property operations expense increased to $21.6 million in the nine months ended September 30, 2001, from $17.8 million in 2000. For land, property operations expense decreased to $6.8 million in the nine months ended September 30,

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

2001 from $7.1 million in 2000. For apartments, property operations expense decreased to $27.8 million in the nine months ended September 30, 2001, from $30.7 million in 2000. The increase in hotel property operations expense was primarily due to the opening of Hotel Sofia in 2001. The decrease in land operating expenses was primarily due to the 13 land parcels sold in 2000. The decrease in property operations expense for apartments was due to the sale of nine apartments in 2000 and 13 apartments in 2001. Property operations expense is expected to decrease significantly in the remainder of 2001 as a result of the properties sold in 2000 and 2001.

Pizza parlor sales and cost of sales were $8.7 million and $7.2 million, respectively, in the three months ended September 30, 2001 and $25.3 million and $20.7 million for the nine months ended September 30, 2001 compared to $8.1 million and $6.8 million, respectively, for the three months ended September 30, 2000 and $24.4 million and $20.1 million for the nine months ended September 30, 2000. The increased sales were primarily attributable to the effects of a more aggressive marketing and advertising strategy.

Interest income from notes receivable increased to $837,000 in the three months ended September 30, 2001 from $283,000 in 2000, and decreased to $2.0 million in the nine months ended September 30, 2001, from $3.3 million in 2000. The three month increase is due to new loans funded in 2001. The nine month decrease is due to the collection of mortgage notes receivable and related interest at maturity in 2000 and 2001.

Oil and gas sales were $97,000 in the three and nine months ended September 30, 2001, representing start-up production from six wells. Oil and gas operating expenses were $186,000 in the three and nine months ended September 30, 2001. Operating expenses include lifting costs and repairs and maintenance.

Other income decreased to a loss of $19,000 and income of $58,000 in the three and nine months ended September 30, 2001, from $606,000 and $419,000 in 2000. ARI recognized an unrealized decrease in market value of its trading portfolio securities of $43,000 in the nine months ended September 30, 2001 compared to $267,000 in 2000. See NOTE 6. "MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO."

Interest expense decreased to $19.1 million and $56.2 million in the three and nine months ended September 30, 2001, from $19.6 million and $60.2 million in 2000. The decrease was attributable to the sale of 13 apartments, one commercial property and 19 parcels of land in 2001 and nine apartments, four commercial properties and 36 parcels of land in 2000. In the remainder of 2001, interest expense is expected to continue to decrease due to the properties sold in 2000 and 2001.

Depreciation, depletion and amortization expense increased to $4.5 million and $13.2 million in the three and nine months ended September 30, 2001, from the $4.0 million and $12.9 million in 2000. This increase was due to the Hotel Sofia opening in 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------------------
          AND RESULTS OF OPERATIONS (Continued)
          -------------------------

Results of Operations (Continued)
---------------------

General and administrative expenses increased to $4.6 million and decreased to $9.1 million in the three and nine months ended September 30, 2001, from $2.9 million and $11.7 million in 2000. The three month increase is primarily due to increases in legal and audit fees while the nine month decrease is primarily due to reduced consulting and partnership fees, and reduced cost reimbursements paid to the advisor.

Advisory fees of $1.4 million for the three months ended September 30, 2001 approximated the $1.5 million for the same period in 2000 and increased to $5.0 million for the nine months ended September 30, 2001 from $4.1 million in 2000. The increase is due to the addition of the National Realty, L.P. assets to the advisory fees basis, after August 2000.

Net income fee to affiliate was $<1.1> million and $638,000 in the three and nine months ended September 30, 2001. The income fee payable to ARI's advisor is 10% of the net income for the year, in excess of a 10% return on shareholders' equity.

Incentive fee to affiliate was $1.6 million and $7.5 million in the three and nine months ended September 30, 2001. The incentive fee payable to ARI's advisor is 10% of the excess of net capital gains over net capital losses realized from sales of assets. Incentive fees are expected to increase as ARI selectively sells properties.

Minority interest decreased to $1.0 million and $2.5 million in the three and nine months ended September 30, 2001, from $5.0 million and $32.2 million in 2000. The decrease is attributable to the acquisition of National Realty, L.P. by ARI in August 2000.

Equity in income of investees increased to $3.5 million and $9.2 million in the three and nine months ended September 30, 2001, from $2.6 million and $2.9 million in 2000. The increase in equity income was attributable to the loss associated with the sale of TCI and IORI stock in 2000 and gains from property sales by TCI in 2001.

Tax Matters
-----------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes in the three and nine months ended September 30, 2001; therefore, it recorded no provision for income taxes. For the nine months ended September 30, 2000, a provision for income taxes in the amount of $1.7 million was recorded.

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

Environmental Matters (Continued)
---------------------

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
---------------------------------------------------------------------

At September 30, 2001, ARI's exposure to a change in interest rates on its debt is as follows:


                                                 Weighted      Effect of 1%
                                                  Average       Increase In
                                   BALANCE     Interest Rate    Base Rates
                                  ----------  ---------------  -------------
                                   (Amounts in thousands, except per share)
Notes payable:
 Variable rate..................    $135,845           12.00%    $    1,358

Total decrease in ARI's annual
                                                                 ==========
 net income.....................                                 $    1,358
                                                                 ==========

Per share.......................                                 $      .13
                                                                 ==========

                   _________________________________________


                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION
---------------------------

On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. ("TCI"), and Income Opportunity Realty Investors, Inc. ("IORI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty

---------------------------

Trust, et al. for complete settlement of all disputes in the lawsuit. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders.

ARI would issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who elect to receive ARI Preferred Stock in lieu of cash. ARI would issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who elect to receive ARI Preferred Stock in lieu of cash. The preferred shares will be convertible into ARI Common Stock during a six month period commencing on the first anniversary of the effective date of the transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries ARI. The transaction is subject to the negotiation of a definitive merger agreement (not yet accomplished), approval of the court (not yet scheduled) and a vote of the shareholders of all three entities. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:

     None.


(b)  Reports on Form 8-K as follows:

     None.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMERICAN REALTY INVESTORS, INC.



Date:    November 13, 2001       By:  /s/ Karl L. Blaha
     -------------------------      -----------------------------------
                                    Karl L. Blaha
                                    President



Date:    November 13, 2001       By:  /s/ Brent Horak
     --------------------------     -----------------------------------
                                    Brent Horak
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)