Form 10-K405
period 2001-12-31
AMERICAN REALTY INVESTORS INC
filed 2002-04-01
CIK 1102238

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Year Ended December 31, 2001
                        Commission File Number 1-15663

                               -----------------

                        American Realty Investors, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                           Nevada                      75-2847135
              (State or Other Jurisdiction of       (I.R.S. Employer
               Incorporation or Organization)      Identification No.)

             1800 Valley View Lane, Suite 300,
                       Dallas, Texas                      75234
          (Address of Principal Executive Offices)     (Zip Code)

                                (469) 522-4200
             (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                 Title of each class    Name of each exchange on
               Common Stock, $.01 par       which registered
                        value            New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002, the Registrant had 11,375,127 shares of Common Stock outstanding. Of the total shares outstanding 2,649,350 were held by other than those who may be deemed to be affiliates, for an aggregate value of $18,942,853 based on the closing price on the New York Stock Exchange on March 15, 2002. The basis of this calculation does not constitute a determination by the Registrant that all of such persons or entities are affiliates of the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended.

                     Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.;
                          Commission File No. 1-14784
 Consolidated Financial Statements of Transcontinental Realty Investors, Inc.;
                          Commission File No. 1-9240

================================================================================

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                                                                                               Page
                                                                                               ----

                                            PART I

Item 1.  Business.............................................................................   3

Item 2.  Properties...........................................................................   7

Item 3.  Legal Proceedings....................................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders..................................  20

                                           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  20

Item 6.  Selected Financial Data..............................................................  22

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  23

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk.......................  31

Item 8.  Consolidated Financial Statements and Supplementary Data.............................  32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  76

                                           PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant..........................  76

Item 11. Executive Compensation...............................................................  80

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  83

Item 13. Certain Relationships and Related Transactions.......................................  84

                                           PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K....................  88

Signature Page................................................................................  90

                                    PART I

ITEM 1.  BUSINESS

   American Realty Investors, Inc. ("ARI"), a Nevada corporation, is the successor through merger to American Realty Trust, Inc. ("ART"), a Georgia corporation and National Realty, L.P. ("NRLP"), a Delaware partnership.

   On November 3, 1999, ART and NRLP jointly announced the agreement of their respective Boards to combine, in a tax-free exchange, under a new company, ARI. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method. As of December 31, 1998, upon the election of a wholly-owned subsidiary of ART as general partner of NRLP, ART began consolidation of NRLP's accounts at that date and consolidation of its operations subsequent to that date.

   The merger transaction was closed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI Common Stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART's preferred stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000. For financial reporting purposes, the merger is treated as the purchase of NRLP by ART; accordingly, the historical information presented for ARI is that of ART.

   On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. ("TCI"), and Income Opportunity Realty Investors, Inc. ("IORI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI Preferred Stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI will issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI common stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. ARI will issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI common stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. All affiliated stockholders will receive ARI Preferred Stock. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock, and each share of Series H Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors.

Business Plan and Investment Policy

   ARI's primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and, to a lesser extent, financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of ARI is set forth in ITEM 2. "PROPERTIES" and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

   ARI, through its wholly owned subsidiary, Pizza World Supreme, Inc. ("PWSI"), operates and franchises pizza parlors featuring pizza delivery, carry-out and dine-in under the trademarks "Me-N-Ed's," "Slices" and

"Angelo & Vito's" in California and Texas. The first Me-N-Ed's pizza parlor opened in 1962. At December 31, 2001, there were 59 pizza parlors in operation, consisting of 47 owned and 12 franchised pizza parlors. One of the owned pizza parlors was in Texas and the remainder were in California.

   ARI's businesses are not seasonal. With regard to real estate investments, ARI is seeking both current income and capital appreciation. ARI's plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income producing real estate such as hotels, apartments or commercial properties or equity securities of real estate-related entities. ARI also intends to continue to pursue higher risk, higher reward investments, such as improved and unimproved land where it can obtain financing of substantially all of a property's purchase price. ARI intends to seek selected dispositions of certain of its assets, in particular, selected income producing properties in stabilized markets and certain of its land holdings where the prices obtainable for such assets justify their disposition. ARI has determined that it will no longer actively seek to fund or purchase mortgage loans. However, it may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. See ITEM 2. "PROPERTIES" and Schedules III and IV to the Consolidated Financial Statements included in
ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

   ARI's Board of Directors has broad authority under ARI's governing documents to make all types of investments, and may devote available assets to particular investments or types of investments, without restriction on the amount or percentage of assets that may be allocated to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that may be acquired. Investment objectives and policies may be changed at any time by the Board without stockholder approval.

   The specific composition of ARI's real estate portfolio will depend largely on the judgment of management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. Management intends to attempt to maintain a real estate portfolio diversified by location and type of property.

   In addition to its equity investments in real estate, ARI has also invested in private and open market purchases of the equity securities of Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI"), both affiliates of ARI. See ITEM 2.
"PROPERTIES--Investments in Real Estate Companies and Real Estate Partnerships."

Management of the Company

   Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, its day-to-day operations are performed by Basic Capital Management, Inc. ("BCM"), a contractual advisor under the supervision of the Board. The duties of BCM include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. BCM also serves as a consultant in connection with ARI's business plan and investment policy decisions made by the Board. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of his children's trust, which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services to ARI. As of March 15, 2002, BCM owned 6,269,344 shares of ARI's Common Stock, approximately 55.1% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor." BCM has been providing advisory services to ARI since February 6, 1989. BCM also serves as advisor to IORI and TCI. The officers of ARI are also officers of IORI, TCI and BCM. Affiliates of BCM have provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, and Carmel Realty, Inc. ("Carmel") provide such property management services. Triad and Carmel subcontract with other entities for property-level management services. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management and leasing of 13 of ARI's commercial properties (shopping centers, office buildings and a merchandise mart) and eight of its hotels to Regis Realty, Inc. ("Regis"), a related party, which is a company also owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

   Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   ARI has no employees itself, but PWSI has 921 employees. Employees of BCM render services to ARI.

Competition

   Real Estate. The real estate business is highly competitive, and ARI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions"), some of which have greater financial resources than ARI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial or group users. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of ARI's properties, in particular its improved and unimproved land, are also competitive factors.

   To the extent that ARI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell properties in areas where ARI's properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

   As described above and in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Related Party Transactions," the officers of ARI also serve as officers of IORI and TCI, both of which are also advised by BCM, and both of which have business objectives similar to ARI's. ARI's officers and advisor owe fiduciary duties to both IORI and TCI as well as to ARI under applicable law. In determining whether a particular investment opportunity will be allocated to ARI, IORI or TCI, management and the advisor consider the respective investment objectives of each and the appropriateness of a particular investment in light of the existing real estate and mortgage notes receivable portfolios of each. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

   In addition, also as described in ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," ARI also competes with entities which are affiliates of BCM having similar investment objectives in the purchasing, selling, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, BCM has informed ARI that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

   ARI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the purchase, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or the advisor. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of ARI's real estate and mortgage notes receivable portfolios. However, to the extent that property sales, new property investments, in particular improved and unimproved land, or mortgage lending are concentrated in any particular region the advantages of geographic diversification are mitigated.

   Virtually all of ARI's real estate, equity security holdings in IORI and TCI and its trading portfolio of equity securities are held subject to secured indebtedness. Such borrowings increase the risk of loss because they represent a prior claim on ARI's assets and require fixed payments regardless of profitability. In the event of default, the lender may foreclose on the assets securing such indebtedness, and ARI could lose its investment in the pledged assets.

   Pizza Parlors. The pizza parlor business is highly competitive and is affected by changes in consumer tastes and eating habits, as well as national, regional and local economic conditions, and demographic trends. The performance of an individual pizza parlor can be affected by changes in traffic patterns, demographics, and the type, number and location of competing restaurants.

   The quick-service restaurant industry is extremely competitive with respect to price, service, location and food quality. PWSI and its franchisees compete with a variety of other restaurants in the quick-service restaurant industry, including those that offer dine-in, carry-out and delivery services. These competitors include national and regional chains, franchisees of other restaurant chains and local owner-operated restaurants. Some of these competitors have been in existence longer and have an established market presence in certain geographic regions, and some have substantially greater financial, marketing and other resources than PWSI and its franchisees. PWSI competes for qualified franchisees with many other restaurant concepts, including national and regional restaurant chains.

   PWSI's success is largely dependent upon the efforts of its management and other key personnel. The loss of the service of one or more members of management could have an adverse effect on PWSI's operations. Significant transitions in management involve important risks, including potential loss of key personnel, difficulties in implementing changes to operational strategies and maintaining relationships with franchisees.

   At December 31, 2001, PWSI owned and operated 47 and franchised 12 pizza parlors. The results achieved by PWSI's relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of PWSI's relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on PWSI's results of operations than would be the case in a company owning more pizza parlors.

   PWSI's existing pizza parlors, both owned and franchised, are located in California or Texas. At December 31, 2001, there were 54 pizza parlors in California and five in Texas. Accordingly, PWSI's results of operations may be affected by economic or other conditions in those regions. Also, given PWSI's present geographic concentration, publicity relating to PWSI's pizza parlors could have a more pronounced effect on PWSI's overall sales than might be the case if PWSI's pizza parlors were geographically dispersed.

   All of PWSI's owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent and additional rental payments if sales volumes exceed specified amounts. There can be no assurance that PWSI will be able to renew leases upon expiration or that the lease terms upon renewal will be as favorable as the current lease terms. In 2001, PWSI added three new company-owned stores and sold two company-owned stores to franchisees. In 2002, PWSI plans to construct and open four new company-owned stores.

ITEM 2.  PROPERTIES

   ARI's principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for ARI's present operations.

   Details of ARI's real estate and mortgage notes receivable portfolios at December 31, 2001, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning ARI's real estate and mortgage notes receivable portfolios.

   At December 31, 2001, no single asset accounted for 10% or more of total assets. At December 31, 2001, 78% of ARI's assets consisted of real estate, 4% consisted of notes and interest receivable, 10% consisted of investments in equity investees, including IORI and TCI, and 3% consisted of pizza parlor equipment and related goodwill. The remaining 5% of ARI's assets were leasehold interests in oil and gas properties, cash, cash equivalents, marketable equity securities and other assets. The percentage of assets invested in any one category is subject to change and no assurance can be given that the composition of ARI's assets in the future will approximate the percentages listed above.

   ARI's real estate is geographically diverse. At December 31, 2001, ARI's real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under "Real Estate" below. ARI also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest, Pacific and Midwest regions of the continental United States. See SCHEDULE IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of ARI's notes receivable portfolio.

Geographic Regions






                                    [MAP] United States

Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont, and the District of Columbia. ARI has no properties in this region.

Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. ARI has 34 apartments, 3 commercial properties and 2 hotels in this region.

Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. ARI has 11 apartments and 8 commercial properties in this region.

Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, West Virginia and Wisconsin. ARI has 7 apartments, 2 commercial properties and 1 hotel in this region.

Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. ARI has 2 commercial properties and 1 hotel in this region.

Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. ARI has 2 commercial properties and 4 hotels in this region.



   Excluded from above are 54 parcels of improved and unimproved land, a hotel in Sofia, Bulgaria and a single family residence, as described below.

Real Estate

   At December 31, 2001, 88% of ARI's assets were invested in real estate and the equity securities of IORI and TCI. ARI invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. ARI's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of IORI and TCI.

   Types of Real Estate Investments. ARI's real estate consists of apartments, commercial properties (office buildings, shopping centers and a merchandise mart), hotels and improved and unimproved land. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. Properties may be purchased subject to debt, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

   Although ARI has typically invested in developed real estate, it may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that it invests in construction and development projects, such as Four Hickory

Centre described below, ARI is subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects. Also at December 31, 2001, ARI had under construction Oaks of Vista Ridge, a 288 unit apartment complex in Lewisville, Texas and Vista Lago, a 206 unit apartment complex in Farmers Branch, Texas.

   In the opinion of management, the properties owned by ARI are adequately covered by insurance.

   The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 54 parcels of improved and unimproved land, a hotel in Sofia, Bulgaria and a single family residence, described below) at December 31, 2001.

                                                Commercial
                    Region           Apartments Properties Hotels
                    ------           ---------- ---------- ------
                      Midwest.......     17%        16%      14%
                      Mountain......     --         30       11
                      Pacific.......     --          8       46
                      Southeast.....     53         11       29
                      Southwest.....     30         35       --
                                        ---        ---      ---
                                        100%       100%     100%
                                        ===        ===      ===

   The foregoing table is based solely on the number of apartment units, amount of commercial square footage and number of hotel rooms owned and does not reflect the value of ARI's investment in each region. See Schedule III to the Consolidated Financial Statements included in ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of owned real estate.

   Excluded from the table above are a 136 room hotel in Sofia, Bulgaria, a single family residence in Dallas, Texas and 54 parcels of improved and unimproved land consisting of: a 44.4 acre land parcel in Las Colinas, Texas; six parcels of land in Dallas County, Texas, totaling 391.8 acres; four parcels of land in Irving, Texas, totaling 278.5 acres; an 82.4 acre land parcel in Oceanside, California; four parcels of land in Tarrant County, Texas, totaling
129.8 acres; a 130.6 acre land parcel in Harris County, Texas; four parcels of land in Collin County, Texas, totaling 42.1 acres; 12 parcels of land in Farmers Branch, Texas, totaling 136.4 acres; two parcels of land in Plano, Texas, totaling 40.7 acres; a 1,070.9 acre land parcel in Austin, Texas; three parcels of land in Palm Desert, California, totaling 775.8 acres; a 63.3 acre land parcel in Travis County, Texas; a 171.7 acre parcel of land in Houston, Texas; a 54.2 acre land parcel in Fort Worth, Texas; a 99.1 acre land parcel in Lewisville, Texas; a 7.6 acre land parcel in Carrollton, Texas; a 131.3 acre land parcel in Nashville, Tennessee; three parcels of land in Riverside, California, totaling 1,677.8 acres; a 150.8 acre parcel of land in Denton County, Texas; and five additional land parcels totaling approximately 84.0 acres. See Schedule III to the Consolidated Financial Statements included at
ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of ARI's real estate portfolio.

   A summary of the activity in the owned real estate portfolio during 2001 is as follows:

                 Owned properties at January 1, 2001...... 152
                 Property obtained in exchange for land...   1
                 Properties under construction............   3
                 Properties sold (excluding partial sales) (23)
                                                           ---
                 Owned properties at December 31, 2001.... 133
                                                           ===

   Properties Held for Investment. Set forth below are the properties held for investment and the monthly rental rate for apartments and the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2001, 2000 and 1999 for apartments and commercial properties and average occupancy during 2001, 2000 and 1999 for hotels:

                                                                  Rent Per Square Foot  Occupancy %
                                                 Units/           -------------------- --------------
      Property            Location           Square Footage        2001   2000   1999  2001 2000 1999
      --------       ------------------ ------------------------- ------  ----- ------ ---- ---- ----
Apartments
Arlington Place..... Pasadena, TX       230 Units/205,476 Sq. Ft. $  .73  $ .68 $  .65  97   93   98
Bay Anchor.......... Panama City, FL      12 Units/10,700 Sq. Ft.    .55    .53    .50 100  100   97
Bridgestone......... Friendswood, TX      76 Units/65,519 Sq. Ft.    .71    .68    .68  93   99   91
Chateau............. Bellevue, NE        115 Units/99,220 Sq. Ft.    .71    .68    .69  94   97   96
Chateau Bayou....... Ocean Springs, MS  122 Units/105,536 Sq. Ft.    .67    .65    .64  97   89   99
Confederate Point... Jacksonville, FL   206 Units/277,860 Sq. Ft.    .61    .59    .58  98   96   94
Conradi House....... Tallahassee, FL      98 Units/49,900 Sq. Ft.    .79    .71    .67 100   98   96
Daluce.............. Tallahassee, FL     112 Units/95,432 Sq. Ft.    .63    .61    .59  95   96   93
Falcon House........ Ft. Walton, FL       82 Units/71,220 Sq. Ft.    .64    .63    .62 100   95   92
Foxwood............. Memphis, TN        220 Units/212,000 Sq. Ft.    .58    .55    .55  91   90   81
Georgetown.......... Panama City, FL      44 Units/36,160 Sq. Ft.    .65    .62    .60  93  100   94
Governor Square..... Tallahassee, FL    168 Units/146,550 Sq. Ft.    .65    .63    .61  95   95   95
Grand Lagoon........ Panama City, FL      54 Units/47,460 Sq. Ft.    .76    .74    .71  96   93   94
Greenbriar.......... Tallahassee, FL      50 Units/36,600 Sq. Ft.    .77    .74    .71  90   98  100
La Mirada........... Jacksonville, FL   320 Units/341,400 Sq. Ft.    .56    .54    .54  87   88   94
Lake Chateau........ Thomasville, GA      98 Units/65,800 Sq. Ft.    .59    .57    .55  81   95   95
Lake Shore Villas... Harris County, TX  312 Units/259,176 Sq. Ft.    .89    .89      *  96    *    *
Landings/Marina..... Pensacola, FL        52 Units/34,464 Sq. Ft.    .72    .69    .68  94   92   96
Lee Hills........... Tallahassee, FL      16 Units/14,720 Sq. Ft.    .57    .56    .52  81   94   92
Mallard Lake........ Greensboro, NC     336 Units/295,560 Sq. Ft.    .65    .63    .62  90   97   93
Mediterranean Villas San Antonio, TX    140 Units/158,960 Sq. Ft.    .55    .50    .50  89   96   96
Morning Star........ Tallahassee, FL      82 Units/41,000 Sq. Ft.    .85    .81    .77 100   99   95
Northside Villas.... Tallahassee, FL     81 Units/134,000 Sq. Ft.    .63    .61    .58  93   97   94
Oak Hill............ Tallahassee, FL      92 Units/81,240 Sq. Ft.    .64    .62    .60  98   95   96
Oak Tree............ Grandview, MO      189 Units/160,591 Sq. Ft.    .65    .62    .59  91   89   95
Oaks of Vista Ridge. Lewisville, TX     288 Units/238,176 Sq. Ft.     **     **     **  **   **   **
Park Avenue......... Tallahassee, FL     121 Units/78,979 Sq. Ft.    .87    .83    .81  94   98   97
Pheasant Ridge...... Bellevue, NE       264 Units/243,960 Sq. Ft.    .67    .61    .60  90   94   94
Pinecrest........... Tallahassee, FL      48 Units/46,400 Sq. Ft.    .61    .59    .57 100  100   94
Quail Point......... Huntsville, AL     184 Units/202,602 Sq. Ft.    .47    .46    .45  89   90   90
Regency............. Lincoln, NE        106 Units/111,700 Sq. Ft.    .63    .62    .64  96   93   88
Regency............. Tampa, FL            78 Units/55,810 Sq. Ft.    .91    .87    .82  89   97   97
Rolling Hills....... Tallahassee, FL    134 Units/115,730 Sq. Ft.    .66    .63    .61  97   96   99
Seville............. Tallahassee, FL      62 Units/63,360 Sq. Ft.    .59    .57    .56  95   97  100
Stonebridge......... Florissant, MO     100 Units/140,576 Sq. Ft.    .50    .47    .46  99   97   94
Stonegate........... Tallahassee, FL      83 Units/34,900 Sq. Ft.    .83    .80    .77 100   99   95
Sun Hollow.......... El Paso, TX        216 Units/156,000 Sq. Ft.    .71    .65    .65  84   97   94
Sunset.............. Odessa, TX         240 Units/160,400 Sq. Ft.    .45    .41    .42  88   85   96
Valley Hi........... Tallahassee, FL      54 Units/27,800 Sq. Ft.    .82    .80    .76  98   98   92
Villa Del Mar....... Wichita, KS        162 Units/128,004 Sq. Ft.    .62    .56    .59  91   91   85
Villager............ Ft. Walton, FL       33 Units/22,840 Sq. Ft.    .76    .73    .70  94   91   94
Villas.............. Plano, TX          208 Units/156,632 Sq. Ft.    .91    .85    .81  94   94   96
Vista Lago.......... Farmers Branch, TX 206 Units/175,100 Sq. Ft.     **     **     **  **   **   **
Waters Edge III..... Gulfport, MS       238 Units/212,216 Sq. Ft.    .63    .62    .61  90   92   97
Westwood............ Mary Ester, FL      120 Units/93,000 Sq. Ft.    .71    .63    .67  88   93   94
Westwood Parc....... Tallahassee, FL      94 Units/55,950 Sq. Ft.    .77    .74    .70  93   99   99
White Pines......... Tallahassee, FL      85 Units/17,000 Sq. Ft.    .54    .53    .74  90   93   95
Whispering Pines.... Topeka, KS         320 Units/299,264 Sq. Ft.    .83    .79    .52  94   97   94
Windsor Tower....... Ocala, FL            64 Units/66,000 Sq. Ft.    .54    .50    .46  94   98  100
Woodhollow.......... San Antonio, TX    546 Units/348,692 Sq. Ft.    .67    .65    .64  96   89   76
Woodlake............ Carrollton, TX     256 Units/210,208 Sq. Ft.    .84    .78    .77  94   99   96
Woodsong II......... Smyrna, GA         190 Units/207,460 Sq. Ft.    .64    .60    .57  93   97   96

                                                           Rent Per Square Foot  Occupancy %
                                                           -------------------- --------------
       Property              Location      Square Footage   2001   2000   1999  2001 2000 1999
       --------         ------------------ --------------- ------ ------ ------ ---- ---- ----

Office Buildings
56 Expressway.......... Oklahoma City, OK   54,649 Sq. Ft. $11.47 $11.23 $ 7.92  66   77   23
Centura................ Farmers Branch, TX 410,901 Sq. Ft.  24.91  25.01      *  48   31    *
Cooley Building........ Farmers Branch, TX  27,000 Sq. Ft.  11.69   9.25   9.00  69  100  100
Encino Executive Plaza. Encino, CA         177,211 Sq. Ft.  26.98  25.17  16.85  65   78   90
Executive Court........ Memphis, TN         41,840 Sq. Ft.  11.06  11.04  13.22  73  100  100
Four Hickory Centre.... Farmers Branch, TX 221,000 Sq. Ft.     **     **     **  **   **   **
Melrose Business Park.. Oklahoma City, OK  124,200 Sq. Ft.   3.57   3.22   2.73  78   74   86
One Hickory Centre..... Farmers Branch, TX 102,615 Sq. Ft.  18.95  19.90      *  99   72    *
Rosedale Towers........ Minneapolis, MN     84,798 Sq. Ft.  17.37  16.84  18.89  95   86   92
Two Hickory Centre..... Farmers Branch, TX  96,127 Sq. Ft.  20.89  21.07  18.71  75   33   25
University Square...... Anchorage, AK       22,260 Sq. Ft.  14.73  14.07  13.26 100   97   97

Shopping Centers
Collection............. Denver, CO         267,812 Sq. Ft.  10.43   9.83  11.19  88   96   99
Cross County Mall...... Mattoon, IL        304,575 Sq. Ft.   5.24   5.10   6.05  93   94   93
Cullman................ Cullman, AL         92,466 Sq. Ft.   3.38   3.27   3.98  98   98   98
Oaktree Village........ Lubbock, TX         45,623 Sq. Ft.   9.23   6.64   9.29  89   79   76
Westwood............... Tallahassee, FL    149,855 Sq. Ft.   6.87   6.74   6.68  97   93  100

Merchandise Mart
Denver Mart............ Denver, CO         509,008 Sq. Ft.  11.20  10.98  10.34  92   90   92

Single Family Residence
Tavel Circle........... Dallas, TX           2,271 Sq. Ft.     --     --     --  --   --   --

                                                                                          Total Room Revenue
                                                                                              Divided by
                                                     Average Room Rate     Occupancy %   Total Available Rooms
                                                   ---------------------- -------------- ---------------------
      Property             Location        Rooms    2001    2000    1999  2001 2000 1999  2001    2000   1999
      --------        ------------------ --------- ------- ------- ------ ---- ---- ---- ------  ------ ------
Hotels
Best Western......... Virginia Beach, VA 110 Rooms $108.20 $103.94 $94.15  53   60   62  $57.83  $62.29 $57.96
Grand Hotel Sofia.... Sofia, Bulgaria    136 Rooms  106.97       *      *  60    *    *   60.85       *      *
Holiday Inn.......... Kansas City, MO    196 Rooms   73.58   70.67  64.09  65   72   81   48.01   51.18  52.02
Piccadilly Airport... Fresno, CA         185 Rooms   70.87   70.22  69.52  59   61   59   42.04   42.87  41.02
Piccadilly Chateau... Fresno, CA          78 Rooms   57.29   56.38  57.09  59   58   56   34.07   32.64  32.17
Piccadilly Shaw...... Fresno, CA         194 Rooms   73.12   70.96  71.80  70   69   63   50.84   49.07  45.36
Piccadilly University Fresno, CA         190 Rooms   65.18   67.11  68.90  62   55   49   40.38   36.83  34.02
Quality Inn.......... Denver, CO         161 Rooms   53.75   52.83  55.01  67   69   63   35.75   36.30  34.45
Williamsburg
 Hospitality House... Williamsburg, VA   296 Rooms   99.04   93.28  88.76  52   60   58   51.88   55.71  51.58

--------
*  Property was purchased or constructed in 2000 or 2001.
** Property was under construction in 2001.

   Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

   In 2001, ARI purchased the following property:

                                 Purchase  Net Cash    Debt       Interest Maturity
 Property   Location     Units    Price      Paid    Incurred       Rate     Date
 --------  ----------- --------- -------- ---------- --------     -------- --------
Apartments
Glenwood.. Addison, TX 168 Units  $6,246  $ -- /(1)/  $2,549/(2)/   9.25%   10/04

--------
(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with TCI, a related party.
(2) Assumed debt of seller. Exchanged with TCI, a related party.

   In 2001, ARI sold the following properties:

                                         Units/      Sales  Net Cash    Debt       Gain/(Loss)
     Property           Location      Sq.Ft./Acres   Price  Received Discharged      on Sale
     --------      ------------------ ------------- ------- -------- ----------    -----------
Apartments
Ashford........... Tampa, FL               56 Units $ 2,145  $  593   $ 1,182        $  (985)
Bent Tree......... Addison, TX            292 Units  12,050   2,480     8,867          7,081
Blackhawk......... Ft. Wayne, IN          209 Units   7,100     904     4,030          5,110
Carriage Park..... Tampa, FL               46 Units   2,005     757     1,069            663
Chalet I.......... Topeka, KS             162 Units   5,650   1,288     4,109/(1)/     3,952
Chalet II......... Topeka, KS              72 Units   2,100     485     1,550/(1)/       434
Club Mar.......... Sarasota, FL           248 Units   8,500   1,905     6,199/(1)/     2,328
Covered Bridge.... Gainesville, FL        176 Units   7,900   2,463     4,339          6,042
Crossing at Church Tampa, FL               52 Units   1,880     750       948            623
Glenwood.......... Addison, TX            168 Units   6,650   3,166     2,549           (581)
Kimberly Woods.... Tucson, AZ             279 Units   8,450   1,667     6,191/(1)/     6,053
Nora Pines........ Indianapolis, IN       254 Units   9,850   2,548     5,574          6,957
Place One......... Tulsa, OK              407 Units  12,935   3,310     7,539          8,623
Rockborough....... Denver, CO             345 Units  16,675   3,654    12,215/(1)/    13,471
Shadowood......... Addison, TX            184 Units   7,125   1,980     4,320          4,644
Timbercreek....... Omaha, NE              180 Units   7,500   1,871     4,517          5,219
Woodstock......... Dallas, TX             320 Units   9,600   3,877     4,542          5,951

Shopping Center
Regency Pointe.... Jacksonville, FL   67,410 Sq.Ft.   7,350   5,126     1,500          2,232

Land
Chase Oaks........ Plano, TX             22.3 Acres   2,875     663     2,027            871
Chase Oaks........ Plano, TX              4.9 Acres   1,973   1,832        --          1,416
Elm Fork.......... Denton County, TX     10.0 Acres   1,002     (30)      958            283
Elm Fork.......... Denton County, TX    107.0 Acres   5,600    (168)    5,316         (1,616)
Frisco Bridges.... Collin County, TX     27.8 Acres   4,500   4,130        --             25
Katrina........... Palm Desert, CA       20.0 Acres   2,831    (124)      596          -- / (2)/
Katrina........... Palm Desert, CA       20.0 Acres   2,940      78        --            616
Katrina........... Palm Desert, CA        6.1 Acres   1,196   1,108        --            570
Katrina........... Palm Desert, CA        2.2 Acres     800     (24)      737            514
Katrina........... Palm Desert, CA        1.4 Acres     284      (9)      253             93
Las Colinas....... Las Colinas, TX        1.7 Acres     825     233       400            539
Mason/Goodrich.... Houston, TX           22.1 Acres   4,168     (34)    3,750          2,896
Nashville......... Nashville, TN          2.0 Acres      26      (1)       24            (82)
Nashville......... Nashville, TN          1.2 Acres       8      --         4            (59)
Nashville......... Nashville, TN          4.2 Acres     600     (53)      561            302
Plano Parkway..... Plano, TX             11.3 Acres   1,445     312       950             --
Plano Parkway..... Plano, TX             12.0 Acres     740     672        --           (991)
Rasor............. Plano, TX              6.6 Acres     350     267        --             34
Santa Clarita..... Santa Clarita, CA     12.7 Acres   2,100   1,791        --            952
Santa Clarita..... Santa Clarita, CA      6.7 Acres     500     608        --           (501)
Scoggins.......... Tarrant County, TX   232.8 Acres   2,913     892     1,800            181
Scout............. Tarrant County, TX   408.0 Acres   5,087   1,586     3,200          2,969
Tree Farm......... Dallas County, TX     10.4 Acres   2,888     (87)    2,644             75
Vista Ridge....... Denton County, TX     27.4 Acres     871     (26)      812         (1,993)
Watersedge........ Gulfport, MS            .4 Acres      80      78        --             --  /(3)/
Yorktown.......... Harris County, TX    120.4 Acres   5,239    (160)    4,991         (1,497)

--------
(1) Debt assumed by purchaser.
(2) Gain of $830 deferred until ARI-provided financing is collected.
(3) Sold to TCI, a related party. Gain of $65 deferred until sale to unrelated party.

   In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                      Units/Sq.Ft.    Debt          Debt    Net Cash Interest    Maturity
           Property                  Location         Rooms/Acres   Incurred     Discharged Received   Rate        Date
           --------            --------------------- -------------- --------     ---------- -------- --------    --------
Apartments
Sun Hollow.................... El Paso, TX                216 Units $   -- /(1)/  $    --    $   --      --          --
Waters Edge III............... Gulfport, MS               238 Units    --  /(1)/       --        --      --          --
Woodlake...................... Carrollton, TX             256 Units    --  /(1)/       --        --      --          --

Office Building
Centura Tower................. Farmers Branch, TX    410,910 Sq.Ft.  28,739        28,384      (526)  10.50%      07/02
Executive Court............... Memphis, TN            41,840 Sq.Ft.   1,970            --     1,598   12.00       12/04/(9)/
Four Hickory Centre........... Farmers Branch, TX    221,000 Sq.Ft.   5,000            --     5,000    6.75/(5)/  10/02
Rosedale Towers............... Minneapolis, MN        84,798 Sq.Ft.   7,500/(1)/       --     7,500    5.00       07/02

Shopping Center
Cross County.................. Mattoon, IL           307,174 Sq.Ft.   3,200           700     2,436   15.00       06/02
Cullman....................... Cullman, AL            92,486 Sq.Ft.   -- / (2)/       129        --      --          --
Sesame Square................. Anchorage, AK          27,651 Sq.Ft.     800            --       777   15.00       06/02
Westwood...................... Tallahassee, FL       149,244 Sq.Ft.   3,000           700     2,221   15.00       06/02

Hotel
Williamsburg Hospitality House Williamsburg, VA/(3)/      296 Rooms  10,309            --     9,851   36.00       01/02/(6)/

Land
Chase Oaks.................... Plano, TX                  6.9 Acres   1,633         1,000       425   13.00       03/03
Hollywood Casino.............. Farmers Branch, TX        51.7 Acres   2,500/(4)/       --     1,916    9.00       04/03
Jeffries Ranch................ Oceanside, CA             82.4 Acres   5,250/(2)/      750     3,944   14.50       06/02
Katrina....................... Palm Desert, CA          300.5 Acres  22,000        15,584     4,417   12.50/(5)/  10/02
Marine Creek.................. Fort Worth, TX            54.2 Acres   1,500           750       701    9.00       01/03
Mason/Goodrich................ Houston, TX              235.0 Acres   6,750            --     6,302   14.00       01/02/(7)/
Mercer Crossing............... Carrollton, TX            31.3 Acres   2,937         1,986        16   13.00       03/03
Pioneer Crossing.............. Austin, TX               350.1 Acres   7,000            --     6,855   16.90       03/05
Pioneer Crossing.............. Austin, TX                14.5 Acres   2,500            --     2,350   14.50       01/02/(8)/
Valwood....................... Dallas County, TX         19.4 Acres   -- / (4)/        --        --      --          --
Varner Road................... Riverside, CA            127.8 Acres   2,450            --     2,333    9.00       10/02
Vista Ridge LI................ Lewisville, TX            90.3 Acres   9,085         9,119      (101)  13.00       03/03
Vista Ridge MF................ Lewisville, TX            23.0 Acres   1,345         1,000       228   13.00       03/03
Willow Springs................ Riverside, CA          1,485.7 Acres   -- / (2)/        --        --      --          --

--------
(1) Single note, with all properties as collateral.
(2) Single note, with all properties as collateral.
(3) Also secured by 1,846,000 shares of TCI Common Stock.
(4) Single note, with all properties as collateral.
(5) Variable interest rate.
(6) Paid off in September 2001.
(7) Extended to April 2002.
(8) Extended to April 2002.
(9) In December 2001, TCI, a related party, purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, for $2.0 million. NM owns the Executive Court Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce a 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note payable to TCI.

   Properties Held for Sale. Set forth below are the properties held for sale, consisting of improved and unimproved land:

                Property                 Location       Acres
                --------            ------------------ -------
                Bonneau............ Dallas County, TX      8.4
                Centura Holdings... Farmers Branch, TX     6.4
                Chase Oaks......... Plano, TX             11.8
                Clark.............. Farmers Branch, TX     3.3
                Croslin............ Dallas County, TX       .8
                Dalho.............. Farmers Branch, TX     3.4
                Desert Wells....... Palm Desert, CA      420.0
                Eldorado Parkway... Collin County, TX      8.5
                Elm Fork........... Denton County, TX    150.8
                Frisco Bridges..... Collin County, TX     12.2
                FRWM Cummings...... Farmers Branch, TX     6.5
                Hollywood Casino... Farmers Branch, TX    42.8
                HSM................ Farmers Branch, TX     6.2
                Jeffries Ranch..... Oceanside, CA         82.4
                JHL Connell........ Carrollton, TX         7.6
                Katrina............ Palm Desert, CA      283.8
                Katy Road.......... Harris County, TX    130.6
                Keller............. Tarrant County, TX    30.9
                Kelly.............. Collin County, TX       .8
                Lacy Longhorn...... Farmers Branch, TX    17.1
                Las Colinas I...... Las Colinas, TX       44.4
                Leone.............. Irving, TX             8.2
                Marine Creek....... Fort Worth, TX        54.2
                Mason/Goodrich..... Houston, TX          171.7
                McKinney Corners II Collin County, TX     20.6
                Mendoza............ Dallas County, TX       .4
                Messick............ Palm Desert, CA       72.0
                Monterrey.......... Riverside, CA         65.0
                Nashville.......... Nashville, TN        131.3
                Pioneer Crossing... Austin, TX         1,070.9
                Rasor.............. Plano, TX             28.9
                Scout.............. Tarrant County, TX    64.5
                Sladek............. Travis County, TX     63.3
                Stagliano.......... Farmers Branch, TX     3.2
                Thompson........... Farmers Branch, TX     4.0
                Thompson II........ Dallas County, TX      3.5
                Tomlin............. Farmers Branch, TX     9.2
                Valley Ranch....... Irving, TX           245.4
                Valley Ranch III... Irving, TX            12.5
                Valley Ranch IV.... Irving, TX            12.4
                Valley View 34..... Farmers Branch, TX    33.9
                Valwood............ Dallas County, TX    246.1
                Varner Road........ Riverside, CA        127.8
                Vineyards.......... Tarrant County, TX    15.8
                Vineyards II....... Tarrant County, TX    18.6
                Vista Ridge........ Lewisville, TX        99.1
                Walker............. Dallas County, TX    132.6
                Willow Springs..... Riverside, CA      1,485.0

                 Property                  Location      Acres
                 --------             ------------------ -----
                 Woolley............. Farmers Branch, TX   .4
                 Other (5 properties) Various            84.0

Mortgage Loans

   In addition to real estate, a portion of ARI's assets are invested in mortgage notes receivable, secured by income-producing real estate, unimproved land and partnership interests. Management expects that the percentage of ARI's assets invested in mortgage loans will decline, as ARI will no longer seek to fund or acquire new mortgage loans. However, ARI may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. Management intends to service and hold for investment the mortgage notes currently in the portfolio. Mortgage notes receivable consist of first mortgage loans.

   Types of Properties Subject to Mortgages. The types of properties securing mortgage notes receivable at December 31, 2001, consisted of apartments, a commercial building, unimproved land and partnership interests. The type of properties subject to mortgages in which ARI invests may be altered without a vote of stockholders.

   As of December 31, 2001, the obligors on $25.9 million or 79% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $10.3 million or 31% of the mortgage notes receivable portfolio was nonperforming.

   The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 2001), by geographic region, of the commercial properties that serve as collateral for ARI's mortgage notes receivable. Excluded are $26.1 million of mortgage notes secured by unimproved land and other security. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of ARI's mortgage notes receivable portfolio.

                                               Commercial
                               Region          Properties
                               ------          ----------
                               Southwest......   100.0%
                                                 =====

   A summary of the activity in the mortgage notes receivable portfolio during 2001 is as follows:

               Mortgage notes receivable at January 1, 2001........  11
               Loans funded........................................   5
               Loans collected in full.............................  (6)
               Loans sold..........................................  --
                                                                    ---
               Mortgage notes receivable at December 31, 2001......  10
                                                                    ===

   During 2001, $1.8 million in interest and $5.0 million in principal were collected on mortgage notes receivable.

   First Mortgage Loans. These loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan at or prior to maturity, but may involve interest-only payments or moderate or negative amortization of principal or all interest and a "balloon" principal payment at maturity. With respect to first mortgage loans, it is ARI's general policy to require that the borrower provide a title policy or an acceptable legal opinion of title as to the validity and the priority of ARI's mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders.

   The following discussion briefly describes first mortgage loans funded in 2001, as well as events that affected previously funded first mortgage loans during 2001.

   In July 2000, ARI sold a 749.1 acre tract of its Keller land parcel for $10.0 million, receiving $8.7 million in cash and providing purchase money financing of the remaining $1.3 million of the sales price. The loan bore interest at 12.0% per annum. A payment of $500,000 principal and interest was collected in September 2000 and all remaining principal and interest was due July 31, 2001. The loan was secured by 100% of the shares of DM Development, Inc. and an assignment of land sales proceeds. In March 2001, $850,000 in principal and interest was collected. In June 2001, the loan was collected in full, including accrued but unpaid interest.

   In August 2000, ARI sold a 20.5 acre tract of its Mason Goodrich land parcel for $3.6 million, receiving $2.1 million in cash and providing purchase money financing of the remaining $1.5 million of the sales price. The loan bore interest at 13.5% per annum, and matured in December 2000. All principal and interest were due at maturity. In February 2001, the loan was collected in full, including accrued but unpaid interest.

   In March 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.8 million, receiving $700,000 in cash and providing purchase money financing of the remaining $2.1 million of the sales price. The loan bears interest at 12.0% per annum and matured in July 2001. All principal and interest were due at maturity. In January 2002, $274,000 in principal and $226,000 in interest was collected. In March 2002, the note was collected in full, including accrued but unpaid interest.

   In April 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.9 million, receiving $700,000 in cash and providing purchase money financing of the remaining $2.2 million of the sales price. The loan bore interest at 10.0% per annum and matured in June 2001. In May 2001, ARI sold an 80% senior interest in the note to a financial institution. In June 2001, the interest rate was increased to 12.0% and the maturity date was extended to August 2001. All principal and accrued but unpaid interest were due at maturity. In July 2001, the note was collected in full, including accrued but unpaid interest.

   In November 2001, ARI sold a 12.71 acre tract of its Santa Clarita parcel for $1.9 million, receiving $1.5 million in cash and providing purchase money financing of the remaining $437,000 of the sales price. The loan bears interest at 8.0% per annum and matures in November 2002. All principal and accrued but unpaid interest are due at maturity.

   Also in November 2001, ARI sold the Blackhawk Apartments for $7.1 million, receiving $1.5 million in cash after the assumption of $4.0 million of mortgage debt and providing purchase money financing of the remaining $1.6 million of the sales price. The loan bears interest at 10.0% per annum and matures in May 2002. Monthly principal and interest payments are required. All remaining principal and accrued but unpaid interest are due at maturity.

   Other. In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0%, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non-interest bearing and matures in April 2003. In April 2000, ARI funded a $100,000 loan to the borrower. The loan was secured by five second lien deeds of trust, was non-interest bearing and matured in September 2001. Payment was not received at maturity, and ARI began to accrue default interest. In December 2001, the $100,000 loan was collected in full, including accrued but unpaid interest.

   In December 1999, a note with a principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. In February 2001, the loan amount was increased to $1.6 million and the maturity date was extended to June 2001. In February 2002, $1.5 million in principal and $87,000 in interest were collected. ARI has demanded payment of the remaining $84,000 in principal plus accrued but unpaid interest.

   In August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to their being used as escrow deposits toward the purchase of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan had an extended maturity date of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded increasing the loan balance to $404,000. In March 2000, $25,000 in interest was collected and the loan's maturity was extended to April 2000. The borrower did not repay the loan at maturity. In March 2001, a settlement was reached, whereby ARI collected $410,000 in full satisfaction of the note.

   Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.8% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the maturity date was extended to February 2004. All principal and interest are due at maturity. Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. During 2001, Mr. Kimbrough did not participate in day-to-day operations or management of One Realco.

   In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.75% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

   In December 2000, an unsecured loan with a principal balance of $1.7 million to Warwick of Summit, Inc. ("Warwick") matured. All principal and interest were due at maturity. At December 2001, the loan, and $451,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

   In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by
(1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns
6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At December 2001, the loan, and $471,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

   In March 2000, a loan with a principal balance of $2.5 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At

December 2001, the loan, and $741,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

Investments in Real Estate Companies and Real Estate Partnerships

   Real estate entities. ARI's investment in real estate entities includes the equity securities of two publicly traded real estate companies, IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, also serves as advisor to IORI and TCI.

   Since acquiring its initial investments in IORI and TCI in 1989, ARI has made additional investments in the equity securities of both entities through private and open market purchases. The cost with respect to shares of IORI and TCI at December 31, 2001 totaled $64.1 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of the equity securities of IORI and TCI was $75.3 million at December 31, 2001 and the aggregate market value was $71.9 million. The aggregate investee book value of IORI and TCI based upon the December 31, 2001 financial statements of each entity was $118.4 million. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   The Board of Directors has authorized the expenditure of up to an aggregate of $50.0 million to acquire, in open market purchases, shares of IORI and TCI, excluding private purchase transactions which are separately authorized. As of December 31, 2001, ARI had expended an aggregate of $8.6 million to acquire shares of IORI and TCI, in open market purchases, in accordance with these authorizations. ARI expects to make additional investments in the equity securities of IORI and TCI to the extent its liquidity permits.

   On October 3, 2000, ARI and IORI entered into an agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. The total cost to purchase the TCI shares was $30.8 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid, and ARI acquired the TCI shares. See ITEM 1. "BUSINESS" for discussion of the proposed acquisition of TCI and IORI by ARI.

   Pertinent information regarding ARI's investment in the equity securities of the IORI and TCI at December 31, 2001, is summarized below (dollars in thousands):

            Percentage                          Equivalent
             of ARI's       Carrying Value     Investee Book    Market Value of
           Ownership at    of Investment at      Value at        Investment at
Investee December 31, 2001 December 31, 2001 December 31, 2001 December 31, 2001
-------- ----------------- ----------------- ----------------- -----------------
  IORI..       27.44%           $ 6,789          $ 10,034           $ 7,379
  TCI...       49.99             68,498           108,369            64,533

   IORI and TCI each own a considerable amount of real estate, much of which they have held for many years. Because of depreciation, these entities may earn substantial amounts in periods in which they sell real estate and will probably incur losses in periods in which they do not. ARI's reported income or loss attributable to these entities will differ materially from its cash flow attributable to them.

   ARI does not have a controlling equity interest in either IORI or TCI; therefore, it cannot, acting by itself, determine either the individual investments or the overall investment policies of either of them. However, due to ARI's equity investments in, and the existence of common officers with, each of IORI and TCI and that IORI and TCI have the same advisor as ARI, ARI may be considered to have the ability to exercise significant influence over the operating and investing policies of IORI and TCI. ARI accounts for its investment in IORI and TCI using the equity method. Under the equity method, ARI recognizes its proportionate share of the income or loss from the operations of IORI and TCI currently, rather than when realized through dividends or on sale. The carrying value of ARI's investment in IORI and TCI, as set forth in the table above, is the original cost of investment in each adjusted for ARI's proportionate share of IORI's and TCI's income or loss and distributions received.

   The following summary description of IORI and TCI is based upon information publicly reported by each entity.

   IORI. IORI is a Nevada corporation which was originally organized on December 14, 1984, as a California business trust and commenced operations on April 10, 1985. IORI's business is investing in real estate through direct equity investments and partnerships. IORI holds equity investments in apartments and commercial properties (office buildings) in the Pacific, Southeast and Southwest regions of the continental United States with a concentration in the Southwest region. At December 31, 2001, IORI owned 16 income producing properties located in three states. These properties consisted of seven apartments comprising 777 units and seven office buildings with an aggregate of 459,549 sq. ft. In addition, IORI owned two parcels of unimproved land, totaling 205 acres.

   IORI reported a net loss of $(3.5) million in 2001 as compared to net income of $16.8 million in 2000. IORI's net income in 2000 included gains on sale of real estate of $20.9 million. IORI's cash flow from property operations was $6.0 million in 2001. At December 31, 2001, IORI had total assets of $91.8 million, which consisted of $87.3 million in real estate held for investment, $4.5 million in investments in partnerships and other assets and $66,000 in cash and cash equivalents.

   ARI received no dividends from IORI in 2001.

   TCI. TCI is a Nevada corporation which was originally organized on September 6, 1983, as a California business trust, and commenced operations on January 31, 1984. On November 30, 1999, TCI acquired, through merger, Continental Mortgage and Equity Trust ("CMET"), both of which, at the time, were equity investees of ARI. Pursuant to the merger agreement, TCI acquired all of the outstanding CMET shares of beneficial interest in a tax-free exchange of shares, issuing 1.181 shares of its common stock for each outstanding CMET share.

   TCI has investment policies similar to those of IORI. TCI holds equity investments in apartments, commercial properties (office buildings, industrial warehouses and shopping centers) and hotels throughout the continental United States with a concentration in the Southeast and Southwest regions. At December 31, 2001, TCI owned 112 income producing properties located in 19 states. These properties consisted of 57 apartments comprising 10,714 units, 31 office buildings with an aggregate of 4.1 million sq. ft., 13 industrial warehouses with an aggregate of 2.0 million sq. ft., six shopping centers with an aggregate of 622,661 sq. ft., a fitness club with 56,532 sq. ft. and four hotels with a total of 209 rooms. In addition, TCI owned 26 parcels of unimproved land, totaling 840 acres. TCI also holds mortgage notes receivable secured by real estate located in the Midwest, Southeast and Southwest regions of the continental United States.

   TCI reported net income of $19.8 million in 2001 and $29.8 million in 2000. TCI's net income in 2001 included gains from the sale of real estate of $54.3 million, whereas its net income in 2000 included gains from the sale of real estate of $50.6 million. TCI's cash flow from property operations was $56.0 million in 2001. At December 31, 2001, TCI had total assets of $709.2 million, which consisted of $622.2 million in real estate held for investment, $516,000 in real estate held for sale, $14.2 million in investments in real estate entities, $22.1 million in notes and interest receivable, $39.9 million in other assets and $10.3 million in cash and cash equivalents. At December 31, 2001, TCI owned 345,728 shares of IORI's common stock, approximately 24.0% of the shares then outstanding.

   In 2001, ARI received a total of $53,000 from TCI in accumulated dividends on shares of CMET that should have been exchanged for TCI common stock in 1999.

   Elm Fork Ranch, L.P. In June 2000, ARI sold its partnership interests for $2.0 million in cash, retaining an option to repurchase its interests. In January 2001, ARI purchased 100% of the partnership interests for $9.2 million, including financing of $9.0 million.

   ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.0 million in cash from the sale. ARI's share of the loss incurred on the sale was $531,000, which will be included in equity in income of investees in the Consolidated Statement of Operations.

ITEM 3.  LEGAL PROCEEDINGS

   ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   ARI's Common Stock is traded on the New York Stock Exchange using the symbol "ARL". The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

             Quarter Ended                            High   Low
             -------------                           ------ ------
             March 31, 2002 (through March 15, 2002) $ 9.95 $ 6.75

             March 31, 2001.........................  14.52  12.50
             June 30, 2001..........................  12.66   9.75
             September 30, 2001.....................  12.00  10.16
             December 31, 2001......................  13.00   9.80

             March 31, 2000.........................  17.50  16.13
             June 30, 2000..........................  16.88   4.50
             September 30, 2000.....................  17.00   7.00
             December 31, 2000......................  17.25  13.44

   As of March 15, 2002, the closing market price of ARI's Common Stock on the New York Stock Exchange was $7.15 per share.

   As of March 15, 2002, ARI's Common Stock was held by 3,268 stockholders of record.

   During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI's Common Stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2001. Future distributions to Common stockholders will be dependent upon ARI's realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

   There are 15,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after August 15, 2003, into Common Stock at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2001, 2,724,910 shares of Series A Preferred Stock were outstanding and 1,808,879 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., a wholly-owned subsidiary of ARI. Dividends are not paid on these shares.

   There are 80,000 shares of Series B 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bears an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock is reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units then outstanding, for $1.00 per unit. At December 31, 2001, two million of the Class A units remained to be purchased in May 2002. At December 31, 2001, no Series B Preferred Stock was outstanding.

   There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $.90 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. At December 31, 2001, 13,438,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At December 31, 2000, shares of Series C Preferred Stock could be converted into 25,000 shares of ARI Common Stock. On or after June 30, 2002 and 2003, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock, in each year. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock into ARI Common Stock will be at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm, L.P. were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm, L.P. were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note bears interest at 10.00% per annum, with a payment of $1.9 million plus accrued but unpaid interest due in June 2002, and the remaining principal and accrued but unpaid interest due at maturity in December 2002. At December 31, 2001, no Series C Preferred Stock was outstanding.

   There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2000, no shares of Series D Preferred Stock were outstanding.

   There are 500,000 shares of Series E 6% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2000, 50,000 shares of Series E Preferred Stock were outstanding.

   There are 4,961 shares of Series F Redeemable Preferred Stock authorized, with a par value of $2.00 per share and a liquidation value of $1,000 per share. There are no dividends. The shares are redeemable quarterly in an amount equal to 20% of net cash flow from oil and gas operations. Through December 2001, sales have totaled $59,000, total operating expenses are $269,000 and oil field equipment purchases have been $511,000. At December 31, 2001, 3,968.75 shares of Series F Preferred Stock were outstanding. See NOTE 5. "OIL AND GAS OPERATIONS."

ITEM 6.  SELECTED FINANCIAL DATA

                                                   For the Years Ended December 31,
                                   ---------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   -----------  -----------  -----------  -----------  -----------
                                               (dollars in thousands, except per share)
EARNINGS DATA
Revenue........................... $   166,018  $   172,750  $   193,980  $    87,086  $    57,031
Expense...........................     243,166      272,045      324,789      165,111       90,252
                                   -----------  -----------  -----------  -----------  -----------
(Loss) from operations............     (77,148)     (99,295)    (130,809)     (78,025)     (33,221)
Equity in income of investees.....       8,803        5,246       11,847       37,966       10,497
Gain on sale of real estate.......      83,414       96,728      129,260       17,254       20,296
                                   -----------  -----------  -----------  -----------  -----------
Net income (loss).................      15,069        2,679       10,298      (22,805)      (2,428)
Preferred dividend requirement....      (2,485)      (2,327)      (2,281)      (1,177)        (206)
                                   -----------  -----------  -----------  -----------  -----------
Income (loss) applicable to Common
  shares.......................... $    12,584  $       352  $     8,017  $   (23,982)      (2,634)
                                   ===========  ===========  ===========  ===========  ===========
PER SHARE DATA
Net income (loss) applicable to
  Common shares................... $      1.07  $       .03  $       .75  $     (2.24)        (.22)
                                   ===========  ===========  ===========  ===========  ===========
Dividends per Common share........ $        --  $        --  $       .05  $       .20  $       .20
Weighted average shares
  outstanding.....................  11,714,374   10,399,890   10,759,416   10,695,388   11,710,013

                                                   For the Years Ended December 31,
                                   ---------------------------------------------------------------
                                      2001         2000         1999         1998         1997
                                   -----------  -----------  -----------  -----------  -----------
                                               (dollars in thousands, except per share)
BALANCE SHEET DATA
Real estate, net.................. $   588,203  $   653,744  $   771,630  $   734,907  $   302,453
Notes and interest receivable, net      30,382       13,831       38,604       52,053       25,526
Total assets......................     758,763      787,015      919,546      918,605      433,799
Notes and interest payable........     564,298      616,331      706,196      768,272      261,986
Margin borrowings.................      28,040       13,485       33,264       35,773       53,376
Stockholders' equity..............      85,884       73,402       46,266       38,272       63,453
Book value per share.............. $      7.33  $      7.06  $      4.30  $      3.58  $      5.42

   Shares and per share data have been adjusted for the two-for-one Common Stock split effected February 17, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   ARI is the successor through merger to ART and NRLP. ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP owns a portfolio of real estate and mortgage loan investments.

   Effective December 18, 1998, a wholly-owned subsidiary of ART was elected general partner of NRLP. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method. As of December 31, 1998, upon the election of its wholly-owned subsidiary as general partner of NRLP, ART began consolidation of NRLP's accounts and has consolidated its operations subsequent to that date.

Liquidity and Capital Resources

   General. Cash and cash equivalents at December 31, 2001 totaled $709,000, compared with $4.2 million at December 31, 2000. Although ARI anticipates that during 2002 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore again rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, borrowings against its investments in various real estate entities, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

   Notes payable totaling $267.5 million are scheduled to mature during 2002. During the first quarter of 2002, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $20.4 million of the debt scheduled to mature in 2002. In January 2002, the lender on three of ARI's residential properties located in Florida commenced foreclosure actions, due to ARI's failure to pay the loans at maturity on January 1, 2002. ARI has filed counterclaims asserting the lender had abruptly withdrawn from discussions for refinancing. The balance owed on the three loans is $7.2 million. ARI is pursuing alternative financing for the properties. See NOTE 2. "REAL ESTATE," NOTE 8. "NOTES AND INTEREST PAYABLE" and NOTE 21. "SUBSEQUENT EVENTS."

   ARI expects a further decline in cash from property operations in 2002. This expected decrease results from the reduced number of apartment properties in ARI's real estate portfolio.

   Net cash from operating activities was a deficit of $48.6 million in 2001 compared to a deficit of $54.6 million in 2000. Fluctuations in the components of cash from operating activities are discussed in the paragraphs that follow.

   Net cash from pizza operations (sales less cost of sales) increased to $6.4 million in 2001 from $5.9 million in 2000. The increase was due to a price increase in October 2000, reduced interest costs after refinancing debt in 2001 and the closing of poor performing locations in 2000.

   Net cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $26.8 million in 2001 from $32.7 million in 2000. This decrease was primarily attributable to apartment properties sold in 2001 and 2000.

   Interest collected decreased to $1.8 million in 2001 from $4.4 million in 2000. The decrease was attributable to the reduced number of outstanding loans for which interest is due prior to maturity.

   Interest paid decreased to $62.6 million in 2001 from $67.0 million in 2000. The decrease was due to the reduction in outstanding loan balances as properties were sold in 2001 and 2000.

   Advisory fees paid increased to $6.7 million in 2001 from $5.1 million in 2000. The increase was due to inclusion of NRLP's assets in ARI's gross assets, the basis for such fee.

   Incentive fees paid to affiliate were $1.6 million in 2001. This was the first time that the requirements for this fee were met.

   General and administrative expenses paid decreased to $12.7 million in 2001 from $18.1 million in 2000. The decrease was primarily attributable to a decrease in reimbursements paid to ARI's advisor.

   Other cash from operating activities was $4.4 million in 2001 compared to $4.3 million used in other operating activities in 2000. The change was primarily due to a $6.0 million decrease in escrow deposits in 2001, compared to a $2.5 million increase in 2000.

   Distributions from equity investees decreased to $53,000 in 2001 from $1.8 million in 2000. The decrease was due to the elimination of dividends paid by investees. Distributions from equity investees are expected to be minimal in 2002.

   Distributions to minority interest holders decreased to $4.1 million in 2001 from $4.9 million in 2000. These distributions represent returns paid to limited partner unitholders of controlled consolidated partnerships. See NOTE
2. "REAL ESTATE."

   Payments for oil and gas operations was $259,000 in 2001. See NOTE 5. "OIL AND GAS OPERATIONS."

   In 2001, ARI sold a total of 1,101.6 acres of land in Houston, Las Colinas, Plano, Collin County, Dallas County, Denton County, Harris County and Tarrant County, Texas; Palm Desert and Santa Clarita, California; Gulfport, Mississippi; and Nashville, Tennessee in 26 separate transactions for a total of $51.8 million. ARI received net cash of $13.6 million, after paying off or paying down $29.0 million in mortgage debt secured by such land parcels and after providing purchase money financing of $4.8 million. ARI also sold 17 apartments, and a shopping center for a total of $135.5 million. ARI received net cash of $38.8 million, after the payoff or assumption by the purchaser of mortgage debt totaling $81.2 million and after providing purchase money financing of $1.6 million.

   In 2001, ARI exchanged 8.9 acres of land in Farmers Branch, Texas and 10.5 acres of land in Lewisville, Texas for a 168 unit apartment in Addison, Texas. See NOTE 2. "REAL ESTATE."

   ARI expects that funds from existing cash resources, aggressive sales of land and selected income producing property sales, refinancing of real estate, and borrowings against its real estate will be sufficient to meet the cash requirements associated with ARI's current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that ARI's liquidity permits or financing sources are available, ARI will make investments in real estate, primarily in improved and unimproved land, will continue making investments in real estate entities and marketable equity securities, and will develop and construct income-producing properties.

   ARI expects that it will be necessary for it to sell $117.5 million, $20.9 million and $300,000 of its land holdings during each of the next three years to satisfy the debt on the land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the land debt obligations as they mature, ARI, intends to extend such debt or sell other of its assets, specifically income producing properties to pay the debt.

   Loans Payable. ARI has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under the margin arrangements are secured by the equity securities and bear interest rates ranging from 5.75% to 24.0%. Margin borrowings totaled $28.0 million (approximately 39.2% of market value) at December 31, 2001, compared to $13.5 million at December 31, 2000. See NOTE
9. "MARGIN BORROWINGS."

   Equity Investments. During the fourth quarter of 1988, ARI began purchasing shares of IORI and TCI which have the same advisor as ARI. It is anticipated that additional equity securities of IORI and TCI may be acquired in the future through open-market and negotiated transactions to the extent ARI's liquidity permits. See ITEM 1. "BUSINESS" for discussion of the proposed acquisition of TCI and IORI by ARI.

   Equity securities of IORI and TCI held by ARI may be deemed to be "restricted securities" under Rule 144 of the Securities Act of 1933 ("Securities Act"). Accordingly, ARI may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one year period after they are acquired. Such restrictions may reduce ARI's ability to realize the full fair market value of such investments if ARI attempted to dispose of such securities in a short period of time.

   ARI's cash flow from these investments is dependent on the ability of each of IORI and TCI to make distributions. In 2001, ARI received total distributions from TCI of $53,000 in accumulated dividends on shares of CMET that should have been exchanged for TCI common stock in 1999. In December 2000, the Boards of IORI and TCI suspended the payment of quarterly dividends. ARI anticipates receiving no distributions from IORI and TCI in 2002.

   In 2001, ARI paid dividends to its Preferred stockholders totaling $2.5 million. ARI paid $5,000 in accumulated back dividends in 2001 on previously unexchanged units of National Realty.

   Management reviews the carrying values of ARI's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management's estimate of the fair value of the collateral securing such note. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses; (4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

   Commitments. In October 1999, an agreement was reached with the Valley Ranch, L.P. Class A unitholders to acquire their eight million Class A units for $1.00 per unit. Through December 31, 2001, six million units had been purchased with the remaining two million units to be purchased in May 2002.

   On October 3, 2000, ARI and IORI entered into an agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. The total cost to purchase the TCI shares was $30.8 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid, and ARI acquired the TCI stock.

   ARI will rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, refinancing of properties and, to the extent necessary, borrowings to meet these commitments.

Results of Operations

   2001 Compared to 2000. ARI reported net income of $13.3 million in 2001 compared to $2.7 million in 2000. ARI's net income in 2001 included gains on the sale of real estate of $83.4 million compared to gains on the sale of real estate of $96.7 million in 2000. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

   Rents decreased to $129.3 million in 2001 from $138.2 million in 2000. Rent from commercial properties increased to $34.0 million in 2001 from $31.5 million in 2000, rent from hotels increased to $36.1 million in 2001 from $33.1 million in 2000 and rent from apartments decreased to $58.3 million in 2001 from $69.8 million in 2000. The increase in rent from commercial properties was primarily attributable to completion of the Centura and Hickory Centre office buildings during 2000. The increase in rent from hotels is attributable to the opening of the Grand Hotel Sofia in 2001. Apartment rents decreased in 2001 as a result of the sale of nine apartments in 2000 and 17 apartments in 2001. Rents are expected to decrease in 2002 as a result of the apartment sales in 2001 and expected apartment and commercial property sales in 2002.

   Property operations expense decreased to $93.2 million in 2001 from $94.1 million in 2000. Property operations expense for commercial properties of $20.2 million in 2001 approximated the $19.8 million expense in 2000, hotel expense increased to $28.3 million in 2001 from $24.1 million in 2000, land expense decreased to $8.6 million in 2001 from $9.7 million expense in 2000 and apartment expense decreased to $35.5 million in 2001 from $40.4 million in 2000. The increase in hotel operations expense was primarily due to the opening of the Grand Hotel Sofia in 2001. The decrease in land operations expense was primarily due to the sale of 26 land parcels in 2000 and 34 land parcels in 2001. The decrease in apartment property operations expense was primarily due to the sale of nine apartments in 2000 and 17 apartments in 2001. Property operations expense is expected to decrease in 2002 as a result of the apartment sales in 2001 and anticipated apartment and commercial property sales in 2002.

   Pizza parlor sales and cost of sales were $34.2 million and $27.9 million in 2001 and $32.6 million and $26.8 million, in 2000. Pizza parlor operations gross margin in 2001 increased over the gross margin in 2000 primarily due to reduced interest costs after refinancing debt in 2001 and reduced occupancy costs. Pizza parlor gross margin in 2002 is expected to approximate 2001, unless cheese prices change significantly.

   Interest income of $2.8 million in 2001 approximated the $3.0 million income in 2000. Interest income is expected to decrease in 2002 as a result of the notes collected in early 2002, and as no new loans are expected to be funded in 2002.

   Oil and gas sales in 2001 were $59,000 representing start-up production from six wells. Oil and gas operating expenses were $269,000. Operating expenses include lifting costs and repairs and maintenance. See NOTE 5. "OIL AND GAS OPERATIONS."

   Equity in income of investees increased to $8.8 million in 2001 from $5.2 million in 2000. The increase in equity income was primarily due to increased ownership by ARI in TCI in 2001, due to purchases of TCI common stock. Equity investees reported gains on the sale of real estate in 2001 totaling $54.3 million of which ARI's equity share was $22.5 million. These gains were offset by operating losses totaling $37.9 million, of which ARI's equity share was $13.6 million. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   Other income improved to a loss of $369,000 in 2001 from a loss of $926,000 in 2000. The increase was primarily due to a reduction in losses on the sale of marketable securities.

   Interest expense of $77.0 million in 2001 approximated the $76.7 million expense in 2000.

   Advisory fees increased to $6.7 million in 2001 from $5.9 million in 2000. The increase was attributable to the inclusion of NRLP assets in ARI's gross assets, the basis for such fee. Advisory fees are expected to decrease in 2002, as ARI's gross asset base is expected to decrease through property sales.

   Net income fee to affiliate in 2001 was $166,000. The income fee payable to ARI's advisor is 10% of the net income for the year, in excess of a 10% return on shareholders' equity. No net income fee was paid in 2000.

   Incentive fees increased to $3.8 million in 2001 from $1.6 million in 2000. The increase was attributable to 18 eligible sales in 2001 compared to four eligible sales in 2000. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee, if any, in 2002 will be dependent on the number of operating properties sold and net capital gains realized.

   General and administrative expenses decreased to $12.7 million in 2001 from $17.1 million in 2000. The decrease was primarily attributable to a decrease in cost reimbursements to ARI's advisor. General and administrative expenses in 2002 are expected to approximate 2001.

   Depreciation, depletion and amortization increased to $17.7 million in 2001 from $16.9 million in 2000. The increase was primarily attributable to the completion of the Hickory Centre office buildings in 2000 and the Grand Hotel Sofia in 2001. Depreciation, depletion and amortization expense should decrease in 2002 as a result of continued property sales.

   Provision for loss increased to $2.5 million in 2001 from $2.2 million in 2000. In 2001, the impairment of an asset was recognized. In 2000, a litigation reserve, related to a breach of contract dispute, was established, and the carrying value of an 11.3 acre tract of land in Plano, Texas, sold in the first quarter of 2001, was reduced to its net realizable value.

   Minority interest decreased to $972,000 in 2001 from $30.7 million in 2000. Minority interest is the earnings attributable to limited partners, other than ARI, of certain controlled limited partnerships. Minority interest in 2001 and 2000 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P., ART Florida Portfolio III and ART Palm, L.L.C. In 2000, minority interest includes, in addition to the preferred returns discussed above, $29.8 million of earnings attributable to the limited partners in NRLP prior to the merger. Minority interest in 2001 declined due to the 2000 merger of NRLP into ARI.

   Gains on sale of real estate decreased to $83.4 million in 2001 from $96.7 million in 2000. In 2001, gains of $73.5 million were recognized on the sale of 15 apartments: Rockborough, Carriage Park, Kimberly Woods, Place One, Shadowood, Bent Tree, Club Mar, Covered Bridge, Crossing at Church, Chalet I, Chalet II, Nora Pines, Timbercreek, Blackhawk, and Woodstock; $2.2 million on the sale of Regency Pointe Shopping Center; and $16.0 million on the sale of land: two tracts totaling 27.2 acres of Chase Oaks land, 10.0 acres of Elm Fork land, 27.8 acres of Frisco Bridges land, 1.7 acres of Las Colinas land, 22.1 acres of Mason Goodrich land, 4.2 acres of Nashville land, 5 tracts totaling
49.7 acres of Katrina land, 6.6 acres of Rasor land, 12.7 acres of Santa Clarita land, 232.8 acres of Scoggins land, 408.0 acres of Scout land, 10.4 acres of Tree Farm land, and .4 acres of Waters Edge Apartment land. In 2001, losses of $8.3 million were recognized on the sale of Glenwood Apartments, 12.0 acres of Plano Parkway land, 120.4 acres of Yorktown land, two tracts totaling
3.2 acres of Nashville land, Ashford Apartments, 6.7 acres of Santa Clarita land, 107.0 acres of Elm Fork land, and 27.4 acres of Vista Ridge land.

   In 2000, gains of $45.9 million were recognized on the sale of nine apartments: Summerwind, Windtree, The Pines, Whispering Pines, Four Seasons, Sherwood Glen, Fair Oaks, Hidden Valley and Candlelight Square; $21.9 million on the sale of commercial properties: Katella Plaza, Marina Playa, Harbor Plaza and Preston Center; and $30.6 million on the sale of land: 420 acres of Duchesne land, three tracts totaling 166.7 acres of Frisco Bridges land, 749.1 acres of Keller land, 0.02 acres of Katy land, four tracts totaling 41.2 acres of Mason/Goodrich land, 157.9 acres of Mastenbrook land, 82.0 acres of McKinney Corners I, II, III, IV and V land, 20.67 acres of Monterey land, four tracts totaling 8.69 acres of Nashville land, 182.5 acres of Pantex land, two tracts totaling 329.4 acres of Parkfield land, three tracts totaling 89.51 acres of Rasor land, 80.4 acres of Rowlett Creek land, 3.0 acres of Salmon River land,
126.6 acres of Vann Cattle land, 5.4 acres of Vista Business Park land, and 70.3 acres of Wakefield land. In 2000, losses of $1.6 million were recognized on the sale of 14.6 acres of McKinney Corners II land, 377.15 acres of Pioneer Crossing land, 4.79 acres of Plano Parkway land, 22.4 acres of Valley Ranch land, and 36.43 acres of Vista Business Park land.

   2000 Compared to 1999. ARI reported net income of $2.7 million in 2000 compared to $10.3 million in 1999. ARI's net income in 2000 included gains on the sale of real estate of $96.7 million compared to gains on the sale of real estate of $129.3 million in 1999. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

   Rents decreased to $138.2 million in 2000 from $157.6 million in 1999. Rent from commercial properties increased to $31.5 million in 2000 from $30.2 million in 1999, rent from hotels increased to $33.1 million in 2000 from $31.6 million in 1999 and rent from apartments decreased to $69.8 million in 2000 from $93.9 million in 1999. The increase in rent from commercial properties was primarily attributable to completion of the Centura and Hickory Centre office buildings in 2000. The increase in rent from hotels is attributable to increased occupancy rates. Apartment rents decreased in 2000 as a result of 15 apartments being sold in 1999 and nine apartments sold in 2000.

   Property operations expense decreased to $94.1 million in 2000 from $106.6 million in 1999. Property operations expense for commercial properties increased to $19.8 million in 2000 from $16.5 million in 1999, for hotels such expense of $24.1 million in 2000 approximated the $24.2 million expense in 1999, for land the expense of $9.7 million in 2000 approximated the $9.0 million expense in 1999 and apartments decreased to $40.4 million in 2000 from $56.4 million in 1999. The increase in commercial property operations expense was primarily due to the completion of the Centura and Hickory Centre office buildings in 2000. The decrease in apartment property operations expense was primarily due to 15 apartments being sold in 1999 and nine apartment sales in 2000.

   Pizza parlor sales and cost of sales were $32.6 million and $26.8 million in 2000 and $30.8 million and $26.3 million, in 1999. Pizza parlor operations experienced higher profit margins in 2000 due to lower pizza ingredient costs (primarily cheese), a price increase in October 2000, and the closing of underperforming locations.

   Interest income decreased to $3.0 million in 2000 from $6.4 million in 1999. The decrease was attributable to the collection of $39.9 million in notes in 2000, while originating and funding loans of $14.7 million.

   Equity in income of investees decreased to $5.2 million in 2000 from $11.8 million in 1999. The decrease in equity income was primarily due to reduced ownership by ARI in TCI in 2000, due to sales of ARI-owned securities by margin debt holders. Equity investees reported gains on the sale of real estate in 2000 totaling $71.4 million of which ARI's equity share was $18.6 million. These gains were offset by operating losses totaling $23.8 million, of which ARI's equity share was $5.3 million. Also, sales of stock of equity investees by margin debt holders of ARI resulted in losses of $7.9 million. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   Other income was a loss of $926,000 in 2000 approximating the loss of $846,000 in 1999.

   Interest expense decreased to $76.7 million in 2000 from $91.7 million in 1999. This decrease is due to 36 land and nine apartment sales in 2000.

   Advisory fees increased to $5.9 million in 2000 from $5.5 million in 1999. The increase was attributable to the addition of NRLP assets to ARI's gross assets, the basis for such fee.

   Incentive fees in 2000 were $1.6 million. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties.

   General and administrative expenses of $17.1 million in 2000 approximated the $17.1 million expense in 1999.

   Depreciation and amortization decreased to $16.9 million in 2000 from $17.4 million in 1999. The reduction is due to the sale of nine apartments in 2000.

   In the fourth quarter of 2000, a provision for loss of $2.2 million was recognized. Such loss relates to the reduction of the carrying value of an 11.3 acre tract of land in Plano, Texas, sold in the first quarter of 2001, to its net realizable value and a litigation reserve related to a breach of contract dispute. In the third and fourth quarter of 1999, provisions for loss of $2.1 million and $1.0 million were recognized, respectively. Such loss relates to the relinquishment by ARI of its general and Class B limited partner interests in a controlled partnership that owned two apartments in Indianapolis, Indiana.

   In December 1998, upon the election of a wholly-owned subsidiary of ARI as general partner of NRLP, the subsidiary assumed liability for certain legal settlement payments. Such obligation is included in litigation expense in the accompanying Consolidated Statement of Operations.

   Minority interest decreased to $30.7 million in 2000 from $56.7 million in 1999. Minority interest is the earnings attributable to limited partners, other than ARI, of certain controlled limited partnerships. Minority interest in 2000 and 1999 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P.; Valley Ranch, L.P.; Grapevine American, L.P.; Edina Park Plaza Associates, L.P.; Hawthorne Lakes Associations, L.P.; ART Florida Portfolio III and ART Palm, L.L.C. In 2000, minority interest includes, in addition to the preferred returns discussed above, $29.8 million of earnings attributable to the limited partners in NRLP prior to the merger, compared to $55.7 million in 1999.

   Gains on sale of real estate decreased to $96.7 million in 2000 from $129.3 million in 1999. In 2000, gains of $45.9 million were recognized on the sale of nine apartments: Summerwind, Windtree, The Pines, Whispering Pines, Four Seasons, Sherwood Glen, Fair Oaks, Hidden Valley and Candlelight Square; $21.9 million on the sale of commercial properties: Katella Plaza, Marina Playa, Harbor Plaza and Preston Center; and $30.6 million on the sale of land: 420 acres of Duchesne land, three tracts totaling 166.7 acres of Frisco Bridges land, 749.1 acres of Keller land, 0.02 acres of Katy land, four tracts totaling
41.2 acres of Mason/Goodrich land, 157.9 acres of Mastenbrook land, 82.0 acres of McKinney Corners I, II, III, IV and V land, 20.67 acres of Monterey land, four tracts totaling 8.69 acres of Nashville land, 182.5 acres of Pantex land, two tracts totaling 329.4 acres of Parkfield land, three tracts totaling 89.51 acres of Rasor land, 80.4 acres of Rowlett Creek land, 3.0 acres of Salmon River land, 126.6 acres of Vann Cattle land, 5.4 acres of Vista Business Park land, and 70.3 acres of Wakefield land. In 2000, losses of $1.6 million were recognized on the sale of 14.6 acres of McKinney Corners II land, 377.15 acres of Pioneer Crossing land, 4.79 acres of Plano Parkway land, 22.4 acres of Valley Ranch land, and 36.43 acres of Vista Business Park land.

   In 1999, gains of $96.5 million were recognized on the sale of 15 apartments: Olde Town, Sante Fe, Mesa Ridge, Horizon East, Lantern Ridge, Barcelona, Country Place, Lake Nora, Fox Club, Oak Hollow, Windridge, Tanglewood, Edgewater Garden, Bavarian Woods, and Manchester Commons; $9.2 million on the sale of the Continental Hotel and Casino; and $24.1 million on the sale of land: seven tracts totaling 46.9 acres of Plano Parkway land, 9.9 acres of Mason/Goodrich land, four tracts totaling 302.4 acres of McKinney Corners II, McKinney Corners IV and Dowdy land, 13.0 acres of Rasor land, three tracts totaling 23.0 acres of Vista Ridge land, four tracts totaling 103.6 acres of Frisco Bridges land, .13 acres of JHL Connell land, 1.4 acres of Valley Ranch land, Sun City lots, 121.2 acres of Katrina land, five tracts totaling 187.7 acres of Keller, Scout and Scoggins land, and 205.4 acres of Yorktown land. In 1999, losses of $545,000 were recognized on the sale of Stone Meadows land and 6.2 acres of Plano Parkway land.

Environmental Matters

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

Inflation

   The effects of inflation on ARI's operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

   ARI's future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices and the affect of the changes on the future operations. Market risk is managed by matching a property's anticipated net operating income to an appropriate financing.

   The following table contains only those exposures that existed at December 31, 2001. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

                                    2002     2003     2004     2005     2006    Thereafter  Total
                                  --------  -------  -------  -------  -------  ---------- --------
Assets
 Trading Instruments--Equity
   Price Risk
 Marketable securities at market
   value.........................                                                          $     96

Notes receivable
 Variable interest rate-fair
   value.........................                                                          $  4,352
 Instrument's maturities......... $     --  $    --  $ 5,633  $    --  $    --   $     --  $  5,633
 Instrument's amortization.......       --       --       --       --       --         --        --
   Interest......................      380      380      318       --       --         --     1,078
   Average rate..................      6.8%     6.8%    11.3%      --       --         --
 Fixed interest rate-fair value..                                                          $ 25,431
 Instrument's maturities......... $ 11,563  $ 1,017  $13,200  $    --  $    --   $     --  $ 25,780
 Instrument's amortization.......       --       --       --       --       --         --        --
   Interest......................    2,095    1,562      213       --       --         --     3,870
   Average rate..................     10.5%    11.4%     3.2%      --       --         --

Liabilities
Notes payable

Variable interest rate-fair value                                                          $130,017
 Instrument's maturities......... $117,654  $    --  $    --  $    --  $    --   $  1,234  $118,888
 Instrument's amortization.......    1,413    1,297    1,305    1,508      124      2,688     8,335
   Interest......................    9,110      749      619      481      379      3,807    15,145
   Average rate..................     13.5%    10.0%    10.0%    10.0%     9.5%       9.0%

Fixed interest rate-fair value...                                                          $439,703
 Instrument's maturities......... $143,362  $34,785  $ 1,898  $50,475  $10,962   $144,293  $385,775
 Instrument's amortization.......    5,097    4,784    4,950    5,018    4,628     23,806    48,283
   Interest......................   32,504   21,473   20,105   16,877   13,729     38,027   142,715
   Average rate..................      9.0%     8.1%     8.3%     8.0%     7.8%       7.5%

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Report of Independent Certified Public Accountants...........................................  33
Consolidated Balance Sheets--December 31, 2001 and 2000......................................  34
Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999..........  35
Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999  36
Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999..........  37
Notes to Consolidated Financial Statements...................................................  40
Schedule III--Real Estate and Accumulated Depreciation.......................................  66
Schedule IV--Mortgage Loans on Real Estate...................................................  73

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
American Realty Investors, Inc.

   We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

   As described in Note 20, American Realty Investors, Inc.'s management has indicated its intent to sell both land and operating properties and refinance or extend debt coming due, to meet its liquidity needs.

   As discussed in Note 1, ARI adopted the provisions of SFAS 144, Accounting for Impairment of Long Lived Assets, in 2001.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Investors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Dallas, Texas
April 1, 2002

                        AMERICAN REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,
                                                                                          ---------------------
                                                                                             2001       2000
                                                                                          ---------   ---------
                                                                                          (dollars in thousands,
                                                                                            except per share)
                                         Assets
Real estate held for investment.......................................................... $ 495,437   $ 559,461
Less--accumulated depreciation...........................................................  (121,777)   (148,686)
                                                                                          ---------   ---------
                                                                                            373,660     410,775

Real estate held for sale................................................................   214,543     242,969
Notes and interest receivable
Performing ($18,896 in 2001 and $9,684 in 2000 from affiliates)..........................    22,612      13,346
Nonperforming ($6,994 in 2001 and $1,540 in 2000 from affiliates)........................    10,347       3,062
                                                                                          ---------   ---------
                                                                                             32,959      16,408

Less--allowance for estimated losses.....................................................    (2,577)     (2,577)
                                                                                          ---------   ---------
                                                                                             30,382      13,831

Pizza parlor equipment...................................................................    10,454      10,191
Less--accumulated depreciation...........................................................    (3,747)     (3,164)
                                                                                          ---------   ---------
                                                                                              6,707       7,027

Leasehold interest--oil and gas properties...............................................     4,719          --
Less--accumulated depletion..............................................................        (1)         --
                                                                                          ---------   ---------
                                                                                              4,718          --

Oilfield equipment.......................................................................       511          --
Less--accumulated depreciation...........................................................       (21)         --
                                                                                          ---------   ---------
                                                                                                490          --

Marketable equity securities, at market value............................................        96         153
Cash and cash equivalents................................................................       709       4,177
Investments in equity investees..........................................................    77,933      44,777
Intangibles, net of accumulated amortization ($2,666 in 2001 and $2,233 in 2000).........    15,594      16,075
Other assets.............................................................................    33,931      47,231
                                                                                          ---------   ---------
                                                                                          $ 758,763   $ 787,015
                                                                                          =========   =========
                          Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($1,598 in 2001 to affiliate)................................. $ 564,298   $ 616,331
Margin borrowings........................................................................    28,040      13,485
Accounts payable and other liabilities ($11,389 in 2001 and $3,030 in 2000 to affiliates)    48,960      41,221
                                                                                          ---------   ---------
                                                                                            641,298     671,037

Minority interest........................................................................    27,612      42,576
Series F, 3,968.75 shares in 2001 (liquidation preference $3,969)........................     3,969          --

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 2,724,910 shares in 2001 and 2,721,332 shares in 2000
 (liquidation preference $27,249)........................................................     4,850       4,843
Series E, 50,000 shares in 2001 and 2000 (liquidation preference $500)...................       100         100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued
 11,375,127 shares in 2001 and 11,829,217 shares in 2000.................................       114         118
Paid-in capital..........................................................................   112,184     112,301
Accumulated (deficit)....................................................................   (31,364)    (43,943)
Treasury stock at par, 1,718,749 shares in 2000..........................................        --         (17)
                                                                                          ---------   ---------
                                                                                             85,884      73,402
                                                                                          ---------   ---------
                                                                                          $ 758,763   $ 787,015
                                                                                          =========   =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                         ---------------------------------------
                                                                             2001          2000        1999
                                                                         -----------   -----------  -----------
                                                                         (dollars in thousands, except per share
Property revenue
  Rents................................................................. $   129,300   $   138,160  $   157,631
  Property operations expenses ($5,204 in 2001, $5,356 in 2000
   and $6,822 in 1999 to affiliates)....................................      93,185        94,081      106,554
                                                                         -----------   -----------  -----------
    Operating income....................................................      36,115        44,079       51,077
Land operations
  Sales.................................................................      45,290       119,384       69,618
  Cost of sales.........................................................      36,083        90,383       46,066
                                                                         -----------   -----------  -----------
    Gain on land sales..................................................       9,207        29,001       23,552
Pizza parlor operations
  Sales.................................................................      34,211        32,551       30,781
  Cost of sales.........................................................      27,934        26,767       26,278
                                                                         -----------   -----------  -----------
    Gross margin........................................................       6,277         5,784        4,503
Oil and gas operations
  Sales.................................................................          59            --           --
  Operating expenses....................................................         269            --           --
                                                                         -----------   -----------  -----------
    Gross margin........................................................        (210)           --           --

Income from operations..................................................      51,389        78,864       79,132
Other income
  Interest income ($2,239 in 2001, $1,843 in 2000 and $187
   in 1999 from affiliates).............................................       2,817         2,965        6,414
  Equity in income of investees.........................................       8,803         5,246       11,847
  Gain on sale of real estate...........................................      74,207        67,727      105,708
  Other.................................................................        (369)         (926)        (846)
                                                                         -----------   -----------  -----------
                                                                              85,458        75,012      123,123
Other expenses
  Interest ($358 in 2000 and $2,393 in 1999 to affiliates)..............      77,048        76,702       91,736
  Depreciation, depletion and amortization..............................      17,707        16,879       17,376
  General and administrative ($2,845 in 2001, $4,493 in 2000 and $5,824
   in 1999 to affiliate)................................................      12,743        17,131       17,111
  Advisory fee to affiliate.............................................       6,715         5,891        5,538
  Net income fee to affiliate...........................................         166            --           --
  Incentive fee to affiliate............................................       3,827         1,646           --
  Litigation settlement.................................................         100            --          425
  Provision for loss....................................................       2,500         2,248        3,109
  Minority interest.....................................................         972        30,700       56,662
                                                                         -----------   -----------  -----------
                                                                             121,778       151,197      191,957
                                                                         -----------   -----------  -----------
Net income..............................................................      15,069         2,679       10,298
Preferred dividend requirement..........................................      (2,485)       (2,327)      (2,281)
                                                                         -----------   -----------  -----------
Net income applicable to Common shares.................................. $    12,584   $       352  $     8,017
                                                                         ===========   ===========  ===========
Earnings per share
Net income.............................................................. $      1.07   $       .03  $       .75
                                                                         ===========   ===========  ===========
Weighted average Common shares used in computing earnings per share.....  11,714,374    10,399,890   10,759,416
                                                                         ===========   ===========  ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Series A  Series E    Other
                                       Preferred Preferred Preferred Common Treasury Paid-in   Accumulated Stockholders'
                                         Stock     Stock     Stock   Stock   Stock   Capital    (Deficit)     Equity
                                       --------- --------- --------- ------ -------- --------  ----------- -------------
                                                           (dollars in thousands, except per share)

Balance, January 1, 1999..............  $ 6,100    $  --     $  2     $133    $(28)  $ 83,945   $(51,880)     $38,272
Sale of Series A Preferred Stock......      100       --       --       --      --        400         --          500
Common Stock cash dividend
 ($.05 per share).....................       --       --       --       --      --         --       (532)        (532)
Series A Preferred Stock cash dividend
 ($1.00 per share)....................       --       --       --       --      --         --     (2,271)      (2,271)
Other Preferred Stock cash dividend...       --       --       --       --      --         --        (10)         (10)
Series A Preferred Stock retired......   (1,600)      --       --       --      --      1,600         --           --
Redemption of Other Preferred Stock...       --       --       (2)      --      --        (98)       100           --
Sale of Common Stock under dividend
 reinvestment plan....................       --       --       --        2      --          7         --            9
Net income............................       --       --       --       --      --         --     10,298       10,298
                                        -------    -----     ----     ----    ----   --------   --------      -------

Balance, December 31, 1999............    4,600       --       --      135     (28)    85,854    (44,295)      46,266
Sale of Series E Preferred Stock......       --      100       --       --      --        400         --          500
Series A Preferred Stock cash dividend
 ($1.00 per share)....................       --       --       --       --      --         --     (2,298)      (2,298)
Series A Preferred Stock issued.......      243       --       --       --      --        970         --        1,213
Series E Preferred Stock cash dividend
 ($0.60 per share)....................       --       --       --       --      --         --        (29)         (29)
Retirement of Treasury Stock..........       --       --       --      (26)     46        (20)        --           --
Repurchase of Common Stock............       --       --       --       --      --       (746)        --         (746)
Common Stock issued in exchange for
 partnership units....................       --       --       --        9     (35)    25,843         --       25,817
Net income............................       --       --       --       --      --         --      2,679        2,679
                                        -------    -----     ----     ----    ----   --------   --------      -------

Balance, December 31, 2000............    4,843      100       --      118     (17)   112,301    (43,943)      73,402
Series A Preferred Stock cash dividend
 ($1.00 per share)....................       --       --       --       --      --         --     (2,455)      (2,455)
Series A Preferred Stock issued.......        7       --       --       --      --         29         --           36
Series E Preferred Stock cash dividend
 ($0.60 per share)....................       --       --       --       --      --         --        (30)         (30)
Retirement of Treasury Stock..........       --       --       --       --      17        (17)        --           --
Repurchase of Common Stock............       --       --       --       --      --       (133)        --         (133)
Cancellation of Common Stock..........       --       --       --       (4)     --          4         --           --
Common Stock dividends (pre-merger)...       --       --       --       --      --         --         (5)          (5)
Net income............................       --       --       --       --      --         --     15,069       15,069
                                        -------    -----     ----     ----    ----   --------   --------      -------

Balance, December 31, 2001............  $ 4,850    $ 100     $ --     $114    $ --   $112,184   $(31,364)     $85,884
                                        =======    =====     ====     ====    ====   ========   ========      =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For Years Ended December 31,
                                                                      ------------------------------
                                                                        2001      2000       1999
                                                                      --------  ---------  ---------
                                                                          (dollars in thousands)
Cash Flows From Operating Activities
 Rents collected..................................................... $126,350  $ 138,212  $ 156,473
 Pizza parlor sales collected........................................   33,997     32,526     31,361
 Interest collected ($1,220 in 2001, $1,490 in 2000 and $261 in 1999
   from affiliates)..................................................    1,772      4,393      4,221
 Distributions from equity investees' operating activities...........       53      1,823      3,533
 Interest paid.......................................................  (62,608)   (66,955)   (72,957)
 Payments for property operations ($5,204 in 2001, $1,792 in 2000 and
   $6,822 in 1999 to affiliates).....................................  (99,509)  (105,523)  (101,275)
 Payments for pizza parlor operations................................  (27,563)   (26,646)   (27,044)
 Payments for oil and gas operations.................................     (259)        --         --
 Advisory fee paid to affiliate......................................   (6,715)    (5,050)    (5,538)
 Incentive fee paid to affiliate.....................................   (1,646)        --         --
 Distributions to minority interest holders..........................   (4,114)    (4,941)    (6,792)
 General and administrative expenses paid ($2,845 in 2001, $4,493 in
   2000 and $5,824 in 1999 to affiliate).............................  (12,740)   (18,139)   (16,634)
 Other...............................................................    4,371     (4,278)    13,376
                                                                      --------  ---------  ---------
     Net cash used in operating activities...........................  (48,611)   (54,578)   (21,276)

Cash Flows From Investing Activities
 Collections on notes receivable ($21 in 2001, $17,324 in 2000, $918
   in 1999 from affiliates)..........................................    4,995     36,039     39,978
 Proceeds from sale of notes receivable..............................       --      3,893         --
 Notes receivable funded.............................................  (14,094)   (14,674)   (63,728)
 Proceeds from sale of real estate...................................  136,171    148,141    253,506
 Purchase of marketable equity securities............................       --     (5,316)    (3,709)
 Proceeds from sale of marketable equity securities..................       --      5,252      5,388
 Acquisitions of real estate.........................................       --    (15,882)   (77,918)
 Real estate improvements............................................  (19,581)   (24,547)   (12,252)
 Acquisition of EQK Realty Investors, I..............................       --     (1,125)        --
 Pizza parlor equipment purchased....................................   (1,493)    (1,087)      (895)
 Acquisition of leasehold interests..................................     (400)        --         --
 Purchase of oilfield equipment......................................     (511)        --         --
 Earnest money deposits..............................................   (1,825)    (7,703)     6,725
 Investment in real estate entities..................................  (39,505)     4,602     (3,570)
                                                                      --------  ---------  ---------
     Net cash provided by investing activities.......................   63,757    127,593    143,525
                                                                      ========  =========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                                                                        For Years Ended December 31,
                                                                      -------------------------------
                                                                        2001       2000       1999
                                                                      ---------  ---------  ---------
                                                                           (dollars in thousands)
Cash Flows From Financing Activities
 Proceeds from notes payable......................................... $ 146,773  $ 177,144  $ 133,039
 Margin borrowings payments, net.....................................    14,389    (21,624)    (7,362)
 Payments on notes payable...........................................  (171,531)  (197,849)  (256,307)
 Deferred borrowing costs............................................    (9,478)   (10,528)    (8,256)
 Net advances from (payments to) affiliates..........................     3,833    (15,887)     9,997
 Redemption of Preferred Stock.......................................        --         --       (100)
 Sale of Preferred Stock.............................................        --        500        500
 Sale of Common Stock under dividend reinvestment plan...............        --         --          9
 Dividends paid......................................................    (2,467)    (2,327)    (2,813)
 Repurchase of Common Stock..........................................      (133)      (746)        --
                                                                      ---------  ---------  ---------

     Net cash used in financing activities...........................   (18,614)   (71,317)  (131,293)
                                                                      ---------  ---------  ---------

Net increase (decrease) in cash and cash equivalents.................    (3,468)     1,698     (9,044)

Cash and cash equivalents, beginning of year.........................     4,177      2,479     11,523
                                                                      ---------  ---------  ---------
Cash and cash equivalents, end of year............................... $     709  $   4,177  $   2,479
                                                                      =========  =========  =========

Reconciliation of net income to net cash used in operating activities
 Net income.......................................................... $  15,069  $   2,679  $  10,298
 Adjustments to reconcile net income to net cash used in
   operating activities
   Gain on sale of real estate.......................................   (83,414)   (96,728)  (129,260)
   Depreciation, depletion and amortization..........................    17,707     16,879     17,376
   Amortization of deferred borrowing costs..........................    14,335     10,382     11,054
   Provision for loss................................................     2,500      2,248      3,110
   Litigation settlement.............................................       100         --        425
   Equity in income of investees.....................................    (8,803)    (5,246)   (11,847)
   Distributions from equity investees' operating activities.........        53      1,823      3,533
   (Increase) decrease in accrued interest receivable................    (1,045)     1,428       (746)
   (Increase) decrease in other assets...............................     1,517     (3,325)     7,068
   Increase (decrease) in accrued interest payable...................       (61)    (2,441)     5,450
   Increase (decrease) in accounts payable and other
     liabilities (includes $4,526 increase in 2001 and
     $1,645 in 2000 in payable due to affiliate).....................    (3,427)    (8,036)    12,393
   Increase (decrease) in minority interest..........................    (3,142)    25,759     49,870
                                                                      ---------  ---------  ---------

     Net cash used in operating activities........................... $ (48,611) $ (54,578) $ (21,276)
                                                                      =========  =========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                                                                    For Years Ended December 31,
                                                                    ---------------------------
                                                                      2001      2000     1999
                                                                    -------   --------  -------
                                                                       (dollars in thousands)
Schedule of noncash investing and financing activities
 Notes payable from acquisition of real estate..................... $ 2,549   $  6,262  $69,159
 Notes payable assumed by buyer upon sale of real estate...........  34,293     40,460    6,776
 Conversion of notes receivable to property interest...............      --         --   30,138
 Series A Preferred Stock issued in conjunction with the
   acquisition of EQK Realty Investors, I..........................      36      1,213       --
 Current value of property obtained through foreclosure of
   note receivable.................................................      --         --    7,638
 Carrying value of real estate exchanged for other real estate.....   3,726      2,971       --
 Retirement of Series A Preferred Stock............................      --         --   (1,600)
 Common Stock issued for minority interest in National Realty, L.P.      --     25,817       --
 Purchase accounting write down....................................      --    (35,846)      --
 Notes receivable from sale of real estate.........................   6,336      2,790       --
 Series F Preferred Stock issued in conjunction with the
   acquisition of leasehold interests in oil and gas properties....   3,969         --       --
 Contribute new pizza restaurant to new venture....................     210         --       --
 Asset impairment writedown........................................   2,500         --       --


  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying Consolidated Financial Statements of American Realty Investors, Inc. and consolidated subsidiaries have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

   Certain balances for 1999 and 2000 have been reclassified to conform to the 2001 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and company business. American Realty Investors, Inc. ("ARI"), a Nevada corporation, is the successor through merger to American Realty Trust, Inc. ("ART"), a Georgia corporation and National Realty, L.P. ("NRLP"), a Delaware partnership, that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

   The merger of ART and NRLP into ARI was completed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI Common Stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART's Preferred Stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000. Prior to December 31, 1998, ART accounted for its investment in NRLP under the equity method, as of December 31, 1998, upon the election of a wholly-owned subsidiary of ART as general partner of NRLP, ART began consolidation of NRLP's accounts on December 31, 1998 and consolidation of its operations subsequent to that date. For reporting purposes, the merger is treated as the purchase of NRLP by ART; accordingly, the historical information presented for ARI is that of ART.

   On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. ("TCI"), and Income Opportunity Realty Investors, Inc. ("IORI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, ARI would acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI will issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. ARI will issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. All affiliated stockholders will receive ARI Preferred Stock. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock, and each share of Series H Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors.

                        AMERICAN REALTY INVESTORS, INC.

   Basis of consolidation. The Consolidated Financial Statements include the accounts of ARI, and all controlled subsidiaries and partnerships. The equity method was used to account for ART's investment in NRLP prior to December 31, 1998. All significant intercompany transactions and balances have been eliminated.

   Accounting estimates. In the preparation of these Consolidated Financial Statements, in conformity with generally accepted accounting principles it was necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ materially from these estimates.

   Interest recognition on notes receivable. Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

   Allowance for estimated losses. A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the investment in the note exceeds management's estimate of fair value of the collateral securing such note.

   Accounting pronouncements. In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that ARI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that ARI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

   SFAS 142 requires, among other things that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that ARI identify reporting units in order to assess potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 requires that an intangible asset with an indefinite useful life be tested for impairment in accordance with specified guidelines. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires ARI to complete a transitional goodwill impairment test six months from the date of adoption. ARI is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Currently, ARI does not believe that the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

   SFAS 143 requires that the fair value for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and that the carrying value of the asset, including capitalized asset retirement costs, be tested for impairment. SFAS 143, is effective for fiscal years beginning after June 15, 2002. Management does not believe this statement will have a material effect on ARI's financial position or results of operations.

                        AMERICAN REALTY INVESTORS, INC.

   Real estate held for investment and depreciation. Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144 ("SFAS No. 144") requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

   Real estate held for sale. Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property's carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property's estimated fair value less costs of sale is recorded as an adjustment to the property's carrying amount, but not in excess of the property's carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

   Investments in equity investees. ARI may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee's operating income and any additional investment and decreased by a proportionate share of the investee's operating losses and distributions received.

   Present value premiums/discounts. Present value premiums and discounts are provided on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and such premiums and discounts are amortized by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower's credit standing, nature of the collateral and payment terms of the note.

   Revenue recognition on the sale of real estate. Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, or the financing method, whichever is appropriate.

   Operating segments. Management has determined reportable operating segments to be those that are used for internal reporting purposes, which disaggregates operations by type of real estate.

   Fair value of financial instruments. The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable the estimated fair value of ARI's interest in the collateral property was used. For marketable equity securities fair value was based on the year end closing market price of each security. For notes payable the fair value was estimated using current rates for mortgages with similar terms and maturities.

   Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

                        AMERICAN REALTY INVESTORS, INC.

   Earnings per share. Income per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Income per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

   Employee stock option plans. Employee stock options are presented in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation cost is limited to the excess of the quoted market price. No compensation cost is recorded if the quoted market price is below the exercise price. See NOTE 12. "STOCK OPTIONS."

NOTE 2.  REAL ESTATE

   In 2001, ARI purchased the following property:

                                            Net
                                 Purchase   Cash          Debt       Interest Maturity
 Property   Location     Units    Price     Paid        Incurred       Rate     Date
 --------  ----------- --------- -------- --------      --------     -------- --------
Apartments
Glenwood.. Addison, TX 168 Units  $6,246  $    -- /(1)/  $2,549/(2)/   9.25%   10/04

--------
(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with TCI, a related party.
(2) Assumed debt of seller. Exchanged with TCI, a related party.

   In 2000, ARI purchased the following properties:

                                                                 Net
                                                       Purchase  Cash     Debt       Interest Maturity
       Property             Location         Units      Price    Paid   Incurred       Rate     Date
       --------        ------------------ ------------ -------- ------- --------     -------- --------
Land
Clark................. Farmers Branch, TX   3.25 Acres $ 2,971  $    --  $  -- /(1)/    -- %      --
Kelly................. Collin County, TX     .75 Acres     130       20     100/(2)/   10.0    03/10
Mastenbrook........... Collin County, TX  157.86 Acres   3,200      704   2,400/(2)/    9.0    09/00/(4)/
Sladek................ Travis County, TX   63.30 Acres     712      316     427/(2)/   10.0    05/04

Hotel
Grand Hotel Sofia/(3)/ Sofia, Bulgaria       136 Rooms  17,975   17,975      --          --       --

--------
(1) Exchanged for 19.74 acres of Frisco Bridges land.
(2) Seller financing.
(3) ARI purchased 100% of the outstanding stock of World Trade Corporation, owner of an 80% interest in the hotel, from One Realco Corporation, an affiliate, for $18.0 million in cash.
(4) Property sold in September 2000.

                        AMERICAN REALTY INVESTORS, INC.

   In 2001, ARI sold the following properties:

                                         Units/      Sales  Net Cash    Debt       Gain/(Loss)
     Property           Location      Sq.Ft./Acres   Price  Received Discharged      on Sale
     --------      ------------------ ------------  ------- -------- ----------    -----------
Apartments
Ashford........... Tampa, FL               56 Units $ 2,145  $  593   $ 1,182        $  (985)
Bent Tree......... Addison, TX            292 Units  12,050   2,480     8,867          7,081
Blackhawk......... Ft. Wayne, IN          209 Units   7,100     904     4,030          5,110
Carriage Park..... Tampa, FL               46 Units   2,005     757     1,069            663
Chalet I.......... Topeka, KS             162 Units   5,650   1,288     4,109/(1)/     3,952
Chalet II......... Topeka, KS              72 Units   2,100     485     1,550/(1)/       434
Club Mar.......... Sarasota, FL           248 Units   8,500   1,905     6,199/(1)/     2,328
Covered Bridge.... Gainesville, FL        176 Units   7,900   2,463     4,339          6,042
Crossing at Church Tampa, FL               52 Units   1,880     750       948            623
Glenwood.......... Addison, TX            168 Units   6,650   3,166     2,549           (581)
Kimberly Woods.... Tucson, AZ             279 Units   8,450   1,667     6,191/(1)/     6,053
Nora Pines........ Indianapolis, IN       254 Units   9,850   2,548     5,574          6,957
Place One......... Tulsa, OK              407 Units  12,935   3,310     7,539          8,623
Rockborough....... Denver, CO             345 Units  16,675   3,654    12,215/(1)/    13,471
Shadowood......... Addison, TX            184 Units   7,125   1,980     4,320          4,644
Timbercreek....... Omaha, NE              180 Units   7,500   1,871     4,517          5,219
Woodstock......... Dallas, TX             320 Units   9,600   3,877     4,542          5,951

Shopping Center
Regency Pointe.... Jacksonville, FL   67,410 Sq.Ft.   7,350   5,126     1,500          2,232

Land
Chase Oaks........ Plano, TX             22.3 Acres   2,875     663     2,027            871
Chase Oaks........ Plano, TX              4.9 Acres   1,973   1,832        --          1,416
Elm Fork.......... Denton County, TX     10.0 Acres   1,002     (30)      958            283
Elm Fork.......... Denton County, TX    107.0 Acres   5,600    (168)    5,316         (1,616)
Frisco Bridges.... Collin County, TX     27.8 Acres   4,500   4,130        --             25
Katrina........... Palm Desert, CA       20.0 Acres   2,831    (124)      596           --  /(2)/
Katrina........... Palm Desert, CA       20.0 Acres   2,940      78        --            616
Katrina........... Palm Desert, CA        6.1 Acres   1,196   1,108        --            570
Katrina........... Palm Desert, CA        2.2 Acres     800     (24)      737            514
Katrina........... Palm Desert, CA        1.4 Acres     284      (9)      253             93
Las Colinas....... Las Colinas, TX        1.7 Acres     825     233       400            539
Mason/Goodrich.... Houston, TX           22.1 Acres   4,168     (34)    3,750          2,896
Nashville......... Nashville, TN          2.0 Acres      26      (1)       24            (82)
Nashville......... Nashville, TN          1.2 Acres       8      --         4            (59)
Nashville......... Nashville, TN          4.2 Acres     600     (53)      561            302
Plano Parkway..... Plano, TX             11.3 Acres   1,445     312       950             --
Plano Parkway..... Plano, TX             12.0 Acres     740     672        --           (991)
Rasor............. Plano, TX              6.6 Acres     350     267        --             34
Santa Clarita..... Santa Clarita, CA     12.7 Acres   2,100   1,791        --            952
Santa Clarita..... Santa Clarita, CA      6.7 Acres     500     608        --           (501)
Scoggins.......... Tarrant County, TX   232.8 Acres   2,913     892     1,800            181
Scout............. Tarrant County, TX   408.0 Acres   5,087   1,586     3,200          2,969
Tree Farm......... Dallas County, TX     10.4 Acres   2,888     (87)    2,644             75
Vista Ridge....... Denton County, TX     27.4 Acres     871     (26)      812         (1,993)
Watersedge........ Gulfport, MS            .4 Acres      80      78        --          -- / (3)/
Yorktown.......... Harris County, TX    120.4 Acres   5,239    (160)    4,991         (1,497)

--------
(1) Debt assumed by purchaser.
(2) Gain of $830 deferred until ARI-provided financing is collected.
(3) Sold to TCI, a related party. Gain of $65 deferred until sale to unrelated party.

                        AMERICAN REALTY INVESTORS, INC.

   In 2000, ARI sold the following properties:

                                                                                                     Gain/
                                                          Units/      Sales  Net Cash    Debt       (Loss)
             Property                   Location       Sq.Ft./Acres   Price  Received Discharged    on Sale
             --------              ------------------ -------------- ------- -------- ----------    -------
Apartments
Candlelight Square................ Lenexa, KS              119 Units $ 4,800 $ 1,289   $ 2,832      $ 3,266
Fair Oaks......................... Euless, TX              208 Units   6,850     609     5,711        3,364
Four Seasons...................... Denver, CO              384 Units  16,600   6,543     9,220/(1)/   8,191
Hidden Valley..................... Grand Rapids, MI        176 Units  10,900   2,271     8,000/(1)/   8,495
Pines............................. Little Rock, AR         257 Units   4,650   1,281     3,063        2,441
Sherwood Glen..................... Urbandale, IA           180 Units   6,250   1,244     4,626/(1)/   4,161
Summerwind........................ Reseda, CA              172 Units   9,000   3,082     5,568/(1)/   6,684
Windtree.......................... Reseda, CA              159 Units   8,350   2,911     5,063/(1)/   6,170
Whispering Pines.................. Canoga Park, CA         102 Units   5,300   1,597     3,437/(1)/   3,091

Shopping Centers
Harbor Plaza...................... Aurora, CO          45,863 Sq.Ft.   4,132   1,868     1,732        2,240
Katella Plaza..................... Orange, CA          62,290 Sq.Ft.   1,814     283     1,188          194
Preston Square.................... Dallas, TX          35,508 Sq.Ft.   5,820   2,761     2,576        2,036

Office Building
Marina Playa...................... Santa Clara, CA    124,205 Sq.Ft.  25,750   6,082     7,766       17,394

Land
Duchesne.......................... Duchesne, UT            420 Acres      43      42        --           16
Frisco Bridges.................... Collin County, TX     15.00 Acres   2,675     706     2,000          297
Frisco Bridges.................... Collin County, TX     19.74 Acres   2,971      --      --  /(2)/      --
Frisco Bridges.................... Collin County, TX      24.3 Acres   4,194    (435)    4,000          260
Frisco Bridges.................... Collin County, TX     127.4 Acres  27,500   7,411    18,570        6,954
Katy.............................. Harris County, TX      0.02 Acres       2       2        --            1
Keller............................ Tarrant County, TX    749.1 Acres  10,000   3,892     4,500        3,373
Mason/Goodrich.................... Houston, TX             1.1 Acres     129      --       116           70
Mason/Goodrich.................... Houston, TX            12.8 Acres   2,536      --     1,803        1,783
Mason/Goodrich.................... Houston, TX             6.8 Acres   1,198     114       991          807
Mason/Goodrich.................... Houston, TX            20.5 Acres   3,560     497     1,308          957
Mastenbrook....................... Collin County, TX     157.9 Acres   4,445   1,890     2,275          747
McKinney Corners II............... Collin County, TX      14.6 Acres     500    (599)    1,050          (40)
McKinney Corners I, II, III, IV, V Collin County, TX      82.0 Acres   9,150     613     8,123        1,638
Monterrey......................... Riverside, CA         20.67 Acres   4,300     189     4,000        2,545
Nashville......................... Nashville, TN           2.6 Acres     405      --       345          225
Nashville......................... Nashville, TN          1.31 Acres     250      43       251          152
Nashville......................... Nashville, TN          1.78 Acres     306      21       250          182
Nashville......................... Nashville, TN           3.0 Acres     523      19       450          310
Pantex............................ Collin County, TX     182.5 Acres   8,160   2,373     4,546/(1)/     959
Parkfield......................... Denver, CO              2.6 Acres     615      (1)      584          512
Parkfield......................... Denver, CO            326.8 Acres  13,164   7,969     3,279        3,758
Pioneer Crossing.................. Austin, TX           377.15 Acres   5,700   4,983        --         (768)
Plano Parkway..................... Plano, TX              4.79 Acres     543      87       400         (174)
Rasor............................. Plano, TX             43.01 Acres   1,850      --     1,604           58
Rasor............................. Plano, TX               5.4 Acres     915      --       915          705
Rasor............................. Plano, TX              41.1 Acres   3,779   3,587        --        1,902
Rowlett Creek..................... Collin County, TX      80.4 Acres   2,262     919     1,173          462
Salmon River...................... Salmon River, ID        3.0 Acres      45      44        --           38
Valley Ranch...................... Irving, TX             22.4 Acres   1,455      --     1,375         (585)
Vann Cattle....................... Collin County, TX     126.6 Acres   3,564   1,872     1,471        1,257
Vista Business.................... Travis County, TX       5.4 Acres     620      14       577          173
Vista Business.................... Travis County, TX     36.43 Acres   3,015   1,378     1,368          (51)
Wakefield......................... Collin County, TX      70.3 Acres   1,981   1,239       612          478

--------
(1) Debt assumed by purchaser.
(2) Exchanged for 3.25 acres of Clark land.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

                                                                      2001              2000
                                                                ----------------- -----------------
                                                                Estimated         Estimated
                                                                  Fair     Book     Fair     Book
                                                                  Value    Value    Value    Value
                                                                --------- ------- --------- -------
Notes receivable
   Performing (including $18,834 in 2001 and $8,433 in 2000
     from affiliates)..........................................  $21,021  $22,470  $11,543  $11,965
   Nonperforming (including $5,802 in 2001 and $1,540 in 2000
     from affiliates)..........................................    8,762    8,943    3,017    3,062
                                                                 -------  -------  -------  -------
                                                                 $29,783   31,413  $14,560   15,027
                                                                 =======           =======
   Interest receivable (including $1,254 in 2001 and $1,251 in
     2000 from affiliate)......................................             1,546             1,381
                                                                          -------           -------
                                                                          $32,959           $16,408
                                                                          =======           =======

   Interest income is recognized on nonperforming notes receivable on a cash basis. For the years 2001, 2000 and 1999 unrecognized interest income on such nonperforming notes receivable totaled $233,000, $316,000 and $1.0 million, respectively.

   Notes receivable at December 31, 2001, mature from 2000 to 2004 with interest rates ranging from 0.00% to 14.0% per annum and a weighted average rate of 11.8% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for interest to be paid at maturity. Scheduled principal maturities of $11.6 million are due in 2002.

   In March 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.8 million, receiving $700,000 in cash and providing purchase money financing of the remaining $2.1 million of the sales price. The loan bears interest at 12.0% per annum and matured in July 2001. All principal and interest were due at maturity. In January 2002, $274,000 in principal and $226,000 in interest was collected. In March 2002, the note was collected in full, including accrued but unpaid interest.

   In April 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.9 million, receiving $700,000 in cash and providing purchase money financing of the remaining $2.2 million of the sales price. The loan bore interest at 10.0% per annum and matured in June 2001. In May 2001, ARI sold an 80% senior interest in the note to a financial institution. In June 2001, the interest rate was increased to 12.0% and the maturity date was extended to August 2001. All principal and accrued but unpaid interest were due at maturity. In July 2001, the note was collected in full, including accrued but unpaid interest.

   In November 2001, ARI sold a 12.71 acre tract of its Santa Clarita parcel for $1.9 million, receiving $1.5 million in cash and providing purchase money financing of the remaining $437,000 of the sales price. The loan bears interest at 8.00% per annum and matures in November 2002. All principal and accrued but unpaid interest are due at maturity.

   Also in November 2001, ARI sold the Blackhawk Apartments for $7.1 million receiving $1.5 million in cash after the assumption of $4.0 million of mortgage debt and providing purchase money financing of the remaining $1.6 million of the sales price. The loan bears interest at 10.00% per annum and matures in May 2002. Monthly principal and interest payments are required. All remaining principal and accrued but unpaid interest are due at maturity.

                        AMERICAN REALTY INVESTORS, INC.

   In July 2000, ARI sold a 749.1 acre tract of its Keller land parcel for $10.0 million, receiving $8.7 million in cash and providing purchase money financing of the remaining $1.3 million of the sales price. The loan bore interest at 12.0% per annum. A payment of $500,000 principal and interest was collected in September 2000 and all remaining principal and interest was due July 31, 2001. The loan was secured by 100% of the shares of DM Development, Inc. and an assignment of proceeds. In March 2001, $850,000 in principal and interest was collected. In June 2001, the loan was collected in full, including accrued but unpaid interest.

   In August 2000, ARI sold 20.5 acres of its Mason Goodrich land parcel for $3.6 million, receiving $2.1 million in cash and providing purchase money financing of the remaining $1.5 million of the sales price. The loan bore interest at 13.5% per annum, and matured in December 2000. All principal and interest were due at maturity. In February 2001, the loan was collected in full, including accrued but unpaid interest.

   In June 2000, the 124,322 sq.ft. Marina Playa Office Building in Santa Clara, California, was sold for $25.8 million, ARI received $7.0 million in cash and provided financing of $18.8 million in the form of a wraparound mortgage note. Subsequently, ARI sold the note receivable, net of the underlying debt, for $6.2 million, retaining a $3.9 million participation. In August 2000, the participation was collected in full, including accrued but unpaid interest.

   In August 1999, a $2.6 million loan was funded to JNC Enterprises, Inc. ("JNC"). The loan was subsequently split into two pieces. The loans were secured by second liens on a 3.5 acre and a 1.2561 acre parcel of land in Dallas, Texas, the guarantee of the borrower and the personal guarantees of its shareholders. The loans bore interest at 16.0% per annum and matured in February 2000. All principal and interest were due at maturity. In March and April 2000, the loans were collected in full, including accrued but unpaid interest.

   In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which is unsecured, non- interest bearing and matures in April 2003. In April 2000, ARI funded a $100,000 loan to the borrower. The loan was secured by five second lien deeds of trust, was non-interest bearing and matured in September 2001. Payment was not received at maturity, and ARI began accruing default interest. In December 2001, the $100,000 loan was collected in full, including accrued but unpaid interest.

   In December 1999, a note with a principal balance of $1.2 million and secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. In February 2001, the loan amount was increased to $1.6 million and the maturity date was extended to June 2001. In February 2002, $1.5 million in principal and $87,000 in interest was collected. ARI has demanded payment of the remaining $84,000 in principal plus accrued but unpaid interest.

   During 1998, a $942,000 loan was funded to Ellis Development Company, Inc. The loan was secured by 4.5 acres of land in Abilene, Texas, bore interest at 14.0% per annum and had an extended maturity date of August 2000. In March 2000, the loan was collected in full including accrued but unpaid interest.

                        AMERICAN REALTY INVESTORS, INC.

   In June 1998, a $365,000 loan was funded to RB Land & Cattle, L.L.C. The loan was secured by 7,200 acres of unimproved land near Crowell, Texas, and the personal guarantee of the owner and manager of the borrower. The loan matured in December 1998. All principal and interest were due at maturity. In January 2000, the loan was collected in full, including accrued but unpaid interest.

   In June and July 1998, a $4.2 million loan was funded to Cuchara Partners, Ltd. and Ski Rio Partners, Ltd., affiliates of JNC. The loan was secured by (1) a first lien on approximately 450 acres of land in Huerfano County, Colorado, known as Cuchara Valley Mountain Ski Resort; (2) an assignment of a $2.0 million promissory note secured by approximately 2,623 acres of land in Taos County, New Mexico, known as Ski Rio Resort; and (3) a pledge of all related partnership interests. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In the fourth quarter of 1998, $109,000 was received on the sale of 11 parcels of the collateral property in Taos, New Mexico. In August and September 1999, paydowns totaling $2.6 million were received. In April 2000, the loan with a then principal balance of $1.6 million was collected in full, including accrued but unpaid interest.

   In August 1998, a $635,000 loan was funded to La Quinta Partners, LLC. The loan was secured by interest bearing accounts prior to their being used as escrow deposits toward the purchase of 956 acres of land in La Quinta, California, and the personal guarantee of the manager of the borrower. The loan had an extended maturity date of November 1999. All principal and interest were due at maturity. In November and December 1998, $250,000 in principal paydowns were received. In the second quarter of 1999, the loan was modified, increasing the interest rate to 15.0% per annum and extending the maturity to November 1999. Accrued but unpaid interest was added to the principal balance, increasing it by $42,000 to $402,000. In the fourth quarter of 1999, an additional $2,000 was funded, increasing the loan balance to $404,000. In March 2000, $25,000 in interest was collected and the loan's maturity date was further extended to April 2000. The borrower did not repay the loan at maturity. In March 2001, a settlement was reached, whereby ARI collected $410,000 in full satisfaction of the note.

   In October 1998, a $2.1 million loan was funded to Frisco Panther Partners, Ltd., a JNC affiliate. The loan was secured by a second lien on 408.23 acres of land in Frisco, Texas, the guarantee of the borrower and the personal guarantees of its partners. In January 1999, a paydown of $820,000 was received on this loan. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In April 2000, the loan with a then principal balance of $663,000 was collected in full including accrued but unpaid interest.

   In December 1998, $3.3 million of a $5.0 million loan commitment was funded to JNC. In January 1999, a $1.3 million paydown was received, and subsequently an additional $3.0 million was funded, increasing the loan balance to $5.0 million. The loan was secured by a second lien on 1,791 acres of land in Denton County, Texas, a second lien on 91 acres of land in Collin County, Texas. The loan bore interest at 16.0% per annum and had an extended maturity date of March 2000. All principal and interest were due at maturity. In April 2000, the loan was collected in full, including accrued but unpaid interest.

   Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.8% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the maturity date was extended to February 2004. All principal and interest are due at maturity. Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. During 2001, Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

                        AMERICAN REALTY INVESTORS, INC.

   In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.75% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

   In December 2000, an unsecured loan with a principal balance of $1.7 million to Warwick of Summit, Inc. ("Warwick") matured. All principal and interest were due at maturity. At December 2001, the loan, and $451,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. Richard
D. Morgan, a Warwick shareholder, served as a director of ARI until October
2001.

   In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by
(1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns
6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At December 2001, the loan, and $471,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

   In March 2000, a loan with a principal balance of $2.5 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At December 2001, the loan, and $741,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES

   Activity in the allowance for estimated losses was as follows:

                                         2001   2000   1999
                                        ------ ------ -------
                 Balance January 1,.... $2,577 $2,577 $ 2,398
                 NRLP allowance........     --     --   1,910
                 Write down of property     --     --  (1,731)
                                        ------ ------ -------
                 Balance December 31,.. $2,577 $2,577 $ 2,577
                                        ====== ====== =======

NOTE 5.  OIL AND GAS OPERATIONS

   In May 2001, ARI purchased the leasehold interests in 37 oil and gas mineral development properties, which include 131 drilled wells. The total proved reserves are 6.5 million barrels of oil and 3.3 billion cubic feet of natural gas. The total purchase price was $4.7 million, plus a 40% profit participation. The Operator's Interest was purchased for $375,000, with $25,000 cash paid at closing. ARI gave a note payable for the remaining $350,000. The note bears no interest, and matures in May 2002. Monthly principal payments of $25,000 are required. The Working Interests were purchased for $4.3 million, with $125,000 cash paid at closing. ARI gave a note payable for $250,000. The note bears no interest, and matured in November 2001. One-half of the principal

                        AMERICAN REALTY INVESTORS, INC.

was paid in August 2001. The remaining $4.0 million was paid by issuing 3,968.75 shares of ARI Series F Preferred Stock, which is redeemable quarterly in an amount equal to 20% of net cash flow from the oil and gas operations. The stock has a liquidation value of $1,000 per share, and pays no dividends. Through December 2001, sales have totaled $59,000, total operating expenses are $269,000 and oilfield equipment purchases have been $511,000.

NOTE 6.  INVESTMENTS IN EQUITY INVESTEES

   Investments in equity investees at December 31, 2001, consisted of two publicly traded real estate companies, Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI") and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

   The investments in IORI, TCI and the joint venture partnerships are accounted for using the equity method as more fully described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Investments in equity investees." Prior to December 31, 1998, ARI accounted for its investment in NRLP using the equity method.

   A significant portion of ARI's investment in IORI and TCI is pledged as collateral for borrowings. See NOTE 8. "NOTES AND INTEREST PAYABLE" and NOTE 9. "MARGIN BORROWINGS."

   Investments in equity investees consisted of the following:

                                                Equivalent
           Percentage of   Carrying Value of   Investee Book    Market Value of
           Ownership at      Investment at       Value at        Investment at
Investee December 31, 2001 December 31, 2001 December 31, 2001 December 31, 2001
-------- ----------------- ----------------- ----------------- -----------------
 IORI...       27.44%           $ 6,789          $ 10,034           $ 7,379
 TCI....       49.99             68,498           108,369            64,533
                                -------          --------           -------
                                 75,287          $118,403           $71,912
                                                 ========           =======
 Other..                          2,646
                                -------
                                $77,933
                                =======

                                                Equivalent
           Percentage of   Carrying Value of   Investee Book    Market Value of
           Ownership at      Investment at       Value at        Investment at
Investee December 31, 2000 December 31, 2000 December 31, 2000 December 31, 2000
-------- ----------------- ----------------- ----------------- -----------------
 IORI...        27.1%           $ 8,052          $ 10,839           $ 3,510
 TCI....        24.7             30,473            49,538            26,078
                                -------          --------           -------
                                 38,525          $ 60,377           $29,588
                                                 ========           =======
 Other..                          6,252
                                -------
                                $44,777
                                =======

   Management continues to believe that the market value of each of IORI and TCI undervalues their assets and therefore, ARI may continue to increase its ownership in these entities in 2002, as its liquidity permits. On October 3, 2000, ARI and IORI entered into an agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. The total cost to purchase the TCI shares was

                        AMERICAN REALTY INVESTORS, INC.

$30.8 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid, and ARI acquired the TCI shares. See ITEM 1. "BUSINESS" for discussion of the proposed acquisition of TCI and IORI by ARI.

   ART Florida Portfolio II, Ltd. In June 2000, Vestavia Lakes Apartments partnership, in Orlando, Florida, in which ART Portfolio II, Ltd. owned an interest, was sold. A loss was incurred on the sale, of which ARI's share was $967,000, which is included in equity in income of investees in the accompanying Consolidated Financial Statements.

   In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.0 million in cash from the sale. ARI's share of the loss incurred on the sale was $531,000, which will be included in equity in income of investees in the Consolidated Statement of Operations.

   Elm Fork Ranch, L.P. In June 2000, ARI sold its partnership interests for $2.0 million in cash, retaining an option to repurchase its interests. In January 2001, ARI purchased 100% of the partnership interests for $9.2 million, including financing of $9.0 million.

   EQK Realty Investors I. In October 2000, ARI acquired a 100% interest in EQK Realty Investors, I ("EQK"), a real estate investment trust, for $1.1 million in cash and $1.21 million in Series A Preferred Stock (121,332 shares). At the date of acquisition, EQK's assets consisted of $2.0 million in cash.

   Set forth below are summary financial data for equity investees:

                                                  2001       2000
                                                ---------  ---------
    Property and notes receivable, net......... $ 732,556  $ 748,935
    Other assets...............................    68,429     74,462
    Notes payable..............................  (515,463)  (550,280)
    Other liabilities..........................   (33,532)   (31,551)
                                                ---------  ---------
    Equity..................................... $ 251,990  $ 241,566
                                                =========  =========

                                                  2001       2000       1999
                                                ---------  ---------  --------
    Revenues................................... $ 145,095  $ 155,160  $ 99,077
    Depreciation...............................   (22,132)   (22,152)  (14,417)
    Provision for losses.......................      (281)        --        --
    Interest...................................   (47,132)   (53,065)  (33,355)
    Operating expenses.........................  (113,471)  (103,787)  (60,578)
                                                ---------  ---------  --------
    (Loss) before gains on sale of real estate.   (37,921)   (23,844)   (9,273)
    Gains on sale of real estate...............    54,270     71,428    41,804
                                                ---------  ---------  --------
    Net income................................. $  16,349  $  47,584  $ 32,531
                                                =========  =========  ========

 ARI's equity share of:
                                                  2001       2000       1999
                                                ---------  ---------  --------
    (Loss) before gains on sale of real estate. $ (13,646) $  (5,260) $ (5,512)
    Gains on sale of real estate...............    22,542     18,571    17,359
                                                ---------  ---------  --------
    Net income................................. $   8,896  $  13,311  $ 11,847
                                                =========  =========  ========

                        AMERICAN REALTY INVESTORS, INC.

   In 2001, ARI received $53,000 from TCI in accumulated dividends on shares of CMET that should have been exchanged for TCI common stock in 1999.

   The cash flow from IORI and TCI is dependent on the ability of each of them to make distributions. IORI and TCI ceased making quarterly distributions in the fourth quarter of 2000. In 2000 ARI received distributions totaling $1.8 million from IORI and TCI.

   ARI initially acquired its investment in IORI and TCI in 1989.

NOTE 7.  MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO

   Since 1994, ARI has purchased equity securities of entities other than those of the IORI and TCI to diversify and increase the liquidity of its margin accounts and its trading portfolio. In 2001, ARI did not purchase or sell any trading portfolio securities. Trading portfolio securities are considered available for sale and are carried at market value. In 2000, ARI purchased $5.3 million and sold $5.3 million of trading portfolio securities. At December 31, 2001, ARI recognized an unrealized decline in the market value of trading portfolio securities of $55,000. In 2001, ARI realized no gains or losses from the sale of trading portfolio securities and received no dividends. At December 31, 2000, ARI recognized an unrealized decline in the market value of trading portfolio securities of $305,000. In 2000, ARI realized a net loss of $747,000 from the sale of trading portfolio securities and received $3,000 in dividends. At December 31, 1999, ARI recognized an unrealized decline in the market value of trading portfolio securities of $1.8 million. In 1999, ARI realized a net gain of $45,000 from the sale of trading portfolio securities and received $5,000 in dividends. Unrealized and realized gains and losses in trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.  NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                               2001                2000
                                        ------------------- -------------------
                                        Estimated   Book    Estimated   Book
                                        Fair Value  Value   Fair Value  Value
                                        ---------- -------- ---------- --------
 Notes payable.........................
 Mortgage loans........................  $559,367  $551,207  $600,395  $604,858
 Borrowings from financial institutions     8,620     8,476     9,029     8,451
 Notes payable to affiliates...........     1,733     1,598        --        --
                                         --------  --------  --------  --------
                                         $569,720   561,281  $609,424   613,309
                                         ========            ========
 Interest payable......................               3,017               3,022
                                                   --------            --------
                                                   $564,298            $616,331
                                                   ========            ========

   Scheduled principal payments on notes payable are due as follows:

                              2002...... $267,526
                              2003......   40,866
                              2004......    8,153
                              2005......   57,001
                              2006......   15,714
                              Thereafter  172,021
                                         --------
                                         $561,281
                                         ========

                        AMERICAN REALTY INVESTORS, INC.

   Stated interest rates on notes payable ranged from 5.0% to 16.9% per annum at December 31, 2001, and matured in varying installments between 2002 and 2019. At December 31, 2001, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $569.7 million.

   In January 2002, the lender on three of ARI's residential properties located in Florida commenced foreclosure actions, due to ARI's failure to pay the loans at maturity on January 1, 2002. ARI has filed counterclaims asserting the lender had abruptly withdrawn from discussions for refinancing. The balance owed on the three loans is $7.2 million. ARI is pursuing alternative financing for the properties.

   In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                        Units/Sq.Ft.    Debt          Debt    Net Cash Interest    Maturity
           Property                 Location            Rooms/Acres   Incurred     Discharged Received   Rate        Date
           --------            ------------------      -------------- --------     ---------- -------- --------    --------
Apartments
Sun Hollow.................... El Paso, TX                  216 Units $   -- /(1)/  $    --    $   --      --          --
Waters Edge III............... Gulfport, MS                 238 Units     -- /(1)/       --        --      --          --
Woodlake...................... Carrollton, TX               256 Units   -- / (1)/        --        --      --          --

Office Building
Centura Tower................. Farmers Branch, TX      410,910 Sq.Ft.  28,739        28,384      (526)  10.50%      07/02
Executive Court............... Memphis, TN              41,840 Sq.Ft.   1,970            --     1,598   12.00       12/04/(9)/
Four Hickory Centre........... Farmers Branch, TX      221,000 Sq.Ft.   5,000            --     5,000    6.75/(5)/  10/02
Rosedale Towers............... Minneapolis, MN          84,798 Sq.Ft.   7,500/(1)/       --     7,500    5.00       07/02

Shopping Center
Cross County.................. Mattoon, IL             307,174 Sq.Ft.   3,200           700     2,436   15.00       06/02
Cullman....................... Cullman, AL              92,486 Sq.Ft.   -- / (2)/       129        --      --          --
Sesame Square................. Anchorage, AK            27,651 Sq.Ft.     800            --       777   15.00       06/02
Westwood...................... Tallahassee, FL         149,244 Sq.Ft.   3,000           700     2,221   15.00       06/02

Hotel
Williamsburg Hospitality House Williamsburg, VA/(3)/        296 Rooms  10,309            --     9,851   36.00       01/02/(6)/

Land
Chase Oaks.................... Plano, TX                    6.9 Acres   1,633         1,000       425   13.00       03/03
Hollywood Casino.............. Farmers Branch, TX          51.7 Acres   2,500/(4)/       --     1,916    9.00       04/03
Jeffries Ranch................ Oceanside, CA               82.4 Acres   5,250/(2)/      750     3,944   14.50       06/02
Katrina....................... Palm Desert, CA            300.5 Acres  22,000        15,584     4,417   12.50/(5)/  10/02
Marine Creek.................. Fort Worth, TX              54.2 Acres   1,500           750       701    9.00       01/03
Mason/Goodrich................ Houston, TX                235.0 Acres   6,750            --     6,302   14.00       01/02/(7)/
Mercer Crossing............... Carrollton, TX              31.3 Acres   2,937         1,986        16   13.00       03/03
Pioneer Crossing.............. Austin, TX                 350.1 Acres   7,000            --     6,855   16.90       03/05
Pioneer Crossing.............. Austin, TX                  14.5 Acres   2,500            --     2,350   14.50       01/02/(8)/
Valwood....................... Dallas County, TX           19.4 Acres   -- / (4)/        --        --      --          --
Varner Road................... Riverside, CA              127.8 Acres   2,450            --     2,333    9.00       10/02
Vista Ridge LI................ Lewisville, TX              90.3 Acres   9,085         9,119      (101)  13.00       03/03
Vista Ridge MF................ Lewisville, TX              23.0 Acres   1,345         1,000       228   13.00       03/03
Willow Springs................ Riverside, CA            1,485.7 Acres   -- / (2)/        --        --      --          --

--------
(1) Single note, with all properties as collateral.
(2) Single note, with all properties as collaterial.
(3) Also secured by 1,846,000 shares of TCI Common Stock.
(4) Single note, with all properties as collateral.
(5) Variable interest rate.
(6) Paid off in September 2001.
(7) Extended to April 2002.

                        AMERICAN REALTY INVESTORS, INC.

(8) Extended to April 2002.
(9) In December 2001, TCI, a related party, purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, for $2.0 million. NM owns the Executive Court Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note payable to TCI.

   Related party. In December 2001, TCI purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, for $2.0 million. NM owns the Executive Court Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note payable to TCI.

   In 2000, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                      Net
                                                Acres/        Debt          Debt      Cash       Interest     Maturity
        Property               Location      Units/Sq. Ft.  Incurred     Discharged Received       Rate         Date
        --------          ------------------ -------------- --------     ---------- --------     --------     --------
Apartments
Bent Tree................ Addison, TX             292 Units $ 8,900       $ 6,685   $   593/(1)/   9.25%/(2)/  11/03
Chateau Bayou............ Ocean Springs, MS       122 Units   1,007            --       988        8.36        05/10
Confederate Point........ Jacksonville, FL        206 Units   7,440         5,879     1,039        8.12        05/07
Rockborough.............. Denver, CO              345 Units   2,222            --     1,942        8.37        11/10
Waters Edge.............. Gulfport, MS            238 Units   7,532         3,993     3,447        8.08        05/07
Whispering Pines......... Topeka, KS              320 Units   7,530         6,829       302        8.12        05/07

Office Buildings
Centura Tower............ Farmers Branch, TX 410,910 Sq.Ft.  15,000            --    14,612       16.90        07/02

Land
Centura, Clark and Wooley Farmers Branch, TX    10.08 Acres   7,150            --     6,960       14.00        03/03
Frisco Bridges........... Collin County, TX    127.41 Acres  18,000        11,900     6,190       13.00        03/01/(4)/
Frisco Bridges........... Collin County, TX     62.84 Acres   7,800         4,985     2,432       14.00        03/02
Katy..................... Harris County, TX     130.6 Acres   4,250         4,042        (9)      13.00        05/01
Mason/Goodrich........... Houston, TX          235.00 Acres   2,250            --     1,924       14.00        01/02
Nashville................ Nashville, TN        144.82 Acres  10,000         2,034     7,039       15.50        07/00/(5)/
Pioneer Crossing......... Austin, TX           599.78 Acres  12,500        12,021      (446)      14.50        10/01
Keller................... Fort Worth, TX        30.13 Acres   8,000/(3)/       --     7,750       14.00        10/01
Lacy Longhorn............ Farmers Branch, TX    17.12 Acres     -- /(3)/       --        --          --           --
McKinney Corners......... McKinney, TX          10.98 Acres     -- /(3)/       --        --          --           --
Thompson................. Farmers Branch, TX     3.99 Acres     -- /(3)/       --        --          --           --
Tomlin................... Farmers Branch, TX     9.00 Acres     -- /(3)/       --        --          --           --
Tree Farm................ Dallas, TX            10.36 Acres     -- /(3)/       --        --          --           --

--------
(1) Net of release and prepayment fees.
(2) Variable interest rate.
(3) Single note, with all properties as collateral.
(4) Property sold in July 2000.
(5) Debt maturity date extended to July 2001.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 9.  MARGIN BORROWINGS

   ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by the equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 5.75% to 24.0% per annum. Margin borrowings were $28.0 million at December 31, 2001, and $13.5 million at December 31, 2000, 39.2% and 46.1%, respectively, of the market values of the equity securities at those dates.

   In June 2000, 1.6 million shares of TCI common stock and 54,000 shares of IORI common stock held as collateral on margin loans were sold to satisfy margin calls resulting in losses totaling $7.9 million. These losses are included in equity income of investees in the Consolidated Statements of Operations. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   In March 2001, ARI obtained a security loan in the amount of $3.5 million from a financial institution. ARI received net cash of $3.5 million after paying various closing costs. The loan bore interest at 16.0% per annum. In April and May 2001, a total of $2.0 million in principal paydowns were made. In July 2001, the loan was repaid in full, including accrued but unpaid interest. The loan was secured by 472,000 shares of TCI common stock owned by ARI and 128,000 shares of ARI Common Stock owned by One Realco.

   In September 2001, ARI obtained a security loan in the amount of $20.0 million from a financial institution. ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan requires monthly payments of interest only and matures in September 2002. The loan is secured by 2,602,608 shares of TCI common stock held by ARI and 920,507 shares of TCI common stock held by BCM, ARI's advisor.

   In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. ARI received net cash of $1.0 million after payment of various closing costs. The loan bears interest at 1% over the prime rate, currently 5.75% per annum, requires monthly payments of interest only and matures in October 2003. The loan is callable upon 60 days prior notice, and is secured by 200,000 shares of ARI Common Stock held by BCM, ARI's advisor.

   In April 2000, ARI obtained a security loan in the amount of $5.0 million from a financial institution. ARI received net cash of $4.6 million after payment of various closing costs. The loan bears interest at 1% over the prime rate, currently 5.75% per annum, requires monthly payments of interest only and matures September 2002. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

   In June 2000, TCI funded a $9.0 million loan to ARI. The loan was secured by 409,934 shares of IORI common stock. The loan bore interest at 15% per annum and matured in October 2000. All principal and interest were due at maturity. A paydown of $3.2 million plus accrued interest was made in September 2000 with the remainder of the loan plus accrued interest being paid in October 2000.

NOTE 10.  DIVIDENDS

   During the second quarter of 1999, ARI's Board of Directors established a policy that dividend declarations on Common Stock would be determined on an annual basis following the end of each year. No dividends on Common Stock were declared for 2000 or 2001. Future distributions to Common stockholders will be dependent upon ARI's income, financial condition, capital requirements and other factors deemed relevant by the Board.

                        AMERICAN REALTY INVESTORS, INC.

   Dividends on Common Stock totaling $532,000 or $.05 per share were declared in 1999. ARI reported to the Internal Revenue Service that 100% of the dividends paid on Common Stock in 1999 represented a return of capital.

NOTE 11.  PREFERRED STOCK

   There are 15,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after August 15, 2003, into ARI Common Stock at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2001, 2,724,910 shares of Series A Preferred Stock were outstanding and 1,808,879 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., a wholly-owned subsidiary of ARI. Dividends are not paid on these shares.

   There are 80,000 shares of Series B 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bears an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock is reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units for $1.00 per unit. At December 31, 2001, two million of the Class A units remained to be purchased in May 2002. At December 31, 2001, no Series B Preferred Stock was outstanding.

   There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. At December 31, 2001, 13,438,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At December 31, 2000, shares of Series C Preferred Stock could be converted into 25,000 shares of ARI Common Stock. On or after June 30, 2002 and 2003, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock in each year. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock in ARI Common Stock will be at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm, L.P. were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm, L.P. were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note bears interest at 10.0% per annum, with a payment of $1.9 million plus accrued but unpaid interest due at maturity in December 2002. At December 31, 2001, no Series C Preferred Stock was outstanding.

   There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and

                        AMERICAN REALTY INVESTORS, INC.

December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units may be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2001, no shares of Series D Preferred Stock were outstanding.

   There are 500,000 shares of Series E 6% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2001, 50,000 shares of Series E Preferred Stock were outstanding.

   There are 4,961 shares of Series F Redeemable Preferred Stock authorized, with a par value of $2.00 per share and a liquidation value of $1,000 per share. There are no dividends. The shares are redeemable quarterly in an amount equal to 20% of net cash flow from oil and gas operations. Through December 2001, sales have totaled $59,000, total operating expenses are $269,000 and oil field equipment purchases have been $511,000. At December 31, 2001, 3,968.75 shares of Series F Preferred Stock were outstanding. See NOTE 5. "OIL AND GAS OPERATIONS."

NOTE 12.  STOCK OPTIONS

   In January 1998, stockholders approved the 1997 Stock Option Plan (the "Option Plan"). Under the Option Plan, options have been granted to certain ARI officers and key employees of BCM and its affiliates. The Option Plan provides for options to purchase up to 300,000 shares of Common Stock. All grants are determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant.

                         2001                     2000                     1999
               ------------------------ ------------------------ ------------------------
                Number                   Number                   Number
               of Shares Exercise Price of Shares Exercise Price of Shares Exercise Price
-              --------- -------------- --------- -------------- --------- --------------
Outstanding at
  January 1,..  205,750   $16.35-18.53   297,250   $16.35-18.53   276,750   $16.35
Granted.......       --                       --                   37,500    18.53
Canceled......  (32,000)  $16.35-18.53   (91,500)  $16.35         (17,000)   16.35
                -------                  -------                  -------
Outstanding at
  December 31,  173,750   $16.35-18.53   205,750   $16.35-18.53   297,250    16.35-18.53
                =======                  =======                  =======

   At December 31, 2001, 83,850 options were exercisable at an exercise price of $16.35 per Common share and 13,600 shares were exercisable at an exercise price of $18.53 per share.

   In January 1999, stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001 and 2002, each Independent Director was granted an

                        AMERICAN REALTY INVESTORS, INC.

option to purchase 1,000 Common shares at exercise prices of $18.53, $13.625 and $9.87 per Common share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 2001, 10,000 options were exercisable at prices ranging from $13.625 to $18.53 per Common share.

   Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations are utilized by management in accounting for the option plans. All share options issued have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," net income and net income per share would have been the pro forma amounts indicated below.

                                   2001                  2000                  1999
                           --------------------- --------------------- ---------------------
                           As Reported Pro Forma As Reported Pro Forma As Reported Pro Forma
                           ----------- --------- ----------- --------- ----------- ---------
Net income applicable to
  common shares...........   $12,584    $11,915     $352        $21      $8,017     $7,673
Net income applicable to
  common shares, per share      1.07       1.02      .03         --         .75        .71

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            2001  2000  1999
                                            ----  ----  ----
                  Dividend yield...........   --    --   .29%
                  Expected volatility......   72%   43%   18%
                  Risk-free interest rate.. 1.25% 5.75% 5.75%
                  Expected lives (in years)   10    10     9
                  Forfeitures..............   10%   10%   10%

   The weighted average fair value per share of options in 2001 was $6.86.

NOTE 13.  ADVISORY AGREEMENT

   Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, the day-to-day operations of ARI are performed by BCM, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. BCM as advisor also serves as a consultant in connection with the preparation of ARI's business plan and investment policy decisions made by the Board.

   BCM, an affiliate, has been providing advisory services to ARI or ART since February 6, 1989. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of the trust for the benefit of his children that owns BCM and, in such capacity has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services for ARI.

   The Advisory Agreement provides that BCM shall receive base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of ARI's Average Invested Assets.

                        AMERICAN REALTY INVESTORS, INC.

   In addition to base compensation, the Advisory Agreement provides that BCM, or an affiliate of BCM, receive an acquisition fee for locating, leasing or purchasing real estate for ARI's benefit; a disposition fee for the sale of each equity investment in real estate; a loan arrangement fee; an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any; and a mortgage placement fee, on mortgage loans originated or purchased.

   The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees not directly identifiable to ARI's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance of its duties under the Advisory Agreement.

   If and to the extent that BCM or any director, officer, partner or employee of BCM, shall be requested to render services to ARI other than those required to be rendered by BCM under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between each party from time to time.

   The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. Management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

NOTE 14.  PROPERTY MANAGEMENT

   Affiliates of BCM provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, and Carmel Realty, Inc. ("Carmel") provide property management services to ARI's properties for a fee of 5% or less of the monthly gross rents collected on the residential properties under its management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is GS Realty Services, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management of 13 of ARI's commercial properties (office buildings, shopping centers and a merchandise mart) and eight of its hotels to Regis Realty, Inc. ("Regis"), a related party, which is a company also owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

NOTE 15.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Fees and cost reimbursements to BCM and its affiliates were as follows:

                                                  2001    2000    1999
                                                 ------- ------- -------
        Fees
           Advisory fee......................... $ 6,715 $ 5,049 $ 5,538
           Net income fee.......................     166      --      --
           Incentive fee........................   3,827   1,646      --
           Loan arrangement.....................   1,221   1,186     941
           Brokerage commissions................      --   1,152  10,706
           Property and construction management
             and leasing commissions*...........      --   1,385   3,688
                                                 ------- ------- -------
                                                 $11,929 $10,418 $20,873
                                                 ======= ======= =======
        Cost reimbursements..................... $ 2,845 $ 5,335 $ 5,824
                                                 ======= ======= =======

                        AMERICAN REALTY INVESTORS, INC.

   Fees paid to Triad, an affiliate, and GS Realty, a related party:

                                                       2001   2000
                                                      ------ ------
             Fees
                Real estate brokerage................ $5,883 $5,777
                Property and construction management
                  and leasing commissions*...........  3,919  2,011
                                                      ------ ------
                                                      $9,802 $7,788
                                                      ====== ======

--------
* Net of property management fees paid to subcontractors, other than affiliates of BCM.

NOTE 16.  INCOME TAXES

   ARI had losses for federal income tax purposes for 2001, 2000 and 1999, as amended; therefore, it recorded no provision for income taxes. ARI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in equity method real estate entities. At December 31, 2001, ARI's tax basis in its net real and personal property assets exceeded their basis for financial statement purposes by $32.4 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes. Additionally, at December 31, 2001, ARI had current and carryforward net operating losses of $146.0 million expiring through the year 2021. Certain of the net operating and capital loss carryforwards may be subject to limitation under the current tax laws.

   At December 31, 2001, ARI had a net deferred tax asset of $60.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

NOTE 17.  RENTS UNDER OPERATING LEASES

   ARI's operations include the leasing of commercial properties (office buildings, shopping centers and a merchandise mart). The leases thereon expire at various dates through 2015. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 2001:

                               2002...... $17,107
                               2003......  15,299
                               2004......  13,059
                               2005......  11,163
                               2006......   8,974
                               Thereafter  33,743
                                          -------
                                          $99,345
                                          =======

   Pizza World Supreme, Inc. ("PWSI") conducts its operations from leased facilities which include office space, a warehouse, and 52 pizza parlor locations for which a lease was signed and the pizza parlor was either open at December 31, 2001 or scheduled to open thereafter. The leases expire over the next 20 years. PWSI also leases vehicles under operating leases.

                        AMERICAN REALTY INVESTORS, INC.

   The following is a schedule of minimum future rent commitments under operating leases as of December 31, 2001:

                               2002...... $ 2,222
                               2003......   2,126
                               2004......   2,032
                               2005......   1,784
                               2006......   1,502
                               Thereafter   4,759
                                          -------
                                          $14,425
                                          =======

   Total facilities and automobile rent expense relating to these leases was $2.2 million in 2001, $2.5 million in 2000 and $2.9 million in 1999.

NOTE 18.  OPERATING SEGMENTS

   Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in income of investees and other income which totaled $8.4 million in 2001, $4.3 million in 2000 and $11.0 million in 1999. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees, litigation settlement expenses and provision for losses which totaled $27.0 million in 2001, $57.6 million in 2000 and $82.8 million in 1999. Excluded from operating segment assets are assets of $118.7 million in 2001 and $97.8 million in 2000 and $88.1 million in 1999 which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which had operating revenues of $4.1 million and operating expenses of $3.0 million in 2001. Hotel Sofia had no operations in 2000. See NOTE 2. "REAL ESTATE" and NOTE 3. "NOTES AND INTEREST RECEIVABLE."

   Presented below is the operating income of each operating segment and each segment's assets for 2001, 2000 and 1999.

                        Commercial             U.S.   International                   Receivables/
                        Properties Apartments Hotels     Hotels       Land     PWSI      Other      Total
                        ---------- ---------- ------- ------------- --------  ------- ------------ --------
2001
Operating revenue......  $ 33,952   $ 58,272  $31,999    $ 4,131    $    253  $34,211   $   752    $163,570
Interest income........        --         --       --         --          --       --     2,817       2,817
Operating expenses.....    20,219     35,535   25,243      3,013       8,577   27,934       867     121,388
                         --------   --------  -------    -------    --------  -------   -------    --------
Operating income (loss)    13,733     22,737    6,756      1,118      (8,324)   6,277     2,702      44,999

Depreciation...........     7,614      4,601    2,575      1,562           4    1,320        31      17,707
Interest...............    17,079     18,974    4,483        624      28,885      940     6,063      77,048
Capital expenditures...     9,838        166      664      7,090       1,823    1,493       511      21,585
Assets.................   172,712    111,008   67,605     22,335     214,543   20,976    30,872     640,051

                        Commercial
                        Properties Apartments                         Land                          Total
                        ---------- ----------                       --------                       --------

Sales price............  $  7,350   $135,131                        $ 45,290                       $187,771
Cost of sales..........     5,118     63,156                          36,083                        104,357
                         --------   --------                        --------                       --------
Gains on sale..........  $  2,232   $ 71,975                        $  9,207                       $ 83,414
                         ========   ========                        ========                       ========

                        AMERICAN REALTY INVESTORS, INC.


                        Commercial             U.S.                                   Receivables/
                        Properties Apartments Hotels                  Land     PWSI      Other      Total
                        ---------- ---------- -------               --------  ------- ------------ --------
2000
Operating revenue......  $ 31,470   $ 69,754  $33,134               $    296  $32,551   $ 3,506    $170,711
Interest income........        --         --       --                     --       --     2,965       2,965
Operating expenses.....    19,779     40,426   24,127                  9,727   26,767        22     120,848
                         --------   --------  -------               --------  -------   -------    --------
Operating income (loss)    11,691     29,328    9,007                 (9,431)   5,784     6,449      52,828

Depreciation...........     6,493      6,344    2,707                     --    1,330         5      16,879
Interest...............    17,453     19,731    4,837                 26,389    1,135     7,157      76,702
Capital expenditures...     5,309      7,518      979                  2,076    1,087        --      16,969
Assets.................   165,781    147,070   97,682                242,969   21,679    14,073     689,254

                        Commercial
                        Properties Apartments                         Land                          Total
                        ---------- ----------                       --------                       --------

Sales price............  $ 37,516   $ 72,700                        $119,384                       $229,600
Cost of sales..........    15,652     26,837                          90,383                        132,872
                         --------   --------                        --------                       --------
Gains on sale..........  $ 21,864   $ 45,863                        $ 29,001                       $ 96,728
                         ========   ========                        ========                       ========

                        Commercial             U.S.                                   Receivables/
                        Properties Apartments Hotels                  Land     PWSI      Other      Total
                        ---------- ---------- -------               --------  ------- ------------ --------
1999
Operating revenue......  $ 30,176   $ 93,933  $31,583                    364  $30,781   $ 1,575    $188,412
Interest income........        --         --       --                     --       --     6,414       6,414
Operating expenses.....    16,460     56,392   24,237                  9,017   26,278       448     132,832
                         --------   --------  -------               --------  -------   -------    --------
Operating income (loss)    13,716     37,541    7,346                 (8,653)   4,503     7,541      61,994

Depreciation...........     4,464      9,119    2,354                     --    1,288       151      17,376
Interest...............    10,244     28,775    4,926                 35,968    1,241    10,582      91,736
Capital expenditures...     2,064      8,694    1,120                    374      895        --      13,147
Assets.................   192,742    189,438   71,357                317,846   21,177    38,851     831,411

                                               U.S.
                                   Apartments Hotels                  Land                          Total
                                   ---------- -------               --------                       --------

Sales price............             $185,400  $28,000               $ 69,618                       $283,018
Cost of sales..........               88,856   18,836                 46,066                        153,758
                                    --------  -------               --------                       --------
Gains on sale..........             $ 96,544  $ 9,164               $ 23,552                       $129,260
                                    ========  =======               ========                       ========

                        AMERICAN REALTY INVESTORS, INC.

NOTE 19.  QUARTERLY RESULTS OF OPERATIONS

   The following is a tabulation of quarterly results of operations for the years 2001 and 2000 (unaudited):

                                                             Three Months Ended
                                                --------------------------------------------
                                                March 31, June 30, September 30, December 31,
                                                --------- -------- ------------- ------------
2001
Operating income...............................  $ 9,762  $ 7,180     $10,560      $ 8,613
Gain on land sales.............................    3,789      924       3,547          947
Pizza parlor gross margin......................    1,404    1,604       1,559        1,710
Oil and gas gross margin.......................       --       --         (89)        (121)
                                                 -------  -------     -------      -------
Income from operations.........................   14,955    9,708      15,577       11,149
Equity in income (loss) of investees...........       (5)   5,710       3,452         (354)
Gains on sale of real estate...................   16,426   25,840      12,334       19,607
Interest and other income......................      417      820         818          393
                                                 -------  -------     -------      -------
Total other income.............................   16,838   32,370      16,604       19,646
Total other expenses...........................   29,403   33,545      31,115       27,715
                                                 -------  -------     -------      -------
Net income (loss)..............................    2,390    8,533       1,066        3,080
Preferred dividend requirement.................     (642)    (606)       (620)        (617)
                                                 -------  -------     -------      -------
Net income attributable to Common shares.......  $ 1,748  $ 7,927     $   446      $ 2,463
                                                 =======  =======     =======      =======
Earnings per share
Net income (loss)..............................  $   .17  $   .78     $   .04      $   .22
                                                 =======  =======     =======      =======

                                                             Three Months Ended
                                                --------------------------------------------
                                                March 31, June 30, September 30, December 31,
                                                --------- -------- ------------- ------------
2000
Operating income...............................  $11,114  $12,714     $10,932      $ 9,319
Gain on land sales.............................    2,449    1,062      23,611        1,879
Pizza parlor gross margin......................    1,384    1,540       1,326        1,534
                                                 -------  -------     -------      -------
Income from operations.........................   14,947   15,316      35,869       12,732
Equity in income of investees..................      202       94       2,577        2,373
Gains on sale of real estate...................   16,154   32,078       3,474       16,021
Interest and other income......................    2,341      484         889       (1,675)
                                                 -------  -------     -------      -------
Total other income.............................   18,697   32,656       6,940       16,719
Total other expenses...........................   39,367   48,836      32,929       30,065
                                                 -------  -------     -------      -------
Net income (loss) before income taxes..........   (5,723)    (864)      9,880         (614)
Provision for income taxes.....................       --       --      (1,652)       1,652
                                                 -------  -------     -------      -------
Net income (loss)..............................   (5,723)    (864)      8,228        1,038
Preferred dividend requirement.................     (508)    (563)       (590)        (666)
                                                 -------  -------     -------      -------
Net income (loss) attributable to Common shares  $(6,231) $(1,427)    $ 7,638      $   372
                                                 =======  =======     =======      =======
Earnings per share
Net income (loss)..............................  $  (.58) $  (.13)    $   .76      $   .03
                                                 =======  =======     =======      =======

                        AMERICAN REALTY INVESTORS, INC.

NOTE 20.  COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

   Liquidity. Although management anticipated that ARI would generate excess cash from operations in 2001, such excess cash did not materialize and, therefore, was not sufficient to discharge all of ARI's debt obligations as they became due. ARI relied on additional borrowings, and sales of land and income producing properties to meet its cash requirements. In 2002, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.
   Commitments. In March 1999, an agreement was reached with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI has committed to purchase the remaining two million units in May 2002. See NOTE 11. "PREFERRED STOCK."

   On October 3, 2000, ARI and IORI entered into an agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. The total cost to purchase the TCI shares was $30.8 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid, and ARI acquired the TCI shares.

   Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

   A litigation reserve has been established for the estimated exposure in a breach of contract dispute.

NOTE 21.  SUBSEQUENT EVENTS

   In 2002, ARI purchased the following property:

                                          Purchase Net Cash   Debt   Interest Maturity
   Property       Location     Sq. Ft.     Price     Paid   Incurred   Rate     Date
   --------      ---------- ------------- -------- -------- -------- -------- --------
Shopping Center
Plaza on Bachman Dallas, TX 80,278 Sq.Ft.  $4,707    $ --     $ --      --       --

--------
(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

   In 2002, ARI sold the following properties:

                                           Units/     Sales  Net Cash    Debt    Gain/(Loss)
      Property            Location      Acres/Sq. Ft. Price  Received Discharged   on Sale
      --------        ----------------- ------------- ------ -------- ---------- -----------
Apartments
Villas............... Plano, TX           208 Units   $8,525  $3,701    $4,023     $5,604

Land
Katrina.............. Palm Desert, CA     2.1 Acres    1,323     (40)    1,237        978
Lakeshore Villas/(1)/ Harris County, TX  16.9 Acres      941     294        --         --
Rasor/(1)/........... Plano, TX          24.5 Acres    2,306     120        --         --
Thompson II.......... Dallas County, TX    .2 Acres       21      20        --        (10)
Vista Ridge.......... Lewisville, TX     10.0 Acres    1,525     130     1,220        401

                                                                            Gain/
                                    Units/     Sales  Net Cash    Debt    (Loss) on
      Property        Location   Acres/Sq. Ft. Price  Received Discharged   Sale
      --------       ----------- ------------- ------ -------- ---------- ---------
Shopping Center
Oaktree Village/(1)/ Lubbock, TX 45,623 Sq.Ft. $1,734   $186     $1,430     $ --

--------
(1) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.

   In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                          Debt      Debt    Net Cash Interest     Maturity
       Property             Location      Acres/Sq.Ft.  Incurred Discharged Received   Rate         Date
       --------        ------------------ ------------- -------- ---------- -------- --------     --------
Office Building
Rosedale Towers....... Minneapolis, MN    84,798 Sq.Ft.  $5,109    $   --   $ 5,109   12.000%      12/04/(1)/
Two Hickory Centre.... Farmers Branch, TX 96,127 Sq.Ft.   4,448        --     4,448   12.000       12/04/(2)/

Land
Walker................ Dallas County, TX     90.6 Acres   8,500     8,500    (1,411)  11.250/(3)/  01/03

Shopping Center
Plaza on Bachman Creek Dallas, TX         80,278 Sq.Ft.   5,000        --     4,444    6.625/(3)/  04/04

--------
(1) In January 2002, IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosedale Towers Office Bulding. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the shares of Rosedale for the purchase price. Management has classified this related party transaction as a note payable to IORI.
(2) In January 2002, TCI, a related party, purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. Two Hickory owns the Two Hickory Centre Office Bulding. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Management has classified this related party transaction as a note payable to TCI.
(3) Variable interest rate.

   ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Fund II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.0 million in cash from the sale. ARI's share of the loss incurred on the sale was $531,000, which will be included in equity in income of investees in the Consolidated Statement of Operations.

                                                                   SCHEDULE III

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001

                                                                         Cost
                                                                     Capitalized
                                                                    Subsequent to        Gross Amounts of Which
                                               Initial Cost          Acquisition         Carried at End of Year    Accumu-
                                            ------------------- ----------------       ---------------------------  lated
                                    Encum-          Building &  Improve-                       Building &    (1)   Depreci-
Property/Location                   brances  Land  Improvements  ments    Other         Land  Improvements  Total   ation
-----------------                   ------- ------ ------------ -------- -------       ------ ------------ ------- --------
                                                                              (dollars in thousands)
Properties Held for Investment
Apartments
Arlington Place, Pasadena, TX...... $ 4,249 $  330    $3,275    $   752  $   398/(4)/  $  330   $ 4,425    $ 4,755  $3,196
Bay Anchor, Panama City, FL........      --     13       117         --       --           13       117        130      12
Bridgestone, Friendswood, TX.......   2,080    169     1,780        192      227/(4)/     169     2,119      2,368   1,292
Chateau, Bellevue, NE..............   3,347    130     1,723        141      270/(4)/     130     2,134      2,264   1,265
Chateau Bayou, Ocean Springs, MS...   3,926    591     2,364         --       --          591     2,364      2,955     227
Confederate Point, Jacksonville, FL   7,358    246     3,736        717      467/(4)/     246     4,920      5,166   3,333
Conradi House, Tallahassee, FL.....   1,058    128     1,151         --       --          128     1,151      1,279     115
Daluce, Tallahassee, FL............   2,520    221     2,619          4       --          221     2,623      2,844     262
Falcon House, Ft. Walton, FL.......   2,010    219     1,967         --       --          219     1,967      2,186     197
Foxwood, Memphis, TN...............   5,876    218     3,188        951      743/(4)/     218     4,882      5,100   2,926
Georgetown, Panama City, FL........     810    114     1,025         --       --          114     1,025      1,139     103
Governor Square, Tallahassee, FL...   3,202    519     4,724         28       --          519     4,752      5,271     475
Grand Lagoon, Panama City, FL......   1,211    165     1,498          2       --          165     1,500      1,665     150
Greenbriar, Tallahassee, FL........     991    122     1,094         --       --          122     1,094      1,216     109
La Mirada, Jacksonville, FL........   7,404    392     5,454      1,675      648/(4)/     392     7,777      8,169   5,249
Lake Chateau, Thomasville, GA......   1,081    153     1,380         --       --          153     1,380      1,533     138
Lakeshore Villas, Harris County, TX  12,520  2,554        --     14,469   (3,249)/(4)/  2,554    11,220     13,774     460
Landings/Marina, Pensacola, FL.....   1,184    139     1,256         --       --          139     1,256      1,395     126
Lee Hills, Tallahassee, FL.........     122     26       236         --       --           26       236        262      24
Mallard Lake, Greensboro, NC.......   7,403    534     7,099        858      416/(4)/     534     8,373      8,907   5,716
Med Villas, San Antonio, TX........   2,826    712     2,848         --       --          712     2,848      3,560     273
Morning Star, Tallahassee, FL......   1,201    149     1,346          2       --          149     1,348      1,497     135
Northside Villas, Tallahassee, FL..   2,838    414     3,758          1       --          414     3,759      4,173     352
Oak Hill, Tallahassee, FL..........   1,880    233     2,101          6       --          233     2,107      2,340     211
Oak Tree, Grandview, MO............   4,094    304     3,543        245      418/(4)/     304     4,206      4,510   2,248
Oaks of Vista Ridge, Lewisville, TX      --     --       142         --       --           --       142        142      --
Park Avenue, Tallahassee, FL.......   2,764    369     3,347          5      (17)/(4)/    369     3,335      3,704     335
Pheasant Ridge, Bellevue, NE.......   6,297    231     4,682      1,099      455/(4)/     231     6,236      6,467   4,199
Pinecrest, Tallahassee, FL.........     947     99       891          1       --           99       892        991      89
Quail Point, Huntsville, AL........   3,704    184     2,716        267      217/(4)/     184     3,200      3,384   2,404

                                                         Life on
                                                          Which
                                                       Depreciation
                                                        In Latest
                                     Date of           Statement of
                                    Construc-   Date   Operation is
Property/Location                     tion    Acquired   Computed
-----------------                   --------- -------- ------------

Properties Held for Investment
Apartments
Arlington Place, Pasadena, TX......   1973     11/76   10-40 years
Bay Anchor, Panama City, FL........   1979      1998    7-40 years
Bridgestone, Friendswood, TX.......   1979     06/82    5-40 years
Chateau, Bellevue, NE..............   1968     02/81    5-40 years
Chateau Bayou, Ocean Springs, MS...   1973      1998   10-40 years
Confederate Point, Jacksonville, FL   1969     05/79    7-40 years
Conradi House, Tallahassee, FL.....   1968      1998    7-40 years
Daluce, Tallahassee, FL............   1974      1998    7-40 years
Falcon House, Ft. Walton, FL.......   1969      1998   10-40 years
Foxwood, Memphis, TN...............   1974     08/79    7-40 years
Georgetown, Panama City, FL........   1974      1998    7-40 years
Governor Square, Tallahassee, FL...   1974      1998   10-40 years
Grand Lagoon, Panama City, FL......   1979      1998    7-40 years
Greenbriar, Tallahassee, FL........   1985      1998    7-40 years
La Mirada, Jacksonville, FL........   1971     01/79   10-40 years
Lake Chateau, Thomasville, GA......   1972      1998    7-40 years
Lakeshore Villas, Harris County, TX   2000      1999   10-40 years
Landings/Marina, Pensacola, FL.....   1979      1998    7-40 years
Lee Hills, Tallahassee, FL.........   1974      1998   10-40 years
Mallard Lake, Greensboro, NC.......   1974     05/79   10-40 years
Med Villas, San Antonio, TX........   1967      1998   10-40 years
Morning Star, Tallahassee, FL......   1970      1998    7-40 years
Northside Villas, Tallahassee, FL..   1973      1998   10-40 years
Oak Hill, Tallahassee, FL..........   1974      1998   10-40 years
Oak Tree, Grandview, MO............   1968     03/82    7-40 years
Oaks of Vista Ridge, Lewisville, TX   2002      2002           N/A
Park Avenue, Tallahassee, FL.......   1985      1998   10-40 years
Pheasant Ridge, Bellevue, NE.......   1974     10/78    7-40 years
Pinecrest, Tallahassee, FL.........   1978      1998    7-40 years
Quail Point, Huntsville, AL........   1960     08/75    7-40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


                                                                         Cost
                                                                     Capitalized
                                                                    Subsequent to        Gross Amounts of Which
                                               Initial Cost          Acquisition         Carried at End of Year    Accumu-
                                            ------------------- ----------------       ---------------------------  lated
                                    Encum-          Building &  Improve-                       Building &    (1)   Depreci-
Property/Location                   brances  Land  Improvements  ments    Other         Land  Improvements  Total   ation
-----------------                   ------- ------ ------------ -------- -------       ------ ------------ ------- --------
                                                                              (dollars in thousands)
Properties Held for Investment--(Continued)
Apartments--(Continued)
Regency, Lincoln, NE............... $ 3,238 $  304   $ 1,865    $   412  $   328/(4)/  $  304   $ 2,605    $ 2,909  $1,455
Regency, Tampa, FL.................   1,721    450     4,052          1       --          450     4,053      4,503     380
Rolling Hills, Tallahassee, FL.....   2,850    335     3,012         45       --          335     3,057      3,392     316
Seville, Tallahassee, FL...........   1,269    187     1,687         --       --          187     1,687      1,874     169
Stonebridge, Florissant, MO........   2,908    193     2,076        261      267/(4)/     193     2,604      2,797   1,748
Stonegate, Tallahassee, FL.........   1,036    188     1,693          5       --          188     1,698      1,886     159
Sun Hollow, El Paso, TX............   4,565    385     4,159         75      503/(4)/     385     4,737      5,122   2,918
Sunset, Odessa, TX.................   1,792    345     1,382         --       --          345     1,382      1,727     132
Valley Hi, Tallahassee, FL.........     883     92       834         --       --           92       834        926      83
Villa Del Mar, Wichita, KS.........   3,669    387     3,134        116      546/(4)/     387     3,796      4,183   2,127
Villager, Ft. Walton, FL...........     531    125     1,123          3       --          125     1,126      1,251     106
Villas, Plano, TX..................   3,518    516     3,948        607      426/(4)/     516     4,981      5,497   3,304
Vista Lago, Farmers Branch, TX.....      --     --        18         --       --           --        18         18      --
Waters Edge III, Gulfport, MS......   7,447    331     1,324        (14)      --          331     1,310      1,641     116
Westwood, Mary Ester, FL...........   2,482    318     2,876          1       --          318     2,877      3,195     288
Westwood Parc, Tallahassee, FL.....   1,382    165     1,483         --       --          165     1,483      1,648     148
Whispering Pines, Topeka, KS.......   7,447    228     4,330      1,054      653(4)       228     6,037      6,265   3,836
White Pines, Tallahassee, FL.......      --     75       671          2       --           75       673        748      63
Windsor Tower, Ocala, FL...........   1,132    225     2,031         --       --          225     2,031      2,256     190
Wood Hollow, San Antonio, TX.......   5,370    888     7,261      1,795    1,024          888    10,080     10,968   6,884
Woodlake, Carrollton, TX...........   8,551    585     5,848      1,041      785/(4)/     585     7,674      8,259   4,677
Woodsong II, Smyrna, GA............   5,695    322     3,705        340      336/(4)/     322     4,381      4,703   3,431

Office Building
56 Expressway, Oklahoma City, OK...   1,602    406     3,976        629   (2,356)/(2)/    406     1,997      2,403   2,031
                                                                            (252)/(4)/
Centura Tower, Farmers Branch, TX..  43,739  3,900    29,285     24,795   (8,200)/(4)/  3,900    45,880     49,780   4,135
Cooley Building, Farmers Branch, TX   1,916    729     2,918          4     (307)/(4)/    729     2,615      3,344     267

                                                         Life on
                                                          Which
                                                       Depreciation
                                                        In Latest
                                     Date of           Statement of
                                    Construc-   Date   Operation is
Property/Location                     tion    Acquired   Computed
-----------------                   --------- -------- ------------

Properties Held for Investment--(Continued)
Apartments--(Continued)
Regency, Lincoln, NE...............   1973     05/82    7-40 years
Regency, Tampa, FL.................   1967      1998   10-40 years
Rolling Hills, Tallahassee, FL.....   1972      1998   10-40 years
Seville, Tallahassee, FL...........   1972      1998   10-40 years
Stonebridge, Florissant, MO........   1975     10/77    5-40 years
Stonegate, Tallahassee, FL.........   1972      1998   10-40 years
Sun Hollow, El Paso, TX............   1977     09/79    7-40 years
Sunset, Odessa, TX.................   1981      1998   10-40 years
Valley Hi, Tallahassee, FL.........   1980      1998   10-40 years
Villa Del Mar, Wichita, KS.........   1971     10/81    7-40 years
Villager, Ft. Walton, FL...........   1972      1998   10-40 years
Villas, Plano, TX..................   1977     04/79    7-40 years
Vista Lago, Farmers Branch, TX.....   2002      2002           N/A
Waters Edge III, Gulfport, MS......   1968      1998   10-40 years
Westwood, Mary Ester, FL...........   1972      1998   10-40 years
Westwood Parc, Tallahassee, FL.....   1974      1998   10-40 years
Whispering Pines, Topeka, KS.......   1972     02/78    7-40 years
White Pines, Tallahassee, FL.......   1974      1998   10-40 years
Windsor Tower, Ocala, FL...........   1982      1998   10-40 years
Wood Hollow, San Antonio, TX.......   1974     11/78    5-40 years
Woodlake, Carrollton, TX...........   1979     08/78    7-40 years
Woodsong II, Smyrna, GA............   1975     08/80    7-40 years

Office Building
56 Expressway, Oklahoma City, OK...   1981     03/82    7-40 years

Centura Tower, Farmers Branch, TX..   1999      1999    7-40 years
Cooley Building, Farmers Branch, TX   1996      1999    7-40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


                                                                      Cost
                                                                  Capitalized
                                                                 Subsequent to        Gross Amounts of Which
                                            Initial Cost          Acquisition         Carried at End of Year    Accumu-
                                         ------------------- ----------------       ---------------------------  lated
                                 Encum-          Building &  Improve-                       Building &    (1)   Depreci-
Property/Location                brances  Land  Improvements  ments    Other         Land  Improvements  Total   ation
-----------------                ------- ------ ------------ -------- -------       ------ ------------ ------- --------
                                                                           (dollars in thousands)
Properties Held for Investment--(Continued)
Office Building--(Continued)
Encino, Encino, CA.............. $34,089 $4,072   $36,651    $  -392  $   845       $4,072   $37,888    $41,960  $2,466
Executive Court, Memphis, TN....   1,598    271     2,099        749       (6)         271     2,842      3,113   1,890
Melrose Business Park, Oklahoma
 City, OK.......................     838    367     2,674        356   (1,000)/(2)/    367     1,657      2,024   1,559
                                                                         (373)/(4)/
One Hickory Centre, Farmers
 Branch, TX.....................   8,020    335     7,651      3,548       --          335    11,199     11,534   1,152
Two Hickory Centre, Farmers
 Branch, TX.....................   6,805    318     7,827      1,214       --          318     9,041      9,359     587
Four Hickory Centre, Farmers
 Branch, TX.....................   5,000    303    11,894         --       --          303    11,894     12,197      --
Rosedale Towers, Roseville, MN..   2,601    665     3,769      1,490      (50)         665     5,209      5,874   2,104
University Square, Anchorage, AK     800    562     3,276        223   (1,881)/(2)/    562     1,566      2,128   1,487
                                                                          (52)/(4)/

Shopping Centers
Collection, Denver, CO..........  13,887     --    20,791        158     (461)          --    20,488     20,488   2,256
Cross County Mall, Mattoon, IL..   8,781    608     6,468      6,407     (810)/(4)/    608    12,065     12,673   9,298
Cullman, Cullman, AL............   5,250    400     1,830        179     (110)/(4)/    400     1,899      2,299   1,407
Oaktree Shopping Village,
 Lubbock, TX....................   1,396    192     1,431         15      163          192     1,609      1,801     241
Westwood, Tallahassee, FL.......   5,834     --     5,424      1,664    1,135/(5)/      --     5,953      5,953   3,877

Merchandise Mart
Denver Mart, Denver, CO.........  28,490  4,824     5,184     15,888       24        4,824    21,096     25,920   5,374


Hotels
Best Western Hotel, Virginia
 Beach, VA......................   4,228  1,521     5,754      1,070       --        1,521     6,824      8,345   1,276

                                                      Life on
                                                       Which
                                                    Depreciation
                                                     In Latest
                                  Date of           Statement of
                                 Construc-   Date   Operation is
Property/Location                  tion    Acquired   Computed
-----------------                --------- -------- ------------

Properties Held for Investment--(Continued)
Office Building--(Continued)
Encino, Encino, CA..............    1986    05/99    7-40 years
Executive Court, Memphis, TN....    1980    09/82    7-40 years
Melrose Business Park, Oklahoma
 City, OK.......................    1980    03/82    5-40 years

One Hickory Centre, Farmers
 Branch, TX.....................    1998     1998   10-40 years
Two Hickory Centre, Farmers
 Branch, TX.....................    2000     2000    7-40 years
Four Hickory Centre, Farmers
 Branch, TX.....................    2002     2002    7-40 years
Rosedale Towers, Roseville, MN..    1974     1990   10-40 years
University Square, Anchorage, AK    1981    12/81    5-40 years


Shopping Centers
Collection, Denver, CO..........    1955     1997   10-40 years
Cross County Mall, Mattoon, IL..    1971    08/79    5-40 years
Cullman, Cullman, AL............    1979    02/79    7-40 years
Oaktree Shopping Village,
 Lubbock, TX....................    1981     1995   10-40 years
Westwood, Tallahassee, FL.......    1980    10/83    5-40 years

Merchandise Mart
Denver Mart, Denver, CO.........   1965/     1992   10-40 years
                                    1986

Hotels
Best Western Hotel, Virginia
 Beach, VA......................    1983     1996   10-40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


                                                                              Cost
                                                                           Capitalized
                                                                          Subsequent to         Gross Amounts of Which
                                                    Initial Cost           Acquisition          Carried at End of Year
                                                -------------------- -----------------       -----------------------------
                                  Encum-                 Building &  Improve-                         Building &    (1)
Property/Location                 brances        Land   Improvements  ments    Other          Land   Improvements  Total
-----------------                 --------      ------- ------------ -------- --------       ------- ------------ --------
                                                                                 (dollars in thousands)
Properties Held for Investment--(Continued)
Hotels--(Continued)
AKC Holiday Inn, Kansas
 City, MO........................ $  5,145      $ 1,110   $  4,535   $  2,769 $     --       $ 1,110   $  7,304   $  8,414
Piccadilly Airport, Fresno, CA...    5,022           --      7,834        490       --            --      8,324      8,324
Piccadilly Chateau, Fresno, CA...    2,113           --      3,906         74      (33)           --      3,947      3,947
Piccadilly Shaws, Fresno, CA.....    5,831        2,392      9,567        958       --         2,392     10,525     12,917
Piccadilly University, Fresno, CA    5,671           --     12,011        297     (163)           --     12,145     12,145
Quality Inn, Denver, CO..........    3,763           --        302      2,421       --            --      2,723      2,723
Grand Hotel, Sofia, Bulgaria.....    4,994          140     11,884     14,567   (2,500)/(7)/     140     23,951     24,091
Williamsburg Hospitality House,
 Williamsburg, VA................   13,567        4,049     16,195      2,256       --         4,049     18,451     22,500

Single Family Residence
Tavel Circle, Dallas, TX.........       96           53        214         --       --            53        214        267
                                  --------      -------   --------   -------- --------       -------   --------   --------
                                   383,465       43,539    354,922    109,772  (12,796)       43,539    451,898    495,437

Properties Held for Sale
Land
Bonneau, Dallas County, TX.......      -- /(6)/   1,102         --         --       --         1,102         --      1,102
Centura Holdings, Farmers
 Branch, TX......................    7,242        7,070         --        275     (968)/(4)/   6,102        275      6,377
Chase Oaks, Plano, TX............    1,633        4,511         --        377   (3,898)/(4)/     990         --        990
Clark, Farmers Branch, TX........       --        2,989         --        107     (703)/(4)/   2,286        107      2,393
Croslin, Dallas, TX..............       --          327         --          6       --           333         --        333
Dalho, Farmers Branch, TX........      -- /(6)/     331         --         --       --           331         --        331
Desert Wells, Palm Desert, CA....    9,500       12,846         --        482       --        12,846        482     13,328
Eldorado Parkway, Collin
 County, TX......................      378        1,015         --          7       --         1,022         --      1,022
Elm Fork, Denton County, TX......    2,001       17,294         --         --   (7,555)/(3)/   9,739         --      9,739
Frisco Bridges, Collin County, TX    7,800       50,361         --         --  (48,519)/(3)/   1,842         --      1,842

                                                                Life on
                                                                 Which
                                                              Depreciation
                                  Accumu-                      In Latest
                                   lated    Date of           Statement of
                                  Depreci- Construc-   Date   Operation is
Property/Location                  ation     tion    Acquired   Computed
-----------------                 -------- --------- -------- ------------

Properties Held for Investment--(Continued)
Hotels--(Continued)
AKC Holiday Inn, Kansas
 City, MO........................ $  3,301   1974      1993   10-40 years
Piccadilly Airport, Fresno, CA...      999   1970      1997   10-40 years
Piccadilly Chateau, Fresno, CA...      452   1989      1997   10-40 years
Piccadilly Shaws, Fresno, CA.....    1,253   1973      1997   10-40 years
Piccadilly University, Fresno, CA    1,344   1984      1997   10-40 years
Quality Inn, Denver, CO..........      463   1974      1994   10-40 years
Grand Hotel, Sofia, Bulgaria.....    1,754   1969     09/00   10-40 years
Williamsburg Hospitality House,
 Williamsburg, VA................    2,623   1973      1997   10-40 years

Single Family Residence
Tavel Circle, Dallas, TX.........       30
                                  --------
                                   121,777

Properties Held for Sale
Land
Bonneau, Dallas County, TX.......       --    N/A      1998            --
Centura Holdings, Farmers
 Branch, TX......................       --    N/A      1999            --
Chase Oaks, Plano, TX............       --    N/A      1997            --
Clark, Farmers Branch, TX........       15    N/A      2000            --
Croslin, Dallas, TX..............       --    N/A      1998            --
Dalho, Farmers Branch, TX........       --    N/A      1997            --
Desert Wells, Palm Desert, CA....       --    N/A      1998            --
Eldorado Parkway, Collin
 County, TX......................       --    N/A      1998            --
Elm Fork, Denton County, TX......             N/A      2001            --
Frisco Bridges, Collin County, TX       --    N/A      1999            --

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001


                                                                        Cost
                                                                     Capitalized
                                                                    Subsequent to         Gross Amounts of Which
                                              Initial Cost           Acquisition          Carried at End of Year    Accumu-
                                          -------------------- ----------------------- ----------------------------  lated
                                Encum-             Building &  Improve-                         Building &    (1)   Depreci-
Property/Location               brances    Land   Improvements  ments       Other       Land   Improvements  Total   ation
-----------------              ---------- ------- ------------ -------- -------------- ------- ------------ ------- --------
                                                                            (dollars in thousands)
Properties Held for Sale--(Continued)
Land--(Continued)
FRWM Cummings, Farmers
 Branch, TX................... $       -- $ 1,284    $   --     $   --  $           -- $ 1,284    $   --    $ 1,284  $  --
Hollywood Casino, Farmers
 Branch, TX...................      6,222  11,582        --         --    (2,114)/(3)/   9,468        --      9,468     --
HSM, Farmers Branch, TX.......      2,937   2,361        --         --              --   2,361        --      2,361     --
Jeffries Ranch, Oceanside, CA.   -- /(6)/   1,178        --         --              --   1,178        --      1,178     --
JHL Connell, Carrollton, TX...   -- /(6)/   1,451        --         --       (25)/(3)/   1,426        --      1,426     --
Katrina, Palm Desert, CA......     17,838  40,211       298         --   (11,968)/(3)/  28,243       298     28,541     --
Katy Road, Harris County, TX..      4,250   5,919        --         20              --   5,919        20      5,939     --
Keller, Tarrant County, TX....  --  /(6)/   6,847        --        376    (6,593)/(3)/     254       376        630     --
Kelly Lots, Collin County, TX.         89     131        --         --              --     131        --        131     --
Lacy Longhorn, Farmers
 Branch, TX...................   -- /(6)/   1,908        --         --              --   1,908        --      1,908     --
Las Colinas I, Las Colinas, TX      4,550  14,076        --         28    (4,420)/(3)/   9,684        --      9,684     --
Leone, Irving TX..............      1,210   1,625        --         --              --   1,625        --      1,625     --
Marine Creek, Fort Worth, TX..      1,500   2,366        --         50              --   2,416        --      2,416     --
McKinney Corners II, Collin
 County, TX...................      5,000   5,911        --         --    (5,328)/(3)/     583        --        583     --
Mason/Goodrich, Houston, TX...      5,543  10,983        --        119    (2,978)/(3)/   8,124        --      8,124     --
Mendoza, Dallas, TX...........         --     192        --         --              --     192        --        192     --
Messick, Palm Springs, CA.....      1,500   3,610        --         --              --   3,610        --      3,610     --
Monterrey, Riverside, CA......         --   5,968        --         --    (1,404)/(3)/   4,564        --      4,564     --
Nashville, Nashville, TN......      5,911   7,774        --         --      (849)/(3)/   6,925        --      6,925     --
Pioneer Crossing, Austin, TX..     22,000  23,255        --        297    (6,135)/(3)/  17,120       297     17,417     --
Rasor, Plano, TX..............         --  15,316        --        320   (14,091)/(3)/   1,225       320      1,545     --
Scout, Tarrant County, TX.....         --   2,388        --         --    (2,106)/(3)/     282        --        282     --
Sladek, Travis County, TX.....        385     764        --         --              --     764        --        764     --
Stagliano, Farmers Branch, TX.  --  /(6)/     566        --         --              --     566        --        566     --

                                                    Life on
                                                     Which
                                                  Depreciation
                                                   In Latest
                                Date of           Statement of
                               Construc-   Date   Operation is
Property/Location                tion    Acquired   Computed
-----------------              --------- -------- ------------

Properties Held for Sale--(Continued)
Land--(Continued)
FRWM Cummings, Farmers
 Branch, TX...................    N/A      1998        --
Hollywood Casino, Farmers
 Branch, TX...................    N/A      1997        --
HSM, Farmers Branch, TX.......    N/A      1998        --
Jeffries Ranch, Oceanside, CA.    N/A      1996        --
JHL Connell, Carrollton, TX...    N/A      1998        --
Katrina, Palm Desert, CA......    N/A      1998        --
Katy Road, Harris County, TX..    N/A      1997        --
Keller, Tarrant County, TX....    N/A      1997        --
Kelly Lots, Collin County, TX.    N/A      2000        --
Lacy Longhorn, Farmers
 Branch, TX...................    N/A      1997        --
Las Colinas I, Las Colinas, TX    N/A      1995        --
Leone, Irving TX..............    N/A      1996        --
Marine Creek, Fort Worth, TX..    N/A      1998        --
McKinney Corners II, Collin
 County, TX...................    N/A      1997        --
Mason/Goodrich, Houston, TX...    N/A      1998        --
Mendoza, Dallas, TX...........    N/A      1998        --
Messick, Palm Springs, CA.....    N/A      1998        --
Monterrey, Riverside, CA......    N/A      1999        --
Nashville, Nashville, TN......    N/A      1999        --
Pioneer Crossing, Austin, TX..    N/A      1997        --
Rasor, Plano, TX..............    N/A      1997        --
Scout, Tarrant County, TX.....    N/A      1997        --
Sladek, Travis County, TX.....    N/A      2000        --
Stagliano, Farmers Branch, TX.    N/A      1997        --

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2001

                                                                             Cost
                                                                         Capitalized
                                                                        Subsequent to           Gross Amounts of Which
                                                 Initial Cost            Acquisition            Carried at End of Year
                                             --------------------- ------------------       ------------------------------
                               Encum-                  Building &  Improve-                           Building &    (1)
Property/Location              brances         Land   Improvements  ments     Other           Land   Improvements  Total
-----------------              --------      -------- ------------ -------- ---------       -------- ------------ --------
                                                                               (dollars in thousands)
Properties Held for Sale--(Continued)
Land--(Continued)
Thompson, Farmers Branch, TX.. $   --  /(6)/ $    948   $     --   $     -- $      --       $    948   $     --   $    948
Thompson II, Dallas County, TX       --           505         --         --        --            505         --        505
Tomlin, Farmers Branch, TX....     --  /(6)/    1,878         --         --        --          1,878         --      1,878
Valley Ranch, Irving, TX......       --        16,592         --         --   (12,092)/(3)/      584         --        584
                                                                               (3,916)/(2)/
Valley Ranch III, Irving, TX..       --         2,248         --         --        --          2,248         --      2,248
Valley Ranch IV, Irving, TX...    1,128         2,187         --         --        --          2,187         --      2,187
Valley View 34, Farmers
 Branch, TX...................       --         1,652         --      1,035        32          1,652      1,067      2,719
Valwood, Dallas, TX...........   13,300        13,969         --        818    (2,607)/(3)/   11,362        818     12,180
Varner Road, Riverside, CA....    2,450         2,550         --         --      (508)/(4)/    2,042         --      2,042
Vineyards, Grapevine, TX......    2,717         4,982         --         --        --          4,982         --      4,982
Vineyards II, Grapevine, TX...    4,000         6,934         --         --        --          6,934         --      6,934
Vista Ridge, Lewisville, TX...    9,617        16,322         --        440    (6,588)/(3)/    9,734        440     10,174
Walker, Dallas County, TX.....   11,789        13,534         34         --        --         13,534         34     13,568
Willow Springs, Riverside, CA.     --  /(6)/    5,082         --         --    (1,012)/(4)/    4,070         --      4,070
Woolley, Farmers Branch, TX...       --           214         --         --       (43)/(4)/      171         --        171
Other (5 properties)..........       --           755         --         --        (3)/(3)/      752         --        752
                               --------      --------   --------   -------- ---------       --------   --------   --------
                                152,490       355,864        332      4,757  (146,391)       210,028      4,534    214,562
                               --------      --------   --------   -------- ---------       --------   --------   --------
                               $535,955      $399,403   $355,254   $114,529 $(159,187)      $253,567   $456,432   $709,999
                               ========      ========   ========   ======== =========       ========   ========   ========

                                                             Life on
                                                              Which
                                                           Depreciation
                               Accumu-                      In Latest
                                lated    Date of           Statement of
                               Depreci- Construc-   Date   Operation is
Property/Location               ation     tion    Acquired   Computed
-----------------              -------- --------- -------- ------------

Properties Held for Sale--(Continued)
Land--(Continued)
Thompson, Farmers Branch, TX.. $     --    N/A       1997       --
Thompson II, Dallas County, TX       --    N/A       1998       --
Tomlin, Farmers Branch, TX....       --    N/A       1997       --
Valley Ranch, Irving, TX......       --    N/A       1996       --

Valley Ranch III, Irving, TX..       --    N/A       1997       --
Valley Ranch IV, Irving, TX...       --    N/A       1998       --
Valley View 34, Farmers
 Branch, TX...................        4    N/A       1996       --
Valwood, Dallas, TX...........       --    N/A       1996       --
Varner Road, Riverside, CA....       --    N/A       1999       --
Vineyards, Grapevine, TX......       --    N/A       1997       --
Vineyards II, Grapevine, TX...       --    N/A       1999       --
Vista Ridge, Lewisville, TX...       --    N/A       1998       --
Walker, Dallas County, TX.....       --    N/A       1998       --
Willow Springs, Riverside, CA.       --    N/A       1999       --
Woolley, Farmers Branch, TX...       --    N/A       1999       --
Other (5 properties)..........       --    N/A    Various       --
                               --------
                                     19
                               --------
                               $121,796
                               ========

--------
(1) The aggregate cost for federal income tax purposes is $692.0 million.
(2) Write down of property to estimated net realizable value.
(3) Cost basis assigned to portion of property sold.
(4) Purchase accounting basis adjustment to Partnership properties.
(5) Acquisition of ground lease.
(6) Pledged as collateral on a loan primarily secured by another parcel of land.
(7) Impairment loss.

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)

                                               2001       2000       1999
                                             ---------  ---------  ---------
                                                  (dollars in thousands)
  Reconciliation of Real Estate
  Balance at January 1,..................... $ 802,434  $ 936,213  $ 943,303
     Additions
         Acquisitions and improvements......    39,839     46,691    194,605
         Foreclosures.......................        --         --      6,389
     Deductions
         Sales of real estate...............  (129,774)  (144,376)  (208,084)
         Purchase accounting write down.....        --    (35,846)        --
         Property write down................    (2,500)      (248)        --
                                             ---------  ---------  ---------
  Balance at December 31,................... $ 709,999  $ 802,434  $ 936,213
                                             =========  =========  =========
  Reconciliation of Accumulated Depreciation
  Balance at January 1,..................... $ 148,690  $ 164,583  $ 208,396
     Additions
         Depreciation.......................    16,253     15,878     15,130
     Deductions
         Sales of real estate...............   (43,147)   (31,771)   (58,943)
                                             ---------  ---------  ---------
  Balance at December 31,................... $ 121,796  $ 148,690  $ 164,583
                                             =========  =========  =========

                                                                    SCHEDULE IV

                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2001


                                                                        Final
                                                              Interest Maturity
Description                                                     Rate     Date          Periodic Payment Terms
-----------                                                   -------- -------- -------------------------------------

FIRST MORTGAGE
Princessa Plaza..............................................  8.00%/   05/02/  All principal and interest are due at
Secured by vacant land in Santa Clarita.                       12.00%    11/02  November 2002.

RLA Limited Partnership......................................  10.00%    05/02  Minimum of $14,628.10 due
Secured by Blackhawk Apartments.                                                monthly.

Desert Sports Group..........................................  12.00%    07/01  Principal and interest are due at
Secured by vacant land in Palm Desert, CA.                                      maturity.

OTHER
14875 Landmark, L.L.C........................................  14.00%    06/01  Monthly interest only.
Secured by a pledge of partnership interest in Landmark which owns commercial real estate in Addison, TX.

Bordeaux Investments.........................................  14.00%    12/00  All principal and interest are due at
Secured by (1) a 100% membership interest in Bordeaux,                          maturity.
 which owns a shopping center in Oklahoma City, OK;
 (2) 100% of the stock of Bordeaux Investments One, Inc.,
 which owns 6.5 acres of undeveloped land in Oklahoma
 City, OK; and (3) the personal guarantees of the Bordeaux
 members.

Lordstown, L.P...............................................  14.00%    03/00  All principal and interest are due at
Secured by 100% partnership interest in Partner Capital, Ltd.                   maturity.

Realty Advisors..............................................   Prime    11/04  All principal and interest are due at
Secured by a subordinate pledge of 850,000 shares of ARI       +2.00%           maturity.
 Common Stock owned by BCM. The shares are also
 pledged to a lender on ARI's behalf.

                                                                                              Principal Amount of
                                                                                  Carrying     Loans Subject to
                                                              Prior Face Amount  Amounts of       Delinquent
Description                                                   Liens of Mortgage Mortgage (1) Principal or Interest
-----------                                                   ----- ----------- ------------ ---------------------
                                                                             (dollars in thousands)
FIRST MORTGAGE
Princessa Plaza.............................................. $ --    $  437       $  437           $   --
Secured by vacant land in Santa Clarita.

RLA Limited Partnership......................................   --     1,570        1,570
Secured by Blackhawk Apartments.

Desert Sports Group..........................................   --     2,123        2,123            2,123
Secured by vacant land in Palm Desert, CA.

OTHER
14875 Landmark, L.L.C........................................   --     1,630        1,630            1,630
Secured by a pledge of partnership interest in Landmark which owns commercial real estate in Addison, TX.

Bordeaux Investments.........................................   --     1,591        1,597            1,597
Secured by (1) a 100% membership interest in Bordeaux,
 which owns a shopping center in Oklahoma City, OK;
 (2) 100% of the stock of Bordeaux Investments One, Inc.,
 which owns 6.5 acres of undeveloped land in Oklahoma
 City, OK; and (3) the personal guarantees of the Bordeaux
 members.

Lordstown, L.P...............................................   --     2,138        2,474            2,474
Secured by 100% partnership interest in Partner Capital, Ltd.

Realty Advisors..............................................   --     5,633        5,633               --
Secured by a subordinate pledge of 850,000 shares of ARI
 Common Stock owned by BCM. The shares are also
 pledged to a lender on ARI's behalf.

                                                                    SCHEDULE IV
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2001


                                         Final
                               Interest Maturity                                       Prior
Description                      Rate     Date          Periodic Payment Terms         Liens
-----------                    -------- -------- ------------------------------------- -----

UNSECURED
One Realco....................  12.00%   02/04   All principal and interest are due at $ --
                                                 maturity.
Treetops/Colony Meadows.......      --   04/03   All principal and interest are due at   --
                                                 maturity.
Warwick Summit, Inc...........  14.00%   12/99   All principal and interest are due at   --
                                                 maturity.
                                                                                       ----
                                                                                       $ --
                                                                                       ====
Interest receivable...........
Allowance for estimated losses



                                                         Principal Amount of
                                             Carrying     Loans Subject to
                               Face Amount  Amounts of       Delinquent
Description                    of Mortgage Mortgage (1) Principal or Interest
-----------                    ----------- ------------ ---------------------

UNSECURED
One Realco....................   $15,000     $13,201           $   --

Treetops/Colony Meadows.......     1,017       1,017               --

Warwick Summit, Inc...........     1,886       1,731            1,731

                                 -------     -------           ------
                                 $33,025      31,413           $9,555
                                 =======                       ======
Interest receivable...........                 1,546
Allowance for estimated losses                (2,577)
                                             -------
                                             $30,382
                                             =======

--------
(1) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 2001. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.

                                                                    SCHEDULE IV
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                             2001      2000      1999
                                            -------  --------  --------
                                               (dollars in thousands)
        Balance at January 1,.............. $15,027  $ 38,895  $ 52,164
        Additions..........................
           New mortgage loans..............   6,349    11,937    47,769
           Funding of existing loans.......  15,532    10,231     5,824
        Deductions.........................
           Collections of principal........  (5,495)  (42,143)  (41,590)
           Conversion to property interest.      --    (3,893)  (19,072)
           Foreclosures....................      --        --    (6,200)
                                            -------  --------  --------
        Balance at December 31,............ $31,413  $ 15,027  $ 38,895
                                            =======  ========  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

   The affairs of American Realty Investors, Inc. ("ARI") are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

   The Directors of ARI are listed below, together with their ages, terms of service, all positions and offices with ARI or its advisor, Basic Capital Management, Inc. ("BCM"), their principal occupations, business experience and directorships with other companies during the last five years or more. The designation "Affiliated" when used below with respect to a Director means that the Director is an officer, director or employee of BCM or an officer or employee of ARI. The designation "Independent", when used below with respect to a Director, means that the Director is neither an officer or employee of ARI nor a director, officer or employee of BCM, although ARI may have certain business or professional relationships with such Director, as discussed in ITEM
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

   EARL D. CECIL:  Age 72, Director (Independent) (since November 2001).

      Financial and business consultant (since January 1994); Division Vice President (February 1987 to December 1993) of James Mitchell & Company, a financial services marketing organization; and Director (since March 2002) of IORI and TCI.

   COLLENE C. CURRIE:  Age 53, Director (Independent) (since August 2000).

      CEO (since January 2001) of c3 Solutions; Associate Director (since June
   2000) of Cambridge Technology Partners; CFO (since June 1998) of Energy Partners Alliance; Vice President and Senior Relationship Manager (February 1996 to March 2000) of NationsBank Private Client Group of Dallas; Director (April 1998 to August 2000) of NRLP Management Corp. ("NMC"), the former general partner of National Realty, L.P.; Director of Marketing and Communications (October 1993 to January 1999) of the Dallas Opera; Business Transformation Consultant (August 1988 to October 1993) for IBM; and Director of ART (February 1999 to August 2000).

   RICHARD W. HUMPHREY:  Age 54, Director (Affiliated) (since November 2001).

      Real estate broker (since December 1999) of Regis Realty, Inc. and (June 1992 to November 1999) of Carmel Realty, Inc.

   JOSEPH MIZRACHI:  Age 56, Director (Independent) (since August 2000).

      Registered Investment Advisor and Principal and President (since 1980) of PAZ Securities, Inc.; Chairman of the Board (since 1980) of Midwest Properties Management, Inc.; Director (since June 2001) of Tarrant Apparel Group; and Director of ART (June 2000 to August 2000).

Board Meetings and Committees

   The Board of Directors held 22 meetings during 2001. For such year, no incumbent Director attended fewer than 75% of (1) the total number of meetings held by the Board during the period for which he or she had been a

Director and (2) the total number of meetings held by all committees of the Board on which he or she served during the periods that he or she served.

   The Board of Directors has an Audit Committee, the function of which is to review ARI's operating and accounting procedures. The members of the Audit Committee, all of whom are Independent Directors, are Messrs. Cecil and Mizrachi and Ms. Currie. The Audit Committee met four times during 2001.

   The Board of Directors has a Stock Option Committee the function of which is to administer ARI's stock option plan. The members of the Stock Option Committee are Mr. Cecil and Ms. Currie. The Stock Option Committee did not meet in 2001.

   The Board of Directors does not have nominating or compensation committees.

Executive Officers

   The following persons currently serve as executive officers of ARI: Mark W. Branigan, Executive Vice President--Residential; Louis J. Corna, Executive Vice President--Tax; Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer; and David W. Starowicz, Executive Vice President--Acquisitions, Sales and Construction. Their positions with ARI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with ARI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   MARK W. BRANIGAN:  Age 47, Executive Vice President--Residential (since June
2001), Director (September 2000 to June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001).

      Executive Vice President--Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Management (January 1992 to October
   1997) of BCM, TCI and IORI; Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President-- Residential Asset Management (January 1992 to October 1997); and real estate consultant (November 1997 to July 1999).

   LOUIS J. CORNA: Age 54, Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October
2001), and Senior Vice President--Tax (December 2000 to June 2001).

      Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President--Tax (December 2000 to June 2001) of BCM, TCI and IORI; Private Attorney (January 2000 to December 2000); Vice President--Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; and Vice President--Taxes (July 1991 to February 1998) of Whitman Corporation.

   RONALD E. KIMBROUGH: Age 49, Acting Principal Executive Officer (since February 2002) and Executive Vice President and Chief Financial Officer (since January 2002).

      Executive Vice President and Chief Financial Officer (since January 2002) of BCM, TCI and IORI; Controller (September 2000 to January 2002) of BCM; Director, Vice President and Treasurer (since February 2002) of First Equity Properties, Inc.; Vice President and Treasurer (January 1998 to September
   2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

   DAVID W. STAROWICZ: Age 46, Executive Vice President--Acquisitions, Sales and Construction (since March 2001) and Executive Vice President--Commercial Asset Management (August 2000 to March 2001).

      Executive Vice President--Acquisitions, Sales and Construction (since March 2001), Executive Vice President--Commercial Asset Management (September 1999 to March 2001), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of BCM, TCI and IORI and Executive Vice President--Commerical Asset Management (September 1999 to August 2000), Vice President (May 1992 to September 1999) and Asset Manager (November 1990 to May 1992) of ART.

Officers

   Although not an executive officer, Robert A. Waldman currently serves as Senior Vice President, Secretary and General Counsel. His position with ARI is not subject to a vote of stockholders. His age, term of service, all positions and offices with ARI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   ROBERT A. WALDMAN: Age 49, Senior Vice President, Secretary and General Counsel (since August 2000).

      Senior Vice President and General Counsel (since January 1995), Vice President (December 1990 to January 1995) and Secretary (December 1993 to February 1997 and since June 1999) of IORI and TCI; Senior Vice President and General Counsel (since November 1994), Vice President and Corporate Counsel (November 1989 to November 1994) and Secretary (since November 1989) of BCM; Senior Vice President and General Counsel (since January 1995), Vice President (January 1993 to January 1995) and Secretary (since December 1989) of ART; and Senior Vice President, Secretary and General Counsel (since January 1998) of NMC.

   In addition to the foregoing officers, ARI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, ARI's Directors, executive officers, and any persons holding more than 10 percent of ARI's shares of Common Stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and ARI is required to report any failure to file by these dates during 2001. All of these filing requirements were satisfied by ARI's Directors and executive officers and 10 percent holders. In making these statements, ARI has relied on the written representations of its incumbent Directors and executive officers and its 10 percent holders and copies of the reports that they have filed with the Commission.

The Advisor

   Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, the day-to-day operations of ARI are performed by BCM, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. BCM also serves as consultant in connection with ARI's business plan and investment policy decisions made by the Board.

   BCM, an affiliate, serves as advisor to ARI. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips. Mr. Phillips serves as a representative of the trust for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to BCM's performance of advisory services for ARI. As of March 15, 2002, BCM owned 6,269,344 shares of ARI's Common Stock, approximately 55.1% of the shares then outstanding.

   The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

   In addition to base compensation, BCM, an affiliate of BCM, or a related party receives the following forms of additional compensation:

      (1) an acquisition fee for locating, leasing or purchasing real estate for ARI in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm's-length transactions or (2) up to 6% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

      (2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm's-length transactions or (2) 3% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

      (3) a loan arrangement fee in an amount equal to 1% of the principal amount of any loan made to ARI arranged by BCM;

      (4) an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders' equity, and 10% of the excess of net capital gains over net capital losses, if any, realized from sales of assets;

      (5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARI for the fiscal year.

   The Advisory Agreement further provides that BCM shall bear the cost of certain expenses of its employees, excluding fees paid to ARI's Directors; rent and other office expenses of both BCM and ARI (unless ARI maintains office space separate from that of BCM); costs not directly identifiable to ARI's assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by BCM of its duties under the Advisory Agreement.

   If and to the extent that ARI shall request BCM, or any director, officer, partner or employee of BCM, to render services to ARI other than those required to be rendered by BCM under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and ARI from time to time.

   The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. ARI's management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

   Situations may develop in which the interests of ARI are in conflict with those of one or more Directors or officers in their individual capacities or of BCM, or of their respective affiliates. In addition to services performed for ARI, as described above, BCM actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including IORI and TCI. The Advisory Agreement provides that BCM may also serve as advisor to other entities.

   As advisor, BCM is a fiduciary of ARI's public investors. In determining to which entity a particular investment opportunity will be allocated, BCM will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity's existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Certain Business Relationships."

   The directors and principal officers of BCM are set forth below:

Mickey N. Phillips:  Director

Ryan T. Phillips:    Director

Mark W. Branigan:    Executive Vice President--Residential

Louis J. Corna:      Executive Vice President--Tax

Ronald E. Kimbrough: Executive Vice President and Chief Financial Officer

David W. Starowicz:  Executive Vice President--Acquisitions, Sales and Construction

Dan S. Allred:       Senior Vice President--Land Development

Michael E. Bogel:    Senior Vice President--Project Manager

Robert A. Waldman:   Senior Vice President, General Counsel and Secretary

   Mickey N. Phillips is the brother of Gene E. Phillips and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips serves as a representative of the trust established for the benefit of his children which owns BCM and, in such capacity, has substantial contact with the management of BCM and input with respect to its performance of advisory services for ARI.

Property Management

   Affiliates of BCM have provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, and Carmel Realty, Inc. ("Carmel") provide such property management services for a fee of 5% or less of the monthly gross rents collected on the residential properties under management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for the provision of the property-level management services to ARI at various rates. The general partner of Triad is BCM. The limited partner of Triad is GS Realty, Inc. ("GS Realty"), a related party. Triad subcontracts the property-level management of eight of ARI's hotels, 13 of its commercial properties (office buildings, shopping centers and a merchandise mart) to Regis Realty, Inc. ("Regis"), a related party, which is a company also owned by GS Realty. Regis is entitled to receive property and construction management fees and leasing commissions in accordance with terms of its property-level management agreement with Triad. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

Real Estate Brokerage

   Regis, a related party, also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement.

ITEM 11.  EXECUTIVE COMPENSATION

   ARI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The Directors and executive officers of ARI who are also officers or employees of BCM are compensated by BCM. Such affiliated Directors and executive officers perform a variety of services for BCM and the amount of their compensation is determined solely by BCM. BCM does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor" for a more detailed discussion of compensation payable to BCM by ARI.

   The only direct remuneration paid by ARI is to those Directors who are not officers or employees of BCM or its affiliated companies. Until December 31, 2000, each Independent Director was compensated at the rate of $20,000 per year, plus $300 per Audit Committee meeting attended and the Chairman of the Audit Committee received an annual fee of $500. Effective January 1, 2001, the annual fee was increased from $20,000 to $45,000. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2001, $302,318 was paid to Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 2001 through December 31, 2001, and 2001 special service fees as follows: Roy E. Bode, $59,873; Earl D. Cecil, $7,003; Collene C. Currie, $79,743; Cliff Harris, $70,333; Joseph Mizrachi, $50,716; and Richard D. Morgan, $34,650.

   In January 1999, stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000 and 2001, each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $18.53 and $13.625 per Common Share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 2001, 2,000 options were exercisable at $17.71 per Common share, 3,000 options were exercisable at $18.53 per share and 5,000 options were exercisable at $13.625 per share.

   In January 1998, stockholders approved the 1997 Stock Option Plan (the "Option Plan") which provides for options to purchase up to 300,000 shares of Common Stock. At December 31, 2001, there were 173,750 options outstanding under the Option Plan. No options were granted under the Option Plan in 2001.

Performance Graph

   The following graph compares the cumulative total stockholder return on ARI's shares (ART's shares prior to August 2000) of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1996 in shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.





                                    [CHART]

        ARI             DJ Equity Index            DJ Real Estate Index
1996    100.00          100.00                     100.00
1997    222.59          131.82                     118.08
1998    259.19          164.63                      93.15
1999    269.90          202.05                      88.20
2000    216.32          183.32                     112.47
2001    156.70          161.47                     125.74



                               1996   1997   1998   1999   2000   2001
                              ------ ------ ------ ------ ------ ------
         ARI................. 100.00 222.59 259.19 269.90 216.32 156.70
         DJ Equity Index..... 100.00 131.82 164.63 202.05 183.32 161.47
         DJ Real Estate Index 100.00 118.08  93.15  88.20 112.47 125.74

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of ARI's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5% of the shares of ARI's Common Stock as of the close of business on March 15, 2002.

                                                    Amount and Nature of Percent of
Name and Address of Beneficial Owner                Beneficial Ownership Class (1)
------------------------------------                -------------------- ----------
Basic Capital Management, Inc......................      6,269,344(2)       55.1%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

One Realco Corporation.............................      1,681,859(3)       14.8%
555 Republic Drive Suite 490 Plano, Texas 75074

Transcontinental Realty Investors, Inc.............        746,972(4)        6.6%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

Ryan T. Phillips...................................      6,296,946(2)(5)    55.4%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

--------
(1) Percentages are based upon 11,375,127 shares outstanding as of March 15,
    2002
(2) Includes 6,269,344 shares owned by BCM over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.
(3) Includes 1,447,209 shares owned by One Realco Corporation and 234,650 shares owned by New Starr Corp., which is a company owned by One Realco Corporation. Each of the directors of One Realco Corporation, Ronald F. Akin and F. Terry Shumate, may be deemed to be the beneficial owners by virtue of their positions as directors of One Realco Corporation. Messrs. Akin and Shumate disclaim beneficial ownership of such shares.
(4) Each of the directors of TCI, Henry A. Butler, Earl D. Cecil, Ted P. Stokely and Martin L. White, may be deemed to be the beneficial owners by virtue of their positions as Directors of TCI. The Directors of TCI disclaim such beneficial ownership.
(5) Includes 27,602 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.

   Security Ownership of Management. The following table sets forth the ownership of shares of ARI's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 15, 2002.

                                                  Number of Shares   Percent of
 Name of Beneficial Owner                        Beneficially Owned  Class (1)
 ------------------------                        ------------------  ----------
 Earl D. Cecil..................................         1,000(2)          *
 Collene C. Currie..............................         3,000(2)          *
 Joseph Mizrachi................................         2,000(2)          *
 David W. Starowicz.............................         3,000(2)          *
 All Directors and Executive Officers as a group
   (8 persons)..................................     7,025,316(3)(4)    61.8%

--------
 *  Less than 1%.

(1) Percentage is based upon 11,375,127 shares outstanding as of March 15, 2002.
(2) Each of Ms. Currie and Messrs. Cecil, Mizrachi and Starowicz have options to purchase shares of Common Stock of ARI which are exercisable within 60 days of March 15, 2002.
(3) Includes 746,972 shares owned by TCI over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.
(4) Includes 6,269,344 shares owned by BCM over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares. Also includes 6,000 shares which may be acquired by the Directors of ARI pursuant to the Director Stock Option Plan and 3,000 shares which may be acquired by an Executive Officer of ARI pursuant to the 1997 Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

   Article ELEVENTH of ARI's Articles of Incorporation provides that ARI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of ARI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by ARI's Board of Directors or the appropriate committee thereof and (b) ARI's Board of Directors or committee thereof determines that such contract or transaction is fair to ARI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of ARI entitled to vote thereon.

   Article ELEVENTH defines an "Independent Director" as one who is neither an officer or employee of ARI, nor a director, officer or employee of ARI's advisor.

   ARI's policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to ARI. Management believes that, to date, such transactions have represented the best investments available at the time and that they were at least as advantageous to ARI as other investments that could have been obtained.

   ARI expects to enter into future transactions with entities the officers, directors or stockholders of which are also officers, Directors or stockholders of ARI, if such transactions would be beneficial to the operations of ARI and consistent with ARI's then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

   ARI does not prohibit its officers, Directors, stockholders or related parties from engaging in business activities of the types conducted by ARI.

Certain Business Relationships

   BCM, ARI's advisor, is a company for which Messrs. Branigan, Corna, Kimbrough and Starowicz serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips.

   The executive officers of ARI, also serve as executive officers of IORI and TCI, and owe fiduciary duties to each of those entities as well as to BCM under applicable law. IORI and TCI have the same relationship with BCM as does ARI.

   ARI contracts with affiliates of BCM for property management services. Currently, Triad, an affiliate, and Carmel Realty, Inc. ("Carmel") provide such property management services. The general partner of Triad is BCM. The limited partner of Triad is GS Realty, a related party, which is a company not affiliated with BCM. Triad and Carmel subcontract the property-level management of 13 of ARI's commercial properties (office buildings, shopping centers and a merchandise mart) and eight of its hotels to Regis, a related party, which is a company owned by GS Realty. Regis also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM. ARI owns an equity interest in each of IORI and TCI. See ITEM 2. "PROPERTIES--Investments in Real Estate Companies and Real Estate Partnerships."

Related Party Transactions

   BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

   BCM has entered into put agreements with the holders of the Class A limited partner units of Valley Ranch, L.P. Such Class A units are convertible into Series B Cumulative Convertible Preferred Stock of ARI which is further convertible into Common Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series B Preferred Stock or ARI's Common Stock is 80% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In March 1999, ARI reached agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally, one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI has committed to purchase the remaining two million units in May 2002.

   BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI's Common Stock is 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the Class A units as follows: June 30, 2002, 1,625,000 units; June 30, 2003, 1,625,000 units; December 31, 2005, 1,625,000 units; and December 31,
2006, 8,563,750 units.

   In October 1997, ARI entered into leases with BCM and an affiliate of BCM, for space at the One Hickory Centre Office Building, construction of which was completed in December 1998. The BCM leases, effective upon ARI obtaining permanent financing of the building, were for 75,852 sq. ft. (approximately 75% of the building), had terms of ten and fifteen years and provided for annual base rent of $19.25 per sq. ft. for the first year. In January 2001, both leases were terminated, and ARI entered into a new lease with BCM, effective October 1, 2000. The new lease is for 59,463 sq. ft. (approximately 62% of the building), has a term of three years, and provides for annual base rent of $1.3 million or $21.50 per sq.ft. Effective March 1, 2002, the lease was amended to 57,879 sq. ft. (approximately 59% of the building), with an annual base rent of $1.2 million, or $21.50 per sq. ft.

   In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.8% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the maturity date was extended to February 2004. All principal and interest are due at maturity. Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. During 2001, Mr. Kimbrough did not participate in day-to-day operations or management of One Realco.

   In May 2001, ARI exchanged with TCI two parcels of land, a 10.5 acre tract of Vista Ridge land and an 8.88 acre tract of Hollywood Casino land, for the 168 unit Glenwood Apartments. ARI received net cash of $3.2 million on the subsequent sale of the apartments. See NOTE 2. "REAL ESTATE."

   In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.75% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

   In December 2001, TCI, a related party, purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, for $2.0 million. NM owns the Executive Court Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note payable to TCI.

   In January 2002, IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosesdale Towers Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the shares of Rosedale for the purchase price. Management has classified this related party transaction as a note payable to IORI.

   In January 2002, TCI, a related party, purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. Two Hickory owns the Two Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. Management has classified this related party transaction as a note payable to TCI.

   In March 2002, ARI received $600,000 and exchanged with TCI a 24.5 acre tract of Rasor land, a 16.89 acre tract of Lakeshore Villas Apartments land and the 45,623 sq. ft. Oaktree Village Shopping Center for the 80,278 sq. ft. Plaza on Bachman Creek Shopping Center. ARI received $4.4 million on the subsequent financing of the shopping center. See NOTE 21. "SUBSEQUENT EVENTS."

   In December 2000, an unsecured loan with a principal balance of $1.7 million to Warwick of Summit, Inc. ("Warwick") matured. All principal and interest were due at maturity. At December 2001, the loan, and $451,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. Richard
D. Morgan, a Warwick shareholder, served as a director of ARI until October
2001.

   In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by
(1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns
6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At December 2001, the loan, and $471,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

   In March 2000, a loan with a principal balance of $2.5 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At December 2001, the loan, and $741,000 of accrued interest, remained unpaid. At March 2002, settlement terms are being negotiated. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

   In 2001 ARI paid BCM, its affiliates and a related party $6.7 million in advisory fees, $166,000 in net income fees, $3.8 million in incentive fees, $1.1 million in mortgage brokerage and equity refinancing fees, $92,000 in property acquisition fees, $5.9 million in real estate brokerage commissions and $3.9 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $2.8 million.

   In addition, from time-to-time, ARI and its affiliates have made advances to each other, which generally have not had specific repayment terms and have been reflected in ARI's financial statements as other assets or other liabilities. Also, incentive fees and net income fees payable to BCM for 2001 are accrued throughout the year and are due by March 31, 2002. At December 31, 2001, ARI owed $10.1 million ($4.0 million for fees owed for 2001), $980,000 and $257,000 to BCM, TCI and GS Realty, respectively. In January 2002, ARI paid the $257,000 due to GS Realty.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this Report:

          1.  Consolidated Financial Statements

              Report of Independent Certified Public Accountants

              Consolidated Balance Sheets--December 31, 2001 and 2000

              Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999

              Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999

              Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules

              Schedule III--Real Estate and Accumulated Depreciation

              Schedule IV--Mortgage Loans on Real Estate

   All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

          3.  Incorporated Financial Statements

             Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

             Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of
          Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

          4.  Exhibits

          The following documents are filed as Exhibits to this Report:

Exhibit
Number                                              Description
------                                              -----------
  3.1   Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated
        August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant's Quarterly Report on
        Form 10-Q for the quarter ended September 30, 2000).

  3.2   Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc.,
        dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant's Quarterly Report
        on Form 10-Q for the quarter ended September 30, 2000).

  3.3   By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the
        Registrant's Registration Statement on Form S-4, filed on December 30, 1999).

  4.1   Certificate of Designations, Preferences and Relative Participating or Optional or Other Special
        Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred
        Stock of American Realty Investors, Inc., dated June 11, 2001, filed herewith.

Exhibit
Number                                              Description
------                                              -----------

 10.1   Advisory Agreement between American Realty Investors, Inc. and Basic Capital Management, Inc.,
        dated August 3, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on
        Form 10-K for the year ended December 31, 2000).

 10.2.. Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001
        (incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4, dated
        February 24, 2002).

   (b)  Reports on Form 8-K:

       A Current Report on Form 8-K, dated December 24, 2001, was filed with respect to Item 2. "Acquisition and Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the disposition of 17 apartments, two commercial properties and 24 land parcels.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMERICAN REALTY INVESTORS, INC.

Dated: April 1, 2002                    /s/  RONALD E. KIMBROUGH
                     By: -----------------------------------
                                          Ronald E. Kimbrough
                          Executive Vice President and Chief Financial Officer
                         (Principal Financial and Accounting Officer and Acting
                                      Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

     /s/  EARL D. CECIL       Director                      April 1, 2002
-----------------------------
        Earl D. Cecil

   /s/  COLLENE C. CURRIE     Director                      April 1, 2002
-----------------------------
      Collene C. Currie

  /s/  RICHARD W. HUMPHREY    Director                      April 1, 2002
-----------------------------
     Richard W. Humphrey

    /s/  JOSEPH MIZRACHI      Director                      April 1, 2002
-----------------------------
       Joseph Mizrachi

  /s/  RONALD E. KIMBROUGH    Executive Vice President and  April 1, 2002
-----------------------------   Chief Financial Officer
     Ronald E. Kimbrough        (Principal Financial and
                                Accounting Officer and
                                Acting Principal Executive
                                Officer

                          ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX
                     For the Year Ended December 31, 2001

Exhibit
Number                                            Description
------                                            -----------
  4.1   Certificate of Designations, Preferences and Relative Participating or Optional or Other Special
        Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred
        Stock of American Realty Investors, Inc., dated June 11, 2001.