Form 10-Q
period 2002-03-31
AMERICAN REALTY INVESTORS INC
filed 2002-05-15
CIK 1102238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002
                                                      --------------


                         Commission File Number 1-15663
                                                -------



                         AMERICAN REALTY INVESTORS, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                   Nevada                                       75-2847135
         -------------------------------                  ---------------------
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)


1800 Valley View Lane, Suite 300, Dallas, Texas                   75234
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)                    (Zip Code)


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
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                    11,375,127
----------------------------         --------------------------------
          (Class)                    (Outstanding at April 26, 2002)

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

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,         December 31,
                                                                   2002                2001
                                                                -----------        ------------
                                                                     (dollars in thousands,
                              Assets                                    except per share)
                              ------
Real estate held for investment .............................    $  484,251         $  495,437
Less - accumulated depreciation .............................      (116,003)          (121,777)
                                                                -----------        -----------
                                                                    368,248            373,660

Real estate held for sale ...................................       212,626            214,543

Notes and interest receivable
    Performing ($21,217 in 2002 and $18,896 in 2001 from
        affiliates) .........................................        23,320             22,612
    Nonperforming ($6,747 in 2002 and $6,994 in 2001
        from affiliates) ....................................         7,764             10,347
                                                                -----------        -----------
                                                                     31,084             32,959

Less--allowance for estimated losses ........................        (2,577)            (2,577)
                                                                -----------        -----------
                                                                     28,507             30,382

Pizza parlor equipment ......................................        10,845             10,454
Less - accumulated depreciation .............................        (4,052)            (3,747)
                                                                -----------        -----------
                                                                      6,793              6,707

Leasehold interest - oil and gas properties .................         4,719              4,719
Less - accumulated depletion ................................            (1)                (1)
                                                                -----------        -----------
                                                                      4,718              4,718

Oilfield equipment ..........................................           511                511
Less - accumulated depreciation .............................           (21)               (21)
                                                                -----------        -----------
                                                                        490                490

Marketable equity securities, at market value ...............           162                 96
Cash and cash equivalents ...................................           903                709
Investments in equity investees .............................        76,460             77,933
Intangibles, net of accumulated amortization ($2,681
    in 2002 and $2,666 in 2001) .............................        15,580             15,594
Other assets ................................................        31,996             33,931
                                                                -----------        -----------
                                                                 $  746,483         $  758,763
                                                                ===========        ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                 March 31,         December 31,
                                                                   2002                2001
                                                                -------------------------------
                                                                     (dollars in thousands,
                                                                        except per share)
               Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($14,240 in 2002 and $1,598 in
    2001 to affiliates) ......................................   $ 563,840           $ 564,298
Margin borrowings ............................................      27,105              28,040
Accounts payable and other liabilities ($6,846 in 2002 and
    $11,389 in 2001 to affiliates) ...........................      41,477              48,960
                                                                ----------          ----------
                                                                   632,422             641,298

Minority interest ............................................      23,155              27,612

Series F Preferred Stock, 3,968.75 shares in 2002 and 2001
    (liquidation preference $3,969) ..........................       3,969               3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
    shares, issued and outstanding
    Series A, 2,724,910 shares in 2002 and 2001
        (liquidation preference $27,249) .....................       4,850               4,850
    Series E, 50,000 shares in 2002 and 2001 (liquidation
        preference $5,000) ...................................         100                 100
Common Stock, $.01 par value, authorized 100,000,000
    shares; issued 11,375,127 shares in 2002 and 2001 ........         114                 114
Paid-in capital ..............................................     112,184             112,184
Accumulated (deficit) ........................................     (30,770)            (31,364)
Accumulated other comprehensive income .......................         459                  --
                                                                ----------          ----------
                                                                    86,937              85,884
                                                                ----------          ----------
                                                                 $ 746,483           $ 758,763
                                                                ==========          ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                   -------------------------
                                                                       2002          2001
                                                                   -----------   -----------
                                                                     (dollars in thousands,
                                                                        except per share)
Property revenue
    Rents .....................................................    $    29,352   $    33,213
    Property operations expenses ..............................         19,892        23,451
                                                                   -----------   -----------
        Operating income ......................................          9,460         9,762

Land operations
    Sales .....................................................          5,580        20,490
    Cost of sales .............................................          3,381        16,701
                                                                   -----------   -----------
        Gain on land sales ....................................          2,199         3,789

Pizza parlor operations
    Sales .....................................................          8,540         7,826
    Cost of sales .............................................          6,953         6,422
                                                                   -----------   -----------
        Gross margin ..........................................          1,587         1,404

Income from operations ........................................         13,246        14,955

Other income
    Interest income ...........................................            612           384
    Equity in income (loss) of investees ......................            119            (5)
    Loss on sale of investments in equity investees ...........           (531)           --
    Gain on sale of real estate ...............................         16,283        16,426
    Other .....................................................            184            33
                                                                   -----------   -----------
                                                                        16,667        16,838

Other expenses
    Interest ..................................................         18,792        18,070
    Depreciation, depletion and amortization ..................          3,555         4,079
    General and administrative ................................          3,312         2,398
    Advisory fee to affiliate .................................          1,736         1,760
    Incentive fee to affiliate ................................            152         1,521
    Net income fee to affiliate ...............................            374            --
    Minority interest .........................................            787         1,575
                                                                   -----------   -----------
                                                                        28,708        29,403
                                                                   -----------   -----------

Net income ....................................................          1,205         2,390
Preferred dividend requirement ................................           (611)         (642)
                                                                   -----------   -----------
Net income applicable to Common shares ........................    $       594   $     1,748
                                                                   ===========   ===========

Earnings per share
    Net income ................................................    $       .05   $       .17
                                                                   ===========   ===========

Weighted average Common shares used in computing earnings
    per share .................................................     11,375,127    10,104,268
                                                                   ===========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002

                                                                                                   Accumulated
                                             Series A   Series E                                      Other
                                            Preferred  Preferred  Common   Paid-in   Accumulated  Comprehensive   Stockholders'
                                              Stock      Stock     Stock   Capital    (Deficit)       Income         Equity
                                            ---------  ---------  ------   -------   -----------  -----------------------------
                                                                  (dollars in thousands, except per share)
Balance, January 1, 2002 ................    $ 4,850    $   100   $  114   $112,184   $(31,364)      $     --       $ 85,884



Comprehensive income
   Foreign currency translation gain ....         --         --       --         --         --            459            459
   Net income ...........................         --         --       --         --      1,205             --          1,205
                                                                                                                    --------
                                                                                                                       1,664

Preferred dividends
   Series A Preferred Stock ($.25 per
      share) ............................         --         --       --         --       (604)            --           (604)
   Series E Preferred Stock ($.15 per
      share) ............................         --         --       --         --         (7)            --             (7)
                                             -------    -------   ------   --------   --------       --------       --------


Balance, March 31, 2002 .................    $ 4,850    $   100   $  114   $112,184   $(30,770)      $    459       $ 86,937
                                             =======    =======   ======   ========   ========       ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                           ----------------------
                                                                              2002         2001
                                                                           ---------    ---------
                                                                           (dollars in thousands)
Cash Flows From Operating Activities
    Rents collected ....................................................   $  29,045    $  33,070
    Pizza parlor sales collected .......................................       8,303        7,848
    Interest collected .................................................         666          231
    Payments for property operations ...................................     (21,603)     (29,149)
    Payments for pizza parlor operations ...............................      (7,352)      (6,324)
    Interest paid ......................................................     (15,184)     (15,986)
    Advisory fee paid to affiliate .....................................      (1,736)      (1,760)
    Distributions to minority interest holders .........................        (787)        (574)
    General and administrative expenses paid ...........................      (3,312)      (2,398)
    Other ..............................................................         398         (881)
                                                                           ---------    ---------

          Net cash used in operating activities ........................     (11,562)     (15,923)


Cash Flows From Investing Activities
    Collections on notes receivable ....................................       3,689        2,695
    Pizza parlor equipment purchased ...................................        (391)        (292)
    Proceeds from sale of real estate ..................................      22,175       30,771
    Notes receivable funded ............................................      (1,868)     (13,654)
    Earnest money/escrow deposits ......................................         232       (4,347)
    Investment in real estate entities .................................       1,071           --
    Acquisition of partnership interest ................................          --       (9,734)
    Real estate improvements ...........................................      (2,063)      (3,435)
                                                                           ---------    ---------

          Net cash provided by investing activities ....................      22,845        2,004


Cash Flows from Financing Activities
    Proceeds from notes payable ........................................      26,084       28,998
    Payments on notes payable ..........................................     (29,628)     (16,111)
    Deferred borrowing costs ...........................................        (915)      (1,858)
    Net (payments to)/advances from affiliates .........................      (5,069)       4,159
    Margin borrowings, net .............................................        (950)       2,402
    Repurchase of Common Stock .........................................          --         (133)
    Preferred dividends paid ...........................................        (611)         (37)
                                                                           ---------    ---------

          Net cash (used in) provided by financing activities ..........     (11,089)      17,420

          Net increase in cash and cash equivalents ....................         194        3,501

Cash and cash equivalents, beginning of period .........................         709        4,177
                                                                           ---------    ---------
Cash and cash equivalents, end of period ...............................   $     903    $   7,678
                                                                           =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                              ----------------------
                                                                                 2002         2001
                                                                              ---------    ---------
                                                                              (dollars in thousands)
Reconciliation of net income to net cash used in
    operating activities
    Net income ............................................................   $   1,205    $   2,390
    Adjustments to reconcile net income to net cash
       used in operating activities
       Depreciation, depletion and amortization ...........................       3,555        4,079
       Gain on sale of real estate ........................................     (18,482)     (20,215)
       Distributions to minority interest holders .........................          --        1,001
       Equity in (income) loss of investees ...............................        (119)           5
       Loss on sale of investments in equity investees ....................         531           --
       (Increase) decrease in accrued interest receivable .................          54         (153)
       Decrease in other assets ...........................................       2,551        1,187
       Increase (decrease) in accrued interest payable ....................         712         (199)
       Decrease in accounts payable and other liabilities .................      (1,569)      (4,018)
                                                                              ---------    ---------

          Net cash used in operating activities ...........................   $ (11,562)   $ (15,923)
                                                                              =========    =========


Schedule of noncash investing and financing

    Notes payable assumed by buyer on sale of real estate .................   $   1,389    $  12,215

    Exchange of real estate for partnership units .........................       6,930           --

    Notes receivable from sale of real estate .............................          --        2,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    BASIS OF PRESENTATION
--------------------------------

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2001 have been reclassified to conform to the 2002 presentation.

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

NOTE 2.    REAL ESTATE
----------------------

In 2002, ARI purchased the following property:

                                                 Purchase    Net Cash      Debt     Interest  Maturity
    Property         Location     Sq.Ft./Acres     Price       Paid      Incurred     Rate      Date
------------------ ------------- -------------- ----------- ---------- ------------ --------  --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/        Dallas, TX     80,278 Sq.Ft.  $   3,103   $    --    $     --        --       --

Second Quarter
Land
Willow Springs     Beaumont, CA     20.7 Acres         140        152         --        --       --

______________
(1) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2002, ARI sold the following properties:

                                                 Units/         Sales    Net Cash        Debt       Gain/(Loss)
    Property                Location          Acres/Sq.Ft.      Price    Received     Discharged      on Sale
---------------------  -------------------  ----------------  --------- ----------   ------------   -----------
First Quarter
Apartments
Mallard Lake/(1)/       Greensboro, NC             336 Units  $  14,400  $     --      $   7,362    $   10,669
Villas                  Plano, TX                  208 Units      8,525     3,701          4,023         5,615

Land
Katrina                 Palm Desert, CA            2.1 Acres      1,323       (40)         1,237           978
Lakeshore Villas/(2)/   Harris County, TX         16.9 Acres      1,499       215            --            --
Rasor/(2)/              Plano, TX                 24.5 Acres      1,211       174            --            --
Thompson II             Dallas County, TX           .2 Acres         21        20            --            (11)
Vista Ridge             Lewisville, TX            10.0 Acres      1,525       130          1,220           401

Shopping Center
Oaktree Village/(2)/    Lubbock, TX            45,623 Sq.Ft.      2,302       131          1,389/(3)/      --

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.    REAL ESTATE (Continued)
----------------------

                                               Units/       Sales    Net Cash      Debt          Gain/(Loss)
       Property           Location          Acres/Sq.Ft.    Price    Received   Discharged         on Sale
---------------------- --------------       ------------- ---------- ---------- ----------       -----------
Second Quarter
Land
Mason Goodrich           Houston, TX          7.9 Acres   $     672  $      46  $      554        $      258

_________________
(1) Exchanged for outstanding partnership units in ART Florida Portfolio I, Ltd., ART Florida Portfolio II, Ltd. and ART Florida Portfolio III, Ltd.
(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
(3)  Debt assumed by purchaser.

In 2001, ARI sold the following properties:

                                               Units/       Sales    Net Cash      Debt          Gain/(Loss)
       Property           Location          Acres/Sq.Ft.    Price    Received   Discharged         on Sale
---------------------- --------------       ------------- ---------- ---------- ----------       -----------
First Quarter
Apartments
Carriage Park          Tampa, FL                 46 Units  $  2,005   $   757    $  1,069        $   663
Rockborough            Denver, CO               345 Units    16,675     3,654      12,215 /(1)/   13,471

Land
Frisco Bridges         Collin County, TX       27.8 Acres     4,500     4,130          --             25
Katrina                Palm Desert, CA         20.0 Acres     2,831      (124)        596            830 /(2)/
Las Colinas            Las Colinas, TX          1.7 Acres       825       233         400            539
Plano Parkway          Plano, TX               11.3 Acres     1,445       312         950             --
Scoggins               Tarrant County, TX     232.8 Acres     2,913       892       1,800            181
Scout                  Tarrant County, TX     408.0 Acres     5,087     1,586       3,200          2,969
Tree Farm              Dallas County, TX       10.4 Acres     2,888       (87)      2,644             75

Shopping Center
Regency Pointe         Jacksonville, FL     67,063 Sq.Ft.     7,350     5,126       1,500          2,232

_____________
(1)  Debt assumed by purchaser.
(2)  Gain deferred until 2002, when ARI-provided financing was collected.

NOTE 3.    NOTES RECEIVABLE
---------------------------

In March 2001, ARI sold a 20.0 acre tract of its Katrina land parcel for $2.8 million, receiving $700,000 in cash and providing purchase money financing of the remaining $2.1 million of the sales price. The loan bore interest at 12.0% per annum and matured in July 2001. All principal and interest were due at maturity. In January 2002, $274,000 in principal and $226,000 in interest was collected. In March 2002, the note was collected in full, including accrued but unpaid interest.

In November 2001, ARI sold a 12.7 acre tract of its Santa Clarita parcel for $1.9 million, receiving $1.5 million in cash and providing purchase money financing of the remaining $437,000 of the sales price. The loan bears interest at 8.0% per annum and matures in November 2002. All principal and accrued but unpaid interest are due at maturity.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.    NOTES RECEIVABLE (Continued)
---------------------------

Also in November 2001, ARI sold the Blackhawk Apartments for $7.1 million, receiving $1.5 million in cash after the assumption of $4.0 million of mortgage debt and providing purchase money financing of the remaining $1.6 million of the sales price. The loan bore interest at 10.0% per annum and matured in May 2002. Monthly principal and interest payments were required. In April 2002, the note was collected in full, including accrued but unpaid interest.

In December 1999, a note with a principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. In February 2001, the loan amount was increased to $1.6 million and the maturity date was extended to June 2001. In February 2002, $1.5 million in principal and $87,000 in interest were collected. At May 2002, terms are being negotiated for collection of the remaining $84,000 in principal plus accrued but unpaid interest.

Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.8% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by Basic Capital Management, Inc. ("BCM"), ARI's advisor. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.0 million. All principal and interest are due at maturity. Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in day-to-day operations or management of One Realco.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.75% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

In December 2000, an unsecured loan with a principal balance of $1.8 million to Warwick of Summit, Inc. ("Warwick") matured. All principal

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 3.    NOTES RECEIVABLE (Continued)
---------------------------

and interest were due at maturity. In February 2002, $275,000 of interest was received. At March 2002, the loan, and $239,000 of accrued interest, remained unpaid. At May 2002, settlement terms are being negotiated. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At March 2002, the loan, and $520,000 of accrued interest, remained unpaid. At May 2002, settlement terms are being negotiated. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

In March 2000, a loan with a principal balance of $2.5 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At March 2002, the loan, and $820,000 of accrued interest, remained unpaid. At May 2002, settlement terms are being negotiated. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

NOTE 4.    OIL AND GAS OPERATIONS
---------------------------------

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

NOTE 5.    INVESTMENTS IN EQUITY INVESTEES
------------------------------------------

Real estate entities. ARI's investment in real estate entities at March 31, 2002, included equity securities of two publicly traded real estate

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.    INVESTMENTS IN EQUITY INVESTEES (Continued)
------------------------------------------

companies, Income Opportunity Realty Investors, Inc. ("IORI") and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

ARI accounts for its investment in IORI and TCI and the joint venture partnerships using the equity method. The equity securities of IORI and TCI are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

ARI's investment in real estate entities, accounted for using the equity method, at March 31, 2002 was as follows:

                            Percentage         Carrying          Equivalent
                             of ARI's          Value of           Investee          Market Value
                           Ownership at     Investment at       Book Value at     of Investment at
       Investee           March 31, 2002    March 31, 2002     March 31, 2002      March 31, 2002
-----------------------   --------------    --------------     --------------      --------------
IORI .................        28.49%            $ 8,234           $ 11,480             $  7,440
TCI ..................        49.99%             67,147            107,650               66,745
                                                -------                                --------
                                                 75,381                                $ 74,185
                                                                                       ========
Other ................                            1,079
                                                -------
                                                $76,460
                                                =======

Management continues to believe that the market value of both IORI and TCI undervalues their assets, and, therefore, ARI may continue to increase its ownership in these entities in 2002, as its liquidity permits. On October 3, 2000, ARI and IORI entered into a stock option agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of TCI common stock from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. The total cost to purchase the TCI shares was $30.8 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid and ARI acquired the TCI shares. See ITEM
2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for discussion of the proposed acquisition of TCI and IORI by ARI.

Set forth below are summarized results of operations of equity investees for the three months ended March 31, 2002:

      Revenues ......................................................  $ 35,097
      Equity in income of partnerships ..............................    (1,778)
      Property operating expenses ...................................    26,308
      Depreciation ..................................................     5,742
      Interest expense ..............................................    10,218
                                                                       --------
      (Loss) before gains on sale of real estate ....................    (8,949)

      Gain on sale of real estate ...................................    11,320
                                                                       --------
      Net income ....................................................  $  2,371
                                                                       ========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 5.    INVESTMENTS IN EQUITY INVESTEES (Continued)
------------------------------------------

ARI's share of equity investees' loss before gains on the sale of real estate was $4.0 million for the three months ended March 31, 2002, and its share of equity investees' gains on sale of real estate was $4.1 million for the three months ended March 31, 2002.

ARI's cash flow from IORI and TCI is dependent on the ability of each entity to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions.

ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.0 million in cash from the sale. ARI's share of the loss incurred on the sale was $531,000, which is included in loss on sale of investments in equity investees in the accompanying Consolidated Statements of Operations.

NOTE 6.    MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO
-----------------------------------------------------------

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first quarter of 2002, ARI did not purchase or sell any such securities. At March 31, 2002, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $66,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.    NOTES PAYABLE
------------------------

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                              Units/        Debt       Debt     Net Cash     Interest        Maturity
       Property           Location          Acres/Sq.Ft.  Incurred  Discharged  Received       Rate            Date
---------------------- --------------      ------------- ---------- ---------- ----------    --------       ----------
First Quarter
Office Building
Rosedale Towers        Minneapolis, MN     84,798 Sq.Ft.   $ 5,109    $   --    $  5,109      12.000%           12/04 /(1)/
Two Hickory Centre     Farmers Branch, TX  96,127 Sq.Ft.     4,448        --       4,448      12.000            12/04 /(2)/

Land
Walker                 Dallas County, TX      90.6 Acres     8,500     8,500      (1,411)     11.250 /(3)/      01/03

Shopping Center
Plaza on Bachman
 Creek                 Dallas, TX          80,278 Sq.Ft.     5,000        --       4,444       6.625 /(3)/      04/04

Second Quarter
Apartments
Confederate Point      Jacksonville, FL        206 Units     1,929        --       1,929      12.000            04/05 /(4)/
Foxwood                Memphis, TN             220 Units     1,093        --       1,093      12.000            04/05 /(5)/
Woodsong               Smyrna, GA              190 Units     2,544        --       2,544      12.000            04/05 /(6)/

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. NOTES PAYABLE (Continued)
---------------------

                                                 Units/          Debt         Debt       Net Cash    Interest     Maturity
     Property                Location         Acres/Sq.Ft.     Incurred    Discharged    Received      Rate         Date
-------------------   -------------------    --------------    --------    ----------    --------    --------     --------
Office Building
One Hickory Centre    Farmers Branch, TX     102,615 Sq.Ft.     $ 4,468      $   --       $ 4,468     12.000%    04/05 /(7)/

----------------
(1) In January 2002, IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosedale Towers Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the shares of Rosedale for the purchase price. Management has classified this related party transaction as a note payable to IORI.

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

(3)  Variable interest rate.

(4) In April 2002, TCI, a related party, purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. Confederate Point owns the Confederate Point Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Confederate Point for the purchase price. Management has classified this related party transaction as a note payable to TCI.

(5) In April 2002, TCI, a related party, purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. Foxwood owns the Foxwood Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. NOTES PAYABLE (Continued)
---------------------

     fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Foxwood for the purchase price. Management has classified this related party transaction as a note payable to TCI.

(6) In April 2002, TCI, a related party, purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. Woodsong owns the Woodsong Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Woodsong for the purchase price. Management has classified this related party transaction as a note payable to TCI.

(7) In April 2002, TCI, a related party, purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. One Hickory owns the One Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares in One Hickory for the purchase price. Management has classified this related party transaction as a note payable to TCI.

In April 2002, ARI sold nine residential properties to Metra Capital, LLC ("Metra"), for a total sales price of $34.2 million. These properties include: the 12 unit Bay Anchor Apartments in Panama City, Florida; the 168 unit Governor Square Apartments in Tallahassee, Florida; the 54 unit Grand Lagoon Cove Apartments in Panama City, Florida; the 92 unit Oak Hill Apartments in Tallahassee, Florida; the 121 unit Park Avenue Villas Apartments in Tallahassee, Florida; the 62 unit Seville Apartments in Tallahassee, Florida; the 120 unit Westwood Apartments in Mary Ester, Florida; the 64 unit Windsor Tower Apartments in Ocala, Florida and the 546 unit Woodhollow Apartments in San Antonio, Texas. Two of the members of Metra are Third Millennium Partners, LLC and Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo"). Joseph Mizrachi, a Director of ARI, has a beneficial interest in Third Millennium Partners, LLC and owns 15.5% of the outstanding common stock of Innovo. Due to ARI's relationship with Mr. Mizrachi, management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI received net cash of $8.3 million after paying off the existing debt of $19.3 million and various closing costs, including $342,000 in brokerage commissions to Third Millenium Partners, LLC. Of the total new debt of $29.2 million, $8.8 million bears interest at 5.00% per annum and matures in May 2003, $17.0 million bears interest at 7.12% per

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. NOTES PAYABLE (Continued)
---------------------

annum and matures in May 2007 and $3.4 million bears interest at 7.57% per annum and matures in May 2012. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares.

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                          Debt        Debt       Net Cash     Interest   Maturity
    Property               Location          Acres      Incurred    Discharged   Received       Rate       Date
---------------         -------------      ---------   ----------   ----------   --------    ---------  ---------
First Quarter
Land
Mason/Goodrich            Houston, TX     235.0 Acres    $ 6,750      $  --       $  6,302      14.00%     01/02
Pioneer Crossing          Austin, TX      350.1 Acres      7,000         --          6,855      16.90      03/05
Pioneer Crossing          Austin, TX       14.5 Acres      2,500         --          2,350      14.50      01/02

NOTE 8. MARGIN BORROWINGS
-------------------------

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 5.75% to 24.0%. Margin borrowing totaled $27.1 million at March 31, 2002.

In April 2000, ARI obtained a security loan in the amount of $5.0 million from a financial institution. ARI received net cash of $4.6 million after paying various closing costs. The loan bears interest at 1% over the prime rate, currently 5.75% per annum, requires monthly payments of interest and matures in September 2002. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

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

NOTE 9.  INCOME TAXES
---------------------

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income or provision for income taxes in the three months ended March 31, 2002 or 2001.

NOTE 10. OPERATING SEGMENTS
---------------------------

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in income (loss) of investees, loss on sale of investments in equity investees and other income which totaled $(228,000) for the three months ended March 31, 2002 and $28,000 for 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees and net income fees which totaled $6.4 million for the three months ended March 31, 2002 and $7.3 million for 2001. Excluded from operating segment assets are assets of $116.3 million in 2002 and $96.2 million in 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia, which is located in Bulgaria.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATING SEGMENTS (Continued)
---------------------------

Presented below are ARI's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                           Commercial                  U.S.     International                 Pizza    Receivables/
           2002            Properties   Apartments    Hotels       Hotels         Land       Parlors      Other         Total
-------------------------  ----------   ----------   --------   -------------   --------     -------   ------------   ---------
Operating revenue .......  $   10,555   $   10,931   $  6,558   $       1,003   $     62     $ 8,540   $        243   $  37,892
Interest income .........          --           --         --              --         --          --            612         612
Operating expenses ......       5,494        6,136      5,229             575      2,374       6,953             84      26,845
                           ----------   ----------   --------   -------------   --------     -------   ------------   ---------
Operating income
   (loss) ...............  $    5,061   $    4,795   $  1,329   $         428   $ (2,312)    $ 1,587   $        771   $  11,659
                           ==========   ==========   ========   =============   ========     =======   ============   =========

Depreciation ............  $    1,582   $      927   $    523   $         264   $     --     $   257   $          2   $   3,555
Interest ................       4,807        3,328      1,131              30      6,168         203          3,125      18,792
Capital expenditures ....       1,289          212        161              --        393         391             --       2,446
Assets ..................     172,354      105,899     67,299          22,696    212,626      20,794         28,507     630,175

                           Commercial
Property Sales:            Properties   Apartments                                Land                                  Total
                           ----------   ----------                              --------                              ---------
Sales price .............  $    2,302   $   22,625                              $  5,580                              $  30,507
Cost of sale ............       2,302        6,342                                 3,381                                 12,025
                           ----------   ----------                              --------                              ---------
Gain on sale ............  $       --   $   16,283                              $  2,199/(1)/                         $  18,482
                           ==========   ==========                              ========                              =========

______________________
(1) Includes $830 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                           Commercial                  U.S.     International                 Pizza    Receivables/
           2002            Properties   Apartments    Hotels       Hotels         Land       Parlors      Other         Total
-------------------------  ----------   ----------   --------   -------------   --------     -------   ------------   ---------
Operating revenue .......  $    9,133   $   16,126   $  7,001   $         694   $     63     $ 7,826   $        196   $  41,039
Interest income .........          --           --         --              --         --          --            384         384
Operating expenses ......       5,146        9,826      6,050             534      1,919       6,422            (24)     29,873
                           ----------   ----------   --------   -------------   --------     -------   ------------   ---------
Operating income
   (loss) ...............  $    3,987   $    6,300   $    951   $         160   $ (1,856)    $ 1,404   $        604   $  11,550
                           ==========   ==========   ========   =============   ========     =======   ============   =========

Depreciation ............  $    1,781   $    1,339   $    629   $          --   $     --     $   329   $          1   $   4,079
Interest ................       4,487        5,185      1,267              97      5,290         272          1,472      18,070
Capital expenditures ....       2,218           --        152           1,000         65         338             --       3,773
Assets ..................     161,996      141,926     69,016          29,190    245,644      21,598         27,520     696,890

                           Commercial
Property Sales:            Properties   Apartments                                Land                                  Total
                           ----------   ----------                              --------                              ---------
Sales price .............  $    7,350   $   18,680                              $ 20,490                              $  46,520
Cost of sale ............       5,058        4,546                                16,701                                 26,305
                           ----------   ----------                              --------                              ---------
Gain on sale ............  $    2,292   $   14,134                              $  3,789                              $  20,215
                           ==========   ==========                              ========                              =========

NOTE 11. COMMITMENTS AND CONTINGENCIES
--------------------------------------

Liquidity. Management expects that excess cash generated from operations during the remainder of 2002 will not be sufficient to discharge all of ARI's debt obligations as they mature. Therefore, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------

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

                          ____________________________


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

On October 23, 2001, ARI, TCI, and IORI jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, ARI will acquire all of the outstanding common shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI will issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. ARI will issue one share of Series H Preferred Stock with a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. All affiliated stockholders will receive ARI Preferred Stock. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock, and each share of Series H Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Introduction (Continued)
------------

transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors.

Liquidity and Capital Resources
-------------------------------

General. Cash and cash equivalents at March 31, 2002, totaled $903,000, compared with $709,000 at December 31, 2001. Although ARI anticipates that during the remainder of 2002 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore again rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, borrowings against its investments in various real estate entities, refinancing of properties, and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 2001, notes payable totaling $267.5 million had either scheduled maturities or required principal reduction payments during 2002. During the first quarter of 2002, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $28.5 million of the debt scheduled to mature in 2002.

Net cash used in operating activities decreased to $11.6 million in the three months ended March 31, 2002, from $15.9 million in the three months ended March 31, 2001. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $7.4 million in the three months ended March 31, 2002 from $3.9 million in 2001. The increase is primarily attributable to a decline in the payments for operating expenses in 2002 from an elevated level in 2001, when there was a significant paydown of accounts payable. ARI expects a decrease in cash flow from property operations during the remainder of 2002. Such decrease is expected to result from the continued selective sale of income producing properties.

Net cash from pizza operations (sales less cost of sales) decreased to $1.0 million in the three months ended March 31, 2002, from $1.5 million in the three months ended March 31, 2001. The decrease is primarily attributable to a decrease in accounts payable and an increase in accounts receivable in 2002.

Interest collected increased to $666,000 in the three months ended March 31, 2002, from $231,000 in 2001. The increase was attributable to the collection of $531,000 in past due interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------

Liquidity and Capital Resources (Continued)
-------------------------------

Interest paid decreased to $15.2 million in the three months ended March 31, 2002, from $16.0 million in 2001. The decrease is attributable to the paydown and payoff of mortgages on properties sold in 2001.

Advisory fees paid of $1.7 million in the three months ended March 31, 2002, approximated the $1.8 million in 2001.

General and administrative expenses paid increased to $3.3 million in the three months ended March 31, 2002 from $2.4 million in 2001. The increase is primarily attributable to an increase in legal fees.

ARI's cash flow from its investments in IORI and TCI is dependent on the ability of each of the entities to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions. Accordingly, ARI received no distributions in the first quarter of 2002 and 2001.

Other cash from operating activities improved to $398,000 in the three months ended March 31, 2002, from a use of $881,000 in 2001. The improvement was primarily attributable to a decrease in property prepaids.

In the first quarter of 2002, ARI received a total $3.7 million on the collection of one mortgage note receivable and partial paydown of two mortgage notes receivable.

In 2002, ARI purchased the following property:

                                                     Purchase   Net Cash     Debt    Interest  Maturity
       Property           Location    Sq.Ft./Acres     Price      Paid     Incurred    Rate      Date
---------------------- -------------- ------------- ---------- ---------- ---------- -------- ----------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/         Dallas, TX        80,278 Sq.Ft.   $3,103     $   --     $   --      --        --

Second Quarter
Land
Willow Springs      Beaumont, CA       20.7 Acres        140        152         --      --        --

___________________
(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2002, ARI sold the following properties:

                                         Units/       Sales    Net Cash      Debt      Gain/(Loss)
       Property           Location    Acres/Sq.Ft.    Price    Received   Discharged     on Sale
---------------------- -------------- ------------- ---------- ---------- ----------   -----------
First Quarter
Apartments
Mallard Lake/(1)/      Greensboro, NC     336 Units  $ 14,400    $    --    $ 7,362      $ 10,669
Villas                 Plano, TX          208 Units     8,525      3,701      4,023         5,615

Land
Katrina                Palm Desert, CA    2.1 Acres     1,323        (40)     1,237           978

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------

Liquidity and Capital Resources (Continued)
-------------------------------

                                               Units/       Sales    Net Cash      Debt          Gain/(Loss)
       Property           Location          Acres/Sq.Ft.    Price    Received   Discharged         on Sale
---------------------- --------------       ------------- ---------- ---------- ----------       -----------
Lakeshore Villas/(2)/  Harris County, TX       16.9 Acres   $ 1,499    $  215    $    --            $   --
Rasor/(2)/             Plano, TX               24.5 Acres     1,211       174         --                --
Thompson II            Dallas County, TX         .2 Acres        21        20         --               (11)
Vista Ridge            Lewisville, TX          10.0 Acres     1,525       130      1,220               401

Shopping Center
Oaktree Village/(2)/   Lubbock, TX           45,623 Sq.Ft.    2,302       131      1,389 /(3)/          --

Second Quarter
Land
Mason Goodrich         Houston, TX              7.9 Acres       672        46        554               258

____________
(1) Exchanged for outstanding partnership units in ART Florida Portfolio I, Ltd., ART Florida Portfolio II, Ltd. and ART Florida Portfolio III, Ltd.
(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
(3)  Debt assumed by purchaser.

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                              Units/        Debt       Debt     Net Cash  Interest         Maturity
       Property           Location          Acres/Sq.Ft.  Incurred  Discharged  Received    Rate             Date
---------------------- --------------      ------------- ---------- ---------- ---------- --------        ----------
First Quarter
Office Building
Rosedale Towers        Minneapolis, MN      84,798 Sq.Ft.  $ 5,109    $   --      $5,109   12.000%        12/04 /(1)/
Two Hickory Centre     Farmers Branch, TX   96,127 Sq.Ft.    4,448        --       4,448   12.000         12/04 /(2)/

Land
Walker                 Dallas County, TX      90.6 Acres     8,500     8,500      (1,411)  11.250 /(3)/   01/03

Shopping Center
Plaza on Bachman
 Creek                 Dallas, TX           80,278 Sq.Ft.    5,000        --       4,444    6.625 /(3)/   04/04

Second Quarter
Apartments
Confederate Point      Jacksonville, FL        206 Units     1,929        --       1,929   12.000         04/05 /(4)/
Foxwood                Memphis, TN             220 Units     1,093        --       1,093   12.000         04/05 /(5)/
Woodsong               Smyrna, GA              190 Units     2,544        --       2,544   12.000         04/05 /(6)/

Office Building
One Hickory Centre     Farmers Branch, TX  102,615 Sq.Ft.    4,468        --       4,468   12.000         04/05 /(7)/

_______________
(1) In January 2002, IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosedale Towers Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------

Liquidity and Capital Resources (Continued)
-------------------------------

     shares of Rosedale for the purchase price. Management has classified this related party transaction as a note payable to IORI.

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

(3)  Variable interest rate.

(4) In April 2002, TCI, a related party, purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. Confederate Point owns the Confederate Point Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Confederate Point for the purchase price. Management has classified this related party transaction as a note payable to TCI.

(5) In April 2002, TCI, a related party, purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. Foxwood owns the Foxwood Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Foxwood for the purchase price. Management has classified this related party transaction as a note payable to TCI.

(6) In April 2002, TCI, a related party, purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. Woodsong owns the Woodsong Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------

Liquidity and Capital Resources (Continued)
-------------------------------

     may require ARI to repurchase the interests in Woodsong for the purchase price. Management has classified this related party transaction as a note payable to TCI.

(7) In April 2002, TCI, a related party, purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. One Hickory owns the One Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares in One Hickory for the purchase price. Management has classified this related party transaction as a note payable to TCI.

In April 2002, ARI sold nine residential properties to Metra Capital, LLC ("Metra"), for a total sales price of $34.2 million. These properties include: the 12 unit Bay Anchor Apartments in Panama City, Florida; the 168 unit Governor Square Apartments in Tallahassee, Florida; the 54 unit Grand Lagoon Cove Apartments in Panama City, Florida; the 92 unit Oak Hill Apartments in Tallahassee, Florida; the 121 unit Park Avenue Villas Apartments in Tallahassee, Florida; the 62 unit Seville Apartments in Tallahassee, Florida; the 120 unit Westwood Apartments in Mary Ester, Florida; the 64 unit Windsor Tower Apartments in Ocala, Florida and the 546 unit Woodhollow Apartments in San Antonio, Texas. Two of the members of Metra are Third Millennium Partners, LLC and Innovo Realty, Inc., a subsidiary of Innovo Group, Inc. ("Innovo"). Joseph Mizrachi, a Director of ARI, has a beneficial interest in Third Millennium Partners, LLC and owns 15.5% of the outstanding common stock of Innovo. Due to ARI's relationship with Mr. Mizrachi, management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI received net cash of $8.3 million after paying off the existing debt of $19.3 million and various closing costs, including $342,000 in brokerage commissions to Third Millenium Partners, LLC. Of the total new debt of $29.2 million, $8.8 million bears interest at 5.00% per annum and matures in May 2003, $17.0 million bears interest at 7.12% per annum and matures in May 2007 and $3.4 million bears interest at 7.57% per annum and matures in May 2012. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------

Liquidity and Capital Resources (Continued)
-------------------------------

and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 5.75% to 24.0%. Margin borrowing totaled $27.1 million at March 31, 2002.

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

Management reviews the carrying values of ARI's properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management's estimate of the fair value of the collateral property securing each note. The mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes: (1) selective property inspections; (2) a review of the property's current rents compared to market rents; (3) a review of the property's expenses; (4) a review of maintenance requirements; (5) a review of the property's cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

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

Results of Operations
---------------------

For the three months ended March 31, 2002, ARI reported net income of $1.2 million, compared to $2.4 million for the three months ended

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------

Results of Operations (Continued)
---------------------

March 31, 2001. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Rents decreased to $29.4 million in the three months ended March 31, 2002, from $33.2 million in 2001. Rents from commercial properties increased to $10.6 million for the three months ended March 31, 2002, from $9.1 million in 2001, rent from hotels of $7.6 million in the three months ended March 31, 2002, approximated the $7.7 million in 2001 and rents from apartments decreased to $10.9 million in the three months ended March 31, 2002, from $16.1 million in 2001. The increase in commercial property rents was primarily attributable to increased occupancy and the decrease in apartment rent was due to the sale of 17 apartments in 2001. Rental income is expected to decrease significantly in the remainder of 2002 as a result of the income producing properties sold in 2001 and 2002.

Property operations expense decreased to $19.9 million in the three months ended March 31, 2002, from $23.5 million in 2001. Property operations expense for commercial properties of $5.5 million in the three months ended March 31, 2002, approximated the $5.1 million in 2001. For hotels, property operations expense decreased to $5.8 million in the three months ended March 31, 2002, from $6.6 million in 2001. For land, property operations expense increased to $2.4 million in the three months ended March 31, 2002 from $1.9 million in 2001. For apartments, property operations expense decreased to $6.1 million in the three months ended March 31, 2002, from $9.8 million in 2001. The decrease in hotel operations expense was primarily attributable to reduced utility, personnel and administrative costs. The increase in land operations expense was primarily attributable to increased real estate taxes. The decrease in apartment operations expense was primarily attributable to the sale of 17 apartments in 2001.

Pizza parlor sales and cost of sales increased to $8.5 million and $7.0 million, respectively, in the three months ended March 31, 2002 from $7.8 million and $6.4 million in 2001. The increase was primarily attributable to the opening of three new stores in 2001, plus an 8.75% increase in same-store sales volume.

Interest income from notes receivable increased to $612,000 in the three months ended March 31, 2002 from $384,000 in 2001, due to the funding of $21.9 million of mortgage notes receivable in 2001.

Interest expense increased to $18.8 million in the three months ended March 31, 2002 from $18.1 million in 2001. The increase was primarily attributable to higher balances payable on stock loans, at higher interest rates.

Depreciation, depletion and amortization expense decreased to $3.6 million in the three months ended March 31, 2002 from $4.1 million in 2001. The decrease is due to the sale of 17 apartments and one commercial property in 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------

Results of Operations (Continued)
---------------------

Advisory fees of $1.7 million in the three months ended March 31, 2002 approximated the $1.8 million in 2001.

Incentive fees to affiliate decreased to $152,000 in the three months ended March 31, 2002 from $1.5 million in 2001. The decrease was attributable to one eligible sale in 2002 compared to three eligible sales in 2001. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2002 will be dependent on the number of operating properties sold and net capital gains realized.

Net income fee to affiliate was $374,000 in the three months ended March 31, 2002. The income fee payable to ARI's advisor is 10% of the annualized net income for the year, in excess of a 10% return on shareholders' equity.

General and administrative expenses increased to $3.3 million in the three months ended March 31, 2002 compared to $2.4 million in 2001. The increase is primarily attributable to increased legal fees.

Minority interest decreased to $787,000 in the three months ended March 31, 2002 from $1.6 million in 2001. The decrease is attributable to the repurchase of partnership units by ARI in 2001.

Equity in income of investees increased to $119,000 in the three months ended March 31, 2002 from a loss $5,000 in 2001. The increase in equity income was attributable to increased net income for IORI and TCI.

Loss on sale of investments in equity investees was $531,000 for the three months ended March 31, 2002. See NOTE 5. "INVESTMENTS IN EQUITY INVESTEES."

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

Inflation
---------

The effects of inflation on ARI's operations are not quantifiable. Revenues from apartment operations fluctuate proportionately with

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS (Continued)
         -------------


Inflation (Continued)
---------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

At March 31, 2002, ARI's exposure to a change in interest rates on its debt is as follows:

                                                     Weighted       Effect of 1%
                                                      Average       Increase In
                                        Balance    Interest Rate     Base Rates
                                       ---------   -------------    ------------
Notes payable:
   Variable rate ...................   $ 130,934      11.224%          $ 1,309
                                       =========                       =======
Total decrease in ARI's annual
   net income ......................                                   $ 1,309
                                                                       =======
Per share ..........................                                   $   .12
                                                                       =======

                               ------------------

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     None.


(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated April 26, 2002, was filed with respect to Item 5. "Other Events," which reports the proposal to explore a business combination with Prime Group Realty Trust.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN REALTY INVESTORS, INC.






Date:    May 15, 2002                    By:  /s/ Ronald E. Kimbrough
     ----------------------                 ------------------------------------
                                            Ronald E. Kimbrough
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer and
                                            Acting Principal Executive Officer)