Form 10-Q
period 2002-06-30
AMERICAN REALTY INVESTORS INC
filed 2002-08-14
CIK 1102238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002
                                  -------------

                         Commission File Number 1-15663
                                                -------


                         AMERICAN REALTY INVESTORS, INC.
           -----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Nevada                                      75-2847135
    -------------------------------                    ---------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


  1800 Valley View Lane, Suite 300, Dallas, Texas                    75234
  --------------------------------------------------------------------------
       (Address of Principal Executive Offices)                  (Zip Code)


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
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                    11,375,127
----------------------------         --------------------------------
          (Class)                    (Outstanding at July 31, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2002, have not been audited by independent certified public accountants but in the opinion of the management of American Realty Investors, Inc. ("ARI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,     December 31,
                                                                        2002            2001
                                                                     -----------   -------------
                                                                       (dollars in thousands,
                       Assets                                             except per share)
                       ------
Real estate held for investment .................................    $ 453,251       $ 495,437
Less - accumulated depreciation .................................     (112,614)       (121,777)
                                                                     ---------       ---------
                                                                       340,637         373,660

Real estate held for sale .......................................      195,881         214,543

Notes and interest receivable
    Performing ($26,420 in 2002 and $18,896 in 2001 from
        affiliates) .............................................       28,206          22,612
    Nonperforming ($6,499 in 2002 and $6,994 in 2001
        from affiliates) ........................................        7,516          10,347
                                                                     ---------       ---------
                                                                        35,722          32,959

Less--allowance for estimated losses ............................       (2,577)         (2,577)
                                                                     ---------       ---------
                                                                        33,145          30,382

Pizza parlor equipment ..........................................       11,563          10,454
Less - accumulated depreciation .................................       (4,190)         (3,747)
                                                                     ---------       ---------
                                                                         7,373           6,707

Leasehold interest - oil and gas properties .....................           --           4,719
Less - accumulated depletion ....................................           --              (1)
                                                                     ---------       ---------
                                                                            --           4,718

Oilfield equipment ..............................................           --             511
Less - accumulated depreciation .................................           --             (21)
                                                                     ---------       ---------
                                                                            --             490

Marketable equity securities, at market value ...................           90              96
Cash and cash equivalents .......................................        2,631             709
Investments in equity investees .................................       81,170          77,933
Intangibles, net of accumulated amortization ($2,696
    in 2002 and $2,666 in 2001) .................................       15,565          15,594
Other assets ($1,591 in 2002 from affiliates) ...................       36,839          33,931
                                                                     ---------       ---------
                                                                     $ 713,331       $ 758,763
                                                                     =========       =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                             June 30,   December 31,
                                                                              2002          2001
                                                                          ---------------------------
                                                                             (dollars in thousands,
                                                                               except per share)
                          Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($6,181 in 2002 and $1,598 in
    2001 to affiliates) ..............................................     $ 532,557    $ 564,298
Margin borrowings ....................................................        26,005       28,040
Accounts payable and other liabilities ($1,631 in 2002 and
    $11,389 in 2001 to affiliates) ...................................        58,087       48,960
                                                                           ---------    ---------
                                                                             616,649      641,298

Minority interest ....................................................        22,193       27,612

Series F Preferred Stock, 3,968.75 shares in 2001
    (liquidation preference $3,969) ..................................            --        3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
    shares, issued and outstanding
    Series A, 3,324,910 shares in 2002 and 2,724,910 shares
        in 2001 (liquidation preference $33,249), including
        900,000 shares in 2002 and 300,000 shares in 2001
        held by subsidiaries .........................................         4,850        4,850
    Series E, 50,000 shares in 2002 and 2001 (liquidation
        preference $5,000) ...........................................           100          100
Common Stock, $.01 par value, authorized 100,000,000
    shares; issued 11,375,127 shares in 2002 and 2001 ................           114          114
Paid-in capital ......................................................       112,184      112,184
Accumulated deficit ..................................................       (45,493)     (31,364)
Accumulated other comprehensive income ...............................         2,734           --
                                                                           ---------    ---------

                                                                              74,489       85,884
                                                                           ---------    ---------

                                                                           $ 713,331    $ 758,763
                                                                           =========    =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Three Months    For the Six Months
                                                Ended June 30,         Ended June 30,
                                           ----------------------------------------------
                                              2002        2001        2002        2001
                                           ----------  ----------  ---------   ----------
Property revenue                              (dollars in thousands, except per share)
   Rents ................................. $ 28,705    $ 27,273    $ 56,842    $ 53,830
   Property operations expenses ..........   20,481      23,486      39,800      42,543
                                           --------    --------    --------    --------
      Operating income ...................    8,224       3,787      17,042      11,287

Land operations
   Sales .................................   15,121      13,087      20,701      33,577
   Cost of sales .........................   13,957      12,163      17,338      28,864
                                           --------    --------    --------    --------
      Gain on land sales .................    1,164         924       3,363       4,713

Pizza parlor operations
   Sales .................................    9,736       8,733      18,276      16,559
   Cost of sales .........................    7,794       7,129      14,747      13,551
                                           --------    --------    --------    --------
      Gross margin .......................    1,942       1,604       3,529       3,008

Income from operations ...................   11,330       6,315      23,934      19,008

Other income
   Interest income .......................      785         776       1,397       1,160
   Equity in loss of investees ...........   (5,221)     (3,841)     (9,233)     (5,288)
   Loss on sale of investments in equity
      investees ..........................       --        (387)       (531)       (387)
   Other .................................      142          44         326          77
                                           --------    --------    --------    --------
                                             (4,294)     (3,408)     (8,041)     (4,438)
Other expenses
   Interest ..............................   18,068      16,091      36,269      31,543
   Depreciation and amortization .........    4,461       4,221       7,909       7,773
   General and administrative ............    3,169       1,557       6,481       4,473
   Advisory fee to affiliate .............    1,516       2,292       3,252       3,534
   Net income fee to affiliate ...........     (152)      1,766          --       1,766
   Incentive fee to affiliate ............     (374)      4,314          --       5,835
   Minority interest .....................      773         (95)      1,560       1,480
                                           --------    --------    --------    --------
                                             27,461      30,146      55,471      56,404
                                           --------    --------    --------    --------

Net loss from continuing operations ......  (20,425)    (27,239)    (39,578)    (41,834)

Discontinued operations:
   Income (loss) from operations .........       14          (6)        (42)       (889)
   Gain on sale of real estate ...........    2,150      25,840      18,433      42,266
   Equity in gain on sale of real estate
      by equity investees ................    4,149       9,938       8,280      11,380
                                           --------    --------    --------    --------
Net income from discontinued operations ..    6,313      35,772      26,671      52,757

Net income (loss) ........................  (14,112)      8,533     (12,907)     10,923
Preferred dividend requirement ...........     (589)       (606)     (1,200)     (1,248)
                                           --------    --------    --------    --------
Net income (loss) applicable to
   Common shares ......................... $(14,701)   $  7,927    $(14,107)   $  9,675
                                           ========    ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                  For the Three Months               For the Six Months
                                                     Ended June 30,                    Ended June 30,
                                              --------------------------------------------------------------
                                                  2002           2001               2002            2001
                                              -----------     ----------        -----------      -----------
                                                          (dollars in thousands, except per share)
Earnings per share

   Net loss from continuing operations .....  $     (1.85)    $     (2.75)      $     (3.58)     $     (4.26)

   Discontinued operations .................          .56            3.53              2.34             5.22
                                              -----------     -----------       -----------      -----------
   Net income (loss) applicable to
      Common shares ........................  $     (1.29)    $       .78       $     (1.24)     $       .96
                                              ===========     ===========       ===========      ===========

Weighted average Common shares used
   in computing earnings per share .........   11,375,127      10,128,124        11,375,127       10,116,196
                                              ===========     ===========       ===========      ===========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002

                                                                                                       Accumulated
                                         Series A     Series E                                            Other
                                        Preferred    Preferred    Common    Paid-in    Accumulated    Comprehensive  Stockholders'
                                          Stock        Stock       Stock    Capital      Deficit         Income         Equity
                                       -----------  -----------  --------  ---------  -------------  ------------------------------
                                                                     (dollars in thousands, except per share)
Balance, January 1, 2002..............  $  4,850     $    100    $    114  $ 112,184    $(31,364)      $       --      $ 85,884


Comprehensive income
   Foreign currency translation gain          --           --          --         --          --            2,734         2,734
   Net loss...........................        --           --          --         --     (12,907)              --       (12,907)
                                                                                                                       --------
                                                                                                                        (10,173)

Common Stock dividends (pre-merger)...        --           --          --         --         (22)              --           (22)


Preferred dividends
   Series A Preferred Stock ($.50 per
      share) .........................        --           --          --         --      (1,185)              --        (1,185)
   Series E Preferred Stock ($.30 per
      share) .........................        --           --          --         --         (15)              --           (15)
                                        --------     --------    --------  ---------    --------       ----------      --------



Balance, June 30, 2002 ...............  $  4,850     $    100    $    114  $ 112,184    $(45,493)      $    2,734      $ 74,489
                                        ========     ========    ========  =========    ========       ==========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Six Months
                                                                             Ended June 30,
                                                                        -----------------------
                                                                           2002        2001
                                                                        ----------- -----------
                                                                        (dollars in thousands)
Cash Flows From Operating Activities
    Rents collected ...................................................   $ 57,333    $ 65,738
    Pizza parlor sales collected ......................................     18,070      16,579
    Interest collected ................................................        966         300
    Distributions received from equity investees' operating
      cash flow .......................................................         --          53
    Payments for property operations ..................................    (38,751)    (56,666)
    Payments for pizza parlor operations ..............................    (14,857)    (13,689)
    Interest paid .....................................................    (30,329)    (31,221)
    Advisory fee paid to affiliate ....................................     (3,252)     (3,534)
    Distributions to minority interest holders ........................     (1,522)     (1,583)
    General and administrative expenses paid ..........................     (6,481)     (4,473)
    Other .............................................................     (2,375)     (2,497)
                                                                        ----------- -----------
          Net cash used in operating activities .......................    (21,198)    (30,993)


Cash Flows From Investing Activities
    Collections on notes receivable ...................................      5,346       4,471
    Pizza parlor equipment purchased ..................................     (1,239)       (713)
    Proceeds from sale of real estate .................................     34,645      77,693
    Notes receivable funded ...........................................     (1,920)    (13,783)
    Earnest money/escrow deposits .....................................      1,236        (960)
    Investment in real estate entities ................................         71     (36,976)
    Acquisition of real estate ........................................     (1,359)         --
    Construction and development ......................................     (6,676)         --
    Real estate improvements ..........................................     (2,568)     (6,465)
    Acquisition of leasehold interests ................................         --        (150)
    Purchase of oilfield equipment ....................................         --        (213)
                                                                        ----------- -----------
          Net cash provided by investing activities ...................     27,536      22,904


Cash Flows from Financing Activities
    Proceeds from notes payable .......................................     75,613      77,924
    Payments on notes payable .........................................    (65,035)    (79,875)
    Deferred borrowing costs ..........................................     (4,125)     (4,941)
    Net (payments to)/advances from affiliates ........................     (7,612)     18,832
    Margin borrowings, net ............................................     (2,050)     (1,286)
    Repurchase of Common Stock ........................................         --        (133)
    Preferred dividends paid ..........................................     (1,185)       (643)
    Common dividends paid .............................................        (22)         --
                                                                        ----------- -----------
          Net cash (used in) provided by financing activities .........     (4,416)      9,878

          Net increase in cash and cash equivalents ...................      1,922       1,789

Cash and cash equivalents, beginning of period ........................        709       4,177
                                                                        ----------- -----------
Cash and cash equivalents, end of period ..............................   $  2,631    $  5,966
                                                                        =========== ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                              For the Six Months
                                                                Ended June 30,
                                                            ----------------------
                                                               2002        2001
                                                            ----------  ----------
                                                            (dollars in thousands)
Reconciliation of net income (loss) to net cash used in
    operating activities
    Net income (loss) .....................................  $(10,895)   $ 10,923
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities
       Depreciation and amortization ......................     8,087       8,679
       Gain on sale of real estate ........................   (21,796)    (46,979)
       Distributions from equity investees' operating
          cash flow .......................................        --          53
       Distributions to minority interest holders .........        38        (103)
       Equity in (income) loss of investees ...............       953      (6,092)
       Loss on sale of investments in equity investees ....       531         387
       Increase in accrued interest receivable ............      (431)       (860)
       (Increase) decrease in other assets ................      (482)      3,243
       Increase (decrease) in accrued interest payable ....     1,108        (243)
       Increase (decrease) in accounts payable and other
          liabilities .....................................     1,689          (1)
                                                             --------    --------

          Net cash used in operating activities ...........  $(21,198)   $(30,993)
                                                             ========    ========

Schedule of noncash investing and financing

    Notes payable assumed by buyer on sale of real estate    $ 56,495    $ 18,406

    Exchange of real estate at carrying value .............        --       3,726

    Notes receivable from sale of real estate .............        --       4,329

    Issuance of Series F Preferred Stock ..................        --       3,969

    Cancellation of Series F Preferred Stock ..............    (3,969)         --

    Exchange of real estate for partnership units .........     6,930          --

    Note receivable from sale of leasehold interests ......     1,300          --

    Sale of real estate to affiliate to satisfy debt ......    24,886          --

    Acquisition of assets from affiliate to satisfy debt ..   (16,268)         --

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

Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

On January 1, 2002, ARI adopted Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement superceded Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), for segments of a business to be disposed of. SFAS 144 retains the requirements of SFAS No. 121 relating to the recognition and measurement of an impairment loss and resolves certain implementation issues resulting from SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial position or results of operations of ARI.

In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of operations of ARI.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. ARI will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1.   BASIS OF PRESENTATION (Continued)

of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

NOTE 2.   REAL ESTATE

In 2002, ARI purchased the following properties:

                                             Units/         Purchase     Net Cash       Debt       Interest     Maturity
      Property            Location        Sq.Ft./Acres       Price         Paid       Incurred       Rate         Date
--------------------   --------------   ----------------   ----------   ----------   ----------   ----------   ----------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/          Dallas, TX            80,278 Sq.Ft.    $ 3,103       $   --       $    --          --           --

Second Quarter
Apartments
Pinecrest/(2)/       North Augusta, SC         120 Units      2,986           --         1,423        8.75%       03/03
Tiberon Trails/(2)/  Merrillville, IN          376 Units     12,000           --         6,417        9.00        07/06

Shopping Center
Alta Mesa/(2)/       Ft. Worth, TX          59,933 Sq.Ft.     4,000           --         1,804       10.43        10/04

Land
Pioneer Crossing     Austin, TX               79.4 Acres      1,165        1,213            --          --           --
Willow Springs       Beaumont, CA             20.7 Acres        140          146            --          --           --

___________
(1) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2) Property received from Basic Capital Management, Inc. ("BCM"), a related party, for forgiveness of debt.

In 2001, ARI purchased the following properties:

                                                            Purchase     Net Cash       Debt       Interest     Maturity
      Property            Location            Units          Price         Paid       Incurred       Rate         Date
--------------------   --------------   ----------------   ----------   ----------   ----------   ----------   ----------
Second Quarter
Apartments
Glenwood             Addison, TX               168 Units    $ 6,246       $   -- /(1)/ $ 2,549 /(2)/  9.25%       10/04

___________
(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with a related party.
(2)  Assumed debt of seller. Exchanged with a related party.

In 2002, ARI sold the following properties:

                                             Units/          Sales       Net Cash       Debt      Gain/(Loss)
      Property            Location        Acres/Sq.Ft.       Price       Received    Discharged     on Sale
--------------------   --------------   ----------------   ----------   ----------   ----------   ----------
First Quarter
Apartments
Mallard Lake/(1)/    Greensboro, NC            336 Units    $14,400       $   --       $ 7,362     $10,669
Villas               Plano, TX                 208 Units      8,525        3,701         4,023       5,615

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2. REAL ESTATE (Continued)

                                                   Units/            Sales      Net Cash          Debt       Gain/(Loss)
       Property           Location               Acres/Sq.Ft.        Price      Received       Discharged      on Sale
---------------------  ---------------        ----------------     ---------  ------------   -------------- -------------
First Quarter - Continued
Land
Katrina                Palm Desert, CA             2.1 Acres       $ 1,323       $  (40)       $  1,237      $    978
Lakeshore Villas/(2)/  Harris County, TX          16.9 Acres         1,499          215              --            --
Rasor/(2)/             Plano, TX                  24.5 Acres         1,211          174              --            --
Thompson II            Dallas County, TX            .2 Acres            21           20              --           (11)
Vista Ridge            Lewisville, TX             10.0 Acres         1,525          130           1,220           401

Shopping Center
Oaktree Village/(2)/   Lubbock, TX              45,623 Sq.Ft.        2,302          131           1,389/(3)/       --

Second Quarter
Apartments
Oak Hill               Tallahassee, FL              92 Units         3,200          156/(4)/      2,550           527
Regency                Tampa, FL                    78 Units         3,200          851           1,710        (1,458)
Stonebridge            Florissant, MO              100 Units         4,340        1,272           2,893         3,081

Office Building
Centura                Dallas, TX              410,901 Sq.Ft.       50,000           --          43,739/(3)/       --/(5)/

Land
Hollywood Casino       Farmers Branch, TX         42.8 Acres        16,987           --           6,222/(3)/       --/(5)/
Marine Creek           Ft. Worth, TX              54.2 Acres         3,700           --           1,500/(3)/       --/(5)/
Mason Goodrich         Houston, TX                 7.9 Acres           672           46             554           268
Mason Goodrich         Houston, TX                10.3 Acres         1,444           93           1,225           895
Mason Goodrich         Houston, TX                18.0 Acres         2,790           --           2,690/(3)/       --/(5)/
Monterrey              Riverside, CA              61.0 Acres         4,625           --              --            --/(5)/
Nashville              Nashville, TN              16.6 Acres         1,890           --             955/(3)/       --/(5)/

Third Quarter
Apartments
Valley Hi              Tallahassee, FL              54 Units         1,452           75           1,159           435
White Pines            Tallahassee, FL              85 Units           764           10             593           (51)
Woodsong               Smyrna, GA                  190 Units         9,200          (45)          8,196         7,028

_________________________

(1) Exchanged for outstanding partnership units in ART Florida Portfolio I, Ltd., ART Florida Portfolio II, Ltd. and ART Florida Portfolio III, Ltd.

(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.

(3)  Debt assumed by purchaser.

(4)  Represents dividends on and redemption of Innovo Preferred Stock. See NOTE
     7. "NOTES PAYABLE."

(5)  Sold to TCI, a related party. Gain deferred until sale to unrelated party.

In 2001, ARI sold the following properties:

                                            Units/         Sales       Net Cash         Debt       Gain/(Loss)
      Property          Location         Acres/Sq.Ft.      Price       Received      Discharged      on Sale
-------------------   -------------    ----------------  ---------   ------------  --------------  -----------
First Quarter
Apartments
Carriage Park          Tampa, FL          46 Units        $ 2,005       $  757       $ 1,069         $   663
Rockborough            Denver, CO        345 Units         16,675        3,654        12,215/(1)/     13,471

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2. REAL ESTATE (Continued)

                                                   Units/          Sales      Net Cash        Debt        Gain/(Loss)
      Property         Location                Acres/Sq.Ft.        Price      Received     Discharged       on Sale
-----------------  -----------------          --------------      -------    ----------   ------------    -----------
First Quarter - Continued
Land
Frisco Bridges     Collin County, TX            27.8 Acres          4,500        4,130           --             25
Katrina            Palm Desert, CA              20.0 Acres          2,831         (124)         596            830/(2)/
Las Colinas        Las Colinas, TX               1.7 Acres            825          233          400            539
Plano Parkway      Plano, TX                    11.3 Acres          1,445          312          950             --
Scoggins           Tarrant County, TX          232.8 Acres          2,913          892        1,800            181
Scout              Tarrant County, TX          408.0 Acres          5,087        1,586        3,200          2,969
Tree Farm          Dallas County, TX            10.4 Acres          2,888          (87)       2,644             75

Shopping Center
Regency Pointe     Jacksonville, FL           67,063 Sq.Ft.         7,350        5,126        1,500          2,232

Second Quarter
Apartments
Bent Tree          Addison, TX                   292 Units         12,050        2,480        8,867          7,081
Glenwood           Addison, TX                   168 Units          6,650        3,166        2,549           (581)
Kimberly Woods     Tucson, AZ                    279 Units          8,450        1,667        6,191/(1)/     6,053
Place One          Tulsa, OK                     407 Units         12,935        3,310        7,539          8,623
Shadowood          Addison, TX                   184 Units          7,125        1,980        4,320          4,644

Land
Katrina            Palm Desert, CA              20.0 Acres          2,940           78           --            616
Mason/Goodrich     Houston, TX                  22.1 Acres          4,168          (34)       3,750          2,896
Plano Parkway      Plano, TX                    12.0 Acres            740          672           --           (991)
Yorktown           Harris County, TX           120.4 Acres          5,239         (160)       4,991         (1,497)

__________________
(1)  Debt assumed by purchaser.
(2)  Gain deferred until 2002, when ARI-provided financing was collected.

NOTE 3. NOTES RECEIVABLE

In May 2002, ARI sold its leasehold interests in various oil and gas mineral development properties for $1.3 million, receiving a note from the buyer for the purchase price. The note bears interest at 10.0% per annum, matures in May 2004 and requires monthly payments of principal and accrued interest. See NOTE 4. "OIL AND GAS OPERATIONS."

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

In December 1999, a note with a principal balance of $1.2 million, secured by a pledge of a partnership interest in a partnership which owns real estate in Addison, Texas, matured. The maturity date was extended to April 2000 in exchange for an increase in the interest rate to 14.0% per annum. All other terms remained the same. In February 2001, the loan amount was increased to $1.6 million and the maturity date was extended to June 2001. In February 2002, $1.5 million in principal and $87,000 in interest was collected. In May 2002, $10,000 in principal and accrued interest was collected. In July 2002, the note was collected in full, including accrued but unpaid interest.

Related Party. In June 2002, ARI converted $4.5 million of its receivable from BCM, a related party, to a recourse note receivable. The note bears interest at 10.0% per annum, matures in March 2004 and requires quarterly payments of principal and accrued interest. The first payment is due in December 2002.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.7% of the outstanding shares of ARI's Common Stock. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM, ARI's advisor. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.0 million. All principal and interest are due at maturity. Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in day-to-day operations or management of One Realco.

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

In December 2000, an unsecured loan with a principal balance of $1.8 million to Warwick of Summit, Inc. ("Warwick") matured. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In May 2002, $33,000 of principal and $267,000 of interest was collected. At June 2002, the loan, with a current principal balance of $1.7 million and $34,000 of accrued interest, remained unpaid. At August 2002, settlement terms are being negotiated. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma;
(2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At June 2002, the loan, and $576,000 of accrued interest, remained unpaid. At August 2002, settlement terms are being negotiated. Richard
D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

In March 2000, a loan with a principal balance of $2.5 million to Lordstown, L.P., matured. The loan is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At June 2002, the loan, and $900,000 of accrued interest, remained unpaid. At August 2002, settlement terms are being negotiated. Tara Group, Inc., a corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

NOTE 4.   OIL AND GAS OPERATIONS

In May 2001, ARI purchased the leasehold interests in 37 oil and gas mineral development properties, which include 131 drilled wells. The total proved reserves were 6.5 million barrels of oil and 3.3 billion cubic feet of natural gas. The total purchase price was $4.7 million, plus a 40% profit participation. The Operator's Interest was purchased for $375,000, with $25,000 cash paid at closing. ARI gave a note payable for the remaining $350,000. The note bore no interest, and matured in May 2002. Monthly principal payments of $25,000 were required. The Working Interests were purchased for $4.3 million, with

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 4.   OIL AND GAS OPERATIONS (Continued)

$125,000 cash paid at closing. ARI gave a note payable for $250,000. The note bore no interest, and matured in November 2001. One-half of the principal was paid in August 2001. The remaining $4.0 million was paid by issuing 3,968.75 shares of ARI Series F Preferred Stock, which was redeemable quarterly in an amount equal to 20% of net cash flow from the oil and gas operations. The stock had a liquidation value of $1,000 per share, and paid no dividends.

In May 2002, ARI sold the leasehold interests for $1.3 million, receiving a note from the buyer for the purchase price. The note bears interest at 10.0% per annum, matures in May 2004 and requires monthly payments of principal and accrued interest. As part of the sale, the notes payable given by ARI for the purchase of the Operator's Interest ($350,000) and the Working Interests ($250,000) were canceled. The 3,968.75 shares of ARI Series F Preferred Stock were also returned to ARI and canceled.

NOTE 5.   INVESTMENTS IN EQUITY INVESTEES

Real estate entities. ARI's investment in real estate entities at June 30, 2002, included equity securities of two publicly traded real estate companies, Income Opportunity Realty Investors, Inc. ("IORI") and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

ARI accounts for its investment in IORI and TCI and the joint venture partnerships using the equity method. The equity securities of IORI and TCI are pledged as collateral for borrowings. See NOTE 8. "MARGIN BORROWINGS."

ARI's investment in real estate entities, accounted for using the equity method, at June 30, 2002 was as follows:

                    Percentage      Carrying      Equivalent
                     of ARI's       Value of       Investee       Market Value
                   Ownership at  Investment at   Book Value at  of Investment at
    Investee      June 30, 2002  June 30, 2002   June 30, 2002    June 30, 2002
----------------  -------------- --------------  -------------  ----------------
IORI ...........      28.49%        $ 7,981        $ 11,226         $  7,379
TCI ............      49.99           6,329         106,727           80,335
                                    -------                         --------
                                     74,310                         $ 87,714
                                                                    ========
Other ..........                      6,860
                                    -------
                                    $81,170
                                    =======

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

Set forth below are summarized results of operations of equity investees for the six months ended June 30, 2002:

      Revenues .....................................................  $  66,079
      Equity in loss of partnerships ...............................     (2,644)
      Property operating expenses ..................................     50,427
      Depreciation .................................................     10,766
      Interest expense .............................................     20,173
      Loss from discontinued operations ............................     (1,842)
      Loss before gains on sale of real estate .....................    (19,773)

      Gain on sale of real estate ..................................     19,619
                                                                      ---------
      Net loss .....................................................  $    (154)
                                                                      =========

ARI's share of equity investees' loss before gains on the sale of real estate was $9.2 million for the six months ended June 30, 2002, and its share of equity investees' gains on sale of real estate was $8.3 million for the six months ended June 30, 2002.

ARI's cash flow from IORI and TCI is dependent on the ability of each entity to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions.

Realty Advisors - Korea. In June 2002, ARI acquired Realty Advisors - Korea from BCM, a related party, for $6.0 million. ARI's receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI.

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

NOTE 6.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first six months of 2002, ARI did not purchase or sell any such securities. At June 30,

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 6.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

2002, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $7,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.   NOTES PAYABLE

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                               Units/          Debt           Debt      Net Cash    Interest       Maturity
     Property             Location          Acres/Sq.Ft.     Incurred      Discharged   Received      Rate           Date
-------------------   ------------------   --------------   ----------     ----------   --------   ----------     ----------
First Quarter
Land
Walker                Dallas County, TX      90.6 Acres     $  8,500        $  8,500    $(1,411)    11.250%/(1)/    01/03

Shopping Center
Plaza on Bachman
 Creek                Dallas, TX           80,278 Sq.Ft.       5,000              --      4,444      6.625/(1)/     04/04

Second Quarter
Apartments
Lee Hills             Tallahassee, FL          16 Units        1,750/(2)/        117        590      6.625/(1)/     06/05
Valley Hi             Tallahassee, FL          54 Units           --/(2)/        878         --         --             --
White Pines           Tallahassee, FL          85 Units           --/(2)/         --         --         --             --

Office Buildings
Four Hickory Centre   Farmers Branch, TX  221,000 Sq.Ft.      12,500/(3)/         --      3,399     13.000          05/03

Related Party Transactions. In each of the following transactions, except those footnoted as (6), a related party has purchased an entity, which owns the listed property asset, from ARI. ARI has guaranteed that the asset will produce at least a 12% return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay the purchaser any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, the purchaser may require ARI to repurchase the entity for the purchase price. Management has classified these related party transactions as notes payable.

                                                               Debt           Debt      Net Cash    Interest       Maturity
     Property             Location          Units/Sq.Ft.     Incurred      Discharged   Received      Rate           Date
-------------------   ------------------   --------------   ----------     ----------   --------   ----------     ----------
First Quarter
Office Building
Rosedale Towers       Minneapolis, MN      84,798 Sq.Ft.    $  5,109        $     --    $ 5,109     12.000%       01/05 /(4)/
Two Hickory Centre    Farmers Branch, TX   96,127 Sq.Ft.       4,448              --      4,448     12.000        01/05 /(5)/

Second Quarter
Apartments
Bay Anchor            Panama City, FL          12 Units          255              --        203      5.000        05/03 /(6)/
Confederate Point     Jacksonville, FL        206 Units        1,929              --         --     12.000        04/05 /(7)/
Foxwood               Memphis, TN             220 Units        1,093              --         --     12.000        04/05 /(8)/
Governor Square       Tallahassee, FL         168 Units        4,480           3,196        611      7.120        05/07 /(6)/
Grand Lagoon          Panama City, FL          54 Units        2,083           1,209        655      5.000        05/03 /(6)/
Oak Hill              Tallahassee, FL          92 Units        2,550           1,875        478      5.000        05/03 /(6)(10)/

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   NOTES PAYABLE (Continued)

                                                                Debt           Debt      Net Cash    Interest    Maturity
     Property             Location           Units/Sq.Ft.     Incurred      Discharged   Received      Rate        Date
-------------------   ------------------    --------------   ----------     ----------   --------   ----------  ----------
Second Quarter - Continued
Apartments - Continued
Park Avenue             Tallahassee, FL         121 Units      4,400           2,756       1,341       7.120    05/07 /(6)/
Seville                 Tallahassee, FL          62 Units      1,955           1,263         473       5.000    05/03 /(6)/
Westwood                Mary Ester, FL          120 Units      3,382           2,327       1,023       7.570    05/12 /(6)/
Windsor Tower           Ocala, FL                64 Units      1,989           1,128         702       5.000    05/03 /(6)/
Woodhollow              San Antonio, TX         546 Units      8,160           5,349       2,775       7.120    05/07 /(6)/
Woodsong                Smyrna, GA              190 Units      2,544              --          --      12.000    04/05 /(9)/

Office Building
One Hickory Centre      Farmers Branch, TX  102,615 Sq.Ft.     4,468              --          --      12.000    04/05 /(11)/

-------------

(1)  Variable interest rate.

(2)  Single note with all properties as collateral.

(3)  $5.5 million funded at June 30, 2002.

(4) IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosedale Towers Office Building.

(5) TCI, a related party, purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. Two Hickory owns the Two Hickory Centre Office Building.

(6) Properties sold to partnerships controlled by Metra Capital, LLC ("Metra"). Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

     The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

     The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.   NOTES PAYABLE (Continued)

     operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.

(7) TCI, a related party, purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. Confederate Point owns the Confederate Point Apartments.

(8) TCI, a related party, purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. Foxwood owns the Foxwood Apartments.

(9) TCI, a related party, purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. Woodsong owns the Woodsong Apartments. TCI sold the Woodsong Apartments in July 2002.

(10) Sold to unrelated buyer in June 2002.

(11) TCI, a related party, purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. One Hickory owns the One Hickory Centre Office Building.

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                 Acres/          Debt           Debt      Net Cash    Interest       Maturity
     Property             Location            Rooms/Sq.ft.     Incurred      Discharged   Received      Rate           Date
-------------------   ------------------     --------------   ----------     ----------   --------   ----------     ----------
First Quarter
Land
Mason/Goodrich        Houston, TX               235.0 Acres   $  6,750        $    --      $6,302     14.00%          01/02
Pioneer Crossing      Austin, TX                350.1 Acres      7,000             --       6,855      16.90          03/05
Pioneer Crossing      Austin, TX                 14.5 Acres      2,500             --       2,350      14.50          01/02

Second Quarter
Land
Hollywood Casino      Farmers Branch, TX         51.7 Acres      2,500 /(1)/       --       1,916       9.00          04/03
Valwood               Dallas County, TX          19.4 Acres         -- /(1)/       --          --         --             --
Katrina               Palm Desert, CA           300.5 Acres     22,000         15,584       4,417      12.50 /(2)/    10/01
Jeffries Ranch        Oceanside, CA              82.4 Acres      5,250 /(3)/      750       3,944      14.50          06/02
Willow Springs        Riverside, CA           1,485.7 Acres         -- /(3)/       --          --         --             --

Hotel
Williamsburg
 Hospitality House    Williamsburg, VA(/4)/       296 Rooms     10,309             --       9,851      36.00          01/02

Shopping Center
Cullman               Cullman, AL             92,486 Sq.Ft.         -- /(3)/      129          --         --             --

-----------------------

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. NOTES PAYABLE (Continued)

(1)  Single note, with both properties as collateral.
(2)  Variable interest rate.
(3)  Single note, with all properties as collateral.
(4)  Also secured by 1,846,000 shares of TCI common stock.

In August 2002, the lender on one of ARI's hotel properties notified ARI that ARI was in default under the provisions of the loan agreement regarding timely payment and debt service coverage ratio. ARI is negotiating with the lender and expects to resolve the issue.

NOTE 8. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 5.75% to 24.0%. Margin borrowing totaled $26.0 million at June 30, 2002.

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

In March 2001, ARI obtained a security loan in the amount of $3.5 million from a financial institution. ARI received net cash of $3.5 million after paying various closing costs. The loan bore interest at 16.0% per annum. In April and May 2001, a total of $2.0 million in principal paydowns were made. In July 2001, the loan was repaid in full, including accrued but unpaid interest. The loan was secured by 472,000 shares of TCI Common Stock owned by ARI Common Stock and 128,000 shares of ARI owned by One Realco.

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

NOTE 9.   INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income or provision for income taxes in the six months ended June 30, 2002 or 2001.

NOTE 10.  OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gains on sale of real estate by investees, loss on sale of investments in equity investees and other income which totaled $(930,000) and $(1.2) million for the three and six months ended June 30, 2002 and $5.8 million and $5.8 million for 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees and discontinued operations, which totaled $4.9 million and $11.3 million for the three and six months ended June 30, 2002 and $9.8 million and $18.0 million for 2001. Excluded from operating segment assets are assets of $122.3 million in 2002 and $122.4 million in 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia, which is located in Bulgaria.

Presented below are ARI's reportable segments operating income for the three and six months ended June 30, 2002 and 2001, and segment assets at June 30, 2002 and 2001.

                                                                Inter-
  Three Months Ended      Commercial                  U.S.     national               Pizza    Receivables/
     June 30, 2002        Properties   Apartments    Hotels     Hotels      Land     Parlors       Other         Total
------------------------  ----------   ----------   --------   --------   --------   -------   ------------    ---------
  Operating revenue ....   $   8,571    $   9,326   $  9,144   $  1,465   $     (1)  $ 9,736     $    200      $  38,441
  Interest income ......          --           --         --         --         --        --          785            785
  Operating expenses ...       5,932        5,866      6,190        748      1,706     7,794           39         28,275
                          ----------   ----------   --------   --------   --------   -------   ------------    ---------
  Operating income
     (loss) ............   $   2,639    $   3,460   $  2,954   $    717   $ (1,707)  $ 1,942     $    946      $  10,951
                          ==========   ==========   ========   ========   ========   =======   ============    =========

Depreciation ...........   $   2,046    $     847   $    640   $    643   $     --   $   283     $      2      $   4,461
Interest ...............       4,799        3,659        992         --      5,228       216        3,174         18,068
Capital expenditures ...       5,744          336        197         --      2,271       848           --          9,396
Assets .................     136,639      113,075     66,832     24,091    195,881    21,360       33,145        591,023

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.  OPERATING SEGMENTS (Continued)

                           Commercial
  Property Sales:          Properties   Apartments                          Land                                Total
                           ----------   ----------                        --------                            --------
  Sales price ...........   $ 50,000     $ 10,740                         $ 15,121                            $ 75,861
  Cost of sale ..........     50,000        8,590                           13,957                              72,547
                            --------     --------                         --------                            --------
  Gain on sale ..........   $     --     $  2,150                         $  1,164                            $  3,314
                            ========     ========                         ========                            ========

                                                                Inter-
   Six Months Ended        Commercial                 U.S.     national               Pizza     Receivables/
     June 30, 2002         Properties   Apartments   Hotels     Hotels      Land     Parlors        Other       Total
----------------------     ----------   ----------  --------   --------   --------   --------   ------------  --------
  Operating revenue .....   $ 18,990     $ 19,178   $ 15,702   $  2,468   $     61   $ 18,276     $    443    $ 75,118
  Interest income .......         --           --         --         --         --         --        1,397       1,397
  Operating expenses ....     11,390       11,465     11,419      1,323      4,080     14,747          123      54,547
                            ---------    ---------  --------   --------   --------   --------     --------    --------
  Operating income
     (loss) .............   $  7,600     $  7,713   $  4,283   $  1,145   $ (4,019)  $  3,529     $  1,717    $ 21,968
                            =========    =========  ========   ========   ========   ========     ========    ========

Depreciation ............   $  3,614     $  1,681   $  1,163   $    907   $     --   $    540     $      4    $  7,909
Interest ................      9,537        6,467      2,123         30     11,396        419        6,297      36,269
Capital expenditures ....      7,033          548        358         --      2,664      1,239           --      11,842
Assets ..................    136,639      113,075     66,832     24,091    195,881     21,360       33,145     591,023

                           Commercial
  Property Sales:          Properties   Apartments                          Land                                Total
                           ----------   ----------                        --------                            --------
  Sales price ...........   $ 52,302     $ 33,365                         $ 20,701                            $106,368
  Cost of sale ..........     52,302       14,932                           17,338                              84,572
                            --------     --------                         --------                            --------
  Gain on sale ..........   $     --     $ 18,433                         $  3,363 /(1)/                      $ 21,796
                            ========     ========                         ========                            ========

____________
(1) Includes $830,000 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                                                                Inter-
  Three Months Ended       Commercial                 U.S.     national               Pizza     Receivables/
     June 30, 2001         Properties   Apartments   Hotels     Hotels      Land     Parlors        Other       Total
----------------------     ----------   ----------  --------   --------   --------   --------   ------------  --------
  Operating revenue .....   $  7,479     $  9,687   $  8,937   $  1,032   $     42   $  8,733     $     96    $ 36,006
  Interest income .......         --           --         --         --         --         --          776         776
  Operating expenses ....      5,022        6,398      5,889      3,450      2,625      7,129          102      30,615
                            --------     --------   --------   --------   --------   --------     --------    --------
  Operating income
     (loss) .............   $  2,457     $  3,289   $  3,048   $ (2,418)  $ (2,583)  $  1,604     $    770    $  6,167
                            ========     ========   ========   ========   ========   ========     ========    ========

Depreciation ............   $  1,795     $    835   $    680   $    650   $     --   $    257     $      4    $  4,221
Interest ................      4,017        2,489      1,006         97      8,078       (463)         867      16,091
Capital expenditures ....      2,588           23        168         --        251        375          363       3,768
Assets                       162,933      130,110     68,549     28,394    231,493     21,620       33,682     676,781

Property Sales:                         Apartments                          Land                                Total
                                        ----------                        --------                            --------
Sales price .............                $ 47,210                         $ 13,087                            $ 60,297
Cost of sale ............                  21,370                           12,163                              33,533
                                         --------                         --------                            --------
Gain on sale ............                $ 25,840                         $    924                            $ 26,764
                                         ========                         ========                            ========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.  OPERATING SEGMENTS (Continued)

                                                                        Inter-
      Six Months Ended         Commercial                   U.S.       national               Pizza    Receivables/
        June 30, 2001          Properties   Apartments     Hotels       Hotels       Land    Parlors       Other        Total
 --------------------------    ----------   ----------     -------     --------     ------   -------   ------------    --------
  Operating revenue .......      $ 16,278     $ 19,491    $ 15,938     $  1,726    $   105   $16,559      $   292      $ 70,389
  Interest income .........            --           --          --           --         --        --        1,160         1,160
  Operating expenses ......        10,053       11,945      11,939        3,984      4,544    13,551           78        56,094
                                 --------     --------    --------     --------    -------   -------      -------      --------
  Operating income
     (loss) ...............      $  6,225     $  7,546    $  3,999     $ (2,258)   $(4,439)  $ 3,008      $ 1,374      $ 15,455
                                 ========     ========    ========     ========    =======   =======      =======      ========

Depreciation ..............      $  3,527     $  1,696    $  1,309     $    650    $    --   $   586      $     5      $  7,773
Interest ..................         8,297        5,263       2,273          194     13,368      (191)       2,339        31,543
Capital expenditures ......         4,806           23         320        1,000        316       713          363         7,541
Assets ....................       162,933      130,110      68,549       28,394    231,493    21,620       33,682       676,781

                               Commercial
  Property Sales:              Properties   Apartments                              Land                                 Total
                               ----------   ----------                            --------                             --------
  Sales price .............      $  7,350     $ 65,890                            $ 33,577                             $106,817
  Cost of sale ............         5,058       25,916                              28,864                               59,838
                                 --------     --------                            --------                             --------
  Gain on sale ............      $  2,292     $ 39,974                            $  4,713                             $ 46,979
                                 ========     ========                            ========                             ========

NOTE 11.  DISCONTINUED OPERATIONS

Effective January 1, 2002, ARI adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

For the three and six months ended June 30, 2002 and 2001, income from discontinued operations relates to seven properties that ARI sold during the first six months of 2002 and 18 properties that ARI sold during 2001. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                    For the Three Months           For the Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                                 -------------------------      -------------------------
Revenue                                                             2002           2001            2002           2001
                                                                 ----------     ----------      ----------     ----------
  Rental ...................................................     $      344     $    5,550      $    1,558     $   12,206
  Property operations ......................................            162          2,157             735          6,551
                                                                 ----------     ----------      ----------     ----------
                                                                        182          3,393             823          5,655
Expenses
  Interest .................................................             97          3,020             687          5,638
  Depreciation .............................................             71            379             178            906
                                                                 ----------     ----------      ----------     ----------
                                                                        168          3,399             865          6,544
                                                                 ----------     ----------      ----------     ----------
Net income (loss) from discontinued operations .............             14             (6)            (42)          (889)

  Gain of sale of real estate ..............................          2,150         25,840          18,433         42,266
  Equity in gain on sale of real estate from equity
     investees .............................................          4,149          9,938           8,280         11,380
                                                                 ----------     ----------      ----------     ----------

Net income from discontinued operations ....................     $    6,313     $   35,772      $   26,671     $   52,757
                                                                 ==========     ==========      ==========     ==========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11.   DISCONTINUED OPERATIONS (Continued)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 12.   COMMITMENTS AND CONTINGENCIES

Liquidity. Management expects that cash generated from operations during the remainder of 2002 will not be sufficient to discharge all of ARI's debt obligations as they mature. Therefore, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. In March 1999, ARI reached an agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally, one million units were purchased in January 2000, two million units were purchased in May 2001 and one million units were purchased in May 2002. The remaining one million units were purchased in August 2002.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management, the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

NOTE 13. GOODWILL AND OTHER INTANGIBLES - ADOPTION OF SFAS 142

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that ARI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that ARI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that ARI identify reporting units in order to assess potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 requires that an intangible asset with an indefinite useful life be tested for impairment in accordance with specified guidelines. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 required ARI to complete a transitional goodwill impairment test six months from the date of adoption. ARI was also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The adoption of SFAS 141 did not have a material impact on ARI's results of operations and financial position. ARI adopted SFAS 142 on January 1, 2002, and accordingly ceased amortizing costs in excess of net assets acquired. In connection with the adoption of SFAS 142, ARI completed the first step of the goodwill impairment test during the quarter ended June 30, 2002. Based on the results of this step, ARI believes that the fair value of its reporting unit that carries goodwill exceeds its carrying amount. As the result of the first step of the goodwill impairment test indicates that goodwill is not impaired, the second step of the goodwill impairment test is not necessary.

Transitional Disclosures. Net income <loss> applicable to Common shares and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three and six months ended June 30, 2002 and 2001 are as follows:


                                                                    Three Months Ended            Six Months Ended
                                                                          June 30,                    June 30,
                                                                   ---------------------         ---------------------
                                                                     2002          2001            2002         2001
                                                                   --------      -------         --------      -------
Net income (loss) applicable to Common shares.................     $(14,701)     $ 7,927         $(14,107)     $ 9,675
Add back: Amortization of costs in excess of net
   assets acquired............................................           --           85               --          170
                                                                   --------      -------         --------      -------
Adjusted net income (loss) applicable to Common
   shares.....................................................     $(14,701)     $ 8,012         $(14,107)     $ 9,845
                                                                   ========      =======         ========      =======
Earnings per share:
   Net income (loss) applicable to Common shares..............     $  (1.29)     $   .78         $  (1.24)     $   .96
   Amortization of costs in excess of net assets
     acquired.................................................           --          .01               --          .01
                                                                   --------      -------         --------      -------
   Adjusted net income (loss) applicable to
     Common shares............................................     $   (1.29)    $   .79         $  (1.24)     $   .97
                                                                   =========     =======         ========      =======

Acquisitions. ARI made no acquisitions resulting in goodwill during the three and six months ended June 30, 2002 and 2001.

Intangible Assets not Subject to Amortization. The carrying value of ARI's costs in excess of net assets acquired is as follows:

                                                       June 30,     December 31,
                                                         2002           2001
                                                       --------     ------------
 Costs in excess of net assets acquired, net of
  accumulated amortization of $1,790...............    $ 11,831       $ 11,831
                                                       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

ARI's predecessor was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

On October 23, 2001, ARI, TCI, and IORI jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit. In February 2002, the court granted final approval of the proposed settlement. Under the proposal, ARI will acquire all of the outstanding common shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock. ARI will pay $17.50 cash per TCI share and $19.00 cash per IORI share for the stock held by non-affiliated stockholders. ARI will issue one share of Series G Preferred Stock with a liquidation value of $20.00 per share for each share of TCI Common Stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. ARI will issue one share of Series H Preferred Stock with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction (Continued)

a liquidation value of $21.50 per share for each share of IORI Common Stock for stockholders who affirmatively elect to receive ARI Preferred Stock in lieu of cash. All affiliated stockholders will receive ARI Preferred Stock. Each share of Series G Preferred Stock will be convertible into 2.5 shares of ARI Common Stock, and each share of Series H Preferred Stock will be convertible into 2.25 shares of ARI Common Stock during a 75-day period that commences fifteen days after the date of the first ARI Form 10-Q filing that occurs after the closing of the merger transaction. Upon the acquisition of IORI and TCI shares, TCI and IORI would become wholly-owned subsidiaries of ARI. The transaction is subject to the negotiation of a definitive merger agreement and a vote of the shareholders of all three entities. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors. Earl D. Cecil, a Director of ARI, is also a Director of TCI and IORI.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of ARI's financial condition and results of operations and require management's most difficult, complex or subjective judgements. ARI's critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. ARI's estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. ARI's estimates are subject to revision as market conditions and ARI's assessments of them change.

ARI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers the information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor, and ARI's assessment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

of its ability to meet its lease or interest obligations. ARI's estimate of the required allowance, which is reviewed on a quarterly basis is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

Liquidity and Capital Resources

General. Cash and cash equivalents at June 30, 2002, totaled $2.6 million, compared with $709,000 at December 31, 2001. Although ARI anticipates that during the remainder of 2002 it will generate cash from operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore again rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, borrowings against its investments in various real estate entities, refinancing of properties, and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 2001, notes payable totaling $267.5 million had either scheduled maturities or required principal reduction payments during 2002. During the first six months of 2002, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $89.0 million of the debt scheduled to mature in 2002.

Net cash used in operating activities decreased to $21.2 million in the six months ended June 30, 2002, from $31.0 million in the six months ended June 30, 2001. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $18.6 million in the six months ended June 30, 2002 from $9.1 million in 2001. The increase is primarily attributable to a decline in the payments for operating expenses in 2002 from an elevated level in 2001, when there was a significant paydown of accounts payable. ARI expects a decrease in cash flow from property operations during the remainder of 2002. Such decrease is expected to result from the continued selective sale of income producing properties.

Net cash from pizza operations (sales less cost of sales) increased to $3.2 million in the six months ended June 30, 2002, from $2.9 million in the six months ended June 30, 2001. The increase is primarily attributable to the opening of three new stores in 2001.

Interest collected increased to $966,000 in the six months ended June 30, 2002, from $300,000 in 2001. The increase was primarily attributable to the collection of $542,000 in past due interest.

Interest paid of $30.3 million in the six months ended June 30, 2002, approximated the $31.2 million in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Advisory fees paid of $3.3 million in the six months ended June 30, 2002, approximated the $3.5 million in 2001.

General and administrative expenses paid increased to $6.5 million in the six months ended June 30, 2002 from $4.5 million in 2001. The increase is primarily attributable to an increase in legal fees and cost reimbursements paid to the advisor.

ARI's cash flow from its investments in IORI and TCI is dependent on the ability of each of the entities to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions. Accordingly, ARI received no current distributions in the first six months of 2002 and 2001. However, in May 2001, ARI received $53,000 in accumulated dividends on shares of Continental Mortgage and Equity Trust that should have been exchanged for TCI Common Stock in 1999.

Other cash used in operating activities of $2.4 million in the six months ended June 30, 2002, approximated the use of $2.5 million in 2001.

In the first six months of 2002, ARI received a total of $5.3 million on the collection of two mortgage notes receivable and partial paydown of four mortgage notes receivable.

In 2002, ARI purchased the following property:

                                                Units/        Purchase    Net Cash        Debt       Interest    Maturity
     Property            Location            Sq.Ft./Acres       Price       Paid        Incurred       Rate        Date
------------------   -----------------       -------------   -----------  --------      --------     --------    --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/          Dallas, TX                80,278 Sq.Ft.     $ 3,103   $    --       $    --           --         --

Second Quarter
Apartments
Pinecrest/(2)/       North Augusta, SC             120 Units       2,986        --         1,423         8.75%     03/03
Tiberon Trails/(2)/  Merrillville, IN              376 Units      12,000        --         6,417         9.00      07/06

Shopping Center
Alta Mesa/(2)/       Ft. Worth, TX             59,933 Sq.Ft.       4,000        --         1,804        10.43      10/04

Land
Pioneer Crossing     Austin, TX                   79.4 Acres       1,165     1,213            --           --         --
Willow Springs       Beaumont, CA                 20.7 Acres         140       146            --           --         --

---------------

(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2)  Property received from BCM, a related party, for forgiveness of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In 2002, ARI sold the following properties:

                                                      Units/           Sales       Net Cash        Debt       Gain/(Loss)
     Property               Location               Acres/Sq.Ft.        Price       Received     Discharged      on Sale
-------------------      -----------------      ------------------    --------   -----------   ------------   -----------
First Quarter
Apartments
Mallard Lake/(1)/        Greensboro, NC                  336 Units    $ 14,400    $      --        $ 7,362      $ 10,669
Villas                   Plano, TX                       208 Units       8,525        3,701          4,023         5,615

Land
Katrina                  Palm Desert, CA                 2.1 Acres       1,323          (40)         1,237           978
Lakeshore Villas/(2)/    Harris County, TX              16.9 Acres       1,499          215             --            --
Rasor/(2)/               Plano, TX                      24.5 Acres       1,211          174             --            --
Thompson II              Dallas County, TX                .2 Acres          21           20             --           (11)
Vista Ridge              Lewisville, TX                 10.0 Acres       1,525          130          1,220           401

Shopping Center
Oaktree Village/(2)/     Lubbock, TX                  45,623 Sq.Ft.      2,302          131          1,389/(3)/       --

Second Quarter
Apartments
Oak Hill                 Tallahassee, FL                  92 Units       3,200          156/(4)/     2,550           527
Regency                  Tampa, FL                        78 Units       3,200          851          1,710        (1,458)
Stonebridge              Florissant, MO                  100 Units       4,340        1,272          2,893         3,081

Office Building
Centura                  Dallas, TX                  410,901 Sq.Ft.     50,000           --         43,739/(3)/       --/(5)/

Land
Hollywood Casino         Farmers Branch, TX             42.8 Acres      16,987           --          6,222/(3)/       --/(5)/
Marine Creek             Ft. Worth, TX                  54.2 Acres       3,700           --          1,500/(3)/       --/(5)/
Mason Goodrich           Houston, TX                     7.9 Acres         672           46            554           268
Mason Goodrich           Houston, TX                    10.3 Acres       1,444           93          1,225           895
Mason Goodrich           Houston, TX                    18.0 Acres       2,790           --          2,690/(3/)       --/(5)/
Monterrey                Riverside, CA                  61.0 Acres       4,625           --             --            --/(5)/
Nashville                Nashville, TN                  16.6 Acres       1,890           --            955/(3)/       --/(5)/

Third Quarter
Apartments
Valley Hi                Tallahassee, FL                  54 Units       1,452           75          1,159           435
White Pines              Tallahassee, FL                  85 Units         764           10            593           (51)
Woodsong                 Smyrna, GA                      190 Units       9,200          (45)         8,196         7,028

--------------

(1) Exchanged for outstanding partnership units in ART Florida Portfolio I, Ltd., ART Florida Portfolio II, Ltd. and ART Florida Portfolio III, Ltd.
(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
(3)  Debt assumed by purchaser.
(4)  Represents dividends on and redemption of Innovo Preferred Stock. See NOTE
     7. "NOTES PAYABLE."
(5)  Sold to TCI, a related party. Gain deferred until sale to unrelated party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                    Units/           Debt          Debt      Net Cash    Interest        Maturity
      Property                 Location          Acres/Sq.Ft.      Incurred     Discharged   Received      Rate             Date
---------------------    --------------------   --------------    ----------   ------------ ----------- -----------     -----------
First Quarter
Land
Walker                   Dallas County, TX          90.6 Acres     $ 8,500        $ 8,500     $ (1,411)    11.250%/(1)/     01/03

Shopping Center
Plaza on Bachman
 Creek                   Dallas, TX               80,278 Sq.Ft.      5,000             --        4,444      6.625/(1)/      04/04

Second Quarter
Apartments
Lee Hills                Tallahassee, FL              16 Units       1,750/(2)/       117          590      6.625/(1)/      06/05
Valley Hi                Tallahassee, FL              54 Units          --/(2)/       878           --         --              --
White Pines              Tallahassee, FL              85 Units          --/(2)/        --           --         --              --

Office Buildings
Four Hickory Centre      Farmers Branch, TX     221,000 Sq.Ft.      12,500/(3)/        --        3,399     13.000           05/03

Related Party Transactions. In each of the following transactions, except those footnoted as (6), a related party has purchased an entity, which owns the listed property asset, from ARI. ARI has guaranteed that the asset will produce at least a 12% return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay the purchaser any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, the purchaser may require ARI to repurchase the entity for the purchase price. Management has classified these related party transactions as notes payable.

                                                                     Debt          Debt      Net Cash    Interest      Maturity
      Property               Location         Units/Sq.Ft.         Incurred     Discharged   Received       Rate         Date
--------------------    -------------------  ---------------     ------------  ------------ ----------  -----------  ------------
First Quarter
Office Building
Rosedale Towers         Minneapolis, MN         84,798 Sq.Ft.      $ 5,109       $    --     $5,109       12.000%    01/05/(4)/
Two Hickory Centre      Farmers Branch, TX      96,127 Sq.Ft.        4,448            --      4,448       12.000     01/05/(5)/

Second Quarter
Apartments
Bay Anchor              Panama City, FL             12 Units           255            --        203        5.000     05/03/(6)/

Confederate Point       Jacksonville, FL           206 Units       $ 1,929       $    --     $   --       12.000%    04/05/(7)/
Foxwood                 Memphis, TN                220 Units         1,093            --         --       12.000     04/05/(8)/
Governor Square         Tallahassee, FL            168 Units         4,480         3,196        611        7.120     05/07/(6)/
Grand Lagoon            Panama City, FL             54 Units         2,083         1,209        655        5.000     05/03/(6)/
Oak Hill                Tallahassee, FL             92 Units         2,550         1,875        478        5.000     05/03/(6)(10)/
Park Avenue             Tallahassee, FL            121 Units         4,400         2,756      1,341        7.120     05/07/(6)/
Seville                 Tallahassee, FL             62 Units         1,955         1,263        473        5.000     05/03/(6)/
Westwood                Mary Ester, FL             120 Units         3,382         2,327      1,023        7.570     05/12/(6)/
Windsor Tower           Ocala, FL                   64 Units         1,989         1,128        702        5.000     05/03/(6)/
Woodhollow              San Antonio, TX            546 Units         8,160         5,349      2,775        7.120     05/07/(6)/
Woodsong                Smyrna, GA                 190 Units         2,544            --         --       12.000     04/05/(9)/

Office Building
One Hickory Centre      Farmers Branch, TX     102,615 Sq.Ft.        4,468            --         --       12.000     04/05/(11)/

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)


(1)  Variable interest rate.

(2)  Single note with all properties as collateral.

(3)  $5.5 million funded at June 30, 2002.

(4) IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosedale Towers Office Building.

(5) TCI, a related party, purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. Two Hickory owns the Two Hickory Centre Office Building.

(6) Properties sold to partnerships controlled by Metra Capital, LLC ("Metra"). Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

     The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

     The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.

(7) TCI, a related party, purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. Confederate Point owns the Confederate Point Apartments.

(8) TCI, a related party, purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. Foxwood owns the Foxwood Apartments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

(9) TCI, a related party, purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. Woodsong owns the Woodsong Apartments. TCI sold the Woodsong Apartments in July 2002.

(10)  Sold to unrelated buyer in June 2002.

(11) TCI, a related party, purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. One Hickory owns the One Hickory Centre Office Building.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 5.75% to 24.0%. Margin borrowing totaled $26.0 million at June 30, 2002.

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

Commitments and Contingencies

In March 1999, an agreement was reached with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commitments and Contingencies (Continued)

$1.00 per unit. In 1999, three million units were purchased. Additionally, one million units were purchased in January 2000, two million units were purchased in May 2001 and one million units were purchased in May 2002. The remaining one million units were purchased in August 2002.

Results of Operations

For the six months ended June 30, 2002, ARI reported a net loss of $12.9 million, compared to net income of $10.9 million for the six months ended June 30, 2001. The primary factors contributing to ARI's net loss are discussed in the following paragraphs.

Rents increased to $28.7 million and $56.8 million in the three and six months ended June 30, 2002, from $27.3 million and $53.8 million in 2001. Rents from commercial properties increased to $19.0 million for the six months ended June 30, 2002, from $16.3 million in 2001, rent from hotels increased to $18.2 million in the six months ended June 30, 2002, from $17.7 million in 2001 and rent from apartments of $19.2 million in the six months ended June 30, 2002 approximated the $19.4 million in 2001. The increase in commercial property rents was primarily attributable to increased occupancy, and the increase in hotel property rents was primarily attributable to the opening of the Hotel Sofia in 2001. Rental income is expected to decrease in the remainder of 2002 as a result of continued property sales.

Property operations expense decreased to $20.5 million and $39.8 million in the three and six months ended June 30, 2002, from $23.5 million and $42.5 million in 2001. Property operations expense for commercial properties increased to $11.4 million in the six months ended June 30, 2002, from $10.1 million in 2001. For hotels, property operations expense decreased to $12.7 million in the six months ended June 30, 2002, from $15.9 million in 2001. For land, property operations expense of $4.1 million in the six months ended June 30, 2002 approximated the $4.5 million in 2001. For apartments, property operations expense of $11.5 million in the six months ended June 30, 2002, approximated the $11.9 million in 2001. The increase in commercial property operations expense was primarily attributable to the acquisition of Plaza on Bachman Creek in 2002. The decrease in hotel property operations expense was primarily due to the over estimation of expenses at Hotel Sofia in 2001. Property operations expense is expected to decrease in the remainder of 2002 as a result of continued property sales.

Pizza parlor sales and cost of sales increased to $9.7 million and $7.8 million, respectively, in the three months ended June 30, 2002 and $18.3 million and $14.7 million for the six months ended June 30, 2002 from $8.7 million and $7.1 million, respectively, for the three months ended June 30, 2001 and $16.6 million and $13.6 million for the six months ended June 30, 2001. The increase was primarily attributable to the opening of three new stores in 2001, plus an increase of 10.4% in same- store sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Interest income from notes receivable of $785,000 and $1.4 million in the three and six months ended June 30, 2002 approximated the $776,000 and $1.2 million in 2001.

Other income increased to $142,000 and $326,000 in the three and six months ended June 30, 2002 from $44,000 and $77,000 in the three and six months ended June 30, 2001. The increase was primarily due to service fee and dividends on and redemption of Innovo Preferred Stock. See NOTE 2. "REAL ESTATE" and NOTE 7. "NOTES PAYABLE."

Interest expense increased to $18.0 million and $36.2 million in the three and six months ended June 30, 2002 from $16.1 million and $31.5 million in 2001. The increase was primarily attributable to higher balances payable on stock loans, at higher interest rates.

Depreciation and amortization expense of $4.5 million and $7.9 million in the three and six months ended June 30, 2002, approximated the $4.2 million and $7.8 million in 2001.

General and administrative expenses increased to $3.2 million and $6.5 million in the three and six months ended June 30, 2002, from $1.6 million and $4.5 million in 2001. The increase is primarily attributable to increased legal fees and increased cost reimbursements paid to the advisor.

Advisory fees decreased to $1.5 million and $3.3 million in the three and six months ended June 30, 2002 from $2.3 million and $3.5 million in 2001. The decrease is due to the reduction in the total assets of ARI, which is the basis for the fee.

Net income fee to affiliate decreased to $(152,000) in the three months ended June 30, 2002 from $1.8 million in 2001. There was no net income fee to affiliate for the six months ended June 30, 2002 and $1.8 million in 2001. The income fee payable to ARI's advisor is 10% of the annualized net income for the year, in excess of a 10% return on shareholders' equity. At June 30, 2002, ARI's annualized net income is below the 10% return threshold.

Incentive fee to affiliate decreased to $(374,000) in the three months ended June 30, 2002 from $4.3 million in 2001. There was no incentive fee to affiliate for the six months ended June 30, 2002 and $5.8 million in 2001. The incentive fee is only due if ARI is also subject to the net income fee. At June 2002, the net income fee requirements are not met; therefore, no incentive fee is due. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2002 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income requirement is met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Minority interest increased to $773,000 and $1.6 million in the three and six months ended June 30, 2002, from $(95,000) and $1.5 million in 2001. The three month increase is due to corrections made in the second quarter of 2001 that effectively eliminated the expense for the quarter.

Equity in loss of investees increased to $(5.2) million and $(9.2) million in the three and six months ended June 30, 2002, from $(3.8) million and $(5.3) million in 2001. The increase was primarily attributable to increased net losses for TCI and IORI in 2002.

Loss on the sale of investments in equity investees increased to $531,000 for the six months ended June 30, 2002 from $387,000 in the three and six months ended June 30, 2001. See NOTE 5. "INVESTMENTS IN EQUITY INVESTEES."

Equity in gain on sale of real estate by equity investees decreased to $4.1 million and $8.3 million in the three and six months ended June 30, 2002, from $9.9 million and $11.4 million in 2001. The decrease is primarily attributable to reduced profit margin on property sales by TCI and IORI.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2002, ARI's exposure to a change in interest rates on its debt is as follows:

                                                     Weighted     Effect of 1%
                                                     Average      Increase In
                                       Balance    Interest Rate   Base Rates
                                      ---------   -------------   ------------
Notes payable:
   Variable rate ..................   $  81,124      10.715%       $      811
                                      =========                    ==========
Total decrease in ARI's annual
   net income .....................                                $      811
                                                                   ==========
Per share .........................                                $      .07
                                                                   ==========

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting was held on July 8, 2002, at which meeting stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:

                                                Shares Voting
                                          -------------------------
                                                          Withheld
                  Director                    For        Authority
      ----------------------------------  -----------   -----------
      Earl D. Cecil ....................   7,511,832       31,978
      Collene C. Currie ................   7,512,484       31,326
      Richard W. Humphrey ..............   7,507,077       36,733
      Joseph Mizrachi ..................   7,512,654       31,156

There were no abstentions or broker non-votes on the election of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 Exhibit
 Number                              Description

  3.0 Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002, filed herewith.

 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)  Reports on Form 8-K as follows:

     None.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN REALTY INVESTORS, INC.

Date:     August 14, 2002             By:  /s/ Ronald E. Kimbrough
     -------------------------           ---------------------------------------
                                         Ronald E. Kimbrough
                                         Executive Vice President and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer and
                                         Acting Principal Executive Officer)

                         AMERICAN REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                       For the Quarter ended June 30, 2002


 Exhibit
  Number                         Description

   3.0 Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002.

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.