Form 10-Q/A
period 2002-03-31
AMERICAN REALTY INVESTORS INC
filed 2002-10-11
CIK 1102238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                              11,375,127
----------------------------                   ---------------------------------
          (Class)                               (Outstanding at April 26, 2002)

This Form 10-Q/A Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as follows:

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - pages 2, 3
        Consolidated Statements of Operations - page 4
        Consolidated Statements of Stockholders' Equity - page 5
        Consolidated Statements of Cash Flows - page 7

        NOTE 1.  "BASIS OF PRESENTATION" - page 8
        NOTE 2.  "REAL ESTATE" - pages 8, 9
        NOTE 7.  "NOTES PAYABLE" - pages 15, 16
        NOTE 10. "OPERATING SEGMENTS" - page 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Liquidity and Capital Resources" - pages 21, 22, 24, 25
        "Results of Operations" - pages 25, 27

This amendment is made to revise the accounting for gain recognition in connection with a property transaction. For the three months ended March 31, 2002, the change resulted in a reduction from net income of $1,205,000 to a net loss of $(8,937,000) and a corresponding reduction in earnings per share from net income of $.05 per share to a net loss of $(.84) per share. Total assets at March 31, 2002 were reduced by $10,668,000.

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

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         Revised
                                                                         March 31,          December 31,
                                                                           2002                 2001
                                                                       ------------         ------------
                                                                             (dollars in thousands,
                                Assets                                         except per share)
                                ------
Real estate held for investment ....................................   $    473,583         $    495,437
Less - accumulated depreciation ....................................       (116,003)            (121,777)
                                                                       ------------         ------------
                                                                            357,580              373,660

Real estate held for sale ..........................................        212,626              214,543

Notes and interest receivable
  Performing ($21,217 in 2002 and $18,896 in 2001 from
      affiliates) ..................................................         23,320               22,612
  Nonperforming ($6,747 in 2002 and $6,994 in 2001
      from affiliates) .............................................          7,764               10,347
                                                                       ------------         ------------
                                                                             31,084               32,959

Less--allowance for estimated losses ...............................         (2,577)              (2,577)
                                                                       ------------         ------------
                                                                             28,507               30,382

Pizza parlor equipment .............................................         10,845               10,454
Less - accumulated depreciation ....................................         (4,052)              (3,747)
                                                                       ------------         ------------
                                                                              6,793                6,707

Leasehold interest - oil and gas properties ........................          4,719                4,719
Less - accumulated depletion .......................................             (1)                  (1)
                                                                       ------------         ------------
                                                                              4,718                4,718

Oilfield equipment .................................................            511                  511
Less - accumulated depreciation ....................................            (21)                 (21)
                                                                       ------------         ------------
                                                                                490                  490

Marketable equity securities, at market value ......................            162                   96
Cash and cash equivalents ..........................................            903                  709
Investments in equity investees ....................................         76,460               77,933
Intangibles, net of accumulated amortization ($2,681
  in 2002 and $2,666 in 2001) ......................................         15,580               15,594
Other assets .......................................................         31,996               33,931
                                                                       ------------         ------------
                                                                       $    735,815         $    758,763
                                                                       ============         ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                         Revised
                                                                         March 31,       December 31,
                                                                           2002              2001
                                                                         ----------------------------
                                                                             (dollars in thousands,
                                                                               except per share)
                 Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($14,240 in 2002 and $1,598 in
    2001 to affiliates) ...............................................  $ 563,840        $ 564,298
Margin borrowings .....................................................     27,105           28,040
Accounts payable and other liabilities ($6,320 in 2002 and
    $11,389 in 2001 to affiliates) ....................................     40,951           48,960
                                                                         ---------        ---------
                                                                           631,896          641,298

Minority interest                                                           23,155           27,612

Series F Preferred Stock, 3,968.75 shares in 2002 and 2001
    (liquidation preference $3,969) ...................................      3,969            3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
    shares, issued and outstanding
    Series A, 2,724,910 shares in 2002 and 2001
        (liquidation preference $27,249) ..............................      4,850            4,850
    Series E, 50,000 shares in 2002 and 2001 (liquidation
        preference $5,000) ............................................        100              100
Common Stock, $.01 par value, authorized 100,000,000
    shares; issued 11,375,127 shares in 2002 and 2001 .................        114              114
Paid-in capital .......................................................    112,184          112,184
Accumulated (deficit) .................................................    (40,912)         (31,364)
Accumulated other comprehensive income ................................        459               --
                                                                         ---------        ---------

                                                                            76,795           85,884
                                                                         ---------        ---------

                                                                         $ 735,815        $ 758,763
                                                                         =========        =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Revised
                                                              For the Three Months
                                                                 Ended March 31,
                                                           --------------------------
                                                               2002           2001
                                                           -----------    -----------
                                                             (dollars in thousands,
                                                                except per share)
Property revenue
    Rents ...............................................  $    29,352    $    33,213
    Property operations expenses ........................       19,892         23,451
                                                           -----------    -----------
        Operating income ................................        9,460          9,762

Land operations
    Sales ...............................................        5,580         20,490
    Cost of sales .......................................        3,381         16,701
                                                           -----------    -----------
        Gain on land sales ..............................        2,199          3,789

Pizza parlor operations
    Sales ...............................................        8,540          7,826
    Cost of sales .......................................        6,953          6,422
                                                           -----------    -----------
        Gross margin ....................................        1,587          1,404

Income from operations ..................................       13,246         14,955

Other income
    Interest income .....................................          612            384
    Equity in income (loss) of investees ................          119             (5)
    Loss on sale of investments in equity investees .....         (531)            --
    Gain on sale of real estate .........................        5,615         16,426
    Other ...............................................          184             33
                                                           -----------    -----------
                                                                 5,999         16,838

Other expenses
    Interest ............................................       18,792         18,070
    Depreciation, depletion and amortization ............        3,555          4,079
    General and administrative ..........................        3,312          2,398
    Advisory fee to affiliate ...........................        1,736          1,760
    Incentive fee to affiliate ..........................           --          1,521
    Minority interest ...................................          787          1,575
                                                           -----------    -----------
                                                                28,182         29,403
                                                           -----------    -----------

Net income (loss) .......................................       (8,937)         2,390
Preferred dividend requirement ..........................         (611)          (642)
                                                           -----------    -----------
Net income (loss) applicable to Common shares ...........  $    (9,548)   $     1,748
                                                           ===========    ===========

Earnings per share
    Net income (loss) ...................................  $     (.84)    $       .17
                                                           ===========    ===========

Weighted average Common shares used in computing earnings
    per share ...........................................   11,375,127     10,104,268
                                                           ===========    ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002

                                                                                                         Accumulated
                                                Series A    Series E                                        Other
                                                Preferred   Preferred    Common   Paid-in   Accumulated Comprehensive  Stockholders'
                                                 Stock        Stock      Stock    Capital    (Deficit)      Income        Equity
                                                ---------   ---------   --------  --------  ----------  -------------  -------------
                                                                      (dollars in thousands, except per share)
Balance, January 1, 2002 ...................    $  4,850    $    100    $    114  $112,184    $(31,364)    $     --    $ 85,884

Comprehensive income
   Foreign currency translation gain .......          --          --          --        --          --          459         459
   Net loss ................................          --          --          --        --      (8,937)          --      (8,937)
                                                                                                                       --------
                                                                                                                         (8,478)

Preferred dividends
   Series A Preferred Stock ($.25 per
      share) ...............................          --          --          --        --        (604)          --        (604)
   Series E Preferred Stock ($.15 per
      share) ...............................          --          --          --        --          (7)          --          (7)
                                                --------    --------    --------  --------    --------     --------    --------

Balance, March 31, 2002 ....................    $  4,850    $    100    $    114  $112,184    $(40,912)    $    459    $ 76,795
                                                ========    ========    ========  ========    ========     ========    ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Revised
                                                                         For the Three Months
                                                                            Ended March 31,
                                                                     ----------------------------
                                                                        2002              2001
                                                                     ----------------------------
                                                                        (dollars in thousands)
Cash Flows From Operating Activities
    Rents collected ...............................................   $  29,045         $  33,070
    Pizza parlor sales collected ..................................       8,303             7,848
    Interest collected ............................................         666               231
    Payments for property operations ..............................     (21,603)          (29,149)
    Payments for pizza parlor operations ..........................      (7,352)           (6,324)
    Interest paid .................................................     (15,184)          (15,986)
    Advisory fee paid to affiliate ................................      (1,736)           (1,760)
    Distributions to minority interest holders ....................        (787)             (574)
    General and administrative expenses paid ......................      (3,312)           (2,398)
    Other .........................................................         398              (881)
                                                                      ---------         ---------

          Net cash used in operating activities ...................     (11,562)          (15,923)


Cash Flows From Investing Activities
    Collections on notes receivable ...............................       3,689             2,695
    Pizza parlor equipment purchased ..............................        (391)             (292)
    Proceeds from sale of real estate .............................      22,175            30,771
    Notes receivable funded .......................................      (1,868)          (13,654)
    Earnest money/escrow deposits .................................         232            (4,347)
    Investment in real estate entities ............................       1,071                --
    Acquisition of partnership interest ...........................          --            (9,734)
    Real estate improvements ......................................      (2,063)           (3,435)
                                                                      ---------         ---------

          Net cash provided by investing activities ...............      22,845             2,004


Cash Flows from Financing Activities
    Proceeds from notes payable ...................................      26,084            28,998
    Payments on notes payable .....................................     (29,628)          (16,111)
    Deferred borrowing costs ......................................        (915)           (1,858)
    Net (payments to)/advances from affiliates ....................      (5,069)            4,159
    Margin borrowings, net ........................................        (950)            2,402
    Repurchase of Common Stock ....................................          --              (133)
    Preferred dividends paid ......................................        (611)              (37)
                                                                      ---------         ---------

          Net cash (used in) provided by financing activities .....     (11,089)           17,420

          Net increase in cash and cash equivalents ...............         194             3,501

Cash and cash equivalents, beginning of period ....................         709             4,177
                                                                      ---------         ---------
Cash and cash equivalents, end of period ..........................   $     903         $   7,678
                                                                      =========         =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                               Revised
                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                             --------------------------
                                                                                2002            2001
                                                                             -----------    -----------
                                                                                (dollars in thousands)
Reconciliation of net income to net cash used in
    operating activities
    Net income (loss) .....................................................  $    (8,937)   $     2,390
    Adjustments to reconcile net income to net cash
       used in operating activities
       Depreciation, depletion and amortization ...........................        3,555          4,079
       Gain on sale of real estate ........................................       (7,814)       (20,215)
       Distributions to minority interest holders .........................           --          1,001
       Equity in (income) loss of investees ...............................         (119)             5
       Loss on sale of investments in equity investees ....................          531             --
       (Increase) decrease in accrued interest receivable .................           54           (153)
       Decrease in other assets ...........................................        2,551          1,187
       Increase (decrease) in accrued interest payable ....................          712           (199)
       Decrease in accounts payable and other liabilities .................       (2,095)        (4,018)
                                                                             -----------    -----------

          Net cash used in operating activities ...........................  $   (11,562)   $   (15,923)
                                                                             ===========    ===========



Schedule of noncash investing and financing

    Notes payable assumed by buyer on sale of real estate                    $     1,389    $    12,215

    Notes receivable from sale of real estate .............................           --          2,123

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

The financial statements and accompanying footnotes have been amended to revise the accounting for gain recognition in connection with a property transaction. For the three months ended March 31, 2002, the change resulted in a reduction from net income of $1,205,000 to a net loss of $(8,937,000) and a corresponding reduction in earnings per share from net income of $.05 per share to a net loss of $(.84) per share. Total assets at March 31, 2002 were reduced by $10,668,000.

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

NOTE 2.    REAL ESTATE

In 2002, ARI purchased the following property:

                                                            Purchase     Net Cash       Debt         Interest    Maturity
    Property              Location          Sq.Ft./Acres      Price        Paid       Incurred         Rate        Date
-----------------     ---------------      --------------   ---------    --------     --------       --------    --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/           Dallas, TX           80,278 Sq.Ft.    $  3,103      $   --      $     --            --         --

Second Quarter
Land
Willow Springs        Beaumont, CA           20.7 Acres          140         152            --            --         --

---------------
(1) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2002, ARI sold the following properties:

                                                           Units/           Sales       Net Cash        Debt           Gain/(Loss)
  Property                     Location                 Acres/Sq.Ft.        Price       Received      Discharged         on Sale
-----------------          -----------------            -------------     ---------     --------      ----------       -----------
First Quarter
Apartments
Mallard Lake/(1)/          Greensboro, NC                  336 Units       $ 14,400      $    --        $ 7,362         $     --
Villas                     Plano, TX                       208 Units          8,525        3,701          4,023            5,615

Land
Katrina                    Palm Desert, CA                 2.1 Acres          1,323          (40)         1,237              978
Lakeshore Villas/(2)/      Harris County, TX              16.9 Acres          1,499          215             --               --
Rasor/(2)/                 Plano, TX                      24.5 Acres          1,211          174             --               --
Thompson II                Dallas County, TX                .2 Acres             21           20             --              (11)
Vista Ridge                Lewisville, TX                 10.0 Acres          1,525          130          1,220              401

Shopping Center
Oaktree Village/(2)/       Lubbock, TX                  45,623 Sq.Ft.         2,302          131          1,389/(3)/          --

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.   REAL ESTATE (Continued)

                                                 Units/           Sales       Net Cash        Debt        Gain/(Loss)
    Property              Location             Acres/Sq.Ft.       Price       Received     Discharged       on Sale
-----------------      ---------------     ------------------     -----     -----------    -----------    ------------
Second Quarter
Land
Mason Goodrich           Houston, TX             7.9 Acres        $ 672        $  46         $  554         $  258

----------------
(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
(3)    Debt assumed by purchaser.

In 2001, ARI sold the following properties:

                                                      Units/        Sales       Net Cash        Debt          Gain on
    Property             Location                Acres/Sq.Ft.       Price       Received     Discharged         Sale
-----------------     ---------------        ------------------     -----     -----------    -----------     ----------
First Quarter
Apartments
Carriage Park         Tampa, FL                      46 Units      $ 2,005     $   757        $  1,069         $    663
Rockborough           Denver, CO                    345 Units       16,675       3,654          12,215/(1)/      13,471

Land
Frisco Bridges        Collin County, TX            27.8 Acres        4,500       4,130              --               25
Katrina               Palm Desert, CA              20.0 Acres        2,831        (124)            596              830/(2)/
Las Colinas           Las Colinas, TX               1.7 Acres          825         233             400              539
Plano Parkway         Plano, TX                    11.3 Acres        1,445         312             950               --
Scoggins              Tarrant County, TX          232.8 Acres        2,913         892           1,800              181
Scout                 Tarrant County, TX          408.0 Acres        5,087       1,586           3,200            2,969
Tree Farm             Dallas County, TX            10.4 Acres        2,888         (87)          2,644               75

Shopping Center
Regency Pointe        Jacksonville, FL           67,063 Sq.Ft.       7,350       5,126           1,500            2,232

----------------
(1)    Debt assumed by purchaser.
(2)    Gain deferred until 2002, when ARI-provided financing was collected.

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

ARI's investment in real estate entities, accounted for using the equity method, at March 31, 2002 was as follows:

                          Percentage         Carrying            Equivalent
                           of ARI's          Value of             Investee           Market Value
                         Ownership at      Investment at        Book Value at      of Investment at
    Investee            March 31, 2002     March 31, 2002       March 31, 2002       March 31, 2002
----------------        --------------     --------------       --------------     ----------------
IORI ...............        28.49%            $  8,234           $  11,480            $  7,440
TCI ................        49.99%              67,147             107,650              66,745
                                              --------                                --------
                                                75,381                                $ 74,185
                                                                                      ========

Other ..............                             1,079
                                              --------
                                              $ 76,460
                                              ========


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

Set forth below is summarized results of operations of equity investees for the three months ended March 31, 2002:

      Revenues ....................................................................        $   35,097
      Equity in income of partnerships ............................................            (1,778)
      Property operating expenses .................................................            26,308
      Depreciation ................................................................             5,742
      Interest expense ............................................................            10,218
                                                                                           ----------
      (Loss) before gains on sale of real estate ..................................            (8,949)

      Gain on sale of real estate .................................................            11,320
                                                                                           ----------
      Net income ..................................................................        $    2,371
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

ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.0 million in cash from the sale. ARI's share of the loss incurred on the sale was $531,000, which is included in loss on sale of investments in equity investees in the Consolidated Statement of Operations.

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

NOTE 7.   NOTES PAYABLE

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                Units/           Debt         Debt         Net Cash     Interest       Maturity
     Property            Location             Acres/Sq.Ft.     Incurred     Discharged     Received       Rate           Date
------------------    --------------       ---------------     --------     ----------     --------     --------       --------
First Quarter
Office Building
Rosedale Towers       Minneapolis, MN         84,798 Sq.Ft.    $  5,109       $    --      $ 5,109       12.000%       12/04 /(1)/
Two Hickory Centre    Farmers Branch, TX      96,127 Sq.Ft.       4,448            --        4,448       12.000        12/04 /(2)/

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. NOTES PAYABLE (Continued)

                                           Units/         Debt        Debt      Net Cash   Interest    Maturity
     Property           Location        Acres/Sq.Ft.    Incurred   Discharged   Received     Rate        Date
------------------ ------------------ ---------------- ---------- ------------ ---------- ---------- ------------
Office Building
One Hickory Centre Farmers Branch, TX  102,615 Sq.Ft.   $  4,468     $   --     $ 4,468     12.000%   04/05 /(7)/

---------------
(1) In January 2002, IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosedale Towers Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the shares of Rosedale for the purchase price. Management has classified this related party transaction as a note payable to IORI.

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

In April 2002, ARI sold nine residential properties to partnerships controlled by Metra Capital, LLC ("Metra"), for a total sales price of $34.2 million. These properties include: the 12 unit Bay Anchor Apartments in Panama City, Florida; the 168 unit Governor Square Apartments in Tallahassee, Florida; the 54 unit Grand Lagoon Cove Apartments in Panama City, Florida; the 92 unit Oak Hill Apartments in Tallahassee, Florida; the 121 unit Park Avenue Villas Apartments in Tallahassee, Florida; the 62 unit Seville Apartments in Tallahassee, Florida; the 120 unit Westwood Apartments in Mary Ester, Florida; the 64 unit Windsor Tower Apartments in Ocala, Florida and the 546 unit Woodhollow Apartments in San Antonio, Texas. Innovo Group, Inc. ("Innovo"), is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI received net cash of $8.3 million after paying off the existing debt of $19.3 million and various closing costs,including $342,000 in brokerage commissions to Third Millennium Partners, LLC. Of the total new debt of $29.2 million, $8.8 million bears interest at 5.00% per annum and matures in May 2003, $17.0 million bears interest at 7.12% per annum and matures in May 2007

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7. NOTES PAYABLE (Continued)

and $3.4 million bears interest at 7.57% per annum and matures in May 2012. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.

The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of the shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                Debt        Debt      Net Cash   Interest   Maturity
    Property        Location       Acres      Incurred   Discharged   Received     Rate       Date
----------------  ------------ ------------- ---------- ------------ ---------- ---------- ----------
First Quarter
Land
Mason/Goodrich     Houston, TX  235.0 Acres   $ 6,750       $ --       $6,302     14.00%      01/02
Pioneer Crossing   Austin, TX   350.1 Acres     7,000         --        6,855     16.90       03/05
Pioneer Crossing   Austin, TX    14.5 Acres     2,500         --        2,350     14.50       01/02

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATING SEGMENTS (Continued)

Presented below are ARI's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                           Commercial                U.S.     International                Pizza     Receivables/
     2002                  Properties   Apartments  Hotels        Hotels       Land       Parlors        Other         Total
-------------------        ----------   ----------  -------  -------------  ----------------------   -------------   --------
Operating revenue .......  $   10,555   $   10,931  $ 6,558   $     1,003   $     62     $   8,540    $        243   $ 37,892
Interest income .........          --           --       --            --         --            --             612        612
Operating expenses ......       5,494        6,136    5,229           575      2,374         6,953              84     26,845
                           ----------   ----------  -------  -------------  --------     ---------    ------------   --------
Operating income
   (loss) ...............  $    5,061   $    4,795  $ 1,329   $       428   $ (2,312)    $   1,587    $        771   $ 11,659
                           ==========   ==========  =======  =============  ========     =========    ============   ========

Depreciation ............  $    1,582   $      927  $   523   $       264   $     --     $     257    $          2   $  3,555
Interest ................       4,807        3,328    1,131            30      6,168           203           3,125     18,792
Capital expenditures ....       1,289          212      161            --        393           391              --      2,446
Assets ..................     172,354       95,231   67,299        22,696    212,626        20,794          28,507    619,507

                           Commercial
Property Sales:            Properties   Apartments                            Land                                     Total
                           ----------   ----------                          --------                                 --------
Sales price .............  $    2,302   $   11,957                          $  5,580                                 $ 19,839
Cost of sale ............       2,302        6,342                             3,381                                   12,025
                           ----------   ----------                          --------                                 --------
Gain on sale ............  $       --   $    5,615                          $  2,199/(1)/                            $  7,814
                           ==========   ==========                          ========                                 ========

-------------------
(1) Includes $830 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                           Commercial                  U.S.   International                Pizza     Receivables/
      2001                 Properties   Apartments    Hotels     Hotels       Land        Parlors        Other         Total
-------------------        ----------   ----------  --------- ------------  ----------------------   -------------    -------
Operating revenue .......  $    9,133   $   16,126  $ 7,001   $       694   $     63     $   7,826   $         196   $ 41,039
Interest income .........          --           --       --            --         --            --             384        384
Operating expenses ......       5,146        9,826    6,050           534      1,919         6,422             (24)    29,873
                           ----------   ----------  -------   ------------  --------     ---------   -------------   --------
Operating income
   (loss) ...............  $    3,987   $    6,300  $   951   $       160   $ (1,856)    $   1,404   $         604   $ 11,550
                           ==========   ==========  =======   ============  ========     =========   =============   ========

Depreciation ............  $    1,781   $    1,339  $   629   $        --   $     --     $     329   $           1   $  4,079
Interest ................       4,487        5,185    1,267            97      5,290           272           1,472     18,070
Capital expenditures ....       2,218           --      152         1,000         65           338              --      3,773
Assets ..................     161,996      141,926   69,016        29,190    245,644        21,598          27,520    696,890

                           Commercial
Property Sales:            Properties   Apartments                            Land                                     Total
                           ----------   ----------                          --------                                  -------
Sales price .............  $    7,350   $   18,680                          $ 20,490                                 $ 46,520
Cost of sale ............       5,058        4,546                            16,701                                   26,305
                           ----------   ----------                          --------                                 --------
Gain on sale ............  $    2,292   $   14,134                          $  3,789                                 $ 20,215
                           ==========   ==========                          ========                                 ========

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

                         _______________________________

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

Introduction (Continued)

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

In 2002, ARI purchased the following property:

                                                       Purchase    Net Cash       Debt      Interest    Maturity
    Property          Location       Sq.Ft./Acres       Price        Paid       Incurred      Rate        Date
----------------    ------------    --------------     --------    --------     --------    --------    --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/         Dallas, TX       80,278 Sq.Ft.      $ 3,103      $ --          $ --        --          --

Second Quarter
Land
Willow Springs      Beaumont, CA       20.7 Acres           140       152            --        --          --

----------
(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2002, ARI sold the following properties:

                                        Units/          Sales       Net Cash       Debt     Gain/(Loss)
    Property          Location       Acres/Sq.Ft.       Price       Received    Discharged    on Sale
----------------    ------------    --------------     --------    ----------   ----------  -----------
First Quarter
Apartments
Mallard Lake/(1)/   Greensboro, NC     336 Units       $ 14,400      $    --      $ 7,362     $    --
Villas              Plano, TX          208 Units          8,525        3,701        4,023       5,615

Land
Katrina             Palm Desert, CA    2.1 Acres          1,323          (40)       1,237         978

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                                 Units/          Sales       Net Cash       Debt           Gain/(Loss)
      Property              Location          Acres/Sq.Ft.       Price       Received    Discharged          on Sale
---------------------     ------------       --------------     --------    ----------   ----------        -----------
Lakeshore Villas/(2)/    Harris County, TX      16.9 Acres      $  1,499    $      215   $       --        $        --
Rasor/(2)/               Plano, TX              24.5 Acres         1,211           174           --                 --
Thompson II              Dallas County, TX        .2 Acres            21            20           --                (11)
Vista Ridge              Lewisville, TX         10.0 Acres         1,525           130        1,220                401

Shopping Center
Oaktree Village/(2)/     Lubbock, TX          45,623 Sq.Ft.        2,302           131        1,389 /(3)/           --

Second Quarter
Land
Mason Goodrich           Houston, TX             7.9 Acres           672            46          554                258

------------
(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
(3)  Debt assumed by purchaser.

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:


                                              Units/           Debt         Debt       Net Cash   Interest           Maturity
     Property         Location              Acres Sq.Ft.     Incurred    Discharged    Received     Rate               Date
------------------  ------------          --------------     --------    ----------    --------   --------           --------
First Quarter
Office Building
Rosedale Towers     Minneapolis, MN        84,798 Sq.Ft.     $  5,109    $       --    $  5,109     12.000%             12/04 /(1)/
Two Hickory Centre  Farmers Branch, TX     96,127 Sq.Ft.        4,448            --       4,448     12.000              12/04 /(2)/

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

------------
(1) In January 2002, IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. Rosedale owns the Rosedale Towers Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay IORI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, IORI may require ARI to repurchase the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In April 2002, ARI sold nine residential properties to partnerships controlled by Metra Capital, LLC ("Metra"), for a total sales price of $34.2 million. These properties include: the 12 unit Bay Anchor Apartments in Panama City, Florida; the 168 unit Governor Square Apartments in Tallahassee, Florida; the 54 unit Grand Lagoon Cove Apartments in Panama City, Florida; the 92 unit Oak Hill Apartments in Tallahassee, Florida; the 121 unit Park Avenue Villas Apartments in Tallahassee, Florida; the 62 unit Seville Apartments in Tallahassee, Florida; the 120 unit Westwood Apartments in Mary Ester, Florida; the 64 unit Windsor Tower Apartments in Ocala, Florida and the 546 unit Woodhollow Apartments in San Antonio, Texas. Innovo Group, Inc. ("Innovo"), is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI received net cash of $8.3 million after paying off the existing debt of $19.3 million and various closing costs, including $342,000 in brokerage commissions to Third Millennium Partners, LLC. Of the total new debt of $29.2 million, $8.8 million bears interest at 5.00% per annum and matures in May 2003, $17.0 million bears interest at 7.12% per annum and matures in May 2007 and $3.4 million bears interest at 7.57% per annum and matures in May 2012. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.

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

Liquidity and Capital Resources (Continued)

of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of the shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.

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

Results of Operations

For the three months ended March 31, 2002, ARI reported net loss of $8.9 million, compared to net income of $2.4 million for the three months

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

ended March 31, 2001. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

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

There was no incentive fee to affiliate in the three months ended March 31, 2002 compared to $1.5 million in 2001. The incentive fee is due only if ARI is also subject to the net income fee. At March 2002, the net income fee requirements are not met; therefore, no incentive fee is due. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2002 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2002, ARI's exposure to a change in interest rates on its debt is as follows:


                                                      Weighted      Effect of 1%
                                                      Average       Increase In
                                        Balance    Interest Rate    Base Rates
                                      ----------  ---------------   ------------
Notes payable:
   Variable rate ..................   $  130,934      11.224%          $ 1,309
                                      ==========                       =======
Total decrease in ARI's annual
   net income .....................                                    $ 1,309
                                                                       =======

Per share .........................                                    $   .12
                                                                       =======

                                _______________


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 Exhibit
 Number                          Description

  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

  99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.


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

                                       AMERICAN REALTY INVESTORS, INC.






Date:    October 11, 2002              By:    /s/ Ronald E. Kimbrough
     -------------------------              -----------------------------------
                                            Ronald E. Kimbrough
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer and
                                            Acting Principal Executive Officer)

                         AMERICAN REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 2002


    Exhibit                                                                Page
    Number                      Description                               Number

     99.1  Certification Pursuant to 18 U.S.C. Section 1350, as            31
           Adopted Pursuant to Section 906 of the 31 Sarbanes-Oxley
           Act of 2002.

     99.2  Certification Pursuant to Section 302 of the Sarbanes-          32
           Oxley Act of 2002.