Form 10-Q/A
period 2002-06-30
AMERICAN REALTY INVESTORS INC
filed 2002-10-11
CIK 1102238

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
    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                               11,375,127
----------------------------                   ---------------------------------
          (Class)                                (Outstanding at July 31, 2002)

This Form 10-Q/A Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as follows:

ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets - pages 2, 3
        Consolidated Statements of Operations - pages 4, 5
        Consolidated Statements of Stockholders' Equity - page 6
        Consolidated Statements of Cash Flows - page 8

        NOTE 1.  "BASIS OF PRESENTATION" - page 9
        NOTE 2.  "REAL ESTATE" - pages 10, 11
        NOTE 10. "OPERATING SEGMENTS - pages 21, 22
        NOTE 11. "DISCONTINUED OPERATIONS" - page 23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources - pages 29, 30
        Results of Operations - pages 33, 35

This amendment is made to revise the accounting for gain recognition in connection with a property transaction in the first quarter of 2002. For the three months ended June 30, 2002, the change resulted in an increase in the net loss from $(14,112,000) to $(14,638,000) and a corresponding change in earnings per share from a net loss of $(1.29) per share to a net loss of $(1.34) per share. For the six months ended June 30, 2002, the change resulted in an increase in the net loss from $(12,907,000) to $(23,575,000) and a corresponding change in earnings per share from a net loss of $(1.24) per share to a net loss of $(2.18) per share. Total assets at June 30, 2002 were reduced by $10,668,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three and six month period ended June 30, 2002, have not been audited by independent certified public accountants but in the opinion of the management of American Realty Investors, Inc. ("ARI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           REVISED
                                                                                            June 30,      December 31,
                                                                                              2002            2001
                                                                                           ---------      ------------
                                                                                             (dollars in thousands,
                                       Assets                                                   except per share)
                                       ------
Real estate held for investment ......................................................     $ 442,583      $    495,437
Less - accumulated depreciation ......................................................      (112,614)         (121,777)
                                                                                           ---------      ------------
                                                                                             329,969           373,660

Real estate held for sale ............................................................       195,881           214,543

Notes and interest receivable
    Performing ($26,420 in 2002 and $18,896 in 2001 from affiliates) .................        28,206            22,612
    Nonperforming ($6,499 in 2002 and $6,994 in 2001 from affiliates) ................         7,516            10,347
                                                                                           ---------      ------------
                                                                                              35,722            32,959

Less--allowance for estimated losses .................................................        (2,577)           (2,577)
                                                                                           ---------      ------------
                                                                                              33,145            30,382

Pizza parlor equipment ...............................................................        11,563            10,454
Less - accumulated depreciation ......................................................        (4,190)           (3,747)
                                                                                           ---------      ------------
                                                                                               7,373             6,707

Leasehold interest - oil and gas properties ..........................................            --             4,719
Less - accumulated depletion .........................................................            --                (1)
                                                                                           ---------      ------------
                                                                                                  --             4,718

Oilfield equipment ...................................................................            --               511
Less - accumulated depreciation ......................................................            --               (21)
                                                                                           ---------      ------------
                                                                                                  --               490

Marketable equity securities, at market value ........................................            90                96
Cash and cash equivalents ............................................................         2,631               709
Investments in equity investees ......................................................        81,170            77,933
Intangibles, net of accumulated amortization ($2,696 in 2002 and $2,666 in 2001) .....        15,565            15,594
Other assets ($1,591 in 2002 from affiliates) ........................................        36,839            33,931
                                                                                           ---------      ------------
                                                                                           $ 702,663      $    758,763
                                                                                           =========      ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                                     REVISED
                                                                                                       June 30,   December 31,
                                                                                                         2002         2001
                                                                                                     ---------------------------
                                                                                                        (dollars in thousands,
                                                                                                           except per share)
                          Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($6,181 in 2002 and $1,598 in 2001 to affiliates) .......................   $ 532,557   $ 564,298
Margin borrowings ..................................................................................      26,005      28,040
Accounts payable and other liabilities ($1,631 in 2002 and $11,389 in 2001 to affiliates) ..........      58,087      48,960
                                                                                                       ---------   ---------
                                                                                                         616,649     641,298


Minority interest ..................................................................................      22,193      27,612


Series F Preferred Stock, 3,968.75 shares in 2001 (liquidation preference $3,969) ..................          --       3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
    Series A, 3,324,910 shares in 2002 and 2,724,910 shares in 2001 (liquidation preference $33,249), including 900,000 shares in 2002 and 300,000 shares
        in 2001 held by subsidiaries ...............................................................       4,850       4,850
    Series E, 50,000 shares in 2002 and 2001 (liquidation preference $5,000) .......................         100         100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,375,127
    shares in 2002 and 2001 ........................................................................         114         114
Paid-in capital ....................................................................................     112,184     112,184
Accumulated deficit ................................................................................     (56,161)    (31,364)
Accumulated other comprehensive income .............................................................       2,734          --
                                                                                                       ---------   ---------
                                                                                                          63,821      85,884
                                                                                                       ---------   ---------
                                                                                                       $ 702,663   $ 758,763
                                                                                                       =========   =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     REVISED                  REVISED
                                                                      For the Three Months     For the Six Months
                                                                         Ended June 30,           Ended June 30,
                                                                     ---------------------    ---------------------
                                                                       2002         2001        2002          2001
                                                                     --------     --------    --------      -------
Property revenue                                                         (dollars in thousands, except per share)
   Rents ...................................................         $ 28,705     $ 27,273    $ 56,842      $ 53,830
   Property operations expenses ............................           20,481       23,486      39,800        42,543
                                                                     --------     --------    --------      --------
      Operating income .....................................            8,224        3,787      17,042        11,287

Land operations
   Sales ...................................................           15,121       13,087      20,701        33,577
   Cost of sales ...........................................           13,957       12,163      17,338        28,864
                                                                     --------     --------    --------      --------
      Gain on land sales ...................................            1,164          924       3,363         4,713

Pizza parlor operations
   Sales ...................................................            9,736        8,733      18,276        16,559
   Cost of sales ...........................................            7,794        7,129      14,747        13,551
                                                                     --------     --------    --------      --------
      Gross margin .........................................            1,942        1,604       3,529         3,008

Income from operations .....................................           11,330        6,315      23,934        19,008

Other income
   Interest income .........................................              785          776       1,397         1,160
   Equity in loss of investees .............................           (5,221)      (3,841)     (9,233)       (5,288)
   Loss on sale of investments in equity
      investees ............................................               --         (387)       (531)         (387)
   Other ...................................................              142           44         326            77
                                                                     --------     --------    --------      --------
                                                                       (4,294)      (3,408)     (8,041)       (4,438)
Other expenses
   Interest ................................................           18,068       16,091      36,269        31,543
   Depreciation and amortization ...........................            4,461        4,221       7,909         7,773
   General and administrative ..............................            3,169        1,557       6,481         4,473
   Advisory fee to affiliate ...............................            1,516        2,292       3,252         3,534
   Net income fee to affiliate .............................               --        1,766          --         1,766
   Incentive fee to affiliate ..............................               --        4,314          --         5,835
   Minority interest .......................................              773          (95)      1,560         1,480
                                                                     --------     --------    --------      --------
                                                                       27,987       30,146      55,471        56,404
                                                                     --------     --------    --------      --------

Net loss from continuing operations ........................          (20,951)     (27,239)    (39,578)      (41,834)

Discontinued operations:
   Income (loss) from operations ...........................               14           (6)        (42)         (889)
   Gain on sale of real estate .............................            2,150       25,840       7,765        42,266

   Equity in gain on sale of real estate
      by equity investees ..................................            4,149        9,938       8,280        11,380
                                                                     --------     --------    --------      --------
Net income from discontinued operations ....................            6,313       35,772      16,003        52,757

Net income (loss) ..........................................          (14,638)       8,533     (23,575)       10,923
Preferred dividend requirement .............................             (589)        (606)     (1,200)       (1,248)
                                                                     --------     --------    --------      --------
Net income (loss) applicable to
   Common shares ...........................................         $(15,227)    $  7,927    $(24,775)     $  9,675
                                                                     ========     ========    ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                                              REVISED                   REVISED
                                                                                For the Three Months      For the Six Months
                                                                                   Ended June 30,            Ended June 30,
                                                                              ------------------------------------------------------
                                                                                  2002         2001         2002            2001
                                                                              -----------  -----------  -----------     ------------
                                                                                      (dollars in thousands, except per share)
Earnings per share

   Net loss from continuing operations .....................................  $     (1.89) $     (2.75) $     (3.58)    $     (4.26)

   Discontinued operations .................................................          .55         3.53         1.40            5.22
                                                                              -----------  -----------  -----------     -----------

   Net income (loss) applicable to Common shares ...........................  $     (1.34) $       .78  $     (2.18)    $       .96
                                                                              ===========  ===========  ===========     ===========


Weighted average Common shares used in computing earnings per share ........   11,375,127   10,128,124   11,375,127      10,116,196
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

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002

                                                                                                        Accumulated
                                                 Series A   Series E                                        Other
                                                 Preferred  Preferred  Common    Paid-in  Accumulated   Comprehensive  Stockholders'
                                                   Stock      Stock     Stock    Capital    Deficit         Income        Equity
                                                  -------    --------  --------  --------  ---------       --------    -------------
                                                                         (dollars in thousands, except per share)
Balance, January 1, 2002 .......................  $  4,850  $    100   $    114  $112,184   $(31,364)      $     --      $ 85,884



Comprehensive income
   Foreign currency translation gain ...........        --        --         --        --         --          2,734         2,734
   Net loss ....................................        --        --         --        --    (23,575)            --       (23,575)
                                                                                                                         --------
                                                                                                                          (20,841)

Common Stock dividends (pre-merger) ............        --        --         --        --        (22)            --           (22)


Preferred dividends
   Series A Preferred Stock ($.50 per share) ...        --        --         --        --     (1,185)            --        (1,185)

   Series E Preferred Stock ($.30 per
      share) ...................................        --        --         --        --        (15)            --           (15)
                                                  --------  --------   --------  --------   --------       --------      --------



Balance, June 30, 2002 .........................  $  4,850  $    100   $    114  $112,184   $(56,161)      $  2,734      $ 63,821
                                                  ========  ========   ========  ========   ========       ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             REVISED
                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                             -----------------------
                                                                                                2002          2001
                                                                                             ----------   ----------
                                                                                              (dollars in thousands)
Cash Flows From Operating Activities
    Rents collected ....................................................................      $ 57,333      $ 65,738
    Pizza parlor sales collected .......................................................        18,070        16,579
    Interest collected .................................................................           966           300
    Distributions received from equity investees' operating
      cash flow ........................................................................            --            53
    Payments for property operations ...................................................       (38,751)      (56,666)
    Payments for pizza parlor operations ...............................................       (14,857)      (13,689)
    Interest paid ......................................................................       (30,329)      (31,221)
    Advisory fee paid to affiliate .....................................................        (3,252)       (3,534)
    Distributions to minority interest holders .........................................        (1,522)       (1,583)
    General and administrative expenses paid ...........................................        (6,481)       (4,473)
    Other ..............................................................................        (2,375)       (2,497)
                                                                                              --------      --------
          Net cash used in operating activities ........................................       (21,198)      (30,993)


Cash Flows From Investing Activities
    Collections on notes receivable ....................................................         5,346         4,471
    Pizza parlor equipment purchased ...................................................        (1,239)         (713)
    Proceeds from sale of real estate ..................................................        34,645        77,693
    Notes receivable funded ............................................................        (1,920)      (13,783)
    Earnest money/escrow deposits ......................................................         1,236          (960)
    Investment in real estate entities .................................................            71       (36,976)
    Acquisition of real estate .........................................................        (1,359)           --
    Construction and development .......................................................        (6,676)           --
    Real estate improvements ...........................................................        (2,568)       (6,465)
    Acquisition of leasehold interests .................................................            --          (150)
    Purchase of oilfield equipment .....................................................            --          (213)
                                                                                              --------      --------
          Net cash provided by investing activities ....................................        27,536        22,904


Cash Flows from Financing Activities
    Proceeds from notes payable ........................................................        75,613        77,924
    Payments on notes payable ..........................................................       (65,035)      (79,875)
    Deferred borrowing costs ...........................................................        (4,125)       (4,941)
    Net (payments to)/advances from affiliates .........................................        (7,612)       18,832
    Margin borrowings, net .............................................................        (2,050)       (1,286)
    Repurchase of Common Stock .........................................................            --          (133)
    Preferred dividends paid ...........................................................        (1,185)         (643)
    Common dividends paid ..............................................................           (22)           --
                                                                                              --------      --------
          Net cash (used in) provided by financing activities ..........................        (4,416)        9,878

          Net increase in cash and cash equivalents ....................................         1,922         1,789

Cash and cash equivalents, beginning of period .........................................           709         4,177
                                                                                              --------      --------
Cash and cash equivalents, end of period ...............................................      $  2,631      $  5,966
                                                                                              ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                           REVISED
                                                                                              For the Six Months
                                                                                                 Ended June 30,
                                                                                           ------------------------
                                                                                               2002         2001
                                                                                           -----------  -----------
                                                                                             (dollars in thousands)
Reconciliation of net income (loss) to net cash used in operating activities
    Net income (loss) ..................................................................     $(23,575)    $ 10,923
    Adjustments to reconcile net income (loss) to net cash used in operating activities
       Depreciation and amortization ...................................................        8,087        8,679
       Gain on sale of real estate .....................................................      (11,128)     (46,979)
       Distributions from equity investees' operating cash flow ........................           --           53
       Distributions to minority interest holders ......................................           38         (103)
       Equity in (income) loss of investees ............................................          953       (6,092)
       Loss on sale of investments in equity investees .................................          531          387
       Increase in accrued interest receivable .........................................         (431)        (860)
       (Increase) decrease in other assets .............................................        1,530        3,243
       Increase (decrease) in accrued interest payable .................................        1,108         (243)
       Increase (decrease) in accounts payable and other liabilities ...................        1,689           (1)
                                                                                             --------     --------

          Net cash used in operating activities ........................................     $(21,198)    $(30,993)
                                                                                             ========     ========


Schedule of noncash investing and financing

    Notes payable assumed by buyer on sale of real estate ..............................     $ 56,495     $ 18,406

    Exchange of real estate at carrying value ..........................................           --        3,726

    Notes receivable from sale of real estate ..........................................           --        4,329

    Issuance of Series F Preferred Stock ...............................................           --        3,969

    Cancellation of Series F Preferred Stock ...........................................       (3,969)          --

    Note receivable from sale of leasehold interests ...................................        1,300           --

    Sale of real estate to affiliate to satisfy debt ...................................       24,886           --

    Acquisition of assets from affiliate to satisfy debt ...............................      (16,268)          --

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

The financial statements and accompanying footnotes have been amended to revise the accounting for gain recognition in connection with a property transaction in the first quarter of 2002. For the three months ended June 30, 2002 the change resulted in an increase in the net loss from $(14,112,000) to $(14,638,000) and a corresponding change in earnings per share from a net loss of $(1.29) per share to a net loss of $(1.34) per share. For the six months ended June 30, 2002, the change resulted in an increase in the net loss from $(12,907,00) to $(23,575,000) and a corresponding change in earnings per share from a net loss of $(1.24) per share to a net loss of $(2.18) per share. Total assets at June 30, 2002 were reduced by $10,668,000.

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

NOTE 2.  REAL ESTATE

In 2002, ARI purchased the following properties:

                                                  Units/     Purchase   Net Cash       Debt         Interest    Maturity
   Property             Location               Sq.Ft./Acres    Price      Paid       Incurred         Rate        Date
--------------         -----------            -------------  --------   --------     --------       --------    --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/            Dallas, TX             80,278 Sq.Ft.   $ 3,103   $     --     $    --            --          --

Second Quarter
Apartments
Pinecrest/(2)/         North Augusta, SC         120 Units      2,986         --       1,423 /(3)/    8.75%      03/03
Tiberon Trails/(2)/    Merrillville, IN          376 Units     12,000         --       6,417 /(3)/    9.00       07/06

Shopping Center
Alta Mesa/(2)/         Ft. Worth, TX          59,933 Sq.Ft.     4,000         --       1,804 /(3)/   10.43       10/04

Land
Pioneer Crossing       Austin, TX               79.4 Acres      1,165      1,213          --            --          --
Willow Springs         Beaumont, CA             20.7 Acres        140        146          --            --          --

----------------
(1) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2) Property received from Basic Capital Management, Inc. ("BCM"), a related party, for forgiveness of debt.
(3)     Assumed debt of seller.

In 2001, ARI purchased the following properties:


                                                         Purchase   Net Cash       Debt         Interest    Maturity
   Property             Location              Units/       Price      Paid       Incurred         Rate        Date
--------------         -----------        -------------  --------   --------     --------       --------    --------
Second Quarter
Apartments
Glenwood               Addison, TX             168 Units  $ 6,246   $  -- /(1)/  $  2,549/(2)/     9.25%      10/04

----------------
(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with a related party.
(2)     Assumed debt of seller. Exchanged with a related party.

In 2002, ARI sold the following properties:

                                               Units/           Sales       Net Cash        Debt       Gain/(Loss)
   Property             Location            Acres/Sq.Ft.        Price       Received     Discharged      on Sale
--------------         -----------         --------------      --------    -----------   -----------   -----------
First Quarter
Apartments
Mallard Lake/(1)/      Greensboro, NC          336 Units       $ 14,400    $      --     $    7,362    $       --
Villas                 Plano, TX               208 Units          8,525        3,701          4,023         5,615

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.   REAL ESTATE (Continued)

                                               Units/           Sales       Net Cash        Debt            Gain/(Loss)
   Property             Location            Acres/Sq.Ft.        Price       Received     Discharged           on Sale
--------------         -----------         --------------      --------    -----------   -----------        -----------
First Quarter - Continued
Land
Katrina                Palm Desert, CA          2.1 Acres      $  1,323    $    ( 40)    $     1,237        $      978
Lakeshore Villas/(2)/  Harris County, TX       16.9 Acres         1,499          215              --                --
Rasor/(2)/             Plano, TX               24.5 Acres         1,211          174              --                --
Thompson II            Dallas County, TX         .2 Acres            21           20              --              ( 11)
Vista Ridge            Lewisville, TX          10.0 Acres         1,525          130           1,220               401

Shopping Center
Oaktree Village/(2)/   Lubbock, TX           45,623 Sq.Ft.        2,302          131           1,389 /(3)/          --

Second Quarter
Apartments
Oak Hill               Tallahassee, FL           92 Units         3,200          156 /(4)/     2,550               527
Regency                Tampa, FL                 78 Units         3,200          851           1,710           ( 1,458)
Stonebridge            Florissant, MO           100 Units         4,340        1,272           2,893             3,081

Office Building
Centura                Dallas, TX           410,901 Sq.Ft.       50,000           --          43,739 /(3)/          -- /(5)/

Land
Hollywood Casino       Farmers Branch, TX      42.8 Acres        16,987           --           6,222 /(3)/          -- /(5)/
Marine Creek           Ft. Worth, TX           54.2 Acres         3,700           --           1,500 /(3)/          -- /(5)/
Mason Goodrich         Houston, TX              7.9 Acres           672           46             554               268
Mason Goodrich         Houston, TX             10.3 Acres         1,444           93           1,225               895
Mason Goodrich         Houston, TX             18.0 Acres         2,790           --           2,690 /(3)/          -- /(5)/
Monterrey              Riverside, CA           61.0 Acres         4,625           --              --                -- /(5)/
Nashville              Nashville, TN           16.6 Acres         1,890           --             955 /(3)/          -- /(5)/

Third Quarter
Apartments
Valley Hi              Tallahassee, FL           54 Units         1,452           75           1,159               435
White Pines            Tallahassee, FL           85 Units           764           10             593              ( 51)
Woodsong               Smyrna, GA               190 Units         9,200         ( 45)          8,196             7,028

--------------

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

In 2001, ARI sold the following properties:

                                               Units/           Sales       Net Cash        Debt            Gain/(Loss)
   Property             Location            Acres/Sq.Ft.        Price       Received     Discharged           on Sale
--------------         -----------         --------------      --------    -----------   -----------        ------------
First Quarter
Apartments
Carriage Park          Tampa, FL              46 Units         $  2,005    $       757   $     1,069        $     663
Rockborough            Denver, CO            345 Units           16,675          3,654        12,215 /(1)/     13,471

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

                                                    Units/         Sales       Net Cash        Debt         Gain/(loss)
        Property             Location            Acres/Sq.Ft.      Price       Received     Discharged        on Sale
------------------------ -----------------     ---------------   ---------   ------------  ------------     -----------
First Quarter - Continued
Land
Frisco Bridges           Collin County, TX        27.8 Acres      $ 4,500      $ 4,130        $   --         $    25
Katrina                  Palm Desert, CA          20.0 Acres        2,831         (124)          596             830 /(2)/
Las Colinas              Las Colinas, TX           1.7 Acres          825          233           400             539
Plano Parkway            Plano, TX                11.3 Acres        1,445          312           950              --
Scoggins                 Tarrant County, TX      232.8 Acres        2,913          892         1,800             181
Scout                    Tarrant County, TX      408.0 Acres        5,087        1,586         3,200           2,969
Tree Farm                Dallas County, TX        10.4 Acres        2,888          (87)        2,644              75

Shopping Center
Regency Pointe           Jacksonville, FL      67,063 Sq.Ft.        7,350        5,126         1,500           2,232

Second Quarter
Apartments
Bent Tree                Addison, TX               292 Units       12,050        2,480         8,867           7,081
Glenwood                 Addison, TX               168 Units        6,650        3,166         2,549            (581)
Kimberly Woods           Tucson, AZ                279 Units        8,450        1,667         6,191 /(1)/     6,053
Place One                Tulsa, OK                 407 Units       12,935        3,310         7,539           8,623
Shadowood                Addison, TX               184 Units        7,125        1,980         4,320           4,644

Land
Katrina                  Palm Desert, CA          20.0 Acres        2,940           78            --             616
Mason/Goodrich           Houston, TX              22.1 Acres        4,168          (34)        3,750           2,896
Plano Parkway            Plano, TX                12.0 Acres          740          672            --            (991)
Yorktown                 Harris County, TX       120.4 Acres        5,239         (160)        4,991          (1,497)

--------------------
(1)   Debt assumed by purchaser.
(2)   Gain deferred until 2002, when ARI-provided financing was collected.

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

ARI's investment in real estate entities, accounted for using the equity method, at June 30, 2002 was as follows:

                                        Percentage       Carrying       Equivalent
                                         of ARI's        Value of        Investee        Market Value
                                       Ownership at    Investment at   Book Value at   of Investment at
       Investee                        June 30, 2002   June 30, 2002   June 30, 2002     June 30, 2002
----------------------              ----------------- -------------- ----------------  -----------------
IORI .............................         28.49%       $  7,981        $ 11,226          $  7,379
TCI ..............................         49.99          66,329         106,727            80,335
                                                        --------                          --------
                                                          74,310                          $ 87,714
                                                                                          ========

Other ............................                         6,860
                                                        --------
                                                        $ 81,170
                                                        ========

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

Set forth below are summarized results of operations of equity investees for the six months ended June 30, 2002:

      Revenues ...........................................       $ 66,079
      Equity in loss of partnerships .....................         (2,644)
      Property operating expenses ........................         50,427
      Depreciation .......................................         10,766
      Interest expense ...................................         20,173
      Loss from discontinued operations ..................         (1,842)
                                                                 --------
      Loss before gains on sale of real estate ...........        (19,773)
      Gain on sale of real estate ........................         19,619
                                                                 --------
      Net loss ...........................................       $   (154)
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

NOTE 6.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first six months of 2002, ARI did not purchase or sell any such securities. At June 30, 2002, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $7,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. NOTES PAYABLE

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                  Units/           Debt          Debt        Net Cash      Interest     Maturity
   Property                Location            Acres/Sq.Ft.      Incurred     Discharged     Received        Rate         Date
--------------------    ------------------   --------------    -------------  ----------    ----------   -------------  --------
First Quarter
Land
Walker                  Dallas County, TX        90.6 Acres    $ 8,500          $ 8,500     $( 1,411)    11.250% /(1)/     01/03

Shopping Center
Plaza on Bachman
 Creek                  Dallas, TX             80,278 Sq.Ft.     5,000               --        4,444      6.625  /(1)/     04/04

Second Quarter
Apartments
Lee Hills               Tallahassee, FL            16 Units      1,750 /(2)/        117          590      6.625  /(1)/     06/05
Valley Hi               Tallahassee, FL            54 Units         -- /(2)/        878           --         --               --
White Pines             Tallahassee, FL            85 Units         -- /(2)/         --           --         --               --

Office Buildings
Four Hickory Centre     Farmers Branch, TX   221,000 Sq.Ft.     12,500 /(3)/         --        3,399     13.000            05/03

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

                                                                    Debt        Debt      Net Cash    Interest         Maturity
   Property                 Location            Units/Sq.Ft.      Incurred   Discharged   Received       Rate            Date
----------------------  --------------------    --------------    --------   ----------   --------    ---------    ---------------
First Quarter
Office Building
Rosedale Towers         Minneapolis, MN         84,798 Sq.Ft.      $ 5,109     $   --      $5,109       12.000%    01/05 /(4)/
Two Hickory Centre      Farmers Branch, TX      96,127 Sq.Ft.        4,448         --       4,448       12.000     01/05 /(5)/

Second Quarter
Apartments
Bay Anchor              Panama City, FL              12 Units          255         --         203        5.000     05/03 /(6)/
Confederate Point       Jacksonville, FL            206 Units        1,929         --          --       12.000     04/05 /(7)/
Foxwood                 Memphis, TN                 220 Units        1,093         --          --       12.000     04/05 /(8)/
Governor Square         Tallahassee, FL             168 Units        4,480      3,196         611        7.120     05/07 /(6)/
Grand Lagoon            Panama City, FL              54 Units        2,083      1,209         655        5.000     05/03 /(6)/
Oak Hill                Tallahassee, FL              92 Units        2,550      1,875         478        5.000     05/03 /(6)(10)/
Park Avenue             Tallahassee, FL             121 Units        4,400      2,756       1,341        7.120     05/07 /(6)/
Seville                 Tallahassee, FL              62 Units        1,955      1,263         473        5.000     05/03 /(6)/
Westwood                Mary Ester, FL              120 Units        3,382      2,327       1,023        7.570     05/12 /(6)/
Windsor Tower           Ocala, FL                    64 Units        1,989      1,128         702        5.000     05/03 /(6)/
Woodhollow              San Antonio, TX             546 Units        8,160      5,349       2,775        7.120     05/07 /(6)/
Woodsong                Smyrna, GA                  190 Units        2,544         --          --       12.000     04/05 /(9)/

Office Building
One Hickory Centre      Farmers Branch, TX     102,615 Sq.Ft.        4,468         --          --       12.000    04/05 /(11)/

___________

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

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                   Acres/Rooms      Debt            Debt       Net Cash    Interest     Maturity
        Property               Location              Sq.Ft.       Incurred       Discharged    Received      Rate         Date
-----------------------  --------------------     -------------  ----------     ------------  ----------   --------     --------
First Quarter
Land
Mason/Goodrich           Houston, TX              235.0 Acres      $ 6,750        $     --      $6,302       14.00%       01/02
Pioneer Crossing         Austin, TX               350.1 Acres        7,000              --       6,855       16.90        03/05
Pioneer Crossing         Austin, TX                14.5 Acres        2,500              --       2,350       14.50        01/02

Second Quarter
Land
Hollywood Casino         Farmers Branch, TX        51.7 Acres        2,500 /(1)/        --       1,916        9.00        04/03
Valwood                  Dallas County, TX         19.4 Acres           -- /(1)/        --          --          --           --
Katrina                  Palm Desert, CA          300.5 Acres       22,000          15,584       4,417       12.50 /(2)/  10/01
Jeffries Ranch           Oceanside, CA             82.4 Acres        5,250 /(3)/       750       3,944       14.50        06/02
Willow Springs           Riverside, CA          1,485.7 Acres           -- /(3)/        --          --          --           --

Hotel
Williamsburg
 Hospitality House       Williamsburg, VA/(4)/      296 Rooms       10,309              --       9,851       36.00        01/02

Shopping Center
Cullman                  Cullman, AL             92,486 Sq.Ft.          -- /(3)/       129          --          --           --

----------------------------

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gains on sale of real estate by investees, loss on sale of investments in equity investees and other income which totaled $( 930,000) and $( 1.2) million for the three and six months ended June 30, 2002 and $5.8 million and $5.8 million for 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees and discontinued operations, which totaled $4.9 million and $11.3 million for the three and six months ended June 30, 2002 and $9.8 million and $18.0 million for 2001. Excluded from operating segment assets are assets of $122.3 million in 2002 and $122.4 million in 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia, which is located in Bulgaria.

Presented below are ARI's reportable segments operating income for the three and six months ended June 30, 2002 and 2001, and segment assets at June 30, 2002 and 2001.

                                                                           Inter-
      Three Months Ended       Commercial                    U.S.         national               Pizza     Receivables/
         June 30, 2002         Properties     Apartments    Hotels         Hotels     Land     Parlors        Other        Total
      ------------------       ----------     ----------   -------        --------  --------------------   -----------   ---------
  Operating revenue .......     $  8,571       $  9,326    $ 9,144        $ 1,465   $     (1)   $ 9,736       $   200    $ 38,441
  Interest income .........           --             --         --             --         --         --           785         785
  Operating expenses ......        5,932          5,866      6,190            748      1,706      7,794            39      28,275
                                --------       --------     ------        -------   --------    -------       -------     -------
  Operating income
     (loss) ...............     $  2,639       $  3,460    $ 2,954        $   717   $ (1,707)   $ 1,942       $   946    $ 10,951
                                ========       ========     ======        =======   ========    =======       =======     =======

Depreciation ..............     $  2,046       $    847    $   640        $   643   $     --    $   283       $     2    $  4,461
Interest ..................        4,799          3,659        992             --      5,228        216         3,174      18,068
Capital expenditures ......        5,744            336        197             --      2,271        848            --       9,396
Assets ....................      136,639        102,407     66,832         24,091    195,881     21,360        33,145     580,355

                               Commercial
  Property Sales:              Properties     Apartments                              Land                                 Total
                               ----------     ----------                            ---------                            ---------
  Sales price .............     $ 50,000       $ 10,740                             $ 15,121                             $ 75,861
  Cost of sale ............       50,000          8,590                               13,957                               72,547
                                --------       --------                             --------                             --------
  Gain on sale ............     $     --       $  2,150                             $  1,164                             $  3,314
                                ========       ========                             ========                             ========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued



NOTE 10.  OPERATING SEGMENTS (Continued)
----------------------------

                                                                          Inter-
        Six Months Ended             Commercial                 U.S.     national               Pizza    Receivables/
          June 30, 2002              Properties  Apartments    Hotels     Hotels     Land      Parlors      Other        Total
-----------------------------------  ----------  ----------  ---------  ---------  ---------  ---------  ------------  ---------
Operating revenue ...............     $  18,990   $  19,178  $  15,702  $   2,468  $      61  $  18,276   $     443    $  75,118
Interest income .................             -           -          -          -          -          -       1,397        1,397
Operating expenses ..............        11,390      11,465     11,419      1,323      4,080     14,747         123       54,547
                                      ---------   ---------  ---------  ---------  ---------  ---------   ---------    ---------
Operating income (loss) .........     $   7,600   $   7,713  $   4,283  $   1,145  $  (4,019) $   3,529   $   1,717    $  21,968
                                      =========   =========  =========  =========  =========  =========   =========    =========

Depreciation ....................     $   3,614   $   1,681  $   1,163  $     907  $       -  $     540   $       4    $   7,909
Interest ........................         9,537       6,467      2,123         30     11,396        419       6,297       36,269
Capital expenditures ............         7,033         548        358          -      2,664      1,239           -       11,842
Assets ..........................       136,639     102,407     66,832     24,091    195,881     21,360      33,145      580,355

                                     Commercial
  Property Sales:                    Properties  Apartments                          Land                                Total
                                     ----------  ----------                        ---------                           ---------
  Sales price ...................     $  52,302   $  22,697                        $  20,701                           $  95,700
  Cost of sale ..................        52,302      14,932                           17,338                              84,572
                                      ---------   ---------                        ---------                           ---------
  Gain on sale ..................     $       -   $   7,765                        $   3,363 /(1)/                     $  11,128
                                      =========   =========                        =========                           =========

  --------------------------------------

  (1) Includes $830,000 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                                                                          Inter-
       Three Months Ended            Commercial                 U.S.     national               Pizza    Receivables/
          June 30, 2001              Properties  Apartments    Hotels     Hotels     Land      Parlors      Other        Total
-----------------------------------  ----------  ----------  ---------  ---------  ---------  ---------  ------------  ---------
Operating revenue ...............     $   7,479   $   9,687  $   8,937  $   1,032  $      42  $   8,733   $      96    $  36,006
Interest income .................             -           -          -          -          -          -         776          776
Operating expenses ..............         5,022       6,398      5,889      3,450      2,625      7,129         102       30,615
                                      ---------   ---------  ---------  ---------  ---------  ---------   ---------    ---------
Operating income (loss) .........     $   2,457   $   3,289  $   3,048  $ ( 2,418) $  (2,583) $   1,604   $     770    $   6,167
                                      =========   =========  =========  =========  =========  =========   =========    =========

Depreciation ....................     $   1,795   $     835  $     680  $     650  $       -  $     257   $       4    $   4,221
Interest ........................         4,017       2,489      1,006         97      8,078       (463)        867       16,091
Capital expenditures ............         2,588          23        168          -        251        375         363        3,768
Assets ..........................       162,933     130,110     68,549     28,394    231,493     21,620      33,682      676,781

Property Sales:                                  Apartments                          Land                                Total
                                                 ----------                        ---------                           ---------
Sales price .....................                 $  47,210                        $  13,087                           $  60,297
Cost of sale ....................                    21,370                           12,163                              33,533
                                                  ---------                        ---------                           ---------
Gain on sale ....................                 $  25,840                        $     924                           $  26,764
                                                  =========                        =========                           =========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 10.  OPERATING SEGMENTS (Continued)
----------------------------

                                                                          Inter-
        Six Months Ended             Commercial                 U.S.     national               Pizza    Receivables/
          June 30, 2001              Properties  Apartments    Hotels     Hotels     Land      Parlors      Other        Total
-----------------------------------  ----------  ----------  ---------  ---------  ---------  ---------  ------------  ---------
 Operating revenue ..............     $  16,278   $  19,491  $  15,938  $   1,726  $     105  $  16,559   $     292    $  70,389
 Interest income ................             -           -          -          -          -          -       1,160        1,160
 Operating expenses .............        10,053      11,945     11,939      3,984      4,544     13,551          78       56,094
                                      ---------   ---------  ---------  ---------  ---------  ---------   ---------    ---------
 Operating income (loss) ........     $   6,225   $   7,546  $   3,999  $  (2,258) $  (4,439) $   3,008   $   1,374    $  15,455
                                      =========   =========  =========  =========  =========  =========   =========    =========

Depreciation ....................     $   3,527   $   1,696  $   1,309  $     650  $       -  $     586   $       5    $   7,773
Interest ........................         8,297       5,263      2,273        194     13,368       (191)      2,339       31,543
Capital expenditures ............         4,806          23        320      1,000        316        713         363        7,541
Assets ..........................       162,933     130,110     68,549     28,394    231,493     21,620      33,682      676,781

                                     Commercial
  Property Sales:                    Properties  Apartments                          Land                                Total
                                     ----------  ----------                        ---------                           ---------
  Sales price ...................     $   7,350   $  65,890                        $  33,577                           $ 106,817
  Cost of sale ..................         5,058      25,916                           28,864                              59,838
                                      ---------   ---------                        ---------                           ---------
  Gain on sale ..................     $   2,292   $  39,974                        $   4,713                           $  46,979
                                      =========   =========                        =========                           =========

NOTE 11.  DISCONTINUED OPERATIONS
---------------------------------

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

                                                      For the Three Months       For the Six Months
                                                         Ended June 30,            Ended June 30,
                                                    ------------------------  ------------------------
Revenue                                                2002          2001        2002          2001
                                                     --------      --------    --------      --------
  Rental ..........................................  $    344      $  5,550    $  1,558      $ 12,206
  Property operations .............................       162         2,157         735         6,551
                                                     --------      --------    --------      --------
                                                          182         3,393         823         5,655
Expenses
  Interest ........................................        97         3,020         687         5,638
  Depreciation ....................................        71           379         178           906
                                                     --------      --------    --------      --------
                                                          168         3,399         865         6,544
                                                     --------      --------    --------      --------

Net income (loss) from discontinued operations ....        14            (6)        (42)         (889)

  Gain of sale of real estate .....................     2,150        25,840       7,765        42,266
  Equity in gain on sale of real estate from
    equity investees ..............................     4,149         9,938       8,280        11,380
                                                     --------      --------    --------      --------

Net income from discontinued operations ...........  $  6,313      $ 35,772    $ 16,003      $ 52,757
                                                     ========      ========    ========      ========

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that ARI identify reporting units in order to assess potential future impairment of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS 142 requires that an intangible asset with an indefinite useful life be tested for impairment in accordance with specified guidelines. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 13. GOODWILL AND OTHER INTANGIBLES - ADOPTION OF SFAS 142 (Continued)

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

Transitional Disclosures. Net income (loss) applicable to Common shares and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three and six months ended June 30, 2002 and 2001 and the years ended December 31, 2001, 2000 and 1999 are as follows:

                                            Three Months Ended         Six Months Ended                  Years Ended
                                                 June 30,                  June 30,                      December 31,
                                         -----------------------   -----------------------   ------------------------------------
                                            2002         2001         2002         2001         2001         2000         1999
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) applicable to
  Common shares .......................  $  (15,227)  $    7,927   $  (24,775)  $    9,675   $   12,584   $      352   $    8,017
Add back: Amortization of costs in
  excess of net assets acquired .......           -           85            -          170          344          340          339
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------

Adjusted net income (loss)
  applicable to Common shares .........  $  (15,227)  $    8,012   $  (24,775)  $    9,845   $   12,928   $      692   $    8,356
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========

Earnings per share:
  Net income (loss) applicable to
  Common shares .......................  $    (1.34)  $      .78   $    (2.18)  $      .96   $     1.07   $      .03   $      .75
  Amortization of costs in excess of
    net assets acquired ...............           -          .01            -          .01          .03          .03          .03
                                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Adjusted net income (loss)
    applicable to Common shares .......  $    (1.34)  $      .79   $    (2.18)  $      .97   $     1.10   $      .06   $      .78
                                         ==========   ==========   ==========   ==========   ==========   ==========   ==========

Acquisitions. ARI made no acquisitions resulting in goodwill during the three and six months ended June 30, 2002 and 2001 or the years ended December 2001, 2000 and 1999.

Intangible Assets not Subject to Amortization. The carrying value of ARI's costs in excess of net assets acquired is as follows:

                                                          June 30,                  December 31,
                                                           2002          2001           2000           1999
                                                       ------------  ------------  --------------  ------------
Costs in excess of net assets acquired, net of
  accumulated amortization of $1,763 in 2002 and
  2001, $1,420 in 2000 and $1,079 in 1999 ...........   $   11,858    $   11,858     $   12,201     $   12,542
                                                        ==========    ==========     ==========     ==========

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

ARI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers the information such as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor, and ARI's assessment of its ability to meet its lease or interest obligations. ARI's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

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

In 2002, ARI purchased the following property:

                                          Units/         Purchase    Net Cash      Debt      Interest    Maturity
  Property             Location        Sq.Ft./Acres        Price       Paid      Incurred      Rate        Date
-------------        ------------    -----------------  ----------- ----------  ----------  ----------- ----------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/            Dallas, TX      80,278 Sq.Ft.       $3,103      $  --       $  --         --          --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                               Units/      Purchase    Net Cash    Debt      Interest  Maturity
    Property            Location           Sq.Ft./Acres      Price       Paid    Incurred      Rate      Date
 ---------------        ---------          -------------    -------    --------  --------    --------  --------
Second Quarter
Apartments
Pinecrest/(2)/       North Augusta, SC        120 Units     $ 2,986   $    --   $ 1,423/(3)/   8.75%    03/03
Tiberon Trails/(2)/  Merrillville, IN         376 Units      12,000        --     6,417/(3)/   9.00     07/06

Shopping Center
Alta Mesa/(2)/       Ft. Worth, TX        59,933 Sq.Ft.       4,000        --     1,804/(3)/  10.43     10/04

Land
Pioneer Crossing     Austin, TX              79.4 Acres       1,165     1,213        --          --        --
Willow Springs       Beaumont, CA            20.7 Acres         140       146        --          --        --

-----------------------

(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2)  Property received from BCM, a related party, for forgiveness of debt.
(3)  Assumed debt of seller.

In 2002, ARI sold the following properties:

                                                     Units/            Sales       Net Cash        Debt            Gain/(Loss)
     Property                Location             Acres/Sq.Ft.         Price       Received     Discharged           on Sale
-----------------         -------------         ---------------     ----------   ------------  ------------       ------------
First Quarter
Apartments
Mallard Lake/(1)/        Greensboro, NC              336 Units       $ 14,400      $    --        $ 7,362          $     --
Villas                   Plano, TX                   208 Units          8,525        3,701          4,023             5,615

Land
Katrina                  Palm Desert, CA             2.1 Acres          1,323          (40)         1,237               978
Lakeshore Villas/(2)/    Harris County, TX          16.9 Acres          1,499          215             --                --
Rasor/(2)/               Plano, TX                  24.5 Acres          1,211          174             --                --
Thompson II              Dallas County, TX            .2 Acres             21           20             --               (11)
Vista Ridge              Lewisville, TX             10.0 Acres          1,525          130          1,220               401

Shopping Center
Oaktree Village/(2)/     Lubbock, TX             45,623 Sq.Ft.          2,302          131          1,389 /(3)/          --
Second Quarter
Apartments
Oak Hill                 Tallahassee, FL              92 Units          3,200          156 /(4)/    2,550               527
Regency                  Tampa, FL                    78 Units          3,200          851          1,710            (1,458)
Stonebridge              Florissant, MO              100 Units          4,340        1,272          2,893             3,081

Office Building
Centura                  Dallas, TX             410,901 Sq.Ft.         50,000           --         43,739 /(3)/          --  /(5)/

Land
Hollywood Casino         Farmers Branch, TX         42.8 Acres         16,987           --          6,222 /(3)/          --  /(5)/
Marine Creek             Ft. Worth, TX              54.2 Acres          3,700           --          1,500 /(3)/          --  /(5)/
Mason Goodrich           Houston, TX                 7.9 Acres            672           46            554               268
Mason Goodrich           Houston, TX                10.3 Acres          1,444           93          1,225               895
Mason Goodrich           Houston, TX                18.0 Acres          2,790           --          2,690 /(3)/          --  /(5)/
Monterrey                Riverside, CA              61.0 Acres          4,625           --             --                --  /(5)/
Nashville                Nashville, TN              16.6 Acres          1,890           --            955 /(3)/          --  /(5)/

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                                     Units/            Sales       Net Cash        Debt       Gain/(Loss)
      Property               Location             Acres/Sq.Ft.         Price       Received     Discharged      on Sale
--------------------  ----------------------  --------------------  ----------- --------------  -----------  -------------
Third Quarter
Apartments
Valley Hi                Tallahassee, FL            54 Units        $ 1,452         $ 75        $ 1,159        $  435
White Pines              Tallahassee, FL            85 Units            764           10            593           (51)
Woodsong                 Smyrna, GA                190 Units          9,200          (45)         8,196         7,028

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

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                     Units/            Debt           Debt        Net Cash    Interest      Maturity
      Property               Location             Acres/Sq.Ft.       Incurred      Discharged     Received      Rate          Date
--------------------  ----------------------  -------------------- ------------  --------------  ----------  ----------    ---------
First Quarter
Land
Walker                   Dallas County, TX        90.6 Acres       $  8,500        $    8,500      $(1,411)  11.250% /(1)/    01/03

Shopping Center
Plaza on Bachman
 Creek                   Dallas, TX             80,278 Sq.Ft.         5,000                --        4,444    6.625  /(1)/    04/04

Second Quarter
Apartments
Lee Hills                Tallahassee, FL            16 Units          1,750 /(2)/         117          590    6.625  /(1)/    06/05
Valley Hi                Tallahassee, FL            54 Units             -- /(2)/         878           --       --              --
White Pines              Tallahassee, FL            85 Units             -- /(2)/          --           --       --              --

Office Buildings
Four Hickory Centre      Farmers Branch, TX    221,000 Sq.Ft.        12,500 /(3)/          --        3,399   13.000           05/03

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

                                                                     Debt          Debt       Net Cash   Interest    Maturity
      Property              Location            Units/Sq.Ft.      Incurred     Discharged    Received     Rate        Date
-------------------- ---------------------- ------------------- ------------ -------------- ---------- ----------  ---------
First Quarter
Office Building
Rosedale Towers         Minneapolis, MN        84,798 Sq.Ft.    $   5,109     $     --       $ 5,109      12.000%   01/05 /(4)/
Two Hickory Centre      Farmers Branch, TX     96,127 Sq.Ft.        4,448           --         4,448      12.000    01/05 /(5)/

Second Quarter
Apartments
Bay Anchor              Panama City, FL            12 Units           255           --           203       5.000    05/03 /(6)/

Confederate Point       Jacksonville, FL          206 Units     $   1,929     $     --       $    --      12.000%   04/05 /(7)/
Foxwood                 Memphis, TN               220 Units         1,093           --            --      12.000    04/05 /(8)/
Governor Square         Tallahassee, FL           168 Units         4,480        3,196           611       7.120    05/07 /(6)/
Grand Lagoon            Panama City, FL            54 Units         2,083        1,209           655       5.000    05/03 /(6)/
Oak Hill                Tallahassee, FL            92 Units         2,550        1,875           478       5.000    05/03 /(6)(10)/
Park Avenue             Tallahassee, FL           121 Units         4,400        2,756         1,341       7.120    05/07 /(6)/
Seville                 Tallahassee, FL            62 Units         1,955        1,263           473       5.000    05/03 /(6)/
Westwood                Mary Ester, FL            120 Units         3,382        2,327         1,023       7.570    05/12 /(6)/
Windsor Tower           Ocala, FL                  64 Units         1,989        1,128           702       5.000    05/03 /(6)/
Woodhollow              San Antonio, TX           546 Units         8,160        5,349         2,775       7.120    05/07 /(6)/
Woodsong                Smyrna, GA                190 Units         2,544           --            --      12.000    04/05 /(9)/

Office Building
One Hickory Centre      Farmers Branch, TX    102,615 Sq.Ft.        4,468           --            --      12.000    04/05 /(11)/

------------------

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

Results of Operations

For the six months ended June 30, 2002, ARI reported a net loss of $23.6 million, compared to net income of $10.9 million for the six months ended June 30, 2001. The primary factors contributing to ARI's net loss are discussed in the following paragraphs.

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

Other income increased to $142,000 and $326,000 in the three and six months ended June 30, 2002 from $44,000 and $77,000 in the three and six months ended June 30, 2001. The increase was primarily due to service fee income and dividends on and redemption of Innovo Preferred Stock. See NOTE 2. "REAL ESTATE" and NOTE 7. "NOTES PAYABLE."

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

There was no net income fee to affiliate in the three and six months ended June 30, 2002 compared to $1.8 million in the three and six months ended June 30, 2001. The income fee payable to ARI's advisor is 10% of the annualized net income for the year, in excess of a 10% return on shareholders' equity. At June 30, 2002, ARI's annualized net income is below the 10% return threshold.

There was no incentive fee to affiliate in the three and six months ended June 30, 2002 compared to $4.3 million and $5.8 million in the three and six months ended June 30, 2001. The incentive fee is only due if ARI is also subject to the net income fee. At June 2002, the net income fee requirements are not met; therefore, no incentive fee is due. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2002 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

Minority interest increased to $773,000 and $1.6 million in the three and six months ended June 30, 2002, from $(95,000) and $1.5 million in 2001. The three month increase is due to corrections made in the second quarter of 2001 that effectively eliminated the expense for the quarter.

Equity in loss of investees decreased to $(5.2) million and $(9.2) million in the three and six months ended June 30, 2002, from $(3.8) million and $(5.3) million in 2001. The decrease was primarily attributable to increased net losses for TCI and IORI in 2002.

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


Environmental Matters (Continued)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2002, ARI's exposure to a change in interest rates on its debt is as follows:


                                                    Weighted        Effect of 1%
                                                     Average        Increase In
                                     Balance      Interest Rate      Base Rates
                                   ----------     -------------     ------------
Notes payable:
   Variable rate .................  $  81,124        10.715%          $     811
                                    =========                         =========
Total decrease in ARI's annual
   net income ....................                                    $     811
                                                                      =========
Per share ........................                                    $     .07
                                                                      =========

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting was held on July 8, 2002, at which stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:


                                                    Shares Voting
                                            ----------------------------
                                                            Withheld
                  Director                       For        Authority
      ----------------------------------    -------------  -------------
      Earl D. Cecil ....................      7,511,832        31,978
      Collene C. Currie ................      7,512,484        31,326
      Richard W. Humphrey ..............      7,507,077        36,733
      Joseph Mizrachi ..................      7,512,654        31,156


There were no abstentions or broker non-votes on the election of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:


 Exhibit
 Number                              Description
--------  ----------------------------------------------------------------------

   3.0 Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

                    AMERICAN REALTY INVESTORS, INC.

                              EXHIBITS TO

                     QUARTERLY REPORT ON FORM 10-Q

                  For the Quarter ended June 30, 2002




 Exhibit                                                                 Page
  Number                         Description                            Number
---------  --------------------------------------------------------     ------

  99.1     Certification Pursuant to 18 U.S.C. Section 1350, as           40
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2     Certification Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.                                    41