Form 10-Q
period 2002-09-30
AMERICAN REALTY INVESTORS INC
filed 2002-11-14
CIK 1102238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                         Commission File Number 1-15663

                         AMERICAN REALTY INVESTORS, INC.
        ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                         75-2847135
------------------------------------             -------------------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas              75234
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)             (Zip Code)

                                 (469) 522-4200
                        ----------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                     11,375,127
----------------------------        --------------------------------------
          (Class)                    (Outstanding at October 31, 2002)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2002, have not been audited by independent certified public accountants but in the opinion of the management of American Realty Investors, Inc. ("ARI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,     December 31,
                                                                     2002             2001
                                                               ---------------   -------------
                                                                  (dollars in thousands,
                                                                     except per share)
                    Assets
Real estate held for investment ............................   $     429,566   $     495,437
Less - accumulated depreciation ............................        (107,318)       (121,777)
                                                               -------------   -------------
                                                                     322,248         373,660

Real estate held for sale ..................................         181,791         214,543

Notes and interest receivable
    Performing ($26,795 in 2002 and $18,896 in 2001 from
     affiliates) ...........................................          38,806          22,612
    Nonperforming ($6,632 in 2002 and $6,994 in 2001
     from affiliates) ......................................           7,650          10,347
                                                               -------------   -------------
                                                                      46,456          32,959

Less--allowance for estimated losses .......................          (3,077)         (2,577)
                                                               -------------   -------------
                                                                      43,379          30,382

Pizza parlor equipment .....................................          12,455          10,454
Less - accumulated depreciation ............................          (4,567)         (3,747)
                                                               -------------   -------------
                                                                       7,888           6,707

Leasehold interest - oil and gas properties ................              --           4,719
Less - accumulated depletion ...............................              --              (1)
                                                               -------------   -------------
                                                                          --           4,718

Oilfield equipment .........................................              --             511
Less - accumulated depreciation ............................              --             (21)
                                                               -------------   -------------
                                                                          --             490

Marketable equity securities, at market value ..............              68              96
Cash and cash equivalents ..................................           3,283             709
Investments in equity investees ............................          82,996          77,933
Goodwill, net of accumulated amortization ($1,763 in
 2002 and 2001) ............................................          11,858          11,858
Other intangibles, net of accumulated amortization
 ($948 in 2002 and $903 in 2001) ...........................           1,651           1,678
Other assets ...............................................          39,893          35,989
                                                               -------------   -------------
                                                               $     695,055   $     758,763
                                                               =============   =============

*   LESS THAN
**  GREATER THAN

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                   September 30,    December 31,
                                                                                       2002             2001
                                                                                   -----------------------------
                                                                                       (dollars in thousands,
                                                                                         except per share)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Notes and interest payable ($6,929 in 2002 and $1,598 in
  2001 to affiliates) ..........................................................   $     380,738   $     412,704
Liabilities related to assets held for sale ....................................         124,309         151,594
Margin borrowings ..............................................................          10,990          28,040
Accounts payable and other liabilities ($29,873 in 2002
 and $11,389 in 2001 to affiliates) ............................................          89,618          48,960
                                                                                   -------------   -------------
                                                                                         605,655         641,298

Minority interest ..............................................................          19,589          27,612

Series F Preferred Stock, 3,968.75 shares in 2001
  (liquidation preference $3,969) ..............................................              --           3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
  shares, issued and outstanding
  Series A, 3,324,910 shares in 2002 and 2,724,910 shares
    in 2001 (liquidation preference $33,249), including
    900,000 shares in 2002 and 300,000 shares in 2001
    held by subsidiaries .......................................................           4,850           4,850
  Series E, 50,000 shares in 2002 and 2001 (liquidation
    preference $5,000) .........................................................             100             100
Common Stock, $.01 par value, authorized 100,000,000
  shares; issued 11,375,127 shares in 2002 and 2001 ............................             114             114
Paid-in capital ................................................................          95,336          97,140
Accumulated deficit ............................................................         (32,997)        (16,320)
Accumulated other comprehensive income .........................................           2,408              --
                                                                                   -------------   -------------
                                                                                          69,811          85,884
                                                                                   -------------   -------------
                                                                                   $     695,055   $     758,763
                                                                                   =============   =============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Three Months                For the Nine Months
                                                                    Ended September 30,                Ended September 30,
                                                                   --------------------------------------------------------------
                                                                      2002              2001            2002              2001
                                                                   ----------        ----------      ----------        ----------
                                                                          (dollars in thousands, except per share)
Property revenue
  Rents........................................................    $   26,543        $   26,601      $   77,953        $   76,353
  Property operations expenses.................................        18,520            18,174          55,268            57,718
                                                                   ----------        ----------      ----------        ----------
     Operating income..........................................         8,023             8,427          22,685            18,635

Land operations
  Sales........................................................        18,681             8,229          39,382            41,806
  Cost of sales................................................        16,063             4,682          33,401            33,546
                                                                   ----------        ----------      ----------        ----------
     Gain on land sales........................................         2,618             3,547           5,981             8,260

Pizza parlor operations
  Sales........................................................         9,274             8,723          27,550            25,282
  Cost of sales................................................         7,645             7,164          22,392            20,715
                                                                   ----------        ----------      ----------        ----------
     Gross margin..............................................         1,629             1,559           5,158             4,567

Income from operations.........................................        12,270            13,533          33,824            31,462

Other income (loss)
  Interest income..............................................           509               837           1,906             1,997
  Equity in loss of investees..................................        (4,790)           (3,137)        (14,023)           (8,425)
  Loss on sale of investments in equity investees..............            --                --            (531)             (387)
  Other........................................................           190               (19)            516                58
                                                                   ----------        ----------      ----------        ----------
                                                                       (4,091)           (2,319)        (12,132)           (6,757)
Other expenses
  Interest.....................................................        13,657            16,127          45,751            44,129
  Depreciation and amortization................................         3,403             3,507           9,861             9,958
  General and administrative...................................         3,322             4,610           9,803             9,083
  Advisory fee to affiliate....................................         1,573             1,437           4,825             4,971
  Net income fee to affiliate..................................            --            (1,128)             --               638
  Incentive fee to affiliate...................................            --             1,642              --             7,477
  Writedown of assets held for sale............................           445                --             445                --
  Minority interest............................................           436             1,003           1,996             2,483
                                                                   ----------        ----------      ----------        ----------
                                                                       22,836            27,198          72,681            78,739

Net loss from continuing operations............................       (14,657)          (15,984)        (50,989)          (54,034)

Discontinued operations:
  Loss from operations.........................................          (436)           (1,873)         (3,724)           (6,546)
  Gain on sale of real estate..................................        15,375            12,334          23,140            54,600
  Equity in gain on sale of real estate
     by equity investees.......................................         6,616             6,589          14,896            17,969
                                                                   ----------        ----------      ----------        ----------
Net income from discontinued operations........................        21,555            17,050          34,312            66,023

Net income (loss).............................................          6,898             1,066         (16,677)           11,989
Preferred dividend requirement.................................          (601)             (620)         (1,801)           (1,868)
                                                                   ----------        ----------      ----------        ----------
Net income (loss) applicable to
  Common shares................................................    $    6,297        $      446      $  (18,478)       $   10,121
                                                                   ==========        ==========      ==========        ==========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                                     For the Three Months                For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                 ---------------------------------------------------------------
                                                                     2002             2001              2002             2001
                                                                 -----------      -----------       -----------      -----------
                                                                         (dollars in thousands, except per share)
Earnings per share - basic and diluted

  Net loss from continuing operations.........................   $     (1.34)     $     (1.63)      $     (4.64)     $     (5.51)

  Discontinued operations.....................................          1.89             1.67              3.02             6.51
                                                                 -----------      -----------       -----------      -----------

  Net income (loss) applicable to
     Common shares............................................   $       .55      $       .04       $     (1.62)     $      1.00
                                                                 ===========      ===========       ===========      ===========

Weighted average Common shares used
  in computing earnings per share.............................    11,375,127       10,193,217        11,375,127       10,141,840
                                                                 ===========      ===========       ===========      ===========

Options to purchase 110,450 and 107,450 of ARI's Common Stock were excluded in the computation of diluted earnings available to common shares for the three and nine months ended September 30, 2002 and 2001, respectively, because the effect would be antidilutive.


The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2002


                                                        Series A         Series E
                                                        Preferred       Preferred
                                                          Stock           Stock
                                                     --------------   --------------
                                                           (dollars in thousands,
                                                             except per share)
Balance, January 1, 2002 .........................   $        4,850   $          100

Comprehensive income
   Foreign currency translation gain .............               --               --
   Net loss ......................................               --               --

Common Stock dividends (pre-merger) ..............               --               --

Preferred dividends
   Series A Preferred Stock ($.75 per
    share) .......................................               --               --
   Series E Preferred Stock ($.45 per
    share) .......................................               --               --

Other ............................................               --               --
                                                     --------------   --------------

Balance, September 30, 2002 ......................   $        4,850   $          100
                                                     ==============   ==============



                                                        Common            Paid-in
                                                         Stock            Capital
                                                     --------------   --------------
                                                           (dollars in thousands,
                                                             except per share)
Balance, January 1, 2002 .........................   $          114   $       97,140

Comprehensive income
   Foreign currency translation gain .............               --               --
   Net loss ......................................               --               --

Common Stock dividends (pre-merger) ..............               --              (25)

Preferred dividends
   Series A Preferred Stock ($.75 per
    share) .......................................               --           (1,778)
   Series E Preferred Stock ($.45 per
    share) .......................................               --              (23)

Other ............................................               --               22
                                                     --------------   --------------

Balance, September 30, 2002 ......................   $          114   $       95,336
                                                     ==============   ==============

                                                                        Accumulated
                                                                           Other
                                                      Accumulated     Comprehensive     Stockholders'
                                                        Deficit           Income           Equity
                                                     --------------   -------------------------------
                                                         (dollars in thousands, except per share)
Balance, January 1, 2002 .........................          (16,320)  $           --   $       85,884

Comprehensive income
   Foreign currency translation gain .............               --            2,408            2,408
   Net loss ......................................          (16,677)              --          (16,677)
                                                                                       --------------
                                                                                              (14,269)

Common Stock dividends (pre-merger) ..............               --               --              (25)

Preferred dividends
   Series A Preferred Stock ($.75 per
    share) .......................................               --               --           (1,778)
   Series E Preferred Stock ($.45 per
    share) .......................................               --               --              (23)

Other ............................................               --               --               22
                                                     --------------   --------------   --------------

Balance, September 30, 2002 ......................          (32,997)  $        2,408   $       69,811
                                                     ==============   ==============   ==============




The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                 ------------------------------
                                                                                     2002               2001
                                                                                 -----------         ----------
                                                                                      (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected......................................................         $    86,322         $   98,787
   Pizza parlor sales collected.........................................              27,314             25,075
   Interest collected...................................................                 979                397
   Distributions received from equity investees'
    operating cash flow.................................................                  --                 53
   Payments for property operations.....................................             (59,422)           (79,693)
   Payments for pizza parlor operations.................................             (22,458)           (20,804)
   Payments for oil and gas operations..................................                  --               (175)
   Interest paid........................................................             (42,611)           (45,691)
   Advisory fee paid to affiliate.......................................              (4,825)            (4,971)
   Incentive fees paid to affiliate.....................................                  --             (1,646)
   Distributions to minority interest holders...........................              (1,966)            (2,697)
   General and administrative expenses paid.............................              (9,803)            (9,079)
   Other................................................................              (5,746)             1,239
                                                                                 -----------         ----------
          Net cash used in operating activities.........................             (32,216)           (39,205)

Cash Flows From Investing Activities
   Collections on notes receivable......................................               5,473              4,929
   Pizza parlor equipment purchased.....................................              (2,034)            (1,066)
   Proceeds from sale of real estate....................................              69,677            102,415
   Notes receivable funded..............................................              (1,965)           (13,959)
   Earnest money........................................................                 868               (696)
   Investment in real estate entities...................................              (2,554)           (36,975)
   Acquisition of real estate...........................................              (1,359)               --
   Construction and development.........................................             (12,303)            (3,771)
   Real estate improvements.............................................              (3,492)            (9,518)
   Settlement of interest rate swap contract............................                (199)               --
   Acquisition of leasehold interests...................................                  --               (350)
   Purchase of oil field equipment......................................                  --               (361)
                                                                                 -----------         ----------
          Net cash provided by investing activities.....................              52,112             40,648

Cash Flows from Financing Activities
   Proceeds from notes payable..........................................              80,893            136,832
   Payments on notes payable............................................             (95,280)          (144,314)
   Deferred borrowing costs.............................................              (4,684)            (7,633)
   Net advances from affiliates.........................................              20,630              1,028
   Margin borrowings, net...............................................             (17,100)            15,073
   Preferred dividends paid.............................................              (1,778)            (1,454)
   Stock sale profits received from affiliate...........................                  22                 --
   Repurchase of Common Stock...........................................                  --               (133)
   Common dividends paid................................................                 (25)                (5)
                                                                                 -----------         ----------
          Net cash used in financing activities.........................             (17,322)              (606)

          Net increase in cash and cash equivalents.....................               2,574                837

Cash and cash equivalents, beginning of period..........................                 709              4,177
                                                                                 -----------         ----------
Cash and cash equivalents, end of period................................         $     3,283         $    5,014
                                                                                 ===========         ==========




The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                             ------------------------------
                                                                                                 2002               2001
                                                                                             -----------         ----------
                                                                                                  (dollars in thousands)
Reconciliation of net income (loss) to net cash used in
   operating activities
   Net income (loss)................................................................        $   (16,677)         $   11,989
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities
       Depreciation and amortization................................................              11,549             13,169
       Gain on sale of real estate..................................................             (29,121)           (62,860)
       Writedown of assets held for sale............................................                 445                 --
       Distributions from equity investees' operating
        cash flow...................................................................                  --                 53
       Increase (decrease) in minority interest.....................................                  30               (214)
       Equity in income of investees................................................                (873)            (9,544)
       Loss on sale of investments in equity investees..............................                 531                387
       Increase in accrued interest receivable......................................                (927)            (1,600)
       (Increase) decrease in other assets.........................................                  (96)            11,294
       Increase in accrued interest payable.........................................               2,541                 28
       Increase (decrease) in accounts payable and other                                             382             (1,907)
        liabilities.................................................................
                                                                                             -----------         ----------
          Net cash used in operating activities.....................................         $   (32,216)        $  (39,205)
                                                                                             ===========         ==========

Schedule of noncash investing and financing activities

   Notes payable from acquisition of real estate....................................         $        --         $    2,549

   Notes payable assumed by buyer on sale of properties.............................              56,495             30,263

   Notes receivable from sale of real estate........................................              10,321              4,329

   Exchange of real estate at carrying value........................................                  --              3,726

   Issuance of Series A Preferred Stock.............................................                  --                 35

   Issuance of Series F Preferred Stock.............................................                  --              3,969

   Cancellation of Series F Preferred Stock.........................................              (3,969)                --

   Note receivable from sales of leasehold interests................................               1,300                 --

   Sale of real estate to affiliate to satisfy debt.................................              24,886                 --

   Acquisition of assets from affiliate to satisfy debt.............................             (16,268)                --

   Change in fair value of interest rate swap.......................................                 614                 --



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

Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").

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

disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

NOTE 2.     REAL ESTATE

In 2002, ARI purchased the following properties:

                                              UNITS/       PURCHASE     NET CASH      DEBT         INTEREST    MATURITY
      PROPERTY              LOCATION       SQ.FT./ACRES     PRICE         PAID      INCURRED         RATE        DATE
------------------   -----------------    --------------   ---------   ---------    --------       --------    --------
FIRST QUARTER
SHOPPING CENTER
Plaza on Bachman
 Creek(1)            Dallas, TX            80,278 Sq.Ft.   $   3,103   $      --    $     --             --          --

SECOND QUARTER
APARTMENTS
Pinecrest(2)         North Augusta, SC         120 Units       2,979          --       1,423/(3)/      8.75%      03/03
Tiberon Trails(2)    Merrillville, IN          376 Units      12,336          --       6,417/(3)/      9.00       07/06

SHOPPING CENTER
Alta Mesa(2)         Ft. Worth, TX         59,933 Sq.Ft.       3,797          --       1,804/(3)/     10.43       10/04

LAND
Pioneer Crossing     Austin, TX               79.4 Acres       1,165       1,213          --             --          --
Willow Springs       Beaumont, CA             20.7 Acres         140         146          --             --          --

----------
(1) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

(2) Property received from Basic Capital Management, Inc. ("BCM"), a related party, for forgiveness of debt. The purchase price was determined using a market rate multiple of net operating income.

(3)  Assumed debt of seller.

In 2001, ARI purchased the following properties:

                                                      PURCHASE    NET CASH           DEBT           INTEREST      MATURITY
     PROPERTY                 LOCATION      UNITS       PRICE       PAID           INCURRED           RATE          DATE
-------------------------   -----------   ---------   ---------   ---------        ---------        ---------    ------------
SECOND QUARTER
APARTMENTS
Glenwood                    Addison, TX   168 Units   $   6,246   $      --/(1)/   $  2,549/(2)/       9.25%        10/04

----------
(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with TCI, a related party.

(2)  Assumed debt of seller. Exchanged with TCI, a related party.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.     REAL ESTATE (Continued)

In 2002, ARI sold the following properties:

                                                                                 NET CASH
                                                    UNITS/         SALES         RECEIVED/         DEBT           GAIN/(LOSS)
       PROPERTY             LOCATION              ACRES/SQ.FT.     PRICE          (PAID)       DISCHARGED          ON SALE
---------------------  -------------------      --------------   ----------     ----------      ----------        ------------
FIRST QUARTER
APARTMENTS
Mallard Lake/(1)/      Greensboro, NC                336 Units   $   14,400     $       --      $    7,362        $         --
Villas                 Plano, TX                     208 Units        8,525          3,701           4,023               5,615

LAND
Katrina                Palm Desert, CA               2.1 Acres        1,323            (40)          1,237                 978
Lakeshore Villas/(2)/  Harris County, TX            16.9 Acres        1,499            215              --                  --
Rasor/(2)/             Plano, TX                    24.5 Acres        1,211            174              --                  --
Thompson II            Dallas County, TX              .2 Acres           21             20              --                 (11)
Vista Ridge            Lewisville, TX               10.0 Acres        1,525            130           1,220                 401

SHOPPING CENTER
Oaktree Village/(2)/   Lubbock, TX               45,623 Sq.Ft.        2,302            131           1,389/(3)/             --

SECOND QUARTER
APARTMENTS
Oak Hill               Tallahassee, FL                92 Units        3,200            156/(4)/      2,550                 527
Regency                Tampa, FL                      78 Units        3,200            851           1,710              (1,458)
Stonebridge            Florissant, MO                100 Units        4,340          1,142           2,893               3,081

OFFICE BUILDING
Centura                Dallas, TX               410,901 Sq.Ft.       50,000             --          43,739/(3)/             --/(5)/

LAND
Hollywood Casino       Farmers Branch, TX           42.8 Acres       16,987             --           6,222                  --/(5)/
Marine Creek           Ft. Worth, TX                54.2 Acres        3,700             --           1,500                  --/(5)/
Mason Goodrich         Houston, TX                   7.9 Acres          672             46             554                 268
Mason Goodrich         Houston, TX                  10.3 Acres        1,444             93           1,225                 895
Mason Goodrich         Houston, TX                  18.0 Acres        2,790             --           2,690                  --/(5)/
Monterrey              Riverside, CA                61.0 Acres        4,625             --              --                  34/(6)/
Nashville              Nashville, TN                16.6 Acres        1,890             --             955                  --/(5)/

THIRD QUARTER
APARTMENTS
Conradi House          Tallahassee, FL                98 Units        1,809            388           1,047                 452
Lee Hills              Tallahassee, FL                16 Units          445            355              --                 131
Morning Star           Tallahassee, FL                82 Units        2,217            718           1,187                 638
Pheasant Ridge         Bellevue, NE                  264 Units       10,400          2,576           6,237               6,763
Stonegate              Tallahassee, FL                83 Units        1,785            486           1,026                (124)
Valley Hi              Tallahassee, FL                54 Units        1,452             75           1,159                 436
White Pines            Tallahassee, FL                85 Units          764             10             593                 (49)
Woodsong               Smyrna, GA                    190 Units        9,200            (45)          8,196               7,128

LAND
Elm Fork               Denton County, TX            14.5 Acres        2,745           (105)          2,633               1,615
Elm Fork               Denton County, TX            14.2 Acres        1,526            (54)            701                 527
Elm Fork               Denton County, TX            16.7 Acres        1,617           (299)          1,554                 429
Katrina                Palm Desert, CA              80.0 Acres        6,778         (1,382)          2,500              (2,045)
Messick                Palm Desert, CA              71.0 Acres        6,015           (163)          1,300               2,058

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.     REAL ESTATE (Continued)

                                                                                 NET CASH
                                                    UNITS/         SALES         RECEIVED/         DEBT           GAIN/(LOSS)
       PROPERTY             LOCATION              ACRES/SQ.FT.     PRICE          (PAID)       DISCHARGED          ON SALE
---------------------  -------------------      --------------   ----------     ----------      ----------        ------------
FOURTH QUARTER
APARTMENTS
Daluce                 Tallahassee, FL               112 Units   $    3,634     $      779      $    2,491/(3)/   $        772

OFFICE BUILDING
Melrose Business Park  Oklahoma City, OK        124,200 Sq.Ft.        1,890            953             817               1,408

SHOPPING CENTER
Alta Mesa              Fort Worth, TX            59,933 Sq.Ft.        3,617          1,399           1,791                  --

LAND
Nashville              Nashville, TN                 1.0 Acres          140             (4)            125                  73
Varner Road            Riverside, CA               129.7 Acres        3,700            571              --               1,413


----------

(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2)     Exchanged with TCI, a related party, for the Plaza on Bachman
        Creek Shopping Center.
(3)     Debt assumed by purchaser.
(4) Represents dividends on and redemption of Innovo Preferred Stock. See NOTE 7. "NOTES PAYABLE."
(5) Sold to TCI, a related party, to satisfy debt. Gain deferred until sale to unrelated party.
(6) Sold to TCI, a related party, to satisfy debt. In September 2002, 36 acres sold to unrelated party. Remaining gain deferred until sale to unrelated party.

In 2001, ARI sold the following properties:

                                                                                 NET CASH
                                                    UNITS/         SALES         RECEIVED/         DEBT           GAIN/(LOSS)
       PROPERTY             LOCATION              ACRES/SQ.FT.     PRICE          (PAID)       DISCHARGED          ON SALE
---------------------  -------------------      --------------   ----------     ----------      ----------        ------------
FIRST QUARTER
APARTMENTS
Carriage Park          Tampa, FL                      46 Units   $    2,005     $      757      $    1,069        $        663
Rockborough            Denver, CO                    345 Units       16,675          3,654          12,215/(1)/         13,471

LAND
Frisco Bridges         Collin County, TX            27.8 Acres        4,500          4,130              --                  25
Katrina                Palm Desert, CA              20.0 Acres        2,831           (124)            596                 830/(2)/
Las Colinas            Las Colinas, TX               1.7 Acres          825            233             400                 539
Plano Parkway          Plano, TX                    11.3 Acres        1,445            312             950                  --
Scoggins               Tarrant County, TX          232.8 Acres        2,913            892           1,800                 181
Scout                  Tarrant County, TX          408.0 Acres        5,087          1,586           3,200               2,969
Tree Farm              Dallas County, TX            10.4 Acres        2,888            (87)          2,644                  75

SHOPPING CENTER
Regency Pointe         Jacksonville, FL          67,063 Sq.Ft.        7,350          5,126           1,500               2,232

SECOND QUARTER
APARTMENTS
Bent Tree              Addison, TX                   292 Units       12,050          2,480           8,867               7,081
Glenwood               Addison, TX                   168 Units        6,650          3,166           2,549                (581)
Kimberly Woods         Tucson, AZ                    279 Units        8,450          1,667           6,191/(1)/          6,053
Place One              Tulsa, OK                     407 Units       12,935          3,310           7,539               8,623
Shadowood              Addison, TX                   184 Units        7,125          1,980           4,320               4,644

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.     REAL ESTATE (Continued)

                                                                                 NET CASH
                                                    UNITS/         SALES         RECEIVED/         DEBT           GAIN/(LOSS)
       PROPERTY             LOCATION              ACRES/SQ.FT.     PRICE          (PAID)       DISCHARGED          ON SALE
---------------------  -------------------      --------------   ----------     ----------      ----------        ------------
SECOND QUARTER
LAND
Katrina                Palm Desert, CA              20.0 Acres   $    2,940     $       78      $       --        $        616
Mason/Goodrich         Houston, TX                  22.1 Acres        4,168            (34)          3,750               2,896
Plano Parkway          Plano, TX                    12.0 Acres          740            672              --                (991)
Yorktown               Harris County, TX           120.4 Acres        5,239           (160)          4,991              (1,497)

THIRD QUARTER
APARTMENTS
Ashford                Tampa, FL                      56 Units        2,145            593           1,182                (985)
Chalet I               Topeka, KS                    162 Units        5,650          1,288           4,108/(1)/          3,952
Chalet II              Topeka, KS                     72 Units        2,100            485           1,550/(1)/            434
Club Mar               Sarasota, FL                  248 Units        8,500          1,905           6,199/(1)/          2,328
Covered Bridge         Gainesville, FL               176 Units        7,900          2,463           4,339               6,042
Crossing at Church     Tampa, FL                      52 Units        1,880            750             948                 623

LAND
Chase Oaks             Plano, TX                    22.3 Acres        2,875            663           2,027                 871
Chase Oaks             Plano, TX                     4.9 Acres        1,973          1,832              --               1,416
Elm Fork               Denton County, TX            10.0 Acres        1,002            (30)            958                 283
Katrina                Palm Desert, CA               6.1 Acres        1,196          1,108              --                 570
Katrina                Palm Desert, CA               2.2 Acres          800            (24)            737                 514
Nashville              Nashville, TN                 2.0 Acres           26             (1)             24                 (82)
Nashville              Nashville, TN                 1.2 Acres            8             --               4                 (59)
Rasor                  Plano, TX                     6.6 Acres          350            267              --                  34



----------

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

In August 2002, ARI sold a 14.2 acre tract of its Elm Fork land parcel for $1.5 million, paying $54,000 after payment of closing costs and debt paydown and providing purchase money financing of $763,000. The loan bore interest at 10.0% per annum and matured in October 2002. All principal and interest were due at maturity. In October 2002, the note was collected in full, including accrued but unpaid interest.

In September 2002, ARI sold its Messick land parcel and an 80.0 acre tract of its Katrina land parcel for $12.8 million, paying $1.5 million after payment of closing costs and debt paydown and providing purchase money financing of $9.6 million. The loan bears interest at 8.0% per annum, matures in September 2004 and requires quarterly payments of accrued interest. All principal and accrued interest are due at maturity.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.     NOTES RECEIVABLE (Continued)

In October 2002, ARI sold its Varner Road land parcel for $3.7 million, receiving $571,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan bears interest at 9.0% per annum, matures in October 2004 and requires quarterly interest payments. All principal and accrued but unpaid interest are due at maturity.

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

Related Party. In June 2002, ARI converted $4.5 million of its receivable from BCM, a related party, to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bears interest at 10.0% per annum, matures in March 2004 and requires quarterly payments of principal and accrued interest. The first payment is due in December 2002.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.7% of the outstanding shares of ARI's Common Stock.
One Realco periodically borrows money to meet its cash obligations.  The

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.     NOTES RECEIVABLE (Continued)

line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.2 million. All principal and interest are due at maturity. Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in day- to-day operations or management of One Realco.

In December 2000, an unsecured loan with a principal balance of $1.8 million to Warwick of Summit, Inc. ("Warwick") matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In May 2002, $33,000 of principal and $267,000 of interest was collected. At September 2002, the loan, with a current principal balance of $1.7 million and $97,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. At September 2002, the loan, and $633,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

In March 2000, a loan with a principal balance of $2.5 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At September 2002, the loan, and $980,000 of accrued interest, remained unpaid. Tara Group, Inc., a corporation controlled by Richard D. Morgan, is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., the parent company of BCM. The loan, to provide funds for

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3.     NOTES RECEIVABLE (Continued)

acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

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

NOTE 5.     INVESTMENTS IN EQUITY INVESTEES

Real estate entities. ARI's investment in real estate entities at September 30, 2002, included equity securities of two publicly traded real estate companies, Income Opportunity Realty Investors, Inc. ("IORI") and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

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

ARI's investment in real estate entities, accounted for using the equity method, at September 30, 2002 was as follows:

                       PERCENTAGE               CARRYING                  EQUIVALENT
                        OF ARI'S                VALUE OF                   INVESTEE                MARKET VALUE
                      OWNERSHIP AT           INVESTMENT AT              BOOK VALUE AT            OF INVESTMENT AT
   INVESTEE        SEPTEMBER 30, 2002      SEPTEMBER 30, 2002         SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
---------------    ------------------      ------------------         ------------------        ------------------
IORI...........           28.49%               $   7,628                 $   10,873                 $    5,227
TCI............           49.81                   68,508                    107,340                     66,302
                                           ------------------                                   ------------------
                                                  76,136                                            $   71,529
                                           ==================                                   ==================

Other..........                                    6,860
                                           ------------------
                                               $  82,996
                                           ==================

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

Set forth below are summarized results of operations of equity investees for the nine months ended September 30, 2002:

    Revenues.............................................     $    93,156
    Equity in loss of partnerships.......................          (1,344)
    Property operating expenses..........................          73,747
    Depreciation.........................................          15,476
    Interest expense.....................................          30,921
    Loss from discontinued operations....................          (1,587)
                                                              -----------
    Loss before gains on sale of real estate.............         (29,919)

    Gain on sale of real estate..........................          32,884
                                                              -----------
    Net income...........................................     $     2,965
                                                              ===========

ARI's share of equity investees' loss before gains on the sale of real estate was $14.1 million for the nine months ended September 30, 2002, and its share of equity investees' gains on sale of real estate was $14.9 million for the nine months ended September 30, 2002.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.      INVESTMENTS IN EQUITY INVESTEES (Continued)

ARI's cash flow from IORI and TCI is dependent on the ability of each entity to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions.

Realty Advisors - Korea. In June 2002, ARI purchased BCM's investment in Realty Advisors - Korea for $6.0 million. The purchase price was based on the fair value of the interests, which was determined by management and approved by the respective boards of directors, based on expected management fees that will be collected. The business purpose of this transaction was to reduce the affiliate payable owed by BCM to ARI. ARI's receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI.

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

NOTE 6.      MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first nine months of 2002, ARI did not purchase or sell any such securities. At September 30, 2002, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $28,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 7.      NOTES PAYABLE

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                          NET CASH
                                                UNITS/          DEBT          DEBT        RECEIVED/      INTEREST       MATURITY
      PROPERTY              LOCATION         ACRES/SQ.FT.     INCURRED      DISCHARGED    (Paid)          RATE           DATE
--------------------   ------------------   --------------   ----------     ----------   ----------     ----------      --------
FIRST QUARTER
LAND
Walker                 Dallas County, TX        90.6 Acres   $    8,500     $    8,500   $   (1,411)        11.250%(1)     01/03

SHOPPING CENTER
Plaza on Bachman
 Creek                 Dallas, TX            80,278 Sq.Ft.        5,000             --        4,444          6.625 (1)     04/04

SECOND QUARTER
APARTMENTS
Lee Hills              Tallahassee, FL            16 Units        1,750 (2)        117          590          6.625 (1)     06/05
Valley Hi              Tallahassee, FL            54 Units           -- (2)        878           --             --            --
White Pines            Tallahassee, FL            85 Units           -- (2)         --           --             --            --

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.      NOTES PAYABLE (Continued)

                                                UNITS/          DEBT             DEBT       NET CASH     INTEREST       MATURITY
        PROPERTY             LOCATION        ACRES/SQ.FT.     INCURRED        DISCHARGED    RECEIVED      RATE            DATE
--------------------   ------------------   --------------   ----------       ----------   ----------   ----------      --------
SECOND QUARTER -
 Continued
OFFICE BUILDINGS
Four Hickory Centre    Farmers Branch, TX   221,000 Sq.Ft.   $   12,500 (3)   $       --   $    3,399       13.000%        05/03

FOURTH QUARTER
SHOPPING CENTER
University Square      Anchorage, AK         22,260 Sq.Ft.        1,250               --        1,229        8.500 (1)     10/17

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

                                                                DEBT           DEBT       NET CASH     INTEREST    MATURITY
      PROPERTY              LOCATION         UNITS/SQ.FT.     INCURRED      DISCHARGED    RECEIVED       RATE        DATE
--------------------   ------------------   --------------   ----------     ----------   ----------   ----------   --------
FIRST QUARTER
OFFICE BUILDING
Rosedale Towers        Minneapolis, MN       84,798 Sq.Ft.   $    5,109     $       --   $    5,109       12.000%     01/05 (4)
Two Hickory Centre     Farmers Branch, TX    96,127 Sq.Ft.        4,448             --        4,448       12.000      01/05 (5)

SECOND QUARTER
APARTMENTS
Bay Anchor             Panama City, FL            12 Units          255             --          203        5.000      05/03 (6)
Confederate Point      Jacksonville, FL          206 Units        1,929             --           --       12.000      04/05 (7)
Foxwood                Memphis, TN               220 Units        1,093             --           --       12.000      04/05 (8)
Governor Square        Tallahassee, FL           168 Units        4,480          3,196          611        7.120      05/07 (6)
Grand Lagoon           Panama City, FL            54 Units        2,083          1,209          655        5.000      05/03 (6)
Oak Hill               Tallahassee, FL            92 Units        2,550          1,875          478        5.000      05/03 (6)(10)
Park Avenue            Tallahassee, FL           121 Units        4,400          2,756        1,341        7.120      05/07 (6)
Seville                Tallahassee, FL            62 Units        1,955          1,263          473        5.000      05/03 (6)
Westwood               Mary Ester, FL            120 Units        3,382          2,327        1,023        7.570      05/12 (6)
Windsor Tower          Ocala, FL                  64 Units        1,989          1,128          702        5.000      05/03 (6)
Woodhollow             San Antonio, TX           546 Units        8,160          5,349        2,775        7.120      05/07 (6)
Woodsong               Smyrna, GA                190 Units        2,544             --           --       12.000      04/05 (9)

OFFICE BUILDING
One Hickory Centre     Farmers Branch, TX   102,615 Sq.Ft.        4,468             --           --       12.000      04/05 (11)

   ----------
   (1)    Variable interest rate.

   (2)    Single note with all properties as collateral.

   (3)    $10.1 million funded at September 30, 2002.

   (4) IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.      NOTES PAYABLE (Continued)

          market rate multiple of net operating income. Rosedale owns the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment.

   (5) TCI, a related party, purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.

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

   (7) TCI, a related party, purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and for ARI to receive a return on its equity investment.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.     NOTES PAYABLE (Continued)

(8) TCI, a related party, purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and for ARI to receive a return on its equity investment.

(9) TCI, a related party, purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Woodsong owns the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and for ARI to receive a return on its equity investment. TCI sold the Woodsong Apartments in July 2002.

(10)    Sold to unrelated buyer in June 2002.

(11) TCI, a related party, purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and for ARI to receive a return on its equity investment.

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                   DEBT
                                               ACRES/ROOMS/        DEBT         DISCHARGED/   NET CASH   INTEREST      MATURITY
    PROPERTY               LOCATION                SQ.FT.        INCURRED         (PAID)     RECEIVED     RATE          DATE
------------------    ---------------------   ---------------   ----------      -----------  ----------  --------      --------
FIRST QUARTER
LAND
Mason/Goodrich        Houston, TX                 235.0 Acres   $    6,750      $        --  $    6,302     14.00%      01/02
Pioneer Crossing      Austin, TX                  350.1 Acres        7,000               --       6,855     16.90       03/05
Pioneer Crossing      Austin, TX                   14.5 Acres        2,500               --       2,350     14.50       01/02

SECOND QUARTER
LAND
Hollywood Casino      Farmers Branch, TX           51.7 Acres        2,500/(1)/          --       1,916      9.00       04/03
Valwood               Dallas County, TX            19.4 Acres           --/(1)/          --          --        --         --
Katrina               Palm Desert, CA             300.5 Acres       22,000           15,584       4,417     12.50/(2)/  10/01
Jeffries Ranch        Oceanside, CA                82.4 Acres        5,250/(3)/         750       3,944     14.50       06/02
Willow Springs        Riverside, CA             1,485.7 Acres           --/(3)/          --          --        --         --

HOTEL
Williamsburg
 Hospitality House    Williamsburg, VA/(4)/         296 Rooms       10,309               --       9,851     36.00       01/02

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7.     NOTES PAYABLE (Continued)

                                                                                              NET CASH
                                                ACRES/ROOMS        DEBT             DEBT      RECEIVED/  INTEREST      MATURITY
   PROPERTY                  LOCATION              SQ.FT.        INCURRED       DISCHARGED     (PAID)     RATE          DATE
------------------    ---------------------   ---------------   ----------      -----------  ----------  --------      --------
SECOND QUARTER -
Continued
Shopping Center
Cullman               Cullman, AL               92,486 Sq.Ft.   $       --/(3)/ $       129  $       --        --         --

THIRD QUARTER
APARTMENTS
Sun Hollow            El Paso, TX                   216 Units           --/(5)/          --          --        --         --
Waters Edge III       Gulfport, MS                  238 Units           --/(5)/          --          --        --         --
Woodlake              Carrollton, TX                256 Units           --/(5)/          --          --        --         --

OFFICE BUILDING
Centura Tower         Farmers Branch, TX       410,910 Sq.Ft.       28,739           28,384        (526)    10.50%      07/02
Rosedale Towers       Minneapolis, MN           84,798 Sq.Ft.        7,500/(5)/          --       7,500      5.00       07/02

LAND
Chase Oaks            Plano, TX                     6.9 Acres        1,633            1,000         425     13.00       03/03
Marine Creek          Fort Worth, TX               54.2 Acres        1,500              750         701      9.00       01/03
Mercer Crossing       Carrollton, TX               31.3 Acres        2,937            1,986          16     13.00       03/03
Vista Ridge           Lewisville, TX               90.3 Acres        9,085            9,119        (101)    13.00       03/03
Vista Ridge           Lewisville, TX               23.0 Acres        1,345            1,000         228     13.00       03/03



----------

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

NOTE 8.     MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 5.25% to 24.0%. Margin borrowing totaled $11.0 million at September 30, 2002.

In April 2000, ARI obtained a security loan in the amount of $5.0 million from a financial institution. ARI received net cash of $4.6 million after paying various closing costs. The loan bore interest at 1% over the prime rate, currently 5.25% per annum, required monthly payments of interest and matured in September 2002. In September 2002, the interest rate was increased to 7.00% per annum, and the maturity date was extended to February 2003. The loan is secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor.

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

In September 2001, ARI obtained a security loan in the amount of $20.0 million from a financial institution. ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bore interest at 24% per annum, while the remaining $500,000 bore interest at 20% per annum. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million of the principal was repaid. The loan is secured by 2,602,608 shares of TCI common stock held by ARI and 920,507 shares of TCI common stock held by BCM, ARI's advisor.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. ARI received net cash of $1.0 million after payment of various closing costs. The loan bears interest at 1% over the prime rate, currently 5.25% per annum, requires monthly payments of interest only and matures in October 2003. The loan is callable upon 60 days prior notice, and is secured by 200,000 shares of ARI Common Stock held by BCM, ARI's advisor.

NOTE 9.     INCOME TAXES

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income or provision for income taxes in the nine months ended September 30, 2002 or 2001.

NOTE 10.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gains on sale of real estate by investees, loss on sale of investments in equity investees and other income which totaled $2.0 million and $858,000 for the three and nine months ended September 30, 2002 and $3.4 million and

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.    OPERATING SEGMENTS (Continued)

$9.2 million for 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees, provision for loss and discontinued operations, which totaled $6.2 million and $20.8 million for the three and nine months ended September 30, 2002 and $9.4 million and $31.2 million for 2001. Excluded from operating segment assets are assets of $125.8 million in 2002 and $119.9 million in 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia, which is located in Bulgaria.

Presented below are ARI's reportable segments operating income for the three and nine months ended September 30, 2002 and 2001, and segment assets at September 30, 2002 and 2001.

                                                                  INTER-
    THREE MONTHS ENDED      COMMERCIAL                  U.S.     NATIONAL                PIZZA     RECEIVABLES/
    SEPTEMBER 30, 2002      PROPERTIES   APARTMENTS    HOTELS     HOTELS      LAND      PARLORS       OTHER         TOTAL
--------------------------  ----------   ----------   --------   --------   --------   ---------   ------------   ---------
Operating revenue.........  $    7,300   $    9,071   $  8,926   $  1,250   $     15   $   9,274   $        (19)  $  35,817
Interest income...........          --           --         --         --        --           --            509         509
Operating expenses........       4,030        6,124      6,315        675      1,358       7,645             18      26,165
                            ----------   ----------   --------   --------   --------   ---------   ------------   ---------
Operating income (loss)..   $    3,270   $    2,947   $  2,611   $    575   $ (1,343)  $   1,629   $        472   $  10,161
                            ==========   ==========   ========   ========   ========   =========   ============   =========

Depreciation..............  $    1,323   $      786   $    776   $    221   $     --   $     295   $          2   $   3,403
Interest..................       2,202        2,330      1,088        338      4,617         212          2,870      13,657
Capital expenditures......       5,194          211        387         --        759         810             --       7,361
Assets....................     139,870       92,294     66,488     23,596    181,791      21,877         43,379     569,295




      PROPERTY SALES:                    APARTMENTS                           LAND                                  TOTAL
                                         ----------                         --------                              ---------
      Sales price................        $   28,072                         $ 18,681                              $  46,753
      Cost of sale...............            12,697                           16,063                                 28,760
                                         ----------                         --------                              ---------
      Gain on sale...............        $   15,375                         $  2,618/(1)/                         $  17,993
                                         ==========                         ========                              =========

----------
      (1) Includes $34,000 gain recognized in September 2002 upon the sale of land by TCI to an unrelated party. The gain was deferred in June 2002 when the land was sold to TCI by ARI.

                                                                     INTER-
     NINE MONTHS ENDED         COMMERCIAL                  U.S.     NATIONAL                  PIZZA    RECEIVABLES/
     SEPTEMBER 30, 2002        PROPERTIES   APARTMENTS    HOTELS     HOTELS       LAND       PARLORS       OTHER        TOTAL
---------------------------    ----------   ----------   --------   ---------   ---------   ---------  ------------   ---------
Operating revenue..........    $   23,310   $   25,797   $ 24,628   $   3,718   $      76   $  27,550  $        424   $ 105,503
Interest income............            --           --         --          --          --          --         1,906       1,906
Operating expenses.........        13,644       16,313     17,734       1,998       5,438      22,392           141      77,660
                               ----------   ----------   --------   ---------   ---------   ---------  ------------   ---------
Operating income (loss)...     $    9,666   $    9,484   $  6,894   $   1,720   $  (5,362)  $   5,158  $      2,189   $  29,749
                               ==========   ==========   ========   =========   =========   =========  ============   =========

Depreciation...............    $    3,674   $    2,279   $  1,939   $   1,128   $      --   $     835  $          6   $   9,861
Interest...................         8,268        8,093      3,211         368      16,013         631         9,167      45,751
Capital expenditures.......        12,227          759        745          --       2,064       2,034            --      17,829
Assets.....................       139,870       92,294     66,488      23,596     181,791      21,877        43,379     569,295

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10.    OPERATING SEGMENTS (Continued)

                                 COMMERCIAL
PROPERTY SALES:                  PROPERTIES    APARTMENTS                             LAND                                TOTAL
                                 ----------    ----------                           --------                            ---------
Sales price................       $  52,302    $  50,769                            $ 39,382                            $ 142,453
Cost of sale...............          52,302       27,629                              33,401                              113,332
                                  ---------    ---------                            --------                            ---------
Gain on sale...............       $      --    $  23,140                            $  5,981/(1)/                       $  29,121
                                  =========    =========                            ========                            =========

(1) Includes $830,000 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                                                                         INTER-
      THREE MONTHS ENDED         COMMERCIAL                    U.S.      NATIONAL               PIZZA    RECEIVABLES/
      SEPTEMBER 30, 2001         PROPERTIES    APARTMENTS     HOTELS      HOTELS      LAND     PARLORS     OTHER          TOTAL
------------------------------   ----------    ----------    --------    --------   --------   -------   ------------    --------
Operating revenue.............   $    7,783    $   8,552     $  8,750    $  1,283    $    40   $ 8,723   $        193    $ 35,324
Interest income...............           --           --           --          --         --        --            837         837
Operating expenses............        3,991        6,290        4,283       1,396      2,206     7,164              8      25,338
                                 ----------    ---------     --------    --------   --------   -------   ------------    --------
Operating income (loss)......    $    3,792    $   2,262     $  4,467    $   (113)  $ (2,166)  $ 1,559   $      1,022    $ 10,823
                                 ==========    =========     ========    ========   ========   =======   ============    ========

Depreciation..................   $    1,229    $     731     $    629    $    554      $  --   $   345   $         19    $  3,507
Interest......................        2,667        1,699        1,102         325      7,940       932          1,462      16,127
Capital expenditures..........        5,700           --          116          --      1,006       303             --       7,125
Assets........................      166,811      115,326       68,024      25,952    228,476    21,626         34,284     660,499

PROPERTY SALES:                                APARTMENTS                             LAND                                TOTAL
                                               ----------                           --------                             --------
Sales price...................                 $  28,175                            $  8,229                             $ 36,404
Cost of sale..................                    15,841                               4,682                               20,523
                                               ---------                            --------                             --------
Gain on sale..................                 $  12,334                            $  3,547                             $ 15,881
                                               =========                            ========                             ========

                                                                         INTER-
      NINE MONTHS ENDED          COMMERCIAL                    U.S.      NATIONAL               PIZZA    RECEIVABLES/
      SEPTEMBER 30, 2001         PROPERTIES    APARTMENTS     HOTELS      HOTELS      LAND     PARLORS     OTHER          TOTAL
------------------------------   ----------    ----------    --------    --------   --------   -------   ------------    --------
Operating revenue.............   $   22,414    $  25,612     $ 24,688    $  3,009   $    145   $25,282   $        485    $101,635
Interest income...............           --           --           --          --         --        --          1,997       1,997
Operating expenses............       12,450       16,830       18,781       2,821      6,750    20,715             86      78,433
                                 ----------    ---------     --------    --------   --------   -------   ------------    --------
Operating income (loss)......    $    9,964    $   8,782     $  5,907    $    188   $ (6,605)  $ 4,567   $      2,396    $ 25,199
                                 ==========    =========     ========    ========   ========   =======   ============    ========

Depreciation..................   $    3,652    $   2,209     $  1,938    $  1,204   $     --   $   931   $         24    $  9,958
Interest......................        8,072        6,313        3,375         519     21,308       741          3,801      44,129
Capital expenditures..........       10,511           20          436       1,000      1,322     1,066            361      14,716
Assets........................      166,811      115,326       68,024      25,952    228,476    21,626         34,284     660,499

                                 COMMERCIAL
PROPERTY SALES:                  PROPERTIES    APARTMENTS                             LAND                               TOTAL
                                 ----------    ----------                           ---------                          ----------
Sales price...........           $    7,350    $   94,065                           $  41,806                          $  143,221
Cost of sale..........                5,058        41,757                              33,546                              80,361
                                 ----------    ----------                           ---------                          ----------
Gain on sale..........           $    2,292    $   52,308                           $   8,260                          $   62,860
                                 ==========    ==========                           =========                          ==========

NOTE 11.    DISCONTINUED OPERATIONS

Effective January 1, 2002, ARI adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11.    DISCONTINUED OPERATIONS (Continued)

sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

For the three and nine months ended September 30, 2002 and 2001, income from discontinued operations relates to 15 properties and leasehold interest in oil and gas properties that ARI sold during the first nine months of 2002 and 18 properties that ARI sold during 2001. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                      FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                   --------------------------      ------------------------
                                                                      2002            2001           2002           2001
                                                                   ----------       ---------      ---------      ---------
Revenue
  Rental.....................................................      $      576       $   6,208      $   7,566      $  22,492
  Property operations........................................             765           4,164          4,552         13,714
                                                                   ----------       ---------      ---------      ---------
                                                                         (189)          2,044          3,014          8,778
Expenses
  Interest...................................................             188           2,934          5,050         12,113
  Depreciation...............................................              59             983          1,688          3,211
                                                                   ----------       ---------      ---------      ---------
                                                                          247           3,917          6,738         15,324
                                                                   ----------       ---------      ---------      ---------

Net loss from discontinued operations........................            (436)         (1,873)        (3,724)        (6,546)

  Gain on sale of real estate................................          15,375          12,334         23,140         54,600
  Equity in gain on sale of real estate from
     equity investees........................................           6,616           6,589         14,896         17,969
                                                                   ----------       ---------      ---------      ---------
Net income from discontinued operations......................      $   21,555       $  17,050      $  34,312      $  66,023
                                                                   ==========       =========      =========      =========

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

Litigation. In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse. However,

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 12.    COMMITMENTS AND CONTINGENCIES (Continued)

the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million. The judgment is being appealed, and, in the opinion of ARI's management and legal counsel, there is a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI has not recognized any expense nor established any reserve for this judgment.

In addition to the Matisse litigation and the Olive litigation as discussed in
ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management, the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

NOTE 13.    GOODWILL AND OTHER INTANGIBLES - ADOPTION OF SFAS 142

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that ARI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that ARI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

the first step of the goodwill impairment test during the quarter ended June 30, 2002. Based on the results of this step, ARI believes that the fair value of its reporting unit that carries goodwill exceeds its carrying amount. Since the first step of the goodwill impairment test indicates that goodwill is not impaired, the second step of the goodwill impairment test is not necessary.

Transitional Disclosures. Net income (loss) applicable to Common shares and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three and nine months ended September 30, 2002 and 2001 are as follows:




                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                        ------------------   -----------------------
                                                                          2002       2001       2002         2001
                                                                        -------    -------   ---------      --------
Net income (loss) applicable to Common shares....................       $ 6,297    $   446   $ (18,478)     $ 10,121
Add back:
   Amortization of costs in excess of net assets acquired.........           --         89          --           259
                                                                        -------    -------   ---------      --------
Adjusted net income (loss) applicable to Common shares...........       $ 6,297    $   535   $ (18,478)     $ 10,380
                                                                        =======    =======   =========      ========
Earnings per share:
   Net income (loss) applicable to Common shares.................       $   .55    $   .04   $   (1.62)     $   1.00
   Amortization of costs in excess of net assets acquired                    --        .01          --           .02
                                                                        -------    -------   ---------      --------
   Adjusted net income (loss) applicable to Common shares........       $   .55    $   .05   $   (1.62)     $   1.02
                                                                        =======    =======   =========      ========




Acquisitions. ARI made no acquisitions resulting in goodwill during the three and nine months ended September 30, 2002 and 2001.

Intangible Assets not Subject to Amortization. The carrying value of ARI's costs in excess of net assets acquired is as follows:

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2002             2001
                                                                        -------------     ------------
Costs in excess of net assets acquired, net of accumulated
 amortization of $1,763 in 2002 and 2001........................        $      11,858     $     11,858
                                                                        =============     ============

NOTE 14.    DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of 2002, ARI entered into an interest rate swap agreement with a bank. This agreement contains a notional amount of $13.1 million and requires ARI to pay the bank a fixed rate of 4.3%, and requires the bank to pay to ARI based on the 30 day LIBOR rate. This agreement was entered into in order to effectively fix the rate on ARI's debt associated with the Lakeshore Villas property. The swap agreement expires on December 25, 2004.

ARI has not designated the interest rate swap agreement as a hedge, as defined within Statement of Financial Accounting Standards No. 133,

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14.    DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

"Accounting for Derivative Instruments and Hedging Activities," and, as such, changes in the fair value of the swap agreement are recognized in earnings during the period of change and reflected in the statement of operations as interest expense.

The fair value of the swap agreement at September 30, 2002 represents a liability to ARI of $614,000 and is included within other liabilities in the accompanying balance sheet. Amounts paid or received under the swap agreement are settled monthly and are reflected as a reduction in the liability when paid. Interest expense for the nine months ended September 30, 2002, was increased by $813,000 representing both amounts paid to the bank under the agreement and increases in the fair value of the related liability.

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

On November 7, 2002, ARI announced that it intends to commence, through subsidiaries, a tender offer for shares of common stock of TCI and IORI. The price per share to be paid will be $17.50 for TCI shares and $19.00 for IORI shares. ARI has developed a financing plan, consisting primarily of new debt and refinancing of existing debt. The tender offers are being made to cure a default under the settlement resulting from ARI's failure to timely complete the SEC review process of the registration statement for the proposed mergers with TCI and IORI. ARI will defer further action on the mergers, pending completion of the tender offers.

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

Liquidity and Capital Resources

General. Cash and cash equivalents at September 30, 2002, totaled $3.3 million, compared with $709,000 at December 31, 2001. Although ARI anticipates that during the remainder of 2002 it will generate cash from operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore again rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, borrowings against its investments in various real estate entities, refinancing of properties, and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

At December 31, 2001, notes payable totaling $267.5 million had either scheduled maturities or required principal reduction payments during 2002. During the first nine months of 2002, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $180.2 million of the debt scheduled to mature in 2002.

Net cash used in operating activities decreased to $32.2 million in the nine months ended September 30, 2002, from $39.2 million in the nine months ended September 30, 2001. Fluctuations in the components of cash flow from operations are discussed in the following paragraphs.

Net cash from property operations (rents collected less payments for expenses applicable to rental income) increased to $26.9 million in the nine months ended September 30, 2002 from $19.1 million in 2001. The increase was primarily attributable to a decline in the payments for operating expenses in 2002 from an elevated level in 2001, when there was a significant paydown of accounts payable. ARI expects a decrease in cash flow from property operations during the remainder of 2002. Such decrease is expected to result from the continued selective sale of income producing properties.

Net cash from pizza operations (sales less cost of sales) increased to $4.9 million in the nine months ended September 30, 2002, from $4.3 million in 2001. The increase was primarily attributable to the opening of three new stores during 2001.

No net cash was used in oil and gas operations (sales collected less payments for lease operating expenses) in the nine months ended September 30, 2002, compared to a use of $175,000 in 2001. See NOTE 4. "OIL AND GAS OPERATIONS."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Interest collected increased to $979,000 in the nine months ended September 30, 2002, from $397,000 in 2001. The increase was primarily attributable to the collection of $542,000 in past due interest.

Interest paid decreased to $42.6 million in the nine months ended September 30, 2002, from $45.7 million in 2001. The decrease was primarily attributable to reduced mortgage balances as a result of property sales.

Advisory fees paid of $4.8 million in the nine months ended September 30, 2002, approximated the $5.0 million in 2001.

No incentive fees were paid in the nine months ended September 30, 2002, compared to $1.6 million in 2001.

General and administrative expenses paid increased to $9.8 million in the nine months ended September 30, 2002 from $9.1 million in 2001. The increase is primarily attributable to an increase in legal fees.

ARI's cash flow from its investments in IORI and TCI is dependent on the ability of each of the entities to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions. Accordingly, ARI received no current distributions in the first nine months of 2002 and 2001. However, in May 2001, ARI received $53,000 in accumulated dividends on shares of Continental Mortgage and Equity Trust that should have been exchanged for TCI Common Stock in 1999.

Other cash used in operating activities was $5.7 million in the nine months ended September 30, 2002, compared to other cash from operations of $1.2 million in 2001. The change was primarily attributable to a $2.7 million increase in escrow deposits in 2002 compared to a $3.5 million decrease in 2001.

In the first nine months of 2002, ARI received a total of $5.5 million on the collection of three mortgage notes receivable and partial paydown of three mortgage notes receivable.

In 2002, ARI purchased the following property:

                                             UNITS/         PURCHASE     NET CASH      DEBT           INTEREST    MATURITY
    PROPERTY             LOCATION         SQ.FT./ACRES       PRICE         PAID      INCURRED           RATE        DATE
-------------------  -----------------    -------------    ----------    --------    --------         --------    --------
FIRST QUARTER
 SHOPPING CENTER
Plaza on Bachman
 Creek/(1)/          Dallas, TX           80,278 Sq.Ft.    $    3,103    $     --    $     --               --         --

SECOND QUARTER
 APARTMENTS
Pinecrest/(2)/       North Augusta, SC       120 Units          2,979          --       1,423/(3)/        8.75%      03/03
Tiberon Trails/(2)/  Merrillville, IN        376 Units         12,336          --       6,417/(3)/        9.00       07/06

SHOPPING CENTER
Alta Mesa/(2)/       Ft. Worth, TX        59,933 Sq.Ft.         3,797          --       1,804/(3)/       10.43       10/04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                             UNITS/         PURCHASE     NET CASH      DEBT           INTEREST    MATURITY
    PROPERTY             LOCATION         SQ.FT./ACRES       PRICE         PAID      INCURRED           RATE        DATE
-------------------  -----------------    -------------    ----------    --------    --------         --------    --------
SECOND QUARTER -
Continued
LAND
Pioneer Crossing     Austin, TX              79.4 Acres    $    1,165    $  1,213    $     --               --          --
Willow Springs       Beaumont, CA            20.7 Acres           140         146          --               --          --

----------

(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2) Property received from BCM, a related party, for forgiveness of debt. The purchase price was determined using a market rate multiple of net operating income.
(3)  Assumed debt of seller.

In 2002, ARI sold the following properties:

                                               UNITS/         SALES         NET CASH               DEBT           GAIN/(LOSS)
     PROPERTY            LOCATION           ACRES/SQ.FT.      PRICE      RECEIVED/(PAID)        DISCHARGED           ON SALE
-------------------- ------------------   --------------   ----------    ---------------        ----------        ------------
FIRST QUARTER
APARTMENTS
Mallard Lake/(1)/    Greensboro, NC            336 Units   $   14,400    $            --        $    7,362        $         --
Villas               Plano, TX                 208 Units        8,525              3,701             4,023               5,615

LAND
Katrina              Palm Desert, CA           2.1 Acres        1,323                (40)            1,237                 978
Lakeshore
 Villas/(2)/         Harris County, TX        16.9 Acres        1,499                215                --                  --
Rasor/(2)/           Plano, TX                24.5 Acres        1,211                174                --                  --
Thompson II          Dallas County, TX          .2 Acres           21                 20                --                 (11)
Vista Ridge          Lewisville, TX           10.0 Acres        1,525                130             1,220                 401

SHOPPING CENTER
Oaktree Village/(2)/ Lubbock, TX           45,623 Sq.Ft.        2,302                131             1,389/(3)/            --

SECOND QUARTER
APARTMENTS
Oak Hill             Tallahassee, FL            92 Units        3,200                156/(4)/        2,550                 527
Regency              Tampa, FL                  78 Units        3,200                851             1,710              (1,458)
Stonebridge          Florissant, MO            100 Units        4,340              1,142             2,893               3,081

OFFICE BUILDING
Centura              Dallas, TX           410,901 Sq.Ft.       50,000                 --            43,739/(3)/             --/(5)/

LAND
Hollywood Casino     Farmers Branch, TX       42.8 Acres       16,987                 --             6,222/(3)/             --/(5)/
Marine Creek         Ft. Worth, TX            54.2 Acres        3,700                 --             1,500/(3)/             --/(5)/
Mason Goodrich       Houston, TX               7.9 Acres          672                 46               554                 268
Mason Goodrich       Houston, TX              10.3 Acres        1,444                 93             1,225                 895
Mason Goodrich       Houston, TX              18.0 Acres        2,790                 --             2,690/(3)/             --/(5)/
Monterrey            Riverside, CA            61.0 Acres        4,625                 --                --                  34/(6)/
Nashville            Nashville, TN            16.6 Acres        1,890                 --               955/(3)/             --/(5)/

THIRD QUARTER
APARTMENTS
Conradi House        Tallahassee, FL            98 Units        1,809                388             1,047                 452
Lee Hills            Tallahassee, FL            16 Units          445                355                --                 131
Morning Star         Tallahassee, FL            82 Units        2,217                718             1,187                 638
Pheasant Ridge       Bellevue, NE              264 Units       10,400              2,576             6,237               6,763
Stonegate            Tallahassee, FL            83 Units        1,785                486             1,026                (124)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                               UNITS/         SALES         NET CASH               DEBT           GAIN/(LOSS)
     PROPERTY            LOCATION           ACRES/SQ.FT.      PRICE      RECEIVED/(PAID)       DISCHARGED           ON SALE
-------------------  ------------------   --------------   ----------    ---------------        ----------        ------------
THIRD QUARTER  -
Continued
APARTMENTS -
Continued
Valley Hi              Tallahassee, FL          54 Units   $    1,452    $            75        $    1,159        $        436
White Pines            Tallahassee, FL          85 Units          764                 10               593                 (49)
Woodsong               Smyrna, GA              190 Units        9,200                (45)            8,196               7,128

LAND
Elm Fork               Denton County, TX      14.5 Acres        2,745               (105)            2,633               1,615
Elm Fork               Denton County, TX      14.2 Acres        1,526                (54)              701                 527
Elm Fork               Denton County, TX      16.7 Acres        1,617               (299)            1,554                 429
Katrina                Palm Desert, CA        80.0 Acres        6,778             (1,382)            2,500              (2,045)
Messick                Palm Desert, CA        71.0 Acres        6,015               (163)            1,300               2,058

FOURTH QUARTER
APARTMENTS
Daluce                 Tallahassee, FL         112 Units        3,634                779             2,491/(3)/            772

OFFICE BUILDING
Melrose Business Park  Oklahoma City, OK  124,200 Sq.Ft.        1,890                953               817               1,408

SHOPPING CENTER
Alta Mesa              Fort Worth, TX      59,933 Sq.Ft.        3,617              1,399             1,791                  --

LAND
Nashville              Nashville, TN           1.0 Acres          140                 (4)              125                  73
Varner Road            Riverside, CA         129.7 Acres        3,700                571                --               1,413




----------
(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.

(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.

(3)  Debt assumed by purchaser.

(4)  Represents dividends on and redemption of Innovo Preferred Stock. See NOTE
     7. "NOTES PAYABLE."

(5)  Sold to TCI, a related party. Gain deferred until sale to unrelated party.

(6) Sold to TCI, a related party. In September 2002, 36 acres sold to unrelated party. Remaining gain deferred until sale to unrelated party.

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                               UNITS/         DEBT         DEBT            NET CASH        INTEREST        MATURITY
     PROPERTY              LOCATION         ACRES/SQ.FT.    INCURRED     DISCHARGED     RECEIVED/(PAID)     RATE            DATE
----------------     -----------------    --------------   ----------    ----------     ----------------   --------        ---------
FIRST QUARTER
LAND
Walker               Dallas County, TX        90.6 Acres   $    8,500    $    8,500     $         (1,411)   11.250%/(1)/      01/03

SHOPPING CENTER
Plaza on Bachman
 Creek               Dallas, TX             80,278 Sq.Ft.       5,000            --                4,444      6.625/(1)/       04/04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                               UNITS/        DEBT             DEBT        NET CASH       INTEREST         MATURITY
     PROPERTY              LOCATION         ACRES/SQ.FT.   INCURRED        DISCHARGED  RECEIVED/(PAID)    RATE             DATE
----------------     -----------------    --------------  ----------       ----------  ----------------  --------        -----------
SECOND QUARTER
APARTMENTS
Lee Hills             Tallahassee, FL           16 Units  $    1,750/(2)/  $      117  $            590     6.625%/(1)/        06/05
Valley Hi             Tallahassee, FL           54 Units          --/(2)/         878                --        --                 --
White Pines           Tallahassee, FL           85 Units          --/(2)/          --                --        --                 --

OFFICE BUILDINGS
Four Hickory Centre   Farmers Branch, TX  221,000 Sq.Ft.      12,500/(3)/          --             3,399    13.000              05/03

FOURTH QUARTER
SHOPPING CENTER
University Square     Anchorage, AK        22,260 Sq.Ft.       1,250               --             1,229     8.500/(1)/         10/17




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

                                                           DEBT       DEBT      NET CASH   INTEREST   MATURITY
    PROPERTY             LOCATION         UNITS/SQ.FT.   INCURRED  DISCHARGED   RECEIVED     RATE       DATE
------------------  ------------------  --------------  ---------  ----------  ---------  ---------   --------
FIRST QUARTER
OFFICE BUILDING
Rosedale Towers     Minneapolis, MN      84,798 Sq.Ft.  $   5,109  $       --  $   5,109     12.000%     01/05/(4)/
Two Hickory Centre  Farmers Branch, TX   96,127 Sq.Ft.      4,448          --      4,448     12.000      01/05/(5)/

SECOND QUARTER
APARTMENTS
Bay Anchor          Panama City, FL           12 Units        255          --        203      5.000      05/03/(6)/

Confederate Point   Jacksonville, FL         206 Units      1,929          --         --     12.000      04/05/(7)/
Foxwood             Memphis, TN              220 Units      1,093          --         --     12.000      04/05/(8)/
Governor Square     Tallahassee, FL          168 Units      4,480       3,196        611      7.120      05/07/(6)/
Grand Lagoon        Panama City, FL           54 Units      2,083       1,209        655      5.000      05/03/(6)/
Oak Hill            Tallahassee, FL           92 Units      2,550       1,875        478      5.000      05/03/(6)(10)/
Park Avenue         Tallahassee, FL          121 Units      4,400       2,756      1,341      7.120      05/07/(6)/
Seville             Tallahassee, FL           62 Units      1,955       1,263        473      5.000      05/03/(6)/
Westwood            Mary Ester, FL           120 Units      3,382       2,327      1,023      7.570      05/12/(6)/
Windsor Tower       Ocala, FL                 64 Units      1,989       1,128        702      5.000      05/03/(6)/
Woodhollow          San Antonio, TX          546 Units      8,160       5,349      2,775      7.120      05/07/(6)/
Woodsong            Smyrna, GA               190 Units      2,544          --         --     12.000      04/05/(9)/

OFFICE BUILDING
One Hickory Centre  Farmers Branch, TX  102,615 Sq.Ft.      4,468          --         --     12.000      04/05/(11)/




----------
(1)  Variable interest rate.

(2)  Single note with all properties as collateral.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

(3)     $10.1 million funded at September 30, 2002.

(4) IORI, a related party, purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Rosedale owns the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment.

(5) TCI, a related party, purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.

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

(7) TCI, a related party, purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. The purchase

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

        price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and for ARI to receive a return for its equity investment.

(8) TCI, a related party, purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and for ARI to receive a return for its equity investment.

(9) TCI, a related party, purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Woodsong owns the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and for ARI to receive a return for its equity investment. TCI sold the Woodsong Apartments in July 2002.

(10)    Sold to unrelated buyer in June 2002.

(11) TCI, a related party, purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and for ARI to receive a return for its equity investment.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 5.25% to 24.0%. Margin borrowing totaled $11.0 million at September 30, 2002.

Management expects that it will be necessary for ARI to sell $113.4 million, $2.8 million and $7.0 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it is not able to extend such debt, ARI would either sell other of its assets to pay such debt or transfer the property to the lender.

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

In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse. However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million. The judgment is being appealed, and, in the opinion of ARI's management and legal counsel, there is a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI has not recognized any expense nor established any reserve for this judgment.

Results of Operations

For the nine months ended September 30, 2002, ARI reported a net loss of $16.7 million, compared to net income of $12.0 million for the nine months ended September 30, 2001. The primary factors contributing to ARI's net loss are discussed in the following paragraphs.

Rents of $26.5 million in the three months ended September 30, 2002 approximated the $26.6 million in 2001, and increased to $78.0 million in the nine months ended September 30, 2002 from $76.4 million in 2001. Rents from commercial properties increased to $23.3 million for the nine months ended September 30, 2002, from $22.4 million in 2001, rent from hotels increased to $28.3 million in the nine months ended September 30, 2002, from $27.7 million in 2001 and rent from apartments of $25.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

million in the nine months ended September 30, 2002 approximated the $25.6 million in 2001. The increase in commercial property rents was primarily attributable to increased occupancy, and the increase in hotel property rents was primarily attributable to increases in occupancy and average rate at Hotel Sofia in 2002. Rental income is expected to decrease in the remainder of 2002 as a result of continued property sales.

Property operations expense of $18.5 million in the three months ended September 30, 2002 approximated the $18.2 million in 2001, and decreased to $55.3 million in the nine months ended September 30, 2002 from $57.7 million in 2001. Property operations expense for commercial properties increased to $13.6 million in the nine months ended September 30, 2002, from $12.5 million in 2001. For hotels, property operations expense decreased to $19.7 million in the nine months ended September 30, 2002, from $21.6 million in 2001. For land, property operations expense decreased to $5.4 million in the nine months ended September 30, 2002 from $6.7 million in 2001. For apartments, property operations expense of $16.3 million in the nine months ended September 30, 2002, approximated the $16.8 million in 2001. The increase in commercial property operations expense was primarily attributable to the acquisition of Plaza on Bachman Creek in 2002. The decrease in hotel property operations expense was primarily attributable to the over-estimation of expenses at Hotel Sofia in 2001. The decrease in land property operations expense was primarily attributable to reduced professional services fees in 2002. Property operations expense is expected to decrease in the remainder of 2002 as a result of continued property sales.

Pizza parlor sales and cost of sales increased to $9.3 million and $7.6 million, respectively, in the three months ended September 30, 2002 and $27.5 million and $22.4 million for the nine months ended September 30, 2002 from $8.7 million and $7.2 million, respectively, for the three months ended September 30, 2001 and $25.3 million and $20.7 million for the nine months ended September 30, 2001. The increase was primarily attributable to the opening of three new stores in 2001, plus an increase in same-store sales.

Interest income from notes receivable of $509,000 and $1.9 million in the three and nine months ended September 30, 2002 approximated the $837,000 and $2.0 million in 2001.

Other income increased to $190,000 and $516,000 in the three and nine months ended September 30, 2002 from $(19,000) and $58,000 in the three and nine months ended September 30, 2001. The increase was primarily attributable to service fee income and dividends on and redemption of Innovo Preferred Stock. See NOTE 2. "REAL ESTATE" and NOTE 7. "NOTES PAYABLE."

Interest expense decreased to $13.7 million in the three months ended September 30, 2002 from $16.1 million in 2001, and increased to $45.8 million in the nine months ended September 30, 2002 from $44.1 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

in 2001. The three month decrease was primarily attributable to lower amortization of deferred borrowing costs. The balance of deferred borrowing costs has been reduced as a result of property sales and debt paydowns. The nine month increase was primarily attributable to higher balances payable on stock loans, at higher interest rates. Also in the nine months ended September 30, 2002, ARI recognized $813,000 loss on an interest rate swap contract. See NOTE
14. "DERIVATIVE FINANCIAL INSTRUMENTS."

Depreciation and amortization expense of $3.4 million and $9.9 million in the three and nine months ended September 30, 2002, approximated the $3.5 million and $10.0 million in 2001.

General and administrative expenses decreased to $3.3 million in the three months ended September 30, 2002 from $4.6 million in 2001, and increased to $9.8 million in the nine months ended September 30, 2002 from $9.1 million in 2001. The three month decrease was primarily attributable to reduced cost reimbursements paid to the advisor. The nine month increase was primarily attributable to increased legal fees.

Advisory fees of $1.6 million and $4.8 million in the three and nine months ended September 30, 2002 approximated the $1.4 million and $5.0 million in 2001.

There was no net income fee to affiliate in the three and nine months ended September 30, 2002 compared to $(1.1) million and $638,000 in the three and nine months ended September 30, 2001. The income fee payable to ARI's advisor is 10% of the annualized net income for the year, in excess of a 10% return on shareholders' equity. At September 30, 2002, ARI's annualized net income is below the 10% return threshold.

There was no incentive fee to affiliate in the three and nine months ended September 30, 2002 compared to $1.6 million and $7.5 million in the three and nine months ended September 30, 2001. The incentive fee is only due if ARI is also subject to the net income fee. At September 2002, the net income fee requirements are not met; therefore, no incentive fee is due. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2002 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

Minority interest decreased to $436,000 and $2.0 million in the three and nine months ended September 30, 2002, from $1.0 million and $2.5 million in 2001. The decrease is attributable to the repurchase of partnership units by ARI in 2001 and 2002.

Writedown of assets held for sale was $445,000 in the three and nine months ended September 30, 2002. There was no asset writedown in 2001. The carrying value of a shopping center in Fort Worth, Texas, sold in the fourth quarter of 2002, was reduced to its net realizable value.

Equity in loss of investees decreased to $(4.8) million and $(14.0) million in the three and nine months ended September 30, 2002, from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

$(3.1) million and $(8.4) million in 2001. The decrease was attributable to increased net losses for TCI and IORI in 2002.

Loss on the sale of investments in equity investees increased to $531,000 for the nine months ended September 30, 2002 from $387,000 in the nine months ended September 30, 2001. See NOTE 5. "INVESTMENTS IN EQUITY INVESTEES."

Equity in gain on sale of real estate by equity investees decreased to $6.6 million and $14.9 million in the three and nine months ended September 30, 2002, from $6.6 million and $18.0 million in 2001. The decrease is attributable to reduced gains on property sales by TCI and IORI.

Related Party Transactions

Historically, TCI, ARI, BCM and IORI have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to ARI as could have been obtained from unrelated parties.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2002, ARI's exposure to a change in interest rates on its debt is as follows:

                                                   WEIGHTED       EFFECT OF 1%
                                                    AVERAGE       INCREASE IN
                                      BALANCE    INTEREST RATE     BASE RATES
                                     ---------   -------------    ------------
Notes payable:
   Variable rate................     $  76,394          10.618%   $        764
                                     =========                    ============

Total decrease in ARI's annual
 net income.....................                                  $        764
                                                                  ============

Per share.......................                                  $        .07
                                                                  ============

ITEM 4.     CONTROLS AND PROCEDURES

(a) Within the 90 days prior to the date of this report, ARI carried out an evaluation, under the supervision and with the participation of ARI's management, including ARI's Acting Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of ARI's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, ARI's Acting Principal Executive Officer and Principal Accounting Officer concluded that ARI's disclosure controls and procedures are effective in timely alerting him to material information relating to ARI (including its consolidated subsidiaries) required to be included in ARI's periodic SEC filings.

(b) There have been no significant changes in ARI's internal controls or in other factors that could significantly affect ARI's internal controls subsequent to the date ARI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   ----------

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

EXHIBIT
 NUMBER                            DESCRIPTION
--------     -------------------------------------------------------------------
   99.1      Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)     Reports on Form 8-K as follows:

        A Current Report on Form 8-K, dated August 30, 2002, was filed with respect to ITEM 2. "ACQUISITION AND DISPOSITION OF ASSETS" and ITEM 7. "FINANCIAL STATEMENTS AND EXHIBITS," which reports the disposition of 10 apartments, two commercial properties and 14 land parcels.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN REALTY INVESTORS, INC.


Date:    November 14, 2002              By:    /s/ Ronald E. Kimbrough
                                            ------------------------------------
                                            Ronald E. Kimbrough
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer and
                                            Acting Principal Executive Officer)

                                  CERTIFICATION

I, Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer) of American Realty Investors, Inc. ("ARI"), certify that:

1.      I have reviewed this quarterly report on Form 10-Q of ARI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining internal controls and procedures and have:

        a. designed such internal controls to insure that material information relating to ARI and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

        b. evaluated the effectiveness of ARI's internal controls as of a date within 90 days prior to the filing date of this quarterly report; and

        c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this quarterly report;

5. I have disclosed to ARI's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect ARI's ability to record, process, summarize, and report financial data and have identified for ARI's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in ARI's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002                       /s/ Ronald E. Kimbrough
                                            ------------------------------------
                                            Ronald E. Kimbrough
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer and
                                             Acting Principal Executive Officer)

                         AMERICAN REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                    For the Quarter ended September 30, 2002

EXHIBIT                                                               PAGE
NUMBER                        DESCRIPTION                            NUMBER
-------      -----------------------------------------------------   ------
 99.1        Certification Pursuant to 18 U.S.C. Section 1350, as       47
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.