Form 10-Q/A
period 2002-03-31
AMERICAN REALTY INVESTORS INC
filed 2003-03-04
CIK 1102238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 2


          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002
                                           --------------


                         Commission File Number 1-15663
                                                -------

                         AMERICAN REALTY INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                    Nevada                                    75-2847135
        -------------------------------                -------------------------
        (State or Other Jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)


              1800 Valley View Lane, Suite 300, Dallas, Texas          75234
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)             (Zip Code)


                                 (469) 522-4200
                        -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                           11,375,127
----------------------------             ---------------------------------------
          (Class)                            (Outstanding at April 26, 2002)

This Form 10-Q/A Amendment No. 2 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 as follows:


ITEM 1. FINANCIAL STATEMENTS

        Consolidated Statements of Operations - pages 4, 5

        NOTE 1. "BASIS OF PRESENTATION" - pages 9, 10
        NOTE 10. "OPERATING SEGMENTS" - pages 19, 20
        NOTE 11. "DISCONTINUED OPERATIONS" - pages 20, 21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Results of Operations" - pages 28 - 30

This amendment is made pursuant to the SEC Staff comment letter dated January 7, 2003, to revise the presentation of discontinued operations, pursuant to Statement of Financial Accounting Standards No. 144. See NOTE 1. "BASIS OF PRESENTATION."

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

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,    December 31,
                                                                      2002          2001
                                                                 ------------- -------------
                                                                   (dollars in thousands,
                                      Assets                          except per share)
                                      ------
Real estate held for investment ...............................   $   473,583   $   495,437
Less - accumulated depreciation ...............................      (116,003)     (121,777)
                                                                  -----------   -----------
                                                                      357,580       373,660

Real estate held for sale .....................................       212,626       214,543

Notes and interest receivable
    Performing ($21,217 in 2002 and $18,896 in 2001 from
        affiliates) ...........................................        23,320        22,612
    Nonperforming ($6,747 in 2002 and $6,994 in 2001
        from affiliates) ......................................         7,764        10,347
                                                                  -----------   -----------
                                                                       31,084        32,959

Less--allowance for estimated losses ..........................        (2,577)       (2,577)
                                                                  -----------   -----------
                                                                       28,507        30,382

Pizza parlor equipment ........................................        10,845        10,454
Less - accumulated depreciation ...............................        (4,052)       (3,747)
                                                                  -----------   -----------
                                                                        6,793         6,707

Leasehold interest - oil and gas properties ...................         4,719         4,719
Less - accumulated depletion ..................................            (1)           (1)
                                                                  -----------   -----------
                                                                        4,718         4,718

Oilfield equipment ............................................           511           511
Less - accumulated depreciation ...............................           (21)          (21)
                                                                  -----------   -----------
                                                                          490           490

Marketable equity securities, at market value .................           162            96
Cash and cash equivalents .....................................           903           709
Investments in equity investees ...............................        76,460        77,933
Intangibles, net of accumulated amortization ($2,681
    in 2002 and $2,666 in 2001) ...............................        15,580        15,594
Other assets ..................................................        31,996        33,931
                                                                  -----------   -----------
                                                                  $   735,815   $   758,763
                                                                  ===========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                    March 31,  December 31,
                                                                                      2002         2001
                                                                                 --------------------------
                                                                                   (dollars in thousands,
                                                                                      except per share)
                      Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($14,240 in 2002 and $1,598 in
    2001 to affiliates) .......................................................    $ 563,840    $ 564,298
Margin borrowings .............................................................       27,105       28,040
Accounts payable and other liabilities ($6,320 in 2002 and
    $11,389 in 2001 to affiliates) ............................................       40,951       48,960
                                                                                   ---------    ---------
                                                                                     631,896      641,298

Minority interest .............................................................       23,155       27,612

Series F Preferred Stock, 3,968.75 shares in 2002 and 2001
    (liquidation preference $3,969) ...........................................        3,969        3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A, 2,724,910 shares in 2002 and 2001
        (liquidation preference $27,249) ......................................        4,850        4,850
    Series E, 50,000 shares in 2002 and 2001 (liquidation
        preference $5,000) ....................................................          100          100
Common Stock, $.01 par value, authorized 100,000,000
    shares; issued 11,375,127 shares in 2002 and 2001 .........................          114          114
Paid-in capital ...............................................................       96,529       97,140
Accumulated (deficit) .........................................................      (25,257)     (16,320)
Accumulated other comprehensive income ........................................          459           --
                                                                                   ---------    ---------

                                                                                      76,795       85,884
                                                                                   ---------    ---------

                                                                                   $ 735,815    $ 758,763
                                                                                   =========    =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Three Months
                                                                                  Ended March 31,
                                                                             -------------------------
                                                                                2002          2001
                                                                             -----------   -----------
                                                                              (dollars in thousands,
                                                                                 except per share)
Property revenue
   Rents ................................................................    $    28,634   $    32,145
   Property operations expenses .........................................         19,613        22,961
                                                                             -----------   -----------
    Operating income ....................................................          9,021         9,184

Land operations
   Sales ................................................................          5,580        20,490
   Cost of sales ........................................................          3,381        16,701
                                                                             -----------   -----------
    Gain on land sales ..................................................          2,199         3,789

Pizza parlor operations
   Sales ................................................................          8,540         7,826
   Cost of sales ........................................................          6,953         6,422
                                                                             -----------   -----------
    Gross margin ........................................................          1,587         1,404

Income from operations ..................................................         12,807        14,377

Other income
   Interest income ......................................................            612           384
   Equity in loss of investees ..........................................         (4,012)       (1,447)
   Equity in gain on sale of real estate by equity investees ............             --         1,442
   Loss on sale of investments in equity investees ......................           (531)           --
   Gain on sale of real estate ..........................................             --        16,426
   Other ................................................................            184            33
                                                                             -----------   -----------
                                                                                  (3,747)       16,838
Other expenses
   Interest .............................................................         18,352        17,742
   Depreciation and amortization ........................................          3,499         3,993
   General and administrative ...........................................          3,312         2,398
   Advisory fee to affiliate ............................................          1,736         1,760
   Incentive fee to affiliate ...........................................             --         1,521
   Minority interest ....................................................            787         1,575
                                                                             -----------   -----------
                                                                                  27,686        28,989
                                                                             -----------   -----------

Net income (loss) from continuing operations ............................        (18,626)        2,226

Discontinued operations
   Income (loss) from operations ........................................            (57)          164
   Gain on sale of real estate ..........................................          5,615            --
   Equity in gain on sale of real estate by equity investees ............          4,131            --
                                                                             -----------   -----------
Net income from discontinued operations .................................          9,689           164

Net income (loss) .......................................................         (8,937)        2,390

Preferred dividend requirement ..........................................           (611)         (642)
                                                                             -----------   -----------
Net income (loss) applicable to Common shares ...........................    $    (9,548)  $     1,748
                                                                             ===========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                             -------------------------
                                                                                2002          2001
                                                                             -----------   -----------
                                                                              (dollars in thousands,
                                                                                 except per share)

Earnings per share

   Net income (loss) from continuing operations .........................    $     (1.69)  $       .16
   Discontinued operations ..............................................            .85           .01
                                                                             -----------   -----------

   Net income (loss) applicable to Common shares ........................    $      (.84)  $       .17
                                                                             ===========   ===========

Weighted average Common shares used in computing earnings per share .....     11,375,127    10,104,268
                                                                             ===========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002

                                                                                                         Accumulated
                                                 Series A   Series E                                        Other
                                                Preferred  Preferred   Common   Paid-in    Accumulated  Comprehensive  Stockholders'
                                                  Stock      Stock      Stock   Capital     (Deficit)       Income        Equity
                                                  -----      -----      -----   -------      -------        ------        ------
                                                                       (dollars in thousands, except per share)
Balance, January 1, 2002 ......................   $4,850    $   100    $   114  $ 97,140    $(16,320)      $   --        $ 85,884

Comprehensive income
   Foreign currency translation gain                  --         --         --        --          --          459             459
   Net loss ...................................       --         --         --        --      (8,937)          --          (8,937)
                                                                                                                         --------
Preferred dividends                                                                                                        (8,478)
   Series A Preferred Stock ($.25 per
      share) ..................................       --         --         --      (604)         --           --            (604)
   Series E Preferred Stock ($.15 per
      share) ..................................       --         --         --        (7)         --           --              (7)
                                                  ------    -------    -------  --------    --------       ------        --------

Balance, March 31, 2002 .......................   $4,850    $   100    $   114  $ 96,529    $(25,257)      $  459        $ 76,795
                                                  ======    =======    =======  ========    ========       ======        ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                ---------------------------
                                                                                   2002              2001
                                                                                ---------         ---------
                                                                                  (dollars in thousands)
Cash Flows From Operating Activities
    Rents collected ......................................................       $ 29,045          $ 33,070
    Pizza parlor sales collected .........................................          8,303             7,848
    Interest collected ...................................................            666               231
    Payments for property operations .....................................        (21,603)          (29,149)
    Payments for pizza parlor operations .................................         (7,352)           (6,324)
    Interest paid ........................................................        (15,184)          (15,986)
    Advisory fee paid to affiliate .......................................         (1,736)           (1,760)
    Distributions to minority interest holders ...........................           (787)             (574)
    General and administrative expenses paid .............................         (3,312)           (2,398)
    Other ................................................................            398              (881)
                                                                                ---------         ---------

          Net cash used in operating activities ..........................        (11,562)          (15,923)

Cash Flows From Investing Activities
    Collections on notes receivable ......................................          3,689             2,695
    Pizza parlor equipment purchased .....................................           (391)             (292)
    Proceeds from sale of real estate ....................................         22,175            30,771
    Notes receivable funded ..............................................         (1,868)          (13,654)
    Earnest money/escrow deposits ........................................            232            (4,347)
    Investment in real estate entities ...................................          1,071                --
    Acquisition of partnership interest ..................................             --            (9,734)
    Real estate improvements .............................................         (2,063)           (3,435)
                                                                                ---------         ---------

          Net cash provided by investing activities ......................         22,845             2,004

Cash Flows from Financing Activities
    Proceeds from notes payable ..........................................         26,084            28,998
    Payments on notes payable ............................................        (29,628)          (16,111)
    Deferred borrowing costs .............................................           (915)           (1,858)
    Net (payments to)/advances from affiliates ...........................         (5,069)            4,159
    Margin borrowings, net ...............................................           (950)            2,402
    Repurchase of Common Stock ...........................................             --              (133)
    Preferred dividends paid .............................................           (611)              (37)
                                                                                ---------         ---------

          Net cash (used in) provided by financing activities ............        (11,089)           17,420

          Net increase in cash and cash equivalents ......................            194             3,501
Cash and cash equivalents, beginning of period ...........................            709             4,177
                                                                                ---------         ---------
Cash and cash equivalents, end of period .................................       $    903          $  7,678
                                                                                =========         =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                    For the Three Months
                                                                       Ended March 31,
                                                                   ----------------------
                                                                      2002        2001
                                                                   ----------  ----------
                                                                   (dollars in thousands)
Reconciliation of net income to net cash used in
  operating activities
  Net income (loss) .............................................  $   (8,937) $    2,390
  Adjustments to reconcile net income to net cash
    used in operating activities
    Depreciation, depletion and amortization ....................       3,555       4,079
    Gain on sale of real estate .................................      (7,814)    (20,215)
    Distributions to minority interest holders ..................          --       1,001
    Equity in (income) loss of investees ........................        (119)          5
    Loss on sale of investments in equity investees .............         531          --
    (Increase) decrease in accrued interest receivable ..........          54        (153)
    Decrease in other assets ....................................       2,551       1,187
    Increase (decrease) in accrued interest payable .............         712        (199)
    Decrease in accounts payable and other liabilities ..........      (2,095)     (4,018)
                                                                   ----------  ----------

      Net cash used in operating activities .....................  $  (11,562) $  (15,923)
                                                                   ==========  ==========


Schedule of noncash investing and financing

  Notes payable assumed by buyer on sale of real estate .........  $    1,389  $   12,215

  Notes receivable from sale of real estate .....................          --       2,123

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

The financial statements and accompanying footnotes have been amended to revise the presentation of discontinued operations, pursuant to SFAS No. 144. The revision had no impact on the net income (loss) for the periods reported.

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

NOTE 2.    REAL ESTATE

In 2002, ARI purchased the following property:

                                                         Purchase    Net Cash       Debt      Interest    Maturity
     Property           Location        Sq.Ft./Acres       Price       Paid       Incurred      Rate        Date
-----------------     ------------     --------------   ----------  ----------   ----------  ----------  ---------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/           Dallas, TX          80,278 Sq.Ft.     $3,103      $  --       $  --           --          --

Second Quarter
Land
Willow Springs        Beaumont, CA          20.7 Acres         140        152          --           --          --

----------------------------

(1) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2002, ARI sold the following properties:

                                                Units/            Sales        Net Cash        Debt         Gain/(Loss)
     Property              Location           Acres/Sq.Ft.        Price        Received     Discharged        on Sale
-----------------       -------------        --------------     ---------      ----------   ------------    -----------
First Quarter
Apartments
Mallard Lake/(1)/        Greensboro, NC          336 Units       $ 14,400       $   --       $ 7,362          $   --
Villas                   Plano, TX               208 Units          8,525        3,701         4,023           5,615

Land
Katrina                  Palm Desert, CA         2.1 Acres       $  1,323       $  (40)      $ 1,237          $  978
Lakeshore Villas/(2)/    Harris County, TX      16.9 Acres          1,499          215            --              --
Rasor/(2)/               Plano, TX              24.5 Acres          1,211          174            --              --
Thompson II              Dallas County, TX        .2 Acres             21           20            --             (11)
Vista Ridge              Lewisville, TX         10.0 Acres          1,525          130         1,220             401

Shopping Center
Oaktree Village/(2)/     Lubbock, TX          45,623 Sq.Ft.         2,302          131         1,389/(3)/         --

Second Quarter
Land
Mason Goodrich           Houston, TX             7.9 Acres            672           46           554             258

------------------------
(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.    REAL ESTATE (Continued)

(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
(3) Debt assumed by purchaser.

In 2001, ARI sold the following properties:

                                              Units/         Sales     Net Cash       Debt        Gain on
    Property            Location           Acres/Sq.Ft.      Price     Received    Discharged      Sale
----------------  ------------------      --------------   -------    ----------  ------------   ---------
First Quarter
Apartments
Carriage Park     Tampa, FL                   46 Units     $ 2,005     $   757      $ 1,069      $   663
Rockborough       Denver, CO                 345 Units      16,675       3,654       12,215       13,471

Land
Frisco Bridges    Collin County, TX         27.8 Acres       4,500       4,130           --           25
Katrina           Palm Desert, CA           20.0 Acres       2,831        (124)         596          830/(2)/
Las Colinas       Las Colinas, TX            1.7 Acres         825         233          400          539
Plano Parkway     Plano, TX                 11.3 Acres       1,445         312          950           --
Scoggins          Tarrant County, TX       232.8 Acres       2,913         892        1,800          181
Scout             Tarrant County, TX       408.0 Acres       5,087       1,586        3,200        2,969
Tree Farm         Dallas County, TX         10.4 Acres       2,888         (87)       2,644           75

Shopping Center
Regency Pointe    Jacksonville, FL         67,063 Sq.Ft.     7,350       5,126        1,500        2,232

----------------------
(1) Debt assumed by purchaser.
(2) Gain deferred until 2002, when ARI-provided financing was collected.

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

NOTE 5.   INVESTMENTS IN EQUITY INVESTEES

Real estate entities. ARI's investment in real estate entities at March 31, 2002, included equity securities of two publicly traded real estate companies, Income Opportunity Realty Investors, Inc. ("IORI") and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.   INVESTMENTS IN EQUITY INVESTEES (Continued)

ARI's investment in real estate entities, accounted for using the equity method, at March 31, 2002 was as follows:

                  Percentage       Carrying       Equivalent
                   of ARI's        Value of        Investee       Market Value
                 Ownership at   Investment at   Book Value at   of Investment at
   Investee     March 31, 2002  March 31, 2002  March 31, 2002   March 31, 2002
--------------  --------------  --------------  --------------   --------------
IORI ........       28.49%         $  8,234        $ 11,480         $  7,440
TCI .........       49.99%           67,147         107,650           66,745
                                   --------                         --------
                                     75,381                         $ 74,185
                                                                    ========
Other .......                         1,079
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

Set forth below is summarized results of operations of equity investees for the three months ended March 31, 2002:

     Revenues .....................................................  $  35,097
     Equity in income of partnerships .............................     (1,778)
     Property operating expenses ..................................     26,308
     Depreciation .................................................      5,742
     Interest expense .............................................     10,218
                                                                     ---------
     (Loss) before gains on sale of real estate ...................     (8,949)

     Gain on sale of real estate ..................................     11,320
                                                                     ---------
     Net income ...................................................  $   2,371
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

NOTE 7.   NOTES PAYABLE

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                              Units/        Debt        Debt      Net Cash    Interest    Maturity
     Property             Location         Acres/Sq.Ft.   Incurred   Discharged   Received      Rate        Date
------------------   -------------------   ------------   --------   ----------   --------    --------    --------
First Quarter
Office Building
Rosedale Towers      Minneapolis, MN       84,798 Sq.Ft.  $  5,109   $       --   $  5,109   12.000%      12/04/(1)/
Two Hickory Centre   Farmers Branch, TX    96,127 Sq.Ft.     4,448           --      4,448   12.000       12/04/(2)/

Land
Walker               Dallas County, TX       90.6 Acres      8,500        8,500     (1,411)  11.250/(3)/  01/03

Shopping Center
Plaza on Bachman
 Creek               Dallas, TX            80,278 Sq.Ft.     5,000           --      4,444    6.625/(3)/  04/04

Second Quarter
Apartments
Confederate Point    Jacksonville, FL         206 Units      1,929           --      1,929   12.000       04/05/(4)/
Foxwood              Memphis, TN              220 Units      1,093           --      1,093   12.000       04/05/(5)/
Woodsong             Smyrna, GA               190 Units      2,544           --      2,544   12.000       04/05/(6)/

Office Building
One Hickory Centre   Farmers Branch, TX  102,615 Sq.Ft.      4,468           --      4,468   12.000       04/05/(7)/

-------------------

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

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                              Debt        Debt     Net Cash  Interest  Maturity
      Property              Location            Acres       Incurred   Discharged  Received    Rate      Date
--------------------  --------------------  -------------  ----------  ----------  --------  --------  --------
First Quarter
Land
Mason/Goodrich            Houston, TX        235.0 Acres   $    6,750  $       --  $  6,302    14.00%    01/02
Pioneer Crossing          Austin, TX         350.1 Acres        7,000          --     6,855    16.90     03/05
Pioneer Crossing          Austin, TX          14.5 Acres        2,500          --     2,350    14.50     01/02

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

NOTE 10.  OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in (loss) of investees, equity in gain on sale of real estate by equity investees, loss on sale of investments in equity investees and other income which totaled $(228,000) for the three months ended March 31, 2002 and $28,000 for 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees and net income fees which totaled $6.4 million for the three months ended March 31, 2002 and $7.3 million for 2001. Excluded from operating segment assets are assets of $116.3 million in 2002 and $96.2 million in 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia, which is located in Bulgaria.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATING SEGMENTS (Continued)

Presented below are ARI's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                                Commercial                 U.S.    International                Pizza     Receivables/
       2002                     Properties   Apartments   Hotels      Hotels         Land      Parlors       Other         Total
---------------------           ----------   ----------  --------  -------------  ----------  ---------   ------------  -----------
Operating revenue ...........   $   10,419   $   10,349  $  6,558  $      1,003   $       62  $   8,540   $        243  $    37,174
Interest income .............           --           --        --            --           --         --            612          612
Operating expenses ..........        5,458        5,893     5,229           575        2,374      6,953             84       26,566
                                ----------   ----------  --------  ------------   ----------  ---------   ------------  -----------
Operating income
   (loss) ...................   $    4,961   $    4,456  $  1,329  $        428   $   (2,312) $   1,587   $        771  $    11,220
                                ==========   ==========  ========  ============   ==========  =========   ============  ===========

Depreciation ................   $    1,568   $      885  $    523  $        264   $       --  $     257   $          2  $     3,499
Interest ....................        4,738        2,957     1,131            30        6,168        203          3,125       18,352
Capital expenditures ........        1,289          212       161            --          393        391             --        2,446
Assets ......................      172,354       95,231    67,299        22,696      212,626     20,794         28,507      619,507

                                Commercial
Property Sales:                 Properties   Apartments                              Land                                  Total
                                ----------   ----------                           ----------                            -----------
Sales price .................   $    2,302   $   11,957                           $    5,580                            $    19,839
Cost of sale ................        2,302        6,342                                3,381                                 12,025
                                ----------   ----------                           ----------                            -----------
Gain on sale ................   $       --   $    5,615                           $    2,199 /(1)/                      $     7,814
                                ==========   ==========                           ==========                            ===========

-------------------
(1) Includes $830 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                                Commercial                 U.S.    International                Pizza     Receivables/
       2001                     Properties   Apartments   Hotels      Hotels         Land      Parlors        Other        Total
---------------------           ----------   ----------  --------  -------------  ----------  ---------   ------------  -----------
Operating revenue ...........   $    9,022   $   15,169  $  7,001  $         694  $       63  $   7,826   $        196  $    39,971
Interest income .............           --           --        --             --          --         --            384          384
Operating expenses ..........        5,129        9,353     6,050            534       1,919      6,422            (24)      29,383
                                ----------   ----------  --------  -------------  ----------  ---------   ------------  -----------
Operating income
   (loss) ...................   $    3,893   $    5,816  $    951  $         160  $   (1,856) $   1,404   $        604  $    10,972
                                ==========   ==========  ========  =============  ==========  =========   ============  ===========

Depreciation ................   $    1,772   $    1,262  $    629  $          --  $       --  $     329   $          1  $     3,993
Interest ....................        4,417        4,927     1,267             97       5,290        272          1,472       17,742
Capital expenditures ........        2,218           --       152          1,000          65        338             --        3,773
Assets ......................      161,996      141,926    69,016         29,190     245,644     21,598         27,520      696,890

                                Commercial
Property Sales:                 Properties   Apartments                              Land                                  Total
                                ----------   ----------                           ----------                            -----------
Sales price .................   $    7,350   $   18,680                           $   20,490                            $    46,520
Cost of sale ................        5,058        4,546                               16,701                                 26,305
                                ----------   ----------                           ----------                            -----------
Gain on sale ................   $    2,292   $   14,134                           $    3,789                            $    20,215
                                ==========   ==========                           ==========                            ===========

NOTE 11. DISCONTINUED OPERATIONS

Effective January 1, 2002, ARI adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as "held-for-sale" on the balance sheet.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 11. DISCONTINUED OPERATIONS (Continued)

For the three months ended March 31, 2002 and 2001, income from discontinued operations relates to three properties that ARI sold during the first three months of 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                      --------------------
                                                                        2002        2001
Revenue
   Rental                                                              $   718    $ 1,068
   Property operations                                                     279        490
                                                                       -------    -------
                                                                           439        578

Expenses
   Interest                                                                440        328
   Depreciation                                                             56         86
                                                                       -------    -------
                                                                           496        414
                                                                       -------    -------

Net income (loss) from discontinued operations                             (57)       164

   Gain of sale of real estate                                           5,615         --
   Equity in gain on sale of real estate by equity investees             4,131         --
                                                                       -------    -------

Net income from discontinued operations                                $ 9,689    $   164
                                                                       =======    =======

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

In 2002, ARI purchased the following property:

                                                            Purchase     Net Cash       Debt         Interest     Maturity
       Property             Location       Sq.Ft./Acres       Price        Paid       Incurred         Rate         Date
       --------             --------       ------------       -----        ----       --------         ----         ----
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/                 Dallas, TX     80,278 Sq.Ft.     $3,103       $  --        $  --             --           --

Second Quarter
Land
Willow Springs            Beaumont, CA       20.7 Acres         140         152           --             --           --

---------------------

(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2002, ARI sold the following properties:

                                                   Units/           Sales       Net Cash        Debt       Gain/(Loss)
       Property               Location          Acres/Sq.Ft.        Price       Received     Discharged      on Sale
       --------               --------          ------------        -----       --------     ----------      -------
First Quarter
Apartments
Mallard Lake/(1)/        Greensboro, NC          336 Units       $ 14,400         $   --      $ 7,362        $    --
Villas                   Plano, TX               208 Units          8,525          3,701        4,023          5,615

Land
Katrina                  Palm Desert, CA         2.1 Acres       $  1,323         $  (40)     $ 1,237        $   978
Lakeshore Villas/(2/)    Harris County, TX      16.9 Acres          1,499            215           --             --
Rasor(2)                 Plano, TX              24.5 Acres          1,211            174           --             --
Thompson II              Dallas County, TX        .2 Acres             21             20           --            (11)
Vista Ridge              Lewisville, TX         10.0 Acres          1,525            130        1,220            401

Shopping Center
Oaktree Village/(2)/     Lubbock, TX          45,623 Sq.Ft.         2,302            131        1,389/(3/         --

Second Quarter
Land
Mason Goodrich           Houston, TX             7.9 Acres            672             46          554            258

----------------------

(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.

(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.

(3)  Debt assumed by purchaser.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                   Units/          Debt         Debt       Net Cash     Interest       Maturity
     Property              Location             Acres/Sq.Ft.     Incurred    Discharged    Received       Rate           Date
     --------              --------             ------------     --------    ----------    --------       ----           ----
First Quarter
Office Building
Rosedale Towers         Minneapolis, MN         84,798 Sq.Ft.     $ 5,109      $    --      $ 5,109      12.000%        12/04/(1)/
Two Hickory Centre      Farmers Branch, TX      96,127 Sq.Ft.       4,448           --        4,448      12.000         12/04/(2)/

Land
Walker                  Dallas County, TX         90.6 Acres        8,500        8,500       (1,411)     11.250/(3)/    01/03

Shopping Center
Plaza on Bachman
 Creek                  Dallas, TX              80,278 Sq.Ft.       5,000           --        4,444       6.625/(3)/    04/04

Second Quarter
Apartments
Confederate Point       Jacksonville, FL           206 Units        1,929           --        1,929      12.000         04/05/(4)/
Foxwood                 Memphis, TN                220 Units        1,093           --        1,093      12.000         04/05/(5)/
Woodsong                Smyrna, GA                 190 Units        2,544           --        2,544      12.000         04/05/(6)/

Office Building
One Hickory Centre      Farmers Branch, TX     102,615 Sq.Ft.       4,468           --        4,468      12.000         04/05/(7)/

----------------------

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

Results of Operations

For the three months ended March 31, 2002, ARI reported net loss of $8.9 million, compared to net income of $2.4 million for the three months ended March 31, 2001. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Rents decreased to $28.6 million in the three months ended March 31, 2002, from $32.1 million in 2001. Rents from commercial properties increased to $10.4 million for the three months ended March 31, 2002, from $9.0 million in 2001, rent from hotels of $7.6 million in the three months ended March 31, 2002, approximated the $7.7 million in 2001 and rents from apartments decreased to $10.3 million in the three months ended March 31, 2002, from $15.1 million in 2001. The increase in commercial property rents was primarily attributable to increased occupancy and the decrease in apartment rent was due to the sale of 17 apartments in 2001. Rental income is expected to decrease significantly in the remainder of 2002 as a result of the income producing properties sold in 2001 and 2002.

Property operations expense decreased to $19.6 million in the three months ended March 31, 2002, from $23.0 million in 2001. Property operations expense for commercial properties of $5.5 million in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

three months ended March 31, 2002, approximated the $5.1 million in 2001. For hotels, property operations expense decreased to $5.8 million in the three months ended March 31, 2002, from $6.6 million in 2001. For land, property operations expense increased to $2.4 million in the three months ended March 31, 2002 from $1.9 million in 2001. For apartments, property operations expense decreased to $5.9 million in the three months ended March 31, 2002, from $9.4 million in 2001. The decrease in hotel operations expense was primarily attributable to reduced utility, personnel and administrative costs. The increase in land operations expense was primarily attributable to increased real estate taxes. The decrease in apartment operations expense was primarily attributable to the sale of 17 apartments in 2001.

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

Equity in loss of investees decreased to $(4.0) million in the three months ended March 31, 2002 from $(1.4) million in 2001. The decrease was primarily attributable to increased net losses for IORI and TCI.

Loss on sale of investments in equity investees was $531,000 for the three months ended March 31, 2002. See NOTE 5. "INVESTMENTS IN EQUITY INVESTEES."

Equity in gain on sale of real estate by equity investees increased to $4.1 million in the three months ended March 31, 2002 from $1.4 million in 2001. The 2001 results are reported as a component of net income (loss) from continuing operations, while the 2002 results are reported as a component of net income from discontinued operations.

Interest expense increased to $18.4 million in the three months ended March 31, 2002 from $17.7 million in 2001. The increase was primarily attributable to higher balances payable on stock loans, at higher interest rates.

Depreciation and amortization expense decreased to $3.5 million in the three months ended March 31, 2002 from $4.0 million in 2001. The decrease is due to the sale of 17 apartments and one commercial property in 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2002, ARI's exposure to a change in interest rates on its debt is as follows:

                                                      Weighted     Effect of 1%
                                                       Average     Increase In
                                          Balance   Interest Rate   Base Rates
                                          -------   -------------   ----------
Notes payable:
 Variable rate ........................  $ 130,934     11.224%       $   1,309
                                         =========                   =========

Total decrease in ARI's annual
 net income ...........................                              $   1,309
                                                                     =========

Per share .............................                              $     .12
                                                                     =========

                              --------------------

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 Exhibit
 Number                                Description
-------- -----------------------------------------------------------------------

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



                                           AMERICAN REALTY INVESTORS, INC.




Date:     March 4, 2003                  By: /s/ Ronald E. Kimbrough
     ------------------------               ------------------------------------
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

1.   I have reviewed this quarterly report on Form 10-Q/A/2 of ARI;

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

Date:     March 4, 2003                       /s/ Ronald E. Kimbrough
     -----------------------                 -----------------------------------
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

                         AMERICAN REALTY INVESTORS, INC.

                                   EXHIBITS TO

                        QUARTERLY REPORT ON FORM 10-Q/A/2

                      For the Quarter ended March 31, 2002

Exhibit                                                                   Page
 Number                            Description                           Number
-------- --------------------------------------------------------------- ------

  99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted      36
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.