Form 10-Q/A
period 2002-06-30
AMERICAN REALTY INVESTORS INC
filed 2003-03-04
CIK 1102238

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


                         Commission File Number 1-15663
                                                -------



                         AMERICAN REALTY INVESTORS, INC.
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              Nevada                                         75-2847135
   -------------------------------                      -------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


1800 Valley View Lane, Suite 300, Dallas, Texas                          75234
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
    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.01 par value                               11,375,127
----------------------------                      ------------------------------
          (Class)                                 (Outstanding at July 31, 2002)

This Form 10-Q/A Amendment No. 2 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 as follows:


ITEM 1. FINANCIAL STATEMENTS

        Consolidated Statements of Operations - pages 4, 5

        NOTE 1. "BASIS OF PRESENTATION" - pages 9, 10
        NOTE 10. "OPERATING SEGMENTS - pages 21 - 23
        NOTE 11. "DISCONTINUED OPERATIONS" - pages 23, 24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations - pages 33 -- 35



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

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                           June 30, 2002          2001
                                                           -------------      ------------
                                                                 (dollars in thousands,
                                                                   except per share)
                            Assets
                            ------
Real estate held for investment ........................     $ 442,583          $ 495,437
Less - accumulated depreciation ........................      (112,614)          (121,777)
                                                             ---------          ---------
                                                               329,969            373,660

Real estate held for sale ..............................       195,881            214,543

Notes and interest receivable
  Performing ($26,420 in 2002 and $18,896 in 2001 from
     affiliates) .......................................        28,206             22,612
  Nonperforming ($6,499 in 2002 and $6,994 in 2001
     from affiliates) ..................................         7,516             10,347
                                                             ---------          ---------
                                                                35,722             32,959

Less--allowance for estimated losses ...................        (2,577)            (2,577)
                                                             ---------          ---------
                                                                33,145             30,382

Pizza parlor equipment .................................        11,563             10,454
Less - accumulated depreciation ........................        (4,190)            (3,747)
                                                             ---------          ---------
                                                                 7,373              6,707

Leasehold interest - oil and gas properties ............            --              4,719
Less - accumulated depletion ...........................            --                 (1)
                                                             ---------          ---------
                                                                    --              4,718

Oilfield equipment .....................................            --                511
Less - accumulated depreciation ........................            --                (21)
                                                             ---------          ---------
                                                                    --                490

Marketable equity securities, at market value ..........            90                 96
Cash and cash equivalents ..............................         2,631                709
Investments in equity investees ........................        81,170             77,933
Intangibles, net of accumulated amortization ($2,696
  in 2002 and $2,666 in 2001) ..........................        15,565             15,594
Other assets ($1,591 in 2002 from affiliates) ..........        36,839             33,931
                                                             ---------          ---------
                                                             $ 702,663          $ 758,763
                                                             =========          =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                          June 30, December 31,
                                                                            2002       2001
                                                                         ----------------------
                                                                         (dollars in thousands,
                                                                           except per share)
                      Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($6,181 in 2002 and $1,598 in
    2001 to affiliates) ................................................   $532,557  $564,298
Margin borrowings ......................................................     26,005    28,040
Accounts payable and other liabilities ($1,631 in 2002 and
    $11,389 in 2001 to affiliates) .....................................     58,087    48,960
                                                                           --------  --------
                                                                            616,649   641,298

Minority interest ......................................................     22,193    27,612

Series F Preferred Stock, 3,968.75 shares in 2001
    (liquidation preference $3,969) ....................................         --     3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
    shares, issued and outstanding
    Series A, 3,324,910 shares in 2002 and 2,724,910 shares in
        2001 (liquidation preference $33,249), including 900,000
        shares in 2002 and 300,000 shares in 2001 held by
        subsidiaries ...................................................      4,850     4,850
    Series E, 50,000 shares in 2002 and 2001 (liquidation
        preference $5,000) .............................................        100       100
Common Stock, $.01 par value, authorized 100,000,000
    shares; issued 11,375,127 shares in 2002 and 2001 ..................        114       114
Paid-in capital ........................................................     95,918    97,140
Accumulated deficit ....................................................    (39,895)  (16,320)
Accumulated other comprehensive income .................................      2,734        --
                                                                           --------  --------
                                                                             63,821    85,884
                                                                           --------  --------
                                                                           $702,663  $758,763
                                                                           ========  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Three Months  For the Six Months
                                                               Ended June 30,        Ended June 30,
                                                            --------------------  ------------------
                                                              2002       2001       2002      2001
                                                            --------   ---------  --------  --------
Property revenue                                            (dollars in thousands, except per share)
   Rents .................................................  $ 27,405   $ 30,395   $ 53,873  $61,284
   Property operations expenses ..........................    19,628     24,319     38,057   46,166
                                                            --------   --------   --------  -------
      Operating income ...................................     7,777      6,076     15,816   15,118

Land operations
   Sales .................................................    15,121     13,087     20,701   33,577
   Cost of sales .........................................    13,957     12,163     17,338   28,864
                                                            --------   --------   --------  -------
      Gain on land sales .................................     1,164        924      3,363    4,713

Pizza parlor operations
   Sales .................................................     9,736      8,733     18,276   16,559
   Cost of sales .........................................     7,794      7,129     14,747   13,551
                                                            --------   --------   --------  -------
      Gross margin .......................................     1,942      1,604      3,529    3,008

Income from operations ...................................    10,883      8,604     22,708   22,839
Other income
   Interest income .......................................       785        776      1,397    1,160
   Equity in loss of investees ...........................    (5,221)    (3,841)    (9,233)  (5,288)
   Equity in gain on sale of real estate
      by equity investees ................................        --      9,938         --   11,380
   Loss on sale of investments in equity
      investees ..........................................        --       (387)      (531)    (387)
   Gain on sale of real estate ...........................        --     25,840         --   42,266
   Other .................................................       142         44        326       77
                                                            --------   --------   --------  -------
                                                              (4,294)    32,370     (8,041)  49,208

Other expenses
   Interest ..............................................    16,361     17,178     32,799   33,333
   Depreciation and amortization .........................     3,831      3,882      6,646    7,298
   General and administrative ............................     3,169      1,557      6,481    4,473
   Advisory fee to affiliate .............................     1,516      2,292      3,252    3,534
   Net income fee to affiliate ...........................        --      1,766         --    1,766
   Incentive fee to affiliate ............................        --      4,314         --    5,835
   Minority interest .....................................       773        (95)     1,560    1,480
                                                            --------   --------   --------  -------
                                                              25,650     30,894     50,738   57,719
                                                            --------   --------   --------  -------

Net income (loss) from continuing operations .............   (19,061)    10,080    (36,071)  14,328

Discontinued operations:
   Income (loss) from operations .........................    (1,876)    (1,547)    (3,549)  (3,405)
   Gain on sale of real estate ...........................     2,150         --      7,765       --
   Equity in gain on sale of real estate
      by equity investees ................................     4,149         --      8,280       --
                                                            --------   --------   --------  -------
Net income (loss) from discontinued operations ...........     4,423     (1,547)    12,496   (3,405)

Net income (loss) ........................................   (14,638)     8,533    (23,575)  10,923
Preferred dividend requirement ...........................      (589)      (606)    (1,200)  (1,248)
                                                            --------   --------   --------  -------
Net income (loss) applicable to Common shares ............  $(15,227)  $  7,927   $(24,775) $ 9,675
                                                            ========   ========   ========  =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                For the Three Months        For the Six Months
                                                   Ended June 30,             Ended June 30,
                                              ---------------------------------------------------
                                                 2002          2001         2002          2001
                                              ----------    ----------   ----------    ----------
                                                   (dollars in thousands, except per share)
Earnings per share

   Net income (loss) from continuing
      operations ..........................   $    (1.73)  $       .93   $    (3.28)   $     1.29

   Discontinued operations ................          .39          (.15)        1.10          (.33)
                                              ----------    ----------   ----------    ----------

   Net income (loss) applicable to
      Common shares .......................   $    (1.34)  $       .78   $    (2.18)   $      .96
                                              ==========    ==========   ==========    ==========


Weighted average Common shares used
   in computing earnings per share ........   11,375,127    10,128,124   11,375,127    10,116,196
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

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002

                                                                                                         Accumulated
                                            Series A    Series E                                            Other
                                            Preferred   Preferred   Common     Paid-in    Accumulated   Comprehensive  Stockholders'
                                              Stock       Stock      Stock     Capital      Deficit          Income        Equity
                                            ---------   ---------  --------   ---------   -----------   -------------  -------------
                                                                 (dollars in thousands, except per share)
Balance, January 1, 2002 ...............    $  4,850    $    100   $    114   $ 97,140        $(16,320)     $     --       $ 85,884

Comprehensive income
   Foreign currency translation gain ...          --          --         --         --              --         2,734          2,734
   Net loss ............................          --          --         --         --         (23,575)           --        (23,575)
                                                                                                                           --------
                                                                                                                            (20,841)

Common Stock dividends (pre-merger) ....          --          --         --        (22)             --            --            (22)

Preferred dividends
   Series A Preferred Stock ($.50 per
      share) ...........................          --          --         --     (1,185)             --            --         (1,185)
   Series E Preferred Stock ($.30 per
      share) ...........................          --          --         --        (15)             --            --            (15)
                                            --------    --------   --------   --------        --------      --------       --------

Balance, June 30, 2002 .................    $  4,850    $    100   $    114   $ 95,918        $(39,895)     $  2,734       $ 63,821
                                            ========    ========   ========   ========        ========      ========       ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Six Months
                                                                      Ended June 30,
                                                                  ----------------------
                                                                     2002       2001
                                                                  ---------- -----------
                                                                  (dollars in thousands)
Cash Flows From Operating Activities
    Rents collected ............................................   $ 57,333  $  65,738
    Pizza parlor sales collected ...............................     18,070     16,579
    Interest collected .........................................        966        300
    Distributions received from equity investees' operating
      cash flow ................................................         --         53
    Payments for property operations ...........................    (38,751)   (56,666)
    Payments for pizza parlor operations .......................    (14,857)   (13,689)
    Interest paid ..............................................    (30,329)   (31,221)
    Advisory fee paid to affiliate .............................     (3,252)    (3,534)
    Distributions to minority interest holders .................     (1,522)    (1,583)
    General and administrative expenses paid ...................     (6,481)    (4,473)
    Other ......................................................     (2,375)    (2,497)
                                                                   --------  ---------
          Net cash used in operating activities ................    (21,198)   (30,993)

Cash Flows From Investing Activities
    Collections on notes receivable ............................      5,346      4,471
    Pizza parlor equipment purchased ...........................     (1,239)      (713)
    Proceeds from sale of real estate ..........................     34,645     77,693
    Notes receivable funded ....................................     (1,920)   (13,783)
    Earnest money/escrow deposits ..............................      1,236       (960)
    Investment in real estate entities .........................         71    (36,976)
    Acquisition of real estate .................................     (1,359)         --
    Construction and development ...............................     (6,676)         --
    Real estate improvements ...................................     (2,568)    (6,465)
    Acquisition of leasehold interests .........................         --       (150)
    Purchase of oilfield equipment .............................         --       (213)
                                                                   --------  ---------
          Net cash provided by investing activities ............     27,536     22,904

Cash Flows from Financing Activities
    Proceeds from notes payable ................................     75,613     77,924
    Payments on notes payable ..................................    (65,035)   (79,875)
    Deferred borrowing costs ...................................     (4,125)    (4,941)
    Net (payments to)/advances from affiliates .................     (7,612)    18,832
    Margin borrowings, net .....................................     (2,050)    (1,286)
    Repurchase of Common Stock .................................         --       (133)
    Preferred dividends paid ...................................     (1,185)      (643)
    Common dividends paid ......................................        (22)        --
                                                                   --------  ---------
          Net cash (used in) provided by financing activities ..     (4,416)     9,878

          Net increase in cash and cash equivalents ............      1,922      1,789

Cash and cash equivalents, beginning of period .................        709      4,177
                                                                   --------  ---------
Cash and cash equivalents, end of period .......................   $  2,631  $   5,966
                                                                   ========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                   For the Six Months
                                                                     Ended June 30,
                                                                  --------------------
                                                                   Revised
                                                                     2002      2001
                                                                  --------- ----------
                                                                 (dollars in thousands)
Reconciliation of net income (loss) to net cash used in
    operating activities
    Net income (loss) .........................................   $(23,575) $  10,923
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities
       Depreciation and amortization ..........................      8,087      8,679
       Gain on sale of real estate ............................    (11,128)   (46,979)
       Distributions from equity investees' operating
          cash flow ...........................................         --         53
       Distributions to minority interest holders .............         38       (103)
       Equity in (income) loss of investees ...................        953     (6,092)
       Loss on sale of investments in equity investees ........        531        387
       Increase in accrued interest receivable ................       (431)      (860)
       (Increase) decrease in other assets ....................      1,530      3,243
       Increase (decrease) in accrued interest payable ........      1,108       (243)
       Increase (decrease) in accounts payable and other
          liabilities .........................................      1,689         (1)
                                                                  --------  ---------
          Net cash used in operating activities ...............   $(21,198) $ (30,993)
                                                                  ========  =========

Schedule of noncash investing and financing

    Notes payable assumed by buyer on sale of real estate .....   $ 56,495  $  18,406

    Exchange of real estate at carrying value .................         --      3,726

    Notes receivable from sale of real estate .................         --      4,329

    Issuance of Series F Preferred Stock ......................         --      3,969

    Cancellation of Series F Preferred Stock ..................     (3,969)        --

    Note receivable from sale of leasehold interests ..........      1,300         --

    Sale of real estate to affiliate to satisfy debt ..........     24,886         --

    Acquisition of assets from affiliate to satisfy debt ......    (16,268)        --

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

The financial statements and accompanying footnotes have been amended to revise the presentation of discontinued operations, pursuant to Statement of Financial Accounting Standards No. 144. The revision had no impact on the net income
(loss) for the periods reported.

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

NOTE 2.  REAL ESTATE

In 2002, ARI purchased the following properties:

                                          Units/     Purchase Net Cash      Debt     Interest  Maturity
     Property            Location      Sq.Ft./Acres    Price    Paid      Incurred     Rate      Date
------------------- ----------------- -------------- -------- -------- ------------- --------- --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/         Dallas, TX         80,278 Sq.Ft. $ 3,103  $     -- $     --            --        --

Second Quarter
Apartments
Pinecrest/(2)/      North Augusta, SC      120 Units   2,986        --    1,423/(3)/     8.75%    03/03
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

____________

(1) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2) Property received from Basic Capital Management, Inc. ("BCM"), a related party, for forgiveness of debt.
(3)  Assumed debt of seller.

In 2001, ARI purchased the following properties:

                                     Purchase  Net Cash      Debt     Interest Maturity
   Property     Location     Units    Price      Paid      Incurred     Rate     Date
-------------- ----------- --------- -------- ---------- ------------ -------- --------
Second Quarter
Apartments
Glenwood       Addison, TX 168 Units $  6,246 $ -- /(1)/ $ 2,549/(2)/    9.25%   10/04

____________

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.  REAL ESTATE (Continued)

In 2002, ARI sold the following properties:

                                             Units/       Sales   Net Cash       Debt      Gain/(Loss)
       Property            Location       Acres/Sq.Ft.    Price   Received    Discharged     on Sale
--------------------- ------------------ -------------- -------- ----------- ------------ ------------
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

_________________

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.  REAL ESTATE (Continued)

In 2001, ARI sold the following properties:

                                                    Units/            Sales       Net Cash         Debt         Gain/(Loss)
      Property                Location           Acres/Sq.Ft.         Price       Received      Discharged        on Sale
---------------------    ------------------  --------------------- -----------  ------------  --------------  ---------------
First Quarter
Apartments
Carriage Park            Tampa, FL                  46 Units        $ 2,005       $  757       $ 1,069          $   663
Rockborough              Denver, CO                345 Units         16,675        3,654        12,215/(1)/      13,471

Land
Frisco Bridges           Collin County, TX        27.8 Acres          4,500        4,130            --               25
Katrina                  Palm Desert, CA          20.0 Acres          2,831         (124)          596              830/(2)/
Las Colinas              Las Colinas, TX           1.7 Acres            825          233           400              539
Plano Parkway            Plano, TX                11.3 Acres          1,445          312           950               --
Scoggins                 Tarrant County, TX      232.8 Acres          2,913          892         1,800              181
Scout                    Tarrant County, TX      408.0 Acres          5,087        1,586         3,200            2,969
Tree Farm                Dallas County, TX        10.4 Acres          2,888          (87)        2,644               75

Shopping Center
Regency Pointe           Jacksonville, FL       67,063 Sq.Ft.         7,350        5,126         1,500            2,232

Second Quarter
Apartments
Bent Tree                Addison, TX               292 Units         12,050        2,480         8,867            7,081
Glenwood                 Addison, TX               168 Units          6,650        3,166         2,549             (581)
Kimberly Woods           Tucson, AZ                279 Units          8,450        1,667         6,191/(1)/       6,053
Place One                Tulsa, OK                 407 Units         12,935        3,310         7,539            8,623
Shadowood                Addison, TX               184 Units          7,125        1,980         4,320            4,644

Land
Katrina                  Palm Desert, CA          20.0 Acres          2,940           78            --              616
Mason/Goodrich           Houston, TX              22.1 Acres          4,168          (34)        3,750            2,896
Plano Parkway            Plano, TX                12.0 Acres            740          672            --             (991)
Yorktown                 Harris County, TX       120.4 Acres          5,239         (160)        4,991           (1,497)

_______________
(1) Debt assumed by purchaser.
(2) Gain deferred until 2002, when ARI-provided financing was collected.

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

ARI's investment in real estate entities, accounted for using the equity method, at June 30, 2002 was as follows:

                   Percentage       Carrying       Equivalent
                    of ARI's        Value of        Investee         Market Value
                  Ownership at   Investment at    Book Value at    of Investment at
  Investee       June 30, 2002   June 30, 2002    June 30, 2002      June 30, 2002
--------------  --------------- ---------------  ---------------  -------------------
IORI .......           28.49%       $ 7,981        $ 11,226            $  7,379
TCI ........           49.99         66,329         106,727              80,335
                                    -------                            --------
                                     74,310                            $ 87,714
                                                                       ========
Other ......                          6,860
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

Set forth below are summarized results of operations of equity investees for the six months ended June 30, 2002:

      Revenues ..........................................          $ 66,079
      Equity in loss of partnerships ....................            (2,644)
      Property operating expenses .......................            50,427
      Depreciation ......................................            10,766
      Interest expense ..................................            20,173
      Loss from discontinued operations .................            (1,842)
                                                                   --------
      Loss before gains on sale of real estate ..........           (19,773)

      Gain on sale of real estate .......................            19,619
                                                                   --------
      Net loss ..........................................          $   (154)
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

NOTE 7.  NOTES PAYABLE

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                              Units/             Debt          Debt         Net Cash       Interest      Maturity
   Property               Location           Acres/Sq.Ft.      Incurred     Discharged      Received         Rate          Date
-------------------   -----------------      ------------    ------------  ------------   -----------    -------------- ----------
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

                                                                 Debt          Debt      Net Cash    Interest      Maturity
      Property             Location          Units/Sq.Ft.      Incurred     Discharged   Received       Rate         Date
-------------------   ------------------    -------------      --------     ----------   --------    --------    ----------
First Quarter
Office Building
Rosedale Towers       Minneapolis, MN        84,798 Sq.Ft.     $ 5,109        $   --     $5,109       12.000%    01/05 /(4)/
Two Hickory Centre    Farmers Branch, TX     96,127 Sq.Ft.       4,448            --      4,448       12.000     01/05 /(5)/

Second Quarter
Apartments
Bay Anchor            Panama City, FL            12 Units          255            --        203        5.000     05/03 /(6)/
Confederate Point     Jacksonville, FL          206 Units        1,929            --         --       12.000     04/05 /(7)/
Foxwood               Memphis, TN               220 Units        1,093            --         --       12.000     04/05 /(8)/

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 7.  NOTES PAYABLE (Continued)

                                                                    Debt          Debt      Net Cash    Interest      Maturity
      Property             Location             Units/Sq.Ft.      Incurred     Discharged   Received       Rate         Date
-------------------   ------------------       -------------      --------     ----------   --------    --------    ----------
Second Quarter
Apartments
Governor Square         Tallahassee, FL           168 Units      $ 4,480       $ 3,196      $   611      7.120%    05/07 /(6)/
Grand Lagoon            Panama City, FL            54 Units        2,083         1,209          655      5.000     05/03 /(6)/
Oak Hill                Tallahassee, FL            92 Units        2,550         1,875          478      5.000     05/03 /(6)(10)/
Park Avenue             Tallahassee, FL           121 Units        4,400         2,756        1,341      7.120     05/07 /(6)/
Seville                 Tallahassee, FL            62 Units        1,955         1,263          473      5.000     05/03 /(6)/
Westwood                Mary Ester, FL            120 Units        3,382         2,327        1,023      7.570     05/12 /(6)/
Windsor Tower           Ocala, FL                  64 Units        1,989         1,128          702      5.000     05/03 /(6)/
Woodhollow              San Antonio, TX           546 Units        8,160         5,349        2,775      7.120     05/07 /(6)/
Woodsong                Smyrna, GA                190 Units        2,544            --           --     12.000     04/05 /(9)/
Office Building
One Hickory Centre      Farmers Branch, TX    102,615 Sq.Ft.       4,468            --           --     12.000     04/05 /(11)/

______________
(1)  Variable interest rate.

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

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                Acres/Rooms          Debt          Debt       Net Cash    Interest          Maturity
     Property                Location              Sq.Ft.          Incurred     Discharged    Received      Rate              Date
------------------------------------------------------------------------------------------------------------------------------------
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

NOTE 10. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gain on sale of real estate by equity investees, loss on sale of investments in equity investees and other income which totaled $(930,000) and $(1.2) million for the three and six months ended June 30, 2002 and $5.8 million and $5.8 million for 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees and discontinued operations, which totaled $4.9 million and $11.3 million for the three and six months ended June 30, 2002 and $9.8 million and $18.0 million for 2001. Excluded from operating segment assets are assets of $122.3 million in 2002 and $122.4 million in 2001, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia, which is located in Bulgaria.

Presented below are ARI's reportable segments operating income for the three and six months ended June 30, 2002 and 2001, and segment assets at June 30, 2002 and 2001.

                                                                    Inter-
    Three Months Ended       Commercial                  U.S.      national                Pizza   Receivables/
      June 30, 2002          Properties   Apartments    Hotels      Hotels      Land      Parlors     Other       Total
---------------------------  ----------   ----------    -------    ---------  --------    -------  ------------  --------
  Operating revenue .......  $   7,266    $   9,331     $ 9,144    $   1,465  $     (1)   $ 9,736     $   200    $ 37,141
  Interest income .........         --           --          --           --        --         --         785         785
  Operating expenses ......      5,074        5,871       6,190          748     1,706      7,794          39      27,422
                             ---------    ---------     -------    ---------  --------    -------     -------    --------
  Operating income
     (loss) ...............  $   2,192    $   3,460     $ 2,954    $     717  $ (1,707)   $ 1,942     $   946    $ 10,504
                             =========    =========     =======    =========  ========    =======     =======    ========
Depreciation ..............  $   1,416    $     847     $   640    $     643  $     --    $   283     $     2    $  3,831
Interest ..................      3,092        3,659         992           --     5,228        216       3,174      16,361
Capital expenditures ......      5,744          336         197           --     2,271        848          --       9,396
Assets ....................    136,639      102,407      66,832       24,091   195,881     21,360      33,145     580,355

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATING SEGMENTS (Continued)

                             Commercial
Property Sales:              Properties   Apartments                             Land                                   Total
                             ----------   ----------                          ---------                               ---------
Sales price ...............  $   50,000   $   10,740                          $  15,121                               $  75,861
Cost of sale ..............      50,000        8,590                             13,957                                  72,547
                             ----------   ----------                          ---------                               ---------
Gain on sale ..............  $       --   $    2,150                          $   1,164                               $   3,314
                             ==========   ==========                          =========                               =========

                                                                    Inter-
    Six Months Ended         Commercial                  U.S.      national                    Pizza    Receivables/
      June 30, 2002          Properties   Apartments    Hotels      Hotels      Land          Parlors      Other        Total
---------------------------  ----------   ----------   --------    ---------  ---------      ---------  ------------  ---------
  Operating revenue .......  $   16,010   $   19,189   $ 15,702    $   2,468  $      61      $  18,276   $     443    $  72,149
  Interest income .........          --           --         --           --         --             --       1,397        1,397
  Operating expenses ......       9,614       11,498     11,419        1,323      4,080         14,747         123       52,804
                             ----------   ----------   --------    ---------  ---------      ---------   ---------    ---------
  Operating income
    (loss) ................  $    6,396   $    7,691   $  4,283    $   1,145  $  (4,019)     $   3,529   $   1,717    $  20,742
                             ==========   ==========   ========    =========  =========      =========   =========    =========

Depreciation ..............  $    2,351   $    1,681   $  1,163    $     907  $      --      $     540   $       4    $   6,646
Interest ..................       6,066        6,468      2,123           30     11,396            419       6,297       32,799
Capital expenditures ......       7,033          548        358           --      2,664          1,239          --       11,842
Assets ....................     136,639      102,407     66,832       24,091    195,881         21,360      33,145      580,355

                             Commercial
Property Sales:              Properties   Apartments                             Land                                   Total
                             ----------   ----------                          ---------                               ---------
Sales price ...............  $   52,302   $   22,697                          $  20,701                               $  95,700
Cost of sale ..............      52,302       14,932                             17,338                                  84,572
                             ----------   ----------                          ---------                               ---------
Gain on sale ..............  $       --   $    7,765                          $   3,363 /(1)/                         $  11,128
                             ==========   ==========                          =========                               =========

__________

(1) Includes $830,000 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                                                                    Inter-
    Three Months Ended       Commercial                  U.S.      national                    Pizza    Receivables/
      June 30, 2003          Properties   Apartments    Hotels      Hotels       Land         Parlors      Other        Total
---------------------------  ----------   ----------   --------    ---------  ---------      ---------  ------------  ---------
Operating revenue .........  $    6,598   $   13,690   $  8,937    $   1,032  $      42      $   8,733   $      96    $  39,128
Interest income ...........          --           --         --           --         --             --         776          776
Operating expenses ........       4,138        8,115      5,889        3,450      2,625          7,129         102       31,448
                             ----------   ----------   --------    ---------  ---------      ---------   ---------    ---------
Operating income
  (loss) ..................  $    2,460   $    5,575   $  3,048    $  (2,418) $  (2,583)     $   1,604   $     770    $   8,456
                             ==========   ==========   ========    =========  =========      =========   =========    =========

Depreciation ..............  $    1,215   $    1,076   $    680    $     650  $      --      $     257   $       4    $   3,882
Interest ..................       2,563        5,030      1,006           97      8,078           (463)        867       17,178
Capital expenditures ......       2,588           23        168           --        251            375         363        3,768
Assets ....................     162,933      130,110     68,549       28,394    231,493         21,620      33,682      676,781

Property Sales:                           Apartments                             Land                                   Total
                                          ----------                          ---------                               ---------
Sales price ...............               $   47,210                          $  13,087                               $  60,297
Cost of sale ..............                   21,370                             12,163                                  33,533
                                          ----------                          ---------                               ---------
Gain on sale ..............               $   25,840                          $     924                               $  26,764
                                          ==========                          =========                               =========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATING SEGMENTS (Continued)

                                                                    Inter-
    Six Months Ended         Commercial                  U.S.      national                    Pizza    Receivables/
      June 30, 2002          Properties   Apartments    Hotels      Hotels      Land          Parlors      Other        Total
---------------------------  ----------   ----------   --------    ---------  ---------      ---------  ------------  ---------
Operating revenue .........      14,852   $   28,371   $ 15,938    $   1,726  $     105      $  16,559   $     292    $  77,843
Interest income ...........          --           --         --           --         --             --       1,160        1,160
Operating expenses ........       8,396       17,225     11,939        3,984      4,544         13,551          78       59,717
                             ----------   ----------   --------    ---------  ---------      ---------   ---------    ---------
Operating income
   (loss) .................  $    6,456   $   11,146   $  3,999    $  (2,258) $  (4,439)     $   3,008   $   1,374    $  19,286
                             ==========   ==========   ========    =========  =========      =========   =========    =========

Depreciation ..............  $    2,462   $    2,286   $  1,309    $     650  $      --      $     586   $       5    $   7,298
Interest ..................       5,545        9,805      2,273          194     13,368           (191)      2,339       33,333
Capital expenditures ......       4,806           23        320        1,000        316            713         363        7,541
Assets ....................     162,933      130,110     68,549       28,394    231,493         21,620      33,682      676,781

                             Commercial
Property Sales:              Properties   Apartments                             Land                                   Total
                             ----------   ----------                          ---------                               ---------
Sales price ...............  $    7,350   $   65,890                          $  33,577                               $ 106,817
Cost of sale ..............       5,058       25,916                             28,864                                  59,838
                             ----------   ----------                          ---------                               ---------
Gain on sale ..............  $    2,292   $   39,974                          $   4,713                               $  46,979
                             ==========   ==========                          =========                               =========

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

For the three and six months ended June 30, 2002 and 2001, income from discontinued operations relates to seven properties that ARI sold during the first six months of 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                   For the Three Months            For the Six Months
                                                                       Ended June 30,                 Ended June 30,
                                                                 -------------------------      -------------------------
                                                                    2002           2001            2002           2001
                                                                 ----------     ----------      ----------     ----------
Revenue
  Rental ...................................................     $    1,644     $    2,428      $    4,527     $    4,752
  Property operations ......................................          1,015          1,324           2,478          2,928
                                                                 ----------     ----------      ----------     ----------
                                                                        629          1,104           2,049          1,824
Expenses
  Interest .................................................          1,804          1,933           4,157          3,848
  Depreciation .............................................            701            718           1,441          1,381
                                                                 ----------     ----------      ----------     ----------
                                                                      2,505          2,651           5,598          5,229
                                                                 ----------     ----------      ----------     ----------

Net (loss) from discontinued operations ....................         (1,876)        (1,547)         (3,549)        (3,405)

  Gain of sale of real estate ..............................          2,150             --           7,765             --
  Equity in gain on sale of real estate by
     equity investees ......................................          4,149             --           8,280             --
                                                                 ----------     ----------      ----------     ----------
Net income (loss) from discontinued operations .............     $    4,423     $   (1,547)     $   12,496     $   (3,405)
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

Transitional Disclosures. Net income (loss) applicable to Common shares and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three and six months ended June 30, 2002 and 2001 and the years ended December 31, 2001, 2000 and 1999 are as follows:

                                             Three Months Ended         Six Months Ended                    Years Ended
                                                  June 30,                  June 30,                        December 31,
                                           ----------------------    ----------------------    -----------------------------------
                                              2002        2001          2002        2001         2001          2000        1999
                                           ----------  ----------    ----------  ----------    ----------   ----------  ----------
Net income (loss) applicable to
   Common shares ......................    $  (15,227) $    7,927    $  (24,775) $    9,675    $   12,584   $      352  $    8,017
Add back: Amortization of costs
   in excess of net assets
   acquired ...........................            --          85            --         170           344          340         339
                                           ----------  ----------    ----------  ----------    ----------   ----------  ----------
Adjusted net income (loss)
   applicable to Common shares ........    $  (15,227) $    8,012    $  (24,775) $    9,845    $   12,928   $      692  $    8,356
                                           ==========  ==========    ==========  ==========    ==========   ==========  ==========
Earnings per share:
   Net income (loss) applicable
     to Common shares .................    $    (1.34) $      .78    $    (2.18) $      .96    $     1.07   $      .03  $      .75
   Amortization of costs in
     excess of net assets acquired ....            --         .01            --         .01           .03          .03         .03
                                           ----------  ----------    ----------  ----------    ----------   ----------  ----------
   Adjusted net income (loss)
     applicable to Common shares ......    $    (1.34) $      .79    $    (2.18) $      .97    $     1.10   $      .06  $      .78
                                           ==========  ==========    ==========  ==========    ==========   ==========  ==========

Acquisitions. ARI made no acquisitions resulting in goodwill during the three and six months ended June 30, 2002 and 2001 or the years ended December 2001, 2000 and 1999.

Intangible Assets not Subject to Amortization. The carrying value of ARI's costs in excess of net assets acquired is as follows:

                                                                            June 30,                  December 31,
                                                                        2002        2001            2000        1999
                                                                     ----------  ----------      ----------  ----------
Costs in excess of net assets acquired, net of
   accumulated amortization of $1,763 in 2002 and
   2001, $1,420 in 2000 and $1,079 in 1999                           $   11,858  $   11,858      $   12,201  $   12,542
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

In 2002, ARI purchased the following property:

                                  Units/     Purchase  Net Cash     Debt     Interest  Maturity
    Property        Location   Sq.Ft./Acres    Price     Paid     Incurred     Rate      Date
-----------------  ----------  ------------  --------  --------  ----------  --------  --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/       Dallas, TX   80,278 Sq.Ft. $  3,103   $   --    $    --       --        --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                           Units/      Purchase  Net Cash      Debt     Interest  Maturity
    Property          Location          Sq.Ft./Acres     Price     Paid      Incurred     Rate      Date
-------------------  ----------         -------------  --------  --------   ----------  --------  --------
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

____________

(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2)  Property received from BCM, a related party, for forgiveness of debt.
(3)  Assumed debt of seller.

In 2002, ARI sold the following properties:

                                              Units/         Sales     Net Cash          Debt         Gain/(Loss)
    Property            Location            Acres/Sq.Ft.     Price     Received       Discharged        on Sale
-----------------      ----------          --------------  ---------  ----------      ----------      -----------
First Quarter
Apartments
Mallard Lake/(1)/      Greensboro, NC           336 Units  $  14,400  $    --         $  7,362          $    --
Villas                 Plano, TX                208 Units      8,525    3,701            4,023            5,615

Land
Katrina                Palm Desert, CA          2.1 Acres      1,323      (40)           1,237              978
Lakeshore Villas/(2)/  Harris County, TX       16.9 Acres      1,499      215               --               --
Rasor/(2)/             Plano, TX               24.5 Acres      1,211      174               --               --
Thompson II            Dallas County, TX         .2 Acres         21       20               --              (11)
Vista Ridge            Lewisville, TX          10.0 Acres      1,525      130            1,220              401

Shopping Center
Oaktree Village/(2)/   Lubbock, TX           45,623 Sq.Ft.     2,302      131            1,389 /(3)/         --

Second Quarter
Apartments
Oak Hill                Tallahassee, FL          92 Units      3,200      156 /(4)/      2,550              527
Regency                 Tampa, FL                78 Units      3,200      851            1,710           (1,458)
Stonebridge             Florissant, MO          100 Units      4,340    1,272            2,893            3,081

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
Nashville               Nashville, TN          16.6 Acres      1,890       --              955 /(3)/         -- /(5)/

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                         Units/        Sales     Net Cash        Debt       Gain/(Loss)
     Property           Location      Acres/Sq.Ft.     Price     Received     Discharged     on Sale
------------------  ---------------  --------------   -------   ----------    -----------   -----------
Third Quarter
Apartments
Valley Hi           Tallahassee, FL        54 Units   $ 1,452    $    75        $  1,159     $    435
White Pines         Tallahassee, FL        85 Units       764         10             593          (51)
Woodsong            Smyrna, GA            190 Units     9,200        (45)          8,196        7,028

________________

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

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                             Units/           Debt           Debt      Net Cash   Interest       Maturity
     Property            Location         Acres/Sq.Ft.      Incurred      Discharged   Received     Rate           Date
------------------  -----------------  -----------------   ----------     ----------   --------   --------       --------
First Quarter
Land
Walker              Dallas County, TX       90.6 Acres     $ 8,500         $  8,500    $(1,411)    11.250%/(1)/    01/03

Shopping Center
Plaza on Bachman
 Creek              Dallas, TX            80,278 Sq.Ft.      5,000               --      4,444      6.625/(1)/     04/04

Second Quarter
Apartments
Lee Hills           Tallahassee, FL           16 Units       1,750 /(2)/        117        590      6.625/(1)/     06/05
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

                                                              Debt          Debt      Net Cash    Interest    Maturity
   Property               Location          Units/Sq.Ft.    Incurred     Discharged   Received      Rate        Date
--------------        ------------------   --------------  ----------    ----------   --------    --------    --------
First Quarter
Office Building
Rosedale Towers       Minneapolis, MN       84,798 Sq.Ft.   $ 5,109      $     --     $  5,109     12.000%   01/05 /(4)/
Two Hickory Centre    Farmers Branch, TX    96,127 Sq.Ft.     4,448            --        4,448     12.000    01/05 /(5)/

Second Quarter
Apartments
Bay Anchor            Panama City, FL           12 Units        255            --          203      5.000    05/03 /(6)/

Confederate Point     Jacksonville, FL         206 Units    $ 1,929      $     --     $     --     12.000%   04/05 /(7)/
Foxwood               Memphis, TN              220 Units      1,093            --           --     12.000    04/05 /(8)/
Governor Square       Tallahassee, FL          168 Units      4,480         3,196          611      7.120    05/07 /(6)/
Grand Lagoon          Panama City, FL           54 Units      2,083         1,209          655      5.000    05/03 /(6)/
Oak Hill              Tallahassee, FL           92 Units      2,550         1,875          478      5.000    05/03 /(6)(10)/
Park Avenue           Tallahassee, FL          121 Units      4,400         2,756        1,341      7.120    05/07 /(6)/
Seville               Tallahassee, FL           62 Units      1,955         1,263          473      5.000    05/03 /(6)/
Westwood              Mary Ester, FL           120 Units      3,382         2,327        1,023      7.570    05/12 /(6)/
Windsor Tower         Ocala, FL                 64 Units      1,989         1,128          702      5.000    05/03 /(6)/
Woodhollow            San Antonio, TX          546 Units      8,160         5,349        2,775      7.120    05/07 /(6)/
Woodsong              Smyrna, GA               190 Units      2,544            --           --     12.000    04/05 /(9)/

Office Building
One Hickory Centre    Farmers Branch, TX   102,615 Sq.Ft.     4,468            --           --     12.000    04/05 /(11)/

_____________

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

Rents decreased to $27.4 million and $53.9 million in the three and six months ended June 30, 2002, from $30.4 million and $61.3 million in 2001. Rents from commercial properties increased to $16.0 million for the six months ended June 30, 2002, from $14.9 million in 2001, rent from hotels increased to $18.2 million in the six months ended June 30, 2002, from $17.7 million in 2001 and rent from apartments decreased to $19.2 million in the six months ended June 30, 2002, from $28.4 million in 2001. The increase in commercial property rents was primarily attributable to increased occupancy, the increase in hotel property rents was primarily attributable to the opening of the Hotel Sofia in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

2001 and the decrease in apartment rent was due to the sale of 17 apartments in 2001. Rental income is expected to decrease in the remainder of 2002 as a result of continued property sales.

Property operations expense decreased to $19.6 million and $38.1 million in the three and six months ended June 30, 2002, from $24.3 million and $46.2 million in 2001. Property operations expense for commercial properties increased to $9.6 million in the six months ended June 30, 2002, from $8.4 million in 2001. For hotels, property operations expense decreased to $12.7 million in the six months ended June 30, 2002, from $15.9 million in 2001. For land, property operations expense of $4.1 million in the six months ended June 30, 2002 approximated the $4.5 million in 2001. For apartments, property operations expense decreased to $11.5 million in the six months ended June 30, 2002, from $17.2 million in 2001. The increase in commercial property operations expense was primarily attributable to the acquisition of Plaza on Bachman Creek in 2002. The decrease in hotel property operations expense was primarily due to the over estimation of expenses at Hotel Sofia in 2001. The decrease in apartment operations expense was primarily attributable to the sale of 17 apartments in 2001. Property operations expense is expected to decrease in the remainder of 2002 as a result of continued property sales.

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

Equity in gain on sale of real estate by equity investees decreased to $4.1 million and $8.3 million in the three and six months ended June 30, 2002, from $9.9 million and $11.4 million in 2001. The 2001 results are reported as a component of net income (loss) from continuing operations, while the 2002 results are reported as a component of net income (loss) from discontinued operations.

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

Interest expense of $16.4 million and $32.8 million in the three and six months ended June 30, 2002 approximated the $17.2 million and $33.3 million in 2001.

Depreciation and amortization expense of $3.8 million and $6.6 million in the three and six months ended June 30, 2002, approximated the $3.9 million and $7.3 million in 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2002, ARI's exposure to a change in interest rates on its debt is as follows:

                                             Weighted      Effect of 1%
                                              Average      Increase In
                                 Balance   Interest Rate    Base Rates
                                ---------  -------------   ------------
Notes payable:
   Variable rate .............  $ 81,124      10.715%      $        811
                                ========                   ============

Total decrease in ARI's annual
   net income ................                             $        811
                                                           ============

Per share ....................                             $        .07
                                                           ============

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting was held on July 8, 2002, at which stockholders were asked to consider and vote upon the election of Directors. At the meeting, stockholders elected the following individuals as Directors:


                                            Shares Voting
                                      -------------------------
                                                     Withheld
               Director                   For        Authority
     -----------------------------    -----------   -----------
     Earl D. Cecil ...............     7,511,832      31,978
     Collene C. Currie ...........     7,512,484      31,326
     Richard W. Humphrey .........     7,507,077      36,733
     Joseph Mizrachi .............     7,512,654      31,156

There were no abstentions or broker non-votes on the election of Directors.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:


 Exhibit
 Number                                Description
--------- ----------------------------------------------------------------------

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


                                            AMERICAN REALTY INVESTORS, INC.




Date: March 4, 2003                      By:  /s/ Ronald E. Kimbrough
     ---------------                        -----------------------------------
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




Date: March 4, 2003                            /s/ Ronald E. Kimbrough
     ----------------                        -----------------------------------
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

                         AMERICAN REALTY INVESTORS, INC.

                                   EXHIBITS TO

                        QUARTERLY REPORT ON FORM 10-Q/A/2

                       For the Quarter ended June 30, 2002





 Exhibit                                                                 Page
  Number                             Description                        Number
--------- ------------------------------------------------------------- ------

   99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted    42
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.