Form 10-Q/A
period 2002-09-30
AMERICAN REALTY INVESTORS INC
filed 2003-03-04
CIK 1102238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                                          ------------------


                         Commission File Number 1-15663
                                                -------


                         AMERICAN REALTY INVESTORS, INC.
             ------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No ___.
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                         11,375,127
----------------------------             ---------------------------------
          (Class)                        (Outstanding at October 31, 2002)

This Form 10-Q/A Amendment No. 1 amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as follows:


ITEM 1. FINANCIAL STATEMENTS

        Consolidated Statements of Operations - pages 4, 5

        NOTE 1. "BASIS OF PRESENTATION" - pages 9, 10
        NOTE 10. "OPERATING SEGMENTS - pages 23 - 25
        NOTE 11. "DISCONTINUED OPERATIONS" - pages 25, 26


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations - pages 38 - 41


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

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,       December 31,
                                                                      2002               2001
                                                                 -------------       ------------
                             Assets                          (dollars in thousands, except per share)
                             ------
Real estate held for investment ...........................       $   429,566        $   495,437
Less - accumulated depreciation ...........................          (107,318)          (121,777)
                                                                  -----------        -----------
                                                                      322,248            373,660

Real estate held for sale .................................           181,791            214,543

Notes and interest receivable
  Performing ($26,795 in 2002 and $18,896 in 2001 from
    affiliates) ...........................................            38,806             22,612
  Nonperforming ($6,632 in 2002 and $6,994 in 2001
    from affiliates) ......................................             7,650             10,347
                                                                  -----------        -----------
                                                                       46,456             32,959

Less--allowance for estimated losses ......................            (3,077)            (2,577)
                                                                  -----------        -----------
                                                                       43,379             30,382

Pizza parlor equipment ....................................            12,455             10,454
Less - accumulated depreciation ...........................            (4,567)            (3,747)
                                                                  -----------        -----------
                                                                        7,888              6,707

Leasehold interest - oil and gas properties ...............                --              4,719
Less - accumulated depletion ..............................                --                 (1)
                                                                  -----------        -----------
                                                                           --              4,718

Oilfield equipment ........................................                --                511
Less - accumulated depreciation ...........................                --                (21)
                                                                  -----------        -----------
                                                                           --                490

Marketable equity securities, at market value .............                68                 96
Cash and cash equivalents .................................             3,283                709
Investments in equity investees ...........................            82,996             77,933
Goodwill, net of accumulated amortization ($1,763 in
  2002 and 2001) ..........................................            11,858             11,858
Other intangibles, net of accumulated amortization
  ($948 in 2002 and $903 in 2001) .........................             1,651              1,678
Other assets ..............................................            39,893             35,989
                                                                  -----------        -----------
                                                                  $   695,055        $   758,763
                                                                  ===========        ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                              September 30,  December 31,
                                                                  2002          2001
                                                              ---------------------------
                                                                 (dollars in thousands,
                                                                    except per share)
             Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($6,929 in 2002 and $1,598 in
  2001 to affiliates) .......................................  $   380,738   $   412,704
Liabilities related to assets held for sale .................      124,309       151,594
Margin borrowings ...........................................       10,990        28,040
Accounts payable and other liabilities ($29,873 in 2002
  and $11,389 in 2001 to affiliates) ........................       89,618        48,960
                                                               -----------   -----------
                                                                   605,655       641,298


Minority interest ...........................................       19,589        27,612


Series F Preferred Stock, 3,968.75 shares in 2001
  (liquidation preference $3,969) ...........................           --         3,969

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000
  shares, issued and outstanding
  Series A, 3,324,910 shares in 2002 and 2,724,910 shares
    in 2001 (liquidation preference $33,249), including
    900,000 shares in 2002 and 300,000 shares in 2001
    held by subsidiaries ....................................        4,850         4,850
  Series E, 50,000 shares in 2002 and 2001 (liquidation
    preference $5,000) ......................................          100           100
Common Stock, $.01 par value, authorized 100,000,000
  shares; issued 11,375,127 shares in 2002 and 2001 .........          114           114
Paid-in capital .............................................       95,336        97,140
Accumulated deficit .........................................      (32,997)      (16,320)
Accumulated other comprehensive income ......................        2,408            --
                                                               -----------   -----------

                                                                    69,811        85,884
                                                               -----------   -----------
                                                               $   695,055   $   758,763
                                                               ===========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Three Months  For the Nine Months
                                                    Ended September 30,   Ended September 30,
                                                    -----------------------------------------
                                                      2002       2001       2002       2001
                                                    --------   --------   --------   --------
Property revenue                                     (dollars in thousands, except per share)
  Rents ..........................................  $ 26,545   $ 28,968   $ 77,966   $ 87,822
  Property operations expenses ...................    18,525     19,668     55,306     64,453
                                                    --------   --------   --------   --------
    Operating income .............................     8,020      9,300     22,660     23,369

Land operations
  Sales ..........................................    18,681      8,229     39,382     41,806
  Cost of sales ..................................    16,063      4,682     33,401     33,546
                                                    --------   --------   --------   --------
    Gain on land sales ...........................     2,618      3,547      5,981      8,260

Pizza parlor operations
  Sales ..........................................     9,274      8,723     27,550     25,282
  Cost of sales ..................................     7,645      7,164     22,392     20,715
                                                    --------   --------   --------   --------
    Gross margin .................................     1,629      1,559      5,158      4,567

Income from operations ...........................    12,267     14,406     33,799     36,196

Other income (loss)
  Interest income ................................       509        837      1,906      1,997
  Equity in loss of investees ....................    (4,790)    (3,137)   (14,023)    (8,425)
  Equity in gain on sale of real estate by
    equity investees .............................        --      6,589         --     17,969
  Loss on sale of investments in equity
    investees ....................................        --         --       (531)      (387)
  Gain on sale of real estate ....................        --     12,334         --     54,600
  Other ..........................................       190        (19)       516         58
                                                    --------   --------   --------   --------
                                                      (4,091)    16,604    (12,132)    65,812
Other expenses
  Interest .......................................    13,656     17,107     45,751     49,793
  Depreciation and amortization ..................     3,403      3,655      9,861     10,736
  General and administrative .....................     3,322      4,610      9,803      9,083
  Advisory fee to affiliate ......................     1,573      1,437      4,825      4,971
  Net income fee to affiliate ....................        --     (1,128)        --        638
  Incentive fee to affiliate .....................        --      1,642         --      7,477
  Writedown of assets held for sale ..............       445         --        445         --
  Minority interest ..............................       436      1,003      1,996      2,483
                                                    --------   --------   --------   --------
                                                      22,835     28,326     72,681     85,181

Net income (loss) from continuing operations .....   (14,659)     2,684    (51,014)    16,827

Discontinued operations:
  Loss from operations ...........................      (434)    (1,618)    (3,699)    (4,838)
  Gain on sale of real estate ....................    15,375         --     23,140         --
  Equity in gain on sale of real estate by
    equity investees .............................     6,616         --     14,896         --
                                                    --------   --------   --------   --------
Net income (loss) from discontinued operations ...    21,557     (1,618)    34,337     (4,838)

Net income (loss) ................................     6,898      1,066    (16,677)    11,989
Preferred dividend requirement ...................      (601)      (620)    (1,801)    (1,868)
                                                    --------   --------   --------   --------
Net income (loss) applicable to Common shares ....  $  6,297   $    446   $(18,478)  $ 10,121
                                                    ========   ========   ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                                For the Three Months                    For the Nine Months
                                                                 Ended September 30,                    Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                          2002                  2001                2002                  2001
                                                      -------------        --------------      --------------        --------------
                                                                       (dollars in thousands, except per share)
Earnings per share - basic and diluted

   Net income (loss) from continuing
      operations ...............................      $        (1.34)      $          .20       $        (4.64)      $         1.48

   Discontinued operations .....................                1.89                 (.16)                3.02                 (.48)
                                                      --------------       --------------       --------------       --------------

   Net income (loss) applicable to
      Common shares ............................      $          .55       $          .04       $        (1.62)      $         1.00
                                                      ==============       ==============       ==============       ==============
Weighted average Common shares used
   in computing earnings per share .............          11,375,127           10,193,217           11,375,127           10,141,840
                                                      ==============       ==============       ==============       ==============

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

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2002

                                                                                                        Accumulated
                                               Series A    Series E                                        Other
                                              Preferred   Preferred   Common     Paid-in   Accumulated Comprehensive  Stockholders'
                                                Stock       Stock      Stock     Capital     Deficit      Income          Equity
                                              ---------   ---------  --------   --------   ----------- -------------  -------------
                                                                  (dollars in thousands, except per share)

Balance, January 1, 2002 ..................    $  4,850   $    100   $    114   $ 97,140   $(16,320)    $     --       $ 85,884

Comprehensive income
  Foreign currency translation gain ......           --         --         --         --         --        2,408          2,408
  Net loss ...............................           --         --         --         --    (16,677)          --        (16,677)
                                                                                                                       --------
                                                                                                                        (14,269)

Common Stock dividends (pre-merger) .......          --         --         --        (25)        --           --            (25)

Preferred dividends
  Series A Preferred Stock ($.75 per
     share) ...............................          --         --         --     (1,778)        --           --         (1,778)
  Series E Preferred Stock ($.45 per
     share) ...............................          --         --         --        (23)        --           --            (23)

Other .....................................          --         --         --         22         --           --             22
                                               --------   --------   --------   --------   --------     --------       --------

Balance, September 30, 2002 ...............    $  4,850   $    100   $    114   $ 95,336   $(32,997)    $  2,408       $ 69,811
                                               ========   ========   ========   ========   ========     ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                      ----------------------------------
                                                                         2002                     2001
                                                                      ----------------------------------
                                                                              (dollars in thousands)
Cash Flows From Operating Activities
    Rents collected ................................................. $  86,322                $  98,787
    Pizza parlor sales collected ....................................    27,314                   25,075
    Interest collected ..............................................       979                      397
    Distributions received from equity investees'
      operating cash flow ...........................................        --                       53
    Payments for property operations ................................   (59,422)                 (79,693)
    Payments for pizza parlor operations ............................   (22,458)                 (20,804)
    Payments for oil and gas operations .............................        --                     (175)
    Interest paid ...................................................   (42,611)                 (45,691)
    Advisory fee paid to affiliate ..................................    (4,825)                  (4,971)
    Incentive fees paid to affiliate ................................        --                   (1,646)
    Distributions to minority interest holders ......................    (1,966)                  (2,697)
    General and administrative expenses paid ........................    (9,803)                  (9,079)
    Other ...........................................................    (5,746)                   1,239
                                                                      ---------                ---------
          Net cash used in operating activities .....................   (32,216)                 (39,205)

Cash Flows From Investing Activities
    Collections on notes receivable .................................     5,473                    4,929
    Pizza parlor equipment purchased ................................    (2,034)                  (1,066)
    Proceeds from sale of real estate ...............................    69,677                  102,415
    Notes receivable funded .........................................    (1,965)                 (13,959)
    Earnest money ...................................................       868                     (696)
    Investment in real estate entities ..............................    (2,554)                 (36,975)
    Acquisition of real estate ......................................    (1,359)                      --
    Construction and development ....................................   (12,303)                  (3,771)
    Real estate improvements ........................................    (3,492)                  (9,518)
    Settlement of interest rate swap contract .......................      (199)                      --
    Acquisition of leasehold interests ..............................        --                     (350)
    Purchase of oil field equipment .................................        --                     (361)
                                                                      ---------                ---------
          Net cash provided by investing activities .................    52,112                   40,648

Cash Flows from Financing Activities
    Proceeds from notes payable .....................................    80,893                  136,832
    Payments on notes payable .......................................   (95,280)                (144,314)
    Deferred borrowing costs ........................................    (4,684)                  (7,633)
    Net advances from affiliates ....................................    20,630                    1,028
    Margin borrowings, net ..........................................   (17,100)                  15,073
    Preferred dividends paid ........................................    (1,778)                  (1,454)
    Stock sale profits received from affiliate ......................        22                       --
    Repurchase of Common Stock ......................................        --                     (133)
    Common dividends paid ...........................................       (25)                      (5)
                                                                      ---------                ---------
          Net cash used in financing activities .....................   (17,322)                    (606)

          Net increase in cash and cash equivalents .................     2,574                      837

Cash and cash equivalents, beginning of period ......................       709                    4,177
                                                                      ---------                ---------
Cash and cash equivalents, end of period ............................ $   3,283                $   5,014
                                                                      =========                =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                      ----------------------------
                                                                         2002             2001
                                                                      ----------------------------
                                                                          (dollars in thousands)
Reconciliation of net income (loss) to net cash used in
    operating activities
    Net income (loss) ..............................................  $ (16,677)        $ 11,989
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities
       Depreciation and amortization ...............................     11,549           13,169
       Gain on sale of real estate .................................    (29,121)         (62,860)
       Writedown of assets held for sale ...........................        445               --
       Distributions from equity investees' operating
          cash flow ................................................         --               53
       Increase (decrease) in minority interest ....................         30             (214)
       Equity in income of investees ...............................       (873)          (9,544)
       Loss on sale of investments in equity investees .............        531              387
       Increase in accrued interest receivable .....................       (927)          (1,600)
       (Increase) decrease in other assets .........................        (96)          11,294
       Increase in accrued interest payable ........................      2,541               28
       Increase (decrease) in accounts payable and other
          liabilities ..............................................        382           (1,907)
                                                                      ---------         --------

          Net cash used in operating activities ....................  $ (32,216)        $(39,205)
                                                                      =========         ========


Schedule of noncash investing and financing activities

    Notes payable from acquisition of real estate ..................  $      --         $  2,549

    Notes payable assumed by buyer on sale of properties ...........     56,495           30,263

    Notes receivable from sale of real estate ......................     10,321            4,329

    Exchange of real estate at carrying value ......................         --            3,726

    Issuance of Series A Preferred Stock ...........................         --               35

    Issuance of Series F Preferred Stock ...........................         --            3,969

    Cancellation of Series F Preferred Stock .......................     (3,969)              --

    Note receivable from sales of leasehold interests ..............      1,300               --

    Sale of real estate to affiliate to satisfy debt ...............     24,886               --

    Acquisition of assets from affiliate to satisfy debt ...........    (16,268)              --

    Change in fair value of interest rate swap .....................        614               --

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

NOTE 2.    REAL ESTATE

In 2002, ARI purchased the following properties:

                                               Units/       Purchase   Net Cash        Debt         Interest    Maturity
      Property         Location             Sq.Ft./Acres     Price       Paid        Incurred         Rate        Date
--------------------  ----------           --------------  ----------  --------      --------       --------    --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/            Dallas, TX           80,278 Sq.Ft.   $ 3,103    $     --      $     --             --         --

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

In 2001, ARI purchased the following properties:

                                                            Purchase   Net Cash        Debt         Interest    Maturity
      Property         Location                Units         Price        Paid       Incurred         Rate        Date
--------------------  ----------           -------------   ----------  --------      --------       --------    --------
Second Quarter
Apartments
Glenwood               Addison, TX              168 Units  $    6,246  $     --/(1)/ $  2,549/(2)/      9.25%      10/04

---------------

(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with TCI, a related party.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


NOTE 2.    REAL ESTATE (Continued)

(2)  Assumed debt of seller. Exchanged with TCI, a related party.

In 2002, ARI sold the following properties:

                                                                                     Net Cash
                                                       Units/           Sales        Received/       Debt        Gain/(Loss)
    Property               Location                 Acres/Sq.Ft.        Price         (Paid)      Discharged       on Sale
----------------        --------------           ------------------  -----------     ---------    ----------     -----------
First Quarter
Apartments
Mallard Lake/(1)/       Greensboro, NC                336 Units      $    14,400     $      --    $    7,362     $        --
Villas                  Plano, TX                     208 Units            8,525         3,701         4,023           5,615

Land
Katrina                 Palm Desert, CA               2.1 Acres            1,323           (40)        1,237             978
Lakeshore Villas/(2)/   Harris County, TX            16.9 Acres            1,499           215            --              --
Rasor/(2)/              Plano, TX                    24.5 Acres            1,211           174            --              --
Thompson II             Dallas County, TX              .2 Acres               21            20            --             (11)
Vista Ridge             Lewisville, TX               10.0 Acres            1,525           130         1,220             401

Shopping Center
Oaktree Village/(2)/    Lubbock, TX                45,623 Sq.Ft.           2,302           131         1,389/(3)/         --

Second Quarter
Apartments
Oak Hill                Tallahassee, FL                92 Units            3,200           156/(4)/    2,550             527
Regency                 Tampa, FL                      78 Units            3,200           851         1,710          (1,458)
Stonebridge             Florissant, MO                100 Units            4,340         1,142         2,893           3,081

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.    REAL ESTATE (Continued)

                                                        Units/         Sales         Net Cash           Debt       Gain/(Loss)
      Property                Location               Acres/Sq.Ft.      Price      Received/(Paid)    Discharged      on Sale
--------------------    --------------------        --------------    -------     ---------------    ----------    -----------
Fourth Quarter
Apartments
Daluce                     Tallahassee, FL               112 Units    $ 3,634        $     779       $ 2,491/(3)/  $       772

Office Building
Melrose Business Park      Oklahoma City, OK        124,200 Sq.Ft.      1,890              953           817             1,408

Shopping Center
Alta Mesa                  Fort Worth, TX            59,933 Sq.Ft.      3,617            1,399         1,791                --

Land
Nashville                  Nashville, TN                 1.0 Acres        140               (4)          125                73
Varner Road                Riverside, CA               129.7 Acres      3,700              571            --             1,413

-----------------

/(1)/ Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
/(2)/ Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
/(3)/  Debt assumed by purchaser.
/(4)/  Represents dividends on and redemption of Innovo Preferred Stock. See
       NOTE 7. "NOTES PAYABLE."
/(5)/ Sold to TCI, a related party, to satisfy debt. Gain deferred until sale to unrelated party.
/(6)/ Sold to TCI, a related party, to satisfy debt. In September 2002, 36 acres sold to unrelated party. Remaining gain deferred until sale to unrelated party.

In 2001, ARI sold the following properties:

                                                        Units/         Sales         Net Cash           Debt       Gain/(Loss)
      Property                Location               Acres/Sq.Ft.      Price      Received/(Paid)    Discharged      on Sale
--------------------    --------------------        --------------    -------     ---------------   ------------   -----------
First Quarter
Apartments
Carriage Park              Tampa, FL                      46 Units    $ 2,005        $     757       $ 1,069       $       663
Rockborough                Denver, CO                    345 Units     16,675            3,654        12,215/(1)/       13,471

Land
Frisco Bridges             Collin County, TX            27.8 Acres      4,500            4,130            --                25
Katrina                    Palm Desert, CA              20.0 Acres      2,831             (124)          596               830/(2)/
Las Colinas                Las Colinas, TX               1.7 Acres        825              233           400               539
Plano Parkway              Plano, TX                    11.3 Acres      1,445              312           950                --
Scoggins                   Tarrant County, TX          232.8 Acres      2,913              892         1,800               181
Scout                      Tarrant County, TX          408.0 Acres      5,087            1,586         3,200             2,969
Tree Farm                  Dallas County, TX            10.4 Acres      2,888              (87)        2,644                75

Shopping Center
Regency Pointe             Jacksonville, FL           67,063 Sq.Ft.     7,350            5,126         1,500             2,232

Second Quarter
Apartments
Bent Tree                  Addison, TX                   292 Units     12,050            2,480         8,867             7,081
Glenwood                   Addison, TX                   168 Units      6,650            3,166         2,549              (581)
Kimberly Woods             Tucson, AZ                    279 Units      8,450            1,667         6,191/(1)/        6,053
Place One                  Tulsa, OK                     407 Units     12,935            3,310         7,539             8,623
Shadowood                  Addison, TX                   184 Units      7,125            1,980         4,320             4,644

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2.    REAL ESTATE (Continued)

                                                     Units/        Sales        Net Cash           Debt      Gain/(Loss)
     Property               Location              Acres/Sq.Ft.     Price      Received/(Paid)    Discharged    on Sale
    ----------             ----------            --------------   -------    -----------------  ------------ ------------
Second Quarter
Land
Katrina                  Palm Desert, CA           20.0 Acres     $ 2,940        $  78           $    --       $   616
Mason/Goodrich           Houston, TX               22.1 Acres       4,168          (34)            3,750         2,896
Plano Parkway            Plano, TX                 12.0 Acres         740          672                --          (991)
Yorktown                 Harris County, TX        120.4 Acres       5,239         (160)            4,991        (1,497)

Third Quarter
Apartments
Ashford                  Tampa, FL                   56 Units       2,145          593             1,182          (985)
Chalet I                 Topeka, KS                 162 Units       5,650        1,288             4,108/(1)/    3,952
Chalet II                Topeka, KS                  72 Units       2,100          485             1,550/(1)/      434
Club Mar                 Sarasota, FL               248 Units       8,500        1,905             6,199/(1)/    2,328
Covered Bridge           Gainesville, FL            176 Units       7,900        2,463             4,339         6,042
Crossing at Church       Tampa, FL                   52 Units       1,880          750               948           623

Land
Chase Oaks               Plano, TX                 22.3 Acres       2,875          663             2,027           871
Chase Oaks               Plano, TX                  4.9 Acres       1,973        1,832                --         1,416
Elm Fork                 Denton County, TX         10.0 Acres       1,002          (30)              958           283
Katrina                  Palm Desert, CA            6.1 Acres       1,196        1,108                --           570
Katrina                  Palm Desert, CA            2.2 Acres         800          (24)              737           514
Nashville                Nashville, TN              2.0 Acres          26           (1)               24           (82)
Nashville                Nashville, TN              1.2 Acres           8           --                 4           (59)
Rasor                    Plano, TX                  6.6 Acres         350          267                --            34

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

ARI's investment in real estate entities, accounted for using the equity method, at September 30, 2002 was as follows:

                       Percentage           Carrying           Equivalent
                        of ARI's            Value of            Investee          Market Value
                      Ownership at       Investment at       Book Value at      of Investment at
Investee           September 30, 2002  September 30, 2002  September 30, 2002  September 30, 2002
---------          ------------------  ------------------  ------------------  ------------------
IORI ............        28.49%             $   7,628          $   10,873           $   5,227
TCI .............        49.81                 68,508             107,340              66,302
                                            ---------                               ---------
                                               76,136                               $  71,529
                                                                                    =========

Other ...........                               6,860
                                            ---------
                                            $  82,996
                                            =========

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

Set forth below are summarized results of operations of equity investees for the nine months ended September 30, 2002:

      Revenues ...................................................   $  93,156
      Equity in loss of partnerships .............................      (1,344)
      Property operating expenses ................................      73,747
      Depreciation ...............................................      15,476
      Interest expense ...........................................      30,921
      Loss from discontinued operations ..........................      (1,587)
                                                                     ---------
      Loss before gains on sale of real estate ...................     (29,919)

      Gain on sale of real estate ................................      32,884
                                                                     ---------
      Net income .................................................   $   2,965
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

NOTE 7. NOTES PAYABLE

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                          Units/          Debt         Debt          Net Cash        Interest        Maturity
    Property           Location        Acres/Sq.Ft.     Incurred    Discharged    Received/(Paid)      Rate            Date
----------------   -----------------   ------------   -----------   ----------    ---------------    --------          ----
First Quarter
Land
Walker             Dallas County, TX     90.6 Acres   $     8,500      $ 8,500          $ (1,411)    11.250% /(1)/    01/03

Shopping Center
Plaza on Bachman
 Creek             Dallas, TX          80,278 Sq.Ft.        5,000           --             4,444      6.625  /(1)/    04/04

Second Quarter
Apartments
Lee Hills          Tallahassee, FL         16 Units         1,750  /(2)/   117               590      6.625  /(1)/    06/05
Valley Hi          Tallahassee, FL         54 Units            --  /(2)/   878                --         --              --
White Pines        Tallahassee, FL         85 Units            --  /(2)/    --                --         --              --

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. NOTES PAYABLE (Continued)

                                           Units/          Debt          Debt     Net Cash   Interest     Maturity
    Property           Location         Acres/Sq.Ft.     Incurred     Discharged  Received     Rate         Date
----------------   ----------------     ------------   ----------     ----------  --------   --------     --------
Second Quarter -
       Continued
Office Buildings
Four Hickory
     Centre        Farmers Branch, TX  221,000 Sq.Ft. $ 12,500 /(3)/ $       --  $  3,399    13.000%       05/03

Fourth Quarter
Shopping Center
University Square  Anchorage, AK        22,260 Sq.Ft.    1,250               --     1,229     8.500 /(1)/  10/17

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

                                                           Debt          Debt     Net Cash   Interest     Maturity
    Property           Location         Units/Sq.Ft.     Incurred     Discharged  Received     Rate         Date
----------------   ----------------     ------------   ----------     ----------  --------   --------     --------
First Quarter
Office Building
Rosedale Towers    Minneapolis, MN       84,798 Sq.Ft. $  5,109       $       --  $  5,109    12.000%       01/05 /(4)/
Two Hickory
    Centre         Farmers Branch, TX    96,127 Sq.Ft.    4,448               --     4,448    12.000        01/05 /(5)/

Second Quarter
Apartments
Bay Anchor         Panama City, FL           12 Units       255               --       203     5.000        05/03 /(6)/
Confederate Point  Jacksonville, FL         206 Units     1,929               --        --    12.000        04/05 /(7)/
Foxwood            Memphis, TN              220 Units     1,093               --        --    12.000        04/05 /(8)/
Governor Square    Tallahassee, FL          168 Units     4,480            3,196       611     7.120        05/07 /(6)/
Grand Lagoon       Panama City, FL           54 Units     2,083            1,209       655     5.000        05/03 /(6)/
Oak Hill           Tallahassee, FL           92 Units     2,550            1,875       478     5.000        05/03 /(6)(10)/
Park Avenue        Tallahassee, FL          121 Units     4,400            2,756     1,341     7.120        05/07 /(6)/
Seville            Tallahassee, FL           62 Units     1,955            1,263       473     5.000        05/03 /(6)/
Westwood           Mary Ester, FL           120 Units     3,382            2,327     1,023     7.570        05/12 /(6)/
Windsor Tower      Ocala, FL                 64 Units     1,989            1,128       702     5.000        05/03 /(6)/
Woodhollow         San Antonio, TX          546 Units     8,160            5,349     2,775     7.120        05/07 /(6)/
Woodsong           Smyrna, GA               190 Units     2,544               --        --    12.000        04/05 /(9)/

Office Building
One Hickory Centre Farmers Branch, TX   102,615 Sq.Ft.    4,468               --        --    12.000        04/05 /(11)/

----------------
(1)   Variable interest rate.

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

In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                      Debt
                                                Acres/Rooms/       Debt           Discharged/   Net Cash    Interest      Maturity
     Property               Location                Sq.Ft.       Incurred            (Paid)     Received      Rate          Date
     --------               --------                ------       --------            ------     --------      ----          ----
First Quarter
Land
Mason/Goodrich          Houston, TX                235.0 Acres     $  6,750        $     --     $ 6,302      14.00%        01/02
Pioneer Crossing        Austin, TX                 350.1 Acres        7,000              --       6,855      16.90         03/05
Pioneer Crossing        Austin, TX                  14.5 Acres        2,500              --       2,350      14.50         01/02

Second Quarter
Land
Hollywood Casino        Farmers Branch, TX          51.7 Acres        2,500/(1)/         --       1,916       9.00         04/03
Valwood                 Dallas County, TX           19.4 Acres           --/(1)/         --          --         --            --
Katrina                 Palm Desert, CA            300.5 Acres       22,000          15,584       4,417      12.50/(2)/    10/01
Jeffries Ranch          Oceanside, CA               82.4 Acres        5,250/(3)/        750       3,944      14.50         06/02
Willow Springs          Riverside, CA            1,485.7 Acres           --/(3)/         --          --         --            --

Hotel
Williamsburg
 Hospitality House      Williamsburg, VA/(4)/        296 Rooms       10,309              --       9,851      36.00         01/02

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. NOTES PAYABLE (Continued)

                                                                                                Net Cash
                                                Acres/Rooms/       Debt             Debt        Received/  Interest      Maturity
     Property               Location                Sq.Ft.       Incurred        Discharged      (Paid)      Rate          Date
     --------               --------                ------       --------        ----------       ----       ----          ----
Second Quarter - Continued
Shopping Center
Cullman                  Cullman, AL             92,486 Sq.Ft.     $    --/(3)/   $   129        $    --         --            --

Third Quarter
Apartments
Sun Hollow               El Paso, TX                216 Units           --/(5)/        --             --         --            --
Waters Edge III          Gulfport, MS               238 Units           --/(5)/        --             --         --            --
Woodlake                 Carrollton, TX             256 Units           --/(5)/        --             --         --            --

Office Building
Centura Tower            Farmers Branch, TX     410,910 Sq.Ft.      28,739         28,384           (526)     10.50%        07/02
Rosedale Towers          Minneapolis, MN         84,798 Sq.Ft.       7,500/(5)/        --          7,500       5.00         07/02

Land
Chase Oaks               Plano, TX                  6.9 Acres        1,633          1,000            425      13.00         03/03
Marine Creek             Fort Worth, TX            54.2 Acres        1,500            750            701       9.00         01/03
Mercer Crossing          Carrollton, TX            31.3 Acres        2,937          1,986             16      13.00         03/03
Vista Ridge              Lewisville, TX            90.3 Acres        9,085          9,119           (101)     13.00         03/03
Vista Ridge              Lewisville, TX            23.0 Acres        1,345          1,000            228      13.00         03/03

---------------------

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

                                                                          Inter-
      Three Months Ended       Commercial                     U.S.       national                 Pizza      Receivables/
      September 30, 2002       Properties   Apartments      Hotels        Hotels     Land        Parlors        Other        Total
      ------------------       ----------   ----------      ------        ------     ----        -------        -----        -----
Operating revenue .........      $  7,300      $ 9,073     $ 8,926       $ 1,250   $     15     $  9,274      $    (19)    $ 35,819
Interest income ...........            --           --          --            --         --           --           509          509
Operating expenses ........         4,030        6,129       6,315           675      1,358        7,645            18       26,170
                                 --------      -------     -------       -------   --------     --------      --------     --------
Operating income (loss) ...      $  3,270      $ 2,944     $ 2,611       $   575   $ (1,343)    $  1,629      $    472     $ 10,158
                                 ========      =======     =======       =======   ========     ========      ========     ========

Depreciation ..............      $  1,323      $   786     $   776       $   221   $     --     $    295      $      2     $  3,403
Interest ..................         2,202        2,329       1,088           338      4,617          212         2,870       13,656
Capital expenditures ......         5,194          211         387            --        759          810            --        7,361
Assets ....................       139,870       92,294      66,488        23,596    181,791       21,877        43,379      569,295

     Property Sales:                        Apartments                               Land                                    Total
                                            ----------                               ----                                    -----
     Sales price ..........                    $28,072                             $ 18,681                                $ 46,753
     Cost of sale .........                     12,697                               16,063                                  28,760
                                               -------                             --------                                --------
     Gain on sale .........                    $15,375                             $  2,618/(1)/                           $ 17,993
                                               =======                              =======                                ========

---------------------------

(1) Includes $34,000 gain recognized in September 2002 upon the sale of land by TCI to an unrelated party. The gain was deferred in June 2002 when the land was sold to TCI by ARI.

                                                                          Inter-
      Nine Months Ended        Commercial                     U.S.       national                 Pizza      Receivables/
     September 30, 2002        Properties   Apartments      Hotels        Hotels     Land        Parlors        Other        Total
     ------------------        ----------   ----------      ------        ------     ----        -------        -----        -----
Operating revenue .........      $ 23,310      $25,810     $24,628       $ 3,718   $     76     $ 27,550      $    424     $105,516
Interest income ...........            --           --          --            --         --           --         1,906        1,906
Operating expenses ........        13,644       16,351      17,734         1,998      5,438       22,392           141       77,698
                                 --------      -------     -------       -------   --------     --------      --------     --------
Operating income (loss) ...      $  9,666      $ 9,459     $ 6,894       $ 1,720   $ (5,362)    $  5,158      $  2,189     $ 29,724
                                 ========      =======     =======       =======   ========     ========      ========     ========

Depreciation ..............      $  3,674      $ 2,279     $ 1,939       $ 1,128   $     --     $    835      $      6     $  9,861
Interest ..................         8,268        8,093       3,211           368     16,013          631         9,167       45,751
Capital expenditures ......        12,227          759         745            --      2,064        2,034            --       17,829
Assets ....................       139,870       92,294      66,488        23,596    181,791       21,877        43,379      569,295

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. OPERATING SEGMENTS (Continued)

                               Commercial
Property Sales:                Properties   Apartments                                Land                                   Total
                               ----------   ----------                                ----                                   -----
Sales price ................    $  52,302    $  50,769                             $ 39,382                                $ 142,453
Cost of sale ...............       52,302       27,629                               33,401                                  113,332
                                ---------    ---------                             --------                                ---------
Gain on sale ...............    $      --    $  23,140                             $  5,981/(1)/                           $  29,121
                                =========    =========                             ========                                =========

--------------------------

(1) Includes $830,000 gain recognized in 2002 upon collection of note receivable for 2001 land sale.

                                                                          Inter-
      Three Months Ended       Commercial                     U.S.       national                 Pizza      Receivables/
      September 30, 2001       Properties   Apartments       Hotels       Hotels     Land        Parlors        Other        Total
      ------------------       ----------   ----------       ------       ------     ----        -------        -----        -----
Operating revenue ..........    $   7,783    $  10,919     $  8,750      $ 1,283   $     40     $  8,723      $    193     $  37,691
Interest income ............           --           --           --           --         --           --           837           837
Operating expenses .........        4,036        7,739        4,283        1,396      2,206        7,164             8        26,832
                                ---------    ---------     --------      -------   --------     --------      --------     ---------
Operating income (loss) ....    $   3,747    $   3,180     $  4,467      $  (113)  $ (2,166)    $  1,559      $  1,022     $  11,696
                                =========    =========     ========      =======   ========     ========      ========     =========

Depreciation ...............    $   1,229    $     879     $    629      $   554   $     --     $    345      $     19     $   3,655
Interest ...................        2,662        2,684        1,102          325      7,940          932         1,462        17,107
Capital expenditures .......        5,700           --          116           --      1,006          303            --         7,125
Assets .....................      166,811      115,326       68,024       25,952    228,476       21,626        34,284       660,499

Property Sales:                             Apartments                               Land                                    Total
                                            ----------                               ----                                    -----
Sales price ................                 $  28,175                             $  8,229                                $  36,404
Cost of sale ...............                    15,841                                4,682                                   20,523
                                             ---------                             --------                                ---------
Gain on sale ...............                 $  12,334                             $  3,547                                $  15,881
                                             =========                             ========                                =========

                                                                          Inter-
      Nine Months Ended        Commercial                     U.S.       national                 Pizza      Receivables/
     September 30, 2001        Properties   Apartments       Hotels       Hotels     Land        Parlors        Other        Total
     ------------------        ----------   ----------       ------       ------     ----        -------        -----        -----
Operating revenue ..........    $  22,635    $  36,860     $ 24,688      $ 3,009   $    145     $ 25,282      $    485     $ 113,104
Interest income ............           --           --           --           --         --           --         1,997         1,997
Operating expenses .........       12,432       23,583       18,781        2,821      6,750       20,715            86        85,168
                                ---------    ---------     --------      -------   --------     --------      --------     ---------
Operating income (loss) ....    $  10,203    $  13,277     $  5,907      $   188   $ (6,605)    $  4,567      $  2,396     $  29,933
                                =========    =========     ========      =======   ========     ========      ========     =========

Depreciation ...............    $   3,691    $   2,948     $  1,938      $ 1,204   $     --     $    931      $     24     $  10,736
Interest ...................        8,206       11,843        3,375          519     21,308          741         3,801        49,793
Capital expenditures .......       10,511           20          436        1,000      1,322        1,066           361        14,716
Assets .....................      166,811      115,326       68,024       25,952    228,476       21,626        34,284       660,499

                               Commercial
Property Sales:                Properties   Apartments                               Land                                    Total
                               ----------   ----------                               ----                                    -----
Sales price ................    $   7,350    $  94,065                             $ 41,806                                $ 143,221
Cost of sale ...............        5,058       41,757                               33,546                                   80,361
                                ---------    ---------                             --------                                ---------
Gain on sale ...............    $   2,292    $  52,308                             $  8,260                                $  62,860
                                =========    =========                             ========                                =========

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

For the three and nine months ended September 30, 2002 and 2001, income from discontinued operations relates to 15 properties and leasehold interest in oil and gas properties that ARI sold during the first nine months of 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                For the Three Months           For the Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                              -----------------------        ----------------------
Revenue                                                          2002           2001           2002           2001
                                                              --------        -------        -------        -------
  Rental .............................................        $    574        $ 3,841        $ 7,553        $11,023
  Property operations ................................             760          2,670          4,514          6,979
                                                              --------        -------        -------        -------
                                                                  (186)         1,171          3,039          4,044
Expenses
  Interest ...........................................             189          1,954          5,050          6,449
  Depreciation .......................................              59            835          1,688          2,433
                                                              --------        -------        -------        -------
                                                                   248          2,789          6,738          8,882
                                                              --------        -------        -------        -------

Net loss from discontinued operations ................            (434)        (1,618)        (3,699)        (4,838)

  Gain on sale of real estate ........................          15,375             --         23,140             --
  Equity in gain on sale of real estate by
     equity investees ................................           6,616             --         14,896             --
                                                              --------        -------        -------        -------
Net income (loss) from discontinued operations .......        $ 21,557        $(1,618)       $34,337        $(4,838)
                                                              ========        =======        =======        =======

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

In addition to the Matisse litigation, and the Olive litigation as discussed in
ITEM 2. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI's management, the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

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

Transitional Disclosures. Net income (loss) applicable to Common shares and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                                  Three Months Ended  Nine Months Ended
                                                                     September 30,       September 30,
                                                                  ------------------  ------------------
                                                                    2002      2001      2002      2001
                                                                  --------  --------  --------  --------
Net income (loss) applicable to Common shares ..................  $  6,297  $    446  $(18,478) $ 10,121
Add back:
   Amortization of costs in excess of net assets acquired ......        --        89        --       259
                                                                  --------  --------  --------  --------

Adjusted net income (loss) applicable to Common shares .........  $  6,297  $    535  $(18,478) $ 10,380
                                                                  ========  ========  ========  ========

Earnings per share:
   Net income (loss) applicable to Common shares ...............  $    .55  $    .04  $  (1.62) $   1.00
   Amortization of costs in excess of net assets acquired ......        --       .01        --       .02
                                                                  --------  --------  --------  --------
   Adjusted net income (loss) applicable to Common shares ......  $    .55  $    .05  $  (1.62) $   1.02
                                                                  ========  ========  ========  ========

Acquisitions. ARI made no acquisitions resulting in goodwill during the three and nine months ended September 30, 2002 and 2001.

Intangible Assets not Subject to Amortization. The carrying value of ARI's costs in excess of net assets acquired is as follows:

                                                                         September 30,     December 31,
                                                                             2002             2001
                                                                        --------------    -------------
Costs in excess of net assets acquired, net of accumulated
   amortization of $1,763 in 2002 and 2001 ...........................     $ 11,858         $ 11,858
                                                                           ========         ========

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

In 2002, ARI purchased the following property:

                                               Units/        Purchase    Net Cash        Debt       Interest    Maturity
   Property             Location            Sq.Ft./Acres       Price        Paid       Incurred        Rate        Date
  ----------           ----------          --------------   ---------   ----------    ----------   ----------  -----------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/           Dallas, TX            80,278 Sq.Ft.   $  3,103    $    --        $   --            --          --

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

Shopping Center
Alta Mesa/(2)/        Ft. Worth, TX         59,933 Sq.Ft.      3,797         --         1,804/(3)/    10.43       10/04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                                   Units/        Purchase    Net Cash        Debt       Interest    Maturity
        Property                Location        Sq.Ft./Acres       Price        Paid       Incurred        Rate        Date
       ----------              ----------      --------------   ----------  ----------    ----------   ---------   ----------
Second Quarter - Continued
Land
Pioneer Crossing               Austin, TX        79.4 Acres      $1,165      $ 1,213        $  --          --          --
Willow Springs                 Beaumont, CA      20.7 Acres         140          146           --          --          --


(1) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2) Property received from BCM, a related party, for forgiveness of debt. The purchase price was determined using a market rate multiple of net operating income.
(3)  Assumed debt of seller.

In 2002, ARI sold the following properties:

                                                     Units/         Sales        Net Cash           Debt       Gain/(Loss)
  Property               Location                 Acres/Sq.Ft.      Price     Received/(Paid)    Discharged      on Sale
-----------             ----------              ---------------    -------   ----------------   ------------   -----------
First Quarter
Apartments
Mallard Lake/(1)/       Greensboro, NC              336 Units     $ 14,400       $   --           $ 7,362       $     --
Villas                  Plano, TX                   208 Units        8,525        3,701             4,023          5,615

Land
Katrina                 Palm Desert, CA             2.1 Acres        1,323          (40)            1,237            978
Lakeshore Villas/(2)/   Harris County, TX          16.9 Acres        1,499          215                --             --
Rasor/(2)/              Plano, TX                  24.5 Acres        1,211          174                --             --
Thompson II             Dallas County, TX            .2 Acres           21           20                --            (11)
Vista Ridge             Lewisville, TX             10.0 Acres        1,525          130             1,220            401

Shopping Center
Oaktree Village/(2)/    Lubbock, TX              45,623 Sq.Ft.       2,302          131             1,389 /(3)/       --

Second Quarter
Apartments
Oak Hill                Tallahassee, FL              92 Units        3,200          156 /(4)/       2,550            527
Regency                 Tampa, FL                    78 Units        3,200          851             1,710         (1,458)
Stonebridge             Florissant, MO              100 Units        4,340        1,142             2,893          3,081

Office Building
Centura                 Dallas, TX              410,901 Sq.Ft.      50,000           --            43,739 /(3)/       -- /(5)/

Land
Hollywood Casino        Farmers Branch, TX         42.8 Acres       16,987           --             6,222 /(3)/       -- /(5)/
Marine Creek            Ft. Worth, TX              54.2 Acres        3,700           --             1,500 /(3)/       -- /(5)/
Mason Goodrich          Houston, TX                 7.9 Acres          672           46               554            268
Mason Goodrich          Houston, TX                10.3 Acres        1,444           93             1,225            895
Mason Goodrich          Houston, TX                18.0 Acres        2,790           --             2,690 /(3)/       -- /(5)/
Monterrey               Riverside, CA              61.0 Acres        4,625           --                --             34 /(6)/
Nashville               Nashville, TN              16.6 Acres        1,890           --               955 /(3)/       -- /(5)/

Third Quarter
Apartments
Conradi House           Tallahassee, FL              98 Units        1,809          388             1,047            452
Lee Hills               Tallahassee, FL              16 Units          445          355                --            131
Morning Star            Tallahassee, FL              82 Units        2,217          718             1,187            638
Pheasant Ridge          Bellevue, NE                264 Units       10,400        2,576             6,237          6,763
Stonegate               Tallahassee, FL              83 Units        1,785          486             1,026           (124)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                                                                       Net Cash
                                                           Units/           Sales      Received/      Debt       Gain/(Loss)
            Property               Location             Acres/Sq.Ft.        Price        (Paid)    Discharged      on Sale
           ----------             ----------           --------------     ---------   ----------  ------------  ------------
Third Quarter  - Continued
Apartments - Continued
Valley Hi                       Tallahassee, FL              54 Units      $ 1,452    $    75      $ 1,159        $   436
White Pines                     Tallahassee, FL              85 Units          764         10          593            (49)
Woodsong                        Smyrna, GA                  190 Units        9,200        (45)       8,196          7,128

Land
Elm Fork                        Denton County, TX          14.5 Acres        2,745       (105)       2,633          1,615
Elm Fork                        Denton County, TX          14.2 Acres        1,526        (54)         701            527
Elm Fork                        Denton County, TX          16.7 Acres        1,617       (299)       1,554            429
Katrina                         Palm Desert, CA            80.0 Acres        6,778     (1,382)       2,500         (2,045)
Messick                         Palm Desert, CA            71.0 Acres        6,015       (163)       1,300          2,058

Fourth Quarter
Apartments
Daluce                          Tallahassee, FL             112 Units        3,634        779        2,491 /(3)/      772

Office Building
Melrose Business Park           Oklahoma City, OK       124,200 Sq.Ft.       1,890        953          817          1,408

Shopping Center
Alta Mesa                       Fort Worth, TX           59,933 Sq.Ft.       3,617      1,399        1,791             --

Land
Nashville                       Nashville, TN               1.0 Acres          140         (4)         125             73
Varner Road                     Riverside, CA             129.7 Acres        3,700        571           --          1,413

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

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                              Units/          Debt         Debt          Net Cash        Interest      Maturity
      Property           Location          Acres/Sq.Ft.     Incurred    Discharged    Received/(Paid)      Rate          Date
     ----------         ----------        --------------   ----------  ------------  ----------------   ----------    ----------
First Quarter
Land
Walker               Dallas County, TX      90.6 Acres      $8,500       $ 8,500          $(1,411)       11.250%/(1)/    01/03

Shopping Center
Plaza on Bachman
 Creek               Dallas, TX           80,278 Sq.Ft.      5,000            --            4,444         6.625 /(1)/    04/04

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                                   Units/           Debt          Debt      Net Cash    Interest   Maturity
     Property                Location           Acres/Sq.Ft.      Incurred     Discharged   Received      Rate        Date
    ----------              ----------         --------------    ----------   ------------ ----------  ---------  ---------
Second Quarter
Apartments
Lee Hills                Tallahassee, FL            16 Units      $1,750/(2)/     $ 117      $ 590      6.625%/(1)/  06/05
Valley Hi                Tallahassee, FL            54 Units          --/(2)/       878         --         --           --
White Pines              Tallahassee, FL            85 Units          --/(2)/        --         --         --           --

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

                                                                     Debt          Debt      Net Cash    Interest     Maturity
     Property              Location             Units/Sq.Ft.     Incurred     Discharged   Received       Rate        Date
    ----------            ----------          ---------------   ----------   ------------ ----------  -----------  ----------
First Quarter
Office Building
Rosedale Towers         Minneapolis, MN           84,798 Sq.Ft.     $ 5,109      $  --     $5,109        12.000%    01/05/(4)/
Two Hickory Centre      Farmers Branch, TX        96,127 Sq.Ft.       4,448         --      4,448        12.000     01/05/(5)/

Second Quarter
Apartments
Bay Anchor              Panama City, FL               12 Units          255         --        203         5.000     05/03/(6)/

Confederate Point       Jacksonville, FL             206 Units        1,929         --         --        12.000     04/05/(7)/
Foxwood                 Memphis, TN                  220 Units        1,093         --         --        12.000     04/05/(8)/
Governor Square         Tallahassee, FL              168 Units        4,480      3,196        611         7.120     05/07/(6)/
Grand Lagoon            Panama City, FL               54 Units        2,083      1,209        655         5.000     05/03/(6)/
Oak Hill                Tallahassee, FL               92 Units        2,550      1,875        478         5.000     05/03/(6)(10)/
Park Avenue             Tallahassee, FL              121 Units        4,400      2,756      1,341         7.120     05/07/(6)/
Seville                 Tallahassee, FL               62 Units        1,955      1,263        473         5.000     05/03/(6)/
Westwood                Mary Ester, FL               120 Units        3,382      2,327      1,023         7.570     05/12/(6)/
Windsor Tower           Ocala, FL                     64 Units        1,989      1,128        702         5.000     05/03/(6)/
Woodhollow              San Antonio, TX              546 Units        8,160      5,349      2,775         7.120     05/07/(6)/
Woodsong                Smyrna, GA                   190 Units        2,544         --         --        12.000     04/05/(9)/

Office Building
One Hickory Centre      Farmers Branch, TX       102,615 Sq.Ft.       4,468         --         --        12.000     04/05/(11)/

-----------------
(1)  Variable interest rate.

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

Rents decreased to $26.5 million and $78.0 million in the three and nine months ended September 30, 2002, from $29.0 million and $87.8 million in 2001. Rents from commercial properties increased to $23.3 million for the nine months ended September 30, 2002, from $22.6 million in 2001, rent from hotels increased to $28.3 million in the nine months ended September 30, 2002, from $27.7 million in 2001 and rent from apartments decreased to $25.8 million in the nine months ended September

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

30, 2002, from $36.9 million in 2001. The increase in commercial property rents was primarily attributable to increased occupancy, the increase in hotel property rents was primarily attributable to increases in occupancy and average rate at Hotel Sofia in 2002 and the decrease in apartment rent was primarily attributable to the sale of 17 apartments in 2001. Rental income is expected to decrease in the remainder of 2002 as a result of continued property sales.

Property operations expense decreased to $18.5 million and $55.3 million in the three and nine months ended September 30, 2002, from $19.7 million and $64.5 million in 2001. Property operations expense for commercial properties increased to $13.6 million in the nine months ended September 30, 2002, from $12.4 million in 2001. For hotels, property operations expense decreased to $19.7 million in the nine months ended September 30, 2002, from $21.6 million in 2001. For land, property operations expense decreased to $5.4 million in the nine months ended September 30, 2002 from $6.7 million in 2001. For apartments, property operations expense decreased to $16.4 million in the nine months ended September 30, 2002, from $23.6 million in 2001. The increase in commercial property operations expense was primarily attributable to the acquisition of Plaza on Bachman Creek in 2002. The decrease in hotel property operations expense was primarily attributable to the over-estimation of expenses at Hotel Sofia in 2001. The decrease in land property operations expense was primarily attributable to reduced professional services fees in 2002. The decrease in apartment property operations expense was primarily attributable to the sale of 17 apartments in 2001. Property operations expense is expected to decrease in the remainder of 2002 as a result of continued property sales.

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

Equity in loss of investees decreased to $(4.8) million and $(14.0) million in the three and nine months ended September 30, 2002, from $(3.1) million and $(8.4) million in 2001. The decrease was attributable to increased net losses for TCI and IORI in 2002.

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

Interest expense decreased to $13.7 million and $45.8 million in the three and nine months ended September 30, 2002, from $17.1 million and $49.8 million in 2001. The decrease was primarily attributable to the sale of 17 apartments in 2001. Also in the nine months ended September 30, 2002, ARI recognized $813,000 loss on an interest rate swap contract. See NOTE 14. "DERIVATIVE FINANCIAL INSTRUMENTS."

Depreciation and amortization expense decreased to $3.4 million and $9.9 million in the three and nine months ended September 30, 2002, from $3.7 million and $10.7 million in 2001. The decrease was primarily attributable to the sale of 17 apartments in 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2002, ARI's exposure to a change in interest rates on its debt is as follows:

                                                                   Weighted      Effect of 1%
                                                                    Average       Increase In
                                                     Balance     Interest Rate    Base Rates
                                                     -------     -------------   ------------
Notes payable:
 Variable rate ...................................   $76,394        10.618%          $ 764
                                                     =======                         =====

Total decrease in ARI's annual net income ........                                   $ 764
                                                                                     =====

Per share ........................................                                   $ .07
                                                                                     =====

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

                            -------------------------

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

 Exhibit
 Number                       Description
--------- ----------------------------------------------------------------------
  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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



                                        AMERICAN REALTY INVESTORS, INC.



Date:  March 4, 2003                    By: /s/ Ronald E. Kimbrough
     ------------------------              -------------------------------------
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


1.   I have reviewed this quarterly report on Form 10-Q/A of ARI;

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


Date:  March 4, 2003                        /s/ Ronald E. Kimbrough
     ---------------------                  ------------------------------------
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

                         AMERICAN REALTY INVESTORS, INC.

                                   EXHIBITS TO

                         QUARTERLY REPORT ON FORM 10-Q/A

                    For the Quarter ended September 30, 2002


 Exhibit                                                                  Page
  Number                  Description                                    Number
--------- ------------------------------------------------------------   ------
   99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.       47