Form 10-K
period 2002-12-31
AMERICAN REALTY INVESTORS INC
filed 2003-04-14
CIK 1102238

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

                     For the Year Ended December 31, 2002
                        Commission File Number 1-15663

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

                                     NONE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes [_]  No [X]

   The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the New York Stock Exchange as of June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $25,700,922 based upon a total of 2,302,950 shares held as of June 28, 2002 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 19, 2003, there were 11,375,127 shares of common stock outstanding.

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

================================================================================

                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K

                                                                                               Page
                                                                                               ----

                                            PART I

Item 1.  Business.............................................................................   3

Item 2.  Properties...........................................................................   7

Item 3.  Legal Proceedings....................................................................  21

Item 4.  Submission of Matters to a Vote of Security Holders..................................  21

                                           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................  22

Item 6.  Selected Financial Data..............................................................  25

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  26

Item 7A. Quantitative and Qualitative Disclosures Regarding Market Risk.......................  40

Item 8.  Consolidated Financial Statements and Supplementary Data.............................  41

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  93

                                           PART III

Item 10. Directors, Executive Officers and Advisor of the Registrant..........................  93

Item 11. Executive Compensation...............................................................  97

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  99

Item 13. Certain Relationships and Related Transactions....................................... 100

                                           PART IV

Item 14. Controls and Procedures.............................................................. 107

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................... 107

Signature Page................................................................................ 109

                                    PART I

ITEM 1.  BUSINESS

   In August 2000, American Realty Investors, Inc. ("ARI"), a Nevada corporation, acquired American Realty Trust, Inc. ("ART"), a Georgia corporation and National Realty, L.P. ("NRLP"), a Delaware partnership.

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

   The acquisition transaction was closed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI Common Stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART's preferred stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. The NRLP units of limited partner interest ceased trading on the American Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000. ART and NRLP became wholly-owned subsidiaries of ARI. For financial reporting purposes, the transaction is treated as the purchase of NRLP by ART; accordingly, the historical information presented for ARI is that of ART.

   On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. ("TCI"), and Income Opportunity Realty Investors, Inc. ("IORI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the "Olive Litigation"). In February 2002, the court granted final approval of the proposed settlement (the "Olive Settlement"). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfills the obligations under the Olive Settlement, and the Olive Litigation has been dismissed with prejudice.

   After the tender offers, ARI owned 64.8% of the outstanding shares of TCI and 46.9% of the outstanding shares of IORI. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors. Two of the directors of TCI and IORI also serve as directors of ARI.

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

   ARI, through its wholly owned subsidiary, Milano Restaurants International, Inc. ("MRI"), operates and franchises several quick-service restaurant concepts including pizzerias featuring pizza delivery, carry-out and dine-in under the trademarks "Me-N-Ed's Pizzerias," "Me-N-Ed's Slices" and "Angelo & Vito's Pizzerias". The first Me-N-Ed's Pizzeria opened in 1958. At December 31, 2002, there were 58 restaurants in operation, consisting of 46 owned and 12 franchised. Three of the restaurants were located in Texas and the remainder were in California. In addition to the Pizzerias, MRI has developed two new concepts: Pizzeria del Pane, a bakery/ cafe concept and Zia Mia's Cucina Italiana, a full service Italian restaurant to open in 2003.

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

   On June 30, 2002, ARI obtained 74.31% interest in Realty Advisors Korea, Ltd. ("RAK"), a Korean real estate advisory company, from Basic Capital Management, Inc. ("BCM"), which is the contractual advisor to ARI and a related party, for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI's receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK's assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK's net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction. RAK was incorporated in July 2001. RAK will serve as an advisor to a "corporate restructuring vehicle" Real Estate Investment Trust ("CR-REIT") that will initially invest in office buildings in Korea and throughout the world. The CR-REIT's objective is to increase its market capitalization to $400 million in managed properties by the end of 2003. Realty Korea CR-REIT Co., Ltd. No. 1, that is advised by RAK, obtained preliminary approval from the South Korean government in March 2003.

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

   In addition to its equity investments in real estate, ARI has also invested in private and open market purchases of the equity securities of IORI and TCI, both affiliates of ARI. See ITEM 2. "PROPERTIES--Investments in Real Estate Companies and Real Estate Partnerships."

Management of the Company

   Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, its day-to-day operations are performed by BCM, a contractual advisor under the supervision of the Board. The duties of BCM include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. BCM also serves as a consultant in connection with ARI's business plan and investment policy decisions made by the Board. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and ARI. As of March 19, 2003, BCM owned 6,666,744 shares of ARI's Common Stock, approximately 58.6% of the shares then outstanding. BCM is more fully described in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   BCM has been providing advisory services to ARI since February 6, 1989. BCM also serves as advisor to IORI and TCI. The officers of ARI are also officers of IORI, TCI and BCM. Two of the Directors of ARI also serve as directors of IORI and TCI. Affiliates of BCM have provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, and Carmel Realty, Inc. ("Carmel") provide such property management services. Triad and Carmel subcontract with other entities for property-level management services. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 12 of ARI's commercial properties (shopping centers, office buildings and a merchandise mart) to Regis Realty, Inc. ("Regis"), a related party, which was a company owned by GS Realty Services, Inc. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Realty I, LLC ("Regis I"), has provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed ARI's eight hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, has managed ARI's eight hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

   Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. "DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT--The Advisor."

   ARI has no employees itself, but MRI has 861 employees and RAK has eight employees. Employees of BCM render services to ARI.

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

   The quick-service restaurant industry is extremely competitive with respect to price, service, location and food quality. MRI and its franchisees compete with a variety of other restaurants in the quick-service restaurant industry, including those that offer dine-in, carry-out and delivery services. These competitors include national and regional chains, franchisees of other restaurant chains and local owner-operated restaurants. Some of these competitors have been in existence longer and have an established market presence in certain geographic regions, and some have substantially greater financial, marketing and other resources than MRI and its franchisees. MRI competes for qualified franchisees with many other restaurant concepts, including national and regional restaurant chains.

   MRI's success is largely dependent upon the efforts of its management and other key personnel. The loss of the service of one or more members of management could have an adverse effect on MRI's operations. Significant transitions in management involve important risks, including potential loss of key personnel, difficulties in implementing changes to operational strategies and maintaining relationships with franchisees.

   At December 31, 2002, MRI owned and operated 46 and franchised 12 pizza parlors. The results achieved by MRI's relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of MRI's relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on MRI's results of operations than would be the case in a company owning more pizza parlors.

   MRI's existing pizza parlors, both owned and franchised, are located in California or Texas. At December 31, 2002, there were 55 pizza parlors in California and three in Texas. Accordingly, MRI's results of operations may be affected by economic or other conditions in those regions. Also, given MRI's present geographic concentration, publicity relating to MRI's pizza parlors could have a more pronounced effect on MRI's overall sales than might be the case if MRI's pizza parlors were geographically dispersed.

   All of MRI's owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent. There can be no assurance that MRI will be able to renew leases upon expiration or that the lease terms upon renewal will be as favorable as the current lease terms. In 2002, MRI opened two new company-owned stores, bought two stores from franchisees, sold four company-owned stores to franchisees, sold one company-owned store to another pizza company and distributed two franchised stores to a former partner upon dissolution of a partnership. In 2003, MRI plans to construct and open four new company-owned stores.

ITEM 2.  PROPERTIES

   ARI's principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for ARI's present operations.

   Details of ARI's real estate and mortgage notes receivable portfolios at December 31, 2002, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The discussions set forth below under the headings "Real Estate" and "Mortgage Loans" provide certain summary information concerning ARI's real estate and mortgage notes receivable portfolios.

   At December 31, 2002, no single asset accounted for 10% or more of total assets. At December 31, 2002, 65% of ARI's assets consisted of real estate, 12% consisted of notes and interest receivable, 11% consisted of investments in equity investees, including IORI and TCI, and 3% consisted of pizza parlor equipment and goodwill. The remaining 9% of ARI's assets were cash, cash equivalents, marketable equity securities, other intangibles and other assets. The percentage of assets invested in any one category is subject to change and no assurance can be given that the composition of ARI's assets in the future will approximate the percentages listed above.

   ARI's real estate is geographically diverse. At December 31, 2002, ARI's real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under "Real Estate" below. ARI also holds mortgage notes receivable secured by real estate located in the Southeast, Southwest, Pacific and Midwest regions of the continental United States. See SCHEDULE IV to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of ARI's notes receivable portfolio.

Geographic Regions

                   [GEOGRAPHIC REGION MAP]

   Northeast region comprised of the states of Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York,Pennsylvania, Rhode Island and Vermont, and the District of Columbia. ARI has no properties in this region.

Southeast region comprised of the states of Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina,
Tennessee and Virginia. ARI has 21 apartments, 3 commercial properties and 2 hotels in this region.

Southwest region comprised of the states of Arizona, Arkansas, Louisiana, New Mexico, Oklahoma and Texas. ARI has 9 apartments and 6 commercial properties in this region.

Midwest region comprised of the states of Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri,
Nebraska, North Dakota, Ohio, South Dakota, West Virginia and
Wisconsin. ARI has 5 apartments, 1 commercial properties and 1 hotel in this region.

Mountain region comprised of the states of Colorado, Idaho, Montana, Nevada, Utah and Wyoming. ARI has 2 commercial properties and 1 hotel in this region.

Pacific region comprised of the states of Alaska, California, Hawaii, Oregon and Washington. ARI has 2 commercial properties and 4 hotels in this region.


--------

   Excluded from above are 41 parcels of improved and unimproved land, a hotel in Sofia, Bulgaria and a single family residence, as described below.

Real Estate

   At December 31, 2002, 77% of ARI's assets were invested in real estate and the equity securities of IORI and TCI. ARI invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. ARI's real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of IORI and TCI.

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

   The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 41 parcels of improved and unimproved land, a hotel in Sofia, Bulgaria and a single family residence, described below) at December 31, 2002.

                                                Commercial
                    Region           Apartments Properties Hotels
                    ------           ---------- ---------- ------
                      Midwest.......     22%        16%      14%
                      Mountain......     --         39       11
                      Pacific.......     --         11       46
                      Southeast.....     44         15       29
                      Southwest.....     34         19       --
                                        ---        ---      ---
                                        100%       100%     100%
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

   Excluded from the table above are a 136 room hotel in Sofia, Bulgaria, a single family residence in Dallas, Texas and 41 parcels of improved and unimproved land consisting of: a 44.4 acre land parcel in Las Colinas, Texas; seven parcels of land in Dallas County, Texas, totaling 392.4 acres; four parcels of land in Irving, Texas, totaling 278.5 acres; an 82.4 acre land parcel in Oceanside, California; four parcels of land in Tarrant County, Texas, totaling 129.8 acres; a 130.6 acre land parcel in Harris County, Texas; a 20.6 acre land parcel in Collin County, Texas; eight parcels of land in Farmers Branch, Texas, totaling 83.5 acres; an 11.8 acre land parcel in Plano, Texas; a 1,150.3 acre land parcel in Austin, Texas; a 199.9 acre parcel of land in Palm Desert, California; a 63.3 acre land parcel in Travis County, Texas; an 84.0 acre parcel of land in Houston, Texas; an 85.2 acre land parcel in Lewisville, Texas; a 7.6 acre land parcel in Carrollton, Texas; a 113.8 acre land parcel in Nashville, Tennessee; a 105.4 acre parcel of land in Denton County, Texas; and five additional land parcels totaling approximately 84.0 acres. See Schedule III to the Consolidated Financial Statements included at ITEM 8. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for a detailed description of ARI's real estate portfolio.

   A summary of the activity in the owned real estate portfolio during 2001 is as follows:

    Owned properties at January 1, 2002................................ 133
    Properties purchased (excluding additions to existing land parcels)   3
    Property obtained in exchange for land and other property..........   1
    Properties exchanged for other properties..........................  (2)
    Properties sold (excluding partial sales).......................... (35)
                                                                        ---
    Owned properties at December 31, 2002.............................. 100
                                                                        ===

   Operating Properties. Set forth below are ARI's operating properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2002, 2001 and 2000 for apartments and commercial properties and average occupancy during 2002, 2001 and 2000 for hotels:

                                                                     Rent Per Square Foot   Occupancy%
                                                                     -------------------- --------------
       Property              Location        Units/Square Footage     2002   2001   2000  2002 2001 2000
       --------         ------------------ ------------------------- ------ ------ ------ ---- ---- ----
Apartments
Arlington Place........ Pasadena, TX       230 Units/205,476 Sq. Ft. $  .75 $  .73 $  .68  94   97   93
Bay Anchor............. Panama City, FL      12 Units/10,700 Sq. Ft.    .56    .55    .53 100  100  100
Bridgestone............ Friendswood, TX      76 Units/65,519 Sq. Ft.    .74    .71    .68  92   93   99
Chateau................ Bellevue, NE        115 Units/99,220 Sq. Ft.    .71    .71    .68  96   94   97
Chateau Bayou.......... Ocean Springs, MS  122 Units/105,536 Sq. Ft.    .67    .67    .65  94   97   89
Confederate Point...... Jacksonville, FL   206 Units/277,860 Sq. Ft.    .63    .61    .59  95   98   96
Falcon House........... Ft. Walton, FL       82 Units/71,220 Sq. Ft.    .65    .64    .63  98  100   95
Foxwood................ Memphis, TN        220 Units/212,000 Sq. Ft.    .61    .58    .55  85   91   90
Georgetown............. Panama City, FL      44 Units/36,160 Sq. Ft.    .66    .65    .62 100   93  100
Governor Square........ Tallahassee, FL    168 Units/146,550 Sq. Ft.    .66    .65    .63  95   95   95
Greenbriar............. Tallahassee, FL      50 Units/36,600 Sq. Ft.    .79    .77    .74  92   90   98
La Mirada.............. Jacksonville, FL   320 Units/341,400 Sq. Ft.    .56    .56    .54  93   87   88
Lake Chateau........... Thomasville, GA      98 Units/65,800 Sq. Ft.    .60    .59    .57  81   81   95
Landings/Marina........ Pensacola, FL        52 Units/34,464 Sq. Ft.    .74    .72    .69  96   94   92
Marquis of Vista Ridge. Lewisville, TX     288 Units/238,176 Sq. Ft.    .91      *      *  46    *    *
Mediterranean Villas... San Antonio, TX    140 Units/158,960 Sq. Ft.    .55    .55    .50  84   89   96
Northside Villas....... Tallahassee, FL     81 Units/134,000 Sq. Ft.    .65    .63    .61  99   93   97
Oak Tree............... Grandview, MO      189 Units/160,591 Sq. Ft.    .65    .65    .62  89   91   89
Park Avenue............ Tallahassee, FL     121 Units/78,979 Sq. Ft.    .89    .87    .83  98   94   98
Pinecrest.............. North Augusta, SC  120 Units/113,790 Sq. Ft.    .50      *      *  91    *    *
Quail Point............ Huntsville, AL     184 Units/202,602 Sq. Ft.    .47    .47    .46  90   89   90
Regency................ Lincoln, NE        106 Units/111,700 Sq. Ft.    .64    .63    .62  94   96   93
Rolling Hills.......... Tallahassee, FL    134 Units/115,730 Sq. Ft.    .67    .66    .63  95   97   96
Seville................ Tallahassee, FL      62 Units/63,360 Sq. Ft.    .61    .59    .57  97   95   97
Sun Hollow............. El Paso, TX        216 Units/156,000 Sq. Ft.    .72    .71    .65  91   84   97
Sunset................. Odessa, TX         240 Units/160,400 Sq. Ft.    .47    .45    .41  89   88   85
Tiberon Trails......... Merrillville, IN   376 Units/317,821 Sq. Ft.    .76      *      *  94    *    *
Villa Del Mar.......... Wichita, KS        162 Units/128,004 Sq. Ft.    .62    .62    .56  86   91   91
Villager............... Ft. Walton, FL       33 Units/22,840 Sq. Ft.    .77    .76    .73  88   94   91
Waters Edge III........ Gulfport, MS       238 Units/212,216 Sq. Ft.    .63    .63    .62  90   90   92
Westwood............... Mary Ester, FL      120 Units/93,000 Sq. Ft.    .72    .71    .63  98   88   93
Whispering Pines....... Topeka, KS         320 Units/299,264 Sq. Ft.    .81    .83    .79  91   94   97
Windsor Tower.......... Ocala, FL            64 Units/66,000 Sq. Ft.    .55    .54    .50  97   94   98
Woodhollow............. San Antonio, TX    546 Units/348,692 Sq. Ft.    .68    .67    .65  84   96   89
Woodlake............... Carrollton, TX     256 Units/210,208 Sq. Ft.    .85    .84    .78  89   94   99

Office Buildings
56 Expressway.......... Oklahoma City, OK             54,649 Sq. Ft.  11.43  11.47  11.23  71   66   77
Cooley Building........ Farmers Branch, TX            27,000 Sq. Ft.  11.49  11.69   9.25 100   69  100
Encino Executive Plaza. Encino, CA                   177,211 Sq. Ft.  26.60  26.98  25.17  77   65   78
Executive Court........ Memphis, TN                   41,840 Sq. Ft.  11.24  11.06  11.04   0   73  100
Four Hickory Centre.... Farmers Branch, TX           226,911 Sq. Ft.     **     **     **  **   **   **
One Hickory Centre..... Farmers Branch, TX           102,615 Sq. Ft.  20.42  18.95  19.90  74   99   72
Two Hickory Centre..... Farmers Branch, TX            96,127 Sq. Ft.  21.23  20.89  21.07  93   75   33
University Square...... Anchorage, AK                 22,260 Sq. Ft.  15.54  14.73  14.07 100  100   97

Shopping Centers
Collection............. Denver, CO                   267,812 Sq. Ft.  11.13  10.43   9.83  85   88   96
Cross County Mall...... Mattoon, IL                  304,575 Sq. Ft.   5.34   5.24   5.10  87   93   94
Cullman................ Cullman, AL                   92,466 Sq. Ft.   3.39   3.38   3.27  91   98   98
Plaza on Bachman Creek. Dallas, TX                    80,278 Sq. Ft.  10.73      *      *  76    *    *
Westwood............... Tallahassee, FL              149,855 Sq. Ft.   7.00   6.87   6.74  91   97   93

Merchandise Mart
Denver Mart............ Denver, CO                   509,008 Sq. Ft.  11.48  11.20  10.98  92   92   90

Single Family Residence
Tavel Circle........... Dallas, TX                     2,271 Sq. Ft.     --     --     --  --   --   --

                                                                                              Total Room Revenue
                                                                                                  Divided by
                                                         Average Room Rate     Occupancy %   Total Available Rooms
                                                      ----------------------- -------------- --------------------
        Property              Location        Rooms    2002    2001    2000   2002 2001 2000  2002    2001   2000
        --------         ------------------ --------- ------- ------- ------- ---- ---- ---- ------  ------ ------
Hotels
Best Western............ Virginia Beach, VA 110 Rooms $105.78 $108.20 $103.94  69   53   60  $72.79  $57.83 $62.29
Chateau Inn............. Fresno, CA          78 Rooms   61.89   57.29   56.38  53   59   58   32.56   34.07  32.64
Clarion KC Airport...... Kansas City, MO    196 Rooms   66.28   73.58   70.67  66   65   72   41.49   48.01  51.18
Grand Hotel Sofia....... Sofia, Bulgaria    136 Rooms  103.56  106.97       *  68   60   *    70.55   60.85      *
Piccadilly Airport...... Fresno, CA         185 Rooms   75.18   70.87   70.22  61   59   61   45.83   42.04  42.87
Piccadilly Shaw......... Fresno, CA         194 Rooms   78.24   73.12   70.96  69   70   69   53.87   50.84  49.07
Piccadilly University... Fresno, CA         190 Rooms   69.58   65.18   67.11  59   62   55   40.93   40.38  36.83
Quality Inn............. Denver, CO         161 Rooms   53.62   53.75   52.83  60   67   69   32.13   35.75  36.30
Williamsburg Hospitality
  House................. Williamsburg, VA   296 Rooms   99.79   99.04   93.28  49   52   60   48.86   51.88  55.71

--------
*  Property was purchased or constructed in 2001 or 2002.
** Property was under construction in 2002.

   Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

   In 2002, ARI purchased the following property:

                                                 Units/     Purchase Net Cash    Debt      Interest Maturity
         Property               Location      Sq.Ft./Acres   Price     Paid    Incurred      Rate     Date
         --------           ----------------- ------------- -------- -------- --------     -------- --------
Apartments
Pinecrest/(1)/............. North Augusta, SC     120 Units $ 2,979   $   --   $1,423/(3)/   8.75%   03/03
Tiberon Trails/(1)/........ Merrillville, IN      376 Units  12,336       --    6,417/(3)/   9.00    07/06

Shopping Center
Alta Mesa/(1)/............. Ft. Worth, TX     59,933 Sq.Ft.   3,797       --    1,804/(3)/  10.43    10/04
Plaza on Bachman Creek/(2)/ Dallas, TX        80,278 Sq.Ft.   3,103       --       --          --       --

Land
Pioneer Crossing........... Austin, TX           79.4 Acres   1,165    1,213       --          --       --
Willow Springs............. Beaumont, CA         20.7 Acres     140      146       --          --       --

--------
(1) Property received from BCM, a related party, for forgiveness of debt. The purchase price was determined using a market rate multiple of net operating income.
(2) Exchanged with TCI, a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(3) Assumed debt of seller.

   In 2002, ARI sold the following properties:

                                                          Net Cash
                                       Units/     Sales   Received/       Debt      Gain/(Loss)
    Property          Location      Acres/Sq.Ft.  Price    (Paid)      Discharged     on Sale
    --------      ----------------- ------------ ------- ---------    ----------    -----------
Apartments
Conradi House.... Tallahassee, FL     98 Units   $ 1,809  $  388       $ 1,047        $  435
Daluce........... Tallahassee, FL    112 Units     3,634     779         2,494/(3)/      735
Grand Lagoon..... Panama City, FL     54 Units     2,750     285         2,083         1,572
Lakeshore Villas. Harris County, TX  312 Units    21,957    (764)       13,593         8,942/(7)/
Lee Hills........ Tallahassee, FL     16 Units       445     355            --           127
Mallard Lake/(1)/ Greensboro, NC     336 Units    14,400      --         7,362            --
Morning Star..... Tallahassee, FL     82 Units     2,217     718         1,187           618
Oak Hill......... Tallahassee, FL     92 Units     3,200     156/(4)/    2,550           285
Pheasant Ridge... Bellevue, NE       264 Units    10,400   2,576         6,237         6,763
Pinecrest West... Tallahassee, FL     48 Units     1,600     (48)        1,386           653
Regency.......... Tampa, FL           78 Units     3,200     851         1,710           541

                                                                Net Cash
                                             Units/      Sales  Received/     Debt       Gain/(Loss)
      Property             Location       Acres/Sq.Ft.   Price   (Paid)    Discharged      on Sale
      --------        ------------------ -------------- ------- --------- ----------     -----------
Apartments--Continued
Stonebridge.......... Florissant, MO          100 Units $ 4,340  $ 1,142   $ 2,893         $ 3,081
Stonegate............ Tallahassee, FL          83 Units   1,785      486     1,026            (320)
Valley Hi............ Tallahassee, FL          54 Units   1,452       75     1,159             413
Villas............... Plano, TX               208 Units   8,525    3,701     4,023           5,615
Westwood Parc........ Tallahassee, FL          94 Units   2,523      817     1,370             759
White Pines.......... Tallahassee, FL          85 Units     764       10       593            (127)
Woodsong............. Smyrna, GA              190 Units   9,200    2,573     8,196           7,128

Office Building
Centura.............. Dallas, TX         410,901 Sq.Ft.  50,000       --    43,739/(3)/      5,762/(5)/
Melrose Business Park Oklahoma City, OK  124,200 Sq.Ft.   1,890      953       816           1,399
Rosedale Towers...... Minneapolis, MN     84,798 Sq.Ft.   7,235    3,324     7,665           2,028/(8)/

Shopping Center
Alta Mesa............ Fort Worth, TX      59,933 Sq.Ft.   3,617    1,399     1,791              --
Oaktree Village/(2)/. Lubbock, TX         45,623 Sq.Ft.   2,302      131     1,389/(10)/        --

Land
Centura Holdings..... Farmers Branch, TX      5.1 Acres   7,747       --     7,242/(3)/      1,236/(5)/
Clark................ Farmers Branch, TX      3.3 Acres   4,961       --        --           2,675/(5)/
Desert Wells......... Palm Desert, CA       171.1 Acres  11,900    1,421     1,000           5,955
Desert Wells......... Palm Desert, CA       238.0 Acres  23,785      321     1,050          15,024/(9)/
Eldorado Parkway..... Collin County, TX       8.8 Acres   1,180    1,030        50             104
Elm Fork............. Denton County, TX      14.5 Acres   2,745     (105)    2,633           1,615
Elm Fork............. Denton County, TX      14.2 Acres   1,526      (54)      701             527
Elm Fork............. Denton County, TX      16.7 Acres   1,617     (299)    1,554             429
Frisco Bridges....... Collin County, TX      10.8 Acres   1,881      151     1,500             (94)
Hollywood Casino..... Farmers Branch, TX     42.8 Acres  16,987       --     6,222/(3)/      7,520/(5)/
Katrina.............. Palm Desert, CA         2.1 Acres   1,323      (40)    1,237             978
Katrina.............. Palm Desert, CA        80.0 Acres   6,778   (1,382)    2,500          (2,032)
Katrina.............. Palm Desert, CA         1.8 Acres     700      648        --             464
Lakeshore Villas/(2)/ Harris County, TX      16.9 Acres   1,499      215        --              --
Marine Creek......... Ft. Worth, TX          54.2 Acres   3,700       --     1,500/(10)/     1,334/(5)/
Mason Goodrich....... Houston, TX             7.0 Acres     760       93       593             396
Mason Goodrich....... Houston, TX             7.9 Acres     672       46       554             268
Mason Goodrich....... Houston, TX            10.3 Acres   1,444       93     1,225             895
Mason Goodrich....... Houston, TX            18.0 Acres   2,790       --     2,690/(10)/     1,982/(5)/
Mason Goodrich....... Houston, TX            13.0 Acres   1,150     (445)      400             521
Mason Goodrich....... Houston, TX            31.5 Acres   2,800      132     1,425             324
Messick.............. Palm Desert, CA        71.0 Acres   6,015     (163)    1,300           2,056
Monterrey............ Riverside, CA          61.0 Acres   4,625       --        --              61/(6)/
Nashville............ Nashville, TN          16.6 Acres   1,890       --       955/(10)/     1,016/(5)/
Nashville............ Nashville, TN           1.0 Acres     140       (4)      125              73
Rasor/(2)/........... Plano, TX              24.5 Acres   1,211      174        --              --
Thompson II.......... Dallas County, TX        .2 Acres      21       20        --             (11)
Varner Road.......... Riverside, CA         129.7 Acres   3,700      671        --           1,413
Vista Ridge.......... Lewisville, TX         10.0 Acres   1,525      130     1,220             401
Vista Ridge.......... Lewisville, TX          3.9 Acres     630        1       531             170
Willow Springs....... Beaumont, CA        1,503.0 Acres   9,800   (1,345)    2,600           4,872/(9)/
Woolley.............. Farmers Branch, TX      0.4 Acres     637       --        --             466/(5)/

--------
(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek Shopping Center.
(3) Debt assumed by purchaser.
(4) Represents dividends on and redemption of Innovo Preferred Stock. See NOTE
    7. "NOTES PAYABLE."
(5) Sold to TCI, a related party, to satisfy debt. Gain deferred until sale to unrelated party.
(6) Sold to TCI, a related party, to satisfy debt. In September 2002, gain of $34,000 recognized upon sale of 36 acres to unrelated party. Remaining gain of $27,000 deferred until sale to unrelated party.

(7) Sold to Housing for Seniors of Humble, LLC, a related party. Gain deferred until sale to unrelated party.
(8) The cash received from the sale was not sufficient to repay the entire amount of the financing obtained from IORI in January 2002. ARI owes $2.1 million to IORI for remaining principal and 12% return.
(9) Gain deferred until collection of mortgage note receivable in March 2003. See NOTE 25. "SUBSEQUENT EVENTS."
(10) Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

   In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                              Units/         Debt        Debt       Net Cash       Interest     Maturity
       Property             Location       Acres/Sq.Ft.    Incurred   Discharged Received/(Paid)     Rate         Date
       --------        ------------------ -------------- --------     ---------- --------------- --------      --------
Apartments
Lee Hills............. Tallahassee, FL          16 Units $ 1,750/(2)/   $  117       $   590       6.625%/(1)/  06/05
Valley Hi............. Tallahassee, FL          54 Units     -- /(2)/      878            --          --           --
White Pines........... Tallahassee, FL          85 Units     -- /(2)/       --            --          --           --

Land
Desert Wells.......... Palm Desert, CA       244.3 Acres   9,500         9,500           959      10.250/(1)/   12/04
Katrina............... Palm Desert, CA       201.7 Acres   3,000         5,735        (3,071)     10.250/(1)/   12/03
Walker................ Dallas County, TX      90.6 Acres   8,500         8,500        (1,411)     11.250/(1)/   01/03/(3)/

Shopping Center
Plaza on Bachman Creek Dallas, TX          80,278 Sq.Ft.   5,000            --         4,444       6.625/(1)/   04/04

Office Buildings
Four Hickory Centre... Farmers Branch, TX 226,911 Sq.Ft.  12,500            --         3,399      13.000        05/03
Two Hickory Centre.... Farmers Branch, TX  96,127 Sq.Ft.   7,500         5,942         1,277       7.750        06/03
University Square..... Anchorage, AK       22,260 Sq.Ft.   1,250            --         1,216       8.500/(1)/   10/17

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

                                                       Debt      Debt    Net Cash Interest    Maturity
     Property           Location       Units/Sq.Ft.  Incurred Discharged Received   Rate        Date
     --------      ------------------ -------------- -------- ---------- -------- -------- --------
Apartments
Bay Anchor........ Panama City, FL          12 Units  $  255    $   --    $  203    5.000%  05/03/(6)(13)/
Confederate Point. Jacksonville, FL        206 Units   1,929        --        --   12.000   04/05/(7)/
Foxwood........... Memphis, TN             220 Units   1,093        --        --   12.000   04/05/(8)/
Governor Square... Tallahassee, FL         168 Units   4,480     3,196       611    7.120   05/07/(6)/
Grand Lagoon...... Panama City, FL          54 Units   2,083     1,209       655    5.000   05/03/(6)(10)/
Oak Hill.......... Tallahassee, FL          92 Units   2,550     1,875       478    5.000   05/03/(6)(12)/
Park Avenue....... Tallahassee, FL         121 Units   4,400     2,756     1,341    7.120   05/07/(6)/
Seville........... Tallahassee, FL          62 Units   1,955     1,263       473    5.000   05/03/(6)(13)/
Westwood.......... Mary Ester, FL          120 Units   3,382     2,327     1,023    7.570   05/12/(6)/
Windsor Tower..... Ocala, FL                64 Units   1,989     1,128       702    5.000   05/03/(6)/
Woodhollow........ San Antonio, TX         546 Units   8,160     5,349     2,775    7.120   05/07/(6)/
Woodsong.......... Smyrna, GA              190 Units   2,544        --        --   12.000   04/05/(9)/

Office Building
One Hickory Centre Farmers Branch, TX 102,615 Sq.Ft.   4,468        --        --   12.000   04/05/(11)/
Rosedale Towers... Minneapolis, MN     84,798 Sq.Ft.   5,109        --     5,109   12.000   01/05/(4)/
Two Hickory Centre Farmers Branch, TX  96,127 Sq.Ft.   4,448        --     4,448   12.000   01/05/(5)/

--------
(1) Variable interest rate.
(2) Single note with all properties as collateral.
(3) Maturity date extended to July 2004.
(4) IORI purchased 100% of the outstanding common shares of Rosedale
    Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Rosedale owns the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Sold to unrelated buyer in December 2002. ARI owes $2.1 million to IORI for remaining principal and 12% return.
(5) TCI purchased 100% of the common shares of ART Two Hickory Corporation
    ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.
(6) Properties sold to partnerships controlled by Metra Capital, LLC ("Metra"). Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.
   The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.
   The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.
(7) TCI purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and to reduce ARI's payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(8) TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and to reduce ARI's payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(9) TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Woodsong owns the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI's payable to BCM. TCI sold the Woodsong Apartments in July 2002.
(10) Sold to unrelated buyer in December 2002.
(11) TCI purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and to reduce ARI's payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(12) Sold to unrelated party in June 2002.
(13) Sold to unrelated party in January 2003. See NOTE 25. "SUBSEQUENT EVENTS."

   Land Properties. Set forth below are ARI's land properties, consisting of both improved and unimproved land:

                Property                  Location       Acres
                --------             ------------------ -------
                Bonneau............. Dallas County, TX      8.4
                Chase Oaks.......... Plano, TX             11.8
                Croslin............. Dallas County, TX       .8
                Dalho............... Farmers Branch, TX     3.4
                Elm Fork............ Denton County, TX    105.4
                FRWM Cummings....... Farmers Branch, TX     6.5
                HSM................. Farmers Branch, TX     6.2
                Jeffries Ranch...... Oceanside, CA         82.4
                JHL Connell......... Carrollton, TX         7.6
                Katrina............. Palm Desert, CA      199.9
                Katy Road........... Harris County, TX    130.6
                Keller.............. Tarrant County, TX    30.9
                Kelly............... Dallas County, TX       .8
                Lacy Longhorn....... Farmers Branch, TX    17.1
                Las Colinas I....... Las Colinas, TX       44.4
                Leone............... Irving, TX             8.2
                Mason/Goodrich...... Houston, TX           84.0
                McKinney Corners II. Collin County, TX     20.6
                Mendoza............. Dallas County, TX       .4
                Nashville........... Nashville, TN        113.8
                Pioneer Crossing.... Austin, TX         1,150.3
                Scout............... Tarrant County, TX    64.5
                Sladek.............. Travis County, TX     63.3
                Stagliano........... Farmers Branch, TX     3.2
                Thompson............ Farmers Branch, TX     3.3
                Thompson II......... Dallas County, TX      3.5
                Tomlin.............. Farmers Branch, TX     9.2
                Valley Ranch........ Irving, TX           245.4
                Valley Ranch III.... Irving, TX            12.5
                Valley Ranch IV..... Irving, TX            12.4
                Valley View 34...... Farmers Branch, TX    33.9
                Valwood............. Dallas County, TX    246.1
                Vineyards........... Tarrant County, TX    15.8
                Vineyards II........ Tarrant County, TX    18.6
                Vista Ridge......... Lewisville, TX        72.4
                Walker.............. Dallas County, TX    132.6
                Other (5 properties) Various               84.0

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

   Types of Properties Subject to Mortgages. The types of properties securing mortgage notes receivable at December 31, 2002, consisted of a commercial building, unimproved land and partnership interests. The type of properties subject to mortgages in which ARI invests may be altered without a vote of stockholders.

   As of December 31, 2002, the obligors on $41.3 million or 48% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $7.9 million or 9% of the mortgage notes receivable portfolio was nonperforming.

   The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 2002), by geographic region, of the commercial properties that serve as collateral for ARI's mortgage notes receivable. Excluded are $81.5 million of mortgage notes secured by unimproved land and other security. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. "CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA" for additional details of ARI's mortgage notes receivable portfolio.

                                        Commercial
                              Region    Properties
                              ------    ----------
                              Southwest   100.0%
                                          =====

   A summary of the activity in the mortgage notes receivable portfolio during 2002 is as follows:

              Mortgage notes receivable at January 1, 2002..  10
              Loans funded..................................  10
              Loans collected in full.......................  (6)
              Loans sold....................................  --
                                                             ---
              Mortgage notes receivable at December 31, 2002  14
                                                             ===

   During 2002, $2.1 million in interest and $15.1 million in principal were collected on mortgage notes receivable.

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

   The following discussion briefly describes first mortgage loans funded in 2002, as well as events that affected previously funded first mortgage loans during 2002.

   In May 2002, ARI sold its leasehold interests in various oil and gas mineral development properties for $1.3 million, receiving a note from the buyer for the purchase price. The note bore interest at 10.0% per annum, matured in May 2004 and required monthly payments of principal and accrued interest. See NOTE
4. "OIL AND GAS OPERATIONS." In November 2002, the note was sold to 10300 Gaywood Trust, a related party, for $1.3 million plus accrued but unpaid interest, to satisfy debt. No cash was received by ARI for the sale of the note.

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

   In September 2002, ARI sold its Messick land parcel and an 80.0 acre tract of its Katrina land parcel for $12.8 million, paying $1.5 million after payment of closing costs and debt paydown and providing purchase money financing of $9.6 million. The loan bore interest at 8.0% per annum, matured in September 2004 and required quarterly payments of accrued interest. All principal and accrued interest were due at maturity. In February 2003, ARI accepted $7.4 million as full payment for $7.7 million in principal and accrued interest. In March 2003, the remaining $1.9 million loan balance was sold to an unrelated party for $1.8 million plus accrued but unpaid interest. See NOTE 25. "SUBSEQUENT EVENTS."

   In October 2002, ARI sold its Varner Road land parcel for $3.7 million, receiving $671,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan bears interest at 9.0% per annum, matures in October 2004 and requires quarterly interest payments. All principal and accrued but unpaid interest are due at maturity.

   In December 2002, ARI sold its Willow Springs land parcel for $9.8 million, paying $1.3 million after payment of closing costs and debt paydown and providing purchase money financing of $7.8 million. The loan bore interest at 8.0% per annum, matured in December 2005 and required periodic interest payments beginning in June 2003. In March 2003, the loan was sold to an unrelated party for $7.5 million plus accrued and unpaid interest. See NOTE 25. "SUBSEQUENT EVENTS."

   Also in December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the loan was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. See NOTE 25. "SUBSEQUENT EVENTS." The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity.

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

   In November 2001, ARI sold a 12.71 acre tract of its Santa Clarita land parcel for $1.9 million, receiving $1.5 million in cash and providing purchase money financing of the remaining $437,000 of the sales price. The loan bore interest at 8.0% per annum and matured in November 2002. In November 2002, the note was collected in full, including accrued but unpaid interest.

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

   Junior participations. In December 2002, ARI sold a 171.1 acre tract of its Desert Wells land parcel for $11.9 million, receiving $1.4 million after payment of closing costs and debt paydown and providing purchase money financing of $8.9 million. The loan bore no interest and matured in March 2003. The principal was due at maturity. In December 2002, interest in $7.7 million of the loan was sold to an unrelated party for $7.7 million. ARI retained a junior interest in $1.2 million of the loan. In March 2003, the note was collected in full.

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

   Related Party. In June 2002, ARI converted $4.5 million of its receivable from BCM, a related party, to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bears interest at 10.0% per annum, matures in March 2004 and requires quarterly payments of principal and accrued interest, beginning in December 2002.

   In December 2002, ARI sold the Lakeshore Villas Apartments to Housing for Seniors of Humble, LLC ("Humble"), a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One loan has a principal amount of $2.0 million. The loan is unsecured, and is guaranteed by Unified Housing Foundation, Inc. ("Unified"), a related party. The second loan has a principal amount of $6.4 million, and is secured by a pledge by United of 100% of the Member Interest in Humble. Both loans bear interest at 11.5% per annum, mature in December 2009 and require quarterly payments beginning in March 2003. Richard W. Humphrey, a director of ARI, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a director of ARI, is the General Manager of Unified.

   In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.7% of the outstanding shares of ARI's Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. During 2001 and 2002, Mr. Kimbrough did not participate in day-to-day operations or management of One Realco.

   In December 2000, an unsecured loan with a current principal balance of $1.9 million to Warwick of Summit, Inc. ("Warwick") matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. At December 2002, the loan, and $188,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

   In December 2000, a loan with a current principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan, to provide funds to purchase and renovate a shopping center property in

Oklahoma City, Oklahoma, is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At December 2002, the loan, and $710,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

   In March 2000, a loan with a current principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At December 2002, the loan, and $1.1 million of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

   In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

Investments in Real Estate Companies and Real Estate Partnerships

   Real estate entities. ARI's investment in real estate entities includes the equity securities of two publicly traded real estate companies, IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, also serves as advisor to IORI and TCI.

   Since acquiring its initial investments in IORI and TCI in 1989, ARI has made additional investments in the equity securities of both entities through private and open market purchases. The cost with respect to shares of IORI and TCI at December 31, 2002 totaled $64.1 million. The aggregate carrying value (cost plus or minus equity in income or losses and less distributions received) of the equity securities of IORI and TCI was $78.4 million at December 31, 2002 and the aggregate market value was $78.6 million. The aggregate investee book value of IORI and TCI based upon the December 31, 2002 financial statements of each entity was $121.4 million. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

   The Board of Directors has authorized the expenditure of up to an aggregate of $50.0 million to acquire, in open market purchases, shares of IORI and TCI, excluding private purchase transactions which are separately authorized. As of December 31, 2002, ARI had expended an aggregate of $8.6 million to acquire shares of IORI and TCI, in open market purchases, in accordance with these authorizations. ARI expects to make additional investments in the equity securities of IORI and TCI to the extent its liquidity permits.

   On October 3, 2000, ARI and IORI entered into an agreement which provided IORI and ARI with an option to purchase 1,858,900 shares of common stock of TCI from a third party. On October 19, 2000, IORI assigned all of its rights to purchase such shares to ARI. The total cost to purchase the TCI shares was $30.8 million. In October 2000, ARI paid $5.6 million of the option price. In April 2001, the remainder of the option price was paid, and ARI acquired the TCI shares. See ITEM 1. "BUSINESS" for discussion of the tender offer for shares of TCI and IORI Common Stock by ARI.

   Pertinent information regarding ARI's investment in the equity securities of the IORI and TCI at December 31, 2002, is summarized below (dollars in thousands):

            Percentage                          Equivalent
             of ARI's       Carrying Value     Investee Book    Market Value of
           Ownership at    of Investment at      Value at        Investment at
Investee December 31, 2002 December 31, 2002 December 31, 2002 December 31, 2002
-------- ----------------- ----------------- ----------------- -----------------
  IORI..       28.49%           $ 7,383          $ 10,628           $ 7,711
  TCI...       49.81             71,035           110,769            70,926

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

   At December 31, 2002, ARI did not have a controlling equity interest in either IORI or TCI; therefore, it could not, acting by itself, determine either the individual investments or the overall investment policies of either of them. However, due to ARI's equity investments in, and the existence of common officers with, each of IORI and TCI and that IORI and TCI have the same advisor as ARI, ARI could be considered to have the ability to exercise significant influence over the operating and investing policies of IORI and TCI. At December 31, 2002, ARI accounted for its investment in IORI and TCI using the equity method. Under the equity method, ARI recognized its proportionate share of the income or loss from the operations of IORI and TCI currently, rather than when realized through dividends or on sale. The carrying value of ARI's investment in IORI and TCI, as set forth in the table above, is the original cost of investment in each adjusted for ARI's proportionate share of IORI's and TCI's income or loss and distributions received.

   The following summary description of IORI and TCI is based upon information publicly reported by each entity.

   IORI. IORI is a Nevada corporation which was originally organized on December 14, 1984, as a California business trust and commenced operations on April 10, 1985. IORI's business is investing in real estate through direct equity investments and partnerships. IORI holds equity investments in apartments and commercial properties (office buildings) in the Pacific, Southeast and Southwest regions of the continental United States with a concentration in the Southwest region. At December 31, 2002, IORI owned 12 income producing properties located in three states. These properties consisted of seven apartments comprising 777 units and five office buildings with an aggregate of 291,254 sq. ft. In addition, IORI owned two parcels of unimproved land, totaling 205 acres.

   IORI reported a net income of $2.1 million in 2002 as compared to net loss of $3.5 million in 2001. IORI's net income in 2002 included gains on sale of real estate of $6.8 million. IORI's cash flow from property operations was $3.4 million in 2002. At December 31, 2002, IORI had total assets of $90.2 million, which consisted of $74.8 million in real estate held for investment, $15.4 million in investments in partnerships and other assets and $10,000 in cash and cash equivalents.

   ARI received no dividends from IORI in 2002.

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

   TCI has investment policies similar to those of IORI. TCI holds equity investments in apartments, commercial properties (office buildings, industrial warehouses and shopping centers) and hotels throughout the continental United States with a concentration in the Southeast and Southwest regions. At December 31, 2002, TCI owned 103 income producing properties located in 18 states and one income producing property in Poland. These properties consisted of 54 apartments comprising 10,439 units, 26 office buildings with an aggregate of
3.9 million sq. ft., 11 industrial warehouses with an aggregate of 1.7 million sq. ft., seven shopping centers with an aggregate of 668,284 sq. ft., a fitness club with 56,532 sq. ft. and five hotels with a total of 374 rooms. In addition, TCI owned 34 parcels of unimproved land, totaling 1,043 acres. TCI also holds mortgage notes receivable secured by real estate located in the Midwest, Southeast and Southwest regions of the continental United States.

   TCI reported net income of $4.9 million in 2002 and $19.8 million in 2001. TCI's net income in 2002 included gains from the sale of real estate of $38.9 million, whereas its net income in 2001 included gains from the sale of real estate of $49.0 million. TCI's cash flow from property operations was $43.9 million in 2002. At December 31, 2002, TCI had total assets of $858.5 million, which consisted of $737.0 million in real estate held for investment, $22.5 million in real estate held for sale, $13.8 million in investments in real estate entities, $27.9 million in notes and interest receivable, $46.7 million in other assets and $10.6 million in cash and cash equivalents. At December 31, 2002, TCI owned 345,728 shares of IORI's common stock, approximately 24.0% of the shares then outstanding.

   ARI received no dividends from TCI in 2002.

   Realty Advisors Korea, Ltd. On June 30, 2002, ARI obtained 74.31% interest in Realty Advisors Korea, Ltd. ("RAK"), a Korean real estate advisory company, from BCM, a related party, for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI's receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK's assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK's net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction.

   ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.3 million in cash from the sale. ARI's share of the loss incurred on the sale was $286,000, which is included in loss on sale of investments in equity investees in the Consolidated Statements of Operations.

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

             Quarter Ended                            High   Low
             -------------                           ------ ------
             March 31, 2003 (through March 19, 2003) $10.65 $ 7.50

             March 31, 2002.........................   9.95   6.40
             June 30, 2002..........................  11.27   6.70
             September 30, 2002.....................  11.50   8.20
             December 31, 2002......................  10.34   7.50

             March 31, 2001.........................  14.52  12.50
             June 30, 2001..........................  12.66   9.75
             September 30, 2001.....................  12.00  10.16
             December 31, 2001......................  13.00   9.80

   As of March 19, 2003, the closing market price of ARI's Common Stock on the New York Stock Exchange was $8.21 per share.

   As of March 19, 2003, ARI's Common Stock was held by 5,099 stockholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

   The following table provides information as of December 31, 2002 regarding compensation plans under which equity securities of ARI are authorized for issuance.

                                     Equity Compensation Plan Information
                                                                                       Number of Securities
                                                                                     Remaining Available for
                                      Number of Securities to   Weighted-Average   Future Issuance Under Equity
                                      be Issued Upon Exercise  Exercise Price of        Compensation Plans
                                      of Outstanding Options, Outstanding Options,    (Excluding Securities
                                        Warrants and Rights   Warrants and Rights    Reflected in Column (a))
                                      ----------------------- -------------------- ----------------------------
Plan Category                                   (a)                   (b)                      (c)
-------------                         ----------------------- -------------------- ----------------------------
Equity compensation plans approved by
  securityholders....................         105,750                $16.22                  234,250

   See Note 12 to the Consolidated Financial Statements for information regarding the material features of the above plans.

   During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI's Common Stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2002. Future distributions to Common stockholders will be dependent upon ARI's realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

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

The Series A Preferred Stock may be converted after August 15, 2003, into Common Stock at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2002, 3,226,858 shares of Series A Preferred Stock were outstanding and 1,808,879 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

   There are 80,000 shares of Series B 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bears an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock was reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units then outstanding, for $1.00 per unit. At December 31, 2002, all of the Class A units had been repurchased. At December 31, 2002, no Series B Preferred Stock was outstanding.

   There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $.90 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. At December 31, 2002, 11,813,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At December 31, 2000, shares of Series C Preferred Stock could be converted into 25,000 shares of ARI Common Stock. At June 30, 2002, additional shares of Series C Preferred Stock could be converted into 16,250 shares of ARI Common Stock. On or after June 30, 2003, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock into ARI Common Stock will be at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm, L.P. were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm, L.P. were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note bore interest at 10.00% per annum, with a payment of $1.9 million plus accrued but unpaid interest due in June 2002, and the remaining principal and accrued but unpaid interest due at maturity in December 2002. The note was paid in full in January 2003, including accrued but unpaid interest. In July 2002, 1.6 million Class A limited partner units of ART Palm, L.P. were redeemed for $1.6 million in cash. At December 31, 2002, no Series C Preferred Stock was outstanding.

   There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2002, no shares of Series D Preferred Stock were outstanding.

   There are 500,000 shares of Series E 6% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2002, 50,000 shares of Series E Preferred Stock were outstanding.

   There are 10,000 shares of Series I 8% Cumulative Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $1,000.00 per share. Dividends are payable at the annual rate of $80.00 per share or $20.00 per quarter to stockholders of record on the last date of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2002, no shares of Series I were outstanding. In February 2003, 10,000 shares were issued to ART Morgan, Inc., a wholly-owned subsidiary of ARI. Dividends are not paid on these shares.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         For the Years Ended December 31,
                                         ---------------------------------------------------------------
                                             2002         2001         2000         1999         1998
                                         -----------  -----------  -----------  -----------  -----------
                                                     (dollars in thousands, except per share)
EARNINGS DATA
Operating income........................ $    21,842  $    25,310  $    39,246  $    44,772  $    14,298
Gain on land sales......................      16,727        5,598       29,001       23,552       17,254
Pizza parlor gross margin...............       6,750        6,277        5,784        4,503        4,044
                                         -----------  -----------  -----------  -----------  -----------
Income from operations..................      45,319       37,185       74,031       72,827       35,596
Equity in loss of investees.............     (20,914)     (13,352)      (4,581)      (5,512)      (4,893)
Loss on sale of investments in equity
  investees.............................        (286)        (387)      (8,774)          --           --
Equity in gain on sale of real estate by
  equity investees......................          --       22,542       18,571       17,359       42,859
Other income............................       8,590        2,448        2,039        5,568       (5,288)
Other expenses..........................      92,734      103,829      137,043      184,813       91,079
Gain on sale of real estate.............          --       77,816       67,727      105,708           --
                                         -----------  -----------  -----------  -----------  -----------
Net income (loss) from continuing
  operations............................     (60,025)      22,423       12,000       11,137      (22,805)
Net income (loss) from discontinued
  operations............................      51,561       (7,354)      (9,321)        (839)          --
Net income (loss).......................      (8,464)      15,069        2,679       10,298      (22,805)
Preferred dividend requirement..........      (2,401)      (2,485)      (2,327)      (2,281)      (1,177)
                                         -----------  -----------  -----------  -----------  -----------
Income (loss) applicable to Common
  shares................................ $   (10,865) $    12,584  $       352  $     8,017  $   (23,982)
                                         ===========  ===========  ===========  ===========  ===========
PER SHARE DATA
Net income (loss) from continuing
  operations............................ $     (5.49) $      1.70  $       .93  $       .82  $     (2.24)
Net income (loss) from discontinued
  operations............................        4.53         (.63)        (.90)        (.07)          --
                                         -----------  -----------  -----------  -----------  -----------
Net income (loss) applicable to
  Common shares......................... $      (.96) $      1.07  $       .03  $       .75  $     (2.24)
                                         ===========  ===========  ===========  ===========  ===========
Dividends per Common share.............. $        --  $        --  $        --  $       .05  $       .20
Weighted average shares
  outstanding...........................  11,375,127   11,714,374   10,399,890   10,759,416   10,695,388
BALANCE SHEET DATA
Real estate, net........................ $   463,757  $   588,203  $   653,744  $   771,630  $   734,907
Notes and interest receivable, net......      82,133       30,382       13,831       38,604       52,053
Total assets............................     709,045      758,763      787,015      919,546      918,605
Notes and interest payable..............     475,433      564,298      616,331      706,196      768,272
Margin borrowings.......................       8,558       28,040       13,485       33,264       35,773
Stockholders' equity....................      77,242       85,884       73,402       46,266       38,272
Book value per share.................... $      6.79  $      7.33  $      7.06  $      4.30  $      3.58

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   ARI was organized in 1999. In August 2000, ARI acquired ART and NRLP. ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP owns a portfolio of real estate and mortgage loan investments.

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

   If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. ARI's estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. ARI's estimates are subject to revision as market conditions and ARI's assessments of them change. In the third quarter of 2002, ARI recognized asset impairments of $480,000. In the fourth quarter of 2002, ARI recognized asset impairments of $3.7 million.

   ARI's allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and ARI's assessment of its ability to meet its lease or interest obligations. ARI's estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

Obligations and Commitments

   ARI has contractual obligations and commitments primarily with regards to the payment of mortgages.

   The following table aggregates ARI's expected contractual obligations and commitments subsequent to December 31, 2002. (Dollars in thousands.)

                                                 PAYMENTS DUE BY PERIOD
                              ------------------------------------------------------------
                                2003    2004    2005    2006    2007   Thereafter  Total
                              -------- ------- ------- ------- ------- ---------- --------
                                                     (in thousands)
Variable interest rate notes
   Instrument's maturities... $ 31,762 $21,580 $ 1,112 $    -- $    --  $  1,029  $ 55,483
   Instrument's amortization.    1,404   1,286   1,294     102     110     1,972     6,168
       Interest..............    5,285   3,375     489     390     380     2,968    12,887
Fixed interest rate notes
   Instrument's maturities... $122,584 $25,259 $45,754 $10,498 $40,548  $114,935  $359,578
   Instrument's amortization.    4,951   5,010   4,753   4,523   4,129    26,699    50,065
       Interest..............   33,906  22,068  18,047  15,118  13,043    30,760   132,942
Principal payments...........  160,701  53,135  52,912  15,123  44,788   144,635   471,294
Operating leases.............    2,239   2,140   1,901   1,623   1,350     3,952    13,205

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

Liquidity and Capital Resources

   General. Cash and cash equivalents at December 31, 2002 totaled $8.4 million, compared with $709,000 at December 31, 2001. Although ARI anticipates that during 2003 it will generate excess cash from operations, as discussed below, such excess cash is not sufficient to discharge all of ARI's debt obligations as they mature. ARI will therefore again rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, borrowings against its investments in various real estate entities, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses.

   Notes payable totaling $160.7 million are scheduled to mature during 2003. During the first quarter of 2003, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $39.0 million of the debt scheduled to mature in 2003. See NOTE 2. "REAL ESTATE,"
NOTE 8. "NOTES AND INTEREST PAYABLE" and NOTE 25. "SUBSEQUENT EVENTS."

   ARI expects a further decline in cash from property operations in 2003. This expected decrease results from the reduced number of apartment properties in ARI's real estate portfolio.

   Net cash used in operating activities was $52.7 million in 2002 compared to $48.6 million in 2001. Fluctuations in the components of cash from operating activities are discussed in the paragraphs that follow.

   Net cash from property operations (rents collected less payments for expenses applicable to rental income) decreased to $21.5 million in 2002 from $26.8 million in 2001. This decrease was primarily attributable to apartment properties sold in 2002 and 2001.

   Net cash from pizza operations (sales less cost of sales) decreased to $5.5 million in 2002 from $6.4 million in 2001. The decrease was primarily attributable to increased accounts receivable in 2002.

   Interest collected decreased to $1.6 million in 2002 from $1.8 million in 2001. The decrease was attributable to the reduced number of outstanding loans for which interest is due prior to maturity.

   No distributions were received from equity investees in 2002, compared to $53,000 in 2001. The decrease was due to the elimination of dividends paid by investees. Distributions from equity investees are expected to be minimal in 2003.

   Interest paid decreased to $54.4 million in 2002 from $62.6 million in 2001. The decrease was primarily attributable to the reduction in outstanding loan balances as properties were sold in 2002 and 2001.

   Advisory fees paid decreased to $5.4 million in 2002 from $6.7 million in 2001. The decrease was due to the decrease in ARI's gross assets, the basis for such fee.

   No incentive fees were paid to affiliates in 2002, compared to $1.6 million in 2001.

   Distributions to minority interest holders decreased to $2.6 million in 2002 from $4.1 million in 2001. These distributions represent returns paid to limited partner unitholders of controlled consolidated partnerships. See NOTE
2. "REAL ESTATE."

   General and administrative expenses paid decreased to $12.0 million in 2002 from $12.7 million in 2001. The decrease was primarily attributable to a decrease in reimbursements paid to ARI's advisor.

   Other cash used in operating activities was $6.9 million in 2002 compared to $4.1 million from other operating activities in 2001. The change was primarily attributable to a $6.0 million bond posted in 2002, pursuant to an appeal of a judgment from a lawsuit. See NOTE 23. "COMMITMENTS AND CONTINGENCIES AND LIQUIDITY."

   In 2002, ARI purchased a total of 100.1 acres of land in Austin, Texas and Beaumont, California, in separate transactions for a total of $1.3 million. ARI paid $1.4 million in cash, including closing costs. ARI obtained two apartments, a shopping center and ownership interest in a foreign entity from an affiliate for forgiveness of $20.7 million of debt, in a non-cash transaction. ARI also received a shopping center from an affiliate in exchange for a shopping center and two land parcels.

   In 2002, ARI sold a total of 2,589.3 acres of land in Farmers Branch, Fort Worth, Houston, Lewisville, Plano, Collin County, Dallas County, Denton County and Harris County, Texas; Beaumont, Palm Desert and Riverside, California; and Nashville, Tennessee in 32 separate transactions for a total of $128.1 million. ARI received net cash of $2.3 million, after paying off or paying down or assumption by the purchaser of $40.7 million in mortgage debt secured by such land parcels and after providing purchase money financing of $51.2 million. ARI also sold 18 apartments, three office buildings and two shopping centers for a total of $159.2 million. ARI received net cash of $18.4 million, after the payoff or assumption by the purchaser of mortgage debt totaling $114.3 million and after providing purchase money financing of $8.4 million.

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

   ARI expects that it will be necessary for it to sell $62.9 million, $38.3 million and $7.0 million of its land holdings during each of the next three years to satisfy the debt on the land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the land debt obligations as they mature, ARI, intends to extend such debt or sell other of its assets, specifically income producing properties, to pay the debt.

   Loans Payable. ARI has margin arrangements with various brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under the margin arrangements are secured by the equity securities and bear interest rates ranging from 5.25% to 24.0%. Margin borrowings totaled $8.6 million (approximately 14.7% of market value) at December 31, 2002, compared to $28.0 million at December 31, 2001. See NOTE 9. "MARGIN BORROWINGS."

   Equity Investments. During the fourth quarter of 1988, ARI began purchasing shares of IORI and TCI which have the same advisor as ARI. It is anticipated that additional equity securities of IORI and TCI may be acquired in the future through open-market and negotiated transactions to the extent ARI's liquidity permits. See ITEM 1. "BUSINESS" for discussion of the tender offer for shares of TCI and IORI common stock by ARI.

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

   ARI's cash flow from these investments is dependent on the ability of each of IORI and TCI to make distributions. In December 2000, the Boards of IORI and TCI suspended the payment of quarterly dividends. ARI received no distributions from TCI and IORI in 2002, and ARI anticipates receiving no distributions from IORI and TCI in 2003.

   In 2002, ARI paid dividends to its Preferred stockholders totaling $2.4 million. ARI paid $25,000 in accumulated back dividends in 2002 on previously unexchanged units of NRLP.

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

Results of Operations

   2002 Compared to 2001. ARI reported a net loss of $8.5 million in 2002 compared to net income of $15.1 million in 2001. ARI's net income in 2002 included gains on the sale of real estate of $50.5 million compared to gains on the sale of real estate of $83.4 million in 2001. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

   Rents decreased to $89.5 million in 2002 from $101.9 million in 2001. Rent from commercial properties of $28.0 million in 2002 approximated the $27.8 million in 2001, rent from hotels of $31.7 million in 2002 approximated the $32.0 million in 2001 and rent from apartments decreased to $29.1 million in 2002 from $41.2 million in 2001. Apartment rents decreased in 2002 as a result of the sale of 17 apartments in 2001. Rents are expected to decrease in 2003 as a result of continued property sales.

   Property operations expense decreased to $67.7 million in 2002 from $76.6 million in 2001. Property operations expense for commercial properties increased to $17.8 million in 2002 from $15.9 million in 2001, hotel expense decreased to $23.9 million in 2002 from $25.2 million in 2001, land expense decreased to $6.0 million in 2002 from $8.6 million expense in 2001 and apartment expense decreased to $19.1 million in 2002 from $26.2 million in 2001. The increase in commercial property operation expense was primarily attributable to increased subleasing costs at three properties. The decrease in hotel operations expense was primarily due to a reduction in property improvement costs. The decrease in land operations expense was primarily due to the sale of 34 land parcels in 2001. The decrease in apartment property operations expense was primarily due to the sale of 17 apartments in 2001. Property operations expense is expected to decrease in 2003 as a result of continued property sales.

   Pizza parlor sales and cost of sales increased to $36.7 million and $30.0 million in 2002 from $34.2 million and $27.9 million in 2001. The increases were primarily attributable to same-store sales increases of 7.9% in 2002 from 2001 levels. Pizza parlor gross margin in 2003 is expected to approximate 2002, unless costs change significantly.

   Interest income of $3.1 million in 2002 approximated the $2.8 million income in 2001. Interest income is expected to increase in 2003 as a result of the new notes from property sales in late 2002.

   Equity in loss of investees decreased to $(20.9) million in 2002, from $(13.4) million in 2001. The decrease was primarily attributable to increased net losses, before gains on sale of real estate, for TCI and IORI in 2002. See
NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   Loss on sale of investments in equity investees improved to $(286,000) in 2002 from $(387,000) in 2001. In 2002, loss on the sale of Villas Continental Apartments was recognized. In 2001, loss on the sale of TCI common stock was recognized.

   Equity in gain on sale of real estate by equity investees increased to $24.1 million in 2002, from $22.5 million in 2001. The 2002 results are reported as a component of net income (loss) from discontinued operations, and the 2001 results are reported as a component of net income (loss) from continuing operations. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   Other income increased to $5.4 million in 2002 from a loss of $369,000 in 2001. The increase was primarily due to $2.2 million received in settlement of a lawsuit against a brokerage firm for improper sales in 2000 of TCI common stock owned by ARI and held by the brokerage firm, and $1.4 million received as partial settlement of a lawsuit against a lender for improperly attempting to seize, in 1996, a mortgage note receivable due to ARI. ARI sold the note to BCM in 1999, with the provision that any settlement received in excess of the amount paid by BCM, plus accrued interest, would be returned to ARI.

   Interest expense decreased to $57.7 million in 2002 from $65.0 million expense in 2001. The decrease is primarily attributable to property sales in 2002 and 2001. Also in 2002, ARI recognized a $912,000 loss on an interest rate swap contract. See NOTE 21. "DERIVATIVE FINANCIAL INSTRUMENTS."

   Depreciation and amortization decreased to $10.2 million in 2002 from $11.7 million in 2001. The decrease was primarily attributable to the sale of properties in 2002 and 2001. Depreciation and amortization expense should decrease in 2003 as a result of continued property sales.

   General and administrative expenses of $12.5 million in 2002 approximated the $12.7 million in 2001. General and administrative expenses in 2003 are expected to approximate 2002.

   Advisory fees decreased to $5.9 million in 2002 from $6.7 million in 2001. The decrease was attributable to the decrease in ARI's gross assets, the basis for such fee. Advisory fees are expected to decrease in 2003, as ARI's gross asset base is expected to decrease through property sales.

   There was no net income fee to affiliate in 2002, compared to $166,000 in 2001. The net income fee payable to ARI's advisor is 10% of the net income for the year, in excess of a 10% return on shareholders' equity. For 2002, ARI's net income was below the 10% return threshold.

   There was no incentive fee to affiliate in 2002, compared to $3.8 million in 2001. The incentive fee is only due if ARI is also subject to the net income fee. For 2002, the net income fee requirements were not met; therefore, no incentive fee was due. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of the fee, if any, in 2003 will be dependent on the operating properties sold and net capital gains realized.

   Writedown of assets held for sale increased to $4.2 million in 2002, from $2.5 million in 2001. In 2002, the carrying values of a shopping center in Fort Worth, Texas, sold in the fourth quarter of 2002 and an 89.3 acre tract of land in Palm Desert, California, sold in the first quarter of 2003, were reduced to their net realizable value. In 2001, the impairment of an asset was recognized.

   Minority interest increased to $1.3 million in 2002 from $972,000 in 2001. Minority interest is the earnings attributable to owners other than ARI, of certain controlled entities. Minority interest in 2002 and 2001 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P., ART Florida Portfolio III and ART Palm, L.L.C. In 2001, minority interest includes, in addition to the preferred returns discussed above, $(429,000) reflecting 20% minority interest in the net loss from the Grand Hotel Sofia.

   Gains on sale of real estate decreased to $48.4 million in 2002 from $83.4 million in 2001. In 2002, gains of $28.7 million were recognized on the sale of 14 apartments: Conradi House, Daluce, Grand Lagoon, Lee Hills, Morning Star, Oak Hill, Pheasant Ridge, Pinecrest West, Regency, Stonebridge, Valley Hi, Villas, Westwood Parc and Woodsong; $3.4 million on the sale of two commercial properties: Melrose Business Park and Rosedale Towers; and $18.9 million on the sale of land: 171.1 acres of Desert Wells land, 8.8 acres of Eldorado Parkway land, three tracts totaling 45.4 acres of Elm Fork land, two tracts totaling
3.9 acres of Katrina land, five tracts totaling 69.7 acres of Mason Goodrich land, 61.0 acres of Monterrey land, 1.0 acre of Nashville land, 129.7 acres of Varner Road land and two tracts totaling 13.9 acres of Vista Ridge land. In 2002, losses of $2.6 million were recognized on the sale of Stonegate Apartments, Woodsong Apartments, 10.8 acres of Frisco Bridges land, 80.0 acres of Katrina land, and 0.2 acres of Thompson II land.

   In 2001, gains of $73.5 million were recognized on the sale of 15 apartments: Rockborough, Carriage Park, Kimberly Woods, Place One, Shadowood, Bent Tree, Club Mar, Covered Bridge, Crossing at Church, Chalet I, Chalet II, Nora Pines, Timbercreek, Blackhawk, and Woodstock; $2.2 million on the sale of Regency Pointe Shopping Center; and $16.0 million on the sale of land: two tracts totaling 27.2 acres of Chase Oaks land, 10.0 acres of Elm Fork land,
27.8 acres of Frisco Bridges land, 1.7 acres of Las Colinas land, 22.1 acres of Mason Goodrich land, 4.2 acres of Nashville land, 5 tracts totaling 49.7 acres of Katrina land, 6.6 acres of Rasor land, 12.7 acres of Santa Clarita land,
232.8 acres of Scoggins land, 408.0 acres of Scout land, 10.4 acres of Tree Farm land, and 0.4 acres of Waters Edge Apartment land. In 2001, losses of $8.3 million were recognized on the sale of Glenwood Apartments, 12.0 acres of Plano Parkway land, 120.4 acres of Yorktown land, two tracts totaling 3.2 acres of Nashville land, Ashford Apartments, 6.7 acres of Santa Clarita land, 107.0 acres of Elm Fork land, and 27.4 acres of Vista Ridge land.

   Net income from discontinued operations was $51.6 million in 2002 compared to net loss from discontinued operations of $(7.4) million in 2001. The net income (loss) relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002 and eight properties that ARI sold in 2003. The following table summarized revenue and expense information for the properties sold.

                                                                2002     2001
                                                              -------  -------
Revenue
   Rental.................................................... $21,346  $27,432
   Property operations.......................................  13,405   16,837
                                                              -------  -------
                                                                7,941   10,595
Expenses
   Interest..................................................   8,144   12,003
   Depreciation..............................................   4,011    5,946
                                                              -------  -------
                                                               12,155   17,949
Net loss from discontinued operations........................  (4,214)  (7,354)
   Gain on sale of real estate...............................  31,706       --
   Equity in gain on sale of real estate by equity investees.  24,069       --
                                                              -------  -------
Net income (loss) from discontinued operations............... $51,561  $(7,354)
                                                              =======  =======

   2001 Compared to 2000. ARI reported net income of $15.1 million in 2001 compared to $2.7 million in 2000. ARI's net income in 2001 included gains on the sale of real estate of $83.4 million compared to gains on the sale of real estate of $96.7 million in 2000. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

   Rents decreased to $101.9 million in 2001 from $120.6 million in 2000. Rent from commercial properties of $27.8 million in 2001 approximated the $28.7 million in 2000, rent from hotels decreased to $32.0 million in 2001 from $33.1 million in 2000 and rent from apartments decreased to $43.4 million in 2001 from $57.1 million in 2000. The decrease in rent from hotels was primarily attributable to reduced occupancy. Apartment rents decreased in 2001 as a result of the sale of nine apartments in 2000 and 17 apartments in 2001.

   Property operations expense decreased to $76.6 million in 2001 from $81.4 million in 2000. Property operations expense for commercial properties of $15.9 million in 2001 approximated the $16.1 million expense in 2000, hotel expense increased to $25.2 million in 2001 from $24.1 million in 2000, land expense decreased to $8.6 million in 2001 from $9.7 million expense in 2000 and apartment expense decreased to $26.2 million in 2001 from $31.3 million in 2000. The increase in hotel operations expense was primarily due to property improvement costs. The decrease in land operations expense was primarily due to the sale of 26 land parcels in 2000 and 34 land parcels in 2001. The decrease in apartment property operations expense was primarily due to the sale of nine apartments in 2000 and 17 apartments in 2001.

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

   Equity in loss of investees decreased to $(13.4) million in 2001, from $(4.6) million in 2000. The decrease was primarily attributable to increased net losses, before gains on sale of real estate, for TCI and IORI in 2001. See
NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   Loss on sale of investments in equity investees improved to $(387,000) in 2001, from $(8.7) million in 2000. In 2001, loss on sale of TCI common stock was recognized. In 2000, losses include $(7.6) million on sale of TCI stock, $(246,000) on sale of IORI common stock and $(872,000) on the sale of Vestavia Lakes Apartments.

   Equity in gain on sale of real estate by equity investees increased to $22.5 million in 2001, from $18.6 million in 2000. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

   Other income improved to a loss of $369,000 in 2001 from a loss of $926,000 in 2000. The increase was primarily due to a reduction in losses on the sale of marketable securities.

   Interest expense decreased to $65.0 million in 2001 from $66.5 million expense in 2000. The decrease was primarily attributable to the sale of land parcels and apartments in 2001 and 2000.

   Depreciation and amortization decreased to $11.8 million in 2001 from $12.9 million in 2000. The decrease was primarily attributable to the sale of nine apartments in 2000 and 17 apartments in 2001.

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

   There was no provision for loss in 2001, compared to $2.0 million in 2000. In 2000, a litigation reserve was established, related to a breach of contract dispute.

   Writedown of assets held for sale increased to $2.5 million in 2001, from $248,000 in 2000. In 2001, the impairment of an asset was recognized. In 2000, the carrying value of an 11.3 acre tract of land in Plano, Texas, sold in the first quarter of 2001, was reduced to its net realizable value.

   Minority interest decreased to $972,000 in 2001 from $30.7 million in 2000. Minority interest is the earnings attributable to owners, other than ARI, of certain controlled entities. Minority interest in 2001 and 2000 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P. and Hawthorne Lakes Associations, L.P., ART Florida Portfolio III and ART Palm, L.L.C. In 2000, minority interest includes, in addition to the preferred returns discussed above, $29.8 million of earnings attributable to the limited partners in NRLP prior to the merger. Minority interest in 2001 declined due to the 2000 acquisition of NRLP by ARI.

   Gains on sale of real estate decreased to $83.4 million in 2001 from $96.7 million in 2000. In 2001, gains of $73.5 million were recognized on the sale of 15 apartments: Rockborough, Carriage Park, Kimberly Woods, Place One, Shadowood, Bent Tree, Club Mar, Covered Bridge, Crossing at Church, Chalet I, Chalet II, Nora Pines, Timbercreek, Blackhawk, and Woodstock; $2.2 million on the sale of Regency Pointe Shopping Center; and $16.0 million on the sale of land: two tracts totaling 27.2 acres of Chase Oaks land, 10.0 acres of Elm Fork land, 27.8 acres of Frisco Bridges land, 1.7 acres of Las Colinas land, 22.1 acres of Mason Goodrich land, 4.2 acres of Nashville land, 5 tracts totaling
49.7 acres of Katrina land, 6.6 acres of Rasor land, 12.7 acres of Santa Clarita land, 232.8 acres of Scoggins land, 408.0 acres of Scout land, 10.4 acres of Tree Farm land, and 0.4 acres of Waters Edge Apartment land. In 2001, losses of $8.3 million were recognized on the sale of Glenwood Apartments, 12.0 acres of Plano Parkway land, 120.4 acres of Yorktown land, two tracts totaling 3.2 acres of Nashville land, Ashford Apartments, 6.7 acres of Santa Clarita land, 107.0 acres of Elm Fork land, and 27.4 acres of Vista Ridge land.

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

   Loss from discontinued operations improved to $(7.4) million in 2001 from $(9.3) million in 2000. The loss relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002 and eight properties that ARI sold in 2003. The following table summarized revenue and expense information for the properties sold.

                                                    2001     2000
                                                  -------  -------
            Revenue
               Rental............................ $27,432  $17,551
               Property operations...............  16,837   12,718
                                                  -------  -------
                                                   10,595    4,833
            Expenses
               Interest..........................  12,003   10,221
               Depreciation......................   5,946    3,933
                                                  -------  -------
                                                   17,949   14,154
            Net loss from discontinued operations $(7,354) $(9,321)
                                                  =======  =======

Related Party Transactions

   Historically, ARI, TCI, IORI and BCM have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to ARI as could have been obtained from unrelated parties.

Operating Relationships

   In October 1997, ARI entered into leases with BCM and an affiliate of BCM for space at the One Hickory Centre Office Building, construction of which was completed in December 1998. The BCM leases, effective upon ARI obtaining permanent financing of the building, were for 75,852 sq.ft. (approximately 75% of the building), had terms of ten and fifteen years and provided for annual base rent of $19.25 per sq.ft. for the first year. In January 2001, both leases were terminated, and ARI entered into a new lease with BCM, effective October 1, 2000. The new lease is for 59,463 sq.ft. (approximately 62% of the building), has a term of three years, and provides for annual base rent of $1.3 million or $21.50 per sq.ft. Effective March 1, 2002, the lease was amended to 57,879 sq.ft. (approximately 59% of the building), with an annual base rent of $1.2 million, or $21.50 per sq.ft. In April 2002, ARI sold the subsidiary which owns the building to TCI.

   In 2002, ARI paid BCM, its affiliates and a related party $5.9 million in advisory fees, $689,000 in mortgage brokerage and equity refinancing fees, $13,000 in property acquisition fees, $5.4 million in real estate brokerage commissions, $1.9 million in construction supervision fees and $4.2 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $2.5 million.

Partnership Transactions

   BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

   BCM entered into put agreements with the holders of the Class A limited partner units of Valley Ranch, L.P. Such Class A units were convertible into Series B Cumulative Convertible Preferred Stock of ARI which was further convertible into Common Stock of ARI. The put price for the Class A units was $1.00 per unit and the put price for either the Series B Preferred Stock or ARI's Common Stock was 80% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In March 1999, ARI reached agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally, one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI purchased the remaining two million units in 2002.

   BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI's Common Stock is 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the outstanding Class A units as follows: June 30, 2003, 1,625,000 units; December 31, 2005, 1,625,000 units; and December 31, 2006, 8,563,750 units.

Advances and Loans

   From time-to-time, ARI and its affiliates have made advances to each other, which have not had specific repayment terms, do not bear interest, are unsecured and have been reflected in ARI's financial statements as other assets or other liabilities. At December 31, 2002, after accounting for affiliate purchases and sales, amounts still owed by ARI were $26.6 million, $6.6 million, $3.5 million and $2.7 million to BCM, TCI, IORI and Regis, respectively.

   In March 2000, a loan with a current principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At December 2002, the loan, and $1.1 million of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

   In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

   In December 2000, an unsecured loan with a current principal balance of $1.8 million to Warwick of Summit, Inc. ("Warwick") matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. At December 2002, the loan, and $188,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

   In December 2000, a loan with a current principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan, to provide funds to purchase and renovate a shopping center in Oklahoma City, Oklahoma, is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and
(3) the personal guarantees of the Bordeaux members. At December 2002, the loan, and $710,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

   In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.7% of the outstanding shares of ARI's Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. During 2001 and 2002, Mr. Kimbrough did not participate in day-to-day operations or management of One Realco.

   In June 2002, ARI converted $4.5 million of its receivable from BCM to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bears interest at 10.0% per annum, matures in March 2004 and requires quarterly payments of principal and accrued interest, beginning in December 2002.

Property Transactions

   In May 2001, ARI exchanged with TCI two parcels of land, a 10.5 acre tract of Vista Ridge land and an 8.88 acre tract of Hollywood Casino land, for the 168 unit Glenwood Apartments. The business purpose of the transaction was for TCI to construct apartments on the Vista Ridge land and office buildings on the Hollywood Casino land and for ARI to obtain a property that could be sold for cash. ARI received net cash of $3.2 million on the subsequent sale of the apartments. See NOTE 2. "REAL ESTATE."

   In December 2001, TCI purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, for $2.0 million. The purpose of the transaction was for TCI to make an equity investment, anticipating a profitable return, in NM and for ARI to receive cash for its equity investment. NM owns the Executive Court Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Management has classified this related party transaction as a note payable to TCI.

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. The business purpose of the transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management classified this related party transaction as a note payable to IORI. IORI sold the Rosedale Towers Office Building to an unrelated buyer in December 2002. ARI owes $2.1 million to IORI for remaining principal and 12% return.

   In January 2002, TCI purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. The business purpose of the transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management has classified this related party transaction as a note payable to TCI.

   In March 2002, ARI received $520,000 and exchanged with TCI a 24.5 acre tract of Rasor land, a 16.89 acre tract of Lakeshore Villas Apartments land and the 45,623 sq.ft. Oaktree Village Shopping Center for the 80,278 sq.ft. Plaza on Bachman Creek Shopping Center. The exchange value prices for the shopping centers were determined using a market rate multiple of net operating income, and the values of the land parcels were determined using appraised rates. The business purpose of the transaction was for TCI to construct apartments on the Rasor and Lakeshore Villas land. To give ample value for the property TCI exchanged, the Oaktree Village Shopping Center was added to the transaction. ARI received $4.4 million on the subsequent financing of the shopping center.

   In April 2002, TCI purchased all of the general and limited partnership interest in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. The purchase price was determined based on the market value of the property exchanged using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Confederate Point for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In April 2002, TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. The purchase price was determined based on the market values of the property exchanged, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Foxwood for the purchase price. The business purpose for the transaction was for TCI to make an equity investment in Foxwood anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In April 2002, TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. Woodsong owns the Woodsong Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Woodsong for the purchase price. The business purpose for the transaction was for TCI to make an equity investment in Woodsong anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. In July 2002, the Woodsong Apartments was sold for $9.1 million. TCI received $2.6 million from the proceeds of $2.8 million as payment of principal and accrued but unpaid interest on the loan.

   In April 2002, TCI purchased 100% of the common shares of ARI One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in One Hickory for the purchase price. The business purpose for the transaction was for TCI to make an equity investment in One Hickory anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building, from ARI for $50.0 million. See NOTE 2. "REAL ESTATE." The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return and for ARI to satisfy debt.

   In June 2002, TCI purchased five parcels of unimproved land from ARI for $30.0 million: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Monterrey land parcels. See NOTE 2. "REAL ESTATE." The purchase price of the Hollywood Casino land was determined based on an appraised value of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Park, Nashville and Monterrey land parcels was determined based on appraised rates. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land and for ARI to satisfy debt. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In June 2002, ARI purchased all the general and limited partnership interests in Chalet North, L.P. ("Chalet North") from BCM for $3.0 million. Chalet North owns the Pinecrest Apartments. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.4 million. ARI's receivable from BCM was reduced by $1.6 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   In June 2002, ARI purchased the Tiberon Trails Apartments from BCM for $12.3 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $6.4 million. ARI's receivable from BCM was reduced by $5.9 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   In June 2002, ARI purchased the Alta Mesa Shopping Center from BCM for $3.8 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.8 million. ARI's receivable from BCM was reduced by $2.0 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   On June 30, 2002, ARI obtained 74.31% interest in RAK from BCM for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI's receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of the acquisition, RAK's assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK's net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction.

   In December 2002, ARI sold the Lakeshore Villas Apartments to Housing for Seniors of Humble, LLC ("Humble"), a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One loan has a principal amount of $2.0 million. The loan is unsecured, and is guaranteed by Unified Housing Foundation, Inc. ("Unified"), a related party. The second loan has a principal amount of $6.4 million, and is secured by a pledge by Unified of 100% of the Member Interest in Humble. Both loans bear interest at 11.5% per annum, mature in December 2009 and require quarterly payments beginning in March 2003. Richard W. Humphrey, a director of ARI, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a director of ARI, is the General Manager of Unified.

   In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura Holdings, Clark and Woolley land parcels, from ARI for $13.3 million. See NOTE 2. "REAL ESTATE." The purchase price was determined based on an appraised rate of $34.89 per share foot. The business purpose of the transaction was for TCI to construct apartments on the land and for ARI to satisfy debt.

   In March 2003, TCI purchased the Bridgeview Plaza and Cullman shopping centers from ARI for $8.7 million and $2.0 million, respectively. The business purpose of the transaction was for ARI to satisfy debt. The purchase price was determined using a market rate multiple of net operating income.

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

   The following table contains only those exposures that existed at December 31, 2002. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI's ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.


                                    2003      2004     2005     2006     2007   Thereafter  Total
                                  --------  -------  -------  -------  -------  ---------- --------
Assets
 Trading Instruments--Equity
   Price Risk
 Marketable securities at market
   value.........................                                                          $    209

Notes receivable
 Variable interest rate-fair
   value.........................                                                          $  4,766
 Instrument's maturities......... $     --  $ 5,633  $    --  $    --  $    --   $     --  $  5,633
 Instrument's amortization.......       --       --       --       --       --         --        --
   Interest......................      380      349       --       --       --         --       729
   Average rate..................      6.8%    12.4%      --       --       --         --
 Fixed interest rate-fair value..                                                          $ 65,263
 Instrument's maturities......... $ 11,860  $45,722  $ 7,100  $    --  $    --   $  8,363  $ 73,045
 Instrument's amortization.......    2,971    1,443       --       --       --         --     4,414
   Interest......................    5,286    3,816    1,530      962      962      1,923    14,479
   Average rate..................      7.5%     9.8%    12.8%    11.5%    11.5%      11.5%

Liabilities
Notes payable

Variable interest rate-fair value                                                          $ 70,672
 Instrument's maturities......... $ 31,762  $21,580  $ 1,112  $    --  $    --   $  1,029  $ 55,483
 Instrument's amortization.......    1,404    1,286    1,294      102      110      1,972     6,168
   Interest......................    5,285    3,375      489      390      380      2,968    12,887
   Average rate..................     11.7%    19.8%    11.1%    12.4%    12.4%      12.0%

Fixed interest rate-fair value...                                                          $408,419
 Instrument's maturities......... $122,584  $25,259  $45,754  $10,498  $40,548   $114,935  $359,578
 Instrument's amortization.......    4,951    5,010    4,753    4,523    4,129     26,699    50,065
   Interest......................   33,906   22,068   18,047   15,118   13,043     30,760   132,942
   Average rate..................      9.9%     8.3%     8.0%     7.8%     8.0%       8.0%

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Financial Statements
Report of Independent Certified Public Accountants...........................................  42
Consolidated Balance Sheets--December 31, 2002 and 2001......................................  43
Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000..........  44
Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2002, 2001 and 2000  45
Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000..........  46
Notes to Consolidated Financial Statements...................................................  49

Financial Statement Schedules
Schedule III--Real Estate and Accumulated Depreciation.......................................  85
Schedule IV--Mortgage Loans on Real Estate...................................................  90

   All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of
American Realty Investors, Inc.

   We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Investors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

   As discussed in Note 1, ARI adopted the provisions of SFAS 144, Accounting for Impairment of Long Lived Assets, in 2001.

   As discussed in Note 24, ARI adopted the provision of SFAS 142, Goodwill and Other Intangible Assets, in 2002.

                                          BDO SEIDMAN, LLP

Dallas, Texas
April 11, 2003

                        AMERICAN REALTY INVESTORS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                           December 31,
                                                                                                        ---------------------
                                                                                                          2002        2001
                                                                                                         --------   --------
                                                                                                        (dollars in thousands,
                                                                                                         except per share)
                                                Assets
Real estate held for investment........................................................................ $378,080    $338,425
Less--accumulated depreciation.........................................................................  (96,036)    (90,355)
                                                                                                         --------   --------
                                                                                                         282,044     248,070
Real estate held for sale, net of depreciation.........................................................  181,713     340,133
Notes and interest receivable
Performing ($34,442 in 2002 and $18,896 in 2001 from affiliates).......................................   77,354      22,612
Nonperforming ($6,838 in 2002 and $6,994 in 2001 from affiliates)......................................    7,856      10,347
                                                                                                         --------   --------
                                                                                                          85,210      32,959
Less--allowance for estimated losses...................................................................   (3,077)     (2,577)
                                                                                                         --------   --------
                                                                                                          82,133      30,382
Pizza parlor equipment.................................................................................   12,557      10,454
Less--accumulated depreciation.........................................................................   (4,562)     (3,747)
                                                                                                         --------   --------
                                                                                                           7,995       6,707
Leasehold interest--oil and gas properties.............................................................       --       4,719
Less--accumulated depletion............................................................................       --          (1)
                                                                                                         --------   --------
                                                                                                              --       4,718
Oilfield equipment.....................................................................................       --         511
Less--accumulated depreciation.........................................................................       --         (21)
                                                                                                         --------   --------
                                                                                                              --         490
Marketable equity securities, at market value..........................................................      209          96
Cash and cash equivalents..............................................................................    8,432         709
Investments in equity investees........................................................................   80,990      77,933
Goodwill, net of accumulated amortization ($1,763 in 2002 and 2001)....................................   13,784      11,858
Other intangibles, net of accumulated amortization ($773 in 2002 and $903 in 2001).....................    1,744       1,678
Other assets...........................................................................................   50,001      35,989
                                                                                                         --------   --------
                                                                                                        $709,045    $758,763
                                                                                                         ========   ========
                                 Liabilities and Stockholders' Equity
Liabilities
Notes and interest payable ($15,600 in 2002 and $1,598 in 2001 to affiliate)........................... $349,740    $298,171
Margin borrowings......................................................................................    8,558      28,040
Liabilities related to assets held for sale............................................................  125,693     266,127
Accounts payable and other liabilities ($41,085 in 2002 and $11,389 in 2001 to affiliates).............  127,872      48,960
                                                                                                         --------   --------
                                                                                                         611,863     641,298
Minority interest......................................................................................   19,940      27,612
Series F, 3,968.75 shares in 2001 (liquidation preference $3,969)......................................       --       3,969

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 3,226,858 shares in 2002 and 2,724,910 shares in 2001
  (liquidation preference $32,269), including 900,000 shares in 2002 and 300,000 shares in 2001 held by
 subsidiaries..........................................................................................    4,654       4,850
Series E, 50,000 shares in 2002 and 2001 (liquidation preference $500).................................      100         100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued
  11,375,127 shares in 2002 and 2001...................................................................      114         114
Paid-in capital........................................................................................   93,954      97,140
Accumulated deficit....................................................................................  (24,784)    (16,320)
Accumulated other comprehensive income.................................................................    3,204          --
                                                                                                         --------   --------
                                                                                                          77,242      85,884
                                                                                                         --------   --------
                                                                                                        $709,045    $758,763
                                                                                                         ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Years Ended December 31,
                                    -------------------------------------
                                        2002           2001         2000
                                    -----------    -----------  -----------
                                    (dollars in thousands, except per share)
     Property revenue
      Rents........................ $    89,543    $   101,927  $   120,609
      Property operations expenses
        ($4,271 in 2002, $5,204 in
        2001 and $5,356 in 2000 to
        affiliates)................      67,701         76,617       81,363
                                    -----------    -----------  -----------
        Operating income...........      21,842         25,310       39,246
     Land operations
      Sales........................     127,750         51,841      119,384
      Cost of sales................      75,718         45,348       90,383
      Deferral of gains on current
        period sales...............      36,135            895           --
      Recognition of previously
        deferred gains.............         830             --           --
                                    -----------    -----------  -----------
        Gain on land sales.........      16,727          5,598       29,001
     Pizza parlor operations
      Sales........................      36,741         34,211       32,551
      Cost of sales................      29,991         27,934       26,767
                                    -----------    -----------  -----------
        Gross margin...............       6,750          6,277        5,784
     Income from operations........      45,319         37,185       74,031
     Other income
      Interest income ($2,515 in
        2002, $2,239 in 2001 and
        $1,843 in 2000 from
        affiliates)................       3,145          2,817        2,965
      Equity in loss of investees..     (20,914)       (13,352)      (4,581)
      Loss on sale of investments
        in equity investees........        (286)          (387)      (8,744)
      Gains on sale of real estate.          --         77,816       67,727
      Equity in gain on sale of
        real estate by equity
        investees..................          --         22,542       18,571
      Other ($300 in 2002 from
        affiliates)................       5,445           (369)        (926)
                                    -----------    -----------  -----------
                                        (12,610)        89,067       75,012
     Other expenses
      Interest ($1,703 in 2002 and
        $358 in 2000 to affiliates)      57,689         65,045       66,481
      Depreciation and amortization      10,234         11,761       12,946
      General and administrative
        ($2,546 in 2002, $2,845 in
        2001 and $4,493 in 2000 to
        affiliate).................      12,479         12,743       17,131
      Advisory fee to affiliate....       5,899          6,715        5,891
      Net income fee to affiliate..          --            166           --
      Incentive fee to affiliate...          --          3,827        1,646
      Litigation settlement........         916            100           --
      Provision for loss...........          --             --        2,000
      Writedown of assets held for
        sale.......................       4,171          2,500          248
      Minority interest............       1,346            972       30,700
                                    -----------    -----------  -----------
                                         92,734        103,829      137,043
                                    -----------    -----------  -----------
     Net income (loss) from
      continuing operations........     (60,025)        22,423       12,000
     Discontinued operations (Note
     20):
      Loss from operations.........      (4,214)        (7,354)      (9,321)
      Gain on sale of real estate..      31,706             --           --
      Equity in gain on sale of
        real estate by equity
        investees..................      24,069             --           --
                                    -----------    -----------  -----------
     Net income (loss) from
      discontinued operations......      51,561         (7,354)      (9,321)
     Net income (loss).............      (8,464)        15,069        2,679
     Preferred dividend requirement      (2,401)        (2,485)      (2,327)
                                    -----------    -----------  -----------
     Net income (loss) applicable
      to Common shares............. $   (10,865)   $    12,584  $       352
                                    ===========    ===========  ===========
     Earnings per share--basic and
      diluted
      Net income (loss) from
        continuing operations...... $     (5.49)   $      1.70  $       .93
      Discontinued operations......        4.53           (.63)        (.90)
                                    -----------    -----------  -----------
      Net income (loss) applicable
        to Common shares........... $      (.96)   $      1.07  $       .03
                                    ===========    ===========  ===========
     Weighted average Common
      shares used in computing
      earnings per share...........  11,375,127     11,714,374   10,399,890
                                    ===========    ===========  ===========

   Options to purchase 105,750, 183,750 and 210,750 shares of ARI's Common Stock were excluded from the computation of diluted earnings per share for 2002, 2001 and 2000, respectively, because the effect of their inclusion would be antidilutive.

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Accumulated
                               Series A  Series E                                           Other
                               Preferred Preferred Common Treasury Paid-in  Accumulated Comprehensive Stockholders'
                                 Stock     Stock   Stock   Stock   Capital    Deficit      Income        Equity
                               --------- --------- ------ -------- -------  ----------- ------------- -------------
                                                     (dollars in thousands, except per share)
Balance, January 1, 2000......  $4,600     $ --     $135    $(28)  $75,627   $(34,068)     $   --        $46,266
Sale of Series E Preferred
  Stock.......................      --      100       --      --       400         --          --            500
Series A Preferred Stock cash
 dividend ($1.00 per share)...      --       --       --      --    (2,298)                    --         (2,298)
Series A Preferred Stock
  issued......................     243       --       --      --       970         --          --          1,213
Series E Preferred Stock cash
 dividend ($0.60 per share)...      --       --       --      --       (29)        --          --            (29)
Retirement of Treasury
  Stock.......................      --       --      (26)     46       (20)        --          --             --
Repurchase of Common
  Stock.......................      --       --       --      --      (746)        --          --           (746)
Common Stock issued in
 exchange for partnership
  units.......................      --       --        9     (35)   25,843         --          --         25,817
Net income....................      --       --       --      --        --      2,679          --          2,679
                                ------     ----     ----    ----   -------   --------      ------        -------

Balance, December 31, 2000....   4,843      100      118     (17)   99,747    (31,389)         --         73,402
Series A Preferred Stock cash
 dividend ($1.00 per share)...      --       --       --      --    (2,455)        --          --         (2,455)
Series A Preferred Stock
  issued......................       7       --       --      --        29         --          --             36
Series E Preferred Stock cash
 dividend ($0.60 per share)...      --       --       --      --       (30)        --          --            (30)
Retirement of Treasury Stock..      --       --       --      17       (17)        --          --             --
Repurchase of Common
  Stock.......................      --       --       --      --      (133)        --          --           (133)
Cancellation of Common
  Stock.......................      --       --       (4)     --         4         --          --             --
Common Stock dividends
  (pre-merger)................      --       --       --      --        (5)        --          --             (5)
Net income....................      --       --       --      --        --     15,069          --         15,069
                                ------     ----     ----    ----   -------   --------      ------        -------

Balance, December 31, 2001....   4,850      100      114      --    97,140    (16,320)         --         85,884
Comprehensive income
 Foreign currency translation
    gain......................      --       --       --      --        --         --       3,204          3,204
 Net loss.....................      --       --       --      --        --     (8,464)         --         (8,464)
                                                                                                         -------
                                                                                                          (5,260)
Series A Preferred Stock cash
 dividend ($1.00 per share)...      --       --       --      --    (2,371)        --          --         (2,371)
Series E Preferred Stock cash
 dividend ($0.60 per share)...      --       --       --      --       (30)        --          --            (30)
Redemption of Preferred
  Stock.......................    (196)      --       --      --      (784)        --          --           (980)
Common Stock dividends
  (pre-merger)................      --       --       --      --       (25)        --          --            (25)
Other.........................      --       --       --      --        24         --          --             24
                                ------     ----     ----    ----   -------   --------      ------        -------

Balance, December 31, 2002....  $4,654     $100     $114    $ --   $93,954   $(24,784)     $3,204        $77,242
                                ======     ====     ====    ====   =======   ========      ======        =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For Years Ended December 31,
                                                                           -----------------------------
                                                                             2002      2001       2000
                                                                           --------  --------  ---------
                                                                               (dollars in thousands)
Cash Flows From Operating Activities
   Rents collected........................................................ $109,783  $126,350  $ 138,212
   Payments for property operations ($4,271 in 2002, $5,204 in 2001 and $1,792 in 2000 to affiliates)......................................  (88,269)  (99,509)  (105,523)
   Pizza parlor sales collected...........................................   35,725    33,997     32,526
   Payments for pizza parlor operations...................................  (30,222)  (27,563)   (26,646)
   Interest collected ($771 in 2002, $1,220 in 2001 and $1,490
   in 2000 from affiliates)...............................................    1,559     1,772      4,393
   Distributions from equity investees' operating activities..............       --        53      1,823
   Interest paid..........................................................  (54,400)  (62,608)   (66,955)
   Advisory fee paid to affiliate.........................................   (5,350)   (6,715)    (5,050)
   Incentive fee paid to affiliate........................................       --    (1,646)        --
   Distributions to minority interest holders.............................   (2,628)   (4,114)    (4,941)
   General and administrative expenses paid ($2,044 in 2002, $2,845 in
     2001 and $4,493 in 2000 to affiliate)................................  (11,977)  (12,740)   (18,139)
   Other..................................................................   (6,914)    4,112     (4,278)
                                                                           --------  --------  ---------
       Net cash used in operating activities.............................. $(52,693) $(48,611) $ (54,578)

Cash Flows From Investing Activities
   Collections on notes receivable ($776 in 2002, $21 in 2001 and $17,324 in 2000 from affiliates)............................................. $  7,416  $  4,995  $  36,039
   Proceeds from sale of notes receivable.................................    7,641        --      3,893
   Notes receivable funded................................................   (2,169)  (14,094)   (14,674)
   Proceeds from sale of real estate......................................  102,772   136,171    148,141
   Purchase of marketable equity securities...............................       --        --     (5,316)
   Proceeds from sale of marketable equity securities.....................    1,291        --      5,252
   Acquisitions of real estate............................................   (1,359)       --    (15,882)
   Real estate improvements...............................................  (34,336)  (19,581)   (24,547)
   Acquisition of EQK Realty Investors, I.................................       --        --     (1,125)
   Pizza parlor equipment purchased.......................................   (2,869)   (1,493)    (1,087)
   Proceeds from sale of pizza parlor equipment...........................    1,498        --         --
   Acquisition of leasehold interests.....................................       --      (400)        --
   Purchase of oilfield equipment.........................................       --      (511)        --
   Earnest money deposits.................................................      331    (1,825)    (7,703)
   Settlement of interest rate swap contract..............................     (284)       --         --
   Investment in real estate entities.....................................   (3,976)  (39,505)     4,602
                                                                           --------  --------  ---------
       Net cash provided by investing activities.......................... $ 75,956  $ 63,757  $ 127,593
                                                                           ========  ========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                                                                              For Years Ended December 31,
                                                                            -------------------------------
                                                                               2002       2001       2000
                                                                            ---------  ---------  ---------
                                                                                 (dollars in thousands)
Cash Flows From Financing Activities
 Proceeds from notes payable............................................... $ 103,701  $ 146,773  $ 177,144
 Margin borrowings (payments), net.........................................   (19,548)    14,389    (21,624)
 Payments on notes payable.................................................  (133,959)  (171,531)  (197,849)
 Deferred borrowing costs..................................................    (7,170)    (9,478)   (10,528)
 Net advances from (payments to) affiliates................................    43,813      3,833    (15,887)
 Redemption of Preferred Stock.............................................        --         --         --
 Sale of Preferred Stock...................................................        --         --        500
 Dividends paid............................................................    (2,401)    (2,467)    (2,327)
 Repurchase of Common Stock................................................        --       (133)      (746)
 Stock sale profits received from affiliate................................        24         --         --
                                                                            ---------  ---------  ---------
       Net cash used in financing activities...............................   (15,540)   (18,614)   (71,317)
                                                                            ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.......................     7,723     (3,468)     1,698
Cash and cash equivalents, beginning of year...............................       709      4,177      2,479
                                                                            ---------  ---------  ---------
Cash and cash equivalents, end of year..................................... $   8,432  $     709  $   4,177
                                                                            =========  =========  =========

Reconciliation of net income to net cash used in operating activities
 Net income (loss)......................................................... $  (8,464) $  15,069  $   2,679
 Adjustments to reconcile net income (loss) to net cash used in operating activities..............................................................
   Gain on sale of real estate.............................................   (48,433)   (83,414)   (96,728)
   Depreciation and amortization...........................................    14,245     17,707     16,879
   Amortization of deferred borrowing costs................................     8,930     14,335     10,382
   Provision for loss......................................................     4,171      2,500      2,248
   Litigation settlement...................................................       916        100         --
   Equity in income of investees...........................................    (2,869)    (8,803)    (5,246)
   Distributions from equity investees' operating activities...............        --         53      1,823
   (Increase) decrease in accrued interest receivable......................    (1,586)    (1,045)     1,428
   (Increase) decrease in other assets.....................................   (14,481)     1,517     (3,325)
   Increase (decrease) in accrued interest payable.........................     2,437        (61)    (2,441)
   Increase (decrease) in accounts payable and other liabilities (includes
     $(14,117) in 2002, $4,526 in 2001 and $1,645 in 2000).................    (6,277)    (3,427)    (8,036)
   Increase (decrease) in minority interest................................    (1,282)    (3,142)    25,759
                                                                            ---------  ---------  ---------
       Net cash used in operating activities............................... $ (52,693) $ (48,611) $ (54,578)
                                                                            =========  =========  =========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                                                                               For Years Ended December 31,
                                                                               ----------------------------
                                                                                2002      2001      2000
                                                                                -------   -------  -------
                                                                               (dollars in thousands)
Schedule of noncash investing and financing activities
   Notes payable from acquisition of real estate.............................. $    --   $ 2,549   $ 6,262
   Notes payable assumed by buyer upon sale of real estate....................  80,729    34,293    40,460
   Series A Preferred Stock issued in conjunction with the acquisition of EQK
     Realty Investors, I......................................................      --        36     1,213
   Carrying value of real estate exchanged for other real estate..............   7,224     3,726     2,971
   Redemption of Series A Preferred Stock.....................................     980        --        --
   Common Stock issued for minority interest in National Realty, L.P..........      --        --    25,817
   Purchase accounting write down.............................................      --        --    35,846
   Notes receivable from sale of real estate..................................  59,578     6,336     2,790
   Series F Preferred Stock issued in conjunction with the acquisition of
     leasehold interests in oil and gas properties............................      --     3,969        --
   Contribute new pizza restaurant to new venture.............................      --       210        --
   Asset impairment writedown.................................................   4,171     2,500        --
   Cancellation of Series F Preferred Stock...................................   3,969        --        --
   Acquisition of property to satisfy debt....................................  19,789        --        --
   Disposal of property to satisfy debt.......................................  41,050        --        --
   Foreign currency translation gain..........................................   3,204        --        --

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                        AMERICAN REALTY INVESTORS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The accompanying Consolidated Financial Statements of American Realty Investors, Inc. and consolidated subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE 1. "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES." These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

   Certain balances for 2000 and 2001 have been reclassified to conform to the 2002 presentation.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and business. In November 1999, American Realty Investors, Inc. ("ARI"), a Nevada corporation, was formed, and in August 2000, ARI acquired American Realty Trust, Inc. ("ART"), a Georgia corporation and National Realty, L.P. ("NRLP"), a Delaware partnership that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

   The acquisition of ART and NRLP by ARI was completed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI Common Stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART's Preferred Stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. The NRLP units of limited partner interest ceased trading on the American Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000.

   On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. ("TCI"), and Income Opportunity Realty Investors, Inc. ("IORI") jointly announced a preliminary agreement with the plaintiff's legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the "Olive Litigation"). In February 2002, the court granted final approval of the proposed settlement (the "Olive Settlement"). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfills the obligations under the Olive Settlement and the Olive Litigation has been dismissed with prejudice. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors. Two of the directors of TCI and IORI also serve as directors of ARI.

   Basis of consolidation. The Consolidated Financial Statements include the accounts of ARI, and all controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

   Accounting estimates. In the preparation of these Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ materially from these estimates.

                        AMERICAN REALTY INVESTORS, INC.

   Nonperforming notes receivable. ARI considers a note receivable to be nonperforming when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered nonperforming will also be considered nonperforming, without regard to the borrower's adherence to payment terms.

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

   Recent Accounting pronouncements. In April 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction" ("SFAS No. 145"). Statement 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 will require ARI to reclassify prior period items that do not meet the extraordinary classification. The provisions of SFAS No. 145 that relate to the rescission of SFAS No. 4 become effective in fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of ARI.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issued 94-3. ARI will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statements amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements, as ARI will continue to account for stock-based compensation using the intrinsic value method.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. While ARI has various guarantees included in

                        AMERICAN REALTY INVESTORS, INC.

contracts in the normal course of business, these guarantees would not represent significant commitments or contingent liabilities of the indebtedness of entities outside of the consolidated company.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by ARI after 2003; however, disclosures are required currently if ARI expects to consolidate any variable interest entities. ARI does not currently believe that any entities will be consolidated as a result of FIN 46.

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

                        AMERICAN REALTY INVESTORS, INC.

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

   Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

   Earnings (loss) per share. Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

   Employee stock option plans. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations are utilized by management in accounting for the option plans. All share options issued have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

                                                      2002               2001            2000
                                               ------------------  ---------------- --------------
                                                  As        Pro       As      Pro      As     Pro
                                               Reported    Forma   Reported  Forma  Reported Forma
                                               --------  --------  -------- ------- -------- -----
Net income (loss) applicable to common shares. $(10,865) $(10,979) $12,584  $11,915   $352    $21
Net income (loss) applicable to common shares,
  per share...................................     (.96)     (.97)    1.07     1.02    .03     --

   The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                            2002  2001  2000
                                            ----  ----  ----
                  Dividend yield...........   --    --    --
                  Expected volatility......   69%   72%   43%
                  Risk-free interest rate.. 3.95% 1.25% 5.75%
                  Expected lives (in years)   10    10    10
                  Forfeitures..............   10%   10%   10%

   The weighted average fair value per share of options granted in 2002 was $6.08.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 2.  REAL ESTATE

   In 2002, ARI purchased the following property:

                                         Units/     Purchase    Net       Debt      Interest Maturity
     Property           Location      Sq.Ft./Acres   Price   Cash Paid  Incurred      Rate     Date
     --------       ----------------- ------------- -------- --------- --------     -------- --------
Apartments
Pinecrest/(1)/..... North Augusta, SC 120 Units     $ 2,979   $   --    $1,423/(3)/   8.75%   03/03
Tiberon Trails/(1)/ Merrillville, IN  376 Units      12,336       --     6,417/(3)/   9.00    07/06

Shopping Center
Alta Mesa/(1)/..... Ft. Worth, TX     59,933 Sq.Ft.   3,797       --     1,804/(3)/  10.43    10/04
Plaza on Bachman
  Creek/(2)/....... Dallas, TX        80,278 Sq.Ft.   3,103       --        --          --       --

Land
Pioneer Crossing... Austin, TX        79.4 Acres      1,165    1,213        --          --       --
Willow Springs..... Beaumont, CA      20.7 Acres        140      146        --          --       --

--------
(1) Property received from Basic Capital Management, Inc. ("BCM"), a related party, for forgiveness of debt. The purchase price was determined using a market rate multiple of net operating income.
(2) Exchanged with Transcontinental Realty Investors, Inc. ("TCI"), a related party, for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(3) Assumed debt of seller.

   In 2001, ARI purchased the following property:

                                 Purchase     Net         Debt      Interest Maturity
 Property   Location     Units    Price    Cash Paid    Incurred      Rate     Date
 --------  ----------- --------- -------- ---------    --------     -------- --------
Apartments
Glenwood.. Addison, TX 168 Units  $6,246   $ -- / (1)/  $2,549/(2)/   9.25%   10/04

--------
(1) 8.88 acres of Hollywood Casino land and 10.5 acres of Vista Ridge land given as consideration. Exchanged with TCI, a related party.
(2) Assumed debt of seller. Exchanged with TCI, a related party.

                        AMERICAN REALTY INVESTORS, INC.

   In 2002, ARI sold the following properties:

                                                                 Net Cash
                                             Units/      Sales   Received/        Debt       Gain/(Loss)
      Property             Location       Acres/Sq.Ft.   Price    (Paid)       Discharged      on Sale
      --------        ------------------ -------------- ------- ---------     ----------     -----------
Apartments
Conradi House........ Tallahassee, FL          98 Units $ 1,809  $   388       $ 1,047         $   435
Daluce............... Tallahassee, FL         112 Units   3,634      779         2,494/(3)/        735
Grand Lagoon......... Panama City, FL          54 Units   2,750      285         2,083           1,572
Lakeshore Villas..... Harris County, TX       312 Units  21,957     (764)       13,593           8,942/(7)/
Lee Hills............ Tallahassee, FL          16 Units     445      355            --             127
Mallard Lake/(1)/.... Greensboro, NC          336 Units  14,400       --         7,362              --
Morning Star......... Tallahassee, FL          82 Units   2,217      718         1,187             618
Oak Hill............. Tallahassee, FL          92 Units   3,200      156/(4)/    2,550             285
Pheasant Ridge....... Bellevue, NE            264 Units  10,400    2,576         6,237           6,763
Pinecrest West....... Tallahassee, FL          48 Units   1,600      (48)        1,386             653
Regency.............. Tampa, FL                78 Units   3,200      851         1,710             541
Stonebridge.......... Florissant, MO          100 Units   4,340    1,142         2,893           3,081
Stonegate............ Tallahassee, FL          83 Units   1,785      486         1,026            (320)
Valley Hi............ Tallahassee, FL          54 Units   1,452       75         1,159             413
Villas............... Plano, TX               208 Units   8,525    3,701         4,023           5,615
Westwood Parc........ Tallahassee, FL          94 Units   2,523      817         1,370             759
White Pines.......... Tallahassee, FL          85 Units     764       10           593            (127)
Woodsong............. Smyrna, GA              190 Units   9,200    2,573         8,196           7,128

Office Building
Centura.............. Dallas, TX         410,901 Sq.Ft.  50,000       --        43,739/(3)/      5,762/(5)/
Melrose Business Park Oklahoma City, OK  124,200 Sq.Ft.   1,890      953           816           1,399
Rosedale Towers...... Minneapolis, MN     84,798 Sq.Ft.   7,235    3,324         7,665           2,028/(8)/

Shopping Center
Alta Mesa............ Fort Worth, TX      59,933 Sq.Ft.   3,617    1,399         1,791              --
Oaktree Village/(2)/. Lubbock, TX         45,623 Sq.Ft.   2,302      131         1,389/(10)/        --

Land
Centura Holdings..... Farmers Branch, TX      5.1 Acres   7,747       --         7,242/(3)/      1,236/(5)/
Clark................ Farmers Branch, TX      3.3 Acres   4,961       --            --           2,675/(5)/
Desert Wells......... Palm Desert, CA       171.1 Acres  11,900    1,421         1,000           5,955
Desert Wells......... Palm Desert, CA       238.0 Acres  23,785      321         1,050          15,024/(9)/
Eldorado Parkway..... Collin County, TX       8.8 Acres   1,180    1,030            50             104
Elm Fork............. Denton County, TX      14.5 Acres   2,745     (105)        2,633           1,615
Elm Fork............. Denton County, TX      14.2 Acres   1,526      (54)          701             527
Elm Fork............. Denton County, TX      16.7 Acres   1,617     (299)        1,554             429
Frisco Bridges....... Collin County, TX      10.8 Acres   1,881      151         1,500             (94)
Hollywood Casino..... Farmers Branch, TX     42.8 Acres  16,987       --         6,222/(3)/      7,520/(5)/
Katrina.............. Palm Desert, CA         2.1 Acres   1,323      (40)        1,237             978
Katrina.............. Palm Desert, CA        80.0 Acres   6,778   (1,382)        2,500          (2,032)
Katrina.............. Palm Desert, CA         1.8 Acres     700      648            --             464
Lakeshore Villas/(2)/ Harris County, TX      16.9 Acres   1,499      215            --              --
Marine Creek......... Ft. Worth, TX          54.2 Acres   3,700       --         1,500/(10)/     1,334/(5)/
Mason Goodrich....... Houston, TX             7.9 Acres     672       46           554             268
Mason Goodrich....... Houston, TX            10.3 Acres   1,444       93         1,225             895
Mason Goodrich....... Houston, TX            18.0 Acres   2,790       --         2,690/(10)/     1,982/(5)/
Mason Goodrich....... Houston, TX            13.0 Acres   1,150     (445)          400             521
Mason Goodrich....... Houston, TX            31.5 Acres   2,800      132         1,425             324
Mason Goodrich....... Houston, TX             7.0 Acres     760       93           593             396
Messick.............. Palm Desert, CA        71.0 Acres   6,015     (163)        1,300           2,056
Monterrey............ Riverside, CA          61.0 Acres   4,625       --            --              61/(6)/
Nashville............ Nashville, TN          16.6 Acres   1,890       --           955/(10)/     1,016/(5)/

                        AMERICAN REALTY INVESTORS, INC.

                                                        Net Cash
                                                 Sales  Received/    Debt    Gain/(Loss)
   Property          Location          Acres     Price   (Paid)   Discharged   on Sale
   --------     ------------------ ------------- ------ --------- ---------- -----------
Land--Continued
Nashville...... Nashville, TN          1.0 Acres $  140  $    (4)   $  125     $   73
Rasor/(2)/..... Plano, TX             24.5 Acres  1,211      174        --         --
Thompson II.... Dallas County, TX       .2 Acres     21       20        --        (11)
Varner Road.... Riverside, CA        129.7 Acres  3,700      671        --      1,413
Vista Ridge.... Lewisville, TX        10.0 Acres  1,525      130     1,220        401
Vista Ridge.... Lewisville, TX         3.9 Acres    630        1       531        170
Willow Springs. Beaumont, CA       1,503.0 Acres  9,800   (1,345)    2,600      4,872/(9)/
Woolley........ Farmers Branch, TX     0.4 Acres    637       --        --        466/(5)/

--------
(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2) Exchanged with TCI, a related party, for the Plaza on Bachman Creek
    Shopping Center.
(3) Debt assumed by purchaser.
(4) Represents dividends on and redemption of Innovo Preferred Stock. See NOTE
    7. "NOTES PAYABLE."
(5) Sold to TCI, a related party, to satisfy debt. Gain deferred until sale to unrelated party.
(6) Sold to TCI, a related party, to satisfy debt. In September 2002, gain of $34,000 recognized upon sale of 36 acres to unrelated party. Remaining gain of $27,000 deferred until sale to unrelated party.
(7) Sold to Housing for Seniors of Humble, LLC, a related party. Gain deferred until sale to unrelated party.
(8) The cash received from the sale was not sufficient to repay the entire amount of the financing obtained from IORI in January 2002. ARI owes $2.1 million to IORI for remaining principal and 12% return.
(9) Gain deferred until collection of mortgage note receivable in March 2003. See NOTE 25. "SUBSEQUENT EVENTS."
(10) Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

   In 2001, ARI sold the following properties:

                                       Units/      Sales  Net Cash     Debt      Gain/(Loss)
     Property          Location        Sq.Ft.      Price  Received  Discharged     on Sale
     --------      ---------------- ------------- ------- -------- ----------    -----------
Apartments
Ashford........... Tampa, FL             56 Units $ 2,145  $  593   $ 1,182        $  (985)
Bent Tree......... Addison, TX          292 Units  12,050   2,480     8,867          7,081
Blackhawk......... Ft. Wayne, IN        209 Units   7,100     904     4,030          5,110
Carriage Park..... Tampa, FL             46 Units   2,005     757     1,069            663
Chalet I.......... Topeka, KS           162 Units   5,650   1,288     4,109/(1)/     3,952
Chalet II......... Topeka, KS            72 Units   2,100     485     1,550/(1)/       434
Club Mar.......... Sarasota, FL         248 Units   8,500   1,905     6,199/(1)/     2,328
Covered Bridge.... Gainesville, FL      176 Units   7,900   2,463     4,339          6,042
Crossing at Church Tampa, FL             52 Units   1,880     750       948            623
Glenwood.......... Addison, TX          168 Units   6,650   3,166     2,549           (581)
Kimberly Woods.... Tucson, AZ           279 Units   8,450   1,667     6,191/(1)/     6,053
Nora Pines........ Indianapolis, IN     254 Units   9,850   2,548     5,574          6,957
Place One......... Tulsa, OK            407 Units  12,935   3,310     7,539          8,623
Rockborough....... Denver, CO           345 Units  16,675   3,654    12,215/(1)/    13,471
Shadowood......... Addison, TX          184 Units   7,125   1,980     4,320          4,644
Timbercreek....... Omaha, NE            180 Units   7,500   1,871     4,517          5,219
Woodstock......... Dallas, TX           320 Units   9,600   3,877     4,542          5,951

Shopping Center
Regency Pointe.... Jacksonville, FL 67,410 Sq.Ft.   7,350   5,126     1,500          2,232

                        AMERICAN REALTY INVESTORS, INC.

                                                     Net Cash
                                              Sales  Received/    Debt    Gain/(Loss)
   Property         Location         Acres    Price   (Paid)   Discharged   on Sale
   --------    ------------------ ----------- ------ --------- ---------- -----------

Land
Chase Oaks.... Plano, TX           22.3 Acres $2,875  $  663     $2,027     $   871
Chase Oaks.... Plano, TX            4.9 Acres  1,973   1,832         --       1,416
Elm Fork...... Denton County, TX   10.0 Acres  1,002     (30)       958         283
Elm Fork...... Denton County, TX  107.0 Acres  5,600    (168)     5,316      (1,616)
Frisco Bridges Collin County, TX   27.8 Acres  4,500   4,130         --          25
Katrina....... Palm Desert, CA     20.0 Acres  2,831    (124)       596         830/(2)/
Katrina....... Palm Desert, CA     20.0 Acres  2,940      78         --         616
Katrina....... Palm Desert, CA      6.1 Acres  1,196   1,108         --         570
Katrina....... Palm Desert, CA      2.2 Acres    800     (24)       737         514
Katrina....... Palm Desert, CA      1.4 Acres    284      (9)       253          93
Las Colinas... Las Colinas, TX      1.7 Acres    825     233        400         539
Mason/Goodrich Houston, TX         22.1 Acres  4,168     (34)     3,750       2,896
Nashville..... Nashville, TN        2.0 Acres     26      (1)        24         (82)
Nashville..... Nashville, TN        1.2 Acres      8      --          4         (59)
Nashville..... Nashville, TN        4.2 Acres    600     (53)       561         302
Plano Parkway. Plano, TX           11.3 Acres  1,445     312        950          --
Plano Parkway. Plano, TX           12.0 Acres    740     672         --        (991)
Rasor......... Plano, TX            6.6 Acres    350     267         --          34
Santa Clarita. Santa Clarita, CA   12.7 Acres  2,100   1,791         --         952
Santa Clarita. Santa Clarita, CA    6.7 Acres    500     608         --        (501)
Scoggins...... Tarrant County, TX 232.8 Acres  2,913     892      1,800         181
Scout......... Tarrant County, TX 408.0 Acres  5,087   1,586      3,200       2,969
Tree Farm..... Dallas County, TX   10.4 Acres  2,888     (87)     2,644          75
Vista Ridge... Denton County, TX   27.4 Acres    871     (26)       812      (1,993)
Watersedge.... Gulfport, MS          .4 Acres     80      78         --          65/(3)/
Yorktown...... Harris County, TX  120.4 Acres  5,239    (160)     4,991      (1,497)

--------
(1) Debt assumed by purchaser.
(2) Gain deferred until 2002, when ARI-provided financing was collected.
(3) Sold to TCI, a related party. Gain of $65 deferred until sale to unrelated party.

NOTE 3.  NOTES AND INTEREST RECEIVABLE

                                                                           2002              2001
                                                                     ----------------- -----------------
                                                                     Estimated         Estimated
                                                                       Fair     Book     Fair     Book
                                                                       Value    Value    Value    Value
                                                                     --------- ------- --------- -------
Notes receivable
   Performing (including $33,260 in 2002 and $18,834 in 2001
     from affiliates)...............................................  $62,937  $76,068  $21,021  $22,470
   Nonperforming (including $6,097 in 2002 and $5,802 in 2001
     from affiliates)...............................................    7,092    7,114    8,762    8,943
                                                                      -------  -------  -------  -------
                                                                      $70,029   83,182  $29,783   31,413
                                                                      =======           =======
   Interest receivable (including $1,923 in 2002 and $1,254 in 2001
     from affiliate)................................................             2,028             1,546
                                                                               -------           -------
                                                                               $85,210           $32,959
                                                                               =======           =======

   Interest income is recognized on nonperforming notes receivable on a cash basis. For the years 2002, 2001 and 2000 unrecognized interest income on such nonperforming notes receivable totaled $706,000, $233,000 and $316,000, respectively.

                        AMERICAN REALTY INVESTORS, INC.

   Notes receivable at December 31, 2002, mature from 2000 to 2009 with interest rates ranging from 0.00% to 14.0% per annum and a weighted average rate of 9.3% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for principal to be paid at maturity. Scheduled principal maturities of $5.8 million are due in 2003.

   In May 2002, ARI sold its leasehold interests in various oil and gas mineral development properties for $1.3 million, receiving a note from the buyer for the purchase price. The note bore interest at 10.0% per annum, matured in May 2004 and required monthly payments of principal and accrued interest. See NOTE
4. "OIL AND GAS OPERATIONS." In November 2002, the note was sold to 10300 Gaywood Trust, a related party, for $1.3 million plus accrued but unpaid interest, to satisfy debt. No cash was received by ARI for the sale of the note.

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

   In September 2002, ARI sold its Messick land parcel and an 80.0 acre tract of its Katrina land parcel for $12.8 million, paying $1.5 million after payment of closing costs and debt paydown and providing purchase money financing of $9.6 million. The loan bears interest at 8.0% per annum, matures in September 2004 and requires quarterly payments of accrued interest. All principal and accrued interest are due at maturity. In February 2003, ARI accepted $7.4 million as full payment for $7.7 million in principal and accrued interest. In March 2003, the remaining $1.9 million loan balance was sold to an unrelated party for $1.8 million plus accrued and unpaid interest. See NOTE 25. "SUBSEQUENT EVENTS."

   In October 2002, ARI sold its Varner Road land parcel for $3.7 million, receiving $671,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan bears interest at 9.0% per annum, matures in October 2004 and requires quarterly interest payments. All principal and accrued but unpaid interest are due at maturity.

   In December 2002, ARI sold its Willow Springs land parcel for $9.8 million, paying $1.3 million after payment of closing costs and debt paydown and providing purchase money financing of $7.8 million. The loan bore interest at 8.0% per annum, matured in December 2005 and required periodic interest payments beginning in June 2003. In March 2003, the loan was sold to an unrelated party for $7.5 million plus accrued and unpaid interest. See NOTE 25. "SUBSEQUENT EVENTS."

   Also in December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the loan was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. See NOTE 25. "SUBSEQUENT EVENTS." The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity.

   In December 2002, ARI sold a 171.1 acre tract of its Desert Wells land parcel for $11.9 million receiving $1.4 million after payment of closing costs and debt paydown and providing purchase money financing of $8.9 million. The loan bore no interest and matured in March 2003. The principal was due at maturity. In December 2002, interest in $7.7 million of the loan was sold to an unrelated party for $7.7 million. ARI retained a junior interest in $1.2 million of the loan. In March 2003, the note was collected in full.

                        AMERICAN REALTY INVESTORS, INC.

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

   In November 2001, ARI sold a 12.71 acre tract of its Santa Clarita land parcel for $1.9 million, receiving $1.5 million in cash and providing purchase money financing of the remaining $437,000 of the sales price. The loan bore interest at 8.00% per annum and matured in November 2002. In November 2002, the note was collected in full, including accrued but unpaid interest.

   Also in November 2001, ARI sold the Blackhawk Apartments for $7.1 million receiving $1.5 million in cash after the assumption of $4.0 million of mortgage debt and providing purchase money financing of the remaining $1.6 million of the sales price. The loan bore interest at 10.00% per annum and matured in May 2002. Monthly principal and interest payments were required. In April 2002, the note was collected in full, including accrued but unpaid interest.

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

                        AMERICAN REALTY INVESTORS, INC.

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

   Related Party. In June 2002, ARI converted $4.5 million of its receivable from BCM, a related party, to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bears interest at 10.0% per annum, matures in March 2004 and requires quarterly payments of principal and accrued interest, beginning in December 2002.

   In December 2002, ARI sold the Lakeshore Villas Apartments to Housing for Seniors of Humble, LLC ("Humble"), a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One loan has a principal amount of $2.0 million. The loan is unsecured, and is guaranteed by Unified Housing Foundation, Inc. ("Unified"), a related party. The second loan has a principal amount of $6.4 million, and is secured by a pledge by United of 100% of the Member Interest in Humble. Both loans bear interest at 11.5% per annum, mature in December 2009 and require quarterly payments beginning in March 2003. Richard W. Humphrey, a director of ARI, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a director of ARI, is the General Manager of Unified.

   In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.7% of the outstanding shares of ARI's Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. During 2001 and 2002, Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

   In December 2000, an unsecured loan with a current principal balance of $1.9 million to Warwick of Summit, Inc. ("Warwick") matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. At

                        AMERICAN REALTY INVESTORS, INC.

December 2002, the loan, and $188,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

   In December 2000, a loan with a current principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At December 2002, the loan, and $710,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

   In March 2000, a loan with a current principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At December 2002, the loan, and $1.1 million of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

   In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

NOTE 4.  ALLOWANCE FOR ESTIMATED LOSSES

   Activity in the allowance for estimated losses was as follows:

                                          2002   2001   2000
                                         ------ ------ ------
                   Balance January 1,... $2,577 $2,577 $2,577
                   Increase in provision    500     --     --
                                         ------ ------ ------
                   Balance December 31,. $3,077 $2,577 $2,577
                                         ====== ====== ======

NOTE 5.  OIL AND GAS OPERATIONS

   In May 2001, ARI purchased the leasehold interests in 37 oil and gas mineral development properties, which included 131 drilled wells. The total proved reserves were 6.5 million barrels of oil and 3.3 billion cubic feet of natural gas. The total purchase price was $4.7 million, plus a 40% profit participation. The Operator's Interest was purchased for $375,000, with $25,000 cash paid at closing. ARI gave a note payable for the remaining $350,000. The note bore no interest, and matured in May 2002. Monthly principal payments of $25,000 were required. The Working Interests were purchased for $4.3 million, with $125,000 cash paid at closing. ARI gave a note payable for $250,000. The note bore no interest, and matured in November 2001. One-half of the principal was paid in August 2001. The remaining $4.0 million was paid by issuing 3,968.75 shares of ARI Series F Preferred Stock, which was redeemable quarterly in an amount equal to 20% of net cash flow from the oil and gas operations. The stock had a liquidation value of $1,000 per share, and paid no dividends.

                        AMERICAN REALTY INVESTORS, INC.

   In May 2002, ARI sold the leasehold interests for $1.3 million, receiving a note from the buyer for the purchase price. The note bore interest at 10.0% per annum, matured in May 2004 and required monthly payments of principal and accrued interest. As part of the sale, the notes payable given by ARI for the purchase of the Operator's Interest, ($350,000) and the Working Interests ($250,000) were canceled. The 3,968.75 shares of ARI Series F Preferred Stock were also returned to ARI and canceled.

   In November 2002, the note was sold to 10300 Gaywood Trust, a related party, for $1.3 million plus accrued but unpaid interest, to satisfy debt. No cash was received by ARI for the sale of the note.

NOTE 6.  INVESTMENTS IN EQUITY INVESTEES

   Investments in equity investees at December 31, 2002, consisted of two publicly traded real estate companies, IORI and TCI and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

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

   Investments in equity investees consisted of the following:

                                                Equivalent
           Percentage of   Carrying Value of   Investee Book    Market Value of
           Ownership at      Investment at       Value at        Investment at
Investee December 31, 2002 December 31, 2002 December 31, 2002 December 31, 2002
-------- ----------------- ----------------- ----------------- -----------------
 IORI...       28.49%           $ 7,383          $ 10,628           $ 7,711
 TCI....       49.81             71,035           110,769            70,926
                                -------          --------           -------
                                 78,418          $121,397           $78,637
                                                 ========           =======
 Other..                          2,572
                                -------
                                $80,990
                                =======

                                                Equivalent
           Percentage of   Carrying Value of   Investee Book    Market Value of
           Ownership at      Investment at       Value at        Investment at
Investee December 31, 2001 December 31, 2001 December 31, 2001 December 31, 2001
-------- ----------------- ----------------- ----------------- -----------------
 IORI...       28.49%           $ 6,789          $ 10,034           $ 7,379
 TCI....       49.99             68,498           108,369            64,533
                                -------          --------           -------
                                 75,287          $118,403           $71,912
                                                 ========           =======
 Other..                          2,646
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

                        AMERICAN REALTY INVESTORS, INC.

   On November 15, 2002, ARI commenced a tender offer for the IORI and TCI shares not already owned by ARI. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock by non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. After the tender offers, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI's ownership of IORI shares). ARI will consolidate TCI's and IORI's accounts and operations beginning January 1, 2003.

   ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.3 million in cash from the sale. ARI's share of the loss incurred on the sale was $286,000, which is included in loss on sale of investments in equity investees in the Consolidated Statements of Operations.

   Elm Fork Ranch, L.P. In June 2000, ARI sold its partnership interests for $2.0 million in cash, retaining an option to repurchase its interests. In January 2001, ARI purchased 100% of the partnership interests for $9.2 million, including financing of $9.0 million.

   Set forth below are summary financial data for equity investees:

                                                    2002       2001
                                                 ---------  ---------
             Property and notes receivable, net. $ 862,190  $ 732,556
             Other assets.......................    86,484     68,429
             Notes payable......................  (653,784)  (515,463)
             Other liabilities..................   (35,189)   (33,532)
                                                 ---------  ---------
             Equity............................. $ 259,701  $ 251,990
                                                 =========  =========

                                                  2002       2001      2000
                                                --------  ---------  --------
    Revenues................................... $121,055  $ 128,099  $143,330
    Depreciation...............................  (20,799)   (19,021)  (20,359)
    Provision for losses.......................   (4,316)      (281)       --
    Interest...................................  (43,679)   (42,006)  (49,217)
    Operating expenses.........................  (93,760)  (100,334)  (98,758)
    Gain on sale of real estate................       --     48,961    71,428
                                                --------  ---------  --------
    Income (loss) from continuing operations...  (41,499)    15,418    46,424
    Income (loss) from discontinued operations.   (2,675)       931       152
    Gain from sale of discontinued operations..   51,110         --        --
                                                --------  ---------  --------
    Net income................................. $  6,936  $  16,349  $ 46,576
                                                ========  =========  ========

 ARI's equity share of:
                                                  2002       2001      2000
                                                --------  ---------  --------
    (Loss) before gains on sale of real estate. $(20,938) $ (13,646) $ (5,260)
    Gains on sale of real estate...............   24,069     22,542    18,571
                                                --------  ---------  --------
    Net income................................. $  3,131  $   8,896  $ 13,311
                                                ========  =========  ========

   In 2001, ARI received $53,000 from TCI in accumulated dividends on shares of CMET that should have been exchanged for TCI common stock in 1999.

                        AMERICAN REALTY INVESTORS, INC.

   The cash flow from IORI and TCI is dependent on the ability of each of them to make distributions. IORI and TCI ceased making quarterly distributions in the fourth quarter of 2000.

   ARI initially acquired its investment in IORI and TCI in 1989.

NOTE 7.  MARKETABLE EQUITY SECURITIES--TRADING PORTFOLIO

   Since 1994, ARI has purchased equity securities of entities other than those of the IORI and TCI to diversify and increase the liquidity of its margin accounts and its trading portfolio. The acquisition of RAK added $1.4 million in marketable securities of which $1.3 million were sold in 2002. Trading portfolio securities are carried at market value. In 2001, ARI did not purchase or sell any trading portfolio securities. At December 31, 2002, ARI recognized an unrealized decline in the market value of trading portfolio securities of $25,000. In 2002, ARI realized no gains or losses from the sale of trading portfolio securities and received no dividends. At December 31, 2001, ARI recognized an unrealized decline in the market value of trading portfolio securities of $55,000. In 2001, ARI realized no gains or losses from the sale of trading portfolio securities and received no dividends. At December 31, 2000, ARI recognized an unrealized decline in the market value of trading portfolio securities of $305,000. In 2000, ARI realized a net loss of $747,000 from the sale of trading portfolio securities and received $3,000 in dividends. Unrealized and realized gains and losses in trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 8.  NOTES AND INTEREST PAYABLE

   Notes and interest payable consisted of the following:

                                               2002                2001
                                        ------------------- -------------------
                                        Estimated   Book    Estimated   Book
                                        Fair Value  Value   Fair Value  Value
                                        ---------- -------- ---------- --------
 Notes payable
 Mortgage loans........................  $455,888  $448,051  $559,367  $551,207
 Borrowings from financial institutions     8,022     8,897     8,620     8,476
 Notes payable to affiliates...........    15,181    14,346     1,733     1,598
                                         --------  --------  --------  --------
                                         $479,091   471,294  $569,720   561,281
                                         ========            ========
 Interest payable......................               4,139               3,017
                                                   --------            --------
                                                   $475,433            $564,298
                                                   ========            ========

   Scheduled principal payments on notes payable are due as follows:

                              2003...... $160,701
                              2004......   53,135
                              2005......   52,912
                              2006......   15,123
                              2007......   44,788
                              Thereafter  144,635
                                         --------
                                         $471,294
                                         ========

                        AMERICAN REALTY INVESTORS, INC.

   Stated interest rates on notes payable ranged from 5.0% to 16.9% per annum at December 31, 2002, and matured in varying installments between 2003 and 2043. At December 31, 2002, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $458.0 million.

   In January 2002, the lender on three of ARI's residential properties located in Florida commenced foreclosure actions, due to ARI's failure to pay the loans at maturity on January 1, 2002. ARI has filed counterclaims asserting the lender had abruptly withdrawn from discussions for refinancing. The balance owed on the three loans is $7.2 million. In May 2002, the lender's claims were dismissed voluntarily.

   In February 2003, the lender on one of ARI's hotel properties located in Virginia notified ARI that the loan on the property was in default, due to ARI's failure to timely make debt service payments. The balance owed on the loan is $11.6 million. In April 2003, the lender notified ARI that acceptance of terms to cure the default and extend the maturity date of the loan would be recommended to the lender's management for approval.

   In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                   Net Cash
                                              Units/          Debt         Debt    Received/   Interest     Maturity
       Property             Location       Acres/Sq.Ft.     Incurred    Discharged  (Paid)       Rate         Date
       --------        ------------------ -------------- ---------      ---------- --------- --------      --------
Apartments
Lee Hills............. Tallahassee, FL          16 Units $   1,750/(2)/   $  117    $   590    6.625%/(1)/  06/05
Valley Hi............. Tallahassee, FL          54 Units  -- /(2)/           878         --       --           --
White Pines........... Tallahassee, FL          85 Units  -- /(2)/            --         --       --           --

Land
Desert Wells.......... Palm Desert, CA       244.3 Acres     9,500         9,500        959   10.250/(1)/   12/04
Katrina............... Palm Desert, CA       201.7 Acres     3,000         5,735     (3,071)  10.250/(1)/   12/03
Walker................ Dallas County, TX      90.6 Acres     8,500         8,500     (1,411)  11.250/(1)/   01/03/(3)/

Shopping Center
Plaza on Bachman Creek Dallas, TX          80,278 Sq.Ft.     5,000            --      4,444    6.625/(1)/   04/04

Office Buildings
Four Hickory Centre... Farmers Branch, TX 226,911 Sq.Ft.    12,500            --      3,399   13.000        05/03
Two Hickory Centre.... Farmers Branch, TX  96,127 Sq.Ft.     7,500         5,942      1,277    7.750        06/03
University Square..... Anchorage, AK       22,260 Sq.Ft.     1,250            --      1,216    8.500/(1)/   10/17

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

                                                  Debt      Debt    Net Cash Interest    Maturity
    Property          Location     Units/Sq.Ft. Incurred Discharged Received   Rate        Date
    --------      ---------------- ------------ -------- ---------- -------- -------- --------
Apartments
Bay Anchor....... Panama City, FL    12 Units    $  255    $   --    $  203    5.000%  05/03/(6)(13)/
Confederate Point Jacksonville, FL  206 Units     1,929        --        --   12.000   04/05/(7)/
Foxwood.......... Memphis, TN       220 Units     1,093        --        --   12.000   04/05/(8)/
Governor Square.. Tallahassee, FL   168 Units     4,480     3,196       611    7.120   05/07/(6)/
Grand Lagoon..... Panama City, FL    54 Units     2,083     1,209       655    5.000   05/03/(6)(10)/
Oak Hill......... Tallahassee, FL    92 Units     2,550     1,875       478    5.000   05/03/(6)(12)/
Park Avenue...... Tallahassee, FL   121 Units     4,400     2,756     1,341    7.120   05/07/(6)/
Seville.......... Tallahassee, FL    62 Units     1,955     1,263       473    5.000   05/03/(6)(13)/
Westwood......... Mary Ester, FL    120 Units     3,382     2,327     1,023    7.570   05/12/(6)/
Windsor Tower.... Ocala, FL          64 Units     1,989     1,128       702    5.000   05/03/(6)/
Woodhollow....... San Antonio, TX   546 Units     8,160     5,349     2,775    7.120   05/07/(6)/
Woodsong......... Smyrna, GA        190 Units     2,544        --        --   12.000   04/05/(9)/

                        AMERICAN REALTY INVESTORS, INC.

                                                       Debt      Debt    Net Cash Interest  Maturity
     Property           Location       Units/Sq.Ft.  Incurred Discharged Received   Rate      Date
     --------      ------------------ -------------- -------- ---------- -------- -------- --------
Office Building
One Hickory Centre Farmers Branch, TX 102,615 Sq.Ft.  $4,468     $  --    $   --   12.000%  04/05/(11)/
Rosedale Towers... Minneapolis, MN     84,798 Sq.Ft.   5,109        --     5,109   12.000   01/05/(4)/
Two Hickory Centre Farmers Branch, TX  96,127 Sq.Ft.   4,448        --     4,448   12.000   01/05/(5)/

--------
(1) Variable interest rate.
(2) Single note with all properties as collateral.
(3) Maturity date extended to July 2004.
(4) IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. The property was sold to an unrelated buyer in December 2002. ARI owes $2.1 million to IORI for remaining principal and 12% return.
(5) TCI purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.
(6) Properties sold to partnerships controlled by Metra Capital, LLC ("Metra"). Innovo Group, Inc. ("Innovo") is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock ("Preferred Shares") of Innovo.
   The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall.
   The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.
(7) TCI purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and to reduce ARI's payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(8) TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and to reduce ARI's payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

                        AMERICAN REALTY INVESTORS, INC.

(9) TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Woodsong owns the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI's payable to BCM. TCI sold the Woodsong Apartments in July 2002.
(10) Sold to unrelated buyer in December 2002.
(11) TCI purchased 100% of the common shares of ART One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and to reduce ARI's payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(12) Sold to unrelated party in June 2002.
(13) Sold to unrelated party in January 2003. See NOTE 25. "SUBSEQUENT EVENTS."

   In 2001, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                Units/Sq.Ft.      Debt         Debt    Net Cash  Interest     Maturity
        Property               Location         Rooms/Acres     Incurred    Discharged Received    Rate         Date
        --------         ----------------      --------------  --------     ---------- -------- --------     --------
Apartments
Sun Hollow.............. El Paso, TX                216 Units   $ -- /(1)/   $    --   $   --       --           --
Waters Edge III......... Gulfport, MS               238 Units     -- /(1)/        --       --       --           --
Woodlake................ Carrollton, TX             256 Units     -- /(1)/        --       --       --           --

Office Building
Centura Tower........... Farmers Branch, TX    410,910 Sq.Ft.  28,739         28,384     (526)   10.50%       07/02
Executive Court......... Memphis, TN            41,840 Sq.Ft.   1,598             --    1,598    12.00        12/04/(9)/
Four Hickory Centre..... Farmers Branch, TX    221,000 Sq.Ft.   5,000             --    5,000     6.75/(5)/   10/02
Rosedale Towers......... Minneapolis, MN        84,798 Sq.Ft.   7,500/(1)/        --    7,500     5.00        07/02
University Square....... Anchorage, AK          22,260 Sq.Ft.     800             --      777    15.00        06/02

Shopping Center
Cross County............ Mattoon, IL           307,174 Sq.Ft.   3,200            700    2,436    15.00        06/02
Cullman................. Cullman, AL            92,486 Sq.Ft.     -- /(2)/       129       --       --           --
Westwood................ Tallahassee, FL       149,244 Sq.Ft.   3,000            700    2,221    15.00        06/02

Hotel
Williamsburg Hospitality
 House.................. Williamsburg, VA/(3)/      296 Rooms  10,309             --    9,851    36.00        01/02/(6)/

Land
Chase Oaks.............. Plano, TX                  6.9 Acres   1,633          1,000      425    13.00        03/03
Hollywood Casino........ Farmers Branch, TX        51.7 Acres   2,500/(4)/        --    1,916     9.00        04/03
Jeffries Ranch.......... Oceanside, CA             82.4 Acres   5,250/(2)/       750    3,944    14.50        06/02
Katrina................. Palm Desert, CA          300.5 Acres  22,000         15,584    4,417    12.50/(5)/   10/02
Marine Creek............ Fort Worth, TX            54.2 Acres   1,500            750      701     9.00        01/03
Mason/Goodrich.......... Houston, TX              235.0 Acres   6,750             --    6,302    14.00        01/02/(7)/
Mercer Crossing......... Carrollton, TX            31.3 Acres   2,937          1,986       16    13.00        03/03
Pioneer Crossing........ Austin, TX               350.1 Acres   7,000             --    6,855    16.90        03/05
Pioneer Crossing........ Austin, TX                14.5 Acres   2,500             --    2,350    14.50        01/02/(8)/
Valwood................. Dallas County, TX         19.4 Acres     -- /(4)/        --       --       --           --
Varner Road............. Riverside, CA            127.8 Acres   2,450             --    2,333     9.00        10/02
Vista Ridge LI.......... Lewisville, TX            90.3 Acres   9,085          9,119     (101)   13.00        03/03
Vista Ridge MF.......... Lewisville, TX            23.0 Acres   1,345          1,000      228    13.00        03/03
Willow Springs.......... Beaumont, CA           1,485.7 Acres     -- /(2)/        --       --       --           --

--------
(1) Single note, with all properties as collateral.

                        AMERICAN REALTY INVESTORS, INC.

(2) Single note, with all properties as collateral.
(3) Also secured by 1,846,000 shares of TCI Common Stock.
(4) Single note, with all properties as collateral.
(5) Variable interest rate.
(6) Paid off in September 2001.
(7) Extended to April 2002.
(8) Extended to April 2002.
(9) In December 2001, TCI, a related party, purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, for $2.0 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. NM owns the Executive Court Office Building. The business purpose of this transaction was for TCI to make an equity investment in NM, anticipating a profitable return, and for ARI to receive cash for its equity investment. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. Management has classified this related party transaction as a note payable to TCI.

NOTE 9.  MARGIN BORROWINGS

   ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by the equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 5.25% to 24.0% per annum. Margin borrowings were $8.6 million at December 31, 2002 and $28.0 million at December 31, 2001, representing 14.7% and 39.2%, respectively, of the market values of the equity securities at those dates.

   In June 2000, 1.6 million shares of TCI common stock and 54,000 shares of IORI common stock held as collateral on margin loans were sold to satisfy margin calls resulting in losses totaling $7.9 million. These losses are included in loss on sale of investments in equity investees in the Consolidated Statements of Operations. See NOTE 6. "INVESTMENTS IN EQUITY INVESTEES."

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

   In September 2001, ARI obtained a security loan in the amount of $20.0 million from a financial institution. ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. The loan is secured by 2,751,798 shares of TCI common stock held by ARI and 920,507 shares of TCI common stock held by BCM, ARI's advisor. The lender has informed ARI that the loan is in default. ARI continues to pay monthly interest.

   In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 1% over the prime rate, currently 5.25% per annum, requires monthly payments of interest only and matures in October 2003. The loan is callable upon 60 days prior notice, and is secured by 200,000 shares of ARI Common Stock held by BCM, ARI's advisor.

                        AMERICAN REALTY INVESTORS, INC.

   In April 2000, ARI obtained a security loan in the amount of $5.0 million from a financial institution. ARI received net cash of $4.6 million after payment of various closing costs. The loan bore interest at 1% over the prime rate, currently 5.25% per annum, required monthly payments of interest only and matured September 2002. The loan was secured by 1,050,000 shares of ARI Common Stock held by BCM, ARI's advisor. In December 2002, the loan was paid in full, including accrued but unpaid interest.

NOTE 10.  RELATED PARTY TRANSACTIONS

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. The business purpose of the transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management classified this related party transaction as a note payable to IORI. IORI sold the Rosedale Towers Office Building to an unrelated buyer in December 2002. ARI owes $2.1 million to IORI for remaining principal and 12% return.

   In January 2002, TCI purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. The business purpose of the transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management has classified this related party transaction as a note payable to TCI.

   In March 2002, ARI received $520,000 and exchanged with TCI a 24.5 acre tract of Rasor land, a 16.89 acre tract of Lakeshore Villas Apartments land and the 45,623 sq.ft. Oaktree Village Shopping Center for the 80,278 sq.ft. Plaza on Bachman Creek Shopping Center. The exchange value prices for the shopping centers were determined using a market rate multiple of net operating income, and the values of the land parcels were determined using appraised rates. The business purpose of the transaction was for TCI to construct apartments on the Rasor and Lakeshore Villas land. To give ample value for the property TCI exchanged, the Oaktree Village Shopping Center was added to the transaction. ARI received $4.4 million on the subsequent financing of the shopping center.

   In April 2002, TCI purchased One Hickory Corporation, Garden Confederate Point, L.P., Garden Foxwood, L.P. and Garden Woodsong, L.P. for $4.5 million, $1.9 million and $2.5 million, respectively. These transactions were treated as financings. The transactions reduced ARI's payable to BCM. See NOTE 8. "NOTES AND INTEREST PAYABLE." Failure to notify and receive approval from the lender for these transactions may constitute an event of default under the terms of the debt assumed by TCI.

   In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building, from ARI for $50.0 million. See NOTE 2. "REAL ESTATE." The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return and for ARI to satisfy debt.

                        AMERICAN REALTY INVESTORS, INC.

   In June 2002, TCI purchased five parcels of unimproved land from ARI for $30.0 million: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Monterrey land parcels. See NOTE 2. "REAL ESTATE." The purchase price of the Hollywood Casino land was determined based on an appraised value of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Park, Nashville and Monterrey land parcels was determined based on appraised rates. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land and for ARI to satisfy debt. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In June 2002, ARI purchased all the general and limited partnership interests in Chalet North, L.P. ("Chalet North") from BCM for $3.0 million. Chalet North owns the Pinecrest Apartments. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.4 million. ARI's receivable from BCM was reduced by $1.6 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   In June 2002, ARI purchased the Tiberon Trails Apartments from BCM for $12.3 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $6.4 million. ARI's receivable from BCM was reduced by $5.9 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   In June 2002, ARI purchased the Alta Mesa Shopping Center from BCM for $3.8 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.8 million. ARI's receivable from BCM was reduced by $2.0 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   On June 30, 2002, ARI obtained 74.31% interest in RAK from BCM for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI's receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK's assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK's net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction.

   In December 2002, ARI sold the Lakeshore Villas Apartments to Housing for Seniors of Humble, LLC ("Humble"), a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One loan has a principal amount of $2.0 million. The loan is unsecured, and is guaranteed by Unified Housing Foundation, Inc. ("Unified"), a related party. The second loan has a principal amount of $6.4 million, and is secured by a pledge by Unified of 100% of the Member Interest in Humble. Both loans bear interest at 11.5% per annum, mature in December 2009 and require quarterly payments beginning in March 2003. Richard W. Humphrey, a director of ARI, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a director of ARI, is the General Manager of Unified.

   In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura Holdings, Clark and Woolley land parcels, from ARI for $13.3 million. See NOTE 2. "REAL ESTATE." The purchase price was determined based on an appraised rate of $34.89 per share foot. The business purpose of the transaction was for TCI to construct apartments on the land and for ARI to satisfy debt.

   In January 2003, ARI's Board of Directors approved the payment to BCM of a 6% construction management fee on all construction projects in process at December 31, 2002, to be applied to all labor and

                        AMERICAN REALTY INVESTORS, INC.

materials costs incurred to date on each project. The resulting calculation of $1.9 million was treated as an increase in the affiliate payable balance to BCM.

   During 2002, ARI's Board of Directors authorized ARI's Chief Financial Officer to advance funds either to or from ARI, through BCM, in an amount up to $10.0 million and, subsequent to that, authorized ARI's Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

   In June 2002, BCM partially repaid its affiliate payable to ARI by transferring Alta Mesa Shopping Center, Pinecrest Apartments, Tiberon Trails Apartments and Realty Advisors Korea, Ltd. to ARI.

   Also in June 2002, BCM converted $4.5 million of its unsecured payable to ARI to a note payable.

   During 2002, ARI's payable to BCM was increased by advisory fees, reimbursable expenses and insurance reimbursements of $549,000, $517,000 and $435,000, respectively.

   During 2002, ARI made payments on BCM's and TCI's behalf of $2.2 million and $2.8 million, respectively, while BCM made payments on ARI's behalf of $4.1 million.

   In November 2002, ARI sold its note receivable from the sale of leasehold interest in oil and gas mineral development properties to 10300 Gaywood Trust for a reduction of the affiliate payable to BCM in the amount of $1.3 million.

   In July 2002, ARI sold Garden Woodsong to an unrelated party. The proceeds of $2.8 million increased ARI's affiliate payable to TCI.

   In December 2002, ARI sold the Rosedale Towers to an unrelated party. The proceeds of $3.5 million increased ARI's affiliate payable with IORI.

   The following table reconciles the beginning and ending balances of accounts payable to affiliates as of December 31, 2002.

                                                     BCM       TCI      IORI
                                                  ---------  -------  -------
 Balance, December 31, 2001...................... $ (10,152) $   (57) $    --
    Cash transfers to affiliates.................   135,171      400
    Cash transfers from affiliates...............  (168,883)  (6,184)      --
    Repayments through property transfers by ARI.    41,050       --       --
    Repayments through property transfers to ARI.   (19,799)      --       --
    Fees and reimbursements payable to Advisor...    (3,434)      --       --
    Payments on behalf of affiliate by ARI.......     2,286    2,754       --
    Payments on behalf of ARI by affiliate.......    (4,114)      --       --
    Funds received by affiliate on behalf of ARI.        --      107       --
    Funds received by ARI on behalf of affiliate.        --     (792)      --
    Sale of notes receivable.....................     1,252       --       --
    Proceeds from sale of properties.............        --   (2,846)  (3,454)
                                                  ---------  -------  -------
 Balance, December 31, 2002...................... $ (26,623) $(6,618) $(3,454)
                                                  =========  =======  =======

   Also at December 31, 2002, ARI owed $2.8 million to affiliates for unbilled loan arrangement fees and real estate brokerage commissions, and $1.6 million to affiliates related to cash received upon the sale of apartments to Metra.

                        AMERICAN REALTY INVESTORS, INC.

   Returns on Metra Properties. As described more fully in NOTE 8. "NOTES AND INTEREST PAYABLE," ARI sold nine of its properties during 2002 to partnerships controlled by Metra. The partnership agreement for each of these partnerships states that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these residential properties. These distributions to the Metra Partners have priority over distributions to any of the other partners.

NOTE 11.  DIVIDENDS

   During the second quarter of 1999, ARI's Board of Directors established a policy that dividend declarations on Common Stock would be determined on an annual basis following the end of each year. No dividends on Common Stock were declared for 2001 or 2002. Future distributions to Common stockholders will be dependent upon ARI's income, financial condition, capital requirements and other factors deemed relevant by the Board.

NOTE 12.  PREFERRED STOCK

   There are 15,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted after August 15, 2003, into ARI Common Stock at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. At December 31, 2002, 3,226,858 shares of Series A Preferred Stock were outstanding and 1,808,879 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

   There are 80,000 shares of Series B 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bears an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock was reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units for $1.00 per unit. At December 31, 2002, all of the Class A units had been repurchased. At December 31, 2002, no Series B Preferred Stock was outstanding.

   There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. At December 31, 2002, 11,813,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At December 31, 2000, shares of Series C Preferred Stock could be converted into 25,000 shares of ARI Common Stock. At June 30, 2002, additional shares of Series C Preferred Stock could be converted into 16,250 shares of ARI Common Stock. On or after June 30, 2003, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into

                        AMERICAN REALTY INVESTORS, INC.

ARI Common Stock. All conversions of Series C Preferred Stock in ARI Common Stock will be at 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm, L.P. were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm, L.P. were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note bore interest at 10.0% per annum, with a payment of $1.9 million plus accrued but unpaid interest due in June 2002, and the remaining principal and accrued but unpaid interest due at maturity in December 2002. The note was paid in full in January 2003, including accrued but unpaid interest. In July 2002, 1.6 million Class A limited partner units of ART Palm, L.P. were redeemed for $1.6 million cash. At December 31, 2002, no Series C Preferred Stock was outstanding.

   There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2002, no shares of Series D Preferred Stock were outstanding.

   There are 500,000 shares of Series E 6% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2002, 50,000 shares of Series E Preferred Stock were outstanding.

   There are 10,000 shares of Series I 8% Cumulative Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $1,000.00 per share. Dividends are payable at the annual rate of $80.00 per share or $20.00 per quarter to stockholders of record on the last date of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2002, no shares of Series I were outstanding. In February 2003, 10,000 shares were issued to ART Morgan, Inc., a wholly-owned subsidiary of ARI. Dividends are not paid on these shares.

NOTE 13.  STOCK OPTIONS

   In January 1998, stockholders approved the 1997 Stock Option Plan (the "Option Plan"). Under the Option Plan, options have been granted to certain ARI officers and key employees of BCM and its affiliates. The Option Plan provides for options to purchase up to 300,000 shares of Common Stock. All grants are determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant. At December 31, 2002, 76,600 options were exercisable at an exercise price of $16.35 per Common share and 2,400 shares were exercisable at an exercise price of $18.53 per Common share.

   In January 1999, stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.71 per Common share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002 and 2003, each Independent Director

                        AMERICAN REALTY INVESTORS, INC.

was granted an option to purchase 1,000 Common shares at exercise prices of $18.53, $13.625, $9.87 and $8.09 per Common share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 Common shares on January 1 of each year. At December 31, 2002, 6,000 options were exercisable at prices ranging from $9.87 to $18.53 per Common share.

                         2002                     2001                     2000
               ------------------------ ------------------------ ------------------------
                Number                   Number                   Number
               of Shares Exercise Price of Shares Exercise Price of Shares Exercise Price
               --------- -------------- --------- -------------- --------- --------------
Outstanding at
  January 1,..  183,750  $ 16.35-18.53   210,750   $16.35-18.53   300,250  $ 16.35-18.53
Granted.......    3,000  $ 9.87            5,000   $ 13.63          4,000  $ 18.53
Canceled......  (81,000) $ 13.63-18.53   (32,000)  $16.35-18.53   (93,500) $ 16.35
                -------                  -------                  -------
Outstanding at
  December 31,  105,750  $ 9.87-18.53    183,750   $13.63-18.53   210,750  $  16.35-18.53
                =======                  =======                  =======

NOTE 14.  ADVISORY AGREEMENT

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

   BCM, an affiliate, has been providing advisory services to ARI or ART since February 6, 1989. BCM is indirectly owned by a trust for the children of Gene
E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and for ARI.

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

                        AMERICAN REALTY INVESTORS, INC.

NOTE 15.  PROPERTY MANAGEMENT

   Affiliates of BCM provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, and Carmel Realty, Inc. ("Carmel") provide property management services to ARI's properties for a fee of 5% or less of the monthly gross rents collected on the residential properties under its management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 12 of ARI's commercial properties (shopping centers, office buildings and a merchandise mart) and eight of its hotels to Regis Realty, Inc. ("Regis"), a related party, which was a company owned by GS Realty Services, Inc. ("GS Realty"). Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Realty I, LLC ("Regis I"), has provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed ARI's eight hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, has managed ARI's eight hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

NOTE 16.  ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

   Fees and cost reimbursements to BCM and its affiliates were as follows:

                                                        2002   2001    2000
                                                       ------ ------- -------
  Fees
     Advisory fee..................................... $5,899 $ 6,715 $ 5,049
     Net income fee...................................     --     166      --
     Incentive fee....................................     --   3,827   1,646
     Loan arrangement.................................    689   1,221   1,186
     Brokerage commissions............................     --      --   1,152
     Property acquisition fees........................     13      --      --
     Property and construction management and leasing
       commissions*...................................     --      --   1,385
                                                       ------ ------- -------
                                                       $6,601 $11,929 $10,418
                                                       ====== ======= =======
  Cost reimbursements................................. $2,546 $ 2,845 $ 5,335
                                                       ====== ======= =======

   Fees paid to Triad, an affiliate, and GS Realty and Highland, related parties:

                                                 2002    2001   2000
                                                ------- ------ ------
           Fees
           Real estate brokerage............... $ 5,322 $5,883 $5,777
           Construction supervision fee........   1,937     --     --
           Property and construction management
           and leasing commissions*............   4,325  3,919  2,011
                                                ------- ------ ------
                                                $11,584 $9,802 $7,788
                                                ======= ====== ======

--------
* Net of property management fees paid to subcontractors, other than affiliates of BCM.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 17.  INCOME TAXES

   ARI had a loss for federal income tax purposes after the use of net operating loss carryforwards in 2002 and losses for federal income tax purposes for 2001 and 2000; therefore, it recorded no provision for income taxes. ARI's tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in equity method real estate entities. At December 31, 2002, ARI's tax basis in its net real and personal property assets was exceeded by their basis for financial statement purposes by $19.2 million. This amount is more than offset by notes payable and deferred revenue which have a financial statement basis that exceeds their tax basis by $118.7 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes. Additionally, at December 31, 2002, ARI had carryforward capital and net operating losses of $132.1 million expiring through the year 2021. Certain of the net operating and capital loss carryforwards may be subject to limitation under the current tax laws.

   At December 31, 2002, ARI had a net deferred tax asset of $62.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

NOTE 18.  RENTS UNDER OPERATING LEASES

   ARI's operations include the leasing of commercial properties (office buildings, shopping centers and a merchandise mart). The leases thereon expire at various dates through 2012. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 2002:

                               2003...... $11,498
                               2004......   9,031
                               2005......   7,184
                               2006......   5,608
                               2007......   3,587
                               Thereafter   7,170
                                          -------
                                          $44,078
                                          =======

   Milano Restaurants International, Inc. ("MRI") conducts its operations from leased facilities which include office space, a warehouse, and 58 pizza parlor locations for which a lease was signed and the pizza parlor was either open at December 31, 2002 or scheduled to open thereafter. The leases expire over the next 19 years. MRI also leases vehicles under operating leases.

   The following is a schedule of minimum future rent commitments under operating leases as of December 31, 2002:

                               2003...... $ 2,239
                               2004......   2,140
                               2005......   1,901
                               2006......   1,623
                               2007......   1,350
                               Thereafter   3,952
                                          -------
                                          $13,205
                                          =======

   Total facilities and automobile rent expense relating to these leases was $2.5 million in 2002, $2.2 million in 2001 and $2.5 million in 2000.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 19.  OPERATING SEGMENTS

   Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, loss on sale of investments in equity investees, equity in gain on sale of real estate by equity investees and other income which totaled $8.3 million in 2002, $8.4 million in 2001 and $4.3 million in 2000. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees, litigation settlement expenses, provision for loss, writedown of assets held for sale and discontinued operations, which totaled $29.0 million in 2002, $34.4 million in 2001 and $66.9 million in 2000. Excluded from operating segment assets are assets of $141.2 million in 2002, $118.7 million in 2001 and $97.8 million in 2000 which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and Realty Advisors Korea, Ltd. (South Korea), which ARI acquired in 2002. See NOTE 2. "REAL ESTATE" and NOTE 3. "NOTES AND INTEREST RECEIVABLE."

                        AMERICAN REALTY INVESTORS, INC.

   Presented below is the operating income of each operating segment and each segment's assets for 2002, 2001 and 2000.

                               Commercial                                      Receivables/
                               Properties Apartments Hotels    Land      MRI      Other      Total
                               ---------- ---------- ------- --------  ------- ------------ --------
2002
Operating revenue.............  $ 27,952   $ 29,080  $31,690 $    575  $36,741   $   246    $126,284
Interest income...............        --         --       --       --       --     3,145       3,145
Operating expenses............    17,842     19,141   23,893    6,001   29,991       824      97,692
                                --------   --------  ------- --------  -------   -------    --------
Operating income (loss).......  $ 10,110   $  9,939  $ 7,797 $ (5,426) $ 6,750   $ 2,567    $ 31,737
                                ========   ========  ======= ========  =======   =======    ========
Depreciation and amortization.  $  4,523   $  2,257  $ 2,148 $     --  $ 1,267   $    39    $ 10,234
Interest......................    11,235     10,258    4,337   20,828      840    10,191      57,689
Capital expenditures..........    15,567     16,203      832    1,733    2,869        --      37,204
Assets........................   135,750     92,322   90,540  145,145   21,912    82,133     567,802

                               Commercial
                               Properties Apartments           Land                          Total
                               ---------- ----------         --------                       --------
Property Sales
Sales price...................  $ 63,524   $ 79,800          $127,750                       $271,074
Cost of sales.................    52,690     42,579            75,718                        170,987
Deferred current gain.........     5,320      8,942            36,135                         50,397
Recognized prior deferred gain        --         --               830                            830
                                --------   --------          --------                       --------
Gains on sale.................  $  5,514   $ 28,279          $ 16,727                       $ 50,520
                                ========   ========          ========                       ========

                               Commercial                                      Receivables/
                               Properties Apartments Hotels    Land      MRI      Other      Total
                               ---------- ---------- ------- --------  ------- ------------ --------
2001
Operating revenue.............  $ 27,765   $ 41,214  $31,999 $    253  $34,211   $   696    $136,138
Interest income...............        --         --       --       --       --     2,817       2,817
Operating expenses............    15,906     26,262   25,243    8,577   27,934       629     104,551
                                --------   --------  ------- --------  -------   -------    --------
Operating income (loss).......  $ 11,859   $ 14,952  $ 6,756 $ (8,324) $ 6,277   $ 2,884    $ 34,404
                                ========   ========  ======= ========  =======   =======    ========
Depreciation and amortization.  $  4,904   $  2,952  $ 2,575 $     --  $ 1,320   $    10    $ 11,761
Interest......................    10,798     13,876    4,483   28,885      940     6,063      65,045
Capital expenditures..........     9,838        166    7,754    1,823    1,493       511      21,585
Assets........................   172,712    111,008   89,940  214,543   20,976    30,872     640,051

                               Commercial
                               Properties Apartments           Land                          Total
                               ---------- ----------         --------                       --------
Property Sales
Sales price...................  $  7,350   $128,580          $ 51,841                       $187,771
Cost of sales.................     5,118     52,996            45,348                        103,462
Deferred current gain.........        --         --               895                            895
                                --------   --------          --------                       --------
Gains on sale.................  $  2,232   $ 75,584          $  5,598                       $ 83,414
                                ========   ========          ========                       ========

                        AMERICAN REALTY INVESTORS, INC.


                              Commercial                                      Receivables/
                              Properties Apartments Hotels    Land      MRI      Other      Total
                              ---------- ---------- ------- --------  ------- ------------ --------
2000
Operating revenue............  $ 28,696   $ 54,977  $33,134 $    296  $32,551   $ 3,506    $153,160
Interest income..............        --         --       --       --       --     2,965       2,965
Operating expenses...........    16,143     31,344   24,127    9,727   26,767        22     108,130
                               --------   --------  ------- --------  -------   -------    --------
Operating income (loss)......  $ 12,553   $ 23,633  $ 9,007 $ (9,431) $ 5,784   $ 6,449    $ 47,995
                               ========   ========  ======= ========  =======   =======    ========
Depreciation and amortization  $  4,403   $  4,501  $ 2,707 $     --  $ 1,330   $     5    $ 12,946
Interest.....................    11,607     15,356    4,837   26,389    1,135     7,157      66,481
Capital expenditures.........     5,309      7,518      979    2,076    1,087        --      16,969
Assets.......................   165,781    147,070   97,682  242,969   21,679    14,073     689,254

                              Commercial
                              Properties Apartments           Land                          Total
                              ---------- ----------         --------                       --------
Property Sales
Sales price..................  $ 37,516   $ 72,700          $119,384                       $229,600
Cost of sales................    15,652     26,837            90,383                        132,872
                               --------   --------          --------                       --------
Gains on sale................  $ 21,864   $ 45,863          $ 29,001                       $ 96,728
                               ========   ========          ========                       ========

NOTE 20.  DISCONTINUED OPERATIONS

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

   For 2002, 2001 and 2000, income (loss) from discontinued operations relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002 and eight properties that ARI sold during 2003 that are classified as held-for-sale at December 31, 2002. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                2002     2001     2000
                                                              -------  -------  -------
Revenue
   Rental.................................................... $21,346  $27,432  $17,551
   Property operations.......................................  13,405   16,837   12,718
                                                              -------  -------  -------
                                                                7,941   10,595    4,833
Expenses
   Interest..................................................   8,144   12,003   10,221
   Depreciation..............................................   4,011    5,946    3,933
                                                              -------  -------  -------
                                                               12,155   17,949   14,154
Net loss from discontinued operations........................  (4,214)  (7,354)  (9,321)
   Gain on sale of real estate...............................  31,706       --       --
   Equity in gain on sale of real estate by equity investees.  24,069       --       --
                                                              -------  -------  -------
Net income (loss) from discontinued operations............... $51,561  $(7,354) $(9,321)
                                                              =======  =======  =======

                        AMERICAN REALTY INVESTORS, INC.

   Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 21.  QUARTERLY RESULTS OF OPERATIONS

   The following is a tabulation of quarterly results of operations for the years 2002 and 2001 (unaudited):

                                                                        Three Months Ended
                                                          ---------------------------------------------
                                                          March 31, June 30,  September 30, December 31,
                                                          --------- --------  ------------- ------------
2002
Operating income......................................... $  5,650  $  5,469    $   6,740    $   3,983
Gain on land sales.......................................    2,199     1,164        2,618       10,746
Pizza parlor gross margin................................    1,587     1,942        1,629        1,592
                                                          --------  --------    ---------    ---------
Income from operations...................................    9,436     8,575       10,987       16,321
Equity in loss of investees..............................   (4,012)   (5,221)      (4,790)      (6,891)
Loss on sale of investments in equity investees..........     (531)       --           --          245
Interest and other income................................      796       927          699        6,168
                                                          --------  --------    ---------    ---------
Total other income.......................................   (3,747)   (4,294)      (4,091)        (478)
Total other expenses.....................................   23,502    23,362       21,587       24,283
                                                          --------  --------    ---------    ---------
Net loss from continuing operations......................  (17,813)  (19,081)     (14,691)      (8,440)
Discontinued operations:
Loss from operations.....................................     (870)   (1,856)        (402)      (1,086)
Gain on sale of real estate..............................    5,615     2,150       15,375        8,566
Equity in gain on sale of real estate by equity investees    4,131     4,149        6,616        9,173
                                                          --------  --------    ---------    ---------
Net income from discontinued operations..................    8,876     4,443       21,589       16,653
Net income (loss)........................................   (8,937)  (14,638)       6,898        8,213
Preferred dividend requirement...........................     (611)     (589)        (601)        (600)
                                                          --------  --------    ---------    ---------
Net income (loss) attributable to Common shares.......... $ (9,548) $(15,227)   $   6,297    $   7,613
                                                          ========  ========    =========    =========

Earnings per share
Net income (loss) from continuing operations............. $  (1.62) $  (1.73)   $   (1.34)   $    (.80)
Discontinued operations..................................      .78       .39         1.90         1.46
                                                          --------  --------    ---------    ---------
Net income (loss) attributable to Common shares.......... $   (.84) $  (1.34)    $    .56     $    .66
                                                          ========  ========    =========    =========

                        AMERICAN REALTY INVESTORS, INC.

                                                                        Three Months Ended
                                                           --------------------------------------------
                                                           March 31, June 30, September 30, December 31,
                                                           --------- -------- ------------- ------------
2001
Operating income..........................................  $ 7,776  $ 4,538     $ 8,071      $ 4,925
Gain (loss) on land sales.................................    3,789      924       3,547       (2,662)
Pizza parlor gross margin.................................    1,404    1,604       1,559        1,710
                                                            -------  -------     -------      -------
Income from operations....................................   12,969    7,066      13,177        3,973
Equity in (loss) of investees.............................   (1,447)  (3,841)     (3,137)      (4,927)
Gain on sale of real estate...............................   16,426   25,840      12,334       23,216
Equity in gains on sale of real estate by equity investees    1,442    9,938       6,589        4,573
Loss on sale of investments in equity investees...........       --     (387)         --           --
Interest and other income.................................      417      820         818          393
                                                            -------  -------     -------      -------
Total other income........................................   16,838   32,370      16,604       23,255
Total other expenses......................................   25,657   29,577      25,735       22,860
                                                            -------  -------     -------      -------
Net income from continuing operations.....................    4,150    9,859       4,046        4,368
Loss from discontinued operations.........................   (1,760)  (1,326)     (2,980)      (1,288)
Net income................................................    2,390    8,533       1,066        3,080
Preferred dividend requirement............................     (642)    (606)       (620)        (617)
                                                            -------  -------     -------      -------
Net income attributable to Common shares..................  $ 1,748  $ 7,927       $ 446      $ 2,463
                                                            =======  =======     =======      =======
Earnings per share
Net income from continuing operations.....................  $   .30  $   .79     $   .29      $   .32
Discontinued operations...................................     (.15)    (.11)       (.26)        (.11)
                                                            -------  -------     -------      -------
Net income attributable to Common shares..................  $   .15  $   .68     $   .03      $   .21
                                                            =======  =======     =======      =======

NOTE 22.  DERIVATIVE FINANCIAL INSTRUMENTS

   During the first quarter of 2002, ARI entered into an interest rate swap agreement with a bank. This agreement contained a notional amount of $13.1 million and required ARI to pay the bank a fixed rate of 4.3%, and required the bank to pay to ARI based on the 30 day LIBOR rate. This agreement was entered into in order to effectively fix the rate on ARI's debt associated with the Lakeshore Villas property. The swap agreement expires on December 25, 2004.

   ARI did not designate the interest rate swap agreement as a hedge, as defined within Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and, as such, changes in the fair value of the swap agreement were recognized in earnings during the period of change and reflected in the statement of operations as interest expense.

   Amounts paid or received under the swap agreement were settled monthly and were reflected as a reduction in the liability when paid. Interest expense for 2002 was increased by $912,000, representing both amounts paid to the bank under the agreement and changes in the fair value of the related liability.

   In December 2002, ARI sold the Lakeshore Villas property to Housing for Seniors of Humble, LLC, a related party. See NOTE 2. "REAL ESTATE." The swap agreement was assumed by the purchaser.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 23.  COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

   Liquidity. Although management anticipated that ARI would generate excess cash from operations in 2002, such excess cash did not materialize and, therefore, was not sufficient to discharge all of ARI's debt obligations as they became due. ARI relied on additional borrowings, and sales of land and income producing properties to meet its cash requirements. In 2003, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

   Commitments. In March 1999, an agreement was reached with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI purchased the remaining two million units in 2002. See NOTE 11. "PREFERRED STOCK."

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

   During 2002, MRI sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1,250,000 at December 31, 2002.

   Litigation. In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. ("Matisse"). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million. The judgment is being appealed, and, in the opinion of ARI's management and legal counsel, there is a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI has not recognized any expense nor established any reserve for this judgment. In November 2002, ARI posted a $6.0 million supercedeas bond. In April 2003, an additional judgment was issued against ARI for $1.2 million in legal fees. ARI will also appeal this judgment and will post an additional bond in this amount.

   In addition to Matisse, ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI's financial condition, results of operations or liquidity.

NOTE 24.  GOODWILL AND OTHER INTANGIBLES--ADOPTION OF SFAS 142

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

                        AMERICAN REALTY INVESTORS, INC.

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

   Transitional Disclosures. Net income (loss) and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for 2002, 2001 and 2000 are as follows:

                                                             2002    2001    2000
                                                           -------  ------- ------
Net income (loss)......................................... $(8,464) $15,069 $2,679
Add back:
   Amortization of costs in excess of net assets acquired.      --      344    340
                                                           -------  ------- ------
   Adjusted net income (loss) applicable to Common shares. $(8,464) $14,725 $2,339
                                                           =======  ======= ======

Earnings per share:
   Net income (loss)...................................... $  (.74) $  1.29 $   26
   Amortization of costs in excess of net assets acquired.      --      .03    .03
                                                           -------  ------- ------
   Adjusted net income (loss) applicable to Common shares. $  (.74) $  1.26 $   23
                                                           =======  ======= ======

   Acquisitions. On June 30, 2002, ARI acquired RAK from BCM, a related party, for $6.0 million. ARI recorded $1.9 million in goodwill as a result of this transaction. See NOTE 10. "RELATED PARTY TRANSACTIONS." ARI made no acquisitions resulting in goodwill during 2001.

                        AMERICAN REALTY INVESTORS, INC.

NOTE 25.  SUBSEQUENT EVENTS

   In 2003, ARI sold the following property:

                                                         Net Cash
                                  Units/Sq. Ft./  Sales  Received/    Debt       Gain
    Property         Location      Acres/Rooms    Price   (Paid)   Discharged   on Sale
    --------      --------------- -------------- ------- --------- ---------- -------
Apartments
Bay Anchor....... Panama City, FL       12 Units $   369  $   36     $  255   $  139
Georgetown....... Panama City, FL       44 Units   1,175     323        789       76
Northside Villas. Tallahassee, FL       81 Units   5,575   1,806      2,784      547
Rolling Hills.... Tallahassee, FL      134 Units   5,061   1,361      2,785    1,189
Seville.......... Tallahassee, FL       62 Units   2,795     405      1,955      489

Shopping Centers
Bridgeview Plaza. LaCrosse, WI    116,008 Sq.Ft.   8,700      --         --    8,700/(1)/
Cullman.......... Cullman, AL      92,466 Sq.Ft.   2,000      --      2,650    1,118/(1)/

Land
Katrina.......... Palm Desert, CA     89.3 Acres   8,550    (240)     2,840       --

Hotels
Grand Hotel Sofia Sofia, Bulgaria      136 Rooms  24,750   6,258      4,209    3,304

--------
(1) Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.

   In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                 Net Cash
                                   Units/      Debt      Debt    Received/  Interest    Maturity
  Property        Location      Acres/Sq.Ft. Incurred Discharged  (Paid)      Rate        Date
  --------   ------------------ ------------ -------- ---------- --------- --------     --------
Land
Elm Fork.... Denton County, TX  101.0 Acres   $5,000    $1,551    $2,935    10.750%      03/04
Nashville... Nashville, TN      113.8 Acres    6,059       807     4,734    14.000       03/04
Vineyards II Tarrant County, TX  18.6 Acres    3,280     3,750      (583)    6.750/(1)/  02/06

--------
(1) Variable interest rate.

   In March 2003, ARI sold three mortgage notes receivable, with a balance of $27.5 million, to a financial institution. The sales price was $26.4 million, representing a discount of 4% from the original balance, plus accrued but unpaid interest. ARI received $17.5 million in cash, after debt paydown of $11.9 million.

   Notes receivable. In March 2003, ARI sold the Grand Hotel Sofia for $24.8 million, receiving $6.3 million in cash after paying closing costs and debt assumption and providing purchase money financing of $13.5 million. The loan is non-interest-bearing for 90 days, then bears interest at 9.0% per annum for the next 90 days and matures in September 2003. The purchaser has the right to extend the note at 9.0% per annum for an additional 90 days by providing notice of intent at least 15 days prior to maturity and paying a 1.5% extension fee on the unpaid principal balance. After the 90 day interest-free period, monthly interest payments are required.

   Also in March 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt paydown and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest begins accruing after improvements to the site have been completed by ARI. The future costs to ARI to complete

                        AMERICAN REALTY INVESTORS, INC.

the improvements are estimated to be $2.5 million. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map is recorded. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

   On November 15, 2002, ARI commenced a tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfills the obligations under the Olive Settlement, and the Olive Litigation has been dismissed with prejudice. After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 46.9% of the outstanding shares of IORI.

   In February 1990, ARI sold the Bridgeview Plaza Shopping Center, located in LaCrosse, Wisconsin, providing purchase money financing of $5.0 million in the form of a wrap mortgage. In 1996, the first lienholder called a default under the ARI wrap note, and directed future payments be made directly to them. ARI began legal proceedings against the first lienholder. In December 1999, ARI sold the note to BCM at its carrying value of $489,000, retaining the right to receive any amounts collected by BCM in excess of the amount paid, plus accrued interest. In 2002, ARI prevailed in its litigation and ARI's lien on the property was restored. The borrower continued in default, and ARI foreclosed on the property in March 2003.

                                                                   SCHEDULE III

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002

                                                                        Cost
                                                                    Capitalized
                                                                   Subsequent to     Gross Amounts of Which
                                                 Initial Cost       Acquisition      Carried at End of Year   Accumu-
                                               ----------------- -------------      -------------------------  lated    Date of
                                       Encum-        Building &  Improve-                 Building &    (1)   Depreci- Construc-
Property/Location                      brances Land Improvements  ments     Other   Land Improvements  Total   ation     tion
-----------------                      ------- ---- ------------ -------- -----     ---- ------------ ------- -------- ---------
                                                                                   (dollars in thousands)
Operating Properties
Apartments
Arlington Place, Pasadena, TX......... $ 4,193 $330   $ 3,275     $  752  $398/(4)/ $330   $ 4,425    $ 4,755  $3,273    1973
Bay Anchor, Panama City, FL...........     255   13       107         --    --        13       107        120       2    1979
Bridgestone, Friendswood, TX..........   2,061  169     1,780        192   227/(4/)  169     2,199      2,368   1,338    1979
Chateau, Bellevue, NE.................   3,305  130     1,723        141   270/(4)/  130     2,134      2,264   1,313    1968
Chateau Bayou, Ocean Springs, MS......   3,879  591     2,364         --    --       591     2,364      2,955     286    1973
Confederate Point, Jacksonville, FL...   9,228  246     3,736        717   466/(4)/  246     4,919      5,165   3,424    1969
Falcon House, Ft. Walton, FL..........   1,989  219     1,817         --    --       219     1,817      2,036      41    1969
Foxwood, Memphis, TN..................   6,892  218     3,188        950   743/(4)/  218     4,881      5,099   3,077    1974
Georgetown, Panama City, FL...........     794  114       948         --    --       114       948      1,062      21    1974
Governor Square, Tallahassee, FL......   4,458  245     2,207         --    --       245     2,207      2,452      93    1974
Greenbriar, Tallahassee, FL...........     989   56       510         --    --        56       510        566      --    1985
La Mirada, Jacksonville, FL...........   7,302  392     5,454      1,675   649/(4)/  392     7,778      8,170   5,436    1971
Lake Chateau, Thomasville, GA.........   1,050  153     1,275         --    --       153     1,275      1,428      29    1972
Landings/Marina, Pensacola, FL........   1,171  139       792         --    --       139       792        931      26    1979
Marquis of Vista Ridge, Lewisville, TX  14,674   --    16,331         15    --        --    16,346     16,346      --    2002
Mediterranean Villas, San Antonio, TX.   2,788  712     2,848         --    --       712     2,848      3,560     344    1967
Northside Villas, Tallahassee, FL.....   2,792  414     3,864         --    --       414     3,864      4,278      78    1973
Oak Tree, Grandview, MO...............   4,041  304     3,543        245   418/(4)/  304     4,206      4,510   2,325    1968
Park Avenue, Tallahassee, FL..........   4,378  172     1,550         --   -- /(4)/  172     1,550      1,722      63    1985
Pinecrest, North Augusta, SC..........   1,443  298     2,681         --    --       298     2,681      2,979      39    1971
Quail Point, Huntsville, AL...........   3,655  184     2,716        267   217/(4)/  184     3,200      3,384   2,465    1960
Regency, Lincoln, NE..................   3,197  304     1,865        412   328/(4)/  304     2,605      2,909   1,553    1973
Rolling Hills, Tallahassee, FL........   2,791  335     2,768         45    --       335     2,813      3,148      68    1972
Seville, Tallahassee, FL..............   1,955  187     1,558         --    --       187     1,558      1,745      32    1972
Sun Hollow, El Paso, TX...............   4,509  385     4,159         75   503/(4)/  385     4,737      5,122   3,001    1977
Sunset, Odessa, TX....................   1,767  345     1,383         --    --       345     1,383      1,728     167    1981
Tiberon Trails, Merrillville, IN......   6,353  667    11,669         --    --       667    11,669     12,336     170    1975
Villa Del Mar, Wichita, KS............   3,622  387     3,134        116   546/(4)/  387     3,796      4,183   2,188    1971
Villager, Ft. Walton, FL..............     522  125     1,146         --    --       125     1,146      1,271      23    1972
Waters Edge III, Gulfport, MS.........   7,387  331     1,324        (14)   --       331     1,310      1,641     149    1968
Westwood, Mary Ester, FL..............   3,515  149     1,338         --    --       149     1,338      1,487      54    1972

                                                  Life on
                                                   Which
                                                Depreciation
                                                 In Latest
                                                Statement of
                                         Date    Operation
Property/Location                      Acquired is Computed
-----------------                      -------- ------------

Operating Properties
Apartments
Arlington Place, Pasadena, TX.........  11/76   10-40 years
Bay Anchor, Panama City, FL...........  03/02    7-40 years
Bridgestone, Friendswood, TX..........  06/82    5-40 years
Chateau, Bellevue, NE.................  02/81    5-40 years
Chateau Bayou, Ocean Springs, MS......  03/02   10-40 years
Confederate Point, Jacksonville, FL...  05/79    7-40 years
Falcon House, Ft. Walton, FL..........  03/02   10-40 years
Foxwood, Memphis, TN..................  08/79    7-40 years
Georgetown, Panama City, FL...........  03/02    7-40 years
Governor Square, Tallahassee, FL......  03/02   10-40 years
Greenbriar, Tallahassee, FL...........  03/02    7-40 years
La Mirada, Jacksonville, FL...........  01/79   10-40 years
Lake Chateau, Thomasville, GA.........  03/02    7-40 years
Landings/Marina, Pensacola, FL........  03/02    7-40 years
Marquis of Vista Ridge, Lewisville, TX   2002           N/A
Mediterranean Villas, San Antonio, TX.   1998   10-40 years
Northside Villas, Tallahassee, FL.....  03/02   10-40 years
Oak Tree, Grandview, MO...............  03/82    7-40 years
Park Avenue, Tallahassee, FL..........  03/02   10-40 years
Pinecrest, North Augusta, SC..........  07/02    7-40 years
Quail Point, Huntsville, AL...........  08/75    7-40 years
Regency, Lincoln, NE..................  05/82    7-40 years
Rolling Hills, Tallahassee, FL........  03/02   10-40 years
Seville, Tallahassee, FL..............  03/02   10-40 years
Sun Hollow, El Paso, TX...............  09/79    7-40 years
Sunset, Odessa, TX....................  03/02   10-40 years
Tiberon Trails, Merrillville, IN......  07/02    7-40 years
Villa Del Mar, Wichita, KS............  10/81    7-40 years
Villager, Ft. Walton, FL..............  03/02   10-40 years
Waters Edge III, Gulfport, MS.........   1998   10-40 years
Westwood, Mary Ester, FL..............  03/02   10-40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002

                                                                             Cost
                                                                         Capitalized
                                                                        Subsequent to        Gross Amounts of Which
                                                   Initial Cost          Acquisition         Carried at End of Year    Accumu-
                                                ------------------- ----------------       ---------------------------  lated
                                        Encum-          Building &  Improve-                       Building &    (1)   Depreci-
Property/Location                       brances  Land  Improvements  ments       Other      Land  Improvements  Total   ation
-----------------                       ------- ------ ------------ -------- -------       ------ ------------ ------- --------
                                                                                        (dollars in thousands)
Operating Properties--(Continued)
Apartments--(Continued)
Whispering Pines, Topeka, KS........... $ 7,387 $  228   $ 4,331    $ 1,054  $   653/(4)/  $  228   $ 6,038    $ 6,266  $3,958
Windsor Tower, Ocala, FL...............   1,989    225     1,863         --       --          225     1,863      2,088      38
Wood Hollow, San Antonio, TX...........   8,122    888    10,079         --       --          888    10,079     10,967   7,062
Woodlake, Carrollton, TX...............   8,448    585     5,848      1,041      785/(4)/     585     7,674      8,259   4,833
Office Building
56 Expressway, Oklahoma City, OK.......   1,541    406     3,976        655   (2,365)/(2)/    406     2,014      2,420   2,061
                                                                                (252)/(4)/
Cooley Building, Farmers Branch, TX....   1,849    729     2,918        124     (307)/(4)/    729     2,735      3,464     394
Encino, Encino, CA.....................  33,375  4,072    36,651        593      845        4,072    38,089     42,161   3,604
Executive Court, Memphis, TN...........   1,598    271     2,099        749       (6)         271     2,842      3,113   1,976
Five Hickory, Farmers Branch, TX.......      --     --        --         38       --           --        38         38      --
Four Hickory Centre, Farmers Branch, TX  19,004    303    11,894     14,768     (689)         303    25,973     26,276      --
One Hickory Centre, Farmers Branch, TX.  11,909    335     7,651      3,549       --          335    11,200     11,535   1,847
Two Hickory Centre, Farmers Branch, TX.  10,660    318     7,827      1,364       --          318     9,191      9,509     953
University Square, Anchorage, AK.......   1,947    562     3,276        227   (1,881)/(2)/    562     1,570      2,132   1,503
                                                                                 (52)/(4)/
Shopping Centers
Collection, Denver, CO.................  13,640     --    20,791        321     (461)          --    20,651     20,651   2,824
Cross County Mall, Mattoon, IL.........   7,770    608     6,468      6,490     (810)/(4)/    608    12,148     12,756   9,779
Cullman, Cullman, AL...................      --    400     1,830        256     (110)/(4)/    400     1,976      2,376   1,482
Plaza on Bachman Creek, Dallas, TX.....   4,948    466     2,898        145       --          466     3,043      3,509     127
Westwood, Tallahassee, FL..............   4,788  1,172     6,338        109   (1,656)/(4)/  1,172     4,791      5,963   4,138
Merchandise Mart
Denver Mart, Denver, CO................  27,960  4,824     5,184     16,203       20        4,824    21,407     26,231   5,967

Hotels
Best Western Hotel, Virginia Beach, VA.   4,061  1,521     5,754      1,259       --        1,521     7,013      8,534   1,553
Chateau Inn, Fresno, CA................   2,074     --     3,906         74      (33)          --     3,947      3,947     566
Clarion KC Airport, Kansas City, MO....   4,955  1,110     4,535      3,161       --        1,110     7,696      8,806   3,529

                                                             Life on
                                                              Which
                                                           Depreciation
                                                            In Latest
                                         Date of           Statement of
                                        Construc-   Date    Operation
Property/Location                         tion    Acquired is Computed
-----------------                       --------- -------- ------------

Operating Properties--(Continued)
Apartments--(Continued)
Whispering Pines, Topeka, KS...........    1972    02/78    7-40 years
Windsor Tower, Ocala, FL...............    1982    03/02   10-40 years
Wood Hollow, San Antonio, TX...........    1974    11/78    5-40 years
Woodlake, Carrollton, TX...............    1979    08/78    7-40 years
Office Building
56 Expressway, Oklahoma City, OK.......    1981    03/82    7-40 years

Cooley Building, Farmers Branch, TX....    1996     1999    7-40 years
Encino, Encino, CA.....................    1986    05/99    7-40 years
Executive Court, Memphis, TN...........    1980    09/82    7-40 years
Five Hickory, Farmers Branch, TX.......
Four Hickory Centre, Farmers Branch, TX    2002     2002    7-40 years
One Hickory Centre, Farmers Branch, TX.    1998     1998   10-40 years
Two Hickory Centre, Farmers Branch, TX.    2000     2000    7-40 years
University Square, Anchorage, AK.......    1981    12/81    5-40 years

Shopping Centers
Collection, Denver, CO.................    1955     1997   10-40 years
Cross County Mall, Mattoon, IL.........    1971    08/79    5-40 years
Cullman, Cullman, AL...................    1979    02/79    7-40 years
Plaza on Bachman Creek, Dallas, TX.....
Westwood, Tallahassee, FL..............    1980    10/83    5-40 years
Merchandise Mart
Denver Mart, Denver, CO................   1965/     1992   10-40 years
                                           1986
Hotels
Best Western Hotel, Virginia Beach, VA.    1983     1996   10-40 years
Chateau Inn, Fresno, CA................    1989     1997   10-40 years
Clarion KC Airport, Kansas City, MO....    1974     1993   10-40 years

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002

                                                                              Cost
                                                                           Capitalized
                                                                          Subsequent to         Gross Amounts of Which
                                                    Initial Cost           Acquisition          Carried at End of Year
                                                -------------------- -----------------       -----------------------------
                                     Encum-              Building &  Improve-                         Building &    (1)
Property/Location                    brances     Land   Improvements  ments       Other       Land   Improvements  Total
-----------------                 --------      ------- ------------ -------- --------       ------- ------------ --------
                                                                                       (dollars in thousands)
Operating Properties--(Continued)
Hotels--(Continued)
Grand Hotel, Sofia, Bulgaria..... $  4,712      $   140   $ 11,884   $14,512  $  1,862/(7)/  $   140   $ 28,258   $ 28,398
Piccadilly Airport, Fresno, CA...    4,929           --      7,834       490        --            --      8,324      8,324
Piccadilly Shaw, Fresno, CA......    5,723        2,392      9,567       958        --         2,392     10,525     12,917
Piccadilly University, Fresno, CA    5,566           --     12,011       297      (163)           --     12,145     12,145
Quality Inn, Denver, CO..........    3,685           --        302     2,512        --            --      2,814      2,814
Williamsburg Hospitality House,
  Williamsburg, VA...............   12,333        4,049     16,195     2,416        --         4,049     18,611     22,660
Realty Advisors, Korea...........       --           --         49        --        --            --         49         49
Single Family Residence
Tavel Circle, Dallas, TX.........       82           53        214        --        --            53        214        267
                                  --------      -------   --------   -------  --------       -------   --------   --------
                                   332,010       33,971    307,226    78,953       145        33,971    386,324    420,295
Land Properties
Bonneau, Dallas County, TX.......      -- /(6)/   1,102         --        --        --         1,102         --      1,102
Chase Oaks, Plano, TX............    1,633        4,511         --       377    (3,898)/(4)/     990         --        990
Croslin, Dallas, TX..............       --          327         --         6        --           333         --        333
Dalho, Farmers Branch, TX........      -- /(6)/     331         --        --        --           331         --        331
Elm Fork, Denton County, TX......       --       17,294         --       178    (7,555)/(3)/   6,991         --      6,991
                                                                                (2,926)/(3)/
FRWM Cummings, Farmers Branch, TX       --        1,284         --        --        --         1,284         --      1,284
HSM, Farmers Branch, TX..........    2,937        2,361         --        --        --         2,361         --      2,361
Jeffries Ranch, Oceanside, CA....    2,650        1,178         --        --        --         1,178         --      1,178
JHL Connell, Carrollton, TX......      -- /(6)/   1,451         --        --       (25)/(3)/   1,426         --      1,426
Katrina, Palm Desert, CA.........   11,530       40,211         --     1,213   (11,939)/(3)/  19,501         --     19,501
                                                                                (8,792)/(3)/
                                                                                (1,192)/(2)/
Katy Road, Harris County, TX.....    4,250        5,919         --        20        --         5,919         20      5,939
Keller, Tarrant County, TX.......      -- /(6)/   6,847         --       376    (6,593)/(3)/     254        376        630
Kelly Lots, Collin County, TX....       82          131         --        --        --           131         --        131
Lacy Longhorn, Farmers Branch, TX    6,300/(6)/   1,908         --        --        --         1,908         --      1,908
Las Colinas I, Las Colinas, TX...    4,550       14,076         --        28    (4,420)/(3)/   9,684         --      9,684
Leone, Irving TX.................    1,210        1,625         --        --        --         1,625         --      1,625

                                                                Life on
                                                                 Which
                                                              Depreciation
                                  Accumu-                      In Latest
                                   lated    Date of           Statement of
                                  Depreci- Construc-   Date    Operation
Property/Location                  ation     tion    Acquired is Computed
-----------------                 -------- --------- -------- ------------

Operating Properties--(Continued)
Hotels--(Continued)
Grand Hotel, Sofia, Bulgaria..... $  3,962   1969     09/00   10-40 years
Piccadilly Airport, Fresno, CA...    1,262   1970      1997   10-40 years
Piccadilly Shaw, Fresno, CA......    1,586   1973      1997   10-40 years
Piccadilly University, Fresno, CA    1,682   1984      1997   10-40 years
Quality Inn, Denver, CO..........      522   1974      1994   10-40 years
Williamsburg Hospitality House,
  Williamsburg, VA...............    3,346   1973      1997   10-40 years
Realty Advisors, Korea...........       12
Single Family Residence
Tavel Circle, Dallas, TX.........       36
                                  --------
                                   101,680
Land Properties
Bonneau, Dallas County, TX.......       --    N/A      1998            --
Chase Oaks, Plano, TX............       --    N/A      1997            --
Croslin, Dallas, TX..............       --    N/A      1998            --
Dalho, Farmers Branch, TX........       --    N/A      1997            --
Elm Fork, Denton County, TX......             N/A      2001            --

FRWM Cummings, Farmers Branch, TX       --    N/A      1998            --
HSM, Farmers Branch, TX..........       --    N/A      1998            --
Jeffries Ranch, Oceanside, CA....       --    N/A      1996            --
JHL Connell, Carrollton, TX......       --    N/A      1998            --
Katrina, Palm Desert, CA.........       --    N/A      1998            --


Katy Road, Harris County, TX.....       --    N/A      1997            --
Keller, Tarrant County, TX.......       --    N/A      1997            --
Kelly Lots, Collin County, TX....       --    N/A      2000            --
Lacy Longhorn, Farmers Branch, TX       --    N/A      1997            --
Las Colinas I, Las Colinas, TX...       --    N/A      1995            --
Leone, Irving TX.................       --    N/A      1996            --

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2002




                                                         Initial Cost
                                                     ---------------------
                                          Encum-               Building &
Property/Location                         brances      Land   Improvements
-----------------                      --------      -------- ------------

Land Properties--(Continued)
Mason/Goodrich, Houston, TX........... $     --      $ 10,983   $     --

McKinney Corners II, Collin County, TX    5,000         5,911         --
Mendoza, Dallas, TX...................       --           192         --
Nashville, Nashville, TN..............    2,016         7,774         --

Pioneer Crossing, Austin, TX..........   22,000        23,255         --
Scout, Tarrant County, TX.............       --         2,388         --
Sladek, Travis County, TX.............      342           764         --
Stagliano, Farmers Branch, TX.........      -- /(6)/      566         --
Thompson, Farmers Branch, TX..........      -- /(6)/      948         --
Thompson II, Dallas County, TX........       --           505         --
Tomlin, Farmers Branch, TX............      -- /(6)/    1,878         --
Valley Ranch, Irving, TX..............       --        16,592         --

Valley Ranch III, Irving, TX..........       --         2,248         --
Valley Ranch IV, Irving, TX...........      850         2,187         --
Valley View 34, Farmers Branch, TX....       --         1,652         --
Valwood, Dallas, TX...................   12,220        13,969         --
Vineyards, Grapevine, TX..............    2,717         4,982         --
Vineyards II, Grapevine, TX...........    3,750         6,934         --
Vista Ridge, Lewisville, TX...........    7,866        16,322         --

Walker, Dallas County, TX.............    8,500        13,534         34
Other (5 properties)..................       --           755         --
                                       --------      --------   --------
                                        100,403       234,895         34
                                       --------      --------   --------
                                       $432,413      $268,866   $307,260
                                       ========      ========   ========

                                                 Cost
                                             Capitalized
                                            Subsequent to           Gross Amounts of Which
                                             Acquisition            Carried at End of Year     Accumu-
                                       ------------------       ------------------------------  lated    Date of
                                       Improve-                           Building &    (1)    Depreci- Construc-   Date
Property/Location                       ments        Other        Land   Improvements  Total    ation     tion    Acquired
-----------------                      -------- ---------       -------- ------------ -------- -------- --------- --------

Land Properties--(Continued)
Mason/Goodrich, Houston, TX........... $   185   $ (2,978)/(3)/ $  4,257   $     --   $  4,257 $     --    N/A       1998
                                                   (3,933)/(3)/
McKinney Corners II, Collin County, TX      --     (5,328)/(3)/      583         --        583       --    N/A       1997
Mendoza, Dallas, TX...................      --         --            192         --        192       --    N/A       1998
Nashville, Nashville, TN..............      --       (849)/(3)/    5,999         --      5,999       --    N/A       1999
                                                    (926)//
Pioneer Crossing, Austin, TX..........   1,602     (6,135)/(3)/   17,120      1,602     18,722       --    N/A       1997
Scout, Tarrant County, TX.............      --     (2,106)/(3)/      282         --        282       --    N/A       1997
Sladek, Travis County, TX.............      --         --            764         --        764       --    N/A       2000
Stagliano, Farmers Branch, TX.........      --         --            566         --        566       --    N/A       1997
Thompson, Farmers Branch, TX..........      --         --            948         --        948       --    N/A       1997
Thompson II, Dallas County, TX........      --        (31)/(3)/      474         --        474       --    N/A       1998
Tomlin, Farmers Branch, TX............      --         --          1,878         --      1,878       --    N/A       1997
Valley Ranch, Irving, TX..............      --    (12,092)/(3)/      584         --        584       --    N/A       1996
                                                   (3,916)/(2)/
Valley Ranch III, Irving, TX..........      --         --          2,248         --      2,248       --    N/A       1997
Valley Ranch IV, Irving, TX...........      --         --          2,187         --      2,187       --    N/A       1998
Valley View 34, Farmers Branch, TX....   1,035         32          1,652      1,067      2,719        9    N/A       1996
Valwood, Dallas, TX...................     926     (2,608)/(3)/   11,361        926     12,287       --    N/A       1996
Vineyards, Grapevine, TX..............      --         --          4,982         --      4,982       --    N/A       1997
Vineyards II, Grapevine, TX...........      --         --          6,934         --      6,934       --    N/A       1999
Vista Ridge, Lewisville, TX...........     440     (6,588)/(3)/    8,315        440      8,755       --    N/A       1998
                                                   (1,419)/(3)/
Walker, Dallas County, TX.............      --         --         13,534         34     13,568       --    N/A       1998
Other (5 properties)..................      56         (3)/(3)/      808         --        808       --    N/A    Various
                                       -------  ---------       --------   --------   -------- --------
                                         6,442    (96,220)       140,686      4,465    145,151        9
                                       -------  ---------       --------   --------   -------- --------
                                       $85,395   $(96,075)      $174,657   $390,789   $565,446 $101,689
                                       =======  =========       ========   ========   ======== ========

                                         Life on
                                          Which
                                       Depreciation
                                        In Latest
                                       Statement of
                                        Operation
Property/Location                      is Computed
-----------------                      ------------

Land Properties--(Continued)
Mason/Goodrich, Houston, TX...........      --

McKinney Corners II, Collin County, TX      --
Mendoza, Dallas, TX...................      --
Nashville, Nashville, TN..............      --

Pioneer Crossing, Austin, TX..........      --
Scout, Tarrant County, TX.............      --
Sladek, Travis County, TX.............      --
Stagliano, Farmers Branch, TX.........      --
Thompson, Farmers Branch, TX..........      --
Thompson II, Dallas County, TX........      --
Tomlin, Farmers Branch, TX............      --
Valley Ranch, Irving, TX..............      --

Valley Ranch III, Irving, TX..........      --
Valley Ranch IV, Irving, TX...........      --
Valley View 34, Farmers Branch, TX....      --
Valwood, Dallas, TX...................      --
Vineyards, Grapevine, TX..............      --
Vineyards II, Grapevine, TX...........      --
Vista Ridge, Lewisville, TX...........      --

Walker, Dallas County, TX.............      --
Other (5 properties)..................      --





--------
(1) The aggregate cost for federal income tax purposes is $505.7 million.
(2) Write down of property to estimated net realizable value.
(3) Cost basis assigned to portion of property sold.
(4) Purchase accounting basis adjustment to Partnership properties.
(5) Acquisition of ground lease.
(6) Pledged as collateral on a loan primarily secured by another parcel of land.
(7) Impairment loss.

                                                                   SCHEDULE III
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

             REAL ESTATE AND ACCUMULATED DEPRECIATION--(Continued)

                                                2002       2001       2000
                                             ---------  ---------  ---------
                                                  (dollars in thousands)
  Reconciliation of Real Estate
  Balance at January 1,..................... $ 709,999  $ 802,434  $ 936,213
     Additions
         Acquisitions and improvements......    58,931     39,839     46,691
         Foreclosures.......................        --         --         --
     Deductions
         Sales of real estate...............  (199,313)  (129,774)  (144,376)
         Purchase accounting write down.....        --         --    (35,846)
         Property write down................    (4,171)    (2,500)      (248)
                                             ---------  ---------  ---------
  Balance at December 31,................... $ 565,446  $ 709,999  $ 802,434
                                             =========  =========  =========
  Reconciliation of Accumulated Depreciation
  Balance at January 1,..................... $ 121,796  $ 148,690  $ 164,583
     Additions
         Depreciation.......................    13,142     16,253     15,878
     Deductions
         Sales of real estate...............   (33,249)   (43,147)   (31,771)
                                             ---------  ---------  ---------
  Balance at December 31,................... $ 101,689  $ 121,796  $ 148,690
                                             =========  =========  =========

                                                                    SCHEDULE IV

                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2002

                                                                                      Principal Amount of
                          Final                                         Carrying       Loans Subject to
                Interest Maturity    Periodic     Prior  Face Amount   Amounts of         Delinquent
Description       Rate     Date   Payment Terms   Liens  of Mortgage Mortgage (1)(2) Principal or Interest
-----------     -------- -------- --------------  -----  ----------- --------------- ---------------------
                                                                  (dollars in thousands)
FIRST MORTGAGE
Desert Wells      8.00%   12/04   First payment   $ --     $17,839       $17,839            $   --
 237, LLC......                   due March 31,
First lien DOT                    2003.
 on 238 acres
 in Palm
 Desert, CA

The Preserve,     8.00%   12/05   Interest paid     --       7,800         7,800                --
LLC............                   three times
First lien DOT                    per year in
 on 1,503                         the amount of
 acres of land                    $160,000,
 in Riverside,                    beginning June
 CA known as                      2003. $700,000
 Willow                           principal
 Springs.                         reduction due
                                  June 2004.
Ponderosa         8.00%   09/04   Interest is       --       9,559         9,559                --
Homes II, Inc..                   paid
Deed of Trust                     quarterly,
 and                              beginning
 assignment of                    December 26,
 rents on 154                     2002.
 acres - Palm
 Desert.

JUNIOR MORTGAGE
Palm Desert          --   03/03   Principal due     --       1,177         1,177                --
Redevelopment                     at maturity.
Agency.........
First lien DOT
 on 171.5
 acres in Palm
 Desert Wells,
 CA.

OTHER
Bordeaux         14.00%   12/00   All principal     --       1,591         1,612             1,612
Investments....                   and interest
Secured by (1)                    are due at
 a 100%                           maturity.
 membership
 interest in
 Bordeaux,
 which owns a
 shopping
 center in
 Oklahoma
 City, OK; (2)
 100% of the
 stock of
 Bordeaux
 Investments
 One, Inc.,
 which owns
 6.5 acres of
 undeveloped
 land in
 Oklahoma
 City, OK; and
 (3) the
 personal
 guarantees of
 the Bordeaux
 members.

Lordstown, L.P.  14.00%   03/00   All principal     --       2,138         2,590             2,590
Secured by                        and interest
 100%                             are due at
 partnership                      maturity.
 interest in
 Partner
 Capital, Ltd.

Realty Advisors   Prime   11/04   All principal     --       5,633         5,633                --
Secured by a     +2.00%           and interest
 subordinate                      are due at
 pledge of                        maturity.
 850,000
 shares of ARI
 Common Stock
 owned by BCM.
 The shares
 are also
 pledged to a
 lender on
 ARI's behalf.

                                                                    SCHEDULE IV
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               December 31, 2002


                                                      Final
                                            Interest Maturity                                         Prior
Description                                   Rate     Date          Periodic Payment Terms           Liens
-----------                                 -------- -------- ------------------------------------- ---------

Desert Wells 237, LLC......................   8.00%   03/03   All principal and interest due at       $    --
                                                              maturity.
Housing for Seniors of Humble, LLC.........  11.50%   12/09   Payments made quarterly, beginning           --
Pledge by United Housing Foundation of                        March 2003. Payments equal 31.5% of
 100% membership interest in Housing for                      surplus cash.
 Seniors of Humble, LLC.

Davilla Family, LLC........................   9.00%   10/04   Payments made quarterly, beginning        2,448
Second lien DOT on 129.7 acres in Riverside                   January 2003.
 County, CA.

UNSECURED
One Realco.................................  12.00%   02/04   All principal and interest are due at        --
                                                              maturity.
Treetops/Colony Meadows....................    -- %   04/03   All principal and interest are due at        --
                                                              maturity.
Warwick Summit, Inc........................  14.00%   12/00   All principal and interest are due at        --
                                                              maturity.
Basic Capital Management, Inc..............  10.00%   03/04   Interest paid quarterly, beginning           --
                                                              December 2002. Quarterly principal
                                                              reduction is also due in amount of
                                                              $742,833.
Housing for Seniors of Humble, LLC.........  11.50%   12/09   Payments made quarterly beginning            --
                                                              March
                                                              2003. Payments equal 68.5% of surplus
                                                              cash.
                                                                                                    ---------
                                                                                                    $   2,448
                                                                                                    =========
Interest receivable........................
Discount...................................
Allowance for estimated losses.............



                                                                                                               Principal Amount of
                                                                                                 Carrying       Loans Subject to
                                                                                  Face Amount   Amounts of         Delinquent
Description                                        Periodic Payment Terms         of Mortgage Mortgage (1)(2) Principal or Interest
-----------                                 ------------------------------------- ----------- --------------- ---------------------

Desert Wells 237, LLC...................... All principal and interest due at       $ 3,568       $ 3,568            $    --
                                            maturity.
Housing for Seniors of Humble, LLC......... Payments made quarterly, beginning        6,363         6,363                 --
Pledge by United Housing Foundation of      March 2003. Payments equal 31.5% of
 100% membership interest in Housing for    surplus cash.
 Seniors of Humble, LLC.

Davilla Family, LLC........................ Payments made quarterly, beginning        2,775         2,775                 --
Second lien DOT on 129.7 acres in Riverside January 2003.
 County, CA.

UNSECURED
One Realco................................. All principal and interest are due at    18,000        15,550                 --
                                            maturity.
Treetops/Colony Meadows.................... All principal and interest are due at     1,017         1,017                 --
                                            maturity.
Warwick Summit, Inc........................ All principal and interest are due at     1,886         1,895              1,895
                                            maturity.
Basic Capital Management, Inc.............. Interest paid quarterly, beginning        4,457         3,714                 --
                                            December 2002. Quarterly principal
                                            reduction is also due in amount of
                                            $742,833.
Housing for Seniors of Humble, LLC......... Payments made quarterly beginning         2,000         2,000                 --
                                            March
                                            2003. Payments equal 68.5% of surplus
                                            cash.
                                                                                   --------       -------           --------
                                                                                    $85,803        83,092           $  6,097
                                                                                   ========                         ========
Interest receivable........................                                                         2,028
Discount...................................                                                            90
Allowance for estimated losses.............                                                        (3,077)
                                                                                                  -------
                                                                                                  $82,133
                                                                                                  =======

--------
(1) The aggregate cost for federal income tax purposes is $85.1 million.
(2) Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 2002. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.

                                                                    SCHEDULE IV
                                                                    (Continued)

                        AMERICAN REALTY INVESTORS, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                                              2002      2001     2000
                                            --------  -------  --------
                                               (dollars in thousands)
        Balance at January 1,.............. $ 31,413  $15,027  $ 38,895
        Additions..........................
           New mortgage loans..............   63,273    6,349    11,937
           Funding of existing loans.......    2,686   15,532    10,231
        Deductions.........................
           Collections of principal........  (14,280)  (5,495)  (42,143)
           Conversion to property interest.       --       --    (3,893)
                                            --------  -------  --------
        Balance at December 31,............ $ 83,092  $31,413  $ 15,027
                                            ========  =======  ========

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

   TED P. STOKELY: Age 69, Director and Chairman of the Board (Independent) (since November 2002).

      General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December
   1992) of Eldercare Housing Foundation ("Eldercare"), a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director (since April 1990) and Chairman of the Board (since January 1995) of Income Opportunity Realty Investors, Inc. ("IORI") and Transcontinental Realty Investors, Inc. ("TCI").

   EARL D. CECIL:  Age 73, Director (Independent) (since November 2001).

      Financial and business consultant (since January 1994); Division Vice President (February 1987 to December 1993) of James Mitchell & Company, a financial services marketing organization; and Director (since March 2002) of IORI and TCI.

   RICHARD W. HUMPHREY:  Age 55, Director (Affiliated) (since November 2001).

      Real estate broker (since January 2003) of Regis Realty I, LLC, (December 1999 to December 2002) of Regis Realty, Inc. and (June 1992 to November
   1999) of Carmel Realty, Inc.; and President and Treasurer (since November
   2000) of Unified Housing Foundation.

   JOSEPH MIZRACHI:  Age 57, Director (Independent) (since August 2000).

      Registered Investment Advisor and Principal and President (since 1980) of PAZ Securities, Inc.; Chairman of the Board (since 1980) of Midwest Properties Management, Inc.; Director (since June 2001) of Tarrant Apparel Group; and Director of ART (June 2000 to August 2000).

Board Meetings and Committees

   The Board of Directors held twenty meetings during 2002. For such year, Joseph Mizrachi was the only incumbent Director who attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he or she had been a Director and (2) the total number of meetings held by all committees of the Board on which he or she served during the periods that he or she served.

   The Board of Directors has an Audit Committee, the function of which is to review ARI's operating and accounting procedures. The members of the Audit Committee, all of whom are Independent Directors, are Messrs. Cecil, Mizrachi and Stokely. The Audit Committee met nine times during 2002.

   The Board of Directors has a Stock Option Committee the function of which is to administer ARI's stock option plan. Mr. Cecil is the only member of the Stock Option Committee. The Stock Option Committee did not meet in 2002.

   The Board of Directors does not have nominating or compensation committees.

Executive Officers

   The following persons currently serve as executive officers of ARI: Mark W. Branigan, Executive Vice President--Residential; Louis J. Corna, Executive Vice President--Tax; and Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer. Their positions with ARI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with ARI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

   MARK W. BRANIGAN:  Age 48, Executive Vice President--Residential (since June
2001), Director (September 2000 to June 2001), and Executive Vice President and Chief Financial Officer (August 2000 to June 2001).

      Executive Vice President--Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Management (January 1992 to October
   1997) of BCM, TCI and IORI; Vice President--Director of Construction (August 1999 to August 2000) and Executive Vice President--Residential Asset Management (January 1992 to October 1997) of ART; and real estate consultant (November 1997 to July 1999).

   LOUIS J. CORNA: Age 55, Executive Vice President--Tax (since October 2001), Executive Vice President and Chief Financial Officer (June 2001 to October
2001), and Senior Vice President--Tax (December 2000 to June 2001).

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

   RONALD E. KIMBROUGH: Age 50, Acting Principal Executive Officer (since February 2002) and Executive Vice President and Chief Financial Officer (since January 2002).

      Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002) of BCM, TCI and IORI; Controller (September 2000 to January 2002) of BCM; Director, Vice President and Treasurer (since February 2002) of First Equity Properties, Inc.; Vice President and Treasurer (January 1998 to September 2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

Officers

   Although not an executive officer, Robert A. Waldman currently serves as Senior Vice President, Secretary and General Counsel. His position with ARI is not subject to a vote of stockholders. His age, term of service, all positions and offices with ARI or BCM, other principal occupations, business experience and directorships with other companies during the last five years or more is set forth below.

   ROBERT A. WALDMAN: Age 50, Senior Vice President, Secretary and General Counsel (since August 2000).

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

   In addition to the foregoing officer, ARI has several vice presidents and assistant secretaries who are not listed herein.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Under the securities laws of the United States, ARI's Directors, executive officers, and any persons holding more than 10 percent of ARI's shares of Common Stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established and ARI is required to report any failure to file by these dates during 2002. All of these filing requirements were satisfied by ARI's Directors and executive officers and 10 percent holders. In making these statements, ARI has relied on the written representations of its incumbent Directors and executive officers and its 10 percent holders and copies of the reports that they have filed with the Commission.

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

   BCM, an affiliate, serves as advisor to ARI. BCM is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of BCM, but serves as a representative of the trust, is involved in daily consultation with the officers of BCM and has significant influence over the conduct of BCM's business, including the rendering of advisory services and the making of investment decisions for itself and ARI. As of March 19, 2003, BCM owned 6,666,744 shares of ARI's Common Stock, approximately 58.6% of the shares then outstanding.

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

       Mickey N. Phillips:  Director

       Ryan T. Phillips:    Director

       Mark W. Branigan:    Executive Vice President--Residential

       Louis J. Corna:      Executive Vice President--Tax

       Ronald E. Kimbrough: Acting Principal Executive Officer, Executive
                              Vice President and Chief Financial Officer

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

Property Management and Real Estate Brokerage

   Affiliates of BCM provided property management services to ARI. Currently, Triad Realty Services, Ltd. ("Triad"), an affiliate, and Carmel Realty, Inc. ("Carmel") provide property management services to ARI's properties for a fee of 5% or less of the monthly gross rents collected on the residential properties under its management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for the provision of the property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. ("Highland"), a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 12 of ARI's commercial properties (shopping centers, office buildings and a merchandise mart) and eight of its hotels to Regis Realty, Inc. ("Regis"), a related party, which was a company owned by GS Realty Services, Inc. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Realty I, LLC ("Regis I"), has provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed eight of ARI's hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, has managed eight of ARI's hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

   Regis I, a related party, provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement.

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

   The only direct remuneration paid by ARI is to those Directors who are not officers or employees of BCM or its affiliated companies. Until December 31, 2000, each Independent Director was compensated at the rate of $20,000 per year, plus $300 per Audit Committee meeting attended and the Chairman of the Audit Committee received an annual fee of $500. Effective January 1, 2001, the annual fee was increased from $20,000 to $45,000. In addition, each Independent Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2002, $162,000 was paid to Independent Directors in total Directors' fees for all services including the annual fee for service during the period January 1, 2002 through December 31, 2002, and 2002 special service fees as follows: Earl D. Cecil, $57,000; Collene C. Currie, $53,000; Joseph Mizrachi, $47,000; and Ted P. Stokely, $5,000.

   In January 1999, stockholders approved the Director's Stock Option Plan (the "Director's Plan") which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director's Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001 and 2002, each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $18.53, $13.625 and $9.87 per share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 2002, 1,000 options were exercisable at $18.53 per share, 2,000 options were exercisable at $13.625 per share and 3,000 options were exercisable at $9.87 per share.

   In January 1998, stockholders approved the 1997 Stock Option Plan (the "Option Plan") which provides for options to purchase up to 300,000 shares of Common Stock. At December 31, 2002, there were 99,750 options outstanding under the Option Plan. No options were granted under the Option Plan in 2002.

Performance Graph

   The following graph compares the cumulative total stockholder return on ARI's shares (ART's shares prior to August 2000) of Common Stock with the Dow Jones Equity Market Index ("DJ Equity Index") and the Dow Jones Real Estate Investment Index ("DJ Real Estate Index"). The comparison assumes that $100 was invested on December 31, 1997 in shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

                                    [CHART]
         ARI       DJ Equity Index   DJ Real Estate Index
1997     100.00         100.00           100.00
1998     116.48         124.90            78.88
1999     121.26         153.28            74.69
2000      97.22         139.07            95.24
2001      70.40         122.50           106.49
2002      57.70          95.45           110.35




                               1997   1998   1999   2000   2001   2002
                              ------ ------ ------ ------ ------ ------
         ARI................. 100.00 116.48 121.26  97.22  70.40  57.70
         DJ Equity Index..... 100.00 124.90 153.28 139.07 122.50  95.45
         DJ Real Estate Index 100.00  78.88  74.69  95.24 106.49 110.35

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Security Ownership of Certain Beneficial Owners. The following table sets forth the ownership of ARI's Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5% of the shares of ARI's Common Stock as of the close of business on March 19, 2003.

                                            Amount and Nature of Percent of
    Name and Address of Beneficial Owner    Beneficial Ownership Class (1)
    ------------------------------------    -------------------- ----------
    Basic Capital Management, Inc..........      6,666,744(2)       58.6%
    1800 Valley View Lane
    Suite 300
    Dallas, Texas 75234

    One Realco Corporation.................      1,671,659(3)       14.7%
    555 Republic Drive
    Suite 490
    Plano, Texas 75074

    Transcontinental Realty Investors, Inc.        746,972(4)        6.6%
    1800 Valley View Lane
    Suite 300
    Dallas, Texas 75234

    Ryan T. Phillips.......................      6,694,346(2)(5)    58.9%
    1800 Valley View Lane
    Suite 300
    Dallas, Texas 75234

--------
(1) Percentages are based upon 11,375,127 shares outstanding as of March 19, 2003.
(2) Includes 6,666,744 shares owned by BCM over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.
(3) Includes 1,437,209 shares owned by One Realco Corporation and 234,450 shares owned by New Starr Corp., which is a company owned by One Realco Corporation. Each of the directors of One Realco Corporation, Ronald F. Akin and F. Terry Shumate, may be deemed to be the beneficial owners by virtue of their positions as directors of One Realco Corporation. Messrs. Akin and Shumate disclaim beneficial ownership of such shares.
(4) Each of the directors of TCI, Henry A. Butler, Earl D. Cecil, Ted P. Stokely and Martin L. White, may be deemed to be the beneficial owners by virtue of their positions as Directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5) Includes 27,602 shares owned by the Gene E. Phillips' Children's Trust. Ryan T. Phillips is a beneficiary of such trust.

   Security Ownership of Management. The following table sets forth the ownership of shares of ARI's Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 19, 2003.

                                                             Number of Shares   Percent of
Name of Beneficial Owner                                    Beneficially Owned  Class (1)
------------------------                                    ------------------  ----------
Earl D. Cecil..............................................       748,972(2)(3)     6.2%
Richard W. Humphrey........................................         1,600(2)          *
Joseph Mizrachi............................................         3,000(2)          *
Ted P. Stokely.............................................       747,972(2)(3)     6.2%
All Directors and Executive Officers as a group (7 persons)     7,421,316(4)(5)    65.2%

--------
*  Less than 1%.
(1) Percentage is based upon 11,375,127 shares outstanding as of March 19, 2003.
(2) Each of Messrs. Cecil, Humphrey, Mizrachi and Stokely have options to purchase shares of Common Stock of ARI which are exercisable within 60 days of March 19, 2003.
(3) Includes 746,972 shares owned by TCI over which Messrs. Cecil and Stokely may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. Messrs. Cecil and Stokely disclaim beneficial ownership of such shares.
(4) Includes 746,972 shares owned by TCI over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.
(5) Includes 6,666,744 shares owned by BCM over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares. Also includes 7,600 shares which may be acquired by the Directors of ARI pursuant to stock option plans.

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

Certain Business Relationships

   BCM, ARI's advisor, is a company for which Messrs. Branigan, Corna and Kimbrough serve as executive officers. BCM is a company owned by a trust for the benefit of the children of Gene E. Phillips.

   The executive officers of ARI, also serve as executive officers of IORI and TCI, and owe fiduciary duties to each of those entities as well as to BCM under applicable law. IORI and TCI have the same relationship with BCM as does ARI.

   ARI contracts with affiliates of BCM for property management services. Currently, Triad, an affiliate, and Carmel provide such property management services. The general partner of Triad is BCM. The limited partner of Triad is Highland, a related party. Triad subcontracts the property-level management of 12 of ARI's commercial properties (office buildings, shopping centers and a merchandise mart) and eight of its hotels to Regis I, a related party, which is a company also owned by Highland. Regis I also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM. ARI owns an equity interest in each of IORI and TCI. See ITEM 2. "PROPERTIES--Investments in Real Estate Companies and Real Estate Partnerships."

   At December 31, 2002, ARI owned approximately 49.8% of TCI's outstanding common stock and approximately 28.5% of IORI's outstanding common stock.

Related Party Transactions

   Historically, ARI, TCI, IORI and BCM have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to ARI as could have been obtained from unrelated parties.

Operating Relationships

   In October 1997, ARI entered into leases with BCM and an affiliate of BCM for space at the One Hickory Centre Office Building, construction of which was completed in December 1998. The BCM leases, effective upon ARI obtaining permanent financing of the building, were for 75,852 sq. ft. (approximately 75% of the building), had terms of ten and fifteen years and provided for annual base rent of $19.25 per sq. ft. for the first year. In January 2001, both leases were terminated, and ARI entered into a new lease with BCM, effective October 1, 2000. The new lease is for 59,463 sq. ft. (approximately 62% of the building), has a term of three years, and provides for annual base rent of $1.3 million or $21.50 per sq.ft. Effective March 1, 2002, the lease was amended to 57,879 sq. ft. (approximately 59% of the building), with an annual base rent of $1.2 million, or $21.50 per sq. ft. In April 2002, ARI sold the subsidiary which owns the building to TCI.

   In 2002, ARI paid BCM, its affiliates and a related party $5.9 million in advisory fees, $689,000 in mortgage brokerage and equity refinancing fees, $13,000 in property acquisition fees, $5.3 million in real estate brokerage commissions, $1.9 million in construction supervision fees and $4.3 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM received cost reimbursements of $2.5 million.

Partnership Transactions

   BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

   BCM entered into put agreements with the holders of the Class A limited partner units of Valley Ranch, L.P. Such Class A units were convertible into Series B Cumulative Convertible Preferred Stock of ARI which was further convertible into Common Stock of ARI. The put price for the Class A units was $1.00 per unit and the put price for either the Series B Preferred Stock or ARI's Common Stock was 80% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. In March 1999, ARI reached agreement with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally, one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI purchased the remaining two million units in 2002.

   BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI's Common Stock is 90% of the average daily closing price of ARI's Common Stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the outstanding Class A units as follows: June 30, 2003, 1,625,000 units; December 31, 2005, 1,625,000 units; and December 31, 2006, 8,563,750 units.

Advances and Loans

   From time-to-time, ARI and its affiliates have made advances to each other, which have not had specific repayment terms, do not bear interest, are unsecured and have been reflected in ARI's financial statements as other assets or other liabilities. At December 31, 2002, after accounting for affiliate purchases and sales, amounts still owed by ARI were $26.6 million, $6.6 million, $3.5 million and $2.7 million to BCM, TCI, IORI and Regis, respectively.

   In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI's behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

   In March 2000, a loan with a current principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At December 2002, the loan, and $1.1 million of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

   In December 2000, an unsecured loan with a current principal balance of $1.9 million to Warwick of Summit, Inc. ("Warwick") matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. At December 2002, the loan, and $188,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

   In December 2000, a loan with a current principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan, to provide funds to purchase and renovate a shopping center in

Oklahoma City, Oklahoma, is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At December 2002, the loan, and $710,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

   In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 14.7% of the outstanding shares of ARI's Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. During 2001 and 2002, Mr. Kimbrough did not participate in day-to-day operations or management of One Realco.

   In June 2002, ARI converted $4.5 million of its receivable from BCM to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bears interest at 10.0% per annum, matures in March 2004 and requires quarterly payments of principal and accrued interest, beginning in December 2002.

Property Transactions

   In May 2001, ARI exchanged with TCI two parcels of land, a 10.5 acre tract of Vista Ridge land and an 8.88 acre tract of Hollywood Casino land, for the 168 unit Glenwood Apartments. The business purpose of the transaction was for TCI to construct apartments on the Vista Ridge land and office buildings on the Hollywood Casino land. ARI received net cash of $3.2 million on the subsequent sale of the apartments. See NOTE 2. "REAL ESTATE."

   In December 2001, TCI purchased 100% of the outstanding common shares of National Melrose, Inc. ("NM"), a wholly-owned subsidiary of ARI, for $2.0 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. NM owns the Executive Court Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the annual return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of NM for the purchase price. The business purpose of the transaction was for TCI to make an equity investment in NM, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management has classified this related party transaction as a note payable to TCI.

   In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. The business purpose of the transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management classified this related party transaction as a note payable to IORI. IORI sold the Rosedale Towers Office Building to an unrelated buyer in December 2002. ARI owes $2.1 million to IORI for remaining principal and 12% return.

   In January 2002, TCI purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the shares of Two Hickory for the purchase price. The business purpose of the transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management has classified this related party transaction as a note payable to TCI.

   In March 2002, ARI received $520,000 and exchanged with TCI a 24.5 acre tract of Rasor land, a 16.89 acre tract of Lakeshore Villas Apartments land and the 45,623 sq. ft. Oaktree Village Shopping Center for the 80,278 sq. ft. Plaza on Bachman Creek Shopping Center. The exchange value prices for the shopping centers were determined using a market rate multiple of net operating income, and the values of the land parcels were determined using appraised rates. The business purpose of the transaction was for TCI to construct apartments on the Rasor and Lakeshore Villas land. To give ample value for the property TCI exchanged, the Oaktree Village Shopping Center was added to the transaction. ARI received $4.4 million on the subsequent financing of the shopping center. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In April 2002, TCI purchased all of the general and limited partnership interest in Garden Confederate Point, L.P. ("Confederate Point") from ARI for $1.9 million. The purchase price was determined based on the market value of the property exchanged using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Confederate Point for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In April 2002, TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. ("Foxwood") from ARI for $1.1 million. The purchase price was determined based on the market values of the property exchanged, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Foxwood for the purchase price. The business purpose for the transaction was for TCI to make an equity investment in Foxwood anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In April 2002, TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. ("Woodsong") from ARI for $2.5 million. The purchase price was determined based on the market values of the property exchanged, using a market rate multiple of net operating income. Woodsong owns the Woodsong Apartments. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in Woodsong for the purchase price. The business purpose for the transaction was for TCI to make an equity investment in Woodsong anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. In July 2002, the Woodsong Apartments was sold for $9.1 million. TCI received $2.6 million from the proceeds of $2.8 million as payment of principal and accrued but unpaid interest on the loan.

   In April 2002, TCI purchased 100% of the common shares of ARI One Hickory Corporation ("One Hickory"), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based on the market values of the property exchanged, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, TCI may require ARI to repurchase the interests in One Hickory for the purchase price. The business purpose for the transaction was for TCI to make an equity investment in One Hickory anticipating a profitable return and to reduce ARI's payable to BCM. Management has classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building, from ARI for $50.0 million. See NOTE 2. "REAL ESTATE." The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return and for ARI to satisfy debt.

   In June 2002, TCI purchased five parcels of unimproved land from ARI for $30.0 million: the Hollywood Casino, Marine Creek, Mason Goodrich, Nashville and Monterrey land parcels. See NOTE 2. "REAL ESTATE." The purchase price of the Hollywood Casino land was determined based on an appraised value. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Goodrich, Nashville and Monterrey land parcels was determined based on appraised rates. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land and for ARI to satisfy debt. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

   In June 2002, ARI purchased all the general and limited partnership interests in Chalet North, L.P. ("Chalet North") from BCM for $3.0 million. Chalet North owns the Pinecrest Apartments. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.4 million. ARI's receivable from BCM was reduced by $1.6 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   In June 2002, ARI purchased the Tiberon Trails Apartments from BCM for $12.3 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $6.4 million. ARI's receivable from BCM was reduced by $5.9 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   In June 2002, ARI purchased the Alta Mesa Shopping Center from BCM for $3.8 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.8 million. ARI's receivable from BCM was reduced by $2.0 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI.

   On June 30, 2002, ARI obtained 74.31% interest in RAK from BCM for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI's receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK's assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK's net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction.

   In December 2002, ARI sold the Lakeshore Villas Apartments to Housing for Seniors of Humble, LLC ("Humble"), a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One loan has a principal amount of $2.0 million. The loan is unsecured, and is guaranteed by Unified Housing Foundation, Inc. ("Unified"), a related party. The second loan has a principal amount of $6.4 million, and is secured by a pledge by Unified of 100% of the Member Interest in Humble. Both loans bear interest at 11.5% per annum, mature in December 2009 and require quarterly payments beginning in March 2003. Richard W. Humphrey, a director of ARI, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a director of ARI, is the General Manager of Unified.

   In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura Holdings, Clark and Woolley land parcels, from ARI for $13.3 million. See NOTE 2. "REAL ESTATE." The purchase price was determined based on an appraised rate. The business purpose of the transaction was for TCI to construct apartments on the land and for ARI to satisfy debt.

   In March 2003, TCI purchased the Bridgeview Plaza and Cullman shopping centers from ARI for $8.7 million and $2.0 million, respectively, to satisfy debt. The purchase price was determined using a market rate multiple of net operating income.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this Report:

          1.  Consolidated Financial Statements

             Report of Independent Certified Public Accountants

             Consolidated Balance Sheets--December 31, 2002 and 2001

             Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000

              Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2002, 2001 and 2000

             Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000

             Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules

             Schedule III--Real Estate and Accumulated Depreciation

             Schedule IV--Mortgage Loans on Real Estate

   All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

          3.  Incorporated Financial Statements

             Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8 of Income Opportunity Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).

             Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8 of
          Transcontinental Realty Investors, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002).

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

  4.1   Certificate of Designations, Preferences and Relative Participating or Optional or Other Special
        Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred
        Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit
        4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

  4.2   Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and
        Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to
        Exhibit 3.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  4.3   Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of
        American Realty Investors, Inc., dated February 3, 2003, filed herewith.

 10.1   Advisory Agreement between American Realty Investors, Inc. and Basic Capital Management, Inc.,
        dated August 3, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on
        Form 10-K for the year ended December 31, 2000).

 10.2   Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001
        (incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4, dated
        February 24, 2002).

 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002, filed herewith.

    (b)  Reports on Form 8-K:

       A Current Report on Form 8-K, dated November 11, 2002, was filed with respect to Item 5. "Other Events," which reports the resignation of a Director.

       A Current Report on Form 8-K/A, dated August 30, 2002, was filed with respect to Item 2. "Acquisition and Disposition of Assets," and Item 7. "Financial Statements and Exhibits," which reports the disposition of 10 apartments and two commercial properties and 14 land parcels.

       A Current Report on Form 8-K, dated March 18, 2003, was filed with respect to Item 5. "Other Events," which reports the completion of a cash tender offer to purchase any and all the issued and outstanding common stock of IORI and TCI.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMERICAN REALTY INVESTORS, INC.

Dated:  April 14, 2003        By:               /s/  RONALD E. KIMBROUGH
                                  ----------------------------------
                                                   Ronald E. Kimbrough
                                   Executive Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer and Acting
                                              Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

     /s/  TED P. STOKELY       Chairman of the Board and      April 14, 2003
-----------------------------  Director
       Ted P. Stokely

     /s/  EARL D. CECIL        Director                       April 14, 2003
-----------------------------
        Earl D. Cecil

  /s/  RICHARD W. HUMPHREY     Director                       April 14, 2003
-----------------------------
     Richard W. Humphrey

    /s/  JOSEPH MIZRACHI       Director                       April 14, 2003
-----------------------------
       Joseph Mizrachi

  /s/  RONALD E. KIMBROUGH     Executive Vice President and   April 14, 2003
-----------------------------    Chief Financial Officer
     Ronald E. Kimbrough         (Principal Financial and
                                 Accounting Officer and
                                 Acting Principal Executive
                                 Officer)

                                 CERTIFICATION

I, Ronald E. Kimbrough, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer) of American Realty Investors, Inc. ("ARI"), certify that:

1. I have reviewed this annual report on Form 10-K of ARI;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining internal controls and procedures and have:

    a. designed such internal controls to insure that material information relating to ARI and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

    b. evaluated the effectiveness of ARI's internal controls as of a date within 90 days prior to the filing date of this annual report; and

    c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this annual report;

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 14, 2003                        /s/  RONALD E. KIMBROUGH
                                ----------------------------------
                                                 Ronald E. Kimbrough
                                 Executive Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer and Acting
                                            Principal Executive Officer)

                          ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

                     For the Year Ended December 31, 2002

Exhibit                                                                                               Page
Number                                           Description                                          No.
------                                           -----------                                          ----

  4.3   Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock
          of American Realty Investors, Inc., dated February 3, 2003.

 99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.