Form 10-Q
period 2003-03-31
AMERICAN REALTY INVESTORS INC
filed 2003-05-20
CIK 1102238

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003
                                           --------------


                         Commission File Number 1-15663
                                                -------


                         AMERICAN REALTY INVESTORS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   Nevada                                     75-2847135
----------------------------------------               -------------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                          Identification No.)


         1800 Valley View Lane, Suite 300, Dallas, Texas           75234
--------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                   (Zip Code)


                                 (469) 522-4200
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___. No X .
                                               ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value                               10,628,155
----------------------------                     ------------------------------
          (Class)                               (Outstanding at April 30, 2003)

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but, in the opinion of the management of American Realty Investors, Inc. ("ARI"), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

                         AMERICAN REALTY INVESTORS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,     December 31,
                                                                                     2003           2002
                                                                                 ------------    ------------
                                                                                    (dollars in thousands,
                                                                                       except per share)
                                     Assets
                                     ------
Real estate held for investment ............................................     $ 1,199,092     $   378,080
Less - accumulated depreciation ............................................        (190,528)        (96,036)
                                                                                 -----------     -----------
                                                                                   1,008,564         282,044

Real estate held for sale ..................................................         161,185         181,713

Notes and interest receivable
  Performing ($34,494 in 2003 and $34,442 in 2002 from affiliates) .........          70,408          77,354
  Nonperforming ($6,826 in 2003 and $6,838 in 2002 from affiliates) ........          10,703           7,856
                                                                                 -----------     -----------
                                                                                      81,111          85,210

Less--allowance for estimated losses .......................................          (4,533)         (3,077)
                                                                                 -----------     -----------
                                                                                      76,578          82,133

Pizza parlor equipment .....................................................          12,799          12,557
Less - accumulated depreciation ............................................          (4,568)         (4,562)
                                                                                 -----------     -----------
                                                                                       8,231           7,995

Marketable equity securities, at market value ..............................           6,713             209
Cash and cash equivalents ..................................................           8,740           8,432
Investments in equity investees ............................................           2,701          80,990
Goodwill, net of accumulated amortization ($1,763 in 2003 and 2002) ........          13,974          13,784
Other intangibles, net of accumulated amortization ($597 in 2003 and $773
  in 2002) .................................................................           1,506           1,744
Other assets ...............................................................         114,207          50,001
                                                                                 -----------     -----------
                                                                                 $ 1,402,399     $   709,045
                                                                                 ===========     ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued

                                                                                         March 31,  December 31,
                                                                                           2003         2002
                                                                                       ------------ -----------
                                                                                       (dollars in thousands,
                                                                                         except per share)
                      Liabilities and Stockholders' Equity

Liabilities
Notes and interest payable ($15,600 in 2002 to affiliates) ........................    $1,022,121    $  349,740
Liabilities related to assets held for sale .......................................       116,227       125,693
Margin borrowings .................................................................         8,308         8,558
Accounts payable and other liabilities ($14,438 in 2003 and $41,085 in 2002 to
   affiliates) ....................................................................        96,674       127,872
                                                                                       ----------    ----------
                                                                                        1,243,330       611,863

Minority interest .................................................................        88,566        19,940

Commitments and contingencies

Stockholders' equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
  Series A, 3,226,858 shares in 2003 and 2002 (liquidation preference $32,269),
     including 900,000 shares in 2003 and 2002 held by subsidiaries ...............         4,654         4,654
  Series E, 50,000 shares in 2003 and 2002 (liquidation preference $5,000) ........           100           100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,375,127
  shares in 2003 and 2002 .........................................................           114           114
Paid-in capital ...................................................................        93,366        93,954
Treasury stock, at cost, 746,972 shares in 2003 ...................................        (9,924)           --
Accumulated (deficit) .............................................................       (17,593)      (24,784)
Accumulated other comprehensive income (loss) .....................................          (214)        3,204
                                                                                       ----------    ----------

                                                                                           70,503        77,242
                                                                                       ----------    ----------

                                                                                       $1,402,399    $  709,045
                                                                                       ==========    ==========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                         -----------------------
                                                                            2003         2002
                                                                         ---------     ---------
                                                                           (dollars in thousands,
Property revenue                                                              except per share)
   Rents ............................................................... $  22,266     $  21,800
   Property operations expenses ........................................    16,612        16,215
                                                                         ---------     ---------
   Operating income ....................................................     5,654         5,585

Land operations
   Sales ...............................................................     8,785         5,580
   Cost of sales .......................................................     8,711         4,211
   Recognition of previously deferred gains ............................    19,897           830
                                                                         ---------     ---------
   Gain on land sales ..................................................    19,971         2,199

Pizza parlor operations
   Sales ...............................................................     7,867         7,368
   Cost of sales .......................................................     6,407         5,781
                                                                         ---------     ---------
   Gross margin ........................................................     1,460         1,587

Income from operations .................................................    27,085         9,371

Other income (loss)
   Interest income .....................................................     2,230           612
   Equity in loss of investees .........................................    (4,339)       (4,012)
   Loss on sale of investments in equity investees .....................        --          (531)
   Other ...............................................................         8           184
                                                                         ---------     ---------
                                                                            (2,101)       (3,747)

Other expenses
   Interest ............................................................    11,266        15,327
   Depreciation and amortization .......................................     2,501         2,297
   Discount on sale of notes receivable ................................     1,558            --
   General and administrative ..........................................     3,308         3,312
   Advisory fee to affiliate ...........................................     2,028         1,736
   Net income fee to affiliate .........................................       452            --
   Incentive fee to affiliate ..........................................       261            --
   Minority interest ...................................................       550           787
                                                                         ---------     ---------
                                                                            21,924        23,459
                                                                         ---------     ---------

Net income (loss) from continuing operations ...........................     3,060       (17,835)

Discontinued operations:
   Income (loss) from operations .......................................     1,118          (848)
   Gain on sale of real estate .........................................     3,013         5,615
   Equity in gain on sale of real estate by equity investees ...........        --         4,131
                                                                         ---------     ---------
Net income from discontinued operations ................................     4,131         8,898

Net income (loss) ......................................................     7,191        (8,937)
Preferred dividend requirement .........................................      (588)         (611)
                                                                         ---------     ---------
Net income (loss) applicable to Common shares .......................... $   6,603     $  (9,548)
                                                                         =========     =========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                                                                                    For the Three Months
                                                                                                        Ended March 31,
                                                                                                -----------------------------
                                                                                                    2003             2002
                                                                                                 -----------      -----------
                                                                                                     (dollars in thousands,
                                                                                                        except per share)
Basic earnings per share

   Net income (loss) from continuing operations ...................................              $       .22      $     (1.62)
   Discontinued operations ........................................................                      .36              .78
                                                                                                 -----------      -----------

   Net income (loss) applicable to Common shares ..................................              $       .58      $      (.84)
                                                                                                 ===========      ===========

Diluted earnings per share
   Net income (loss) for continuing operations ....................................              $       .21      $     (1.62)
   Discontinued operations ........................................................                      .28              .78
                                                                                                 -----------      -----------

   Net income (loss) applicable to Common shares ..................................              $       .49      $      (.84)
                                                                                                 ===========      ===========

Weighted average Common shares used in computing earnings per share: ..............
        Basic .....................................................................               11,375,127       11,375,127
        Diluted ...................................................................               14,522,530       11,375,127

Convertible Preferred Stock (2,424,910 shares) and options to purchase 186,750 shares of ARI's Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2002, because the effect of their inclusion would be antidilutive.

Options to purchase 105,750 shares of ARI's Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2003, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2003

                                                  Series A    Series E
                                                  Preferred   Preferred   Common     Paid-in     Treasury    Accumulated
                                                    Stock       Stock     Stock      Capital       Stock       Deficit
                                                  ---------   ---------   ------   -----------   --------    -----------
                                                                                 (dollars in thousands, except per share)
Balance, January 1, 2003 ......................   $   4,654   $     100   $  114   $    93,954   $     --    $   (24,784)

Comprehensive income
   Foreign currency translation gain ..........          --          --       --            --         --             --
   Sale of foreign operations .................          --          --       --            --         --             --
   Net income .................................          --          --       --            --         --          7,191

Common shares held by acquired company ........          --          --       --            --     (9,924)            --

Preferred dividends
   Series A Preferred Stock ($.25 per
      share) ..................................          --          --       --          (581)        --             --
   Series E Preferred Stock ($.15 per
      share) ..................................          --          --       --            (7)        --             --
                                                  ---------   ---------   ------   -----------   --------    -----------

Balance, March 31, 2003 .......................   $   4,654   $     100   $  114   $    93,366   $ (9,924)   $   (17,593)
                                                  =========   =========   ======   ===========   ========    ===========

                                                  Accumulated
                                                      Other
                                                  Comprehensive    Stockholders'
                                                      Income           Equity
                                                  -------------    -------------
Balance, January 1, 2003 ......................   $       3,204    $      77,242

Comprehensive income
   Foreign currency translation gain ..........            (301)            (301)
   Sale of foreign operations .................          (3,117)          (3,117)
   Net income .................................              --            7,191
                                                                   -------------
                                                                           3,773

Common shares held by acquired company ........              --           (9,924)

Preferred dividends
   Series A Preferred Stock ($.25 per
      share) ..................................              --             (581)
   Series E Preferred Stock ($.15 per
      share) ..................................              --               (7)
                                                  -------------    -------------

Balance, March 31, 2003 .......................   $        (214)   $      70,503
                                                  =============    =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                    --------------------------
                                                                                       2003            2002
                                                                                    ----------      ----------
                                                                                      (dollars in thousands)
Cash Flows From Operating Activities
Net income (loss) ...........................................................         $  7,191        $ (8,937)
Reconciliation of net income (loss) to net cash used in operating activities
  Adjustments to reconcile net income to net cash used in operating activities
    Depreciation and amortization ...........................................            2,566           3,555
    Gain on sale of real estate .............................................          (22,984)         (7,814)
    Equity in (income) loss of investees ....................................            4,339            (119)
    Loss on sale of investments in equity investees .........................               --             531
    (Increase) decrease in accrued interest receivable ......................           (1,099)             54
    Decrease in other assets ................................................            1,392           2,551
    Increase in accrued interest payable ....................................              766             712
    Decrease in accounts payable and other liabilities ......................             (469)         (2,095)
                                                                                      --------        --------

        Net cash used in operating activities ...............................         $ (8,298)       $(11,562)

Cash Flows From Investing Activities
  Collections on notes receivable ...........................................         $  9,304        $  3,689
  Proceeds from sale of notes receivable ....................................           26,346              --
  Pizza parlor equipment purchased ..........................................             (767)           (391)
  Proceeds from sale of real estate .........................................           27,172          22,175
  Notes receivable funded ...................................................               --          (1,868)
  Earnest money/escrow deposits .............................................              (34)            232
  Investment in real estate entities, net of cash acquired ..................          (22,417)          1,071
  Short-term advances funded ................................................          (24,723)             --
  Real estate improvements ..................................................           (1,308)         (2,063)
                                                                                      --------        --------

        Net cash provided by investing activities ...........................         $ 13,573        $ 22,845

Cash Flows from Financing Activities
  Proceeds from notes payable ...............................................         $ 42,494        $ 26,084
  Payments on notes payable .................................................          (37,912)        (29,628)
  Deferred borrowing costs ..................................................           (1,555)           (915)
  Net payments to affiliates ................................................           (7,413)         (5,069)
  Margin borrowings, net ....................................................               --            (950)
  Preferred dividends paid ..................................................             (581)           (611)
                                                                                      --------        --------

        Net cash used in financing activities ...............................           (4,967)        (11,089)

        Net increase in cash and cash equivalents ...........................              308             194

Cash and cash equivalents, beginning of period ..............................            8,432             709
                                                                                      --------        --------
Cash and cash equivalents, end of period ....................................         $  8,740        $    903
                                                                                      ========        ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                    -----------------------------
                                                                       2003               2002
                                                                    ----------         ----------
                                                                        (dollars in thousands)
Supplemental Disclosures of Cash Flow Information

    Cash paid for interest ........................................    $ 9,610           $15,184

Schedule of noncash investing and financing

    Notes payable assumed by buyer on sale of real estate .........    $ 3,439           $ 1,389

    Notes receivable from sale of real estate .....................     19,178                --

    Disposal of property to satisfy debt ..........................      8,050                --

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         AMERICAN REALTY INVESTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2002 have been reclassified to conform to the 2003 presentation.

Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K").

On November 15, 2002, ARI commenced a tender offer for the common shares of Transcontinental Realty Investors, Inc. ("TCI") and Income Opportunity Realty Investors, Inc. ("IORI") not already owned by ARI. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock of non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI's ownership of IORI shares). ARI began consolidation of TCI's and IORI's accounts and operations effective March 31, 2003. The effect of consolidating TCI's and IORI's operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial.

The following pro forma information reflects the results of operations for ARI as though the consolidation of TCI's and IORI's operations had begun on January 1 of each year presented.

                                                              Three Months
                                                             Ended March 31,
                                                       ------------------------
                                                         2003            2002
                                                       --------        --------
         Revenue, as reported .......................  $ 38,918        $ 34,748
         Revenue, pro forma .........................    70,702          59,963

         Net income (loss), as reported .............     7,191          (8,937)
         Net income (loss), pro forma ...............     6,417          (6,465)

         Earnings per share:
            Basic, as reported ......................  $    .58        $   (.84)
            Basic, pro forma ........................       .51            (.62)

            Diluted, as reported ....................  $    .49        $   (.84)
            Diluted, pro forma ......................  $    .44        $   (.62)

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

Stock-based employee compensation. Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations are utilized by management in accounting for the option plans. All share options issued have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

                                                                                          Three Months Ended March 31,
                                                                                         ------------------------------
                                                                                           2003                  2002
                                                                                         --------              --------
                                                                                             (dollars in thousands,
                                                                                            except per share amounts)
Net income (loss) applicable to common shares, as reported ..........................    $ 6,603               $(9,548)

Deduct: Total stock-based employee compensation
        expense determined under fair value based
        methods for all awards, net of related tax
        effects .....................................................................         19                    18
                                                                                         -------               -------
Pro forma net income (loss) applicable to common shares .............................    $ 6,584               $(9,566)
                                                                                         =======               =======
Earnings (loss) per share:
   Basic, as reported ...............................................................    $   .58               $  (.84)
   Basic, pro forma .................................................................    $   .58               $  (.84)

   Diluted, as reported .............................................................    $   .49               $  (.84)
   Diluted, pro forma ...............................................................    $   .49               $  (.84)

NOTE 2. REAL ESTATE

In 2003, ARI purchased the following properties:

                                                       Purchase    Net Cash        Debt         Interest    Maturity
       Property         Location           Units         Price       Paid        Incurred         Rate        Date
       --------         --------           -----       --------    --------      --------       --------    --------
First Quarter
Apartments
Capital Hill/(1)/   Little Rock, AR      156 Units      $1,904      $ 615        $ 1,289            --           --

Second Quarter
Apartments
Longwood            Long Beach, MS       200 Units       6,349        334          6,349         7.600%       04/12

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2. REAL ESTATE (Continued)

(1) Land purchased for apartment construction.

In February 1990, ARI sold the Bridgeview Plaza Shopping Center, located in LaCrosse, Wisconsin, providing purchase money financing of $5.0 million in the form of a wrap mortgage. In 1996, the first lienholder called a default under the ARI wrap note, and directed future payments be made directly to them. ARI began legal proceedings against the first lienholder. In December 1999, ARI sold the note to BCM at its carrying value of $489,000, retaining the right to receive any amounts collected by BCM in excess of the amount paid, plus accrued interest. In 2002, ARI prevailed in its litigation and ARI's lien on the property was restored. The borrower continued in default, and ARI foreclosed on the property in March 2003. The property was subsequently sold to TCI. See NOTE
8. "RELATED PARTY TRANSACTIONS."

In 2002, ARI purchased the following property:

                                                       Purchase    Net Cash        Debt         Interest    Maturity
       Property         Location           Sq.ft.        Price       Paid        Incurred         Rate        Date
       --------         --------           ------      --------    --------      --------       --------    --------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/            Dallas, TX       80,278 Sq.Ft.   $3,103         $--            $--            --           --

------------

(1) Exchanged with TCI for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2003, ARI sold the following properties:

                                                                                  Net Cash
                                                  Units/Sq.Ft./       Sales       Received/       Debt          Gain/(Loss)
       Property                Location           Acres/Rooms         Price        (Paid)      Discharged        on Sale
       --------                --------           -----------    --------------   ---------    ----------      -----------
First Quarter
Apartments
Bay Anchor                 Panama City, FL             12 Units     $    369        $   36        $   255          $   143
Georgetown                 Panama City, FL             44 Units        1,175           323            789/(3)/          72
Northside Villas           Tallahassee, FL             81 Units        5,575         1,806          2,784              915
Rolling Hills              Tallahassee, FL            134 Units        5,061         1,361          2,785            1,182
Seville                    Tallahassee, FL             62 Units        2,795           405          1,955              489

Shopping Centers
Bridgeview Plaza           LaCrosse, WI          116,008 Sq.Ft.        8,700            --             --            8,700/(1)/
Cullman                    Cullman, AL            92,466 Sq.Ft.        2,000            --          2,650/(3)/       1,118/(1)/

Office Building
4135 Beltline Road         Addison, TX            90,000 Sq.Ft.        4,358            --          2,858/(3)/         178/(2)/

Land
Katrina                    Palm Desert, CA           89.3 Acres        8,550          (410)         2,840              (40)
Nashville                  Nashville, TN              8.8 Acres          235           (11)           217              114

Hotels
Grand Hotel Sofia          Sofia, Bulgaria            136 Rooms       24,750         6,258          4,209              212/(4)/

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2. REAL ESTATE (Continued)

(1)  Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.

(2) Sold to Tacco Office Investors, Inc., a related party. Gain deferred until sale to unrelated party.

(3)  Debt assumed by purchaser.

(4) Includes recognition of $3.1 million of accumulated foreign currency translation gains.

In 2002, ARI sold the following properties:

                                                                                    Net Cash
                                                     Units/            Sales        Received/       Debt         Gain/(Loss)
       Property                Location           Acres/Sq.Ft.         Price         (Paid)      Discharged       on Sale
       --------                --------           ------------    --------------   ---------    ----------      -----------
First Quarter
Apartments
Mallard Lake/(1)/          Greensboro, NC           336 Units      $ 14,400        $    --        $ 7,362         $   --
Villas                     Plano, TX                208 Units         8,525          3,701          4,023          5,615

Land
Katrina                    Palm Desert, CA          2.1 Acres         1,323            (40)         1,237            978
Lakeshore Villas/(2)/      Harris County, TX       16.9 Acres         1,499            215             --             --
Rasor/(2)/                 Plano, TX               24.5 Acres         1,211            174             --             --
Thompson II                Dallas County, TX         .2 Acres            21             20             --            (11)
Vista Ridge                Lewisville, TX          10.0 Acres         1,525            130          1,220            401

Shopping Center
Oaktree Village/(2)/       Lubbock, TX           45,623 Sq.Ft.        2,302            131          1,389 /(3)/       --

-------------------------------

(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2)  Exchanged with TCI for the Plaza on Bachman Creek Shopping Center.
(3)  Debt assumed by purchaser.

NOTE 3.  NOTES RECEIVABLE

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt paydown and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest begins accruing after improvements to the site have been completed by ARI. The future costs to ARI to complete the improvements are estimated to be $2.5 million. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map is recorded. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

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

In December 2002, ARI sold its Willow Springs land parcel for $9.8 million, paying $1.3 million after payment of closing costs and debt paydown and providing purchase money financing of $7.8 million. The loan bore interest at 8.0% per annum, matured in December 2005 and required periodic interest payments beginning in June 2003. In March 2003, the loan was sold to an unrelated party for $7.5 million plus accrued and unpaid interest. The buyer of the loan has limited recourse against a 53 acre parcel of ARI's Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $4.9 million upon completion of the sale of the note.

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the loan was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the loan has limited recourse against a 53 acre parcel of ARI's Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity. At May 2003, negotiations are underway to modify and extend the terms of the loan.

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

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum, beginning

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3. NOTES RECEIVABLE (Continued)

in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer's general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. At May 2003, negotiations are underway to modify the terms of the loan.

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

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation ("One Realco"), which owns approximately 2.1% of the outstanding shares of ARI's Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. All principal and
                                       14

                         AMERICAN REALTY INVESTORS, INC.

NOTE 3. NOTES RECEIVABLE (Continued)

interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in the day-to-day operations or management of One Realco.

In December 2000, an unsecured loan with a current principal balance of $1.9 million to Warwick of Summit, Inc. ("Warwick") matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In April 2003, $75,000 of interest was received. At May 2003, the loan, and $231,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

In December 2000, a loan with a current principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. ("Bordeaux"), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. At May 2003, the loan, and $746,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member, served as a director of ARI until October 2001.

In March 2000, a loan with a current principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At May 2003, the loan, and $1.1 million of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

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

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4.   INVESTMENTS IN EQUITY INVESTEES

Real estate entities. Before 2003 ARI's investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI's advisor, serves as advisor to IORI and TCI.

Through March 31, 2003, ARI accounted for its investment in IORI and TCI and the joint venture partnerships using the equity method. ARI began consolidation of TCI's and IORI's accounts and operations effective March 31, 2003. See NOTE 1. "BASIS OF PRESENTATION." The effect of consolidating TCI's and IORI's operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial.

Set forth below are summarized results of operations of equity investees for the three months ended March 31, 2003:

     Revenues ...................................................    $ 31,321
     Property operating expenses ................................      23,746
     Depreciation ...............................................       5,460
     Interest ...................................................      11,528
                                                                     --------

     Loss from continuing operations ............................      (9,413)
     Loss from discontinued operations ..........................        (459)
     Equity in investees' gain from sale of real estate..........       1,509
                                                                     --------
     Net loss ...................................................    $ (8,363)
                                                                     ========

ARI's share of equity investees' loss before gains on the sale of discontinued operations was $4.3 million for the three months ended March 31, 2003. ARI had no share of equity investees' gains on sale of real estate for the three months ended March 31, 2003.

ARI's cash flow from IORI and TCI is dependent on the ability of each entity to make distributions. In the fourth quarter of 2000, IORI and TCI suspended distributions.

ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd., a subsidiary of ARI, owned an interest, sold Villas Continental Apartments. ARI initially received $1.0 million in cash from the sale. In the three months ended March 31, 2002, ARI recognized a $531,000 loss on the sale, which is included in loss on sale of investments in equity investees in the Consolidated Statement of Operations. Subsequently, ARI received an additional $245,000 in sales proceeds, reducing the total loss to $286,000.

NOTE 5.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first quarter of

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5.   MARKETABLE EQUITY SECURITIES - TRADING PORTFOLIO (Continued)

2003, ARI purchased $1.6 million and sold $137,000 of equity securities. At March 31, 2003, ARI recognized an unrealized decrease in the market value of its trading portfolio securities of $3,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 6.   NOTES PAYABLE

In February 2003, the lender on one of ARI's hotel properties located in Virginia notified ARI that the loan on the property was in default, due to ARI's failure to make timely debt service payments. The balance owed on the loan is $11.6 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity date of the loan. In May 2003, ARI failed to satisfy the conditions in the lender's Loan Modification Offer (the "Offer"), and the Offer was revoked. The lender has notified ARI that they intend to pursue all remedies available.

In May 2003, the lender on one of ARI's commercial properties located in Texas notified ARI that the loan on the property was in default, due to ARI's failure to make timely debt service payments. The balance owed on the loan is $6.5 million.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                          Net Cash
                                                                  Debt         Debt       Received/        Interest       Maturity
   Property             Location             Acres/Sq. Ft.      Incurred    Discharged     (Paid)             Rate          Date
------------------ ------------------       ----------------   ----------   -----------  -----------       ----------     --------
First Quarter
Land
Elm Fork           Denton County, TX             101.0 Acres       $5,000       $ 1,551      $ 2,885          10.750%       03/04
Nashville          Nashville, TN                 113.8 Acres        6,059           807        4,725          14.000        03/04
Vineyards II       Tarrant County, TX             18.6 Acres        3,280         3,750         (583)          6.750/(1)/   02/06

Second Quarter
Shopping Centers
Bridgeview         LaCrosse, WI                116,008 Sq.Ft.       6,500            --        6,152           6.250/(1)/   04/05
Cullman            Cullman, AL                  92,433 Sq.Ft.       1,700         2,650       (1,048)          6.250/(1)/   04/05

Land
Nashville          Nashville, TN                 113.8 Acres          941            --          737          14.000        03/04

-------------------

(1) Variable interest rate.

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                  Debt         Debt        Net Cash          Interest     Maturity
   Property             Location             Acres/Sq.Ft.       Incurred    Discharged   Received/(Paid)        Rate        Date
------------------ ------------------       ----------------   ----------   -----------  ---------------     ----------   --------
First Quarter
Land
Walker               Dallas County, TX            90.6 Acres      $ 8,500      $  8,500     $ (1,411)      11.250%/(1)/   01/03

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 6.   NOTES PAYABLE (Continued)

                                                                    Debt         Debt         Net Cash       Interest    Maturity
        Property               Location           Acres/Sq.Ft.    Incurred    Discharged  Received/(Paid)      Rate        Date
--------------------------  ------------------    -------------   --------    ----------  ---------------    --------    --------
First Quarter - Continued
Shopping Center
Plaza on Bachman
 Creek                       Dallas, TX           80,278 Sq.Ft.    $ 5,000    $      --        $ 4,444       6.625%/(1)/  04/04

Related Party Transactions. In each of the following transactions, a related party has purchased an entity, which owns the listed property asset, from ARI. ARI has guaranteed that the asset will produce at least a 12% return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay the purchaser any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, the purchaser may require ARI to repurchase the entity for the purchase price. Management has classified these related party transactions as notes payable.

                                                                     Debt       Debt         Net Cash       Interest     Maturity
          Property               Location             Sq.Ft.       Incurred   Discharged     Received         Rate         Date
--------------------------  ------------------    -------------    --------   ----------     --------       --------     --------
First Quarter
Office Building
Rosedale Towers             Minneapolis, MN       84,798 Sq.Ft.    $ 5,109    $      --        $ 5,109      12.000%       01/05/(2)/
Two Hickory Centre          Farmers Branch, TX    96,127 Sq.Ft.      4,448           --          4,448      12.000        01/05/(3)/

-------------------

(1)  Variable interest rate.

(2) IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. After the property was sold to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. Beginning March 31, 2003, IORI is consolidated with ARI.

(3) TCI purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.

Beginning March 31, 2003, TCI is consolidated with ARI.

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio securities and bear interest rates ranging from 5.25% to 24.0%. Margin borrowing totaled $8.3 million at March 31, 2003.

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

NOTE 8. RELATED PARTY TRANSACTIONS

In March 2003, ARI sold the Bridgeview Plaza and Cullman shopping centers to TCI for $10.7 million to satisfy debt. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping centers.

In April 2003, ARI paid $2.0 million in principal and accrued interest to IORI, in partial payment of a note payable on the Rosedale Tower Office Building. See
NOTE 6. "NOTES PAYABLE."

The following table reconciles the beginning and ending balances of accounts payable to affiliates as of March 31, 2003.

                                                                      BCM
                                                                   --------
Balance, December 31, 2002 ......................................  $(13,529)
   Cash transfers to affiliates .................................    47,158
   Cash transfers from affiliates ...............................   (45,953)
   Fees and reimbursements payable to Advisor ...................      (723)
   Other additions ..............................................    12,083
   Other repayments .............................................   (11,991)
                                                                   --------
Balance, March 31, 2003 .........................................  $(12,955)
                                                                   ========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 8. RELATED PARTY TRANSACTIONS (Continued)

Also at March 31, 2003, ARI owed $1.5 million to affiliates related to cash received upon the sale of apartments to Metra.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gain on sale of real estate by equity investees, loss on sale of investments in equity investees and other income which totaled $(4.3) million for the three months ended March 31, 2003 and $(228,000) for 2002. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees and discontinued operations which totaled $7.0 million for the three months ended March 31, 2003 and $6.7 million for 2002. Excluded from operating segment assets are assets of $134.0 million in 2003 and $116.3 million in 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003 and Realty Advisors Korea, Ltd. (South Korea), which ARI acquired in 2002.

Presented below are ARI's reportable segments operating income for the three months ended March 31, and segment assets at March 31.

                             Commercial                                          Pizza     Receivables/
       2003                  Properties    Apartments    Hotels      Land       Parlors        Other         Total
       ----                  ----------    ----------    ------      ----       -------    ------------    ---------

Operating revenue .........  $    8,072    $    8,022   $ 6,126    $     13     $ 7,867    $       33    $   30,133
Interest income ...........          --            --        --          --          --         2,230         2,230
Operating expenses ........       4,528         5,023     5,485       1,570       6,407             6        23,019
                             ----------    ----------   -------    --------     -------    ----------    ----------
Operating income
   (loss) .................  $    3,544    $    2,999   $   641    $ (1,557)    $ 1,460    $    2,257    $    9,344
                             ==========    ==========   =======    ========     =======    ---=======    ==========
Depreciation ..............  $      942    $      559   $   551    $     --     $   446    $        3    $    2,501
Interest ..................       2,414         2,856     1,107       4,138         206           545        11,266
Capital expenditures ......         700           (70)      335         343         767            --         2,075
Assets ....................     441,679       396,262    92,978     238,830      22,033        76,578     1,268,360

Property Sales:                            Apartments    Hotels      Land                                   Total
                                           ----------   -------    --------                              ----------
Sales price ...............                $   14,975   $24,750    $  8,785                              $   48,510
Cost of sale ..............                    12,174    24,538       8,711                                  45,423
Recognized prior
   deferred gain ..........                        --        --      19,897                                  19,897
                                           ----------   -------    --------                              ----------
Gain on sale ..............                $    2,801   $   212    $ 19,971                              $   22,984
                                           ==========   =======    ========                              ==========

                         AMERICAN REALTY INVESTORS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9.  OPERATING SEGMENTS (Continued)

                             Commercial                                          Pizza     Receivables/
       2002                  Properties    Apartments     Hotels      Land      Parlors       Other         Total
       ----                  ----------    ----------     ------      ----      -------    ----------   ------------
Operating revenue .........  $    8,185    $    6,904    $ 6,406   $     62     $ 7,368    $      243    $    29,168
Interest income ...........          --            --         --         --          --           612            612
Operating expenses ........       4,283         4,202      5,272      2,374       5,781            84         21,996
                             ----------    ----------    --------  --------     -------    ----------    -----------
Operating income
   (loss) .................  $    3,902    $    2,702    $ 1,134   $ (2,312)    $ 1,587    $      771    $     7,784
                             ==========    ==========    =======   ========     =======    ==========    ==========

Depreciation ..............  $      964    $      551    $   523   $     --     $   257    $        2    $     2,297
Interest ..................       2,748         2,072      1,011      6,168         203         3,125         15,327
Capital expenditures ......       1,289           212        161        393         391            --          2,446
Assets ....................     172,354        95,231     89,995    212,626      20,794        28,507        619,507

                             Commercial
Property Sales:              Properties    Apartments                Land                                   Total
                             ----------    ----------                ----                                   -----
Sales price ...............  $    2,302    $   11,957              $  5,580                              $    19,839
Cost of sale ..............       2,302         6,342                 4,211                                   12,855
   deferred gain ..........          --            --                   830                                      830
                             ----------    ----------              --------                              -----------
Gain on sale ..............  $       --    $    5,615              $  2,199                              $     7,814
                             ==========    ==========              ========                              ===========

NOTE 10. DISCONTINUED OPERATIONS

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

For the three months ended March 31, 2003 and 2002, income from discontinued operations relates to 23 properties and leasehold interest in oil and gas properties that ARI sold during 2002 and eight properties that ARI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                        ---------------------
Revenue                                                                                   2003          2002
                                                                                        -------       -------
   Rental ..........................................................................    $ 2,839       $ 7,552

   Property operations .............................................................      1,441         3,677
                                                                                        -------       -------
                                                                                          1,398         3,875
Expenses
   Interest ........................................................................        215         3,465
   Depreciation ....................................................................         65         1,258
                                                                                        -------       -------
                                                                                            280         4,723
                                                                                        -------       -------
Net income (loss) from discontinued operations .....................................      1,118          (848)

   Gain of sale of real estate .....................................................      3,013         5,615

   Equity in gain on sale of real estate by equity investees .......................         --         4,131
                                                                                        -------       -------

 ...................................................................................    $ 4,131       $ 8,898
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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Liquidity. Management expects that excess cash generated from operations during the remainder of 2003 will not be sufficient to discharge all of ARI's debt obligations as they mature. Therefore, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. During 2002, Milano Restaurants International, Inc. ("MRI"), a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1,250,000 at March 31, 2003.

Litigation. In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. ("Matisse"). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million, including interest. The judgment is being appealed, and, in the opinion of ARI's management and legal counsel, there is a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI has not recognized any expense nor established any reserve for this judgment. In November 2002, ARI posted a $6.0 million supercedeas bond. In April 2003, an additional judgment was issued against ARI for $1.2 million in legal fees. ARI will also appeal this judgment and will post an additional bond in this amount. ARI has not recognized any expense nor established any reserve for this additional judgment.

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

After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI's ownership of IORI shares). ARI began consolidation of TCI's and IORI's accounts and operations effective March 31, 2003. The effect of consolidating TCI's and IORI's operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. ARI has the same advisor as TCI and IORI, and TCI and IORI have the same board of directors. Two of the directors of TCI and IORI also serve as directors of ARI.

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

Liquidity and Capital Resources

ARI reported net income of $7.2 million for the three months ended March 31, 2003, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $2.6 million, gain on sale of real estate of $23.0 million and equity in loss of equity investees of $4.3 million. Net cash used in operating activities amounted to $8.3 million for the three months ended March 31, 2003, interest receivable increased by $1.1 million due to additional notes receivable from seller financings, other assets decreased by $1.4 million primarily due to purchases of equity securities, interest payable increased by $766,000 due to an increased balance of notes payable and other liabilities decreased by $469,000 primarily due to a decrease in real estate taxes payable.

Net cash provided by investing activities of $13.6 million was primarily due to short-term advances of $24.7 million, real estate improvements of $1.3 million, investments in real estate entities of $22.4 million, escrow and earnest money deposits of $34,000 and purchases of pizza parlor equipment of $767,000. As of May 12, 2003, $56,000 of the short-term advances was outstanding. These outflows for investing activities were offset by the collection of $9.3 million on notes receivable, $27.2 million from the sale of real estate and $26.3 million from the sale of notes receivable.

Net cash used in financing activities of $5.0 million was comprised of proceeds received from the funding or refinancing of notes payable of $42.5 million; offset by cash payments of $37.9 million to paydown existing notes payable, $1.6 million for financing costs, $7.4 million in reimbursements to the advisor and $581,000 in dividends on Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

In 2003, ARI purchased the following properties:

                                                          Purchase     Net Cash           Debt          Interest        Maturity
   Property             Location           Units            Price        Paid           Incurred          Rate            Date
--------------      -----------------   ------------    ------------  ------------   --------------   ------------    ------------
First Quarter
Apartments
Capital Hill/(1)/   Little Rock, AR     156 Units       $      1,904  $        615   $        1,289             --              --

Second Quarter
Apartments
Longwood            Long Beach, MS      200 Units              6,349           334            6,349          7.600%          04/12

--------------

(1)  Land purchased for apartment construction.

In February 1990, ARI sold the Bridgeview Plaza Shopping Center, located in LaCrosse, Wisconsin, providing purchase money financing of $5.0 million in the form of a wrap mortgage. In 1996, the first lienholder called a default under the ARI wrap note, and directed future payments be made directly to them. ARI began legal proceedings against the first lienholder. In December 1999, ARI sold the note to BCM at its carrying value of $489,000, retaining the right to receive any amounts collected by BCM in excess of the amount paid, plus accrued interest. In 2002, ARI prevailed in its litigation and ARI's lien on the property was restored. The borrower continued in default, and ARI foreclosed on the property in March 2003. The property was subsequently sold to TCI. See NOTE
8. "RELATED PARTY TRANSACTIONS."

In 2002, ARI purchased the following property:

                                                          Purchase     Net Cash           Debt          Interest        Maturity
   Property             Location        Sq.Ft./Acres        Price        Paid           Incurred          Rate            Date
--------------      -----------------   ------------    ------------  ------------   --------------   ------------    ------------
First Quarter
Shopping Center
Plaza on Bachman
 Creek/(1)/            Dallas, TX       80,278 Sq.Ft.   $      3,103  $         --   $           --             --              --

--------------

(1) Exchanged with TCI for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

In 2003, ARI sold the following properties:

                                                                             Net Cash
                                          Units/           Sales             Received/           Debt                Gain/(Loss)
   Property              Location        Acres/Rooms       Price              (Paid)          Discharged               on Sale
--------------      -----------------   ------------    ------------    ---------------   ------------------      ----------------
First Quarter
Apartments
Bay Anchor          Panama City, FL      12 Units       $        369    $            36   $              255      $            143
Georgetown          Panama City, FL      44 Units              1,175                323                  789/(3)/               72
Northside Villas    Tallahassee, FL      81 Units              5,575              1,806                2,784                   915
Rolling Hills       Tallahassee, FL     134 Units              5,061              1,361                2,785                 1,182
Seville             Tallahassee, FL      62 Units              2,795                405                1,955                   489

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                                                             Net Cash
                                           Units/          Sales             Received/           Debt                Gain/(Loss>
   Property              Location        Acres/Rooms       Price              (Paid)          Discharged               on Sale
--------------      -----------------   ------------    ------------    ---------------   ------------------      ----------------
First Quarter - Continued
Shopping Centers
Bridgeview Plaza    LaCrosse, WI        116,008 Sq.Ft.  $      8,700    $            --   $               --      $      8,700 /(1)/
Cullman             Cullman, AL          92,466 Sq.Ft.         2,000                 --                2,650 /(3)/       1,118 /(1)/

Office Building
4135 Beltline Road  Addison, TX          90,000 Sq.Ft.         4,358                 --                2,858/(3)/          178 /(2)/

Land
Katrina             Palm Desert, CA        89.3 Acres          8,550               (410)               2,840               (40)
Nashville           Nashville, TN           8.8 Acres            235                (11)                 217               114

Hotels
Grand Hotel Sofia   Sofia, Bulgaria         136 Rooms         24,750              6,258                4,209               212/(4)/

--------------

(1) Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.
(2) Sold to Tacco Office Investors, Inc., a related party. Gain deferred until sale to unrelated party.
(3) Debt assumed by purchaser.
(4) Includes recognition of $3.1 million of accumulated foreign currency translation gains.

In 2002, ARI sold the following properties:

                                                                            Net Cash
                                             Units/          Sales          Received/             Debt                Gain/(Loss>
   Property              Location         Acres/Sq.Ft.       Price           (Paid)            Discharged               on Sale
--------------      -----------------     ------------    -----------    ---------------   ------------------      ----------------
First Quarter
Apartments
Mallard Lake/(1)/       Greensboro, NC       336 Units    $    14,400    $            --   $          7,362        $             --
Villas                  Plano, TX            208 Units          8,525              3,701              4,023                   5,615

Land
Katrina                 Palm Desert, CA      2.1 Acres    $     1,323    $           (40)  $          1,237        $            978
Lakeshore Villas/(2)/   Harris County, TX   16.9 Acres          1,499                215                 --                      --
Rasor/(2)/              Plano, TX           24.5 Acres          1,211                174                 --                      --
Thompson II             Dallas County, TX     .2 Acres             21                 20                 --                     (11)
Vista Ridge             Lewisville, TX      10.0 Acres          1,525                130              1,220                     401

Shopping Center
Oaktree Village/(2)/    Lubbock, TX       45,623 Sq.Ft.         2,302                131              1,389 /(3)/                --

--------------

(1) Exchanged for Governor's Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2) Exchanged with TCI for the Plaza on Bachman Creek Shopping Center.
(3) Debt assumed by purchaser.

In February 2003, the lender on one of ARI's hotel properties located in Virginia notified ARI that the loan on the property was in default, due to ARI's failure to make timely debt service payments. The balance owed on the loan is $11.6 million. In April 2003, the lender and ARI agreed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

to terms to cure the default and extend the maturity date of the loan. In May 2003, ARI failed to satisfy the conditions in the lender's Loan Modification Offer (the "Offer"), and the Offer was revoked. The lender has notified ARI that they intend to pursue all remedies available.

In May 2003, the lender on one of ARI's commercial properties located in Texas notified ARI that the loan on the property was in default, due to ARI's failure to make timely debt service payments. The balance owed on the loan is $6.5 million.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                        Net Cash
                                                            Debt          Debt          Received/       Interest        Maturity
   Property             Location        Acres/Sq.Ft.      Incurred     Discharged        (Paid)           Rate            Date
--------------      -----------------   ------------    ------------  ------------   --------------   ------------    ------------
First Quarter
Land
Elm Fork           Denton County, TX       101.0 Acres  $      5,000  $      1,551   $        2,885   10.750%            03/04
Nashville          Nashville, TN           113.8 Acres         6,059           807            4,725   14.000             03/04
Vineyards II       Tarrant County, TX       18.6 Acres         3,280         3,750             (583)   6.750 /(1)/       02/06

Second Quarter
Shopping Centers
Bridgeview         LaCrosse, WI         116,008 Sq.Ft.         6,500            --            6,152    6.250 /(1)/       04/05
Cullman            Cullman, AL           92,433 Sq.Ft.         1,700         2,650           (1,048)   6.250 /(1)/       04/05

Land
Nashville          Nashville, TN          113.8 Acres   $        941  $         --   $          737   14.000%            03/04

--------------

(1) Variable interest rate.

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

                                                                                        Net Cash
                                                            Debt          Debt          Received/       Interest        Maturity
   Property             Location        Acres/Sq.Ft.      Incurred     Discharged        (Paid)           Rate            Date
--------------      -----------------   ------------    ------------  ------------   --------------   ------------    ------------
First Quarter
Land
Walker               Dallas County, TX    90.6 Acres    $      8,500  $      8,500   $       (1,411)  11.250% /(1)/      01/03

Shopping Center
Plaza on Bachman
 Creek               Dallas, TX         80,278 Sq.Ft.          5,000            --            4,444    6.625  /(1)/      04/04

Related Party Transactions. In each of the following transactions, a related party has purchased an entity, which owns the listed property asset, from ARI. ARI has guaranteed that the asset will produce at least a 12% return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay the purchaser any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, the purchaser may require ARI to repurchase the entity for the purchase price. Management has classified these related party transactions as notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

                                                            Debt          Debt          Net Cash        Interest        Maturity
   Property             Location           Sq.Ft.         Incurred     Discharged       Received          Rate            Date
--------------      -----------------   ------------    ------------  ------------   --------------   ------------    ------------
First Quarter
Office Building
Rosedale Towers     Minneapolis, MN     84,798 Sq.Ft.   $      5,109  $         --   $        5,109         12.000%   01/05 /(2)/
Two Hickory Centre  Farmers Branch, TX  96,127 Sq.Ft.          4,448            --            4,448         12.000    01/05 /(3)/

--------------

(1)  Variable interest rate.

(2) IORI purchased 100% of the outstanding common shares of Rosedale Corporation ("Rosedale"), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. After the property was sold to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. Beginning March 31, 2003, IORI is consolidated with ARI.

(3) TCI purchased 100% of the common shares of ART Two Hickory Corporation ("Two Hickory"), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment. Beginning March 31, 2003, TCI is consolidated with ARI.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI's marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI's trading portfolio and bear interest rates ranging from 5.25% to 24.0%. Margin borrowing totaled $8.3 million at March 31, 2003.

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

Related Party Transactions

In March 2003, ARI sold the Bridgeview Plaza and Cullman shopping centers to TCI for $10.7 million to satisfy debt. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping centers.

In April 2003, ARI paid $2.0 million in principal and accrued interest to IORI, in partial payment of a note payable on the Rosedale Tower Office Building. See
NOTE 6. "NOTES PAYABLE."

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the three months ended March 31, 2003, ARI reported net income of $7.2 million, compared to a net loss of $8.9 million for the three months ended March 31, 2002. The primary factors contributing to ARI's net income are discussed in the following paragraphs.

Rents of $22.3 million in the three months ended March 31, 2003 approximated the $21.8 million in 2002. Rents from commercial properties of $8.1 million for the three months ended March 31, 2003 approximated the $8.2 million in 2002, rent from hotels of $6.1 million in the three months ended March 31, 2003, approximated the $6.4 million in 2002 and rents from apartments increased to $8.0 million in the three months ended March 31, 2003, from $6.9 million in 2002. The increase in apartment rents was primarily attributable to the acquisition of two apartments and the completion of construction of one apartment in 2002.

Property operations expense of $16.6 million in the three months ended March 31, 2003 approximated the $16.2 million in 2002. Property

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

operations expense for commercial properties of $4.5 million in the three months ended March 31, 2003 approximated the $4.3 million in 2002. For hotels, property operations expense of $5.5 million in the three months ended March 31, 2003 approximated the $5.3 million in 2002. For land, property operations expense decreased to $1.6 million in the three months ended March 31, 2003 from $2.4 million in 2002. For apartments, property operations expense increased to $5.0 million in the three months ended March 31, 2003, from $4.2 million in 2002. The decrease in land operations expense was primarily attributable to decreased real estate taxes as a result of land sales in 2002. The increase in apartment operations expense was primarily attributable to the acquisition of two apartments and the completion of construction of one apartment in 2002.

Pizza parlor sales and cost of sales increased to $7.9 million and $6.4 million, respectively, in the three months ended March 31, 2003 from $7.4 million and $5.8 million in 2002. The increase was primarily attributable to a 4.4% increase in same-store sales volume.

Interest income from notes receivable increased to $2.2 million in the three months ended March 31, 2003 from $612,000 in 2002, due to the addition of $67.5 million of mortgage notes receivable in 2002.

Equity in loss of investees decreased to $(4.3) million in the three months ended March 31, 2003 from $(4.0) million in 2002. ARI began consolidation of TCI's and IORI's operations effective after March 31, 2003.

Loss on sale of investments in equity investees was $531,000 for the three months ended March 31, 2002. See NOTE 4. "INVESTMENTS IN EQUITY INVESTEES."

Interest expense decreased to $11.2 million in the three months ended March 31, 2003 from $15.3 million in 2002. The decrease was primarily attributable to reduced balances payable on stock loans and land mortgages and a reduction in borrowing cost amortization.

Depreciation and amortization expense of $2.5 million in the three months ended March 31, 2003 approximated the $2.3 million in 2002.

General and administrative expenses of $3.3 million in the three months ended March 31, 2003 approximated the $3.3 million in 2002.

Advisory fees of $2.0 million in the three months ended March 31, 2003 approximated the $1.7 million in 2002.

Net income fee to affiliate was $452,000 in the three months ended March 31, 2003. The net income fee payable to ARI's advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Incentive fee to affiliate was $261,000 in the three months ended March 31, 2003. The incentive fee is due only if ARI is also subject to the net income fee. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2003 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

Minority interest decreased to $550,000 in the three months ended March 31, 2003 from $787,000 in 2002. The decrease is attributable to the repurchase of partnership units by ARI in 2002.

Net income from discontinued operations decreased to $4.1 million in 2003 from $8.9 million in 2002. The net income relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002 and eight properties that ARI sold in 2003. The following table summarizes revenue and expense information for the properties sold.

                                                                                            For the Three Months
                                                                                                Ended March 31,
                                                                                          ------------------------
Revenue                                                                                     2003             2002
                                                                                          -------          -------
   Rental ............................................................................    $ 2,839          $ 7,552
   Property operations ...............................................................      1,441            3,677
                                                                                          -------          -------
                                                                                            1,398            3,875
Expenses
   Interest ..........................................................................        215            3,465
   Depreciation ......................................................................         65            1,258
                                                                                          -------          -------
                                                                                              280            4,723

Net income (loss) from discontinued operations .......................................      1,118             (848)

   Gain on sale of real estate .......................................................      3,013            5,615
   Equity in gain on sale of real estate by equity investees .........................         --            4,131
                                                                                          -------          -------
Net income from discontinued operations ..............................................    $ 4,131          $ 8,898
                                                                                          =======          =======

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income after the use of NOL carryforwards or provision for income taxes in the three months ended March 31, 2003 or 2002.

At March 31, 2003, ARI had a net deferred tax asset of $116.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2003, ARI's exposure to a change in interest rates on its debt is as follows:

                                                                              Weighted          Effect of 1%
                                                                               Average          Increase In
                                                               Balance      Interest Rate        Base Rates
                                                               -------      -------------        ----------
Notes payable:
   Variable rate ..........................................   $ 33,298         10.606%            $ 3,330
                                                              ========                            =======
Total decrease in ARI's annual
   net income .............................................                                       $ 3,330
                                                                                                  =======

Per share .................................................                                       $   .29
                                                                                                  =======

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 Exhibit
 Number                               Description
 -------                              -----------

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)  Reports on Form 8-K as follows:

     A Current Report on Form 8-K, dated March 18, 2003, was filed with respect to Item 5. "Other Events," which reports the completion of a cash tender offer to purchase any and all issued and outstanding common stock of IORI and TCI.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMERICAN REALTY INVESTORS, INC.




Date:    May 20, 2003                  By:  /s/ Ronald E. Kimbrough
     --------------------                  -------------------------------------
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

Date:     May 20, 2003                           /s/ Ronald E. Kimbrough
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

                         AMERICAN REALTY INVESTORS, INC.

                                   EXHIBITS TO

                          QUARTERLY REPORT ON FORM 10-Q

                      For the Quarter ended March 31, 2003

 Exhibit                                                                  Page
  Number                            Description                          Number
  ------                            -----------                          ------
   99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted     38
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.