Form 10-Q
period 2003-06-30
AMERICAN REALTY INVESTORS INC
filed 2003-08-19
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

Commission File Number 1-15663

AMERICAN REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2847135
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)

(469) 522-4200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.     No  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,628,155
(Class)	(Outstanding at July 31, 2003)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but, in the opinion of the management of American Realty Investors, Inc. (“ARI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated financial position and consolidated cash flows at the dates and for the periods indicated, have been included.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003		December 31, 2002
Assets	(dollars in thousands, except per share)
Real estate held for investment	$1,065,063		$378,080
Less—accumulated depreciation	<177,008	>	<96,036	>

	888,055		282,044

Real estate held for sale	215,431		181,713
Notes and interest receivable
Performing ($30,230 in 2003 and $34,442 in 2002 from affiliates)	69,183		77,354
Nonperforming ($6,872 in 2003 and $6,838 in 2002 from affiliates)	7,937		7,856

	77,120		85,210

Less—allowance for estimated losses	<4,833	>	<3,077	>

	72,287		82,133

Pizza parlor equipment	13,734		12,557
Less—accumulated depreciation	<5,136	>	<4,562	>

	8,598		7,995

Marketable equity securities, at market value	5,081		209
Cash and cash equivalents	4,949		8,432
Investments in equity investees	4,721		80,990
Goodwill, net of accumulated amortization ($1,763 in 2003 and 2002)	11,858		13,784
Other intangibles, net of accumulated amortization ($798 in 2003 and $773 in 2002)	1,553		1,744
Other assets	74,554		50,001

	$1,287,087		$709,045

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	June 30, 2003		December 31, 2002
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($183 in 2003 and $15,600 in 2002 to affiliates)	$873,181		$349,740
Liabilities related to assets held for sale	179,724		125,693
Margin borrowings	5,900		8,558
Accounts payable and other liabilities ($25,358 in 2003 and $41,085 in 2002 to affiliates)	107,295		127,872

	1,166,100		611,863

Minority interest	57,119		19,940

Commitments and contingencies

Stockholders’ equity
Preferred Stock
$.01 par value
TCI Series A, authorized 6,000 shares; issued and outstanding 5,829 shares in 2003 (liquidation preference $583)	—		—
TCI Series C, authorized, issued and outstanding 30,000 shares in 2003 (liquidation preference $3,000)	—		—
$2.00 par value, authorized 50,000,000 shares, issued and outstanding
ARI Series A, 3,226,858 shares in 2003 and 2002 (liquidation preference $32,269), including 900,000 shares in 2003 and 2002 held by subsidiaries	4,654		4,654
ARI Series E, 50,000 shares in 2003 and 2002 (liquidation preference $5,000)	100		100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,375,127 shares in 2003 and 2002	114		114
Paid-in capital	92,833		93,954
Treasury stock, at cost, 746,972 shares in 2003	<9,924	>	—
Accumulated deficit	<23,909	>	<24,784	>
Accumulated other comprehensive income	—		3,204

	63,868		77,242

	$1,287,087		$709,045

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2003			2002			2003			2002
Property revenue	(dollars in thousands, except per share)
Rents		$51,332			$19,812			$72,413			$39,283
Property operations expenses		34,409			15,440			49,648			30,149

Operating income		16,923			4,372			22,765			9,134
Land operations
Sales		3,318			32,108			12,103			37,688
Cost of sales		2,359			19,031			11,070			23,242
Deferred current gain		—			11,913			—			11,913
Recognition of previously deferred gains		—			—			19,897			830

Gain on land sales		959			1,164			20,930			3,363
Pizza parlor operations
Sales		8,070			8,454			15,937			15,822
Cost of sales		6,358			6,512			12,765			12,293

Gross margin		1,712			1,942			3,172			3,529

Income from operations		19,594			7,478			46,867			16,026

Other income
Interest income		3,406			785			5,636			1,397
Equity in income <loss> of investees		264			<5,221	>		<4,075	>		<9,233	>
Loss on sale of investments in equity investees		—			—			—			<531	>
Other		244			142			252			326

		3,914			<4,294	>		1,813			<8,041	>
Other expenses
Interest		21,446			14,133			31,793			28,559
Depreciation and amortization		7,638			2,345			9,789			4,340
Discount on sale of notes receivable		—			—			1,558			—
General and administrative		7,386			3,169			10,694			6,481
Advisory fee to affiliate		2,700			1,516			4,728			3,252
Net income fee to affiliate		<452	>		—			—			—
Incentive fee to affiliate		<261	>		—			—			—
Writedown of assets held for sale		2,352			—			2,352			—
Minority interest		720			773			1,270			1,560

		41,529			21,936			62,184			44,192

Net loss from continuing operations		<18,021	>		<18,752	>		<13,504	>		<36,207	>

Discontinued operations:
Loss from operations		<1,101	>		<2,185	>		<1,440	>		<3,413	>
Gain on sale of real estate		12,806			2,150			15,819			7,765
Equity in gain on sale of real estate by equity investees		—			4,149			—			8,280

Net income from discontinued operations		11,705			4,114			14,379			12,632

Net income <loss>		<6,316	>		<14,638	>		875			<23,575	>
Preferred dividend requirement		<633	>		<589	>		<1,221	>		<1,200	>

Net loss applicable to Common shares	$	<6,949	>	$	<15,227>		$	<346	>	$	<24,775	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2003			2002			2003			2002
Basic loss per share
Net loss from continuing operations	$	<1.75	>	$	<1.70	>	$	<1.34	>	$	<3.29	>
Discontinued operations		1.10			.36			1.31			1.11

Net loss applicable to Common shares	$	<.65	>	$	<1.34	>	$	<.03	>	$	<2.18	>

Diluted loss per share
Net loss from continuing operations	$	<1.75	>	$	<1.70	>	$	<1.34	>	$	<3.29	>
Discontinued operations		1.10			.36			1.31			1.11

Net loss applicable to Common shares	$	<.65	>	$	<1.34	>	$	<.03	>	$	<2.18	>

Weighted average Common shares used in computing loss per share
Basic		10,628,155			11,375,127			10,945,928			11,375,127
Diluted		10,628,155			11,375,127			10,945,928			11,375,127

Convertible Preferred Stock (2,326,858 shares) and options to purchase 108,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003, because the effect of their inclusion would be antidilutive.

Convertible Preferred Stock (2,326,858 shares) and options to purchase 186,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003

	TCI Series A Preferred Stock	TCI Series C Preferred Stock	ARI Series A Preferred Stock	ARI Series E Preferred Stock	Common Stock	Paid-in Capital		Treasury Stock			Accumulated Deficit			Accumulated Other Comprehensive Income/<Loss>		Stockholders’ Equity
(dollars in thousands, except per share)
Balance, January 1, 2003	$—	$—	$4,654	$100	$114	$93,954			$—		$	<24,784>		$3,204		$77,242
Comprehensive income
Foreign currency translation gain	—	—	—	—	—	—			—			—		<87	>	<87	>
Sale of foreign operations	—	—	—	—	—	—			—			—		<3,117	>	<3,117	>
Net income	—	—	—	—	—	—			—			875		—		875

																<2,329	>
Common shares held by acquired company	—	—	—	—	—	—			<9,924	>		—		—		<9,924	>
Exchange of investments with affiliates	—	—	—	—	—	100			—			—		—		100
Preferred dividends
ARI Series A Preferred Stock ($.25 per share)	—	—	—	—	—	<1,161	>		—			—		—		<1,161	>
ARI Series E Preferred Stock ($.15 per share)	—	—	—	—	—	<15	>		—			—		—		<15	>
TCI Series A Preferred Stock ($1.25 per share)	—	—	—	—	—	<7	>		—			—		—		<7	>
TCI Series C Preferred Stock ($1.25 per share)	—	—	—	—	—	<38	>		—			—		—		<38	>

Balance, June 30, 2003	$—	$—	$4,654	$100	$114	$92,833		$	<9,924	>	$	<23,909	>	$—		$63,868

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2003		2002
Cash Flows From Operating Activities	(dollars in thousands)
Net income <loss>	$875		$	<23,575>
Reconciliation of net income <loss> to net cash used in operating activities
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	10,725			8,087
Gain on sale of real estate	<36,749	>		<11,128	>
Equity in loss of investees	4,075			953
Distributions to minority interest holders	—			38
Loss on sale of investments in equity investees	—			531
Provision for loss	2,352			—
Gain on foreign currency transaction	<31	>		—
Increase in accrued interest receivable	<4,679	>		<431	>
Decrease in other assets	2,526			1,530
Increase in accrued interest payable	909			1,108
Increase in accounts payable and other liabilities	2,217			1,689

Net cash used in operating activities	<17,780	>		<21,198	>

Cash Flows From Investing Activities
Collections on notes receivable	11,479			5,346
Proceeds from sale of notes receivable	26,346			—
Pizza parlor equipment purchased	<1,286	>		<1,239	>
Proceeds from sale of real estate	54,673			34,645
Notes receivable funded	<165	>		<1,920	>
Earnest money/escrow deposits	<1,427	>		1,236
Investment in real estate entities, net of cash acquired	<22,593	>		71
Acquisition of real estate	<10,561	>		<1,359	>
Distributions to equity investees	<548	>		<6,676	>
Payments under interest rate swap contract	<31	>		—
Real estate improvements	<23,105	>		<2,568	>

Net cash provided by investing activities	32,782			27,536
Cash Flows from Financing Activities
Proceeds from notes payable	77,056			75,613
Payments on notes payable	<97,528	>		<65,035	>
Deferred borrowing costs	<3,851	>		<4,125	>
Net <payments to>/advances from affiliates	9,422			<7,612	>
Margin borrowings, net	<2,408	>		<2,050	>
Preferred dividends paid	<1,176	>		<1,185	>
Common dividends paid	—			<22	>

Net cash used in financing activities	<18,485	>		<4,416	>

Net <decrease> increase in cash and cash equivalents	<3,483	>		1,922

Cash and cash equivalents, beginning of period	8,432			709

Cash and cash equivalents, end of period	$4,949			$2,631

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$40,902	$30,329

Schedule of noncash investing and financing
Notes payable assumed by buyer on sale of real estate	$15,394	$56,495
Notes receivable from sale of real estate	21,191	—
Disposal of property to satisfy debt	6,000	24,886
Cancellation of Series F Preferred Stock	—	3,969
Note receivable from sale of leasehold interests	—	1,300
Acquisition of property to satisfy debt	1,059	16,268
Assumed debt of seller on purchase of real estate	6,349	9,644
Exchange of interest in note receivable for stock	5,764	—
Note receivable from exchange of stock with affiliate	526	—
Funds collected by affiliate for property financing	1,500	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2002 have been reclassified to conform to the 2003 presentation.

Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

On November 15, 2002, ARI, through wholly-owned subsidiaries, commenced a tender offer for the common shares of Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IORI”) not already owned by ARI. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock of non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), a related party and the contractual advisor to ARI until June 30, 2003, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At June 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1. BASIS OF PRESENTATION (Continued)

The following pro forma information reflects the results of operations for ARI as though the consolidation of TCI’s operations had begun on January 1 of each year presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2002			2003			2002
Revenue, as reported		$60,374			$100,453			$92,793
Revenue, pro forma		55,435			127,853			109,119

Net income <loss>, as reported		<14,638	>		875			<23,575	>
Net loss, pro forma		<14,758	>		<90	>		<21,720	>

Earnings per share:
Basic, as reported	$	<1.34	>	$	<.03	>	$	<2.18	>
Basic, pro forma	$	<1.50	>	$	<.12	>	$	<2.33	>

Diluted, as reported	$	<1.34	>	$	<.03	>	$	<2.18	>
Diluted, pro forma	$	<1.50	>	$	<.12	>	$	<.2.33	>

On June 30, 2003, ARI sold its 74.31% interest in Realty Advisors Korea, Ltd. (“RAK”) to Realty Advisors, Inc. (“Realty Advisors”), a related party. The sales price was $6.0 million. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 74.31% interest in RAK in 2002. The $6.0 million sales price reduced ARI’s affiliate debt. The $600,000 interest was received in cash in August 2003. ARI ceased consolidation of RAK’s accounts and operations effective June 30, 2003.

Effective July 1, 2003, Prime Asset Management, Inc., (“Prime”) became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips.

In July 2003, ARI sold its interest in Milano Restaurants International Corporation (“MRI”) to Gruppa Florentina, LLC (“Gruppa”), for $27.4 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $13.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction.

Recent accounting pronouncements. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities, as defined. FIN 46 is

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 1. BASIS OF PRESENTATION (Continued)

applicable to financial statements to be issued by ARI after 2003; however, disclosures are required currently if ARI expects to consolidate any variable interest entities. ARI does not currently believe that any entities will be consolidated as a result of FIN 46.

Stock-based employee compensation. Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations are utilized by management in accounting for the option plans. All share options issued have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

	Three Months Ended June 30,						Six Months Ended June 30,
	2003			2002			2003			2002
	(dollars in thousands, except per share amounts)
Net income <loss>, as reported	$	<6,316	>	$	<14,638	>		$875		$	<23,575	>
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects		—			—			19			18

Pro forma net income <loss>	$	<6,316	>	$	<14,638	>		$856		$	<23,593>

Loss per share:
Basic, as reported	$	<.65	>	$	<1.34	>	$	<.03	>	$	<2.18	>
Basic, pro forma	$	<.65	>	$	<1.34	>	$	<.03	>	$	<2.18	>

Diluted, as reported	$	<.65	>	$	<1.34	>	$	<.03	>	$	<2.18	>
Diluted, pro forma	$	<.65	>	$	<1.34	>	$	<.03	>	$	<2.18	>

NOTE 2. REAL ESTATE

In 2003, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Capital Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289		—	—

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554		—	—
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.600%	04/12

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.500	05/05

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2. REAL ESTATE (Continued)

(1)	Land purchased for apartment construction.
(2)	Assumed debt of seller.

In February 1990, ARI sold the Bridgeview Plaza Shopping Center, located in LaCrosse, Wisconsin, providing purchase money financing of $5.0 million in the form of a wrap mortgage. In 1996, the first lienholder called a default under the ARI wrap note, and directed future payments be made directly to them. ARI began legal proceedings against the first lienholder. In December 1999, ARI sold the note to BCM at its carrying value of $489,000, retaining the right to receive any amounts collected by BCM in excess of the amount paid, plus accrued interest. In 2002, ARI prevailed in its litigation and ARI’s lien on the property was restored. The borrower continued in default, and ARI foreclosed on the property in March 2003. The property was subsequently sold to TCI. See NOTE 8. “RELATED PARTY TRANSACTIONS.”

In 2002, ARI purchased the following property:

Property	Location	Sq.Ft./ Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Shopping Center
Plaza on Bachman Creek(1)	Dallas, TX	80,278 Sq.Ft.	$3,103	$—	$—		—	—

Second Quarter
Apartments
Pinecrest(2)	North Augusta, SC	120 Units	2,986	—	1,423	(3)	8.75%	03/03
Tiberon Trails(2)	Merrillville, IN	376 Units	12,000	—	6,417	(3)	9.00	07/06

Shopping Center
Alta Mesa(2)	Ft. Worth, TX	59,933 Sq.Ft.	4,000	—	1,804	(3)	10.43	10/04

Land
Pioneer Crossing	Austin, TX	79.4 Acres	1,165	1,213	—		—	—
Willow Springs	Beaumont, CA	20.7 Acres	140	146	—		—	—

(1)	Exchanged with TCI for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(2)	Property received from BCM for forgiveness of debt.
(3)	Assumed debt of seller.

In 2003, ARI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
First Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—	$291		$143
Georgetown	Panama City, FL	44 Units	1,175	323	789	(3)	72
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806	2,784		915
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361	2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—	2,360		489

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2. REAL ESTATE (Continued)

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
First Quarter—Continued
Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq.Ft.	$8,700	$—		$—		$8,700	(1)
Cullman	Cullman, AL	92,466 Sq.Ft.	2,000	—		2,650	(3)	1,118	(1)

Office Building
4135 Beltline Road	Addison, TX	90,000 Sq.Ft.	4,358	—		2,858	(3)	178	(2)

Land
Katrina	Palm Desert, CA	89.3 Acres	8,550	<410	>	2,840		<40	>
Nashville	Nashville, TN	8.8 Acres	235	<11	>	217		114

Hotel
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258		4,209	(3)	<88	>(4)

Second Quarter
Apartments
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976		1,025
Lake Chateau	Thomasville, GA	98 Units	1,600	460		1,033		147
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		<304	>
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		1,140

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,805
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		5,579

Land
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(5)	—		<149	>
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Solco-Valley Ranch	Farmers Branch, TX	6.1 Acres	1,999	<90	> (7)	—		529

Hotel
Clarion KC Airport (6)	Kansas City, MO	196 Rooms	5,312	—		4,888	(3)	<101	>

Third Quarter
Apartments
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208		1,149
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,683
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,490

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,647		5,944		2,747
Encino Executive Plaza	Encino, CA	177,211 Sq.Ft.	37,040	1,946		33,145	(3)	<2	>

Shopping Center
Sheboygan	Sheboygan, WI	74,532 Sq.Ft.	1,225	669		569		181

Land
Vista Ridge	Lewisville, TX	14.5 Acres	2,250	713		1,343		622

(1)	Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2. REAL ESTATE (Continued)

(2)	Sold to Tacco Office Investors, Inc., a related party. Gain deferred until sale to unrelated party.
(3)	Debt assumed by purchaser.
(4)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.
(5)	Cash of $210,000 was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold to One Realco Hotel Investors, Inc., a related party.
(7)	Cash of $2.0 million was received by BCM and applied to ARI’s affiliate debt.

In 2002, ARI sold the following properties:

Property	Location	Units/ Acres/Sq.Ft.	Sales Price	Net Cash Received/ <Paid>		Debt Discharged		Gain/<Loss> on Sale
First Quarter
Apartments
Mallard Lake(1)	Greensboro, NC	336 Units	$14,400	$—		$7,362		$—
Villas	Plano, TX	208 Units	8,525	3,701		4,023		5,615

Land
Katrina	Palm Desert, CA	2.1 Acres	1,323	<40	>	1,237		978
Lakeshore Villas(2)	Harris County, TX	16.9 Acres	1,499	215		—		—
Rasor(2)	Plano, TX	24.5 Acres	1,211	174		—		—
Thompson II	Dallas County, TX	.2 Acres	21	20		—		<11	>
Vista Ridge	Lewisville, TX	10.0 Acres	1,525	130		1,220		401

Shopping Center
Oaktree Village(2)	Lubbock, TX	45,623 Sq.Ft.	2,302	131		1,389	(3)	—

Second Quarter
Apartments
Oak Hill	Tallahassee, FL	92 Units	3,200	156	(4)	2,550		285
Regency	Tampa, FL	78 Units	3,200	851		1,710		541
Stonebridge	Florissant, MO	100 Units	4,340	1,142		2,893		3,081

Office Building
Centura	Dallas, TX	410,901 Sq.Ft.	50,000	—		43,739	(3)	5,762	(5)

Land
Hollywood Casino	Farmers Branch, TX	42.8 Acres	16,987	—		6,222	(3)	7,520	(5)
Marine Creek	Ft. Worth, TX	54.2 Acres	3,700	—		1,500	(3)	1,334	(5)
Mason Goodrich	Houston, TX	7.9 Acres	672	46		554		268
Mason Goodrich	Houston, TX	10.3 Acres	1,444	93		1,225		895
Mason Goodrich	Houston, TX	18.0 Acres	2,790	—		2,690	(3)	1,982	(5)
Monterrey	Riverside, CA	61.0 Acres	4,625	—		—		61	(5)
Nashville	Nashville, TN	16.6 Acres	1,890	—		955	(3)	1,016	(5)

(1)	Exchanged for Governor’s Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2)	Exchanged with TCI for the Plaza on Bachman Creek Shopping Center.
(3)	Debt assumed by purchaser.
(4)	Represents dividends on and redemption of Innovo Preferred Stock. See NOTE 6. “NOTES PAYABLE.”

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2. REAL ESTATE (Continued)

(5)	Sold to TCI. Gain deferred until sale to unrelated party.

At June 30, 2003, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Breakwater Bay	Beaumont, TX	176 Units	$2,447	$8,053	$9,500
Capital Hill	Little Rock, AR	156 Units	2,991	7,588	9,500
DeSoto Ranch	DeSoto, TX	248 Units	15,872	1,276	16,273
Echo Valley	Dallas, TX	216 Units	9,966	4,253	12,719
Heather Creek	Mesquite, TX	200 Units	2,949	10,354	12,079
Kingsland Ranch	Houston, TX	398 Units	4,053	21,598	23,000
Sendero Ridge	San Antonio, TX	384 Units	25,534	3,127	24,420
Spyglass	Mansfield, TX	256 Units	15,242	2,761	16,017
Verandas at City View	Fort Worth, TX	314 Units	13,745	9,205	19,393
Vistas at Pinnacle Park	Dallas, TX	322 Units	2,788	18,025	19,149

In the second quarter of 2003, ARI completed the 186 unit Blue Lake Villas in Waxahachie, Texas, the 284 unit Falcon Lakes in Arlington, Texas and the 180 unit River Oaks Apartments in Wiley, Texas.

NOTE 3. NOTES RECEIVABLE

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt paydown and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest will begin accruing after improvements to the site have been completed by ARI. ARI expects that the improvements will be completed by the end of 2003. The future costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map (the “Map”) is recorded. ARI expects that the Map will be recorded by the end of September 2003. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

In March 2003, ARI sold the Grand Hotel Sofia for $24.8 million, receiving $6.3 million in cash after paying closing costs and debt assumption and providing purchase money financing of $13.5 million. The loan was non-interest-bearing for 90 days, then bears interest at 9.0% per annum for the next 90 days and matures in September 2003. After the 90 day interest-free period, monthly interest payments are required. The purchaser has the right to extend the note at 9.0% per annum for an additional 90 days by providing notice of intent at least 15 days prior to maturity and paying a 1.5% extension fee on the unpaid principal balance.

In March 2003, ARI sold the 90,000 sq. ft., 4135 Beltline Office Building in Addison, Texas, for $4.4 million and provided $1.5 million

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3. NOTES RECEIVABLE (Continued)

of the purchase price as seller financing. The note bears interest at a fixed rate of 12% per annum, requires quarterly interest only payments and matures in March 2004.

In May 2003, ARI sold the Clarion Kansas City Airport Hotel to One Realco Hotel Investors, Inc., a related party, for $5.3 million. No cash was received or paid by ARI, after debt assumption and providing purchase money financing of $400,000. The loan bears interest at 12.0% per annum, matures in May 2004 and requires quarterly interest payments beginning in June 2003.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bears interest at a fixed rate of 5% per annum and requires all interest and principal be paid at maturity in December 2003.

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

In December 2002, ARI sold its Willow Springs land parcel for $9.8 million, paying $1.3 million after payment of closing costs and debt paydown and providing purchase money financing of $7.8 million. The loan bore interest at 8.0% per annum, matured in December 2005 and required periodic interest payments beginning in June 2003. In March 2003, the loan was sold to an unrelated party for $7.5 million plus accrued and unpaid interest. The buyer of the loan has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $4.9 million upon completion of the sale of the note.

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the loan was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the loan has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0% per

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3. NOTES RECEIVABLE (Continued)

annum and matured on March 31, 2003. All principal and interest were due at maturity. At August 2003, negotiations are underway to modify and extend the terms of the loan.

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

In July 2001, ARI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant Country, Texas. As of April 2003, ARI had funded $2.9 million of the line of credit and it was classified as nonperforming. In May 2003, ARI received a $433,000 principal paydown. Also during May 2003, ARI received 14.373 acres of unimproved land in Tarrant County, Texas, valued at $1.1 million, as a principal paydown. As of July 2003, the loan has been paid in full.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer’s general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. At August 2003, negotiations are underway to modify the terms of the loan.

Related Party. On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000. The loan bears interest at 2% over the prime rate, currently 6.00% per annum, matures in June 2004 and requires monthly interest payments beginning in June 2003 and quarterly principal payments beginning in September 2003.

In July 2003, ARI sold its interest in MRI to Gruppa for $27.4 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 1. “BASIS OF PRESENTATION”). The loan bears interest at 10.0% per annum, matures in August 2013 and requires monthly payments of principal and interest beginning in September 2003. ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. Due to debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3. NOTES RECEIVABLE (Continued)

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco, a wholly-owned subsidiary of which owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION”). All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in the day-to-day operations or management of One Realco.

In December 2000, an unsecured loan with a remaining principal balance of $1.9 million to Warwick of Summit, Inc. (“Warwick”) matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In April 2003, $175,000 of interest was received. At August 2003, the loan, and $124,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

In December 2000, a loan with a remaining principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. (“Bordeaux”), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, is secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI. At August 2003, the loan, and $803,000 of accrued interest, remained unpaid. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001.

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 3. NOTES RECEIVABLE (Continued)

profits interest in subsequent land sales. At August 2003, the loan, and $1.2 million of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

Real estate entities. Before 2003 ARI’s investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI’s advisor until June 30, 2003, served as advisor to IORI and TCI until June 30, 2003.

Through March 31, 2003, ARI accounted for its investment in IORI and TCI and the joint venture partnerships using the equity method. ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. See NOTE 1. “BASIS OF PRESENTATION.” The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At June 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

Effective July 1, 2003, Prime became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips.

ARI’s investment in real estate entities, accounted for using the equity method, at June 30, 2003 was as follows:

Investee	Percentage of ARI’s Ownership at June 30, 2003	Carrying Value of Investment at June 30, 2003	Equivalent Investee Book Value at June 30, 2003	Market Value of Investment at June 30, 2003
IORI	18.4%	$4,029	$9,012	$5,065
Other		692

		$4,721

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 4. INVESTMENTS IN EQUITY INVESTEES (Continued)

Set forth below are summarized results of operations of TCI and IORI for the three months ended March 31, 2003, prior to their consolidation by ARI:

Revenues		$31,321
Property operating expenses		23,746
Depreciation		5,460
Interest		11,528

Loss from continuing operations		<9,413	>
Loss from discontinued operations		<459	>
Equity in investees’ gain from sale of real estate		1,509

Net loss	$	<8,363	>

Set forth below are summarized results of operations of IORI for the month of June 2003, following ARI’s exchange of its IORI shares:

Revenues	$2,743
Property operating expenses	993
Depreciation	172
Interest	334

Net income	$1,244

ARI’s share of equity investees’ loss before gains on the sale of discontinued operations was $4.1 million for the six months ended June 30, 2003. ARI had no share of equity investees’ gains on sale of real estate for the six months ended June 30, 2003.

ARI’s cash flow from IORI is dependent on the ability of IORI to make distributions. In the fourth quarter of 2000, IORI suspended distributions.

ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd., a subsidiary of ARI, owned an interest, sold Villas Continental Apartments. ARI initially received $1.0 million in cash from the sale. In the six months ended June 30, 2002, ARI recognized a $531,000 loss on the sale, which is included in loss on sale of investments in equity investees in the Consolidated Statement of Operations. Subsequently, ARI received an additional $245,000 in sales proceeds, reducing the total loss to $286,000.

NOTE 5. MARKETABLE EQUITY SECURITIES—TRADING PORTFOLIO

Since 1994, ARI has been purchasing equity securities to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first six months of 2003, ARI purchased $1.6 million and sold $1.7 million of equity securities. At June 30, 2003, ARI recognized an unrealized increase in the market value

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 5. MARKETABLE EQUITY SECURITIES—TRADING PORTFOLIO (Continued)

of its trading portfolio securities of $10,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

NOTE 6. NOTES PAYABLE

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans is $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. At August 2003, negotiations with the lender to resolve this situation are ongoing.

In May 2003, the lender on one of ARI’s commercial properties located in Texas notified ARI that the loan on the property was in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loan is $6.5 million. In July 2003, the maturity date of the note was extended to December 2003.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>		Interest Rate		Maturity Date
First Quarter
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000		$1,551	$2,885		10.750%		03/04
Nashville	Nashville, TN	113.8 Acres	6,059		807	4,725		14.000		03/04
Vineyards II	Tarrant County, TX	18.6 Acres	3,280		3,750	<583	>	6.750	(1)	02/06

Apartments
Arlington Place	Pasadena, TX	230 Units	1,500		—	—	(2)	5.000		05/03	(3)

Second Quarter
Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq.Ft.	6,500		—	6,152		6.250	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700		2,650	1,048		6.250	(1)	04/05

Apartments
Plantation	Tulsa, OK	138 Units	2,320		1,924	173		5.600		06/29

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800		—	1,722		6.250	(1)	04/05

Land
Katrina	Palm Desert, CA	52.0 Acres	5,100		3,000	1,795		6.250	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(4)	450	1,494		7.500		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(4)	—	—		—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(4)	—	—		—		—

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6. NOTES PAYABLE (Continued)

Property	Location	Units/ Acres/Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>	Interest Rate		Maturity Date
Second Quarter—Continued
Land—Continued
Mason Goodrich	Houston, TX	84.0 Acres	$3,750		$757	$2,850	6.250	%(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(4)	—	—	—		—
Nashville	Nashville, TN	113.8 Acres	941		—	737	14.000		03/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(4)	—	—	—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(4)	—	—	—		—

Third Quarter
Apartments
Windsor Tower	Ocala, FL	64 Units	2,000		1,989	<104>	4.750		08/08

(1)	Variable interest rate.
(2)	Cash of $1,500 was received by BCM and applied to ARI’s affiliate debt.
(3)	Paid in July 2003.
(4)	Single note, with all properties as collateral.

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/Sq.Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>			Interest Rate		Maturity Date
First Quarter
Land
Walker	Dallas County, TX	90.6 Acres	$8,500		$8,500	$	<1,411	>	11.250	%(1)	01/03

Shopping Center
Plaza on Bachman Creek	Dallas, TX	80,278 Sq.Ft.	5,000		—		4,444		6.625	(1)	04/04

Second Quarter
Apartments
Lee Hills	Tallahassee, FL	16 Units	1,750	(2)	117		590		6.625	(1)	06/05
Valley Hi	Tallahassee, FL	54 Units	—	(2)	878		—		—		—
White Pines	Tallahassee, FL	85 Units	—	(2)	—		—		—		—

Office Buildings
Four Hickory Centre	Farmers Branch, TX	221,000 Sq.Ft.	12,500	(3)	—		3,399		13.000		05/03

Related Party Transactions. In each of the following transactions, except those footnoted as (6), a related party purchased an entity, which owns the listed property asset, from ARI. ARI guaranteed that the asset will produce at least a 12% return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay the purchaser any shortfall. In addition, if the asset fails to produce the 12% return for a calendar year, the purchaser may require ARI to repurchase the entity for the purchase price. Management has classified these related party transactions as notes payable.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6. NOTES PAYABLE (Continued)

Property	Location	Sq.Ft.	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate	Maturity Date
First Quarter
Office Building
Rosedale Towers	Minneapolis, MN	84,798 Sq.Ft.	$5,109	$—	$5,109	12.000%	01/05	(4)
Two Hickory Centre	Farmers Branch, TX	96,127 Sq.Ft.	4,448	—	4,448	12.000	01/05	(5)

Second Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	255	—	203	5.000	05/03	(6) (13)
Confederate Point	Jacksonville, FL	206 Units	1,929	—	—	12.000	04/05	(7)
Foxwood	Memphis, TN	220 Units	1,093	—	—	12.000	04/05	(8)
Governor Square	Tallahassee, FL	168 Units	4,480	3,196	611	7.120	05/07	(6)
Grand Lagoon	Panama City, FL	54 Units	2,083	1,209	655	5.000	05/03	(6) (10)
Oak Hill	Tallahassee, FL	92 Units	2,550	1,875	478	5.000	05/03	(6) (12)
Park Avenue	Tallahassee, FL	121 Units	4,400	2,756	1,341	7.120	05/07	(6)
Seville	Tallahassee, FL	62 Units	1,955	1,263	473	5.000	05/03	(6) (13)
Westwood	Mary Ester, FL	120 Units	3,382	2,327	1,023	7.570	05/12	(6)
Windsor Tower	Ocala, FL	64 Units	1,989	1,128	702	5.000	05/03	(6)
Woodhollow	San Antonio, TX	546 Units	8,160	5,349	2,775	7.120	05/07	(6)
Woodsong	Smyrna, GA	190 Units	2,544	—	—	12.000	04/05	(9)

Office Building
One Hickory Centre	Farmers Branch, TX	102,615 Sq.Ft.	4,468	—	—	12.000	04/05	(11)

(1)	Variable interest rate.
(2)	Single note with all properties as collateral.
(3)	$5.5 million funded at June 30, 2002.
(4)	IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. After the property was sold to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest.
(5)	TCI purchased 100% of the common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.
(6)

Properties sold to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI until July 2003, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6. NOTES PAYABLE (Continued)

to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo.

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

(7)	TCI purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. (“Confederate Point”) from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and to reduce ARI’s payable to BCM.

(8)	TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. (“Foxwood”) from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and to reduce ARI’s payable to BCM.

(9)	TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. (“Woodsong”) from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Woodsong owns the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI’s payable to BCM. TCI sold the Woodsong Apartments in July 2002.

(10)	Sold to unrelated buyer in December 2002.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 6. NOTES PAYABLE (Continued)

(11)	TCI purchased 100% of the common shares of ART One Hickory Corporation (“One Hickory”), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and to reduce ARI’s payable to BCM.

(12)	Sold to unrelated party in June 2002.

(13)	Sold to unrelated party in January 2003.

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 5.00% to 24.0%. Margin borrowing totaled $5.9 million at June 30, 2003.

Sunset Management Loan. In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I pending in the 162nd Judicial Court of Dallas County, Texas (the “Texas Litigation”).

The Texas Litigation alleges breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and seeks certain declaratory relief against Sunset as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in a federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of the TCI common stock held by Commonwealth as

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7. MARGIN BORROWINGS (Continued)

Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instigated a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc. et al., Case No. A462587 pending in the District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset continues to seek to relitigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and a renewed motion for preliminary injunction and appointment of receiver over TCI in the Nevada Litigation.

Sunset has sought expedited relief and an expedited hearing of the Texas Litigation which the court has refused to grant. The matter is currently set for a jury trial on December 8, 2003. In addition, the borrowers on the loan have sought to tender cash collateral to the court in lieu of the TCI stock, which motion has not been ruled upon. TCI has only recently been added to the Texas Litigation as a party.

Even though the relief sought by Sunset in the Texas Litigation and the Nevada Litigation has either been denied or stayed, on June 10, 2003, an attorney representing Sunset appeared at the Annual Meeting of Shareholders of TCI attempting to vote 3,673,115 Shares of common stock of TCI under purported irrevocable proxies against the election of the four directors nominated in favor of the election of four affiliates of Sunset that Sunset seeks to nominate to serve as directors of TCI. The Inspector of Election at the Annual Meeting advised that Sunset’s attempt to exercise voting rights under proxies for the 3,673,115 shares was improper and would not be allowed, advising that BCM and the ARI subsidiaries held the absolute right to vote the 3,673,115 shares of TCI common stock so long as there was no event of default under the Sunset loan agreement. The Inspector of Election also observed at the Stockholders meeting that no evidence was before the Inspector from a court of law finding an event of default had occurred with respect the Sunset loan documents, and therefore, such proxies would not be honored at that time. Subsequently, representatives of Sunset delivered on July 7, 2003 to TCI a form captioned Schedule 13D for an event occurring June 10, 2003, making certain disclosures, including an allegation that “Sunset acquired voting rights to 3,673,115 shares of TCI to protect the value of Sunset’s security interest in the 3,673,115 shares of TCI pledged as collateral for . . . obligations to Sunset.” Actually, only 3,672,305 shares of TCI common stock were pledged [810 shares less than Sunset alleges]. Such schedule 13D also provides that “Sunset plans to foreclose on the pledged TCI shares as soon as possible.” Such Schedule 13D advises that “Sunset would prefer to replace the four management directors [of TCI] with neutral individuals . . . or if neutral

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 7. MARGIN BORROWINGS (Continued)

individuals are unavailable, Sunset intends to nominate and [vote] for the election of affiliates of Sunset as directors of TCI on an interim basis until neutral individuals with satisfactory backgrounds and knowledge can be elected as directors.”

Security Loan. In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 1% over the prime rate, currently 5.00% per annum, requires monthly payments of interest only and matures in October 2003. The loan is callable upon 60 days prior notice, and is secured by 250,000 shares of ARI Common Stock held by BCM.

NOTE 8. RELATED PARTY TRANSACTIONS

In March 2003, ARI sold the Bridgeview Plaza and Cullman shopping centers to TCI for $10.7 million to satisfy debt. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping centers.

In April 2003, ARI paid $2.0 million in principal and accrued interest to IORI, in partial payment of a note payable on the Rosedale Tower Office Building. See NOTE 6. “NOTES PAYABLE.”

In May 2003, ARI sold the Clarion Kansas City Airport Hotel to One Realco Hotel Investors, Inc., a related party, for $5.3 million. No cash was received or paid by ARI, after debt assumption and providing purchase money financing of $400,000. The loan bears interest at 12.0% per annum, matures in May 2004 and requires quarterly interest payments beginning in June 2003.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At June 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

On June 30, 2003, ARI sold its 74.31% interest in RAK to Realty Advisors, a related party. The sales price was $6.0 million. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 74.31% interest in RAK in 2002. The $6.0 million sales price reduced ARI’s affiliate debt. The $600,000 interest was received in cash in August 2003.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 8. RELATED PARTY TRANSACTIONS (Continued)

Effective July 1, 2003, Prime became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West, Inc. (21%). Syntek West, Inc. is owned by Gene Phillips.

In July 2003, ARI sold its interest in MRI to Gruppa, for $27.4 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. Rossi Family Partners owns 50% of Gruppa. A. Cal Rossi, Jr., a Vice President of ARI, is a partner of Rossi Family Partners. ARI remains as the guarantor of $13.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Management has determined that this should be accounted for as a financing transaction.

The following table reconciles the beginning and ending balances of accounts payable to affiliates as of June 30, 2003.

	BCM			IORI
Balance, December 31, 2002	$	<15,245	>	$	<8,714	>
Cash transfers to affiliates		96,374			—
Cash transfers from affiliates		<103,414	>		—
Fees and reimbursements payable to Advisor		<680	>		—
Other additions		37,623			—
Other repayments		<27,702	>		—

Balance, June 30, 2003	$	<13,044	>	$	<8,714	>

Also at June 30, 2003, ARI owed $3.6 million to affiliates related to cash received upon the sale of apartments to Metra.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gain on sale of real estate by equity investees, loss on sale of investments in equity investees and other income which totaled $508,000 and $<3.8> million for the three and six months ended June 30, 2003 and $<930,000> and $<1.2> million for 2002. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees, writedown of assets held for sale and discontinued operations which totaled $13.5 million and $22.0 million for the three and six

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9. OPERATING SEGMENTS (Continued)

months ended June 30, 2003 and $7.6 million and $14.7 million for 2002. Excluded from operating segment assets are assets of $89.0 million in 2003 and $122.3 million in 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003, Realty Advisors Korea, Ltd. (South Korea), which ARI acquired in 2002 and sold in June 2003, and Hotel Academia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments operating income for the three and six months ended June 30, 2003 and 2002, and segment assets at June 30, 2003 and 2002.

Three Months Ended June 30, 2003	Commercial Properties	Apartments	Hotels		Land		Pizza Parlors	Receivables/ Other	Total
Operating revenue	$19,757	$20,521	$10,063		$175		$8,070	$816	$59,402
Interest income	—	—	—		—		—	3,406	3,406
Operating expenses	11,502	14,781	6,409		1,690		6,358	27	40,767

Operating income <loss>	$8,255	$5,740	$3,654		$ <1,515	>	$1,712	$4,195	$22,041

Depreciation	$4,649	$1,767	$965		$—		$248	$9	$7,638
Interest	7,178	5,968	1,327		4,504		196	2,273	21,446
Capital expenditures	1,826	14,981	756		430		519	—	18,512
Assets	403,683	382,828	87,235		229,740		22,356	72,287	1,198,129

Property Sales:	Commercial Properties	Apartments	Hotels		Land				Total
Sales price	$18,534	$13,594	$5,312		$3,318				$40,758
Cost of sale	10,150	8,771	5,713		2,359				26,993

Gain <loss> on sale	$8,384	$4,823	$ <401	>	$959				$13,765

Three Months Ended June 30, 2002	Commercial Properties	Apartments	Hotels		Land		Pizza Parlors	Receivables/ Other	Total
Operating revenue	$5,608	$6,012	$7,993		$ <1	>	$8,454	$200	$28,266
Interest income	—	—	—		—		—	785	785
Operating expenses	4,180	4,049	5,466		1,706		6,512	39	21,952

Operating income <loss>	$1,428	$1,963	$2,527		$ <1,707	>	$1,942	$946	$7,099

Depreciation	$954	$533	$573		$—		$283	$2	$2,345
Interest	2,209	2,557	749		5,228		216	3,174	14,133
Capital expenditures	5,744	336	197		2,271		848	—	9,396
Assets	136,639	102,407	90,923		195,881		21,360	33,145	580,355

Property Sales:	Commercial Properties	Apartments			Land				Total
Sales price	$50,000	$10,740			$32,108				$92,848
Cost of sale	44,238	8,590			19,031				71,859
Deferred current gain	5,762	—			11,913				17,675

Gain on sale	$—	$2,150			$1,164				$3,314

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 9. OPERATING SEGMENTS (Continued)

Six Months Ended June 30, 2003	Commercial Properties	Apartments	Hotels		Land		Pizza Parlors	Receivables/ Other		Total
Operating revenue	$26,961	$28,056	$15,588		$188		$15,937	$1,620		$88,350
Interest income	—	—	—		—		—	5,636		5,636
Operating expenses	15,594	19,475	11,285		3,260		12,765	34		62,413

Operating income <loss>	$11,367	$8,581	$4,303		$ <3,072	>	$3,172	$7,222		$31,573

Depreciation	$5,564	$2,288	$1,250		$—		$694	$ <7	>	$9,789
Interest	8,947	8,677	1,866		8,642		402	3,259		31,793
Capital expenditures	2,526	14,911	1,091		772		1,286	—		20,586
Assets	403,683	382,828	87,235		229,740		22,356	72,287		1,198,129

Property Sales:	Commercial Properties	Apartments	Hotels		Land					Total
Sales price	$29,234	$28,570	$30,062		$12,103					$99,969
Cost of sale	11,032	20,946	30,251		11,070					73,299
Deferred current gain	9,818	—	—		—					9,818
Recognized prior deferred gain	—	—	—		19,897					19,897

Gain <loss> on sale	$8,384	$7,624	$ <189	>	$20,930					$36,749

Six Months Ended June 30, 2002	Commercial Properties	Apartments	Hotels		Land		Pizza Parlors	Receivables/ Other		Total
Operating revenue	$12,760	$12,683	$13,336		$61		$15,822	$443		$55,105
Interest income	—	—	—		—		—	1,397		1,397
Operating expenses	7,918	8,070	9,958		4,080		12,293	123		42,442

Operating income <loss>	$4,842	$4,613	$3,378		$ <4,019	>	$3,529	$1,717		$14,060

Depreciation	$1,670	$1,058	$1,068		$—		$540	$4		$4,340
Interest	4,230	4,588	1,629		11,396		419	6,297		28,559
Capital expenditures	7,033	548	358		2,664		1,239	—		11,842
Assets	136,639	102,407	90,923		195,881		21,360	33,145		580,355

Property Sales:	Commercial Properties	Apartments			Land					Total
Sales price	$52,302	$22,697			$37,688					$112,687
Cost of sale	46,540	14,932			23,242					84,714
Deferred current gain	5,762	—			11,913					17,675
Recognized prior deferred gain	—	—			830					830

Gain on sale	$—	$7,765			$3,363					$11,128

NOTE 10. DISCONTINUED OPERATIONS

Effective January 1, 2002, ARI adopted Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold or properties that are intended to be sold be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are to be designated as “held-for-sale” on the balance sheet.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 10. DISCONTINUED OPERATIONS (Continued)

For the three and six months ended June 30, 2003 and 2002, income from discontinued operations relates to 23 properties and leasehold interest in oil and gas properties that ARI sold during 2002 and 20 properties that ARI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003		2002		2003		2002
Revenue
Rental	$3,120		$9,237		$7,144		$19,117
Property operations	2,031		5,204		4,845		10,386

	1,089		4,033		2,299		8,731
Expenses
Interest	1,669		4,031		2,803		8,397
Depreciation	521		2,187		936		3,747

	2,190		6,218		3,739		12,144

Net loss from discontinued operations	<1,101	>	<2,185	>	<1,440	>	<3,413	>
Gain on sale of real estate	12,806		2,150		15,819		7,765
Equity in gain on sale of real estate by equity investees	—		4,149		—		8,280

Net income from discontinued operations	$11,705		$4,114		$14,379		$12,632

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Liquidity. Management expects that excess cash generated from operations during the remainder of 2003 will not be sufficient to discharge all of ARI’s debt obligations as they mature. Therefore, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. During 2002, MRI, a then wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1.2 million at June 30, 2003. In July 2003, ARI sold its interest in MRI to Gruppa for $27.4 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $13.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction.

ARI has entered into an agreement with one of the investors in the Korean Real Estate Investment Trust (“REIT”) that is advised by RAK, whereby the investor has been granted the opportunity to require ARI to buy their shares in the REIT twelve months after the closing of the REIT offering. Their investment is approximately $4.0 million.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation. In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. (“Matisse”). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million, including interest. The judgment is being appealed, and, in the opinion of ARI’s management and legal counsel, there is a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI has not recognized any expense nor established any reserve for this judgment. In November 2002, ARI posted a $6.0 million supercedeas bond. In July 2003, ARI obtained a letter of credit, which was substituted for the $6.0 million bond. The $6.0 million cash was returned to ARI. In April 2003, an additional judgment was issued against ARI for $1.4 million in legal fees. ARI is also appealing this judgment and posted a $1.4 million bond in May 2003. ARI has not recognized any expense nor established any reserve for this additional judgment.

In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I pending in the 162nd Judicial Court of Dallas County, Texas. See NOTE 7. “MARGIN BORROWINGS.”

In addition to Matisse and Sunset, ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

ARI’s predecessor was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. (“TCI”), and Income Opportunity Realty Investors, Inc. (“IORI”) jointly announced a preliminary agreement with the plaintiff’s legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the “Olive Litigation”). In February 2002, the court granted final approval of the proposed settlement (the “Olive Settlement”). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfills the obligations under the Olive Settlement, and the Olive Litigation has been dismissed with prejudice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction (Continued)

After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. Four of the directors of TCI and three of the directors of IORI also serve as directors of ARI. Effective July 1, 2003, ARI and TCI have the same advisor.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At June 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

On June 30, 2003, ARI sold its 74.31% interest in Realty Advisors Korea, Ltd. (“RAK”) to Realty Advisors, Inc. (“Realty Advisors”), a related party. The sales price was $6.0 million. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 74.31% interest in RAK in 2002. The $6.0 million sales price reduced ARI’s affiliate debt. The $600,000 interest was received in cash in August 2003.

Effective July 1, 2003, Prime Asset Management, Inc., (“Prime”) became the advisor to ARI and TCI. Prime is owned by Realty Advisors, Inc. (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips.

In July 2003, ARI sold its interest in Milano Restaurants International Corporation (“MRI”) to Gruppa Florentina, LLC (“Gruppa”), for $27.4 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $13.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of ARI’s financial condition and results of operations and require management’s most difficult, complex or subjective judgements. ARI’s critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. ARI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. ARI’s estimates are subject to revision as market conditions and ARI’s assessments of them change.

ARI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor and ARI’s assessment of its ability to meet its lease or interest obligations. ARI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

Liquidity and Capital Resources

ARI reported net income of $875,000 for the six months ended June 30, 2003, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $10.7 million, gain on sale of real estate of $36.7 million and equity in loss of equity investees of $4.1 million. Net cash used in operating activities amounted to $17.8 million for the six months ended June 30, 2003, interest receivable increased by $4.7 million due to additional notes receivable from seller financings, other assets decreased by $2.5 million primarily due to sale of equity securities, interest payable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

increased by $909,000 due to an increased balance of notes payable and other liabilities increased by $2.2 million primarily due to an increase in security deposits and property taxes.

Net cash provided by investing activities of $32.8 million was primarily due to real estate acquisitions of $10.6 million, payments made under interest rate swap contract of $31,000, additional fundings of notes receivable of $165,000, distributions to equity investees of $548,000, real estate improvements of $23.1 million, investments in real estate entities of $22.6 million, escrow and earnest money deposits of $1.4 million and purchases of pizza parlor equipment of $1.3 million. These outflows for investing activities were offset by the collection of $11.5 million on notes receivable, $54.7 million from the sale of real estate and $26.3 million from the sale of notes receivable.

Net cash used in financing activities of $18.5 million was comprised of proceeds received from the funding or refinancing of notes payable of $77.1 million and advances from affiliates of $9.4 million; offset by cash payments of $97.5 million to paydown existing notes payable, $3.9 million for financing costs and $1.2 million in dividends on Preferred Stock.

In 2003, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate	Maturity Date
First Quarter
Apartments
Capital Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289	—	—

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554	—	—
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	7.600%	04/12

Land
Pulaski	Pulaski County AR	21.9 Acres	2,000	695	1,400	6.500	05/05

(1)	Land purchased for apartment construction.

In February 1990, ARI sold the Bridgeview Plaza Shopping Center, located in LaCrosse, Wisconsin, providing purchase money financing of $5.0 million in the form of a wrap mortgage. In 1996, the first lienholder called a default under the ARI wrap note, and directed future payments be made directly to them. ARI began legal proceedings against the first lienholder. In December 1999, ARI sold the note to BCM at its carrying value of $489,000, retaining the right to receive any amounts collected by BCM in excess of the amount paid, plus accrued interest. In 2002, ARI prevailed in its litigation and ARI’s lien on the property was restored. The borrower continued in default, and ARI foreclosed on the property in March 2003. The property was subsequently sold to TCI. See NOTE 8. “RELATED PARTY TRANSACTIONS.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

In 2003, ARI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/(Loss) on Sale
First Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—		$291		$143
Georgetown	Panama City, FL	44 Units	1,175	323		789	(3)	72
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806		2,784		915
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361		2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—		2,360		489

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq.Ft.	8,700	—		—		8,700	(1)
Cullman	Cullman, AL	92,466 Sq.Ft.	2,000	—		2,650	(3)	1,118	(1)

Office Building
4135 Beltline Road	Addison, TX	90,000 Sq.Ft.	4,358	—		2,858	(3)	178	(2)

Land
Katrina	Palm Desert, CA	89.3 Acres	8,550	<410	>	2,840		<40	>
Nashville	Nashville, TN	8.8 Acres	235	<11	>	217		114

Hotel
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258		4,209	(3)	<88	>(4)

Second Quarter
Apartments
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976		1,025
Lake Chateau	Thomasville, GA	98 Units	1,600	460		1,033		147
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		<304	>
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		1,140

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,805
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		5,579

Land
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(5)	—		<149	>
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Solco-Valley	Farmers Branch, TX	6.1 Acres	1,999	<90	>(7)	—		529

Hotel
Clarion KC Airport (6)	Kansas City, MO	196 Rooms	5,312	—		4,888	(3)	<101	>

Third Quarter
Apartments
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208		1,149
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,683
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,490

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,647		5,944		2,747
Encino Executive Plaza	Encino, CA	177,211 Sq.Ft.	37,040	1,946		33,145	(3)	<2	>

Shopping Center
Sheboygan	Sheboygan, WI	74,532 Sq.Ft.	1,225	669		569		181

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain/(Loss) on Sale
Third Quarter—Continued
Land
Vista Ridge	Lewisville, TX	14.5 Acres	$2,250	$713	$1,343	$622

(1)	Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.
(2)	Sold to Tacco Office Investors, Inc., a related party. Gain deferred until sale to unrelated party.
(3)	Debt assumed by purchaser.
(4)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.
(5)	Cash of $210,000 was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold to One Realco Hotel Investors, Inc., a related party.
(7)	Cash of $2.0 million was received by BCM and applied to ARI’s affiliate debt.

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans is $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. At August 2003, negotiations with the lender to resolve this situation are ongoing.

In May 2003, the lender on one of ARI’s commercial properties located in Texas notified ARI that the loan on the property was in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loan is $6.5 million. In July 2003, the maturity date of the note was extended to December 2003.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/Sq. Ft.	Debt Incurred	Debt Discharged	Net Cash Received/ <Paid>		Interest Rate		Maturity Date
First Quarter
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000	$1,551	$2,885		10.750%		03/04
Nashville	Nashville, TN	113.8 Acres	6,059	807	4,725		14.000		03/04
Vineyards II	Tarrant County, TX	18.6 Acres	3,280	3,750	<583>		6.750	(1)	02/06

Apartments
Arlington Place	Pasadena, TX	230 Units	1,500	—	—	(2)	5.000		05/03	(3)

Second Quarter
Apartments
Plantation	Tulsa, OK	138 Units	2,320	1,924	173		5.600		06/29

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

Property	Location	Units/ Acres/Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>	Interest Rate		Maturity Date
Second Quarter—Continued
Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	$1,800		$—	$1,722	6.250%		04/05

Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq.Ft.	6,500		—	6,152	6.250	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700		2,650	1,048	6.250	(1)	04/05

Land
Katrina	Palm Desert, CA	110.6 Acres	5,100		3,000	1,795	6.250	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(4)	450	1,494	7.500		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(4)	—	—	—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(4)	—	—	—		—
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850	6.250	(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(4)	—	—	—		—
Nashville	Nashville, TN	113.8 Acres	941		—	737	14.000		03/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(4)	—	—	—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(4)	—	—	—		—

Third Quarter
Apartments
Windsor Tower	Ocala, FL	64 Units	2,000		1,989	<104>	4.750		08/08

(1)	Variable interest rate.
(2)	Cash of $1,500 was received by BCM and applied to ARI’s affiliate debt.
(3)	Paid in July 2003.
(4)	Single note, with all properties as collateral.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio and bear interest rates ranging from 5.00% to 24.0%. Margin borrowing totaled $5.9 million at June 30, 2003.

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

Management reviews the carrying values of ARI’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral property securing each note. The mortgage note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Related Party Transactions

In March 2003, ARI sold the Bridgeview Plaza and Cullman shopping centers to TCI for $10.7 million to satisfy debt. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping centers.

In April 2003, ARI paid $2.0 million in principal and accrued interest to IORI, in partial payment of a note payable on the Rosedale Tower Office Building. See NOTE 6. “NOTES PAYABLE.”

In May 2003, ARI sold the Clarion Kansas City Airport Hotel to One Realco Hotel Investors, Inc., a related party, for $5.3 million. No cash was received or paid by ARI, after debt assumption and providing purchase money financing of $400,000. The loan bears interest at 12.0% per annum, matures in May 2004 and requires quarterly interest payments beginning in June 2003.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At June 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

On June 30, 2003, ARI sold its 73.41% interest in RAK to Realty Advisors, a related party. The sales price was $6.0 million. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 73.41% interest in RAK in 2002. The $6.0 million sales price reduced ARI’s affiliate debt. The $600,000 interest was received in cash in August 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Related Party Transactions (Continued)

In July 2003, ARI sold its interest in MRI to Gruppa for $27.4 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 1. “BASIS OF PRESENTATION”). The loan bears interest at 10.0% per annum, matures in August 2013 and requires monthly payments of principal and interest beginning in September 2003. ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. Due to debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction.

Effective July 1, 2003, Prime became the advisor to ARI and TCI. Prime is owned by Realty Advisors, Inc. (79%) and Syntek West, Inc. (21%), related parties. Syntek West, Inc. is owned by Gene Phillips.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the six months ended June 30, 2003, ARI reported net income of $875,000, compared to a net loss of $23.6 million for the six months ended June 30, 2002. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

Rents increased to $51.3 million and $72.4 million in the three and six months ended June 30, 2003, from $19.8 million and $39.3 million in 2002. Rents from commercial properties increased to $27.0 million for the six months ended June 30, 2003, from $12.8 million in 2002, rent from hotels increased to $15.6 million in the six months ended June 30, 2003, from $13.3 million in 2002 and rent from apartments increased to $28.1 million in the six months ended June 30, 2003, from $12.7 million in 2002. The increase in rents was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common stock.

Property operations expense increased to $34.4 million and $49.6 million in the three and six months ended June 30, 2003, from $15.4 million and $30.1 million in 2002. Property operations expense for commercial properties increased to $15.6 million in the six months ended June 30, 2003, from $7.9 million in 2002. For hotels, property operations expense increased to $11.3 million in the six months ended June 30, 2003, from $10.0 million in 2002. For land, property operations expense decreased to $3.3 million in the six months ended June 30, 2003 from $4.1 million in 2002. For apartments, property operations expense increased to $19.5 million in the six months ended June 30, 2003, from $8.1 million in 2002. The increase in commercial, hotel and apartment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

property operations expense was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares. The decrease in land property operations expense was primarily attributable to decreased real estate taxes as a result of land sales in 2002.

Pizza parlor sales and cost of sales of $8.1 million and $6.4 million, respectively, in the three months ended June 30, 2003 and $15.9 million and $12.8 million in the six months ended June 30, 2003 approximated the $8.5 million and $6.5 million, respectively, in the three months ended June 30, 2002 and $15.8 million and $12.3 million in the six months ended June 30, 2002.

Interest income increased to $3.4 million and $5.6 million in the three and six months ended June 30, 2003 from $785,000 and $1.4 million in 2002. The increase was primarily attributable to the addition of $67.5 million of mortgage notes receivable in 2002.

Equity in income <loss> of investees improved to $264,000 and $<4.1> million in the three and six months ended June 30, 2003, from $<5.2> million and $<9.2> million in 2002. The decrease was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Loss on the sale of investments in equity investees was $531,000 for the six months ended June 30, 2002. See NOTE 4. “INVESTMENTS IN EQUITY INVESTEES.”

Other income of $244,000 and $252,000 in the three and six months ended June 30, 2003 approximated the $142,000 and $326,000 in the three and six months ended June 30, 2002.

Interest expense increased to $21.4 million and $31.8 million in the three and six months ended June 30, 2003 from $14.1 million and $28.6 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Depreciation and amortization expense increased to $7.6 million and $9.8 million in the three and six months ended June 30, 2003, from $2.3 million and $4.3 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Discount on sale of notes receivable was $1.6 million in the six months ended June 30, 2003. This represents the discount from the face amount given by ARI to purchasers of notes receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

General and administrative expenses increased to $7.4 million and $10.7 million in the three and six months ended June 30, 2003, from $3.2 million and $6.5 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Advisory fees increased to $2.7 million and $4.7 million in the three and six months ended June 30, 2003 from $1.5 million and $3.3 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Net income fee to affiliate was $<452,000> in the three months ended June 30, 2003. There was no net income fee to affiliate in the six months ended June 30, 2003. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity. At June 30, 2003, ARI’s year-to-date net income is below the 10% return threshold.

Incentive fee to affiliate was $<261,000> in the three months ended June 30, 2003. There was no incentive fee to affiliate in the six months ended June 30, 2003. The incentive fee is only due if ARI is also subject to the net income fee. At June 2003, the net income fee requirements are not met; therefore, no incentive fee is due. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2003 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

Writedown of assets held for sale was $2.4 million in the three and six months ended June 30, 2003. The carrying value of an office building in Encino, California, sold in the third quarter of 2003 was reduced to its net realizable value.

Minority interest of $720,000 and $1.3 million in the three and six months ended June 30, 2003, approximated the $773,000 and $1.6 million in 2002.

Net income from discontinued operations increased to $11.7 million and $14.4 million in the three and six months ended June 30, 2003 from $4.1 million and $12.6 million in 2002. The net income relates to 23 properties and leasehold interests in oil and gas properties that ARI

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

sold during 2002 and 20 properties that ARI sold in 2003. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003		2002		2003		2002
Revenue
Rental	$3,120		$9,237		$7,144		$19,117
Property operations	2,031		5,204		4,845		10,386

	1,089		4,033		2,299		8,731
Expenses
Interest	1,669		4,031		2,803		8,397
Depreciation	521		2,187		936		3,747

	2,190		6,218		3,739		12,144

Net loss from discontinued operations	<1,101	>	<2,185	>	<1,440	>	<3,413	>
Gain on sale of real estate	12,806		2,150		15,819		7,765
Equity in gain on sale of real estate by equity investees	—		4,149		—		8,280

Net income from discontinued operations	$11,705		$4,114		$14,379		$12,632

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income after the use of NOL carryforwards or provision for income taxes in the three and six months ended June 30, 2003 or 2002.

At June 30, 2003, ARI had a net deferred tax asset of $110.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

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

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on ARI’s business, assets or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inflation

The effects of inflation on ARI’s operations are not quantifiable. Revenues from apartment operations fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new borrowings as well as the cost of variable interest rate debt will be affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2003, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$231,019	7.345%	$2,310

Total decrease in ARI’s annual net income			$2,310

Per share			$.21

ITEM 4. CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the date of this report, ARI carried out an evaluation, under the supervision and with the participation of ARI’s management, including ARI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of ARI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures are effective in timely alerting him to material information relating to ARI (including its consolidated subsidiaries) required to be included in ARI’s periodic SEC filings.

(b)	There have been no significant changes in ARI’s internal controls or in other factors that could significantly affect ARI’s internal controls subsequent to the date ARI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Matisse. In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. (“Matisse”). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million, including interest. The judgment is being appealed, and, in the opinion of ARI’s management and legal counsel, there is a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI has not recognized any expense nor established any reserve for this judgment. In November 2002, ARI posted a $6.0 million supercedeas bond. In July 2003, ARI obtained a letter of credit, which was substituted for the $6.0 million bond. The $6.0 million cash was returned to ARI. In April 2003, an additional judgment was issued against ARI for $1.4 million in legal fees. ARI is also appealing this judgment and posted a $1.4 million bond in May 2003. ARI has not recognized any expense nor established any reserve for this additional judgment.

Sunset Management. In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by Basic Capital Management, Inc. (“BCM”) and wholly-owned subsidiaries of ARI. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I pending in the 162nd Judicial Court of Dallas County, Texas (the “Texas Litigation”).

The Texas Litigation alleges breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and seeks certain declaratory relief against Sunset as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in a federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of the TCI common stock held by Commonwealth as Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instigated a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc. et al., Case No. A462587 pending in the District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset continues to seek to relitigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and a renewed motion for preliminary injunction and appointment of receiver over TCI in the Nevada Litigation.

Sunset has sought expedited relief and an expedited hearing of the Texas Litigation which the court has refused to grant. The matter is currently set for a jury trial on December 8, 2003. In addition, the borrowers on the loan have sought to tender cash collateral to the court in lieu of the TCI stock, which motion has not been ruled upon. TCI has only recently been added to the Texas Litigation as a party.

ITEM 1. LEGAL PROCEEDINGS (Continued)

Even though the relief sought by Sunset in the Texas Litigation and the Nevada Litigation has either been denied or stayed, on June 10, 2003, an attorney representing Sunset appeared at the Annual Meeting of Shareholders of TCI attempting to vote 3,673,115 Shares of common stock of TCI under purported irrevocable proxies against the election of the four directors nominated in favor of the election of four affiliates of Sunset that Sunset seeks to nominate to serve as directors of TCI. The Inspector of Election at the Annual Meeting advised that Sunset’s attempt to exercise voting rights under proxies for the 3,673,115 shares was improper and would not be allowed, advising that BCM and the ARI subsidiaries held the absolute right to vote the 3,673,115 shares of TCI common stock so long as there was no event of default under the Sunset loan agreement. The Inspector of Election also observed at the Stockholders meeting that no evidence was before the Inspector from a court of law finding an event of default had occurred with respect the Sunset loan documents, and therefore, such proxies would not be honored at that time. Subsequently, representatives of Sunset delivered on July 7, 2003 to TCI a form captioned Schedule 13D for an event occurring June 10, 2003, making certain disclosures, including an allegation that “Sunset acquired voting rights to 3,673,115 shares of TCI to protect the value of Sunset’s security interest in the 3,673,115 shares of TCI pledged as collateral for . . . obligations to Sunset.” Actually, only 3,672,305 shares of TCI common stock were pledged [810 shares less than Sunset alleges]. Such schedule 13D also provides that “Sunset plans to foreclose on the pledged TCI shares as soon as possible.” Such Schedule 13D advises that “Sunset would prefer to replace the four management directors [of TCI] with neutral individuals . . . or if neutral individuals are unavailable, Sunset intends to nominate and [vote] for the election of affiliates of Sunset as directors of TCI on an interim basis until neutral individuals with satisfactory backgrounds and knowledge can be elected as directors.”

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

A Current Report on Form 8-K, dated May 21, 2003, was filed with respect to Item 5. “Other Events,” which reports ARI’s request to withdraw its Registration Statement on Form S-4 (No. 333-83292) filed February 22, 2002, relating to the issuance of ARI Preferred Stock in connection with proposed mergers with TCI and IORI.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (Continued)

A Current Report on Form 8-K, dated July 1, 2003, was filed with respect to Item 5. “Other Events” and Item 7. “Financial Statements and Exhibits,” which reports the termination of ARI’s Advisory Agreement with BCM, the establishment of ARI’s Advisory Agreement with Prime Asset Management, Inc., the resignation of Richard W. Humphrey from the ARI Board of Directors and the election of Henry A. Butler and Martin L. White as directors of ARI.

A Current Report on Form 8-K, dated July 7, 2003, was filed with respect to Item 5. “Other Events,” which reports the current litigation filed in Texas styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I pending in the 162nd Judicial District Court of Dallas County, Texas.

A Current Report on Form 8-K, dated July 14, 2003, was filed with respect to Item 5. “Other Events,” which reports the resignation of Joseph Mizrachi from the ARI Board of Directors.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date:	August 19, 2003	By:	/s/ Ronald E. Kimbrough
Ronald E. Kimbrough
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2003

Exhibit Number	Description	Page Number
31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.