Form 10-Q
period 2003-09-30
AMERICAN REALTY INVESTORS INC
filed 2003-11-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Commission File Number 1-15663

AMERICAN REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2847135
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,645,300
(Class)	(Outstanding at October 31, 2003)*

*	Does not include 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

AMERICAN REALTY INVESTORS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003		December 31, 2002
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$1,019,991		$378,080
Less—accumulated depreciation	<166,652	>	<96,036	>

	853,339		282,044
Real estate held for sale	157,319		181,713
Notes and interest receivable
Performing ($28,416 in 2003 and $34,442 in 2002 from affiliates)	71,976		77,354
Nonperforming ($5,085 in 2003 and $6,838 in 2002 from affiliates)	14,373		7,856

	86,349		85,210
Less—allowance for estimated losses	<4,633	>	<3,077	>

	81,716		82,133
Pizza parlor equipment	13,845		12,557
Less—accumulated depreciation	<5,454	>	<4,562	>

	8,391		7,995
Marketable equity securities, at market value	5,078		209
Cash and cash equivalents	7,451		8,432
Investments in equity investees	4,193		80,990
Goodwill, net of accumulated amortization ($1,763 in 2003 and 2002)	11,858		13,784
Other intangibles, net of accumulated amortization ($810 in 2003 and $773 in 2002)	1,541		1,744
Other assets ($11,130 in 2003 to affiliate)	88,370		50,001

	$1,219,256		$709,045

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	September 30, 2003		December 31, 2002
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($15,600 in 2002 to affiliates)	$852,368		$349,740
Liabilities related to assets held for sale	104,856		125,693
Margin borrowings	25,198		8,558
Accounts payable and other liabilities ($27,207 in 2003 and $41,085 in 2002 to affiliates)	108,576		127,872

	1,090,998		611,863
Minority interest	53,948		19,940
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 3,226,610 shares in 2003 and 3,226,858 shares in 2002 (liquidation preference $32,266), including 900,000 shares in 2003 and 2002 held by subsidiaries	4,653		4,654
Series E, 50,000 shares in 2003 and 2002 (liquidation preference $500)	100		100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,375,127 shares in 2003 and 2002	114		114
Paid-in capital	92,289		93,954
Treasury stock, at cost, 746,972 shares in 2003	<9,924	>	—
Accumulated deficit	<12,564	>	<24,784	>
Accumulated other comprehensive income	<358	>	3,204

	74,310		77,242

	$1,219,256		$709,045

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003		2002		2003		2002
	(dollars in thousands, except per share)
Property revenue
Rents	$49,891		$18,039		$116,740			$52,910
Property operations expenses	34,350		13,244		80,342			40,535

Operating income	15,541		4,795		36,398			12,375

Land operations
Sales	27,551		18,681		39,654			55,980
Cost of sales	12,080		16,097		23,150			38,916
Deferred current gain	—		—		—			11,913
Recognition of previously deferred gains	27		34		19,924			830

Gain on land sales	15,498		2,618		36,428			5,981

Pizza parlor operations
Sales	8,330		8,157		24,267			23,979
Cost of sales	6,592		6,528		19,357			18,821

Gross margin	1,738		1,629		4,910			5,158

Income from operations	32,777		9,042		77,736			23,514

Other income
Interest income	1,795		509		7,431			1,906
Equity in loss of investees	<204	>	<4,790	>	<4,279	>		<14,023	>
Loss on sale of investments in equity investees	—		—		—			<531	>
Other	55		190		307			516

	1,646		<4,091	>	3,459			<12,132	>
Other expenses
Interest	20,925		11,980		51,517			39,180
Depreciation and amortization	7,137		2,134		16,119			5,959
Discount on sale of notes receivable	<1	>	—		1,557			—
General and administrative	6,171		3,322		16,865			9,803
Advisory fee to affiliate	3,740		1,573		8,468			4,825
Net income fee to affiliate	675		—		675			—
Incentive fee to affiliate	1,091		—		1,091			—
Writedown of assets held for sale	—		445		2,352			445
Minority interest	20		436		1,210			1,996

	39,758		19,890		99,854			62,208

Net loss from continuing operations	<5,335	>	<14,939	>	<18,659	>		<50,826	>

Discontinued operations:
Loss from operations	<1,457	>	<154	>	<2,997	>		<3,887	>
Gain on sale of real estate	18,222		15,375		34,041			23,140
Equity in gain <loss> on sale of real estate by equity investees	<165	>	6,616		<165	>		14,896

Net income from discontinued operations	16,600		21,837		30,879			34,149

Net income <loss>	11,265		6,898		12,220			<16,677	>
Preferred dividend requirement	<587	>	<601	>	<1,763	>		<1,801	>

Net income <loss> applicable to Common shares	$10,678		$6,297		$10,457		$	<18,478	>

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

	For the Three Months Ended September 30,						For the Nine Months Ended September 30,
	2003			2002			2003			2002
Basic and diluted earnings per share
Net loss from continuing operations	$	<.56	>	$	<1.37	>	$	<1.89	>	$	<4.62	>
Discontinued operations		1.56			1.92			2.85			3.00

Net income <loss> applicable to Common shares		$1.00			$.55			$.96		$	<1.62	>

Weighted average Common shares used in computing earnings per share		10,628,155			11,375,127			10,838,839			11,375,127

Convertible Preferred Stock (2,326,610 shares) and options to purchase 108,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, because the effect of their inclusion would be antidilutive.

Convertible Preferred Stock (2,326,858 shares) and options to purchase 186,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2003

	Series A Preferred Stock		Series E Preferred Stock	Common Stock	Paid-in Capital		Treasury Stock			Accumulated Deficit			Accumulated Other Comprehensive Income/<Loss>			Stockholders’ Equity
	(dollars in thousands, except per share)

Balance, January 1, 2003	$4,654		$100	$114	$93,954			$—		$	<24,784	>		$3,204		$77,242
Comprehensive income
Unrealized foreign currency translation loss	—		—	—	—			—			—			<445	>	<445	>
Sale of foreign operations	—		—	—	—			—			—			<3,117	>	<3,117	>
Net income	—		—	—	—			—			12,220			—		12,220

																8,658
Repurchase of Series A Preferred stock	<1	>	—	—	<2	>		—			—			—		<3	>
Common shares held by acquired company	—		—	—	—			<9,924	>		—			—		<9,924	>
Exchange of investments with affiliates	—		—	—	100			—			—			—		100
Preferred dividends
Series A Preferred Stock ($.75 per share)	—		—	—	<1,741	>		—			—			—		<1,741	>
Series E Preferred Stock ($.45 per share)	—		—	—	<22	>		—			—			—		<22	>

Balance, September 30, 2003	$4,653		$100	$114	$92,289		$	<9,924	>	$	<12,564	>	$	<358	>	$74,310

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2003		2002
	(dollars in thousands)
Cash Flows From Operating Activities
Net income <loss>	$12,220		$	<16,677	>
Reconciliation of net income <loss> to net cash used in operating activities
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	18,281			11,549
Gain on sale of land and real estate	<70,304	>		<29,121	>
Equity in <income> loss of investees	4,279			<873	>
Distributions to minority interest holders	—			30
Loss on sale of investments in equity investees	—			531
Loss allocated to minority interest	<333	>		—
Writedown of assets held for sale	2,352			445
Loss on foreign currency transaction	963			—
Increase in accrued interest receivable	<4,015	>		<927	>
<Increase> decrease in other assets	10,185			<96	>
Increase in accrued interest payable	269			2,541
Increase <decrease> in accounts payable and other liabilities	<759	>		382

Net cash used in operating activities	<26,862	>		<32,216	>

Cash Flows From Investing Activities
Collections on notes receivable	26,015			5,473
Proceeds from sale of notes receivable	26,346			—
Pizza parlor equipment purchased	<1,397	>		<2,034	>
Proceeds from sale of real estate	134,535			69,677
Notes receivable funded	<615	>		<1,965	>
Earnest money deposits	<13,311	>		868
Investment in real estate entities, net of cash acquired	<24,218	>		<2,554	>
Acquisition of real estate	<12,000	>		<1,359	>
Distributions to equity investees	<650	>		—
Payments under interest rate swap contract	<31	>		<199	>
Real estate improvements	<21,425	>		<15,795	>

Net cash provided by investing activities	113,249			52,112

Cash Flows from Financing Activities
Proceeds from notes payable	82,275			80,893
Payments on notes payable	<186,142	>		<95,280	>
Deferred borrowing costs	<5,440	>		<4,684	>
Net <payments to>/advances from affiliates	7,815			20,630
Margin borrowings, net	15,890			<17,100	>
Stock sale profits received from affiliate	—			22
Preferred dividends paid	<1,763	>		<1,778	>
Common dividends paid	—			<25	>
Repurchase of Preferred shares	<3	>		—

Net cash used in financing activities	<87,368	>		<17,322	>

Net <decrease> increase in cash and cash equivalents	<981	>		2,574

Cash and cash equivalents, beginning of period	8,432			709

Cash and cash equivalents, end of period	$7,451			$3,283

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$84,815	$42,611

Schedule of noncash investing and financing
Notes payable assumed by buyer on sale of real estate	$43,815	$56,495
Notes receivable from sale of real estate	46,394	10,321
Disposal of property to satisfy debt	6,000	24,886
Cancellation of Series F Preferred Stock	—	3,969
Note receivable from sale of leasehold interests	—	1,300
Acquisition of property to satisfy debt	2,671	16,268
Assumed debt of seller on purchase of real estate	13,375	9,644
Exchange of interest in note receivable for stock	5,764	—
Note receivable from exchange of stock with affiliate	526	—
Funds collected by affiliate for property financing	1,500	—
Funds collected by affiliate on sale of real estate	4,599	—

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

Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).

On November 15, 2002, ARI, through wholly-owned subsidiaries, commenced a tender offer for the common shares of Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IORI”) not already owned by ARI. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock of non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), a related party and the contractual advisor to ARI until June 30, 2003, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At September 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

The following pro forma information reflects the results of operations for ARI as though the consolidation of TCI’s operations had begun on January 1 of each year presented.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2003	2002
Revenue, as reported	$44,877	$144,961		$132,869
Revenue, pro forma	73,103	174,269		174,611
Net income <loss>, as reported	6,898	12,220		<16,677	>
Net income <loss>, pro forma	6,173	11,287		<16,309	>
Earnings per share:
Basic, as reported	$.55	$.96	$	<1.62	>
Basic, pro forma	$.49	$.88	$	<1.59	>
Diluted, as reported	$.55	$.96	$	<1.62	>
Diluted, pro forma	$.49	$.88	$	<1.59	>

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

Effective July 1, 2003, Prime Asset Management, Inc. (“Prime”) became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West, Inc. (“Syntek West”) (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, Prime changed its name to Prime Income Asset Management, Inc. On October 1, 2003, Prime Income Asset Management, LLC (“Prime LLC”), which is 100% owned by Prime, replaced Prime as the advisor to ARI and TCI.

In July 2003, ARI sold its interest in Milano Restaurants International Corporation (“MRI”) to Gruppa Florentina, LLC (“Gruppa”), for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1. BASIS OF PRESENTATION (Continued)

debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt. No gain or loss was recorded in this transaction.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 is not expected to require ARI to reclass any financial instruments currently on its balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Net income <loss>, as reported	$11,265	$6,898	$12,220	$	<16,677	>
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	19		18

Pro forma net income <loss>	$11,265	$6,898	$12,201	$	<16,695	>

Income <loss> per share:
Basic, as reported	$1.00	$.55	$.96	$	<1.62	>
Basic, pro forma	$1.00	$.55	$.96	$	<1.62	>
Diluted, as reported	$1.00	$.55	$.96	$	<1.62	>
Diluted, pro forma	$1.00	$.55	$.96	$	<1.62	>

NOTE 2. REAL ESTATE

In 2003, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Capitol Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289		5.50%	10/44

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554		5.50	08/44
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.60	04/12

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50	05/05

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
Third Quarter
Land
Sheffield Village	Grand Prairie, TX	13.9 Acres	$1,500	$632	$975	5.50	%(3)	09/04
Fourth Quarter
Land
Travelers(4)	Farmers Branch, TX	202.0 Acres	25,000	1,947	22,802	—	(5)	10/06

(1)	Land purchased for apartment construction.

(2)	Assumed debt of seller.

(3)	Variable interest rate

(4)	Purchased from IORI.

(5)	No stated interest rate.

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

In 2002, ARI purchased the following property:

Property	Location	Sq.Ft./ Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Shopping Center
Plaza on Bachman Creek(1)	Dallas, TX	80,278 Sq.Ft.	$3,103	$—	$—		—	—

Second Quarter
Apartments
Pinecrest(2)	North Augusta, SC	120 Units	2,986	—	1,423	(3)	8.75%	03/03
Tiberon Trails(2)	Merrillville, IN	376 Units	12,000	—	6,417	(3)	9.00	07/06

Shopping Center
Alta Mesa(2)	Ft. Worth, TX	59,933 Sq.Ft.	4,000	—	1,804	(3)	10.43	10/04

Land
Pioneer Crossing	Austin, TX	79.4 Acres	1,165	1,213	—		—	—
Willow Springs	Beaumont, CA	20.7 Acres	140	146	—		—	—

(1)	Exchanged with TCI for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.

(2)	Property received from BCM for forgiveness of debt.

(3)	Assumed debt of seller.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2003, ARI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
First Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—		$291		$143
Georgetown	Panama City, FL	44 Units	1,175	323		789	(3)	72
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806		2,784		915
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361		2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—		2,360		489

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq.Ft.	8,700	—		—		8,700	(1)
Cullman	Cullman, AL	92,466 Sq.Ft.	2,000	—		2,650	(3)	1,118	(1)

Office Building
4135 Beltline Road	Addison, TX	90,000 Sq.Ft.	4,358	—		2,858	(3)	178	(2)

Land
Katrina	Palm Desert, CA	89.3 Acres	8,550	<410	>	2,840		<40	>
Nashville	Nashville, TN	8.8 Acres	235	<11	>	217		114

Hotel
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258		4,209	(3)	49	(4)

Second Quarter
Apartments
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976		1,025
Lake Château	Thomasville, GA	98 Units	1,600	460		1,033		147
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		<304	>
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		1,140

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,805
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		5,579

Land
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(5)	—		<149	>
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Solco-Valley Ranch	Farmers Branch, TX	6.1 Acres	1,999	<90	>(7)	—		529

Hotel
Clarion KC Airport (6)	Kansas City, MO	196 Rooms	5,312	—		4,888	(3)	<101	>

Third Quarter
Apartments
Landing & Marina	Pensacola, FL	52 Units	1,825	576		1,162		492
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208		1,149
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,683
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,490

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,698		5,944		2,798
Encino Executive Plaza	Encino, CA	177,211 Sq.Ft.	37,040	1,947		33,145	(3)	<67	>

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Sq. Ft./ Rooms/Units/ Acres	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
Third Quarter (Continued)
Shopping Centers
Oak Tree Village	Lubbock, TX	45,623 Sq.Ft.	$3,366	$1,527		$1,328		$820
Sheboygan	Sheboygan, WI	74,532 Sq.Ft.	1,225	669		569		181
Westwood	Tallahassee, FL	149,855 Sq.Ft.	8,950	5,045		1,880		5,787

Land
Nashville	Nashville, TN	1.1 Acres	201	9		170		135
Palm Desert	Palm Desert, CA	25.1 Acres	2,600	<88	>(9)	—		797
Pioneer Crossing	Austin, TX	367.4 Acres	22,500	4,948		—		13,916
Vista Ridge	Lewisville, TX	14.5 Acres	2,250	713		1,343		622

Hotels
City Suites	Chicago, IL	45 Rooms	4,806	89		4,081	(3)	943	(8)
Majestic	Chicago, IL	52 Rooms	3,550	66		2,448	(3)	704	(8)
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	19,500	250		12,332	(3)	1,731	(8)
Willows	Chicago, IL	55 Rooms	5,144	95		4,054	(3)	978	(8)

Fourth Quarter
Apartments
Summerfield	Orlando, FL	224 Units	9,415	4,845		4,476		4,268

Land
Keller	Tarrant County, TX	30.0 Acres	2,800	2,676		—		2,439
Pioneer Crossing	Austin, TX	343.7 Acres	8,136	3,479		—		2,197

(1)	Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.
(2)	Sold to Tacco Office Investors, Inc., a related party. Gain deferred until sale to unrelated party.
(3)	Debt assumed by purchaser.
(4)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.
(5)	Cash of $210,000 was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold to One Realco Hotel Investors, Inc. (“One Realco Hotel”), a related party.
(7)	Cash of $2.0 million was received by BCM and applied to ARI’s affiliate debt.
(8)	Sold to One Realco Hotel. Gain deferred until sale to unrelated party.
(9)	Cash of $2.6 million was received by Prime and applied to ARI’s affiliate debt.

In 2002, ARI sold the following properties:

Property	Location	Units/ Acres/Sq.Ft.	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/(Loss) on Sale
First Quarter
Apartments
Mallard Lake(1)	Greensboro, NC	336 Units	$14,400	$—		$7,362		$—
Villas	Plano, TX	208 Units	8,525	3,701		4,023		5,615

Land
Katrina	Palm Desert, CA	2.1 Acres	1,323	<40	>	1,237		978
Lakeshore Villas(2)	Harris County, TX	16.9 Acres	1,499	215		—		—
Rasor(2)	Plano, TX	24.5 Acres	1,211	174		—		—
Thompson II	Dallas County, TX	.2 Acres	21	20		—		<11	>
Vista Ridge	Lewisville, TX	10.0 Acres	1,525	130		1,220		401

Shopping Center
Oaktree Village(2)	Lubbock, TX	45,623 Sq.Ft.	2,302	131		1,389	(3)	—

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Sq. Ft./ Units/Acres	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
Second Quarter
Apartments
Oak Hill	Tallahassee, FL	92 Units	$3,200	$156	(4)	$2,550		$285
Regency	Tampa, FL	78 Units	3,200	851		1,710		541
Stonebridge	Florissant, MO	100 Units	4,340	1,142		2,893		3,081
Office Building
Centura	Dallas, TX	410,901 Sq.Ft.	50,000	—		43,739	(3)	5,762	(5)

Land
Hollywood Casino	Farmers Branch, TX	42.8 Acres	16,987	—		6,222	(3)	7,520	(5)
Marine Creek	Ft. Worth, TX	54.2 Acres	3,700	—		1,500	(3)	1,334	(5)
Mason Goodrich	Houston, TX	7.9 Acres	672	46		554		268
Mason Goodrich	Houston, TX	10.3 Acres	1,444	93		1,225		895
Mason Goodrich	Houston, TX	18.0 Acres	2,790	—		2,690	(3)	1,982	(5)
Monterrey	Riverside, CA	61.0 Acres	4,625	—		—		61	(5)
Nashville	Nashville, TN	16.6 Acres	1,890	—		955	(3)	1,016	(5)

Third Quarter
Apartments
Conradi House	Tallahassee, FL	98 Units	1,809	388		1,047		452
Lee Hills	Tallahassee, FL	16 Units	445	355		—		131
Morning Star	Tallahassee, FL	82 Units	2,217	718		1,187		638
Pheasant Ridge	Bellevue, NE	264 Units	10,400	2,576		6,237		6,763
Stonegate	Tallahassee, FL	83 Units	1,785	486		1,026		<124	>
Valley Hi	Tallahassee, FL	54 Units	1,452	75		1,159		436
White Pines	Tallahassee, FL	85 Units	764	10		593		<49	>
Woodsong	Smyrna, GA	190 Units	9,200	<45	>	8,196		7,128

Land
Elm Fork	Denton County, TX	14.5 Acres	2,745	<105	>	2,633		1,615
Elm Fork	Denton County, TX	14.2 Acres	1,526	<54	>	701		527
Elm Fork	Denton County, TX	16.7 Acres	1,617	<299	>	1,554		429
Katrina	Palm Desert, CA	80.0 Acres	6,778	<1,382	>	2,500		<2,045	>
Messick	Palm Desert, CA	71.0 Acres	6,015	<163	>	1,300		2,058

(1)	Exchanged for Governor’s Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2)	Exchanged with TCI for the Plaza on Bachman Creek Shopping Center.
(3)	Debt assumed by purchaser.
(4)	Represents dividends on and redemption of Innovo Preferred Stock. See NOTE 6. “NOTES PAYABLE.”
(5)	Sold to TCI. Gain deferred until sales to unrelated parties in the third quarter of 2002 ($34,000 gain recognized) and the third quarter of 2003 ($27,000 gain recognized).

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At September 30, 2003, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Breakwater Bay	Beaumont, TX	176 Units	$2,487	$7,980	$9,545
Capitol Hill	Little Rock, AR	156 Units	3,111	7,468	9,500
DeSoto Ranch	DeSoto, TX	248 Units	15,872	2,348	16,273
Echo Valley	Dallas, TX	216 Units	10,031	4,189	12,715
Heather Creek	Mesquite, TX	200 Units	3,073	10,229	12,079
Kingsland Ranch	Houston, TX	398 Units	4,323	21,332	23,000
Verandas at City View	Fort Worth, TX	314 Units	13,745	9,098	19,393
Vistas at Pinnacle Park	Dallas, TX	322 Units	2,788	18,394	19,149

During the nine months ended September 30, 2003, ARI completed the 186 unit Blue Lake Villas in Waxahachie, Texas, the 284 unit Falcon Lakes in Arlington, Texas, the 180 unit River Oaks Apartments in Wiley, Texas, the 384 unit Sendero Ridge Apartments in San Antonio, Texas and the 256 unit Spyglass Apartments in Mansfield, Texas.

NOTE 3. NOTES RECEIVABLE

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt paydown and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest will begin accruing after improvements to the site have been completed by ARI. ARI expects that the improvements will be completed by the end of February 2004. The future costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map (the “Map”) is recorded. ARI expects that the Map will be recorded by the end of November 2003. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

In March 2003, ARI sold the Grand Hotel Sofia for $24.8 million, receiving $6.3 million in cash after paying closing costs and debt assumption and providing purchase money financing of $13.5 million. The note was non-interest-bearing for 90 days, then bore interest at 9.0% per annum for the next 90 days and matured in September 2003. In September 2003, the note was collected in full.

In March 2003, ARI sold the 90,000 sq. ft., 4135 Beltline Office Building in Addison, Texas, for $4.4 million. No cash was received or paid by ARI, after debt assumption and providing purchase money financing of $1.5 million. The note bears interest at 12.0% per annum, requires quarterly payments of accrued interest and matures in March 2004.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million, receiving $255,000 after payment of closing costs and debt pay down and providing purchase money financing of $42,000. The note bears interest at 5.0% per annum and requires all interest and principal be paid at maturity in December 2003.

In September 2003, ARI sold a 367.4 acre tract of its Pioneer Crossing land parcel for $22.5 million, receiving $4.9 million after payment of closing costs and providing purchase money financing of $16.9 million. The note bears interest at 8.0% per annum, matures in September 2006 and requires quarterly payments of accrued interest beginning in January 2004. All principal and accrued but unpaid interest are due at maturity. In November 2003, ARI sold an interest in $8.0 million of the note for $7.5 million, receiving $7.2 million in cash after payment of closing costs and debt paydown.

In September 2002, ARI sold its Messick land parcel and an 80.0 acre tract of its Katrina land parcel for $12.8 million, paying $1.5 million after payment of closing costs and debt paydown and providing purchase money financing of $9.6 million. The note bore interest at 8.0% per annum, matured in September 2004 and required quarterly payments of accrued interest. All principal and accrued interest were due at maturity. In February 2003, ARI accepted $7.4 million as full payment for $7.7 million in principal and accrued interest. In March 2003, the remaining $1.9 million note balance was sold to an unrelated party for $1.8 million plus accrued and unpaid interest.

In December 2002, ARI sold its Willow Springs land parcel for $9.8 million, paying $1.3 million after payment of closing costs and debt paydown and providing purchase money financing of $7.8 million. The note bore interest at 8.0% per annum, matured in December 2005 and required periodic interest payments beginning in June 2003. In March 2003, the note was sold to an unrelated party for $7.5 million plus accrued and unpaid interest. The buyer of the note has limited recourse against a 53 acre parcel of ARI’s

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $4.9 million upon completion of the sale of the note.

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the note was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the note has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity. At November 2003, negotiations are underway to modify and extend the terms of the note. In July 2003, ARI advanced an additional $357,000 to the borrower. The new note bears interest at 8.0% per annum and matures in July 2004. All principal and interest are due at maturity.

In December 2002, ARI sold a 171.1 acre tract of its Desert Wells land parcel for $11.9 million receiving $1.4 million after payment of closing costs and debt paydown and providing purchase money financing of $8.9 million. The note bore no interest and matured in March 2003. The principal was due at maturity. In December 2002, an interest in $7.7 million of the note was sold to an unrelated party for $7.7 million. ARI retained a junior interest in $1.2 million of the note. In March 2003, the note was collected in full.

In July 2001, ARI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant Country, Texas. As of April 2003, ARI had funded $2.9 million of the line of credit and it was classified as nonperforming. In May 2003, ARI received a $433,000 principal paydown. Also during May 2003, ARI received 14.373 acres of unimproved land in Tarrant County, Texas, valued at $1.1 million, as a principal paydown. As of July 2003, the line of credit has been paid in full.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer’s general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. At November 2003, negotiations are underway to modify the terms of the note.

Related Party. In May 2003, ARI sold the Clarion Kansas City Airport Hotel to One Realco Hotel for $5.3 million. No cash was received or paid by ARI, after debt assumption and providing purchase money financing of $400,000. The note bore interest at 12.0% per annum, matured in May 2004 and required quarterly interest payments beginning in June 2003. In August 2003, the hotel was sold through foreclosure proceedings. ARI is pursuing collection of the note from One Realco Hotel. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000. The note bears interest at 2% over the prime rate, currently 6.00% per annum, matures in June 2004 and requires monthly interest payments beginning in June 2003 and quarterly principal payments beginning in September 2003.

In July 2003, ARI sold its interest in MRI to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 1. “BASIS OF PRESENTATION”). The note bore interest at 10.0% per annum, matured in August 2013 and required monthly payments of principal and interest beginning in September 2003. ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. Due to debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

In August 2003, ARI sold the Williamsburg Hospitality House to One Realco Hotel for $19.5 million, receiving $250,000 after debt assumption and providing purchase money financing of $5.7 million. The note bears interest at 12.0% per annum, matures in August 2006 and requires semi-annual payments of principal and interest beginning in June 2004. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. The parent company of One Realco Hotel has guaranteed the note; therefore, management has not established reserves or classified the note as nonperforming.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In August 2003, ARI sold the City Suites, Majestic, and Willows hotels to One Realco Hotel for $13.5 million in a single transaction, receiving $250,000 after debt assumption and providing purchase money financing of $2.7 million. The note bears interest at 12.0% per annum, matures in August 2006 and requires semi-annual payments of principal and interest beginning in June 2004. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. The parent company of One Realco Hotel has guaranteed the note; therefore, management has not established reserves or classified the note as nonperforming.

In October 2003, ARI advanced $1.6 million to the Class A Limited Partners of Encino Executive Plaza, Ltd., of which ARI is the general partner. The loans bear interest at 8.5% per annum and mature in June 2006. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. The outstanding principal is due at maturity.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION”). All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in the day-to-day operations or management of One Realco.

In December 2000, an unsecured loan with a remaining principal balance of $1.8 million to Warwick of Summit, Inc. (“Warwick”) matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In March 2003, $27,000 of principal and $223,000 of interest was received. In April 2003, $149,000 of principal and $26,000 of interest was received. In July 2003, $10,000 of interest was received. At November 2003, the loan, and $97,000 of accrued interest, remained unpaid. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. (“Bordeaux”), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, was secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI in payment of the note. ARI recorded real estate assets of $8.8 million and assumed $7.2 million of mortgage debt and other liabilities on the shopping center and the undeveloped land. No gain or loss was recorded on this transaction.

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. At November 2003, the loan, and $1.3 million of accrued interest, remained unpaid. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001.

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

Real estate entities. Before 2003, ARI’s investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI’s advisor until June 30, 2003, served as advisor to IORI and TCI until June 30, 2003.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At June 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

Effective July 1, 2003, Prime became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, Prime changed its name to Prime Income Asset Management, Inc. On October 1, 2003, Prime LLC, which is 100% owned by Prime, replaced Prime as the advisor to ARI and TCI.

ARI’s investment in real estate entities, accounted for using the equity method, at September 30, 2003 was as follows:

Investee	Percentage of ARI’s Ownership at Sept. 30, 2003	Carrying Value of Investment at Sept. 30, 2003	Equivalent Investee Book Value at Sept. 30, 2003	Market Value of Investment at Sept. 30, 2003
IORI	18.4%	$3,660	$8,642	$4,425
Other		533

		$4,193

Set forth below are summarized results of operations of TCI and IORI for the three months ended March 31, 2003, prior to their consolidation by ARI:

Revenues		$31,321
Property operating expenses		23,746
Depreciation		5,460
Interest		11,528

Loss from continuing operations		<9,413	>
Loss from discontinued operations		<459	>
Equity in investees’ gain from sale of real estate		1,509

Net loss	$	<8,363	>

Set forth below are summarized results of operations of IORI for the four months of June—September 2003, following ARI’s exchange of its IORI shares:

Revenues	$4,712
Property operating expenses	2,697
Depreciation	189
Interest	1,018

Net income from continuing operations	808
Loss from discontinued operations	<541	>

Net income	$267

ARI’s share of equity investees’ loss before gains on the sale of discontinued operations was $4.3 million for the nine months ended September 30, 2003, and its share of equity investees’ loss on sale of real estate was $165,000 for the nine months ended September 30, 2003.

ARI’s cash flow from IORI is dependent on the ability of IORI to make distributions. In the fourth quarter of 2000, IORI suspended distributions.

ART Florida Portfolio II, Ltd. In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd., a subsidiary of ARI, owned an interest, sold Villas Continental Apartments. ARI initially received $1.0 million in cash from the sale. In the nine months ended September 30, 2002, ARI recognized a $531,000 loss on the sale, which is included in loss on sale of investments in equity investees in the Consolidated Statements of Operations. Subsequently, ARI received an additional $245,000 in sales proceeds, reducing the total loss to $286,000.

NOTE 5. MARKETABLE EQUITY SECURITIES

Since 1994, ARI has been purchasing equity securities to diversify and increase the liquidity of its margin accounts. These equity securities are considered a trading portfolio and are carried at market value. In the first nine months of 2003, ARI purchased $1.6 million and sold $1.7 million of equity securities. At September 30, 2003, ARI recognized an unrealized increase in the market value

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of its trading portfolio securities of $7,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

In March 2003, ARI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security. The change in market value between the date of purchase and September 30, 2003 was not material.

NOTE 6. NOTES PAYABLE

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans is $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. In August 2003, ARI sold the hotels to a related party (see NOTE 2. “REAL ESTATE”).

In May 2003, the lender on one of ARI’s commercial properties located in Texas notified ARI that the loan on the property was in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loan is $6.5 million. In July 2003, the maturity date of the note was extended to December 2003.

In August 2003, ARI received a loan for $5.0 million that is secured by its investment in equity securities of Realty Korea CR-REIT Co., Ltd. No. 1. The loan is also secured by a second deed of trust on commercial properties in North Carolina and Texas. The loan bears interest at the prime rate plus 1%, currently 5.0%, requires monthly interest only payments and matures in August 2004.

In September 2003, the lender on one of ARI’s commercial properties located in Oklahoma notified ARI that the loan on the property was in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loan is $3.3 million. At November 2003, negotiations with the lender are ongoing.

In October 2003, ARI received a construction loan for $15.5 million for the construction of a new apartment development in Lewisville, Texas.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>		Interest Rate		Maturity Date
First Quarter
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000		$1,551	$2,885		10.750%		03/04
Nashville	Nashville,TN	113.8 Acres	6,059		807	4,725		14.000		03/04
Vineyards II	Tarrant County, TX	18.6 Acres	3,280		3,750	<583	>	6.750	(1)	02/06

Apartments
Arlington Place	Pasadena, TX	230 Units	1,500		—	—	(2)	5.000		05/03	(3)

Second Quarter
Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq.Ft.	6,500		—	6,152		6.250	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700		2,650	1,048		6.250	(1)	04/05

Apartments
Plantation	Tulsa, OK	138 Units	2,320		1,924	173		5.600		06/29

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800		—	1,722		6.250	(1)	04/05

Land
Katrina	Palm Desert, CA	52.0 Acres	5,100		3,000	1,795		6.250	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(4)	450	1,494		7.500		07/04

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/ Acres/ Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>		Interest Rate		Maturity Date
Second Quarter (Continued)
Land (Continued)
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	$—	(4)	$—	$—		—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(4)	—	—		—		—
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850		6.250	%(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(4)	—	—		—		—
Nashville	Nashville, TN	113.8 Acres	941		—	737		14.000		03/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(4)	—	—		—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(4)	—	—		—		—

Third Quarter
Apartments
Tree House	Irving, TX	160 Units	5,100		2,518	2,132		5.000	(1)	08/13
Windsor Tower	Ocala, FL	64 Units	2,000		1,989	<104	>	4.750		08/08

Fourth Quarter
Land
Las Colinas	Las Colinas, TX	55.7 Acres	6,885		17,338	<11,622	>	7.000	(1)	11/04
Rasor	Plano, TX	23.7 Acres	1,260		—	1,214		7.000	(1)	11/04
Valwood	Dallas County, TX	235.0 Acres	8,100		5,400	1,745		7.000	(1)	11/06

(1)	Variable interest rate.

(2)	Cash of $1.5 million was received by BCM and applied to ARI’s affiliate debt.

(3)	Paid in July 2003.

(4)	Single note, with all properties as collateral.

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/ Sq.Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>			Interest Rate		Maturity Date
First Quarter
Land
Walker	Dallas County,TX	90.6 Acres	$8,500		$8,500	$	<1,411	>	11.250	%(1)	01/03

Shopping Center
Plaza on Bachman Creek	Dallas, TX	80,278 Sq.Ft.	5,000		—		4,444		6.625	(1)	04/04

Second Quarter
Apartments
Lee Hills	Tallahassee, FL	16 Units	1,750	(2)	117		590		6.625	(1)	06/05
Valley Hi	Tallahassee, FL	54 Units	—	(2)	878		—		—		—
White Pines	Tallahassee, FL	85 Units	—	(2)	—		—		—		—

Office Buildings
Four Hickory Centre	Farmers Branch, TX	221,000 Sq.Ft.	12,500	(3)	—		3,399		13.000		05/03

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Sq.Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate	Maturity Date
First Quarter
Office Building
Rosedale Towers	Minneapolis, MN	84,798 Sq.Ft.	$5,109	$—	$5,109	12.000%	01/05	(4)
Two Hickory Centre	Farmers Branch, TX	96,127 Sq.Ft.	4,448	—	4,448	12.000	01/05	(5)

Second Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	255	—	203	5.000	05/03	(6)(13)
Confederate Point	Jacksonville, FL	206 Units	1,929	—	—	12.000	04/05	(7)
Foxwood	Memphis, TN	220 Units	1,093	—	—	12.000	04/05	(8)
Governor Square	Tallahassee, FL	168 Units	4,480	3,196	611	7.120	05/07	(6)
Grand Lagoon	Panama City, FL	54 Units	2,083	1,209	655	5.000	05/03	(6)(10)
Oak Hill	Tallahassee, FL	92 Units	2,550	1,875	478	5.000	05/03	(6)(12)
Park Avenue	Tallahassee, FL	121 Units	4,400	2,756	1,341	7.120	05/07	(6)
Seville	Tallahassee, FL	62 Units	1,955	1,263	473	5.000	05/03	(6)(13)
Westwood	Mary Ester, FL	120 Units	3,382	2,327	1,023	7.570	05/12	(6)
Windsor Tower	Ocala, FL	64 Units	1,989	1,128	702	5.000	05/03	(6)
Woodhollow	San Antonio, TX	546 Units	8,160	5,349	2,775	7.120	05/07	(6)
Woodsong	Smyrna, GA	190 Units	2,544	—	—	12.000	04/05	(9)

Office Building
One Hickory Centre	Farmers Branch, TX	102,615 Sq.Ft.	4,468	—	—	12.000	04/05	(11)

(1)	Variable interest rate.

(2)	Single note with all properties as collateral.

(3)	$10.1 million funded at September 30, 2002.

(4)	IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. The business purpose of this transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. After the property was sold to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. In August 2003, ARI repaid the remaining principal and accrued interest.

(5)	TCI purchased 100% of the common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.

(6)	Properties sold to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI until July 2003, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 5.00% to 24.0%. Margin borrowing totaled $25.2 million at September 30, 2003.

Sunset Management Loan. In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan was also secured by a lien on real property owned by ART Williamsburg, Inc. (“AWI”). The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas (the “Texas Litigation”).

The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in a federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of the TCI common stock held by Commonwealth as Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instigated a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc. et al., Case No. A462587 pending in the District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset continued to seek to relitigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and a renewed motion for preliminary injunction and appointment of receiver over TCI in the Nevada Litigation.

Sunset has sought expedited relief and an expedited hearing of the Texas Litigation, which the court refused to grant. The matter was set for a jury trial on December 8, 2003. In addition, the borrowers on the loan have sought to tender cash collateral to the court in lieu of the TCI stock, which motion was denied. TCI has only recently been added to the Texas Litigation as a party.

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

On September 10, 2003, AWI removed the Texas Litigation to the bankruptcy court for the Northern District of Texas. On September 25, 2003, the Texas Litigation was transferred to the Eastern District of Texas. A scheduling conference on this matter is set for December 3, 2003.

Security Loans. In August 2003, ARI obtained a security loan in the amount of €5.0 million from a financial institution in Bulgaria. The funds were used for earnest money for a potential property acquisition in Bulgaria. The loan bore interest at 4.33% over the six-month EURIBOR rate, currently 6.583%, and matured in November 2003. Principal and accrued interest were due at maturity. The loan was secured by 825,666 shares of TCI common stock held by ARI. In October 2003, the earnest money was returned to ARI. In November, the loan was repaid.

In September 2003, ARI obtained a security loan in the amount of $12.5 million from a financial institution. The loan bears interest at 12% over the 30-day LIBOR rate, currently 13.12%, requires monthly payments of interest only and matures in September 2004. The loan is secured by 1,656,537 shares of TCI common stock held by ARI.

In September 2003, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 12% over the 30-day LIBOR rate, currently 13.12%, requires monthly payments of interest only and matures in September 2004. The loan is secured by 250,000 shares of IORI common stock held by ARI.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bore interest at 1% over the prime rate, currently 5.00% per annum, required monthly payments of interest only and matured in October 2003. The loan is callable upon 60 days prior notice, and is secured by 250,000 shares of ARI Common Stock held by BCM. In October 2003, the maturity date was extended to December 2003.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2003, ARI sold the Clarion Kansas City Airport Hotel to One Realco Hotel, a related party, for $5.3 million. No cash was received or paid by ARI, after debt assumption and providing purchase money financing of $400,000. The note bore interest at 12.0% per annum, matured in May 2004 and required quarterly interest payments beginning in June 2003. In August 2003, the hotel was sold through foreclosure proceedings. ARI is pursuing collection of the note from One Realco Hotel. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At September 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

In June 2003, ARI received funds of $757,000 from an affiliate reducing the affiliate receivable. The funds paid down a note secured by undeveloped land in Harris County, Texas.

On June 30, 2003, ARI sold its 74.31% interest in RAK to Realty Advisors, a related party. The sales price was $6.0 million. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 74.31% interest in RAK in 2002. The $6.0 million sales price reduced ARI’s affiliate debt. The $600,000 interest was received in cash in August 2003.

Effective July 1, 2003, Prime became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West, (21%). Syntek West is owned by Gene Phillips. Effective August 18, 2003, Prime changed its name to Prime Income Asset Management, Inc. On October 1, 2003, Prime LLC, which is 100% owned by Prime, replaced Prime as the advisor to ARI and TCI.

In July 2003, ARI sold its interest in MRI to Gruppa, for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest.

In July 2003, ARI paid $3.1 million to BCM for prior year’s legal fees incurred by Gene Phillips. Mr. Phillips is a related party and advisor to ARI.

In August 2003, ARI sold the Williamsburg Hospitality House to One Realco Hotel for $19.5 million, receiving $250,000 after debt assumption and providing purchase money financing of $5.7 million. The note bears interest at 12.0% per annum, matures in August 2006 and requires semi-annual payments of principal and interest beginning in June 2004. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. The parent company of One Realco Hotel has guaranteed the note; therefore, management has not established reserves or classified the note as nonperforming.

In August 2003, ARI sold the City Suites, Majestic, and Willows hotels to One Realco Hotel for $13.5 million in a single transaction, receiving $250,000 after debt assumption and providing purchase money financing of $2.7 million. The note bears interest at 12.0% per annum, matures in August 2006 and requires semi-annual payments of principal and interest beginning in June 2004. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. The parent company of One Realco Hotel has guaranteed the note; therefore, management has not established reserves or classified the note as nonperforming.

In October 2003, ARI advanced $1.6 million to the Class A Limited Partners of Encino Executive Plaza, Ltd., of which ARI is the general partner. The loans bear interest at 8.5% per annum and mature in June 2006. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. The outstanding principal is due at maturity.

In October 2003, ARI purchased the Travelers land from IORI for $25.0 million, paying $1.9 million in cash and giving a wrap note payable to IORI for $22.8 million. The note does not have a stated interest rate, requires monthly payments sufficient to pay the installments due on the underlying debt and matures in October 2006. The principal is due at maturity.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table reconciles the beginning and ending balances of accounts payable to affiliates as of September 30, 2003.

	BCM			PRIME			IORI
Balance, December 31, 2002	$	<15,245	>		$—		$	<8,714	>
Cash transfers to affiliates		103,018			76,125			650
Cash transfers from affiliates		<108,894	>		<80,519	>		—
Fees and reimbursements payable to Advisor		<2,446	>		—			—
Other additions		63,640			8,030			—
Other repayments		<28,943	>		<26,583	>		3,804

Balance, September 30, 2003 (Update)		$11,130		$	<22,947	>	$	<4,260	>

Also at September 30, 2003, ARI owed $1.5 million to affiliates related to cash received upon the sale of apartments to Metra.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gain <loss> on sale of real estate by equity investees, loss on sale of investments in equity investees and other income which totaled $314,000 and $<4.1> million for the three and nine months ended September 30, 2003 and $2.0 million and $858,000 for 2002. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees, writedown of assets held for sale and discontinued operations which totaled $13.2 million and $35.2 million for the three and nine months ended September 30, 2003 and $6.2 million and $21.1 million for 2002. Excluded from operating segment assets are assets of $93.4 million in 2003 and $125.8 million in 2002, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003, Realty Advisors Korea, Ltd. (South Korea), which ARI acquired in 2002 and sold in June 2003, and Hotel Academia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments operating income for the three and nine months ended September 30, 2003 and 2002, and segment assets at September 30, 2003 and 2002.

Three Months Ended September 30, 2003	Commercial Properties	Apartments	Hotels	Land		Pizza Parlors	Receivables/ Other		Total
Operating revenue	$20,838	$22,076	$6,736	$212		$8,330	$29		$58,221
Interest income	—	—	—	—		—	1,795		1,795
Operating expenses	11,595	16,383	4,929	1,445		6,592	<2	>	40,942

Operating income <loss>	$9,243	$5,693	$1,807	$ <1,233	>	$1,738	$1,826		$19,074

Depreciation	$4,708	$1,587	$494	$—		$347	$1		$7,137
Interest	6,787	7,066	738	4,959		336	1,039		20,925
Capital expenditures	2,621	3,948	1,154	607		111	—		8,441
Assets	345,044	357,543	57,214	250,857		22,316	81,716		1,114,690

Property Sales:	Commercial Properties	Apartments	Hotels	Land					Total
Sales price	$58,615	$16,493	$33,000	$27,551					$135,659
Cost of sale	49,095	7,928	28,507	12,080					97,610
Deferred current gain	—	—	4,356	—					4,356
Recognized prior deferred gain	—	—	—	27					27

Gain on sale	$9,520	$8,565	$137	$15,498					$33,720

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Three Months Ended September 30, 2002	Commercial Properties	Apartments	Hotels		Land		Pizza Parlors	Receivables/ Other		Total
Operating revenue	$5,380	$6,902	$5,759		$16		$8,157	$ <18	>	$26,196
Interest income	—	—	—		—		—	509		509
Operating expenses	2,976	4,695	4,196		1,358		6,528	19		19,772

Operating income <loss>	$2,404	$2,207	$1,563		$ <1,342	>	$1,629	$472		$6,933

Depreciation	$888	$528	$421		$—		$295	$2		$2,134
Interest	1,664	1,766	850		4,617		212	2,871		11,980
Capital expenditures	5,194	211	387		759		810	—		7,361
Assets	139,870	92,294	90,084		181,791		21,877	43,379		569,295

Property Sales:		Apartments			Land					Total
Sales price		$28,072			$18,681					$46,753
Cost of sale		12,697			16,097					28,794
Deferred current gain		—			—					—
Recognized prior deferred gain		—			34					34

Gain on sale		$15,375			$2,618					$17,993

Nine Months Ended September 30, 2003	Commercial Properties	Apartments	Hotels		Land		Pizza Parlors	Receivables/ Other		Total
Operating revenue	$47,092	$49,596	$18,003		$400		$24,267	$1,649		$141,007
Interest income	—	—	—		—		—	7,431		7,431
Operating expenses	26,764	35,535	13,307		4,705		19,357	31		99,699

Operating income <loss>	$20,328	$14,061	$4,696		$ <4,305	>	$4,910	$9,049		$48,739

Depreciation	$10,133	$3,817	$1,134		$—		$1,041	$ <6	>	$16,119
Interest	15,735	15,597	1,547		13,074		738	4,826		51,517
Capital expenditures	4,316	13,532	2,245		1,332		1,397	—		22,822
Assets	345,044	357,543	57,214		250,857		22,316	81,716		1,114,690

Property Sales:	Commercial Properties	Apartments	Hotels		Land					Total
Sales price	$87,849	$45,063	$63,062		$39,654					$235,628
Cost of sale	60,127	28,874	58,758		23,150					170,909
Deferred current gain	9,818	—	4,356		—					14,174
Recognized prior deferred gain	—	—	—		19,924					19,924

Gain <loss> on sale	$17,904	$16,189	$ <52	>	$36,428					$70,469

Nine Months Ended September 30, 2002	Commercial Properties	Apartments	Hotels		Land		Pizza Parlors	Receivables/ Other		Total
Operating revenue	$17,462	$19,283	$15,664		$76		$23,979	$425		$76,889
Interest income	—	—	—		—		—	1,906		1,906
Operating expenses	10,504	12,653	11,799		5,438		18,821	141		59,356

Operating income <loss>	$6,958	$6,630	$3,865		$ <5,362	>	$5,158	$2,190		$19,439

Depreciation	$2,431	$1,556	$1,131		$—		$835	$6		$5,959
Interest	5,279	6,238	1,852		16,013		631	9,167		39,180
Capital expenditures	12,227	759	745		2,064		2,034	—		17,829
Assets	139,870	92,294	90,084		181,791		21,877	43,379		569,295

Property Sales:	Commercial Properties	Apartments			Land					Total
Sales price	$52,302	$50,769			$55,980					$159,051
Cost of sale	46,540	27,629			38,916					113,085
Deferred current gain	5,762	—			11,913					17,675
Recognized prior deferred gain	—	—			830					830

Gain on sale	$—	$23,140			$5,981					$29,121

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

For the three and nine months ended September 30, 2003 and 2002, income from discontinued operations relates to 23 properties and leasehold interest in oil and gas properties that ARI sold during 2002 and 29 properties that ARI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003		2002		2003		2002
Revenue
Rental	$4,248		$9,080		$16,956		$32,609
Property operations	4,009		6,041		12,510		19,285

	239		3,039		4,446		13,324
Expenses
Interest	1,276		1,865		5,280		11,621
Depreciation	420		1,328		2,163		5,590

	1,696		3,193		7,443		17,211

Net loss from discontinued operations	<1,457	>	<154	>	<2,997	>	<3,887	>
Gain on sale of real estate	18,222		15,375		34,041		23,140

Equity in gain on sale of real estate by equity investees	<165	>	6,616		<165	>	14,896

Net income from discontinued operations	$16,600		$21,837		$30,879		$34,149

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

Commitments. During 2002, MRI, a then wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1.2 million at September 30, 2003. In July 2003, ARI sold its interest in MRI to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

ARI has entered into an agreement with one of the investors in the Realty Korea CR-REIT Co. Ltd. No. 1 (“REIT”), that is advised by RAK, whereby the investor has been granted the opportunity to require ARI to buy their shares in the REIT twelve months after the closing of the REIT offering for their original investment amount. Their investment is approximately $4.2 million.

Litigation. In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. (“Matisse”). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million, including interest. The judgment is being appealed, and, in the opinion of ARI’s management and legal counsel, there is a

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas. See NOTE 7. “MARGIN BORROWINGS.”

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

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At September 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

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

Effective July 1, 2003, Prime Asset Management, Inc. (“Prime”) became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West, Inc. (“Syntek West”) (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, Prime changed its name to Prime Income Asset Management, Inc. On October 1, 2003, Prime Income Asset Management, LLC (“Prime LLC”), which is 100% owned by Prime, replaced Prime as the advisor to ARI and TCI.

In July 2003, ARI sold its interest in Milano Restaurants International Corporation (“MRI”) to Gruppa Florentina, LLC (“Gruppa”), for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued and unpaid interest, to reduce affiliate debt.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

Liquidity and Capital Resources

ARI reported net income of $12.2 million for the nine months ended September 30, 2003, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $18.3 million, gain on sale of real estate of $70.3 million and equity in loss of equity investees of $4.3 million. Net cash used in operating activities amounted to $26.9 million for the nine months ended September 30, 2003, interest receivable increased by $4.0 million due to additional notes receivable from seller financings, other assets decreased by $10.2 million primarily due to reduced escrow deposits, interest payable increased by $269,000 due to an increased balance of notes payable and other liabilities decreased by $759,000 primarily due to a decrease in security deposits and property taxes.

Net cash provided by investing activities of $113.2 million was primarily due to real estate acquisitions of $12.0 million, payments made under interest rate swap contract of $31,000, additional fundings of notes receivable of $615,000, distributions to equity investees of $650,000, real estate improvements of $21.4 million, investments in real estate entities of $24.2 million, earnest money deposits of $13.3 million and purchases of pizza parlor equipment of $1.4 million. These outflows for investing activities were offset by the collection of $26.0 million on notes receivable, $134.5 million from the sale of real estate and $26.3 million from the sale of notes receivable.

Net cash used in financing activities of $87.4 million was comprised of proceeds received from the funding or refinancing of notes payable of $82.3 million and advances from affiliates of $7.8 million; offset by cash payments of $186.1 million to paydown existing notes payable, $5.4 million for financing costs and $1.8 million in dividends on Preferred Stock.

In 2003, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
Capitol Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289		5.50%		10/44

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554		5.50		08/44
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.60		04/12

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05

Third Quarter
Land
Sheffield Village	Grand Prairie, TX	13.9 Acres	1,500	632	975		5.50	(3)	09/04

(1)	Land purchased for apartment construction.

(2)	Assumed debt of seller.

(3)	Variable interest rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources (Continued)

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

In 2003, ARI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/(Loss) on Sale
First Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—		$291		$143
Georgetown	Panama City, FL	44 Units	1,175	323		789	(3)	72
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806		2,784		915
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361		2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—		2,360		489

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq.Ft.	8,700	—		—		8,700	(1)
Cullman	Cullman, AL	92,466 Sq.Ft.	2,000	—		2,650	(3)	1,118	(1)

Office Building
4135 Beltline Road	Addison, TX	90,000 Sq.Ft.	4,358	—		2,858	(3)	178	(2)

Land
Katrina	Palm Desert, CA	89.3 Acres	8,550	<410	>	2,840		<40	>
Nashville	Nashville, TN	8.8 Acres	235	<11	>	217		114

Hotel
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258		4,209	(3)	49	(4)

Second Quarter
Apartments
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976		1,025
Lake Chateau	Thomasville, GA	98 Units	1,600	460		1,033		147
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		<304	>
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		1,140

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,805
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		5,579

Land
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(5)	—		<149	>
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)			Debt Discharged		Gain/(Loss) on Sale
Second Quarter (Continued)
Land (Continued)
Solco-Valley	Farmers Branch, TX	6.1 Acres	$1,999	$	<90	>(7)	$—		$529

Hotel
Clarion KC Airport (6)	Kansas City, MO	196 Rooms	5,312		—		4,888	(3)	<101	>

Third Quarter
Apartments
Landings & Marina	Pensacola, FL	52 Units	1,825		576		1,162		492
Lincoln Court	Dallas, TX	55 Units	3,038		1,834		1,208		1,899
Quail Creek	Lawrence, KS	95 Units	4,700		1,188		3,260		1,683
Stone Oak	San Antonio, TX	252 Units	6,930		3,670		2,699		4,490

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034		1,698		5,944		2,798
Encino Executive Plaza	Encino, CA	177,211 Sq.Ft.	37,040		1,946		33,145	(3)	<2	>

Shopping Center
Oak Tree Village	Lubbock, TX	45,623 Sq.Ft.	3,366		1,527		1,328		820
Sheboygan	Sheboygan, WI	74,532 Sq.Ft.	1,225		669		569		181
Westwood	Tallahassee, FL	149, 855 Sq.Ft.	8,950		5,045		1,880		5,787

Land
Nashville	Nashville, TN	1.1 Acres	201		9		170		135
Palm Desert	Palm Desert, CA	25.1 Acres	2,600		<88	>(9)	—		797
Pioneer Crossing	Austin, TX	367.4 Acres	22,500		4,948		—		13,916
Vista Ridge	Lewisville, TX	14.5 Acres	2,250		713		1,343		622

Property
Hotels
City Suites	Chicago, IL	45 Rooms	4,806		89		4,081	(3)	943	(8)
Majestic	Chicago, IL	52 Rooms	3,550		66		2,448	(3)	704	(8)
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	19,500		250		12,332	(3)	1,731	(8)
Willows	Chicago, IL	55 Rooms	5,144		95		4,054	(3)	978	(8)

Fourth Quarter
Apartments
Summerfield	Orlando, FL	224 Units	9,415		4,845		4,476		4,268

Land
Keller	Tarrant County, TX	30.0 Acres	2,800		2,676		—		2,439
Pioneer Crossing	Austin, TX	343.7 Acres	8,136		3,479		—		2,197
(1)	Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.

(2)	Sold to Tacco Office Investors, Inc., a related party. Gain deferred until sale to unrelated party.

(3)	Debt assumed by purchaser.

(4)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.

(5)	Cash of $210,000 was received by BCM and applied to ARI’s affiliate debt.

(6)	Sold to One Realco Hotel Investors, Inc. (“One Realco Hotel”), a related party.

(7)	Cash of $2.0 million was received by BCM and applied to ARI’s affiliate debt.

(8)	Sold to One Realco Hotel. Gain deferred until sale to unrelated party.

(9)	Cash of $2.6 million was received by Prime and applied to ARI’s affiliate debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources (Continued)

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans is $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. In August 2003, ARI sold the hotels to a related party (see NOTE 2. “REAL ESTATE”).

In May 2003, the lender on one of ARI’s commercial properties located in Texas notified ARI that the loan on the property was in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loan is $6.5 million. In July 2003, the maturity date of the note was extended to December 2003.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/ Sq. Ft	Debt Incurred		Debt Discharged	Net Cash Received/ <Paid>		Interest Rate		Maturity Date
First Quarter
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000		$1,551	$2,885		10.750%		03/04
Nashville	Nashville, TN	113.8 Acres	6,059		807	4,725		14.000		03/04
Vineyards II	Tarrant County, TX	18.6 Acres	3,280		3,750	<583	>	6.750	(1)	02/06

Apartments
Arlington Place	Pasadena, TX	230 Units	1,500		—	—	(2)	5.000		05/03	(3)

Second Quarter
Apartments
Plantation	Tulsa, OK	138 Units	2,320		1,924	173		5.600		06/29

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800		—	1,722		6.250		04/05

Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq.Ft.	6,500		—	6,152		6.250	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700		2,650	1,048		6.250	(1)	04/05

Land
Katrina	Palm Desert, CA	110.6 Acres	5,100		3,000	1,795		6.250	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(4)	450	1,494		7.500		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(4)	—	—		—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(4)	—	—		—		—
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850		6.250	(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(4)	—	—		—		—
Nashville	Nashville, TN	113.8 Acres	941		—	737		14.000		03/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(4)	—	—		—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(4)	—	—		—		—

Third Quarter
Apartments
Tree House	Irving, TX	160 Units	5,100		2,518	2,132		5.000	(1)	08/13
Windsor Tower	Ocala, FL	64 Units	2,000		1,989	<104>		4.750		08/08

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Liquidity and Capital Resources (Continued)

Property	Location	Units/ Acres/ Sq. Ft	Debt Incurred	Debt Discharged	Net Cash Received/ <Paid>			Interest Rate		Maturity Date
Fourth Quarter
Land
Las Colinas	Las Colinas, TX	55.7 Acres	$6,885	$17,338	$	<11,622	>	7.000	%(1)	11/04
Rasor	Plano, TX	23.7 Acres	1,260	—		1,214		7.000	(1)	11/04
Valwood	Dallas County, TX	235.0 Acres	8,100	5,400		1,745		7.000	(1)	11/06

(1)	Variable interest rate.
(2)	Cash of $1.5 million was received by BCM and applied to ARI’s affiliate debt.
(3)	Paid in July 2003.
(4)	Single note, with all properties as collateral.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio and bear interest rates ranging from 5.00% to 24.0%. Margin borrowing totaled $25.2 million at September 30, 2003.

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

In May 2003, ARI sold the Clarion Kansas City Airport Hotel to One Realco Hotel for $5.3 million. No cash was received or paid by ARI, after debt assumption and providing purchase money financing of $400,000. The note bore interest at 12.0% per annum, matured in May 2004 and required quarterly interest payments beginning in June 2003. In August 2003, the hotel was sold through foreclosure proceedings. ARI is pursuing collection of the note from One Realco Hotel. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At September 30, 2003, ARI owned 18.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Related Party Transactions (Continued)

In June 2003, ARI received funds of $757,000 from an affiliate reducing the affiliate receivable. The funds paid down a note secured by undeveloped land in Harris County, Texas.

On June 30, 2003, ARI sold its 73.41% interest in RAK to Realty Advisors, a related party. The sales price was $6.0 million. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 73.41% interest in RAK in 2002. The $6.0 million sales price reduced ARI’s affiliate debt. The $600,000 interest was received in cash in August 2003.

In July 2003, ARI sold its interest in MRI to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 1. “BASIS OF PRESENTATION”). The loan bears interest at 10.0% per annum, matures in August 2013 and requires monthly payments of principal and interest beginning in September 2003. ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. Due to debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

Effective July 1, 2003, Prime became the advisor to ARI and TCI. Prime is owned by Realty Advisors (79%) and Syntek West (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, Prime changed its name to Prime Income Asset Management, Inc. On October 1, 2003, Prime LLC, which is 100% owned by Prime, replaced Prime as the advisor to ARI and TCI.

In July 2003, ARI paid $3.1 million to BCM for prior year’s legal fees incurred by Gene Phillips. Mr. Phillips is a related party and advisor to ARI.

In August 2003, ARI sold the Williamsburg Hospitality House to One Realco Hotel for $19.5 million, receiving $250,000 after debt assumption and providing purchase money financing of $5.7 million. The note bears interest at 12.0% per annum, matures in August 2006 and requires semi-annual payments of principal and interest beginning in June 2004. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. The parent company of One Realco Hotel has guaranteed the note; therefore, management has not established reserves or classified the note as nonperforming.

In August 2003, ARI sold the City Suites, Majestic and Willows hotels to One Realco Hotel for $13.5 million in a single transaction, receiving $250,000 after debt assumption and providing purchase money financing of $2.7 million. The note bears interest at 12.0% per annum, matures in August 2006 and requires semi-annual payments of principal and interest beginning in June 2004. In September 2003, One Realco Hotel filed for bankruptcy protection under Chapter 11. The parent company of One Realco Hotel has guaranteed the note; therefore, management has not established reserves or classified the note as nonperforming.

In October 2003, ARI advanced $1.6 million to the Class A Limited Partners of Encino Executive Plaza, Ltd., of which ARI is the general partner. The loans bear interest at 8.5% per annum and mature in June 2006. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. The outstanding principle is due at maturity.

In October 2003, ARI purchased the Travelers land from IORI for $25.0 million, paying $1.9 million in cash and giving a wrap note payable to IORI for $22.8 million. The note does not have a stated interest rate, requires monthly payments sufficient to pay the installments due on the underlying debt and matures in October 2006. The principle is due at maturity.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the nine months ended September 30, 2003, ARI reported net income of $12.2 million, compared to a net loss of $16.7 million for the nine months ended September 30, 2002. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

Rents increased to $49.9 million and $116.7 million in the three and nine months ended September 30, 2003, from $18.0 million and $52.9 million in 2002. Rents from commercial properties increased to $47.1 million for the nine months ended September 30, 2003, from $17.5 million in 2002, rent from hotels increased to $18.0 million in the nine months ended September 30, 2003, from $15.7 million in 2002 and rent from apartments increased to $49.6 million in the nine months ended September 30, 2003, from $19.3 million in 2002. The increase in rents was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations (Continued)

following ARI’s acquisition of more than 50% of TCI’s common stock. Without the effect of the consolidation of TCI’s operations, rents increased to $20.0 million and $58.9 million in the three and nine months ended September 20, 2003. The increase was primarily attributable to increased apartment rents, due to the acquisition of two apartments and the construction of an apartment in 2002.

Property operations expense increased to $34.4 million and $80.3 million in the three and nine months ended September 30, 2003, from $13.2 million and $40.5 million in 2002. Property operations expense for commercial properties increased to $26.8 million in the nine months ended September 30, 2003, from $10.5 million in 2002. For hotels, property operations expense increased to $13.3 million in the nine months ended September 30, 2003, from $11.8 million in 2002. For land, property operations expense decreased to $4.7 million in the nine months ended September 30, 2003 from $5.4 million in 2002. For apartments, property operations expense increased to $35.5 million in the nine months ended September 30, 2003, from $12.7 million in 2002. The increase in commercial, hotel and apartment property operations expense was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares. The decrease in land property operations expense was primarily attributable to decreased real estate taxes as a result of land sales in 2002. Without the effect of the consolidation of TCI’s operations, property operations expense increased to $14.6 million and $43.1 million in the three and nine months ended September 30, 2003. The increase was primarily attributable to increased apartment operating expenses, due to the acquisition of two apartments and the construction of one apartment in 2002.

Pizza parlor sales and cost of sales of $8.3 million and $6.6 million, respectively, in the three months ended September 30, 2003 and $24.3 million and $19.4 million in the nine months ended September 30, 2003 approximated the $8.2 million and $6.5 million, respectively, in the three months ended September 30, 2002 and $24.0 million and $18.8 million in the nine months ended September 30, 2002.

Interest income increased to $1.8 million and $7.4 million in the three and nine months ended September 30, 2003 from $509,000 and $1.9 million in 2002. The increase was primarily attributable to the addition of $67.5 million of mortgage notes receivable in 2002.

Equity in loss of investees improved to $<204,000> and $<4.3> million in the three and nine months ended September 30, 2003, from $<4.8> million and $<14.0> million in 2002. The improvement was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares. Prior to March 31, 2003, and in 2002, ARI’s equity in loss of investees included equity in TCI’s operations.

Loss on the sale of investments in equity investees was $531,000 for the nine months ended September 30, 2002. See NOTE 4. “INVESTMENTS IN EQUITY INVESTEES.”

Other income of $55,000 and $307,000 in the three and nine months ended September 30, 2003 approximated the $190,000 and $516,000 in the three and nine months ended September 30, 2002.

Interest expense increased to $20.9 million and $51.5 million in the three and nine months ended September 30, 2003 from $12.0 million and $39.2 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares. Without the effect of consolidation of TCI’s operations, interest expense decreased to $10.0 million and $30.9 million in the three and nine months ended September 30, 2003. The decrease was primarily attributable to reduced balances payable on stock loans and land mortgages.

Depreciation and amortization expense increased to $7.1 million and $16.1 million in the three and nine months ended September 30, 2003, from $2.1 million and $6.0 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Discount on sale of notes receivable was $1.6 million in the nine months ended September 30, 2003. This represents the discount from the face amount given by ARI to purchasers of notes receivable. See NOTE 3. “NOTES RECEIVABLE.”

General and administrative expenses increased to $6.1 million and $16.9 million in the three and nine months ended September 30, 2003, from $3.3 million and $9.8 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares. In addition, the three and nine months of 2003 include $3.1 million of one-time reimbursements to BCM for legal fees and $1.0 million for loss on foreign currency transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations (Continued)

Advisory fees increased to $3.7 million and $8.5 million in the three and nine months ended September 30, 2003 from $1.6 million and $4.8 million in 2002. The increase is primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Net income fee to affiliate was $675,000 in the three and nine months ended September 30, 2003. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

Incentive fee to affiliate was $1.1 million in the three and nine months ended September 30, 2003. The incentive fee is only due if ARI is also subject to the net income fee. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2003 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

Writedown of assets held for sale was $2.4 million in the nine months ended September 30, 2003. The carrying value of an office building in Encino, California, sold in the third quarter of 2003, was reduced to its net realizable value in the second quarter of 2003.

Minority interest decreased to $20,000 and $1.2 million in the three and nine months ended September 30, 2003, from $436,000 and $2.0 million in 2002. The decrease is primarily attributable to reduced minority participation in ARI partnerships and in the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Net income from discontinued operations decreased to $16.6 million and $30.9 million in the three and nine months ended September 30, 2003 from $21.8 million and $34.1 million in 2002. The net income relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002 and 29 properties that ARI sold in 2003. The following table summarizes revenue and expense information for the properties sold.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003		2002		2003		2002
Revenue
Rental	$4,248		$9,080		$16,956		$32,609
Property operations	4,009		6,041		12,510		19,285

	239		3,039		4,446		13,324
Expenses
Interest	1,276		1,865		5,280		11,621
Depreciation	420		1,328		2,163		5,590

	1,696		3,193		7,443		17,211

Net loss from discontinued operations	<1,457	>	<154	>	<2,997	>	<3,887	>
Gain on sale of real estate	18,222		15,375		34,041		23,140
Equity in gain on sale of real estate by equity investees	<165	>	6,616		<165	>	14,896

Net income from discontinued operations	$16,600		$21,837		$30,879		$34,149

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income after the use of NOL carryforwards or provision for income taxes in the three and nine months ended September 30, 2003 or 2002.

At September 30, 2003, ARI had a net deferred tax asset of $113.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2003, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$226,737	7.116%	$2,267

Total decrease in ARI’s annual net income			$2,267

Per share			$21

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, ARI carried out an evaluation, under the supervision and with the participation of ARI’s management, including ARI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of ARI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures are effective in timely alerting him to material information relating to ARI (including its consolidated subsidiaries) required to be included in ARI’s periodic SEC filings.

(b)	There have been no significant changes in ARI’s internal controls or in other factors that could significantly affect ARI’s internal controls subsequent to the date ARI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Sunset Management. In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan was also secured by a lien on real property owned by ART Williamsburg, Inc. (“AWI”). The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas (the “Texas Litigation”).

The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in a federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of the TCI common stock held by Commonwealth as Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instigated a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc. et al., Case No. A462587 pending in the District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset continued to seek to relitigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and a renewed motion for preliminary injunction and appointment of receiver over TCI in the Nevada Litigation.

Sunset has sought expedited relief and an expedited hearing of the Texas Litigation, which the court refused to grant. The matter was set for a jury trial on December 8, 2003. In addition, the borrowers on the loan have sought to tender cash collateral to the court in lieu of the TCI stock, which motion was denied. TCI has only recently been added to the Texas Litigation as a party.

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

On September 10, 2003, AWI removed the Texas Litigation to the bankruptcy court for the Northern Division of Texas. On September 25, 2003, the Texas Litigation was transferred to the Eastern District of Texas. The scheduling conference in this matter is set for December 3, 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting was held on August 26, 2003, at which stockholders were asked to consider and vote upon the election of Directors and a proposal that Article Fourth of the Restated Articles of Incorporation of ARI be amended to eliminate the designation for Series B Convertible Preferred Stock. At the meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	10,453,124	120,131
Earl D. Cecil	10,453,258	119,997
Ted P. Stokely	10,453,589	119,666
Martin L. White	10,453,953	119,302

There were no abstentions or broker non-votes on the election of Directors.

Also at the meeting, the shareholders voted on the amendment of Articles of Incorporation:

Shares Voting
For	Against	Abstain
10,511,605	33,677	27,973

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated as of August 26, 2003, filed herewith.

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dates as of October 1, 2003, filed herewith.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

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

A Current Report on Form 8-K, dated August 11, 2003, was filed with respect to Item 2. “Acquisition or Disposition of Assets” and Item 7. “Financial Statements and Exhibits,” which reports the disposition of 10 apartments, one commercial property, three hotels and five land parcels.

A Current Report on Form 8-K, dated October 1, 2003, was filed with respect to Item 5. “Other Events” and Item 7. “Financial Statements and Exhibits,” which reports the assignment of ARI’s Advisory Agreement with Prime to Prime LLC effective October 1, 2003.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2003	By:	/s/ RONALD E. KIMBROUGH

Ronald E. Kimbrough Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2003

Exhibit Number	Description	Page Number

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dates as of August 26, 2003, filed herewith.

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated as of October 1, 2003, filed herewith.

31.1	Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.