Form 10-K
period 2003-12-31
AMERICAN REALTY INVESTORS INC
filed 2004-04-16
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

Commission File Number 1-15663

American Realty Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	75-2847135 (I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas (Address of Principal Executive Offices)	75234 (Zip Code)

(469) 522-4200

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the New York Stock Exchange as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $27,707,663 based upon a total of 2,261,850 shares held as of June 30, 2003 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 19, 2004, there were 11,390,272 shares of common stock outstanding, including 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 1-14784

INDEX TO

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     BUSINESS

The predecessor to American Realty Investors, Inc. (“ARI”) was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. (“TCI”), and Income Opportunity Realty Investors, Inc. (“IORI”) jointly announced a preliminary agreement with the plaintiff’s legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for a complete settlement of all disputes in the lawsuit (the “Olive Litigation”). In February 2002, the court granted final approval of the proposed settlement (the “Olive Settlement”). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offer for the IORI and TCI shares. The tender offer was completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfilled the obligations under the Olive Settlement, and the Olive Litigation originally filed in February 1990 was dismissed with prejudice.

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At December 31, 2003, ARI and TCI have the same Board of Directors, and three of the directors of IORI also served as directors of ARI. At March 31, 2004, only one director of ARI (Ted Stokely) also serves as a director of IORI. Effective July 1, 2003, ARI and TCI have the same advisor.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of an ARI subsidiary in the amount of $526,000 (see NOTE 3. ‘NOTES AN INTEREST RECEIVABLE”). After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (See NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in open market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2003, ARI subsidiaries owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003, TCI owned 24.0% of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

On June 30, 2003, ARI sold its 71.4% interest in Realty Advisors Korea, Ltd. (“RAK”) to Realty Advisors, Inc. (“Realty Advisors”), a related party, for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 71.4% interest in RAK in 2002.

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (79%) and Syntek West, Inc. (“Syntek West”) (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset

Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

Business Plan and Investment Policy

ARI’s primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects and partnerships and, to a lesser extent, financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of ARI is set forth in ITEM 2. “PROPERTIES”, ITEM 3. “NOTES AND INTEREST RECEIVABLE” and in Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” ARI has six operating segments: apartments, commercial properties, hotels, land ownership, quick-service restaurants and notes receivables. See Note 19 to the Consolidated Financial Statements.

ARI’s business objective is to maximize long-term profitability for its stockholders by investing in commercial real estate through the ownership, management, development and acquisition of apartments, commercial properties, hotels and land. ARI intends to achieve this objective through offering properties in multiple markets and operating as a leading landlord within the industry. ARI believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, both in terms of geographic market and real estate product type, and access to capital. In pursuing its business objective, ARI seeks to achieve a combination of internal and external growth, maintain a strong balance sheet, and pursue a strategy of financial flexibility. When ARI’s marketing efforts identify opportunities, ARI will, in appropriate instances, pursue those opportunities. ARI seeks to maximize the profitability of its apartments and commercial properties by endeavoring to maintain high occupancy levels while obtaining competitive rental rates, controlling costs and focusing on customer service efforts.

Current general economic conditions have resulted in downward pressure on rental rates, and market rental rates have declined on a year-to-year basis. ARI seeks to generate increased cash flow from apartments and commercial properties in operation through annual contractual increases in rental rates under leases. ARI also seeks to identify the best practices across operating platforms in order to enhance cost savings and other efficiencies. ARI and its subsidiaries employ an annual capital improvement and preventative maintenance program designed to reduce the operating costs of the apartments and commercial properties and maintain the long-term value of those real estate assets.

ARI also pursues attractive development opportunities, focusing primarily upon new construction or development, either directly or in concert with non-affiliated parties or affiliates. A summary of the properties under construction is set forth under Item 2 “PROPERTIES” below.

ARI also seeks to acquire properties consistent with its business objectives and strategies. ARI executes its acquisition strategy by purchasing properties which management believes will create stockholder value over the long-term. During the year ended December 31, 2003, ARI, through its subsidiaries, acquired eight properties and disposed of 38 properties. ARI’s subsidiaries dispose of properties and land held for development which no longer fit within ARI’s business plan or with respect to which management believes it can optimize cash proceeds.

Although ARI seeks to maximize long-term profitability for its stockholders through the development, acquisition and disposition of properties, ARI intends to continue to pursue its development, acquisition and disposition strategies. ARI at all times, and currently, is in various stages of discussions and negotiations with respect to development, acquisition and disposition projects. The consummation of any current or future development, acquisition or disposition, if any, and the pace at which any may be completed cannot be assured or predicted.

Substantially all properties are owned by separate subsidiaries of ARI, many of which are single-asset entities. This structure permits greater access to financing for individual properties and permits flexibility in the type of transaction available for future disposition of each property by permitting a sale of either the asset or the equity ownership in the entity owning the asset. From time to time, subsidiaries have invested in joint ventures with others, which creates the possibility of risks that do not exist with properties solely owned by an ARI subsidiary. In those instances where other participants are involved, those other participants may, at any time, have business, economic or other objectives that are inconsistent with ARI’s objectives which may require a different action for the operation or ultimate disposition of the asset in question.

Real estate generally cannot be sold quickly. ARI and its subsidiaries may not be able to dispose of properties promptly in response to economic or other conditions. To offset this challenge, selective dispositions have been a part of ARI’s strategy to create an efficient portfolio and provide additional sources of capital for future use. See the discussion under “LIQUIDITY AND CAPITAL RESOURCES” in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information concerning sales of properties during the past three years. Similarly, ARI and its subsidiaries finance acquisitions at times through non-recourse mortgages, internally-generated funds, and to the lesser extent, property sales. Those sources provide the bulk of funds for future acquisitions. ARI from time to time acquires properties subject to existing indebtedness by a subsidiary assuming such indebtedness. When properties are acquired in such manner, ARI and its subsidiaries customarily seek to refinance the asset in order to properly leverage the asset for future operation.

ARI, through its subsidiary, Milano Restaurants International, Inc. (“MRI”), operates and franchises several quick-service restaurant concepts including pizzerias featuring pizza delivery, carry-out and dine-in under the trademarks “Me-N-Ed’s Pizzerias,” “Me-N-Ed’s Slices” and “Angelo & Vito’s Pizzerias.” The first Me-N-Ed’s Pizzeria opened in 1958. At December 31, 2003, there were 60 restaurants in operation, consisting of 43 owned and 17 franchised. Two of the restaurants were located in Texas and the remainder were in California. In addition to the Pizzerias, MRI has developed two new concepts: Pizzeria del Pane, a bakery/café concept and Zia Mia’s Cucina Italiana, a full service Italian restaurant. The initial locations for each of the concepts are set to open in 2004.

ARI’s businesses are not seasonal. With regard to real estate investments, ARI is seeking both current income and capital appreciation. ARI’s plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income producing real estate such as hotels, apartments or commercial properties or equity securities of real estate-related entities. ARI also intends to continue to pursue higher risk, higher reward investments, such as improved and unimproved land where it can obtain financing of substantially all of a property’s purchase price. ARI intends to seek selected dispositions of certain of its assets, in particular, selected income producing properties in stabilized markets and certain of its land holdings where the prices obtainable for such assets justify their disposition. ARI has determined that it will no longer actively seek to fund or purchase mortgage loans. However, it may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. See ITEM 2. “PROPERTIES”, ITEM 3. “NOTES AND INTEREST RECEIVABLE” and Schedules III and IV to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

ARI’s Board of Directors has broad authority under ARI’s governing documents to make all types of investments, and may devote available assets to particular investments or types of investments, without restriction on the amount or percentage of assets that may be allocated to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that may be acquired. Investment objectives and policies may be changed at any time by the Board without stockholder approval.

The specific composition from time to time of ARI’s real estate portfolio owned through subsidiaries depends largely on the judgment of management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. Management intends to attempt to maintain a real estate portfolio diversified by location and type of property.

In addition to its equity investments in real estate, ARI and/or its subsidiaries have also invested in private and open market purchases of the equity securities of IORI and TCI, both affiliates of ARI. See ITEM 2. “PROPERTIES—Investments in Real Estate Companies and Real Estate Partnerships.”

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, its day-to-day operations are performed by Prime, a contractual advisor under the supervision of the Board. The duties of Prime include, among other things, locating, investigating, evaluating and recommending real estate and mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with ARI’s business plan and investment policy decisions made by the Board. Prime is indirectly owned by a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and ARI. As of March 19, 2004, PIAMI, Prime’s parent, owned 1,437,208 shares of ARI’s Common Stock, approximately 12.6% of the shares then outstanding. Prime is more fully described in ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

Prime has been providing advisory services to ARI since October 1, 2003. Prime also serves as advisor to TCI. The officers of ARI are also officers of IORI, TCI and Prime. The Directors of ARI also serve as directors of TCI. The Chairman of the Board of Directors of ARI also serves as the Chairman of the Board of Directors of TCI and IORI. Affiliates of Prime have provided property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide such property management services. Triad and Carmel subcontract with other entities for property-level management services. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 47 of ARI’s commercial properties (shopping centers, office buildings and a merchandise mart) to Regis Realty, Inc. (“Regis”), a related party, which was a company owned by GS Realty Services, Inc. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Realty I, LLC (“Regis I”), has provided these services. Regis I is owned by Highland. Since January 1, 2003, Regis Hotel I, LLC, has managed ARI’s 12 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with Prime.

Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

ARI has no employees itself, but MRI has 895 employees. Employees of Prime render services to ARI.

Competition

Real Estate.    The real estate business is highly competitive, and ARI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”), some of which have greater financial resources than ARI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial or group users. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of ARI’s properties, in particular its improved and unimproved land, are also competitive factors.

To the extent that ARI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell properties in areas where ARI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions,” the officers of ARI also serve as officers of IORI and TCI, both of which have business objectives similar to ARI’s. ARI’s officers and advisor owe fiduciary duties to both IORI and TCI as well as to ARI under applicable law. In determining whether a particular investment opportunity will be allocated to ARI, IORI or TCI, management and the advisor consider the respective investment objectives of each and the appropriateness of a particular investment in light of the existing real estate and mortgage notes receivable portfolios of each. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity which has had funds available for investment for the longest period of time or, if appropriate, the investment may be shared among all or some of the entities.

In addition, also as described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” ARI also competes with entities which are affiliates of Prime having similar investment objectives in the purchasing, selling, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed ARI that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

ARI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the purchase, sale or refinancing of a property difficult or unattractive and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or the advisor. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of ARI’s real estate and mortgage notes receivable portfolios. However, to the extent that property sales, new property investments, in particular improved and unimproved land, or mortgage lending are concentrated in any particular region, the advantages of geographic diversification are mitigated.

Virtually all of ARI’s real estate, equity security holdings in IORI and TCI and its portfolio of equity securities are held subject to secured indebtedness. Such borrowings increase the risk of loss because they represent a prior claim on ARI’s assets and require fixed payments regardless of profitability. In the event of default, the lender may foreclose on the assets securing such indebtedness, and ARI could lose its investment in the pledged assets.

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

MRI’s success is largely dependent upon the efforts of its management and other key personnel. The loss of the service of one or more members of management could have an adverse effect on MRI’s operations. Significant transitions in management involve important risks, including potential loss of key personnel, difficulties in implementing changes to operational strategies and maintaining relationships with franchisees.

At December 31, 2003, MRI owned and operated 43 and franchised 17 pizza parlors. The results achieved by MRI’s relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of MRI’s relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on MRI’s results of operations than would be the case in a company owning more pizza parlors.

MRI’s existing pizza parlors, both owned and franchised, are located in California or Texas. At December 31, 2003, there were 58 pizza parlors in California and two in Texas. Accordingly, MRI’s results of operations may be affected by economic or other conditions in those regions. Also, given MRI’s present geographic concentration, publicity relating to MRI’s pizza parlors could have a more pronounced effect on MRI’s overall sales than might be the case if MRI’s pizza parlors were geographically dispersed.

All of MRI’s owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent. There can be no assurance that MRI will be able to renew leases upon expiration or that the lease terms upon renewal will be as favorable as the current lease terms. In 2003, MRI opened two new company-owned stores, closed two company-owned stores, sold three company-owned stores as franchises, and opened two new franchise stores. In 2004, five new franchise stores are scheduled to open.

In July 2003, ARI sold its interest in MRI to Gruppa Florentina, LLC (“Gruppa”), for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued and unpaid interest, to reduce affiliate debt.

ITEM 2.    PROPERTIES

ARI’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for ARI’s present operations.

Details of ARI’s and its subsidiaries’ real estate and mortgage notes receivable portfolios at December 31, 2003, are set forth in Schedules III and IV, respectively, to the Consolidated Financial Statements included at ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning ARI’s real estate and mortgage notes receivable portfolios.

At December 31, 2003, no single asset accounted for 10% or more of total assets. At December 31, 2003, 85% of ARI’s assets consisted of real estate, and 6% consisted of notes and interest receivable. The remaining

9% of ARI’s assets were cash, cash equivalents, marketable equity securities, pizza parlor equipment, investments in equity investees, goodwill and other intangibles, and other assets. The percentage of assets invested in any one category is subject to change and no assurance can be given that the composition of ARI’s assets in the future will approximate the percentages listed above.

ARI’s real estate is geographically diverse. At December 31, 2003, ARI’s real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under “Real Estate” below. ARI also holds mortgage notes receivable secured by real estate located in the Southwest, Pacific and Midwest regions of the continental United States. See SCHEDULE IV to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of ARI’s notes receivable portfolio.

Geographic Regions

*	Includes one commercial property in Alaska.

Excluded from above are 75 parcels of improved and unimproved land, a hotel in Wroclaw, Poland and a single family residence, as described below.

Real Estate

At December 31, 2003, 85% of ARI’s assets were invested in real estate and the equity securities of IORI. ARI invests in real estate located throughout the continental United States, either on a leveraged or nonleveraged basis. ARI’s real estate portfolio consists of properties held for investment, investments in partnerships, properties held for sale and investments in equity securities of IORI.

Types of Real Estate Investments.    ARI’s real estate consists of apartments, commercial properties (office buildings, industrial warehouses, shopping centers and a merchandise mart), hotels and improved and unimproved land. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values and physical condition are among the factors considered. Properties may be purchased subject to debt, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

Although ARI has typically invested in developed real estate, it may also invest in new construction or development either directly or in partnership with nonaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that it invests in construction and development projects, such as the apartments described below, ARI is subject to business risks, such as cost overruns and construction delays, associated with such higher risk projects.

At December 31, 2003, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	$2,201	$18,385	$15,500
Breakwater Bay	Beaumont, TX	176 Units	2,691	7,776	9,545
Capitol Hill	Little Rock, AR	156 Units	3,303	7,276	9,500
DeSoto Ranch	DeSoto, TX	248 Units	16,184	2,036	16,273
Heather Creek	Mesquite, TX	200 Units	3,658	9,644	12,079
Kingsland Ranch	Houston, TX	398 Units	14,206	11,449	23,000
Verandas at City View	Fort Worth, TX	314 Units	14,339	8,505	19,393
Vistas at Pinnacle Park	Dallas, TX	322 Units	3,261	17,921	19,149

In 2003, ARI completed the 186 unit Blue Lake Villas in Waxahachie, Texas; the 216 unit Echo Valley Apartments in Dallas, Texas; the 284 unit Falcon Lakes in Arlington, Texas; the 180 unit River Oaks Apartments in Wylie, Texas; the 384 unit Sendero Ridge Apartments in San Antonio, Texas; the 256 unit Spyglass Apartments in Mansfield, Texas; and the 188 unit Windsong Apartments in Ft. Worth, Texas.

In the opinion of management, the properties owned by ARI are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 75 parcels of improved and unimproved land, a hotel in Wroclaw, Poland and a single family residence, described below) at December 31, 2003.

Region	Apartments	Commercial Properties	Hotels
Midwest	8%	16%	11%
Mountain	—	14	11
Pacific	—	1	49
Southeast	15	18	29
Southwest	77	51	—

	100%	100%	100%

The foregoing table is based solely on the number of apartment units, amount of commercial square footage and number of hotel rooms owned and does not reflect the value of ARI’s investment in each region. See Schedule III to the Consolidated Financial Statements included in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of owned real estate.

Excluded from the table above are a 165 room hotel in Wroclaw, Poland, a single family residence in Dallas, Texas and 75 parcels of improved and unimproved land consisting of: 2 parcels in Las Colinas, Texas, totaling 49.1 acres; seven parcels in Dallas County, Texas, totaling 392.4 acres; four parcels in Irving, Texas, totaling 39.9 acres; two parcels in Tarrant County, Texas, totaling 34.4 acres; a 130.6 acre parcel in Harris County, Texas; six parcels in Collin County, Texas, totaling 366.2 acres; 19 parcels in Farmers Branch, Texas, totaling 766.8 acres; two parcels in Plano, Texas, totaling 36.3 acres; four parcels in Austin, Texas, totaling 484.2 acres; a 110.5 acre parcel in Palm Desert, California; a 63.3 acre parcel in Travis County, Texas; two parcels in Houston, Texas, totaling 75.3 acres; an 80.3 acre parcel in Lewisville, Texas; a 7.6 acre parcel in Carrollton, Texas; a 127.4 acre parcel in Nashville, Tennessee; six parcels in Dallas, Texas, totaling 63.7 acres; a 0.4 acre parcel in New Orleans, Louisiana; a 4.0 acres parcel in Springfield, Virginia; a 0.7 acre parcel in San Angelo, Texas; an 18.9 acre parcel in Fort Wayne, Indiana; a 4.7 acre parcel in Fruitland Park, Florida; a 16.9 acre parcel in Humble, Texas; two parcels in Fort Worth, Texas, totaling 59.4 acres; a 10.8 acre parcel in Maumelle, Arkansas; a 21.9 acre parcel in Pulaski County, Arkansas; a 13.9 acre parcel in Grand Prairie, Texas; a 20.7 acre parcel in Siskiyou County, California; 2 parcels in Allen, Texas, totaling 216.2 acres; and a 105.4 acre parcel in Denton County, Texas. See Schedule III to the Consolidated Financial Statements included at ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of ARI’s real estate portfolio.

A summary of the activity in the owned real estate portfolio during 2003 is as follows:

Owned properties at January 1, 2003	100
Properties obtained through consolidation of TCI	146
Properties obtained through foreclosure	2
Properties purchased (excluding additions to existing land parcels)	6
Properties exchanged for other assets	(1)
Properties sold (excluding partial sales)	(37)

Owned properties at December 31, 2003	216

Operating Properties.    Set forth below are ARI’s operating properties and the monthly rental rate for apartments and the average annual rental rate for commercial properties and the average daily room rate and room revenue divided by total available rooms for hotels and occupancy at December 31, 2003, 2002 and 2001 for apartments and commercial properties and average occupancy during 2003, 2002 and 2001 for hotels. The 2002 and 2001 information for the properties added through the consolidation of TCI, as identified with “(T)”, is provided for comparative purposes only.

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2003	2002	2001	2003	2002	2001
Apartments
4400 (T)	Midland, TX	92 Units/94,472 Sq. Ft.	$.49	$.49	$.49	86	86	95
Apple Lane (T)	Lawrence, KS	75 Units/30,000 Sq. Ft.	1.05	1.04	1.04	100	93	99
Arbor Point (T)	Odessa, TX	195 Units/178,920 Sq. Ft.	.45	.43	.41	95	87	91
Arlington Place	Pasadena, TX	230 Units/205,476 Sq. Ft.	.76	.75	.73	97	94	97
Ashton Way (T)	Midland, TX	178 Units/138,964 Sq. Ft.	.43	.43	.43	87	82	89
Autumn Chase (T)	Midland, TX	64 Units/58,652 Sq. Ft.	.55	.54	.53	98	98	94
Bay Walk (T)	Galveston, TX	192 Units/153,120 Sq. Ft.	.75	.74	.74	95	95	92
Bluelake Villas (T)	Waxahachie, TX	180 Units/169,746 Sq. Ft.	.91	*	*	93	*	*
Bluffs at Vista Ridge (T)	Lewisville, TX	272 Units/257,432 Sq. Ft.	**	**	**	**	**	**
Breakwater Bay (T)	Beaumont, TX	176 Units/145.688 Sq. Ft.	**	**	**	**	**	**
Bridgestone (T)	Friendswood, TX	76 Units/65,519 Sq. Ft.	.74	.74	.71	96	92	93
By the Sea (T)	Corpus Christi, TX	153 Units/123,945 Sq. Ft.	.88	.86	.83	91	88	93
Capitol Hill (T)	Little Rock, AR	156 Units/151,116 Sq. Ft.	**	**	**	**	**	**
Château	Bellevue, NE	115 Units/99,220 Sq. Ft.	.73	.71	.71	86	96	94
Château Bayou	Ocean Springs, MS	122 Units/105,536 Sq. Ft.	.67	.67	.67	94	94	97

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2003	2002	2001	2003	2002	2001
Cliffs of Eldorado (T)	McKinney, TX	208 Units/182,288 Sq. Ft.	$.85	$.85	$.84	89	86	94
Courtyard (T)	Midland, TX	133 Units/111,576 Sq. Ft.	.46	.45	.43	99	93	89
Coventry (T)	Midland, TX	120 Units/105,608 Sq. Ft.	.44	.43	.43	84	91	77
DeSoto Ranch (T)	DeSoto, TX	248 Units/ 240,718 Sq. Ft.	.94	*	*	98	*	*
Echo Valley (T)	Dallas, TX	216 Units/199,656 Sq. Ft.	.89	*	*	97	*	*
El Chapparal (T)	San Antonio, TX	190 Units/174,220 Sq. Ft.	.73	.72	.72	96	79	92
Fairway View Estates (T)	El Paso, TX	264 Units/204,000 Sq. Ft.	.64	.63	.62	96	92	86
Fairways (T)	Longview, TX	152 Units/134,176 Sq. Ft.	.58	.56	.54	93	92	93
Falcon House	Ft. Walton, FL	82 Units/71,220 Sq. Ft.	.67	.65	.64	100	98	100
Falcon Lakes (T)	Arlington, TX	284 Units/207,960 Sq. Ft.	.96	.97	*	94	11	*
Fountain Lake (T)	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.59	96	89	96
Fountains of Waterford (T)	Midland, TX	172 Units/129,200 Sq. Ft.	.53	.53	.53	99	85	94
Foxwood	Memphis, TN	220 Units/212,000 Sq. Ft.	.61	.61	.58	83	85	91
Governor’s Square	Tallahassee, FL	169 Units/146,550 Sq. Ft.	.73	.66	.65	95	95	95
Harper’s Ferry (T)	Lafayette, LA	122 Units/112,500 Sq. Ft.	.60	.59	.58	90	83	91
Heather Creek (T)	Mesquite, TX	200 Units/170,212 Sq. Ft.	**	**	**	**	**	**
Hunters Glen (T)	Midland, TX	212 Units/174,180 Sq. Ft.	.39	.38	.38	94	81	91
In the Pines (T)	Gainesville, FL	242 Units/294,860 Sq. Ft.	.54	.54	.54	96	93	96
Island Bay (T)	Galveston, TX	458 Units/374,784 Sq. Ft.	.83	.81	.81	91	90	87
Kingsland Ranch (T)	Houston, TX	398 Units/350,574 Sq. Ft.	**	**	**	**	**	**
La Mirada	Jacksonville, FL	320 Units/341,400 Sq. Ft.	.56	.56	.56	90	93	87
Limestone Canyon (T)	Austin, TX	260 Units/216,000 Sq. Ft.	1.06	1.06	1.06	91	88	91
Limestone Ranch (T)	Lewisville, TX	252 Units/219,600 Sq. Ft.	.94	.94	*	91	91	*
Longwood	Long Beach, MS	200 Units/187,048 Sq. Ft.	.58	*	*	90	*	*
Marina Landing (T)	Galveston, TX	256 Units/205,504 Sq. Ft.	.83	.82	.87	95	96	90
Mediterranean Villas	San Antonio, TX	140 Units/158,960 Sq. Ft.	.56	.55	.55	92	84	89
Mountain Plaza (T)	El Paso, TX	188 Units/220,710 Sq. Ft.	.52	.51	.49	94	97	95
Oak Park IV (T)	Clute, TX	108 Units/78,708 Sq. Ft.	.56	.56	.54	91	95	94
Oak Tree	Grandview, MO	189 Units/160,591 Sq. Ft.	.66	.65	.65	93	89	91
Paramount Terrace (T)	Amarillo, TX	181 Units/123,840 Sq. Ft.	.60	.59	.57	93	91	94
Park Avenue	Tallahassee, FL	121 Units/78,979 Sq. Ft.	.91	.89	.87	99	98	94
Plantation (T)	Tulsa, OK	138 Units/103,500 Sq. Ft.	.61	.61	.59	92	90	93
Quail Oaks (T)	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.83	.83	.81	95	85	93
Quail Pointe	Huntsville, AL	184 Units/202,602 Sq. Ft.	.46	.47	.47	91	90	89
River Oaks (T)	Wylie, TX	180 Units/164,604 Sq. Ft.	.86	*	*	98	*	*
Sandstone (T)	Mesa, AZ	238 Units/146,320 Sq. Ft.	.90	.90	.90	94	83	88
Sendero Ridge (T)	San Antonio, TX	384 Units/340,880 Sq. Ft.	1.01	*	*	80	*	*
Somerset (T)	Texas City, TX	200 Units/163,368 Sq. Ft.	.68	.68	.66	88	87	91
Southgate (T)	Odessa, TX	180 Units/151,656 Sq. Ft.	.43	.43	.42	93	90	95
Spy Glass (T)	Mansfield, TX	256 Units/ 239,264 Sq. Ft.	.95	*	*	97	*	*
Sunchase (T)	Odessa, TX	300 Units/223,048 Sq. Ft.	.49	.49	.44	96	91	96
Sun Hollow	El Paso, TX	216 Units/156,000 Sq. Ft.	.74	.72	.71	92	91	84
Sunset	Odessa, TX	240 Units/160,400 Sq. Ft.	.50	.47	.45	100	89	88
Terrace Hills (T)	El Paso, TX	310 Units/233,192 Sq. Ft.	.70	.69	.67	96	93	91
Tiberon Trails	Merrillville, IN	376 Units/317,821 Sq. Ft.	.76	.76	*	89	94	*
Timbers (T)	Tyler, TX	180 Units/101,666 Sq. Ft.	.60	.59	.57	92	93	92
Tivoli (T)	Dallas, TX	190 Units/168,862 Sq. Ft.	.95	.96	*	92	27	*
Verandas at City View (T)	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.60	*	*	92	*	*
Villa Del Mar	Wichita, KS	162 Units/128,004 Sq. Ft.	.62	.62	.62	89	86	91
Villager	Ft. Walton, FL	33 Units/22,840 Sq. Ft.	.79	.77	.76	100	88	94
Vistas at Pinnacle Park (T)	Dallas, TX	332 Units/276,928 Sq. Ft.	**	**	**	**	**	**
Waters Edge III	Gulfport, MS	238 Units/212,216 Sq. Ft.	.64	.63	.63	91	90	90
Waters Edge IV (T)	Gulfport, MS	80 Units/76,400 Sq. Ft.	.76	.76	*	94	74	*
Westwood	Mary Ester, FL	120 Units/93,000 Sq. Ft.	.74	.72	.71	100	98	88
Westwood (T)	Odessa, TX	79 Units/49,001 Sq. Ft.	.44	.49	.48	100	80	92
Whispering Pines	Topeka, KS	320 Units/299,264 Sq. Ft.	.55	.54	.54	91	91	94
Willow Creek (T)	El Paso, TX	112 Units/103,140 Sq. Ft.	.57	.55	.54	96	94	94
Willo-Wick Gardens (T)	Pensacola, FL	152 Units/153,360 Sq. Ft.	.55	.54	.54	91	84	91
Windsong (T)	Ft. Worth, TX	188 Units/169,464 Sq. Ft.	.89	*	*	91	*	*

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2003	2002	2001	2003	2002	2001
Windsor Tower	Ocala, FL	64 Units/66,000 Sq. Ft.	$.56	$.55	$.54	98	97	94
Woodhollow	San Antonio, TX	546 Units/348,692 Sq. Ft.	.71	.68	.67	79	84	96
Woodlake	Carrollton, TX	256 Units/210,208 Sq. Ft.	.87	.85	.84	92	89	94
Woodview (T)	Odessa, TX	232 Units/165,840 Sq. Ft.	.52	.51	.48	94	85	95

Office Buildings
1010 Common (T)	New Orleans, LA	494,579 Sq. Ft.	13.63	12.77	11.28	82	74	36
225 Baronne (T)	New Orleans, LA	416,834 Sq. Ft.	10.63	9.89	9.77	65	76	75
4135 Belt Line Road (T)	Addison, TX	90,000 Sq. Ft.	10.01	9.00	10.33	14	—	—
9033 Wilshire (T)	Los Angeles, CA	44,253 Sq. Ft.	30.16	29.24	27.67	70	63	88
Ambulatory Surgery Center (T)	Sterling, VA	33,832 Sq. Ft.	23.32	23.12	20.37	100	100	100
Amoco (T)	New Orleans, LA	378,244 Sq. Ft.	13.37	12.73	12.07	78	79	79
Atrium (T)	Palm Beach, FL	74,603 Sq. Ft.	10.68	12.73	12.69	63	64	82
Bay Plaza (T)	Tampa, FL	75,780 Sq. Ft.	14.98	15.85	15.96	80	86	99
Bay Plaza II (T)	Tampa, FL	78,882 Sq. Ft.	13.23	13.01	13.03	78	72	91
Brandeis (T)	Omaha, NE	319,234 Sq. Ft.	14.16	12.98	10.88	73	76	89
Centura (T)	Farmers Branch, TX	410,901 Sq. Ft.	23.79	24.02	*	61	52	*
Cooley Building	Farmers Branch, TX	27,000 Sq. Ft.	12.63	11.49	11.69	100	100	69
Corporate Pointe (T)	Chantilly, VA	65,918 Sq. Ft.	20.85	20.24	19.72	100	100	100
Countryside Retail Center (T)	Sterling, VA	133,422 Sq. Ft.	15.69	16.12	16.02	94	97	89
Durham Center (T)	Durham, NC	207,171 Sq. Ft.	17.73	17.79	17.65	83	98	94
Eton Square (T)	Tulsa, OK	222,654 Sq. Ft.	11.60	11.35	11.27	38	42	63
Executive Court	Memphis, TN	41,840 Sq. Ft.	8.00	11.24	11.06	—	—	73
Forum (T)	Richmond, VA	79,791 Sq. Ft.	14.23	15.32	15.99	61	60	70
Four Hickory Centre	Farmers Branch, TX	226,911 Sq. Ft.	18.70	*	*	4	*	*
Harmon (T)	Sterling, VA	72,062 Sq. Ft.	17.70	19.79	19.72	61	61	70
Institute Place (T)	Chicago, IL	144,915 Sq. Ft.	17.21	17.13	16.23	83	88	95
Lexington Center (T)	Colorado Springs, CO	74,603 Sq. Ft.	12.33	13.41	12.88	70	84	83
Mimado (T)	Sterling, VA	35,127 Sq. Ft.	19.98	19.77	19.97	64	79	73
One Hickory Centre	Farmers Branch, TX	102,615 Sq. Ft.	20.34	20.42	18.95	74	74	99
One Steeplechase (T)	Sterling, VA	103,376 Sq. Ft.	18.35	17.76	17.19	100	100	100
Parkway North (T)	Dallas, TX	71,041 Sq. Ft.	18.08	17.41	17.00	64	72	73
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	21.47	21.23	20.89	100	93	75
University Square	Anchorage, AK	22,260 Sq. Ft.	14.64	15.54	14.73	100	100	100
Venture Center (T)	Atlanta, GA	38,272 Sq. Ft.	17.87	18.53	17.85	28	71	100
Westgrove Air Plaza (T)	Addison, TX	78,326 Sq. Ft.	13.26	13.96	13.54	94	66	81

Industrial Warehouses
5360 Tulane (T)	Atlanta, GA	30,000 Sq. Ft.	2.80	2.75	2.75	65	100	100
5700 Tulane (T)	Atlanta, GA	67,850 Sq. Ft.	2.14	2.45	2.93	65	12	7
Addison Hanger (T)	Addison, TX	23,650 Sq. Ft.	7.94	8.12	10.07	100	98	86
Addison Hanger II (T)	Addison, TX	29,000 Sq. Ft.	9.64	9.33	7.21	92	97	12
Encon (T)	Fort Worth, TX	256,410 Sq. Ft.	3.17	3.17	3.08	100	100	100
Kelly (T)	Dallas, TX	259,464 Sq. Ft.	3.63	3.67	3.61	8	51	94
Ogden Industrial (T)	Ogden, UT	107,112 Sq. Ft.	3.07	2.95	2.94	95	100	100
Space Center (T)	San Antonio, TX	101,500 Sq. Ft.	3.43	3.46	3.18	84	84	89
Texstar (T)	Arlington, TX	97,846 Sq. Ft.	2.28	2.19	2.11	100	100	100

Shopping Centers
Bridgeview Plaza (T)	LaCrosse, WI	116,008 Sq. Ft.	7.25	*	*	90	*	*
Collection	Denver, CO	267,812 Sq. Ft.	11.32	11.13	10.43	83	85	88
Cross County Mall	Mattoon, IL	304,575 Sq. Ft.	5.44	5.34	5.24	88	87	93
Cullman	Cullman, AL	92,466 Sq. Ft.	3.53	3.39	3.38	95	91	98
Dunes Plaza (T)	Michigan City, IN	223,869 Sq. Ft.	5.51	5.83	5.81	61	69	62
K-Mart (T)	Cary, NC	92,033 Sq. Ft.	3.28	3.28	3.28	100	100	100
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	12.86	10.73	*	73	76	*
Promenade (T)	Highland Ranch, CO	133,558 Sq. Ft.	10.94	12.41	13.06	79	81	75
Sadler Square (T)	Amelia Island, FL	70,295 Sq. Ft.	7.64	7.41	7.21	94	92	93

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2003	2002	2001	2003	2002	2001

Merchandise Mart
Denver Mart	Denver, CO	509,508 Sq. Ft	$11.75	$11.48	$11.20	92	92	92

Single Family Residence
Tavel Circle	Dallas, TX	2,271 Sq. Ft.

Other
Signature Athletic Club (T)	Dallas, TX	56,532 Sq. Ft.

Property	Location	Rooms	Average Room Rate				Occupancy %			Total Room Revenues Divided By Total Available Rooms
			2003	2002	2001		2003	2002	2001	2003	2002	2001
Hotels
Akademia (T)	Wroclaw, Poland	165 Rooms	$47.78	$48.92	$	*	51	33	*	$46.86	$15.97	$	*
Best Western	Virginia Beach, VA	110 Rooms	108.92	105.78		108.20	65	69	53	70.56	72.79		57.83
Château Inn	Fresno, CA	78 Rooms	63.42	61.89		57.29	58	53	59	36.52	32.56		34.07
City Suites (T)	Chicago, IL	45 Rooms	120.16	131.46		131.16	58	56	61	76.78	73.38		81.13
Majestic Inn (T)	San Francisco, CA	57 Rooms	107.67	141.62		174.85	52	37	41	66.68	52.25		79.10
Piccadilly Airport	Fresno, CA	185 Rooms	79.25	75.18		70.87	63	61	59	50.04	45.83		42.04
Piccadilly Shaw	Fresno, CA	194 Rooms	81.19	78.24		73.12	69	69	70	55.70	53.87		50.84
Piccadilly University	Fresno, CA	190 Rooms	68.21	69.58		65.18	63	59	62	43.03	40.93		40.38
Quality Inn	Denver, CO	161 Rooms	56.10	53.62		53.75	55	60	67	30.80	32.13		35.75
The Majestic (T)	Chicago, IL	55 Rooms	124.47	133.79		129.63	48	52	55	57.86	64.31		71.52
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	93.97	99.79		99.04	53	49	52	49.98	48.86		51.88
Willows (T)	Chicago, IL	52 Rooms	121.24	129.76		130.37	53	49	53	69.54	63.35		69.65

*	Property was purchased or constructed in 2002 or 2003.
**	Property was under construction in 2003.

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In 2003, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	$1,979	$383	$1,554		5.50%		08/44
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		5.50		10/44
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.60		04/12

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05
Sheffield Village	Grand Prairie, TX	13.9 Acres	1,500	632	975		5.50	(3)	09/04
Travelers(4)	Farmers Branch, TX	202.0 Acres	25,000	1,947	22,802		5.49		10/06

(1)	Land purchased for apartment construction.
(2)	Assumed debt of seller.
(3)	Variable interest rate
(4)	Purchased from IORI.

In February 1990, ARI sold the Bridgeview Plaza Shopping Center, located in LaCrosse, Wisconsin, providing purchase money financing of $5.0 million in the form of a wrap mortgage. In 1996, the first lienholder called a default under the ARI wrap note, and directed future payments be made directly to them. Because of that action, ARI began legal proceedings against the first lienholder. In December 1999, ARI sold the note to BCM at its carrying value of $489,000, retaining the right to receive any amounts collected by BCM in excess of the amount paid, plus accrued interest. In 2002, ARI prevailed in its litigation and ARI’s lien on the property was restored. The borrower continued in default, and ARI foreclosed on the property in March 2003. The property was subsequently sold to TCI. See NOTE 8. “RELATED PARTY TRANSACTIONS.”

In 2003, ARI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—		$291		$174
Confederate Point	Jacksonville, FL	206 Units	10,700	2,780		7,241	(3)	8,373
Georgetown	Panama City, FL	44 Units	1,175	323		789	(3)	72
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976	(3)	1,025
Lake Château	Thomasville, GA	98 Units	1,600	460		1,033		147
Landing & Marina	Pensacola, FL	52 Units	1,825	576		1,162	(3)	492
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208	(3)	1,895
Marquis at Vista Ridge	Lewisville, TX	288 Units	17,700	2,175		15,525	(3)	125	(2)
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806		2,784		915
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		(304)
Quail Creek	Lawrence, KS	96 Units	4,700	1,188		3,260		1,683
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361		2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—		2,360		697
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,490
Summerfield	Orlando, FL	224 Units	9,415	4,845		4,476		4,268
Treehouse	Irving, TX	160 Units	7,500	—		5,083	(3)	4,762	(8)
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		1,140

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq.Ft.	8,700	—		—		8,700	(1)
Cullman	Cullman, AL	92,466 Sq.Ft.	2,000	—		2,650	(5)	1,118	(1)
Oak Tree Village	Lubbock, TX	45,623 Sq.Ft.	3,366	1,527		1,328		820
Parkway Centre	Dallas, TX	28,374 Sq.Ft.	4,000	—		1,640	(3)	2,470	(8)
Sheboygan	Sheboygan, WI	74,532 Sq.Ft.	1,225	669		569		181
Westwood	Tallahassee, FL	149,855 Sq.Ft.	8,950	5,045		1,880		5,787

Land
Eagle Crest	Dallas, TX	20.0 Acres	4,000	—		4,000	(3)	1,918	(8)
Jeffries Ranch	Oceanside, CA	82.4 Acres	2,900	151		—		1,474
Katrina	Palm Desert, CA	89.3 Acres	8,550	(410)		2,800		(40)
Keller	Tarrant County, TX	30.0 Acres	2,800	2,676		—		2,063
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(5)	—		(149)
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Mason Goodrich	Houston, TX	2.8 Acres	250	14		197		97
Mason Goodrich	Houston, TX	6.6 Acres	1,350	84		1,124		964
McKinney Corners II	Collin County, TX	2.1 Acres	300	(60)		285		208
Nashville	Nashville, TN	1.1 Acres	201	9		170		135
Nashville	Nashville, TN	8.8 Acres	235	(11)		217		114
Palm Desert	Palm Desert, CA	25.1 Acres	2,600	(88	)(9)	—		797
Pioneer Crossing	Austin, TX	196.6 Acres	3,911	2,839		—		(285)
Pioneer Crossing	Austin, TX	113.7 Acres	1,839	718		—		(94)
Pioneer Crossing	Austin, TX	33.4 Acres	2,386	(78)		—		1,776	(11)
Pioneer Crossing	Austin, TX	367.4 Acres	22,500	4,948		—		13,916
Scout	Tarrant County, TX	51.6 Acres	2,788	485		—		2,321
Sendero Ranch	Ft. Worth, TX	14.0 Acres	300	292		—		(770)
Solco-Valley Ranch	Farmers Branch, TX	6.1 Acres	1,999	(90	)(7)	—		529
State Highway 121/Watters Road(10)	Collin County, TX	37.1 Acres	2,188	1,197		912		1,410
Vineyards II	Tarrant County, TX	4.8 Acres	2,617	225		1,570		14
Vista Ridge	Lewisville, TX	14.5 Acres	2,250	713		1,343		622

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale

Hotels
Clarion KC Airport	Kansas City, MO	196 Rooms	$2,070	$—	$4,888	(6)	$—
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258	4,209	(3)	(31	)(4)

Industrial Warehouses
Kelly (108th Street)	Dallas, TX	20,871 Sq.Ft.	675	—	634		357
Kelly (301 Hilltop)	Dallas, TX	76,946 Sq.Ft.	1,800	—	1,712		639
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980	1,902		2,805
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364	9,395		5,579

Office Buildings
56 Expressway	Oklahoma City, OK	54,649 Sq.Ft.	1,702	103	1,478	(3)	1,253
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,698	5,944		2,798
Encino Executive Plaza	Encino, CA	177,211 Sq.Ft.	37,040	1,947	33,145		(67)
Remington Tower	Tulsa, OK	90,009 Sq.Ft.	3,360	(80)	3,360	(3)	(579)

(1)	Sold to TCI to satisfy affiliate debt. Gain deferred until sale to unrelated party.
(2)	Sold to Housing for Seniors of Lewisville, LLC, a related party. Gain deferred until sale to unrelated party.
(3)	Debt assumed by purchaser.
(4)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.
(5)	Cash of $210,000 was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold at foreclosure auction. Impairment of $3.3 million and debt forgiveness of $2.8 million recognized.
(7)	Cash of $2.0 million was received by BCM and applied to ARI’s affiliate debt.
(8)	Sold to IORI to satisfy affiliate debt. Gain deferred until sale to unrelated party.
(9)	Cash of $2.6 million was received by Prime and applied to ARI’s affiliate debt.
(10)	Approximately 20.0 acres of Watters Road land and 17.1 acres of State Highway 121 land were sold together in a single transaction.
(11)	Gain deferred until collection of note receivable.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000		$1,551	$2,885	10.75%		03/04	(5)
Katrina	Palm Desert, CA	52.0 Acres	5,100		3,000	1,795	6.25	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(4)	450	1,494	7.50		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(4)	—	—	—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(4)	—	—	—		—
Las Colinas	Las Colinas, TX	55.7 Acres	6,885		17,338	(11,622)	7.00	(1)	11/04
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850	6.25	(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(4)	—	—	—		—
Nashville	Nashville,TN	113.8 Acres	6,059		807	4,725	14.00		03/04	(5)
Nashville	Nashville, TN	113.8 Acres	941		—	737	14.00		03/04	(5)
Rasor	Plano, TX	23.7 Acres	1,260		—	1,214	7.00	(1)	11/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(4)	—	—	—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(4)	—	—	—		—
Valwood	Dallas County, TX	235.0 Acres	8,100		5,400	1,745	7.00	(1)	11/06
Vineyards II	Tarrant County, TX	18.6 Acres	3,280		3,750	(583)	6.75	(1)	02/06

Apartments
Arlington Place	Pasadena, TX	230 Units	1,500		—	— (2)	5.00		05/03	(3)
Plantation	Tulsa, OK	138 Units	2,320		1,924	173	5.60		06/29
Tree House	Irving, TX	160 Units	5,100		2,518	2,132	5.00	(1)	08/13
Windsor Tower	Ocala, FL	64 Units	2,000		1,989	(104)	4.75		08/08

Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq.Ft.	6,500		—	6,152	6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700		2,650	1,048	6.25	(1)	04/05

Property	Location	Units/ Acres/Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date

Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	$1,800		$—	$1,722	6.25	(1)%	04/05

Office Building
One Hickory Centre	Farmers Branch, TX	102,615 Sq. Ft.	11,973	(6)	—	—	5.49		10/06
1010 Common	New Orleans, LA	494,579 Sq. Ft.	5,574		7,876	1,320	5.50	(1)	12/06
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	6,286		7,108	—	5.50	(1)	12/06
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	3,425		6,269	—	5.25	(1)	12/06
Amoco	New Orleans, LA	378,244 Sq. Ft.	10,140		14,408	—	5.50	(1)	12/06
Countryside Retail Center	Sterling, VA	133,422 Sq. Ft.	17,342		16,102	101	5.25	(1)	12/06
Harmon	Sterling, VA	72,062 Sq. Ft.	8,869		7,569	—	5.25	(1)	12/06
Mimado	Sterling, VA	35,127 Sq. Ft.	4,790		4,486	—	5.25	(1)	12/06

(1)	Variable interest rate.
(2)	Cash of $1.5 million was received by BCM and applied to ARI’s affiliate debt.
(3)	Paid in July 2003.
(4)	Single note, with all properties as collateral.
(5)	Extended on a month-to-month basis.
(6)	Payable to IORI. In April 2002, ARI sold the company that owned One Hickory Centre to TCI. The transaction was accounted for as a note payable. (See NOTE 8. “NOTES AND INTEREST PAYABLE.”) In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. These additional transactions discharged the 2002 financing from TCI.

Land Properties.    Set forth below are ARI’s land properties, consisting of both improved and unimproved land:

Property	Location	Acres
1013 Common	New Orleans, LA	0.4
2301 Valley Branch	Farmers Branch, TX	23.8
2524 Valley View	Farmers Branch, TX	0.5
Alamo Springs	Dallas, TX	0.7
Backlick	Springfield, VA	4.0
Bee Street	Farmers Branch, TX	0.5
Bonneau	Dallas County, TX	8.4
Centura	Farmers Branch, TX	8.8
Chase Oaks	Plano, TX	11.8
Croslin	Dallas County, TX	0.8
Dalho	Farmers Branch, TX	3.4
Dominion	Dallas, TX	14.4
Eagle Crest	Farmers Branch, TX	18.9
Elm Fork	Denton County, TX	105.4
Fiesta	San Angelo, TX	0.7
Folsom	Dallas, TX	36.8
Fort Wayne	Fort Wayne, IN	18.9
Fruitland	Fruitland Park, FL	4.7
FRWM Cummings	Farmers Branch, TX	6.5
Hollywood Casino	Farmers Branch, TX	42.8
HSM	Farmers Branch, TX	6.2
JHL Connell	Carrollton, TX	7.6

Property	Location	Acres
Katrina	Palm Desert, CA	110.5
Katy Road	Harris County, TX	130.6
Kelly	Dallas County, TX	0.8
Lacy Longhorn	Farmers Branch, TX	17.1
Lakeshore Villas	Humble, TX	16.9
Lamar/Parmer	Austin, TX	17.1
Las Colinas	Las Colinas, TX	4.7
Las Colinas I	Las Colinas, TX	44.4
Lemmon Carlisle	Dallas, TX	2.1
Leone	Irving, TX	8.2
Limestone Canyon II	Austin, TX	10.0
Manhattan	Farmers Branch, TX	108.9
Marine Creek	Ft. Worth, TX	54.0
Mason/Goodrich	Houston, TX	57.3
Mason Park	Houston, TX	18.0
Maumelle	Maumelle, AR	10.8
McKinney 36	Collin County, TX	34.6
McKinney Corners II	Collin County, TX	18.5
Mendoza	Dallas County, TX	0.4
Mercer Crossing	Farmers Branch, TX	261.1
Mira Lago	Farmers Branch, TX	8.9
Nashville	Nashville, TN	127.4
Pac Trust	Farmers Branch, TX	7.1
Pioneer Crossing	Austin, TX	439.1
Pulaski	Pulaski County, AR	21.9
Rasor	Plano, TX	24.5
Red Cross	Dallas, TX	2.9
Round Mountain	Austin, TX	18.0
Sandison	Collin County, TX	98.0
Seminary West	Ft. Worth, TX	5.4
Sheffield Village	Grand Prairie, TX	13.9
Siskiyou	Siskiyou County, CA	20.7
Sladek	Travis County, TX	63.3
Solco – Allen	Allen, TX	55.8
Stacy Road	Allen, TX	160.4
Stagliano	Farmers Branch, TX	3.2
State Highway 121	Collin County, TX	101.9
Thompson	Farmers Branch, TX	4.0
Thompson II	Dallas County, TX	3.3
Tomlin	Farmers Branch, TX	9.2
Travelers	Farmers Branch, TX	202.0
Valley Ranch	Irving, TX	6.8
Valley Ranch III	Irving, TX	12.5
Valley Ranch IV	Irving, TX	12.4
Valley View 34	Farmers Branch, TX	33.9
Valwood	Dallas County, TX	246.1
Vineyards	Tarrant County, TX	15.8
Vineyards II	Tarrant County, TX	18.6
Vista Ridge	Lewisville, TX	80.3
Walker	Dallas County, TX	132.6
Watters Road	Collin County, TX	97.0
West End	Dallas, TX	6.8
Whisenant	Collin County, TX	16.2

Partnership Properties.    ARI accounts for partnership properties using the equity method. Set forth below is the property owned by partnerships, the average annual rental rate for commercial properties, and occupancy rates at December 31, 2003, 2002 and 2001:

Property	Location	Square Footage	Rent Per Square Foot			Occupancy %
			2003	2002	2001	2003	2002	2001
Office Building
Prospect Park #29	Rancho Cordova, CA	40,807 Sq. Ft.	$—	$—	$19.52	—	—	72%

ARI is a 30% general partner in Sacramento Nine (“SAC 9”), which owns the Prospect Park #29 Office Building.

Mortgage Loans

In addition to real estate, a portion of ARI’s assets are invested in mortgage notes receivable, secured by income-producing real estate, unimproved land and partnership interests. Management expects that the percentage of ARI’s assets invested in mortgage loans will decline, as ARI will no longer seek to fund or acquire new mortgage loans. However, ARI may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. Management intends to service and hold for investment the mortgage notes currently in the portfolio. Mortgage notes receivable consist primarily of first mortgage loans.

Types of Properties Subject to Mortgages.    The types of properties securing mortgage notes receivable at December 31, 2003, consisted of two apartments, seven commercial buildings, unimproved land and partnership interests. The type of properties subject to mortgages in which ARI invests may be altered without a vote of stockholders.

As of December 31, 2003, the obligors on $44.3 million or 59% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $10.9 million or 15% of the mortgage notes receivable portfolio was nonperforming.

The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 2003), by property type and geographic region, of the income producing properties that serve as collateral for ARI’s mortgage notes receivable. Excluded are $53.7 million of mortgage notes that are secured by unimproved land and other security, or are unsecured. See Schedule IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for additional details of ARI’s mortgage notes receivable portfolio.

Region	Commercial Properties
Midwest	14%
Southwest	86

100%

A summary of the activity in the mortgage notes receivable portfolio during 2003 is as follows:

Mortgage notes receivable at January 1, 2003	14
Loans funded	20
Loans obtained through consolidation of TCI	8
Loans collected in full	(9)
Loans foreclosed	(1)
Loans sold	(7)

Mortgage notes receivable at December 31, 2003	25

During 2003, $4.6 million in interest and $29.6 million in principal were collected on mortgage notes receivable.

First Mortgage Loans.    These loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan at or prior to maturity, but may involve interest-only payments or moderate or negative amortization of principal or all interest and a “balloon” principal payment at maturity. With respect to first mortgage loans, it is ARI’s general policy to require that the borrower provide a title policy or an acceptable legal opinion of title as to the validity and the priority of ARI’s mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders. ARI may grant participations in first mortgage loans that it originates to other lenders.

The following discussion briefly describes first mortgage loans funded in 2003, as well as events during 2003 that affected previously funded first mortgage loans.

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt paydown and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest will begin accruing after improvements to the site have been completed by ARI. At April 2004, the improvements have begun. The future costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map (the “Map”) is recorded. ARI expects that the Map will be recorded by the end of June 2004. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

In March 2003, ARI sold the Grand Hotel Sofia for $24.8 million, receiving $6.3 million in cash after paying closing costs and debt assumption and providing purchase money financing of $13.5 million. The note was non-interest-bearing for 90 days, then bore interest at 9.0% per annum for the next 90 days and matured in September 2003. In September 2003, the note was collected in full.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million, receiving $255,000 after payment of closing costs and debt pay down and providing purchase money financing of $42,000. The note bears interest at 5.0% per annum and requires all interest and principal be paid at maturity in December 2003. The maturity date was extended to February 2004. At March 2004, negotiations are ongoing to extend the loan further.

In September 2003, ARI sold a 367.4 acre tract of its Pioneer Crossing land parcel for $22.5 million, receiving $4.9 million after payment of closing costs and providing purchase money financing of $16.9 million. The note bears interest at 8.0% per annum, matures in September 2006 and requires quarterly payments of accrued interest beginning in January 2004. All principal and accrued but unpaid interest are due at maturity. In November 2003, ARI sold an interest in $8.0 million of the note for $7.5 million, receiving $7.2 million in cash after payment of closing costs and debt paydown. In February 2004, ARI sold an additional interest in $6.6 million of the note for $6.3 million, receiving $6.3 million in cash after payment of closing costs.

In October 2003, ARI sold a 33.4 acre tract of its Pioneer Crossing land parcel for $2.4 million, paying $78,000 after payment of closing costs and providing purchase money financing of $2.4 million. The note bears interest at 10.0% per annum, requires interest-only payments beginning in November 2007 and matures in October 2008.

In November 2003, ARI sold its Scout land parcel for $2.8 million, receiving $485,000 in cash after paying closing costs and providing purchase money financing of $2.1 million. The note bore interest at 6.25% per annum, required monthly payments of accrued interest beginning in December 2003 and matured in November 2006. All principal and accrued but unpaid interest were due at maturity. In December 2003, the note was sold to Realty Advisors for $2.1 million, plus accrued interest, to reduce ARI’s affiliate debt.

In December 2003, ARI sold its Jeffries Ranch land parcel for $2.9 million, receiving $151,000 after payment of closing costs and providing purchase money financing of $2.5 million. Also in December 2003, the note was sold to Realty Advisors for $2.5 million, to reduce ARI’s affiliate debt.

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

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the note was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the note has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity. At March 2004, negotiations are underway to modify and extend the terms of the note. In July 2003, ARI advanced an additional $357,000 to the borrower. The new note bore interest at 8.0% per annum and matured in July 2004. All principal and interest were due at maturity. In November 2003, the note was collected in full, including accrued but unpaid interest.

In July 2001, ARI funded a $1.7 million mortgage loan secured by a first lien on 44.6 acres of unimproved land in Fort Worth, Texas, and a 100% interest in a partnership. The note receivable bore interest at 16.0% per annum, required monthly interest only payments and matured in June 2002. In September 2002, ARI received $1.3 million on the note. With this payment, ARI agreed to release the lien on the 44.6 acres substituting a second lien on 21.61 acres of unimproved land in Tarrant County, Texas, from the borrower to secure the remaining $689,000 in debt. ARI extended the maturity to November 2002. In May 2003, the loan was paid in full, including accrued but unpaid interest.

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

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. On January 22, 2003, ARI agreed to extend the maturity date until May 1, 2003. The agreement requires interest to accrue at the default rate of 18%. As of December 2003, ARI has funded a total of $4.3 million and the note was classified as nonperforming. Management is continuing to negotiate new terms and collateral for this loan.

Other.    In July 2001, ARI agreed to fund a $4.4 million line of credit secured by a second lien on 1,714.16 acres of unimproved land in Tarrant Country, Texas. As of April 2003, ARI had funded $2.9 million of the line of credit and it was classified as nonperforming. In May 2003, ARI received a $433,000 principal paydown. Also during May 2003, ARI received 14.373 acres of unimproved land in Tarrant County, Texas, valued at $1.1 million, as a principal paydown. As of July 2003, the line of credit had been paid in full.

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

Related Party.    On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000. The note bore interest at 2% over the prime rate, currently 6.00% per annum, matured in June 2004 and required monthly interest payments beginning in June 2003 and quarterly principal payments beginning in September 2003. In December 2003, ARI obtained 24,184 shares of TCI common stock from BCM in payment of the final $394,000 balance due on the note.

In July 2003, ARI sold its interest in MRI to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million. The note bore interest at 10.0% per annum, matured in August 2013 and required monthly payments of principal and interest beginning in September 2003. ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. Due to debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

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

In June 2002, ARI converted $4.5 million of its receivable from BCM to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bore interest at 10.0% per annum, matured in March 2004 and required quarterly payments of principal and accrued interest, beginning in December 2002. In December 2003, ARI received 92,052 shares of TCI common stock in payment of the final $1.5 million balance due on the note.

In December 2002, ARI sold the Lakeshore Villas Apartments to Housing for Seniors of Humble, LLC (“Humble”), a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One note had a principal amount of $2.0 million. The note was unsecured, and was guaranteed by Unified Housing Foundation, Inc. (“Unified”), a related party. The second note had a principal amount of $6.4 million, and was secured by a pledge by Unified of 100% of the Member interest in Humble. Both notes bore interest at 11.5% per annum, matured in December 2009 and required quarterly payments beginning in March 2003. Richard W. Humphrey, a Director of ARI until July 2003, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board

and a Director of ARI, is the General Manager of Unified. In December 2003, both notes were sold to IORI for $8.4 million, plus accrued interest, to reduce ARI’s affiliate debt.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2% over the prime rate, currently at 6.0%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in the day-to-day operations or management of One Realco.

In December 2000, an unsecured loan with a remaining principal balance of $1.8 million to Warwick of Summit, Inc. (“Warwick”) matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In March 2003, $27,000 of principal and $223,000 of interest was received. In April 2003, $149,000 of principal and $26,000 of interest was received. In July 2003, $10,000 of interest was received. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001. In December 2003, the note was sold to Prime for $1.8 million, to reduce ARI’s affiliate debt.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. (“Bordeaux”), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, was secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI in payment of the note. ARI recorded real estate assets of $8.8 million and assumed $7.2 million of mortgage debt and other liabilities on the shopping center and the undeveloped land. No gain or loss was recorded on this transaction. In December 2003, the shopping center was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Unified Housing of Harvest Hill, LLC (“Harvest Hill”); $1.4 million from Unified Housing of Harvest Hill I, LLC (“Harvest Hill I”); and $2.1 million from Unified Housing of Harvest Hill III, LLC (“Harvest Hill III”), related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001. In December 2003, the note was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill, $1.4 million from Harvest Hill I, and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

Investments in Real Estate Companies and Real Estate Partnerships

Real estate entities.    ARI’s investment in real estate entities includes the equity securities of a publicly traded real estate company, IORI, and interests in real estate joint venture partnerships.

The Board of Directors authorized the expenditure of up to an aggregate of $50.0 million to acquire, in open market purchases, shares of IORI, excluding private purchase transactions which were separately authorized. Through December 31, 2003, ARI had expended an aggregate of $10.0 million to acquire shares of IORI, in open market purchases, in accordance with these authorizations. As of December 31, 2003, ARI and its subsidiaries owned no shares of common stock of IORI but TCI continued to own 345,728 IORI shares (approximately 24% of the outstanding IORI shares). ARI may make additional investments in the equity securities of IORI to the extent its liquidity permits.

The following summary description of IORI is based on information publicly reported by IORI in its Form 10-K Annual Report to the Commission for the fiscal year ended December 31, 2003.

Pertinent information regarding ARI’s investment in the equity securities of the IORI at December 31, 2003, is summarized below (dollars in thousands):

Investee	Percentage of ARI’s Ownership at December 31, 2003	Carrying Value of Investment at December 31, 2003	Equivalent Investee Book Value at December 31, 2003	Market Value of Investment at December 31, 2003
IORI	19.20%	$4,423	$9,381	$5,331

IORI owns real estate, some of which has been held for many years. Because of depreciation, IORI may earn substantial amounts in periods in which it sells real estate and will probably incur losses in periods in which it does not. ARI’s reported income or loss attributable to IORI will differ materially from its cash flow attributable to it.

IORI is a Nevada corporation which was originally organized on December 14, 1984, as a California business trust and commenced operations on April 10, 1985. IORI’s business is investing in real estate through direct equity investments and partnerships. IORI holds equity investments in apartments and commercial properties in the Southeast and Southwest regions of the continental United States, with a concentration in the Southwest region. At December 31, 2003, IORI owned 13 income producing properties located in two states. These properties consisted of eight apartments comprising 937 units and three office buildings, a shopping center and an industrial warehouse with an aggregate of 303,758 sq. ft. In addition, IORI owned two parcels of unimproved land, totaling 10 acres.

IORI reported net income of $1.8 million in 2003 as compared to net income of $2.1 million in 2002. IORI’s net income in 2003 included gains on sale of real estate of $3.8 million. IORI’s cash flow from property operations was $92,000 in 2003. At December 31, 2003, IORI had total assets of $101.1 million, which consisted of $50.4 million in real estate held for investment, $45.5 million in notes and interest receivable, $5.2 million in investments in partnerships and other assets and $58,000 in cash and cash equivalents.

ARI received no dividends from IORI in 2003.

Realty Advisors Korea, Ltd.    On June 30, 2002, ARI obtained 71.4% interest in Realty Advisors Korea, Ltd. (“RAK”), a Korean real estate advisory company, from BCM, a related party, for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI’s receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK’s assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK’s net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction.

On June 30, 2003, ARI sold its 71.4% interest in RAK to Realty Advisors, a related party, for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 71.4% interest in RAK in 2002. The $6.0 million sales price reduced ARI’s affiliate debt. ARI ceased consolidation of RAK’s accounts and operations effective June 30, 2003.

ITEM 3.    LEGAL PROCEEDINGS

Matisse.    In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. (“Matisse”). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million, including interest. The judgment was appealed, and, in the opinion of ARI’s management and legal counsel, there was a reasonable probability that the adverse judgment would be set aside and the jury verdict reinstated. Therefore, ARI did not recognize any expense nor establish any reserve for this judgment. In November 2002, ARI posted a $6.0 million supercedeas bond. In July 2003, ARI obtained a letter of credit, which was substituted for the $6.0 million bond. The $6.0 million cash was returned to ARI. In April 2003, an additional judgment was issued against ARI for $1.4 million in legal fees. ARI also appealed this judgment, and posted a $1.4 million bond in May 2003. ARI did not recognize any expense nor establish any reserve for this additional judgment. In December 2003, the United States Court of Appeals for the Fifth Circuit ruled in favor of ARI, with respect to the damages and the legal fees awarded by the judge, and $1.1 million of the $1.4 million bond was returned to ARI.

Sunset Management.    In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by a collateral of 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan was also secured by a lien on real property owned by ART Williamsburg, Inc. (“AWI”). The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas (the “Texas Litigation”).

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

On September 10, 2003, AWI removed the Texas Litigation to the bankruptcy court for the Northern Division of Texas. On September 25, 2003, the Texas Litigation was transferred to the Eastern District of Texas. A scheduling conference in this matter was set for December 3, 2003. At the December scheduling conference, the bankruptcy court set an April trial date, subject to all parties agreeing to allow the bankruptcy court to conduct a jury trial. However, all parties did not consent to the trial being held by a non-Article III judge, so the case is now in the process of being referred to a United States District Judge for trial assignment. It is uncertain when this process will be completed or a trial date selected. In the interim, the parties have engaged in substantial discovery and motion practice.

In addition to Matisse and Sunset, ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of ARI’s management, the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ARI’s Common Stock is traded on the New York Stock Exchange using the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

Quarter Ended	High	Low

March 31, 2004 (through March 19, 2004)	$11.25	$7.58

March 31, 2003	10.65	7.50
June 30, 2003	13.10	8.30
September 30, 2003	12.25	10.00
December 31, 2003	12.55	8.95

March 31, 2002	9.95	6.40
June 30, 2002	11.27	6.70
September 30, 2002	11.50	8.20
December 31, 2002	10.34	7.50

As of March 19, 2004, the closing market price of ARI’s Common Stock on the New York Stock Exchange was $8.27 per share.

As of March 19, 2004, ARI’s Common Stock was held by approximately 3,000 stockholders of record.

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI’s Common Stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2003. Future distributions to Common stockholders will be dependent upon ARI’s realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

15,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into Common Stock at 90% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. At December 31, 2003, 3,225,370 shares of Series A Preferred Stock were outstanding and 1,743,920 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries. In January 2004, 200,000 shares were issued to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime.

80,000 shares of Series B 10% Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bore an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock was reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units then outstanding, for $1.00 per unit. At December 31, 2002, all of the Class A units had been repurchased. In August 2003, Series B Cumulative Convertible Preferred Stock was eliminated.

231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2003, 10,188,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At June 30, 2003, shares of Series C Preferred Stock could be converted into 57,500 shares of ARI Common Stock. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock into ARI Common Stock will be at 90% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note was paid in full in January 2003, including accrued but unpaid interest. In July 2002, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million in cash. In August 2003, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million in cash. At December 31, 2003, no Series C Preferred Stock was outstanding.

91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2003, no Series D Preferred Stock was outstanding.

500,000 shares of Series E 6% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2003, 50,000 shares of Series E Preferred Stock were outstanding.

10,000 shares of Series I 8% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and a liquidation preference of $1,000.00 per share. Dividends were payable at the annual rate of $80.00 per share or $20.00 per quarter to stockholders of record on the last date of each March, June, September and December when and as declared by the Board of Directors. In February 2003, 10,000 shares were issued to ART Morgan, Inc., a wholly-owned subsidiary of ARI. Dividends were not paid on these shares. In September 2003, the shares were returned to ARI and were canceled. In October 2003, Series I Cumulative Preferred Stock was eliminated.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31, ,
	2003	2002	2001	2000	1999
		Restated(1)	Restated(1)
	(dollars in thousands, except per share)
EARNINGS DATA
Operating income	$50,454	$16,187	$18,368	$32,788	$38,954
Gain on land sales	43,831	16,727	7,883	29,001	23,552
Pizza parlor gross margin	7,006	6,750	6,278	5,784	4,503

Income from operations	101,291	39,664	32,529	67,573	67,009
Equity in loss of investees	(4,441)	(20,914)	(13,352)	(4,581)	(5,512)
Loss on sale of investments in equity investees	—	(286)	(387)	(8,744)	—
Equity in gain on sale of real estate by equity investees	—	—	22,542	18,571	17,359
Other income	24,640	8,590	2,448	2,039	5,568
Other expenses	154,108	84,795	96,219	129,431	178,695
Gain on sale of real estate	—	—	77,816	67,727	105,708

Net income (loss) from continuing operations	(32,618)	(57,741)	25,377	13,154	11,437
Net income (loss) from discontinued operations	43,290	49,277	(8,023)	(10,475)	(1,139)
Net income (loss)	10,672	(8,464)	17,354	2,679	10,298
Preferred dividend requirement	(2,351)	(2,401)	(2,485)	(2,327)	(2,281)

Income (loss) applicable to Common shares	$8,321	$(10,865)	$14,869	$352	$8,017

PER SHARE DATA
Net income (loss) from continuing operations	$(3.24)	$(5.29)	$1.95	$1.04	$.85
Net income (loss) from discontinued operations	4.01	4.33	(.68)	(1.01)	(.10)

Net income (loss) applicable to Common shares	$.77	$(.96)	$1.27	$.03	$.75

Dividends per Common share	$—	$—	$—	$—	$.05
Weighted average shares outstanding	10,789,352	11,375,127	11,714,374	10,399,890	10,759,416

BALANCE SHEET DATA
Real estate, net	$1,054,036	$466,042	$590,488	$653,744	$771,630
Notes and interest receivable, net	70,595	82,133	30,382	13,831	38,604
Total assets	1,240,181	711,330	761,048	787,015	919,546
Notes and interest payable	986,769	475,433	564,298	616,331	706,196
Margin borrowings	21,194	8,558	28,040	13,485	33,264
Stockholders’ equity	75,680	79,527	88,169	73,402	46,266
Book value per share	$7.11	$6.99	$7.75	$6.21	$3.43

(1)	The 2003 Restatement adjustments affecting the years 2002 and 2001 are set forth in the following table:

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(dollars in thousands)
Net income (loss)	$(10,865)	$(10,865)	$12,584	$14,869
Net income (loss) per Common Share	$(.96)	$(.96)	$1.07	$1.27
Financial Position Data (at December 31):
Total Assets	$709,045	$711,330	$758,763	$761,048
Stockholders’ Equity	$77,242	$79,527	$85,884	$88,169

The 2003 Restatement adjustments affecting the years 2002 and 2001 are adjustments with respect to net income (loss), as described in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”—NOTE 26. “RESTATEMENT OF 2002 AND 2001 FINANCIAL STATEMENTS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

ARI was organized in 1999. In August 2000, ARI acquired ART and NRLP. ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owns a portfolio of real estate and mortgage loan investments.

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

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. ARI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. ARI’s estimates are subject to revision as market conditions and ARI’s assessments of them change. In the second quarter of 2003, ARI recognized asset impairments of $2.4 million. In the fourth quarter of 2003, ARI recognized asset impairments of $17.5 million.

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

ARI’s management periodically discusses criteria for estimates and disclosures of its estimates with the Audit Committee of its Board of Directors.

Recent Accounting pronouncements.    In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities, as defined FIN 46 is applicable to financial statements to be issued by ARI after 2003; however, disclosures are required currently if ARI expects to consolidate any variable interest entities. ARI does not currently believe that any entities will be consolidated as a result of FIN 46.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 is not expected to require ARI to reclass any financial instruments currently on its balance sheet.

Obligations and Commitments

ARI has contractual obligations and commitments primarily with regards to the payment of mortgages.

The following table aggregates ARI’s expected contractual obligations and commitments subsequent to December 31, 2003. (Dollars in thousands.)

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$976,223	$288,952	$182,269	$156,386	$348,616
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	12,551	2,350	3,928	2,967	3,306
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$988,774	$291,302	$186,197	$159,353	$351,922

ARI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

Liquidity and Capital Resources

General.    Cash and cash equivalents at December 31, 2003 totaled $9.5 million, compared with $8.4 million at December 31, 2002. Although ARI anticipates that during 2004 it will generate excess cash from operations, as discussed below, such excess cash will not be sufficient to discharge all of ARI’s debt obligations as they mature. ARI will, therefore, again rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, borrowings against its investments in various real estate entities, refinancing of properties and, to the extent necessary, borrowings to meet its debt service obligations, pay taxes, interest and other non-property related expenses. Historically, management has been successful at extending current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

Notes payable totaling $289.0 million are scheduled to mature during 2004. During the first quarter of 2004, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $110.7 million of the debt scheduled to mature in 2004. See NOTE 2. “REAL ESTATE,” NOTE 8. “NOTES AND INTEREST PAYABLE” and NOTE 25. “SUBSEQUENT EVENTS.”

ARI reported net income of $10.7 million for 2003, which included the following non-cash charges and credits: gain on sale of real estate of $92.6 million, depreciation and amortization of real estate held for investment and intangible assets of $28.8 million, amortization of deferred borrowing costs of $11.0 million, equity in loss of equity investees of $4.4 million, writedown of assets held for sale of $19.9 million, gain on extinguishment of debt of $7.2 million, gain on condemnation award of $4.8 million, discount on sale of notes receivable of $2.3 million, and loss on foreign currency transactions of $3.3 million. Net cash used in operating activities was $15.8 million. Interest receivable increased by $4.0 million due to additional notes receivable for seller financing, other assets decreased by $6.7 million primarily due to reduced escrow deposits, interest payable increased by $1.7 million primarily due to unpaid interest on disputed notes payable, decrease in minority interest primarily due to allocation of losses to minority owners, and other liabilities increased by $7.7 million primarily due to increased deferred gains from property sales.

Net cash provided by investing activities of $119.1 million was primarily due to proceeds from sale of real estate of $163.1 million, proceeds from the sale of notes receivable of $33.9 million, and collection of notes receivable of $29.6 million. These inflows were offset by real estate improvements of $51.0 million, investments in real estate entities of $25.7 million, acquisition of real estate of $15.3 million, and earnest money deposits of $8.6 million.

Net cash used in financing activities of $102.2 million was primarily comprised of proceeds from the funding or refinancing of notes payable of $178.5 million, net margin borrowings of $11.9 million and net advances from affiliates of $2.5 million; offset by payouts of $285.3 million to pay down existing notes payable, $7.5 million for financing costs, and $2.4 million in dividends on Preferred Stock.

If ARI continues to dispose of operating properties, a further decline in cash from property operations would be expected.

In 2003, ARI purchased a total of 237.8 acres of land in Grand Prairie and Farmers Branch, Texas and Pulaski County, Arkansas, in separate transactions for a total of $28.5 million. ARI paid $3.1 million in cash, including closing costs. ARI obtained one apartment and land for two apartments for a total of $10.2 million. ARI paid $1.3 million in cash, including closing costs.

In 2003, ARI sold a total of 1,124.7 acres of land in Austin, Farmers Branch, Fort Worth, Houston, Lewisville, Dallas, Collin County, and Tarrant County, Texas; Palm Desert and Oceanside, California; and Nashville, Tennessee in 23 separate transactions for a total of $67.3 million. ARI received net cash of $13.7 million, after paying off or paying down or assumption by the purchaser of $13.6 million in mortgage debt secured by such land parcels and after providing purchase money financing of $35.3 million. ARI also sold 18 apartments, four office buildings, four industrial warehouses, two hotels, and six shopping centers for a total of $216.6 million. ARI received net cash of $47.4 million, after the payoff or assumption by the purchaser of mortgage debt totaling $133.0 million and after providing purchase money financing of $13.5 million.

ARI expects that funds from existing cash resources, aggressive sales of land and selected income producing property sales, refinancing of real estate, and borrowings against its real estate will be sufficient to meet the cash requirements associated with ARI’s current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that ARI’s liquidity permits or financing sources are available, ARI will make investments in real estate, primarily in improved and unimproved land, will continue making investments in real estate entities and marketable equity securities, and will develop and construct income-producing properties.

ARI expects that it will be necessary for it to sell $60.2 million, $10.5 million and $31.6 million of its land holdings during each of the next three years to satisfy the debt on the land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the land debt obligations as they mature, ARI, intends to extend such debt or sell other of its assets, specifically income producing properties, to pay the debt.

Stock Loans Payable.    ARI has margin arrangements with various brokerage firms and financial institutions which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under the margin arrangements are secured by the equity securities and bear interest rates ranging from 5.00% to 24.0%. Margin borrowings totaled $21.2 million (approximately 22.2% of market value) at December 31, 2003, compared to $8.6 million at December 31, 2002. See NOTE 9. “MARGIN BORROWINGS.”

Equity Investments.    During the fourth quarter of 1988, ARI began purchasing shares of IORI and TCI, both of which had the same advisor as ARI until June 30, 2003. It is anticipated that additional equity securities of IORI and TCI may be acquired in the future through open-market and negotiated transactions to the extent ARI’s liquidity permits. See ITEM 1. “BUSINESS” for discussion of the tender offer for shares of TCI and IORI common stock by ARI and the current ownership of TCI and IORI by ARI.

Equity securities of IORI and TCI held by ARI may be deemed to be “restricted securities” under Rule 144 of the Securities Act of 1933 (“Securities Act”). Accordingly, ARI may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one year period after they are acquired. Such restrictions may reduce ARI’s ability to realize the full fair market value of such investments if ARI attempted to dispose of such securities in a short period of time.

ARI’s cash flow from these investments is dependent on the ability of IORI to make distributions. In December 2000, the Board of IORI suspended the payment of quarterly dividends. ARI received no distributions from IORI in 2003, and ARI anticipates receiving no distributions from IORI in 2004.

In 2003, ARI paid dividends to its Preferred stockholders totaling $2.4 million.

Management reviews the carrying values of ARI’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections; (2) a review of the property’s current rents compared to market rents; (3) a review of the property’s expenses; (4) a review of maintenance requirements; (5) a review of the property’s cash flow; (6) discussions with the manager of the property; and (7) a review of properties in the surrounding area.

Commitments

ARI will rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, refinancing of properties and, to the extent necessary, borrowings to meet these commitments.

Results of Operations

2003 Compared to 2002.    ARI reported net income of $10.7 million in 2003 compared to a net loss of $8.5 million in 2002. ARI’s net income in 2003 included gains on the sale of real estate of $92.6 million compared to gains on the sale of real estate of $48.4 million in 2002. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

ARI began consolidating TCI’s operations effective March 31, 2003. (See ITEM 1. “BUSINESS.”) The consolidation is the principal factor for the increase during 2003 in the following areas: rents, property operations expense, interest expense, depreciation and amortization, general and administrative expense, advisory fees, and gain on sale of real estate. For these items, 2003 results are also presented without the effect of the consolidation of TCI’s operations.

	2003		2002
	with TCI	without TCI
Rents (dollars in thousands)
Commercial	$63,696	$21,196	$21,268
Apartments	65,036	24,808	23,533
Hotels	35,880	28,666	27,675
Land	455	46	575
Other	1,841	1,841	246

	$166,908	$76,557	$73,297

The increase in apartment rents, without the effect of the consolidation of TCI’s operations, was primarily attributable to [the acquisition of one apartment complex and the construction of one apartment complex in 2002 and one apartment complex in 2003. The increase in hotel rents was primarily attributable to increased occupancy. Rents are expected to increase in 2004, as a result of completed apartment construction.

	2003		2002
	with TCI	without TCI
Property Operations Expenses (dollars in thousands)
Commercial	$37,528	$14,008	$14,010
Apartments	45,819	18,458	15,593
Hotels	27,488	22,115	20,977
Land	5,229	4,041	6,002
Other	390	390	528

	$116,454	$59,012	$57,110

The increase in apartment operations expense, without the effect of the consolidation of TCI’s operations, was primarily attributable to the acquisition of one apartment complex and the construction of one apartment complex in 2002 and one apartment complex in 2003. The increase in hotel operations expense was primarily attributable to increased personnel costs and an increase in repairs and replacement expenses. The decrease in land operations expense was primarily attributable to lower property taxes due to land sales. Property operations expense is expected to increase in 2004, as a result of completed apartment construction.

Pizza parlor sales and cost of sales increased to $33.1 million and $26.1 million in 2003 from $32.0 million and $25.3 million in 2002. The increases were primarily attributable to same-store sales increases of 4.6% in 2003 from 2002 levels. Pizza parlor gross margin in 2004 is expected to approximate 2003, unless costs change significantly.

Interest income increased to $9.2 million in 2003 from $3.1 million income in 2002. The increase was primarily attributable to interest earned by RAK during ARI’s ownership, interest received by ARI upon the sale of RAK to Realty Advisors, and notes receivable from property sales late in 2002 and early in 2003. Interest income is expected to decrease in 2004, as over $4.0 million of the interest income in 2003 will not recur in 2004.

Equity in loss of investees improved to $(4.4) million in 2003, from $(20.9) million in 2002. The improvement was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31,

2003, following ARI’s acquisition of more than 50% of TCI’s common stock. Prior to March 31, 2003, and in 2002, ARI’s equity in loss of investees included equity in TCI’s operations. See NOTE 6. “INVESTMENTS IN EQUITY INVESTEES.”

Loss on sale of investments in equity investees was $(286,000) in 2002, recognizing the loss on the sale of Villas Continental Apartments.

Gain on extinguishment of debt was $7.2 million in 2003. The gain resulted from a favorable ruling in a lender dispute regarding the mortgage loans on three office buildings in New Orleans, Louisiana ($4.4 million) and from the sale through foreclosure of a hotel in Kansas City, Missouri ($2.8 million).

Gain on condemnation award was $4.8 million in 2003, resulting from the settlement of a dispute regarding a land parcel in Dallas, Texas.

Other income decreased to $3.4 million in 2003 from $5.4 million in 2002. The decrease was primarily due to $2.2 million received in 2002 in settlement of a lawsuit against a brokerage firm for improper sales in 2000 of TCI common stock owned by ARI and held by the brokerage firm, and $1.4 million received in 2002 as partial settlement of a lawsuit against a lender for improperly attempting to seize, in 1996, a mortgage note receivable due to ARI. ARI sold the note to BCM in 1999, with the provision that any settlement received in excess of the amount paid by BCM, plus accrued interest, would be returned to ARI.

	2003		2002
	with TCI	without TCI
Interest Expense (dollars in thousands)
Commercial	$21,235	$8,020	$7,755
Apartments	19,648	8,120	8,573
Hotels	5,071	3,455	3,822
Land	17,404	14,397	19,763
MRI	1,127	1,127	840
Other	6,523	6,523	11,351

	$71,008	$41,642	$52,104

The decrease in land and other interest expense, without the effect of the consolidation of TCI’s operations, was primarily attributable to reduced balances payable on stock loans and land mortgages. In 2002, ARI recognized a $912,000 loss on an interest rate swap contract. See NOTE 22. “DERIVATIVE FINANCIAL INSTRUMENTS.”

	2003		2002
	with TCI	without TCI
Depreciation and Amortization (dollars in thousands)
Commercial	$13,851	$2,849	$2,891
Apartments	5,523	1,842	1,762
Hotels	4,945	3,590	1,920
MRI	1,484	1,484	1,268
Other	45	—	39

	$25,848	$9,765	$7,880

The increase in hotel depreciation and amortization, without the effect of the consolidation of TCI’s operations, was primarily attributable to improvements at one hotel.

Discount on sale of notes receivable was $2.2 million in 2003. This represents the discount from the face amount given by ARI to purchasers of notes receivable. See NOTE 3. “NOTES RECEIVABLE.”

General and administrative expenses increased to $22.1 million in 2003 from $12.5 million in 2002. The expenses in 2003 include $3.1 million of one-time reimbursements to BCM for legal fees. Without the effect of the consolidation, general and administrative expenses increased to $14.6 million, which included $1.4 million of the legal fee reimbursement to BCM.

Advisory fees increased to $9.3 million in 2003 from $5.9 million in 2002. Without the effect of the consolidation, advisory fees increased to $6.0 million. Advisory fees are expected to decrease in 2004, as ARI’s gross asset base, the basis for the fee, is expected to decrease through property sales.

Writedown of assets held for sale increased to $19.9 million in 2003, from $4.2 million in 2002. In 2003, the carrying value of an office building in Encino, California (sold in the third quarter of 2003), a hotel in Kansas City, Missouri (sold in the third quarter of 2003), an office building in Omaha, Nebraska (returned to the lender via a Deed in Lieu of Foreclosure in the first quarter of 2004), an apartment in Merrillville, Indiana (sold in the first quarter of 2004), a 2.9 acre tract of land in Dallas, Texas (sold in the first quarter of 2004), and an office building in Farmers Branch, Texas, were reduced to their net realizable value. In 2002, the carrying values of a shopping center in Fort Worth, Texas (sold in the fourth quarter of 2002) and an 89.3 acre tract of land in Palm Desert, California (sold in the first quarter of 2003) were reduced to their net realizable value.

Minority interest decreased to $347,000 in 2003 from $1.3 million in 2002. Minority interest is the earnings attributable to owners, other than ARI, of certain controlled entities. Minority interest in 2003 and 2002 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Edina Park Plaza Associates, L.P., Hawthorne Lakes Associates, L.P., ART Florida Portfolio I, ART Florida Portfolio II, ART Florida Portfolio III and ART Palm, L.P. The decrease is primarily attributable to reduced minority participation in ARI partnerships and to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50% of TCI’s common shares.

Gains on sale of real estate increased to $92.6 million in 2003 from $48.4 million in 2002. In 2003, gains of $29.6 million were recognized on the sale of 17 apartments: Bay Anchor, Confederate Point, Georgetown, Greenbriar, Lake Chateau, Landing & Marina, Lincoln Court, Marquis at Vista Ridge, Northside Villas, Quail Creek, Regency, Rolling Hills, Seville, Stone Oak, Summerfield, Treehouse, and Willow Wick; $20.2 million on the sale of 12 commercial properties: Bridgeview Plaza, Cullman, Oak Tree Village, Parkway Centre, Sheboygan, Westwood, 56 Expressway, Bonita Plaza, Kelly (108th Street), Kelly (301 Hilltop), McLeod, and Tricon; and $45.2 million on the sale of land: 20.0 acres of Eagle Crest land, 82.4 acres of Jeffries Ranch land, 30.0 acres of Keller land, four tracts totaling 18.7 acres of Mason Goodrich land, 2.1 acres of McKinney Corners II land, 9.9 acres of Nashville land, 25.1 acres of Palm Desert land, two tracts totaling 400.8 acres of Pioneer Crossing land, 14.0 acres of Sendero Ranch land, 6.1 acres of Solco-Valley Ranch land, 37.1 acres of State Highway 121/Watters Road land, 4.8 acres of Vineyards II land, and 14.5 acres of Vista Ridge land. In 2003, losses of $2.3 million were recognized on the sale of Pinecrest Apartments, Encino Executive Plaza, Remington Tower, 89.3 acres of Katrina land, 8.0 acres of Mason Goodrich land, two tracts totaling 310.3 acres of Pioneer Crossing land, and 14.0 acres of Sendero Ranch land. Included in the gain recognized in 2003 was $19.9 million that was deferred in prior years. Without the effect of the consolidation, gains on sale of real estate increased to $64.6 million.

In 2002, gains of $28.7 million were recognized on the sale of 14 apartments: Conradi House, Daluce, Grand Lagoon, Lee Hills, Morning Star, Oak Hill, Pheasant Ridge, Pinecrest West, Regency, Stonebridge, Valley Hi, Villas, Westwood Parc and Woodsong; $3.4 million on the sale of two commercial properties: Melrose Business Park and Rosedale Towers; and $18.9 million on the sale of land: 171.1 acres of Desert Wells land, 8.8 acres of Eldorado Parkway land, three tracts totaling 45.4 acres of Elm Fork land, two tracts totaling 3.9 acres of Katrina land, five tracts totaling 69.7 acres of Mason Goodrich land, 71.0 acres of Messick land, 61.0 acres of Monterrey land, 1.0 acre of Nashville land, 129.7 acres of Varner Road land and two tracts totaling 13.9 acres of Vista Ridge land. In 2002, losses of $2.6 million were recognized on the sale of Stonegate Apartments, White Pines Apartments, 10.8 acres of Frisco Bridges land, 80.0 acres of Katrina land, and 0.2 acres of Thompson II land.

Equity in gain on sale of real estate by equity investees decreased to $715,000 in 2003 from $24.1 million in 2002. The decrease is primarily attributable to the consolidation of TCI’s operations in 2003. In 2002, ARI’s equity in TCI’s gains was included in this caption.

Net income from discontinued operations was $43.3 million in 2003 compared to $49.3 million in 2002. The net income relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002, 32 properties that ARI sold in 2003, and four properties that ARI sold in 2004. The following table summarizes revenue and expense information for the properties sold.

	2003	2002
Revenue
Rental	$20,744	$37,592
Property operations	15,373	23,996

	5,371	13,596
Expenses
Interest	8,618	13,729
Depreciation	2,984	6,365

	11,602	20,094
Net loss from discontinued operations	(6,231)	(6,498)
Gain on sale of real estate	48,806	31,706
Equity in gain on sale of real estate by equity investees	715	24,069

Net income from discontinued operations	$43,290	$49,277

2002 Compared to 2001.    ARI reported a net loss of $8.5 million in 2002 compared to net income of $17.4 million in 2001. ARI’s net income in 2002 included gains on the sale of real estate of $48.4 million compared to gains on the sale of real estate of $85.7 million in 2001. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

	2002	2001
Rents (dollars in thousands)
Commercial	$21,268	$20,841
Apartments	23,533	37,517
Hotels	27,675	27,470
Land	575	253
Other	246	693

	$73,297	$86,774

The decrease in apartment rents was primarily due to the sale of 17 apartments in 2001.

	2002	2001
Property Operations Expense (dollars in thousands)
Commercial	$14,010	$13,117
Apartments	15,593	24,218
Hotels	20,977	21,895
Land	6,002	8,577
Other	528	598

	$57,110	$68,405

The increase in commercial operations expense was primarily attributable to increased subleasing costs at three properties. The decrease in apartment operations expense was primarily due to the sale of 17 apartments in 2001. The decrease in hotel operations expense was primarily due to a reduction in property improvement costs. The decrease in land operations expense was primarily due to the sale of 34 land parcels in 2001.

Pizza parlor sales and cost of sales increased to $32.0 million and $25.3 million in 2002 from $29.4 million and $23.1 million in 2001. The increases were primarily attributable to same-store sales increases of 7.9% in 2002 from 2001 levels.

Interest income of $3.1 million in 2002 approximated the $2.8 million income in 2001.

Equity in loss of investees was $(20.9) million in 2002, compared to $(13.4) million in 2001. The change was primarily attributable to increased net losses, before gains on sale of real estate, for TCI and IORI in 2002. See NOTE 6. “INVESTMENTS IN EQUITY INVESTEES.”

Loss on sale of investments in equity investees improved to $(286,000) in 2002 from $(387,000) in 2001. In 2002, loss on the sale of Villas Continental Apartments was recognized. In 2001, loss on the sale of TCI common stock was recognized.

Equity in gain on sale of real estate by equity investees increased to $24.1 million in 2002, from $22.5 million in 2001. The 2002 results are reported as a component of net income (loss) from discontinued operations, and the 2001 results are reported as a component of net income (loss) from continuing operations. See NOTE 6. “INVESTMENTS IN EQUITY INVESTEES.”

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

	2002	2001
Interest Expense (dollars in thousands)
Commercial	$7,755	$7,335
Apartments	8,573	12,490
Hotels	3,822	3,894
Land	19,763	28,885
MRI	840	939
Other	11,351	6,063

	$52,104	$59,606

The decrease in interest expense for apartments and land was primarily attributable to property sales in 2002 and 2001. The increase in other interest expense was primarily due to higher interest rates and higher balances on stock loans.

	2002	2001
Depreciation and Amortization (dollars in thousands)
Commercial	$2,891	$3,561
Apartments	1,762	2,634
Hotels	1,920	2,062
MRI	1,268	1,320
Other	39	13

	$7,880	$9,590

The decrease in depreciation and amortization from commercial and apartments was primarily attributable to property sales in 2002 and 2001.

General and administrative expenses of $12.5 million in 2002 approximated the $12.7 million in 2001.

Advisory fees decreased to $5.9 million in 2002 from $6.7 million in 2001. The decrease was attributable to the decrease in ARI’s gross assets, the basis for such fee.

There was no net income fee to affiliate in 2002, compared to $166,000 in 2001. The net income fee payable to ARI’s advisor is 10% of the net income for the year, in excess of a 10% return on shareholders’ equity. For 2002, ARI’s net income was below the 10% return threshold.

There was no incentive fee to affiliate in 2002, compared to $3.8 million in 2001. The incentive fee is only due if ARI is also subject to the net income fee. For 2002, the net income fee requirements were not met; therefore, no incentive fee was due. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties.

Writedown of assets held for sale increased to $4.2 million in 2002, from $2.5 million in 2001. In 2002, the carrying values of a shopping center in Fort Worth, Texas, sold in the fourth quarter of 2002 and an 89.3 acre tract of land in Palm Desert, California, sold in the first quarter of 2003, were reduced to their net realizable value. In 2001, the carrying value of a hotel in Sofia, Bulgaria was reduced to its net realizable value.

Minority interest increased to $1.3 million in 2002 from $972,000 in 2001. Minority interest is the earnings attributable to owners other than ARI, of certain controlled entities. Minority interest in 2002 and 2001 was attributable, in part, to the preferred return limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Grapevine American, L.P., Edina Park Plaza Associates, L.P., Hawthorne Lakes Associates, L.P., ART Florida Portfolio 1, ART Florida Portfolio II, ART Florida Portfolio III and ART Palm, L.P. In 2001, minority interest includes, in addition to the preferred returns discussed above, $(429,000) reflecting 20% minority interest in the net loss from the Grand Hotel Sofia.

Gains on sale of real estate decreased to $48.4 million in 2002 from $83.4 million in 2001. In 2002, gains of $28.7 million were recognized on the sale of 14 apartments: Conradi House, Daluce, Grand Lagoon, Lee Hills, Morning Star, Oak Hill, Pheasant Ridge, Pinecrest West, Regency, Stonebridge, Valley Hi, Villas, Westwood Parc and Woodsong; $3.4 million on the sale of two commercial properties: Melrose Business Park and Rosedale Towers; and $18.9 million on the sale of land: 171.1 acres of Desert Wells land, 8.8 acres of Eldorado Parkway land, three tracts totaling 45.4 acres of Elm Fork land, two tracts totaling 3.9 acres of Katrina land, five tracts totaling 69.7 acres of Mason Goodrich land, 71.0 acres of Messick land, 61.0 acres of Monterrey land, 1.0 acre of Nashville land, 129.7 acres of Varner Road land and two tracts totaling 13.9 acres of Vista Ridge land. In 2002, losses of $2.6 million were recognized on the sale of Stonegate Apartments, White Pines Apartments, 10.8 acres of Frisco Bridges land, 80.0 acres of Katrina land, and 0.2 acres of Thompson II land.

In 2001, gains of $73.5 million were recognized on the sale of 15 apartments: Rockborough, Carriage Park, Kimberly Woods, Place One, Shadowood, Bent Tree, Club Mar, Covered Bridge, Crossing at Church, Chalet I, Chalet II, Nora Pines, Timbercreek, Blackhawk, and Woodstock; $2.2 million on the sale of Regency Pointe Shopping Center; and $16.3 million on the sale of land: two tracts totaling 27.2 acres of Chase Oaks land, 10.0 acres of Elm Fork land, 27.8 acres of Frisco Bridges land, 1.7 acres of Las Colinas land, 22.1 acres of Mason Goodrich land, 4.2 acres of Nashville land, 5 tracts totaling 49.7 acres of Katrina land, 6.6 acres of Rasor land, 12.7 acres of Santa Clarita land, 232.8 acres of Scoggins land, 408.0 acres of Scout land, 10.4 acres of Tree Farm land, 5.0 acres of Vista Ridge land, and 0.4 acres of Waters Edge Apartment land. In 2001, losses of $6.3 million were recognized on the sale of Glenwood Apartments, 12.0 acres of Plano Parkway land, 120.4 acres of Yorktown land, two tracts totaling 3.2 acres of Nashville land, Ashford Apartments, 6.7 acres of Santa Clarita land and 107.0 acres of Elm Fork land.

Net income from discontinued operations was $49.2 million in 2002 compared to a net loss from discontinued operations of ($8.0) million in 2001. The net income (loss) relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002, 32 properties that ARI sold in 2003, and four properties that ARI sold in 2004. The following table summarizes revenue and expense information for the properties sold.

	2002	2001
Revenue
Rental	$37,592	$42,585
Property operations	23,996	25,049

	13,596	17,536
Expenses
Interest	13,729	17,442
Depreciation	6,365	8,117

	20,094	25,559
Net loss from discontinued operations	(6,498)	(8,023)
Gain on sale of real estate	31,706	—
Equity in gain on sale of real estate by equity investees	24,069	—

Net income (loss) from discontinued operations	$49,277	$(8,023)

Related Party Transactions

Historically, ARI, TCI, IORI, BCM and Prime have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to ARI as could have been obtained from unrelated parties.

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

ARI received rents of $175,000 in 2003 from BCM for BCM’s lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and ARI has available space at the hanger.

In 2003, ARI paid BCM, Prime, their affiliates and a related party $9.3 million in advisory fees, $1.3 million in loan arrangement fees, $371,000 in property acquisition fees, $6.2 million in real estate brokerage commissions, $4.1 million in construction supervision fees and $4.3 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM and Prime received cost reimbursements of $5.2 million. Also in 2003, ARI paid an additional $3.1 million to BCM in a one-time reimbursement of legal fees.

Partnership Transactions

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI’s Common Stock is 90% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the outstanding Class A units as follows: December 31, 2005—1,625,000 units; and December 31, 2006—8,563,750 units.

Advances and Loans

From time-to-time, ARI and its affiliates have made advances to each other, which have not had specific repayment terms, do not bear interest, are unsecured and have been reflected in ARI’s financial statements as other assets or other liabilities. At December 31, 2003, after accounting for affiliate purchases and sales, amounts still owed by ARI were $627,000 and $1.2 million to IORI and Regis, respectively. Also at December 31, 2003, ARI was owed $2.0 million, $4.4 million and $1.7 million by BCM, Prime and Regis, respectively.

Activity in 2003 included:

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001. In December 2003, the note was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

In December 2000, an unsecured loan with a remaining principal balance of $1.8 million to Warwick of Summit, Inc. (“Warwick”) matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001. In December 2003, the note was sold to Prime for $1.8 million, to reduce ARI’s affiliate debt.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux matured. The loan, to provide funds to purchase and renovate a shopping center in Oklahoma City, Oklahoma, was secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI, in payment of the note. ARI recorded real estate assets of $8.8 million and assumed $7.2 million of mortgage debt and other liabilities on the shopping center and the undeveloped land. No gain or loss was recorded on this transaction. In December 2003, the shopping center was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bears interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see ITEM 1. “BUSINESS.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2% over the prime rate, currently 6.0%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in day-to-day operations or management of One Realco.

On June 2, 2003, a subsidiary of ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of the subsidiary of ARI in the amount of $526,000. The note bore interest at 2% over the prime rate, currently 6.00% per annum, matured in June 2004 and required monthly interest payments beginning in June 2003 and quarterly principal payments beginning in September 2003. In December 2003, ARI obtained 24,184 shares of TCI common stock from BCM in payment of the final $394,000 balance due on the note.

In July 2003, ARI sold its interest in MRI to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million. The note bore interest at 10.0% per annum, matured in August 2013 and required monthly payments of principal and interest beginning in September 2003. ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. Due to debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

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

In June 2002, ARI converted $4.5 million of its receivable from BCM to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bore interest at 10.0% per annum, matured in March 2004 and required quarterly payments of principal and accrued interest, beginning in December 2002. In December 2003, ARI received 92,052 shares of TCI common stock in payment of the final $1.5 million balance due on the note.

In December 2002, ARI sold the Lakeshore Villas Apartments to Humble, a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One note had a principal amount of $2.0 million. The note was unsecured, and was guaranteed by Unified, a related party. The second note had a principal amount of $6.4 million, and was secured by a pledge by Unified of 100% of the Member interest in Humble. Both notes bore interest at 11.5% per annum, matured in December 2009 and required quarterly payments beginning in March 2003. Richard W. Humphrey, a Director of ARI until July 2003, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified. In December 2003, both notes were sold to IORI for $8.4 million, plus accrued interest, to reduce ARI’s affiliate debt.

In October 2003, ARI borrowed $1.6 million from IORI, which was then advanced to the Class A Limited Partners of Encino Executive Plaza, Ltd. The loan bore interest at 2.0% per annum and matures in June 2006. All principal and interest are due at maturity. Effective January 1, 2004, the interest rate was changed to 5.49%.

Property Transactions

Activity in 2003 included:

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. The business purpose of the transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management classified this related party transaction as a note payable to IORI. After IORI sold the Rosedale Towers Office Building to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. In August 2003, ARI repaid the remaining principal and accrued interest.

In April 2002, TCI purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. (“Confederate Point”) from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owned the Confederate Point Apartments. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, TCI could require ARI to repurchase the partnership interests in Confederate Point for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable to TCI. In November 2003, the property was sold to an unrelated buyer. ARI repaid $2.0 million in principal and accrued interest.

In April 2002, TCI purchased 100% of the common shares of ART One Hickory Corporation (“One Hickory”), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property using a market rate multiple of net operating income. One Hickory owned the One Hickory Centre office building (“One Hickory Centre.”) ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, TCI could require ARI to repurchase the share of One Hickory for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable. In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. These additional transactions discharged the 2002 financing for TCI.

On June 30, 2002, ARI obtained 71.4% interest in RAK from BCM for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI’s receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of the acquisition, RAK’s assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK’s net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction. On June 30, 2003, ARI sold its 71.4% interest in RAK to Realty Advisors and Syntek West for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10% interest on ARI’s purchase price in 2002.

In March 2003, TCI purchased the Bridgeview Plaza and Cullman shopping centers from ARI for $8.7 million and $2.0 million, respectively. The business purpose of the transaction was to reduce ARI’s affiliate debt. The purchase price was determined using a market rate multiple of net operating income.

In October 2003, ARI purchased the Travelers land from IORI for $25.0 million, paying $1.9 million in cash and giving a wrap note payable to IORI for $22.8 million. The note bears interest at 5.49% per annum, requires monthly payments sufficient to pay the installments due on the underlying debt and matures in October 2006. The principal is due at maturity.

In December 2003, ARI sold seven properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. ARI sold 39.3 acres of Pioneer Crossing land for $3.9 million, 10.7 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge Apartments for $19.0 million, the Cliffs of El Dorado Apartments for $13.4 million, the Limestone Canyon Apartments for $18.0 million, the Sendero Ridge Apartments for $29.4 million, and Tivoli Apartments for $16.1 million. All of the transactions include the assumption of debt and notes receivable to ARI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of ARI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to ARI and ARI having continued involvement and control of these entities, these transactions will not be recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by ARI. All of these transactions were approved by ARI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. Management is seeking lender approval on the transfer of the notes associated with these property transactions.

In December 2003, ARI sold the Marquis at Vista Ridge Apartments to Housing for Seniors of Lewisville, LLC (“Lewisville,”) a related party, for $17.7 million, receiving $2.2 million in cash after debt assumption. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, the sole member of Lewisville.

Also in December 2003, ARI sold the Treehouse Apartments, Parkway Centre Shopping Center and the Eagle Crest land parcel to IORI for a total sales price of $15.5 million, discharging debt of $10.7 million and reducing affiliate debt by a total of $4.7 million.

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

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK.

ARI’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices and the affect of the changes on the future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

The following table contains only those exposures that existed at December 31, 2003. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

	2004	2005	2006	2007	2008	Thereafter	Total
Assets
Trading Instruments—Equity Price Risk
Marketable securities at market value							$5,020
Notes receivable
Variable interest rate—fair value							$9,810
Instrument’s maturities	$9,936	$—	$—	$—	$—	$—	$9,936
Instrument’s amortization	—	—	—	—	—	—	—
Interest	348	—	—	—	—	—	348
Average rate	7.0%	—	—	—	—	—
Fixed interest rate—fair value							$60,054
Instrument’s maturities	$38,690	$355	$9,529	$4,367	$2,417	$5,884	$61,242
Instrument’s amortization	—	—	—	—	—	—	—
Interest	3,371	2,333	1,391	938	723	3,363	12,119
Average rate	8.0%	10.4%	8.0%	11.5%	10.2%
Liabilities
Notes payable
Variable interest rate—fair value							$152,413
Instrument’s maturities	$94,998	$29,217	$733	$26,108	$—	$10,566	$161,622
Instrument’s amortization	3,674	4,607	2,297	2,401	609	11,776	25,364
Interest	8,224	3,656	2,311	1,731	1,589	12,329	29,840
Average rate	6.0%	5.1%	4.4%	4.7%	7.0%
Fixed interest rate—fair value							$810,180
Instrument’s maturities	$179,271	$33,353	$87,244	$61,381	$46,570	$164,090	$571,909
Instrument’s amortization	11,009	12,661	12,157	9,841	9,476	162,184	217,328
Interest	48,603	41,263	38,171	32,829	28,551	313,406	502,823
Average rate	7.0%	7.1%	7.6%	7.8%	8.0%

ITEM 8. CONSOLIDATED	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors of

American Realty Investors, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, other comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules referred to above present fairly, in all material respects, the information set forth therein.

As described in Note 23, American Realty Investors, Inc.’s management has indicated its intent to sell both land and operating properties and refinance or extend debt coming due, to meet its liquidity needs.

As described in Note 26, Restatement of 2002 and 2001 Financial Statements, the Company has restated previously issued financial statements.

BDO SEIDMAN, LLP

Dallas, Texas

April 15, 2004

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
		As Restated
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$1,015,385	$378,080
Less—accumulated depreciation	(173,453)	(96,036)

	841,932	282,044
Real estate held for sale, net of depreciation	212,104	183,998
Notes and interest receivable
Performing ($37,697 in 2003 and $34,442 in 2002 from affiliates)	64,296	77,354
Nonperforming ($6,838 in 2002 from affiliates)	10,932	7,856

	75,228	85,210
Less—allowance for estimated losses	(4,633)	(3,077)

	70,595	82,133
Pizza parlor equipment	12,237	12,557
Less—accumulated depreciation	(5,385)	(4,562)

	6,852	7,995
Marketable equity securities, at market value	5,020	209
Cash and cash equivalents	9,543	8,432
Investments in equity investees	4,987	80,990
Goodwill, net of accumulated amortization ($1,763 in 2003 and 2002)	11,858	13,784
Other intangibles, net of accumulated amortization ($822 in 2003 and $773 in 2002)	1,529	1,744
Other assets ($8,098 in 2003 from affiliate)	75,761	50,001

	$1,240,181	$711,330

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($34,775 in 2003 and $15,600 in 2002 to affiliate)	$886,615	$349,740
Liabilities related to assets held for sale	100,154	125,693
Margin borrowings	21,194	8,558
Accounts payable and other liabilities ($2,934 in 2003 and $41,085 in 2002 to affiliates)	96,360	127,872

	1,104,323	611,863
Minority interest	60,178	19,940
Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A, 3,225,370 shares in 2003 and 3,226,858 shares in 2002 (liquidation preference $32,254), including 900,000 shares in 2003 and 2002 held by subsidiaries	4,651	4,654
Series E, 50,000 shares in 2003 and 2002 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 in 2003 and 11,375,127 shares in 2002	114	114
Treasury stock, at cost, 746,972 shares in 2003	(9,924)	—
Paid-in capital	92,464	93,954
Accumulated deficit	(11,826)	(22,499)
Accumulated other comprehensive income	101	3,204

	75,680	79,527

	$1,240,181	$711,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
			As Restated
	(dollars in thousands, except per share)
Property revenue
Rents	$166,908	$73,297	$86,774
Property operations expenses ($4,273 in 2003, $4,325 in 2002 and $3,918 in 2001 to affiliates)	116,454	57,110	68,406

Operating income	50,454	16,187	18,368
Land operations
Sales	67,283	127,750	51,841
Cost of sales	39,883	75,718	43,063
Deferral of gains on current period sales	3,493	36,135	895
Recognition of previously deferred gains	19,924	830	—

Gain on land sales	43,831	16,727	7,883
Pizza parlor operations
Sales	33,057	32,036	29,383
Cost of sales	26,051	25,286	23,105

Gross margin	7,006	6,750	6,278
Income from operations	101,291	39,664	32,529

Other income
Interest income ($4,035 in 2003, $2,515 in 2002 and $2,239 in 2001 from affiliates)	9,222	3,145	2,817
Equity in loss of investees	(4,441)	(20,914)	(13,352)
Gain on extinguishment of debt	7,210	—	—
Gain on condemnation award	4,800	—	—
Loss on sale of investments in equity investees	—	(286)	(387)
Gain on sale of real estate	—	—	77,816
Equity in gain on sale of real estate by equity investees	—	—	22,542
Other ($300 in 2002 from affiliates)	3,408	5,445	(369)

	20,199	(12,610)	89,067
Other expenses
Interest ($833 in 2003 and $1,703 in 2002 to affiliates)	71,008	52,104	59,606
Depreciation and amortization	25,848	7,880	9,590
Discount on sale of notes receivable	2,220	—	—
General and administrative ($8,282 in 2003, $2,546 in 2002 and $2,845 in 2001 to affiliates)	22,124	12,479	12,743
Advisory fee to affiliate	9,345	5,899	6,715
Net income fee to affiliate	—	—	166
Incentive fee to affiliate	—	—	3,827
Litigation settlement	15	916	100
Writedown of assets held for sale	19,892	4,171	2,500
Loss on foreign currency transactions	3,309	—	—
Minority interest	347	1,346	972

	154,108	84,795	96,219

Net income (loss) from continuing operations	(32,618)	(57,741)	25,377

Discontinued operations:
Loss from operations	(6,231)	(6,498)	(8,023)
Gain on sale of real estate	48,806	31,706	—
Equity in gain on sale of real estate by equity investees	715	24,069	—

Net income (loss) from discontinued operations	43,290	49,277	(8,023)

Net income (loss)	10,672	(8,464)	17,354
Preferred dividend requirement	(2,351)	(2,401)	(2,485)

Net income (loss) applicable to Common shares	$8,321	$(10,865)	$14,869

Earnings per share—basic and diluted
Net income (loss) from continuing operations	$(3.24)	$(5.29)	$1.95
Discontinued operations	4.01	4.33	(.68)

Net income (loss) applicable to Common shares	$77	$(.96)	$1.27

Weighted average Common shares used in computing earnings per share	10,789,352	11,375,127	11,714,374

Convertible Preferred Stock (2,325,370, 2,326,858 and 2,424,910 shares) and options to purchase 98,250, 105,750 and 183,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for 2003, 2002 and 2001, respectively, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	(dollars in thousands, except per share)
Balance, January 1, 2001	$4,843	$100	$118	$(17)	$99,747	$(31,389)	$—	$73,402
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	(2,455)	—	—	(2,455)
Issuance of Series A Preferred Stock	7	—	—	—	29	—	—	36
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	(30)	—	—	(30)
Retirement of Treasury Stock	—	—	—	17	(17)	—	—	—
Repurchase of Common Stock	—	—	—	—	(133)	—	—	(133)
Cancellation of Common Stock	—	—	(4)	—	4	—	—	—
Common Stock dividends (pre-merger)	—	—	—	—	(5)	—	—	(5)
Net income	—	—	—	—	—	17,354	—	17,354

Balance, December 31, 2001 (as Restated)	4,850	100	114	—	97,140	(14,035)	—	88,169
Comprehensive income
Foreign currency translation gain	—	—	—	—	—	—	3,204	3,204
Net loss	—	—	—	—	—	(8,464)	—	(8,464)

								(5,260)
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	(2,371)	—	—	(2,371)
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	(30)	—	—	(30)
Repurchase of Series A Preferred Stock	(196)	—	—	—	(784)	—	—	(980)
Common Stock dividends (pre-merger)	—	—	—	—	(25)	—	—	(25)
Other	—	—	—	—	24	—	—	24

Balance, December 31, 2002 (as Restated)	4,654	100	114	—	93,954	(22,499)	3,204	79,527
Comprehensive income
Unrealized foreign currency translation gain	—	—	—	—	—	—	14	14
Sale of foreign operations	—	—	—	—	—	—	(3,117)	(3,117)
Net income	—	—	—	—	—	10,672	—	10,672

								7,569
Issuance of Common Stock	—	—	—	—	195	—	—	195
Repurchase of Series A Preferred stock	(3)	—	—	—	(12)	1	—	(14)
Common shares held by acquired company	—	—	—	(9,924)	—	—	—	(9,924)
Exchange of investments with affiliates	—	—	—	—	678	—	—	678
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	(2,321)	—	—	(2,321)
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	(30)	—	—	(30)

Balance, December 31, 2003	$4,651	$100	$114	$(9,924)	$92,464	$(11,826)	$101	$75,680

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2003	2002	2001
			As Restated
	(dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$10,672	$(8,464)	$17,354
Reconciliation of net income (loss) to net cash used in operating activities Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of real estate	(92,637)	(48,433)	(85,699)
Depreciation and amortization	28,832	14,245	17,707
Amortization of deferred borrowing costs	11,031	8,930	14,335
Writedown of assets held for sale	19,892	4,171	2,500
Discount on sale of notes receivable	2,220	—	—
Litigation settlement	—	916	100
Gain on extinguishment of debt	(7,210)	—	—
Gain on condemnation award	(4,800)	—	—
Equity in (income) loss of investees	3,726	(2,869)	(8,803)
Loss on foreign currency transactions	3,309	—	—
Distributions from equity investees’ operating activities	—	—	53
Increase in accrued interest receivable	(3,992)	(1,586)	(1,045)
(Increase) decrease in other assets	6,686	(14,481)	1,517
Increase (decrease) in accrued interest payable	1,723	2,437	(61)
Increase (decrease) in accounts payable and other liabilities (includes $(36,160) in 2003, $(14,117) in 2002, and $4,526 in 2001 with affiliates)	7,825	(6,277)	(3,427)
Decrease in minority interest	(3,032)	(1,282)	(3,142)

Net cash used in operating activities	$(15,755)	$(52,693)	$(48,611)

Cash Flows From Investing Activities
Collections on notes receivable ($2,535 in 2003, $776 in 2002 and $21 in 2001 from affiliates)	$29,622	$7,416	$4,995
Proceeds from sale of notes receivable	33,866	7,641	—
Notes receivable funded	(3,593)	(2,169)	(14,094)
Proceeds from sale of real estate	163,097	102,772	136,171
Purchase of marketable equity securities	(1,640)	—	—
Proceeds from sale of marketable equity securities	179	1,291	—
Acquisitions of real estate	(15,313)	(1,359)	—
Real estate improvements	(50,997)	(34,336)	(19,581)
Pizza parlor equipment purchased	(1,615)	(2,869)	(1,493)
Proceeds from sale of pizza parlor equipment	438	1,498	—
Acquisition of leasehold interests	—	—	(400)
Purchase of oilfield equipment	—	—	(511)
Earnest money deposits	(8,594)	331	(1,825)
Distribution to equity investees	(648)	—	—
Settlement of interest rate swap contract	(31)	(284)	—
Investment in real estate entities, net of cash acquired	(25,677)	(3,976)	(39,505)

Net cash provided by investing activities	$119,094	$75,956	$63,757

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2003	2002	2001
			As Restated
	(dollars in thousands)
Cash Flows From Financing Activities
Proceeds from notes payable	$178,523	$103,701	$146,773
Margin borrowings (payments), net	11,886	(19,548)	14,389
Payments on notes payable	(285,307)	(133,959)	(171,531)
Deferred borrowing costs	(7,450)	(7,170)	(9,478)
Net advances from affiliates	2,485	43,813	3,833
Dividends paid	(2,351)	(2,401)	(2,467)
Repurchase of Preferred Stock	(14)	—	—
Repurchase of Common Stock	—	—	(133)
Stock sale profits received from affiliate	—	24	—

Net cash used in financing activities	(102,228)	(15,540)	(18,614)

Net increase (decrease) in cash and cash equivalents	1,111	7,723	(3,468)
Cash and cash equivalents, beginning of year	8,432	709	4,177

Cash and cash equivalents, end of year	$9,543	$8,432	$709

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$80,867	$54,400	$62,608
Schedule of noncash investing and financing activities
Notes payable from acquisition of real estate	$29,151	$—	$2,549
Notes payable assumed by buyer upon sale of real estate	45,321	80,729	34,293
Series A Preferred Stock issued in conjunction with the acquisition of EQK Realty Investors, I	—	—	36
Carrying value of real estate exchanged for other real estate	—	7,224	3,726
Redemption of Series A Preferred Stock	—	980	—
Purchase accounting adjustment of net assets acquired	58,558	—	—
Notes receivable from sale of real estate	59,440	59,578	6,336
Series F Preferred Stock issued in conjunction with the acquisition of leasehold interests in oil and gas properties	—	—	3,969
Cancellation of Series F Preferred Stock	—	3,969	—
Note receivable from sale of leasehold interests	—	1,300	—
Contribute new pizza restaurant to new venture	—	—	210
Asset impairment writedown	19,892	4,171	2,500
Acquisition of property to satisfy debt	—	19,789	—
Disposal of property to satisfy debt	4,760	41,050	—
Exchange of interest in note receivable for stock	7,688	—	—
Note receivable from exchange of stock with affiliate	526	—	—
Notes payable proceeds collected by affiliate for property financing	1,500	—	—
Foreign currency translation gain	—	3,204	—
Sale of note and interest receivable to satisfy debt	13,435	—	—
Funds collected by affiliate on sale of real estate	6,239	—	—
Write-off goodwill upon sale of subsidiary	2,116	—	—
Sale of investment to reduce affiliate debt	6,000	—	—
Unrealized foreign currency translation gain	14	—	—
Issuance of Common Stock	195	—	—
Subsidiary shares of parent Common Stock	9,924	—	—
Exchange of investments with affiliate	678	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Realty Investors, Inc. and consolidated subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2001 and 2002 have been reclassified to conform to the 2003 presentation.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.    In November 1999, American Realty Investors, Inc. (“ARI”), a Nevada corporation, was formed, and in August 2000, ARI acquired American Realty Trust, Inc. (“ART”), a Georgia corporation and National Realty, L.P. (“NRLP”), a Delaware partnership that primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

The acquisition of ART and NRLP by ARI was completed on August 2, 2000. NRLP unitholders, except for ART, received one share of ARI Common Stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART’s Preferred Stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. The NRLP units of limited partner interest ceased trading on the American Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000.

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

After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At December 31, 2003, ARI and TCI have the same Board of Directors and three of the directors of IORI also serve as directors of ARI.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of ARI in the amount of $526,000 (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2003, ARI owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003, ARI owned 19.2% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

The following pro forma information reflects the results of operations for ARI as though the consolidation of TCI’s operations had begun on January 1 of each year presented.

	2003	2002
Revenue, as reported	$267,248	$233,083
Revenue, pro forma	296,556	300,163
Net income (loss), as reported	10,672	(8,464)
Net income (loss), pro forma	9,739	(5,358)
Earnings per share:
Basic, as reported	$.77	$(.96)
Basic, pro forma	$.70	$(.73)
Diluted, as reported	$.77	$(.96)
Diluted, pro forma	$.70	$(.73)

On June 30, 2003, ARI sold its 71.4% interest in Realty Advisors Korea, Ltd. (“RAK”) to Realty Advisors, Inc. (“Realty Advisors”), a related party, for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 71.4% interest in RAK in 2002.

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (79%) and Syntek West, Inc. (“Syntek West”) (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime LLC”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

Basis of consolidation.    The Consolidated Financial Statements include the accounts of ARI, and all controlled subsidiaries and partnerships. All significant intercompany transactions and balances have been eliminated.

Accounting estimates.    In the preparation of these Consolidated Financial Statements, in conformity with accounting principles generally accepted in the United States of America, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year then ended. Actual results could differ materially from these estimates.

Nonperforming notes receivable.    ARI considers a note receivable to be nonperforming when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered nonperforming will also be considered nonperforming, without regard to the borrower’s adherence to payment terms.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest recognition on notes receivable.    Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for estimated losses.    A valuation allowance is provided for estimated losses on notes receivable considered to be impaired. Impairment is considered to exist when it is probable that all amounts due under the terms of the note will not be collected. Valuation allowances are provided for estimated losses on notes receivable to the extent that the investment in the note exceeds management’s estimate of fair value of the collateral securing such note.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires the issuer to classify a financial instrument that is within the scope of the standard as a liability if such financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 is not expected to require ARI to reclass any financial instruments currently on its balance sheet.

Real estate held for investment and depreciation.    Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

Real estate held for sale.    Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Investments in equity investees.    ARI may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional investment and decreased by a proportionate share of the investee’s operating losses and distributions received.

Present value premiums/discounts.    Present value premiums and discounts are provided on notes receivable or payable that have interest rates that differ substantially from prevailing market rates and such

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums and discounts are amortized by the interest method over the lives of the related notes. The factors considered in determining a market rate for notes receivable include the borrower’s credit standing, nature of the collateral and payment terms of the note.

Foreign Currency Translation.    Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of shareholders’ equity. Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in income and amounted to $3.3 million in 2003.

Revenue recognition on the sale of real estate.    Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, or the financing method, whichever is appropriate.

Operating segments.    Management has determined reportable operating segments to be those that are used for internal reporting purposes, which disaggregates operations by type of real estate.

Fair value of financial instruments.    The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For nonperforming notes receivable the estimated fair value of ARI’s interest in the collateral property was used. For marketable equity securities fair value was based on the year end closing market price of each security. For notes payable the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings (loss) per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and convertible securities is included in the calculation of diluted per share data. Options, warrants and convertible securities have not been considered since their inclusion would be anti-dilutive.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based employee compensation.    Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations are utilized by management in accounting for the option plans. All share options issued have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below.

	2003	2002	2001
	(dollars in thousands, except per share amounts)
Net income (loss) applicable to Common Shares, as reported	$8,321	$(10,865)	$14,869
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	21	114	669

Pro forma net income (loss)	$8,320	$(10,979)	$14,200

Net income (loss) per share
Basic, as reported	$.77	$(.96)	$1.27
Basic, pro forma	$.77	$(.97)	$1.21
Diluted, as reported	$.77	$(.96)	$1.27
Diluted, pro forma	$.77	$(.97)	$1.21

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	65%	69%	72%
Risk-free interest rate	4.04%	3.95%	1.25%
Expected lives (in years)	10	10	10
Forfeitures	10%	10%	10%

The weighted average fair value per share of options granted in 2003 was $7.05.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    REAL ESTATE

In 2003, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	$1,979	$383	$1,554		5.50%		08/44
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		5.50		10/44
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.60		04/12
Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05
Sheffield Village	Grand Prairie, TX	13.9 Acres	1,500	464	975		5.50	(3)	09/04
Travelers(4)	Farmers Branch, TX	202.0 Acres	25,000	1,947	22,802	(5)	5.49		10/06

(1)	Land purchased for apartment construction.
(2)	Assumed debt of seller.
(3)	Variable interest rate.
(4)	Purchased from IORI.
(5)	Seller financing.

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

In 2002, ARI purchased the following property:

Property	Location	Units/ Sq.Ft./ Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
Apartments
Pinecrest(1)	North Augusta, SC	120 Units	$2,979	$—	$1,423	(3)	8.75%	03/03
Tiberon Trails(1)	Merrillville, IN	376 Units	12,336	—	6,417	(3)	9.00	07/06
Shopping Center
Alta Mesa(1)	Ft. Worth, TX	59,933 Sq.Ft.	3,797	—	1,804	(3)	10.43	10/04
Plaza on Bachman Creek(2)	Dallas, TX	80,278 Sq.Ft.	3,103	—	—		—	—
Land
Pioneer Crossing	Austin, TX	79.4 Acres	1,165	1,213	—		—	—
Willow Springs	Beaumont, CA	20.7 Acres	140	146	—		—	—

(1)	Property received from BCM for forgiveness of debt.
(2)	Exchanged with TCI for the Oaktree Village Shopping Center, Rasor land parcel and Lakeshore Villas land parcel.
(3)	Assumed debt of seller.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, ARI sold the following properties:

Property	Location	Units /Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—		$291		$174
Confederate Point	Jacksonville, FL	206 Units	10,700	2,780		7,241	(3)	8,373
Georgetown	Panama City, FL	44 Units	1,175	323		789	(3)	72
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976	(3)	1,025
Lake Château	Thomasville, GA	98 Units	1,600	460		1,033		147
Landing & Marina	Pensacola, FL	52 Units	1,825	576		1,162	(3)	492
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208	(3)	1,895
Marquis at Vista Ridge	Lewisville, TX	288 Units	17,700	2,175		15,525	(3)	125	(2)
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806		2,784		915
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		(304)
Quail Creek	Lawrence, KS	96 Units	4,700	1,188		3,260		1,683
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361		2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—		2,360		697
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,490
Summerfield	Orlando, FL	224 Units	9,415	4,845		4,476		4,268
Treehouse	Irving, TX	160 Units	7,500	—		5,083	(3)	4,762	(8)
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		1,140
Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq.Ft.	8,700	—		—		8,700	(1)
Cullman	Cullman, AL	92,466 Sq.Ft.	2,000	—		2,650	(3)	1,118	(1)
Oak Tree Village	Lubbock, TX	45,623 Sq.Ft.	3,366	1,527		1,328		820
Parkway Centre	Dallas, TX	28,374 Sq.Ft.	4,000	—		1,640	(3)	2,470	(8)
Sheboygan	Sheboygan, WI	74,532 Sq.Ft.	1,225	669		569		181
Westwood	Tallahassee, FL	149,855 Sq.Ft.	8,950	5,045		1,880		5,787
Office Buildings
56 Expressway	Oklahoma City, OK	54,649 Sq. Ft.	1,702	103		1,478	(3)	1,253
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,698		5,944		2,798
Encino Executive Plaza	Encino, CA	177,211 Sq.Ft.	37,040	1,947		33,145		(67)
Remington Tower	Tulsa, OK	90,009 Sq.Ft.	3,360	(80)		3,360	(3)	(579)
Land
Eagle Crest	Dallas, TX	20.0 Acres	4,000	—		4,000	(8)	1,918	(8)
Jeffries Ranch	Oceanside, CA	82.4 Acres	2,900	151		—		1,474
Katrina	Palm Desert, CA	89.3 Acres	8,550	(410)		2,800		(40)
Keller	Tarrant County, TX	30.0 Acres	2,800	2,676		—		2,063
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(5)	—		(149)
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Mason Goodrich	Houston, TX	2.8 Acres	250	14		197		97
Mason Goodrich	Houston, TX	6.6 Acres	1,350	84		1,124		964
McKinney Corners II	Collin County, TX	2.1 Acres	300	(60)		285		208
Nashville	Nashville, TN	1.1 Acres	201	9		170		135
Nashville	Nashville, TN	8.8 Acres	235	(11)		217		114
Palm Desert	Palm Desert, CA	25.1 Acres	2,600	(88	)(9)	—		797
Pioneer Crossing	Austin, TX	367.4 Acres	22,500	4,948		—		13,916
Pioneer Crossing	Austin, TX	33.4 Acres	2,386	(78)		—		1,776	(11)
Pioneer Crossing	Austin, TX	113.7 Acres	1,839	718		—		(94)
Pioneer Crossing	Austin, TX	196.6 Acres	3,911	2,839		—		(285)
Sendero Ranch	Ft. Worth, TX	14.0 Acres	300	292		—		(770)
Scout	Tarrant County, TX	51.6 Acres	2,788	485		—		2,321
Solco-Valley Ranch	Farmers Branch, TX	6.1 Acres	1,999	(90	)(7)	—		529
State Highway 121/Watters Road(10)	Collin County, TX	37.1 Acres	2,188	1,197		912		1,410
Vineyards II	Tarrant County, TX	4.8 Acres	2,617	225		1,570		14
Vista Ridge	Lewisville, TX	14.5 Acres	2,250	713		1,343		622
Hotels
Clarion KC Airport (6)	Kansas City, MO	196 Rooms	2,070	—		4,888	(6)	—
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258		4,209	(3)	(31	)(4)
Industrial Warehouses
Kelly (108th Street)	Dallas, TX	20,871 Sq.Ft.	675	—		634		357
Kelly (301 Hilltop)	Dallas, TX	76,946 Sq.Ft.	1,800	—		1,712		639
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,805
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		5,579

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Sold to TCI to satisfy affiliate debt. Gain deferred until sale to unrelated party.
(2)	Sold to Housing for Seniors of Lewisville, LLC, a related party. Gain deferred until sale to unrelated party.
(3)	Debt assumed by purchaser.
(4)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.
(5)	Cash of $210,000 was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold at foreclosure auction. Impairment of $3.3 million and debt forgiveness of $2.8 million recognized.
(7)	Cash of $2.0 million was received by BCM and applied to ARI’s affiliate debt.
(8)	Sold to IORI to satisfy affiliate debt. Gain deferred until sale to unrelated party.
(9)	Cash of $2.6 million was received by Prime and applied to ARI’s affiliate debt.
(10)	Approximately 20.0 acres of Watters Road land and 17.1 acres of State Highway 121 land were sold together in a single transaction.
(11)	Gain deferred until collection of note receivable.

In 2002, ARI sold the following properties:

Property	Location	Units/ Acres/Sq.Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
Apartments
Conradi House	Tallahassee, FL	98 Units	$1,809	$388	$1,047		$435
Daluce	Tallahassee, FL	112 Units	3,634	779	2,494	(3)	735
Grand Lagoon	Panama City, FL	54 Units	2,750	285	2,083		1,572
Lakeshore Villas	Harris County, TX	312 Units	21,957	(764)	13,593		8,942	(7)
Lee Hills	Tallahassee, FL	16 Units	445	355	—		127
Mallard Lake(1)	Greensboro, NC	336 Units	14,400	—	7,362		—
Morning Star	Tallahassee, FL	82 Units	2,217	718	1,187		618
Oak Hill	Tallahassee, FL	92 Units	3,200	156 (4)	2,550		285
Pheasant Ridge	Bellevue, NE	264 Units	10,400	2,576	6,237		6,763
Pinecrest West	Tallahassee, FL	48 Units	1,600	(48)	1,386		653
Regency	Tampa, FL	78 Units	3,200	851	1,710		541
Stonebridge	Florissant, MO	100 Units	4,340	1,142	2,893		3,081
Stonegate	Tallahassee, FL	83 Units	1,785	486	1,026		(320)
Valley Hi	Tallahassee, FL	54 Units	1,452	75	1,159		413
Villas	Plano, TX	208 Units	8,525	3,701	4,023		5,615
Westwood Parc	Tallahassee, FL	94 Units	2,523	817	1,370		759
White Pines	Tallahassee, FL	85 Units	764	10	593		(127)
Woodsong	Smyrna, GA	190 Units	9,200	2,573	8,196		7,128
Office Building
Centura	Dallas, TX	410,901 Sq.Ft.	50,000	—	43,739	(3)	5,762	(5)
Melrose Business Park	Oklahoma City, OK	124,200 Sq.Ft.	1,890	953	816		1,399
Rosedale Towers	Minneapolis, MN	84,798 Sq.Ft.	7,235	3,324	7,665		2,028	(8)
Shopping Center
Alta Mesa	Fort Worth, TX	59,933 Sq.Ft.	3,617	1,399	1,791		—
Oaktree Village(2)	Lubbock, TX	45,623 Sq.Ft.	2,302	131	1,389	(10)	—
Land
Centura Holdings	Farmers Branch, TX	5.1 Acres	7,747	—	7,242	(3)	1,236	(5)
Clark	Farmers Branch, TX	3.3 Acres	4,961	—	—		2,675	(5)
Desert Wells	Palm Desert, CA	171.1 Acres	11,900	1,421	1,000		5,955
Desert Wells	Palm Desert, CA	238.0 Acres	23,785	321	1,050		15,024	(9)
Eldorado Parkway	Collin County, TX	8.8 Acres	1,180	1,030	50		104
Elm Fork	Denton County, TX	14.5 Acres	2,745	(105)	2,633		1,615
Elm Fork	Denton County, TX	14.2 Acres	1,526	(54)	701		527
Elm Fork	Denton County, TX	16.7 Acres	1,617	(299)	1,554		429
Frisco Bridges	Collin County, TX	10.8 Acres	1,881	151	1,500		(94)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/ Acres/Sq.Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
Land—continued
Hollywood Casino	Farmers Branch, TX	42.8 Acres	$16,987	$—	$6,222	(3)	$7,520	(5)
Katrina	Palm Desert, CA	2.1 Acres	1,323	(40)	1,237		978
Katrina	Palm Desert, CA	80.0 Acres	6,778	(1,382)	2,500		(2,032)
Katrina	Palm Desert, CA	1.8 Acres	700	648	—		464
Lakeshore Villas(2)	Harris County, TX	16.9 Acres	1,499	215	—		—
Marine Creek	Ft. Worth, TX	54.2 Acres	3,700	—	1,500	(10)	1,334	(5)
Mason Goodrich	Houston, TX	7.9 Acres	672	46	554		268
Mason Goodrich	Houston, TX	10.3 Acres	1,444	93	1,225		895
Mason Goodrich	Houston, TX	18.0 Acres	2,790	—	2,690	(10)	1,982	(5)
Mason Goodrich	Houston, TX	13.0 Acres	1,150	(445)	400		521
Mason Goodrich	Houston, TX	31.5 Acres	2,800	132	1,425		324
Mason Goodrich	Houston, TX	7.0 Acres	760	93	593		396
Messick	Palm Desert, CA	71.0 Acres	6,015	(163)	1,300		2,056
Monterrey	Riverside, CA	61.0 Acres	4,625	—	—		61	(6)
Nashville	Nashville, TN	16.6 Acres	1,890	—	955	(10)	1,016	(5)
Nashville	Nashville, TN	1.0 Acres	140	(4)	125		73
Rasor(2)	Plano, TX	24.5 Acres	1,211	174	—		—
Thompson II	Dallas County, TX	.2 Acres	21	20	—		(11)
Varner Road	Riverside, CA	129.7 Acres	3,700	671	—		1,413
Vista Ridge	Lewisville, TX	10.0 Acres	1,525	130	1,220		401
Vista Ridge	Lewisville, TX	3.9 Acres	630	1	531		170
Willow Springs	Beaumont, CA	1,503.0 Acres	9,800	(1,345)	2,600		4,872	(9)
Woolley	Farmers Branch, TX	0.4 Acres	637	—	—		466	(5)

(1)	Exchanged for Governor’s Square, Grand Lagoon, Park Avenue, Greenbriar, Regency and Westwood Apartments.
(2)	Exchanged with TCI for the Plaza on Bachman Creek Shopping Center.
(3)	Debt assumed by purchaser.
(4)	Represents dividends on and redemption of Innovo Preferred Stock. See NOTE 8. “NOTES AND INTEREST PAYABLE.”
(5)	Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.
(6)	Sold to TCI to satisfy debt. In September 2002, gain of $34,000 recognized upon sale of 36 acres to unrelated party. In September 2003, gain of $27,000 recognized upon sale of 25 acres to unrelated party.
(7)	Sold to Housing for Seniors of Humble, LLC (“Humble”), a related party. Gain deferred until sale to unrelated party.
(8)	The cash received from the sale was not sufficient to repay the entire amount of the financing obtained from IORI in January 2002. In April 2003, ARI repaid $2.0 million in principal and accrued interest. In August 2003, ARI repaid the remaining principal and accrued interest.
(9)	Gain deferred until collection of mortgage note receivable in March 2003.
(10)	Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	$2,201	$18,385	$15,500
Breakwater Bay	Beaumont, TX	176 Units	2,691	7,776	9,545
Capitol Hill	Little Rock, AR	156 Units	3,303	7,276	9,500
DeSoto Ranch	DeSoto, TX	248 Units	16,184	2,036	16,273
Heather Creek	Mesquite, TX	200 Units	3,658	9,644	12,079
Kingsland Ranch	Houston, TX	398 Units	14,206	11,449	23,000
Verandas at City View	Fort Worth, TX	314 Units	14,339	8,505	19,393
Vistas at Pinnacle Park	Dallas, TX	322 Units	3,261	17,921	19,149

During 2003, ARI completed the 186 unit Blue Lake Villas in Waxahachie, Texas; the 216 unit Echo Valley Apartments in Dallas, Texas; the 284 unit Falcon Lakes in Arlington, Texas; the 180 unit River Oaks Apartments in Wylie, Texas; the 384 unit Sendero Ridge Apartments in San Antonio, Texas; and the 256 unit Spyglass Apartments in Mansfield, Texas; and the 188 unit Windsong Apartments in Ft. Worth, Texas.

NOTE 3.    NOTES AND INTEREST RECEIVABLE

	2003		2002
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing (including $35,054 in 2003 and $33,260 in 2002 from affiliates)	$60,064	$60,359	$62,937	$76,068
Nonperforming (including $6,097 in 2002 from affiliates)	9,800	10,819	7,092	7,114

	$69,864	71,178	$70,029	83,182

Interest receivable (including $2,643 in 2003 and $1,923 in 2002 from affiliates)		4,050		2,028

		$75,228		$85,210

Interest income is recognized on nonperforming notes receivable on a cash basis. For the years 2003, 2002 and 2001 unrecognized interest income on such nonperforming notes receivable totaled $583,000, $706,000 and $233,000, respectively.

Notes receivable at December 31, 2003, mature from 2003 to 2013 with interest rates ranging from 4.25% to 18.0% per annum and a weighted average rate of 8.9% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower. A majority of the notes receivable provide for principal to be paid at maturity. Scheduled principal maturities of $48.6 million are due in 2004.

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt paydown and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest will begin accruing after improvements to the site have been completed by ARI. At April 2004, the

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

improvements have begun. The future costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map (the “Map”) is recorded. ARI expects that the Map will be recorded by the end of June 2004. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

In March 2003, ARI sold the Grand Hotel Sofia for $24.8 million, receiving $6.3 million in cash after paying closing costs and debt assumption and providing purchase money financing of $13.5 million. The note was non-interest-bearing for 90 days, then bore interest at 9.0% per annum for the next 90 days and matured in September 2003. In September 2003, the note was collected in full, including accrued but unpaid interest.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million, receiving $255,000 after payment of closing costs and debt pay down and providing purchase money financing of $42,000. The note bears interest at 5.0% per annum and requires all interest and principal be paid at maturity in December 2003. In December 2003, the maturity date was extended to February 2004. As of March 2004, negotiations are underway to further extend the terms of the note.

In September 2003, ARI sold a 367.4 acre tract of its Pioneer Crossing land parcel for $22.5 million, receiving $4.9 million after payment of closing costs and providing purchase money financing of $16.9 million. The note bears interest at 8.0% per annum, matures in September 2006 and requires quarterly payments of accrued interest beginning in January 2004. All principal and accrued but unpaid interest are due at maturity. In November 2003, ARI sold an interest in $8.0 million of the note for $7.5 million, receiving $7.2 million in cash after payment of closing costs and debt paydown. In February 2004, ARI sold an additional interest in $6.6 million of the note for $6.3 million, receiving $6.3 million in cash after paying closing costs.

In October 2003, ARI sold a 33.4 acre tract of its Pioneer Crossing land parcel for $2.3 million, paying $78,000 after payment of closing costs and providing purchase money financing of $2.4 million. The note bears interest at 10.0% per annum, requires interest-only payments beginning in November 2007 and matures in October 2008.

In November 2003, ARI sold its Scout land parcel for $2.8 million, receiving $485,000 in cash after paying closing costs and providing purchase money financing of $2.1 million. The note bore interest at 6.25% per annum, required monthly payments of accrued interest beginning in December 2003 and matured in November 2006. All principal and accrued but unpaid interest were due at maturity. In December 2003, the note was sold to Realty Advisors for $2.1 million, plus accrued interest, to reduce ARI’s affiliate debt.

In December 2003, ARI sold its Jeffries Ranch land parcel for $2.9 million, receiving $151,000 after payment of closing costs and providing purchase money financing of $2.5 million. Also in December 2003, the note was sold to Realty Advisors for $2.5 million, to reduce ARI’s affiliate debt.

In May 2002, ARI sold its leasehold interests in various oil and gas mineral development properties for $1.3 million, receiving a note from the buyer for the purchase price. The note bore interest at 10.0% per annum, matured in May 2004 and required monthly payments of principal and accrued interest. See NOTE 5. “OIL AND GAS OPERATIONS.” In November 2002, the note was sold to 10300 Gaywood Trust, a related party, for $1.3 million plus accrued but unpaid interest, to satisfy debt. No cash was received by ARI for the sale of the note.

In August 2002, ARI sold a 14.2 acre tract of its Elm Fork land parcel for $1.5 million, paying $54,000 after payment of closing costs and debt paydown and providing purchase money financing of $763,000. The loan bore

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the note was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the note has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity. At March 2004, negotiations are underway to modify and extend the terms of the note. In July 2003, ARI advanced an additional $357,000 to the borrower. The new note bore interest at 8.0% per annum and matured in July 2004. In November 2003, the note was collected in full, including accrued but unpaid interest.

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

In July 2001, ARI funded a $1.7 million mortgage loan secured by a first lien on 44.6 acres of unimproved land in Fort Worth, Texas, and a 100% interest in a partnership. The note receivable bore interest at 16.0% per annum, required monthly interest only payments and matured in June 2002. In September 2002, ARI received $1.3 million on the note. With this payment, ARI agreed to release the lien on the 44.6 acres substituting a second lien on 21.61 acres of unimproved land in Tarrant County, Texas, from the borrower to secure the remaining $689,000 in debt. ARI extended the maturity to November 2002. In May 2003, the loan was paid in full, including accrued but unpaid interest.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. On January 22, 2003, ARI agreed to extend the maturity date until May 1, 2003. The agreement requires interest to accrue at the default rate of 18%. As of December 2003, ARI has funded a total of $4.3 million and the note was classified as nonperforming. Management is continuing to negotiate new terms and collateral for this loan.

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

Related Party.    On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000. The note bore interest at 2% over the prime rate, currently 6.00% per annum, matured in June 2004 and required monthly interest payments beginning in June 2003 and quarterly principal payments beginning in September 2003. In December 2003, ARI obtained 24,184 shares of TCI common stock from BCM in payment of the final $394,000 balance due on the note.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2002, ARI converted $4.5 million of its receivable from BCM to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bore interest at 10.0% per annum, matured in March 2004 and required quarterly payments of principal and accrued interest, beginning in December 2002. In December 2003, ARI received 92,052 shares of TCI common stock in payment of the final $1.5 million balance due on the note.

In December 2002, ARI sold the Lakeshore Villas Apartments to Humble, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One note had a principal amount of $2.0 million. The note was unsecured, and was guaranteed by Unified Housing Foundation, Inc. (“Unified”), a related party. The second note had a principal amount of $6.4 million, and was secured by a pledge by Unified of 100% of the Member Interest in Humble. Both notes bore interest at 11.5% per annum, matured in December 2009 and required quarterly payments beginning in March 2003. Richard W. Humphrey, a Director of ARI until July 2003, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified. In December 2003, both notes were sold to IORI for $8.4 million, plus accrued interest, to reduce ARI’s affiliate debt.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2% over the prime rate, currently at 6.0%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in the day-to-day operations or management of One Realco.

In December 2000, an unsecured loan with a remaining principal balance of $1.8 million to Warwick of Summit, Inc. (“Warwick”) matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In March 2003, $27,000 of principal and $223,000 of interest was

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received. In April 2003, $149,000 of principal and $26,000 of interest was received. In July 2003, $10,000 of interest was received. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001. In December 2003, the note was sold to Prime for $1.8 million to reduce ARI’s affiliate debt.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. (“Bordeaux”), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, was secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI in payment of the note. ARI recorded real estate assets of $8.8 million and assumed $7.2 million of mortgage debt and other liabilities on the shopping center and the undeveloped land. No gain or loss was recorded on this transaction. In December 2003, the shopping center was exchanged with Regis Realty I, LLC (“Regis I”), a related party, for three notes receivable: $1.4 million from Unified Housing of Harvest Hill, LLC (“Harvest Hill”); $1.4 million from Unified Housing of Harvest Hill I, LLC (“Harvest Hill I”); and $2.1 million from Unified Housing of Harvest Hill III, LLC (“Harvest Hill III”), related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001. In December 2003, the note was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from of Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf. The interest rate was changed to 2% over the prime rate, currently 6.00% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2003	2002	2001
Balance January 1,	$3,077	$2,577	$2,577
TCI allowance	1,456	—	—
Increase in provision	100	500	—

Balance December 31,	$4,633	$3,077	$2,577

NOTE 5.    OIL AND GAS OPERATIONS

In May 2001, ARI purchased the leasehold interests in 37 oil and gas mineral development properties, which included 131 drilled wells. The total proved reserves were 6.5 million barrels of oil and 3.3 billion cubic feet of natural gas. The total purchase price was $4.7 million, plus a 40% profit participation. The Operator’s Interest was purchased for $375,000, with $25,000 cash paid at closing. ARI gave a note payable for the remaining $350,000. The note bore no interest, and matured in May 2002. Monthly principal payments of $25,000 were required. The Working Interests were purchased for $4.3 million, with $125,000 cash paid at closing. ARI gave a note payable for $250,000. The note bore no interest, and matured in November 2001. One-half of the principal was paid in August 2001. The remaining $4.0 million was paid by issuing 3,968.75 shares of ARI Series F Preferred Stock, which was redeemable quarterly in an amount equal to 20% of net cash flow from the oil and gas operations. The stock had a liquidation value of $1,000 per share, and paid no dividends.

In May 2002, ARI sold the leasehold interests for $1.3 million, receiving a note from the buyer for the purchase price. The note bore interest at 10.0% per annum, matured in May 2004 and required monthly payments of principal and accrued interest. As part of the sale, the notes payable given by ARI for the purchase of the Operator’s Interest, ($350,000) and the Working Interests ($250,000) were canceled. The 3,968.75 shares of ARI Series F Preferred Stock were also returned to ARI and canceled.

In November 2002, the note was sold to 10300 Gaywood Trust, a related party, for $1.3 million plus accrued but unpaid interest, to reduce ARI’s affiliate debt. No cash was received by ARI for the sale of the note.

NOTE 6.    INVESTMENTS IN EQUITY INVESTEES

Before 2003, ARI’s investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI’s advisor until June 30, 2003, also served as advisor to IORI and TCI until June 30, 2003.

Through March 31, 2003, ARI accounted for its investment in IORI and TCI and the joint venture partnerships using the equity method. ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. See NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with related parties for a total of $1.4 million. At December 31, 2003, ARI owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003, ARI owned 19.2% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

ARI is a non-controlling 30% general partner in Sacramento Nine, which at December 31, 2003 owned an office building in Rancho Cordova, California.

The investments in IORI and the joint venture partnerships are accounted for using the equity method as more fully described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Investments in equity investees.”

A significant portion of ARI’s investment in IORI and TCI is pledged as collateral for borrowings. See NOTE 8. “NOTES AND INTEREST PAYABLE” and NOTE 9. “MARGIN BORROWINGS.”

Investments in equity investees consisted of the following:

Investee	Percentage of Ownership at December 31, 2003	Carrying Value of Investment at December 31, 2003	Equivalent Investee Book Value at December 31, 2003	Market Value of Investment at December 31, 2003
IORI	19.20%	$4,423	$9,381	$5,331
Other		564

		$4,987

Investee	Percentage of Ownership at December 31, 2002	Carrying Value of Investment at December 31, 2002	Equivalent Investee Book Value at December 31, 2002	Market Value of Investment at December 31, 2002
IORI	28.49%	$7,383	$10,628	$7,711
TCI	49.81	71,035	110,769	70,926

		78,418	$121,397	$78,637

Other		2,572

		$80,990

ART Florida Portfolio II, Ltd.    In January 2002, Investors Choice Florida Public Funds II, in which ART Florida Portfolio II, Ltd. owned an interest, sold Villas Continental Apartments. ARI received $1.3 million in cash from the sale. ARI’s share of the loss incurred on the sale was $286,000, which is included in loss on sale of investments in equity investees in the Consolidated Statements of Operations.

Set forth below are summary financial data for equity investees:

	2003	2002
Property and notes receivable, net	$95,896	$862,190
Other assets	5,248	86,484
Notes payable	(60,825)	(653,784)
Other liabilities	(1,230)	(35,189)

Equity	$39,089	$259,701

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2002	2001
Revenues	$35,306	$121,055	$128,099
Depreciation	(5,817)	(20,799)	(19,021)
Provision for losses	(956)	(4,316)	(281)
Interest	(11,517)	(43,679)	(42,006)
Operating expenses	(26,287)	(93,760)	(100,334)
Gain on sale of real estate	—	—	48,961

Income (loss) from continuing operations	(9,271)	(41,499)	15,418
Income (loss) from discontinued operations	(1,685)	(2,675)	931
Gain from sale of discontinued operations	5,334	51,110	—

Net income (loss)	$(5,622)	$6,936	$16,349

ARI’s equity share of:

	2003	2002	2001
Loss before gains on sale of real estate	$(4,441)	$(20,938)	$(13,646)
Gains on sale of real estate	715	24,069	22,542

Net income (loss)	$(3,726)	$3,131	$8,896

The cash flow from IORI is dependent on the ability of IORI to make distributions. IORI ceased making quarterly distributions in the fourth quarter of 2000.

ARI initially acquired its investment in IORI and TCI in 1989.

NOTE 7.    MARKETABLE EQUITY SECURITIES

Since 1994, ARI has purchased equity securities of entities other than those of the IORI and TCI to diversify and increase the liquidity of its margin accounts and its trading portfolio. The acquisition of RAK added $1.4 million in marketable securities of which $1.3 million were sold in 2002. Trading portfolio securities are carried at market value. In 2003, ARI purchased 1.6 million and sold 108,000 of marketable securities. At December 31, 2003, ARI recognized an unrealized increase in the market value of trading portfolio securities of $7,000. In 2003, ARI realized $66,000 in gains from the sale of trading portfolio securities. At December 31, 2002, ARI recognized an unrealized decline in the market value of trading portfolio securities of $25,000. In 2002, ARI realized no gains or losses from the sale of trading portfolio securities and received no dividends. At December 31, 2001, ARI recognized an unrealized decline in the market value of trading portfolio securities of $55,000. In 2001, ARI realized no gains or losses from the sale of trading portfolio securities and received no dividends. Unrealized and realized gains and losses in trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations.

In March 2003, ARI obtained a loan in the amount of $5.0 million to acquire equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. As of May 2003, the loan was paid in full. This investment is considered an available-for-sale security.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2003		2002
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable
Mortgage loans	$911,991	$926,034	$455,888	$448,051
Borrowings from financial institutions	19,104	15,414	8,022	8,897
Notes payable to affiliates	31,498	34,775	15,181	14,346

	$962,593	976,223	$479,091	471,294

Interest payable		10,546		4,139

		$986,769		$475,433

Scheduled principal payments on notes payable are due as follows:

2004	$288,952
2005	79,838
2006	102,431
2007	99,731
2008	56,655
Thereafter	348,616

$976,223

Stated interest rates on notes payable ranged from 3.3% to 17.9% per annum at December 31, 2003, and matured in varying installments between 2004 and 2044. At December 31, 2003, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $1,099.5 million.

In January 2002, the lender on three of ARI’s residential properties located in Florida commenced foreclosure actions, due to ARI’s failure to pay the loans at maturity on January 1, 2002. ARI has filed counterclaims asserting the lender had abruptly withdrawn from discussions for refinancing. The balance owed on the three loans was $7.2 million. In May 2002, the lender’s claims were dismissed voluntarily.

ARI is currently in default on a $1.0 million loan secured by interests in the partnership which owns the Tivoli Apartments in Dallas, Texas. ARI attempted to negotiate an extension for this loan maturing in December 2002. In January 2003, the lender commenced a lawsuit against ARI to collect the amount. In August 2003, ARI cured this default.

ARI is currently in default on a $5.3 million loan secured by the Majestic Hotel in San Francisco, California. ARI ceased making monthly payments of principal and interest in May 2002 and attempted to restructure the debt.

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans was $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. In March 2004, ARI paid off these loans through other refinancings.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the lenders on one of ARI’s commercial properties located in Texas notified ARI that the loans on the property were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans is $18.7 million. In December 2003, ARI sold the property to a related entity, which then filed for bankruptcy, in an effort to restructure the debt on the property. ARI expects to reacquire the property after the debt is restructured. This transaction was not accounted for as a sale by ARI. The property and related debt remain on ARI’s balance sheet.

In March 2003, ARI received a loan for $5.0 million that was secured by its investment in equity securities of Realty Korea CR-REIT Co., Ltd. No. 1. The loan was also secured by a second deed of trust on commercial properties in North Carolina and Texas. The loan bore interest at the prime rate plus 1%, currently 5.0%, required monthly interest only payments and matured in August 2004. In May 2003, the loan was paid in full.

In October 2003, ARI borrowed $1.6 million from IORI, which was then advanced to the Class A Limited Partners of Encino Executive Plaza, Ltd. The loan bore interest at 2.0% per annum and matures in June 2006. All principal and interest are due at maturity. Effective January 1, 2004, the interest rate was changed to 5.49%.

In October 2003, ARI received a construction loan for $15.5 million for the construction of a new apartment development in Lewisville, Texas.

In January 2004, the lender on three of ARI’s land properties located in Texas notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans is $10.3 million.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/ Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000		$1,551	$2,885	10.75%		03/04	(5)
Katrina	Palm Desert, CA	52.0 Acres	5,100		3,000	1,795	6.25	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(4)	450	1,494	7.50		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(4)	—	—	—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(4)	—	—	—		—
Las Colinas	Las Colinas, TX	55.7 Acres	6,885		17,338	(11,622)	7.00	(1)	11/04
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850	6.25	(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(4)	—	—	—		—
Nashville	Nashville,TN	113.8 Acres	6,059		807	4,725	14.00		03/04	(5)
Nashville	Nashville, TN	113.8 Acres	941		—	737	14.00		03/04	(5)
Rasor	Plano, TX	23.7 Acres	1,260		—	1,214	7.00	(1)	11/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(4)	—	—	—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(4)	—	—	—		—
Valwood	Dallas County, TX	235.0 Acres	8,100		5,400	1,745	7.00	(1)	11/06
Vineyards II	Tarrant County, TX	18.6 Acres	3,280		3,750	(583)	6.75	(1)	02/06
Apartments
Arlington Place	Pasadena, TX	230 Units	1,500		—	— (2)	5.00		05/03	(3)
Plantation	Tulsa, OK	138 Units	2,320		1,924	173	5.60		06/29
Tree House	Irving, TX	160 Units	5,100		2,518	2,132	5.00	(1)	08/13
Windsor Tower	Ocala, FL	64 Units	2,000		1,989	(104)	4.75		08/08
Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq.Ft.	6,500		—	6,152	6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq.Ft.	1,700		2,650	1,048	6.25	(1)	04/05
Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq.Ft.	1,800		—	1,722	6.25	(1)	04/05
Office Building
1010 Common	New Orleans, LA	494,579 Sq. Ft.	5,574		7,876	1,320	5.50	(1)	12/06
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	6,286		7,108	—	5.50	(1)	12/06
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	3,425		6,269	—	5.25	(1)	12/06
Amoco	New Orleans, LA	378,244 Sq. Ft.	10,140		14,408	—	5.50	(1)	12/06
Countryside Retail Center	Sterling, VA	133,422 Sq. Ft.	17,342		16,102	101	5.25	(1)	12/06
Harmon	Sterling, VA	72,062 Sq. Ft.	8,869		7,569	—	5.25	(1)	12/06
Mimado	Sterling, VA	35,127 Sq. Ft.	4,790		4,486	—	5.25	(1)	12/06
One Hickory Centre	Farmers Branch, TX	102,615 Sq. Ft.	11,973	(6)	—	—	5.49		10/06

(1)	Variable interest rate.
(2)	Cash of $1.5 million was received by BCM and applied to ARI’s affiliate debt.
(3)	Paid in July 2003.
(4)	Single note, with all properties as collateral.
(5)	Extended on a month-to-month basis.
(6)	Payable to IORI. In April 2002, ARI sold the company that owned One Hickory Centre to TCI. The transaction was accounted for as a note payable. (See NOTE 8. “NOTES AND INTEREST PAYABLE.”) In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. These additional transactions discharged the 2002 financing from TCI.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/ Acres/ Sq.Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Apartments
Lee Hills	Tallahassee, FL	16 Units	$1,750	(2)	$117	$590	6.625	%(1)	06/05
Valley Hi	Tallahassee, FL	54 Units	—	(2)	878	—	—		—
White Pines	Tallahassee, FL	85 Units	—	(2)	—	—	—		—
Land
Desert Wells	Palm Desert, CA	244.3 Acres	9,500		9,500	959	10.250	(1)	12/04
Katrina	Palm Desert, CA	201.7 Acres	3,000		5,735	(3,071)	10.250	(1)	12/03
Walker	Dallas County, TX	90.6 Acres	8,500		8,500	(1,411)	11.250	(1)	01/03	(3)
Shopping Center
Plaza on Bachman Creek	Dallas, TX	80,278 Sq.Ft.	5,000		—	4,444	6.625	(1)	04/04
Office Buildings
Four Hickory Centre	Farmers Branch, TX	226,911 Sq.Ft.	12,500		—	3,399	13.000		05/03
Two Hickory Centre	Farmers Branch, TX	96,127 Sq.Ft.	7,500		5,942	1,277	7.750		06/03
University Square	Anchorage, AK	22,260 Sq.Ft.	1,250		—	1,216	8.500	(1)	10/17

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

Property	Location	Units/Sq.Ft.	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate	Maturity Date
Apartments
Bay Anchor	Panama City, FL	12 Units	$255	$—	$203	5.000%	05/03	(6)(13)
Confederate Point	Jacksonville, FL	206 Units	1,929	—	—	12.000	04/05	(7)
Foxwood	Memphis, TN	220 Units	1,093	—	—	12.000	04/05	(8)
Governor Square	Tallahassee, FL	168 Units	4,480	3,196	611	7.120	05/07	(6)
Grand Lagoon	Panama City, FL	54 Units	2,083	1,209	655	5.000	05/03	(6)(10)
Oak Hill	Tallahassee, FL	92 Units	2,550	1,875	478	5.000	05/03	(6)(12)
Park Avenue	Tallahassee, FL	121 Units	4,400	2,756	1,341	7.120	05/07	(6)
Seville	Tallahassee, FL	62 Units	1,955	1,263	473	5.000	05/03	(6)(13)
Westwood	Mary Ester, FL	120 Units	3,382	2,327	1,023	7.570	05/12	(6)
Windsor Tower	Ocala, FL	64 Units	1,989	1,128	702	5.000	05/03	(6)
Woodhollow	San Antonio, TX	546 Units	8,160	5,349	2,775	7.120	05/07	(6)
Woodsong	Smyrna, GA	190 Units	2,544	—	—	12.000	04/05	(9)
Office Building
One Hickory Centre	Farmers Branch, TX	102,615 Sq.Ft.	4,468	—	—	12.000	04/05	(11)
Rosedale Towers	Minneapolis, MN	84,798 Sq.Ft.	5,109	—	5,109	12.000	01/05	(4)
Two Hickory Centre	Farmers Branch, TX	96,127 Sq.Ft.	4,448	—	4,448	12.000	01/05	(5)

(1)	Variable interest rate.
(2)	Single note with all properties as collateral.
(3)	Maturity date extended to July 2004.
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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment. After the property was sold to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. In August 2003, ARI repaid the remaining principal and accrued interest.

(5)	TCI purchased 100% of the common shares of ART Two Hickory Corporation (“Two Hickory”), a wholly-owned subsidiary of ARI, for $4.4 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Two Hickory owns the Two Hickory Centre Office Building. The business purpose of this transaction was for TCI to make an equity investment in Two Hickory, anticipating a profitable return, and for ARI to receive cash for its equity investment.
(6)	Properties sold to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, a Director of ARI, controls approximately 11.67% of the outstanding common stock of Innovo. Management has determined to treat this sale as a refinancing transaction. ARI will continue to report the assets and the new debt incurred by Metra on its financial statements. ARI also received $6.3 million of 8% non-recourse, non-convertible Series A Preferred Stock (“Preferred Shares”) of Innovo. The dividend on the Preferred Shares will be funded entirely and solely through member distributions from cash flows generated by the operation and subsequent sale of the sold properties. In the event the cash flows for the properties are insufficient to cover the 8% annual dividend, Innovo will have no obligation to cover any shortfall. The Preferred Shares have a mandatory redemption feature, and are redeemable from the cash proceeds received by Innovo from the operation and sale of the properties. All member distributions that are in excess of current and accrued 8% dividends must be used by Innovo to redeem the Preferred Shares. Since redemption of these shares is subject to the above future events, management has elected to record no basis in the Preferred Shares.
(7)	TCI purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. (“Confederate Point”) from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owns the Confederate Point Apartments. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and to reduce ARI’s payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt. In November 2003, the property was sold to an unrelated buyer. ARI repaid $2.0 million in principal and accrued interest.
(8)	TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. (“Foxwood”) from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and to reduce ARI’s payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(9)	TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. (“Woodsong”) from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Woodsong owned the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI’s payable to BCM. TCI sold the Woodsong Apartments in July 2002.
(10)	Sold to unrelated buyer in December 2002
(11)

TCI purchased 100% of the common shares of ART One Hickory Corporation (“One Hickory”), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. One Hickory owns the One Hickory Centre Office Building (“One Hickory Centre.”) The business purpose of this transaction was for

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TCI to make an equity investment in One Hickory, anticipating a profitable return, and to reduce ARI’s payable to BCM. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt. In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money financing of $12.0 million. These additional transactions discharged the 2002 financing from TCI.

(12)	Sold to unrelated party in June 2002.
(13)	Sold to unrelated party in January 2003.

NOTE 9.    MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowings of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by the equity securities of IORI and TCI and ARI’s trading portfolio securities and bear interest rates ranging from 5.0% to 24.0% per annum. Margin borrowings were $21.2 million at December 31, 2003 and $8.6 million at December 31, 2002, representing 22.2% and 14.7%, respectively, of the market values of the equity securities at those dates.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 10, 2003, AWI removed the Texas Litigation to the bankruptcy court for the Northern District of Texas. On September 25, 2003, the Texas Litigation was transferred to the Eastern District of Texas. A scheduling conference on this matter was set for December 3, 2003. At the December scheduling conference, the bankruptcy court set an April trial date, subject to all parties agreeing to allow the bankruptcy court to conduct a jury trial. However, all parties did not consent to the trial being held by a non-Article III judge, so the case is now in the process of being referred to a United States District Judge for trial assignment. It is uncertain when this process will be completed or a trial date selected. In the interim, the parties have engaged in substantial discovery and motion practice.

Security Loans.    In August 2003, ARI obtained a security loan in the amount of €5.0 million from a financial institution in Bulgaria. The funds were used for earnest money for a potential property acquisition in Bulgaria. The loan bore interest at 4.33% over the six-month EURIBOR rate and matured in November 2003. Principal and accrued interest were due at maturity. The loan was secured by 825,666 shares of TCI common stock held by ARI. In October 2003, the earnest money was returned to ARI. In November, the loan was repaid.

In September 2003, ARI obtained a security loan in the amount of $12.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 13.1%, requires monthly payments of interest only and matures in September 2004. The loan is secured by 1,656,537 shares of TCI common stock held by ARI.

In September 2003, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 13.1%, requires monthly payments of interest only and matures in September 2004. The loan is secured by 250,000 shares of IORI common stock held by ARI.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2003, ARI obtained a security loan in the amount of $2.6 million from a financial institution. The loan bears interest at 9.0% over the six month LIBOR rate, currently 10.19% (not to exceed 10.5% per annum), requires monthly interest payments and matures in November 2004. Principal is due at maturity. At December 31, 2003, $1.8 million had been advanced to ARI.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bore interest at 1.0% over the prime rate, currently 5.0% per annum, required monthly payments of interest only and matured in October 2003. The loan is callable upon 60 days prior notice, and is secured by 250,000 shares of ARI Common Stock held by BCM. In October 2003, the maturity date was extended to December 2003. In February 2004, ARI paid $450,000 in principal, and the maturity date was extended to January 2005. The remaining balance is $450,000.

NOTE 10.    RELATED PARTY TRANSACTIONS

In March 2003, ARI sold the Bridgeview Plaza and Cullman shopping centers to TCI for $10.7 million to satisfy debt. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping centers.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2003, ARI owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003, ARI owned 19.2% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

In May 2003, ARI sold its Solco-Valley Ranch land parcel. The proceeds of the sale were received by BCM. The funds were used to reduce ARI’s affiliate debt by $2.0 million. (See NOTE 2. “REAL ESTATE.”)

In June 2003, ARI received funds of $757,000 from an affiliate reducing the affiliate receivable. The funds paid down a note secured by undeveloped land in Harris County, Texas.

Effective July 1, 2003, PAMI became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (79%) and Syntek West, (21%). Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2003, ARI sold its Palm Desert land parcel. The proceeds of the sale were received by an affiliate. The funds were used to reduce ARI’s affiliate debt by $2.6 million. (See NOTE 2. “REAL ESTATE.”)

In October 2003, ARI borrowed $1.6 million from IORI, which was then advanced to the Class A Limited Partners of Encino Executive Plaza, Ltd. The loan bore interest at 2.0% per annum and matures in June 2006. All principal and interest are due at maturity. Effective January 1, 2004, the interest rate was changed to 5.49%.

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

In October 2003, ARI purchased the Travelers land from IORI for $25.0 million, paying $1.9 million in cash and giving a wrap note payable to IORI for $22.8 million. The note bears interest at 5.49% per annum, requires monthly payments sufficient to pay the installments due on the underlying debt and matures in October 2006. The principal is due at maturity.

In November 2003, ARI sold its Scout land parcel for $2.8 million, receiving $485,000 in cash after paying closing costs and providing purchase money financing of $2.1 million. The note bore interest at 6.25% per annum, required monthly payments of accrued interest beginning in December 2003 and matured in November 2006. All principal and accrued but unpaid interest were due at maturity. In December 2003, the note was sold to Realty Advisors, a related party, for $2.1 million, plus accrued interest, to reduce ARI’s affiliate debt.

In December 2003, ARI sold Treehouse Apartments and Parkway Centre to IORI for $11.5 million, including the assumption of debt. This transaction was used to reduce ARI’s affiliate debt by $4.8 million. (See NOTE 2. “REAL ESTATE.”)

In December 2003, ARI sold Eagle Crest land to IORI for $4.0 million. This transaction was used to reduce ARI’s affiliate debt by $4.0 million. (See NOTE 2. “REAL ESTATE.”)

In December 2003, ARI’s Board of Directors approved the payment to Regis of a six percent (6%) construction management fee on all construction projects in process at December 31, 2003, to be applied to all construction costs incurred during 2003 on each project. The resulting calculation of $4.1 million was treated as a reduction in the affiliate receivable balance from Prime.

In December 2003, ARI sold seven properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. ARI sold 39.3 acres of Pioneer Crossing land for $3.9 million, 10.7 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge Apartments for $19.0 million, the Cliffs of El Dorado Apartments for $13.4 million, the Limestone Canyon Apartments for $18.0 million, the Sendero Ridge Apartments for $29.4 million, and Tivoli Apartments for $16.1 million. All of the transactions include the assumption of debt and notes receivable to ARI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of ARI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to ARI and ARI having continued involvement and control of these entities, these transactions will not be recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by ARI. All of these transactions were approved by ARI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. Management is seeking lender approval on the transfer of the notes associated with these property transactions.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interests are due at maturity.

In December 2000, an unsecured loan with a remaining principal balance of $1.8 million to Warwick of Summit, Inc. (“Warwick”) matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In March 2003, $27,000 of principal and $223,000 of interest was received. In April 2003, $149,000 of principal and $26,000 of interest was received. In July 2003, $10,000 of interest was received. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001. In December 2003, the note was sold to Prime for $1.8 million, to reduce ARI’s affiliate debt.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. (“Bordeaux”), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, was secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI in payment of the note. ARI recorded real estate assets of $8.8 million and assumed $7.2 million of mortgage debt and other liabilities on the shopping center and the undeveloped land. No gain or loss was recorded on this transaction. In December 2003, the shopping center was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation (“One Realco”). A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s common stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION”). In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2% over the prime rate, currently 6.0%. All principal and interest are due at maturity.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in day-to-day operations or management of One Realco.

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001. In December 2003, the note was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. The business purpose of the transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management classified this related party transaction as a note payable to IORI. After IORI sold the Rosedale Towers Office Building to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. In August 2003, ARI repaid the remaining principal and accrued interest.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, TCI purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. (“Confederate Point”) from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owned the Confederate Point Apartments. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, TCI could require ARI to repurchase the partnership interests in Confederate Point for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable to TCI. In November 2003, the property was sold to an unrelated buyer. ARI repaid the $2.0 million in principal and accrued interest.

In April 2002, TCI purchased 100% of the common shares of ART One Hickory Corporation (“One Hickory”), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property using a market rate multiple of net operating income. One Hickory owned the One Hickory Centre office building (“One Hickory Centre.”) ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, TCI could require ARI to repurchase the shares of One Hickory for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable. In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. These additional transactions discharged the 2002 financing from TCI.

In April 2002, TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. (“Foxwood”) from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a favorable return, and to reduce ARI’s affiliate debt. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% for a calendar year, TCI may require ARI to repurchase the interests in Foxwood for the purchase price. The business purpose of the transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and to reduce ARI’s affiliate debt. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI. Management classified this related party transaction as a note payable.

In April 2002, TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. (“Woodsong”) from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiplie of net operating income. Woodsong owned the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI’s affiliate debt. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12% for a calendar year, TCI could require ARI to repurchase the interests in Woodsong for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable. TCI sold the Woodsong Apartments in July 2002.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building, from ARI for $50.0 million. See NOTE 2. “REAL ESTATE.” The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return and for ARI to satisfy debt.

In June 2002, TCI purchased five parcels of unimproved land from ARI for $30.0 million: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Monterrey land parcels. See NOTE 2. “REAL ESTATE.” The purchase price of the Hollywood Casino land was determined based on an appraised value of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Park, Nashville and Monterrey land parcels was determined based on appraised rates. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land and for ARI to satisfy debt. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

In June 2002, ARI purchased all the general and limited partnership interests in Chalet North, L.P. (“Chalet North”) from BCM for $3.0 million. Chalet North owns the Pinecrest Apartments (“Pinecrest”). The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.4 million. ARI’s receivable from BCM was reduced by $1.6 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. In June 2003, ARI sold Pinecrest to an unrelated buyer (See NOTE 2. “REAL ESTATE”).

In June 2002, ARI purchased the Tiberon Trails Apartments from BCM for $12.3 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $6.4 million. ARI’s receivable from BCM was reduced by $5.9 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. In March 2004, ARI sold Tiberon Trails Apartments to an unrelated buyer (see NOTE 2. “REAL ESTATE.”)

In June 2002, ARI purchased the Alta Mesa Shopping Center (“Alta Mesa”) from BCM for $3.8 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.8 million. ARI’s receivable from BCM was reduced by $2.0 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. In October 2002, ARI sold Alta Mesa to an unrelated buyer (See NOTE 2. “REAL ESTATE”).

On June 30, 2002, ARI obtained 71.4% interest in RAK from BCM for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI’s receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK’s assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK’s net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction. In June 2003, ARI sold its 71.4% interest in RAK to Realty Advisors and Syntek West for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10% interest on ARI’s investment.

In December 2002, ARI sold the Lakeshore Villas Apartments to Humble for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One note had a principal amount of $2.0 million. The loan was unsecured, and was guaranteed by Unified Housing Foundation, Inc. (“Unified”), a related party. The second note had a principal amount of $6.4 million, and was secured by a pledge by Unified of 100% of the Member Interest in Humble. Both notes bore

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest at 11.5% per annum, matured in December 2009 and required quarterly payments beginning in March 2003. Richard W. Humphrey, a Director of ARI until July 2003, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified. In December 2003, both notes were sold to IORI for $8.4 million, plus accrued interest, to reduce ARI’s affiliate debt.

In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura Holdings, Clark and Woolley land parcels, from ARI for $13.3 million. See NOTE 2. “REAL ESTATE.” The purchase price was determined based on an appraised rate of $34.89 per share foot. The business purpose of the transaction was for TCI to construct apartments on the land and for ARI to satisfy debt.

In January 2003, ARI’s Board of Directors approved the payment to BCM of a 6% construction management fee on all construction projects in process at December 31, 2002, to be applied to all labor and materials costs incurred to date on each project. The resulting calculation of $1.9 million was treated as an increase in the affiliate payable balance to BCM.

During 2002, ARI’s Board of Directors authorized ARI’s Chief Financial Officer to advance funds either to or from ARI, through BCM, in an amount up to $10.0 million and, subsequent to that, authorized ARI’s Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

In June 2002, BCM partially repaid its affiliate payable to ARI by transferring Alta Mesa Shopping Center, Pinecrest Apartments, Tiberon Trails Apartments and Realty Advisors Korea, Ltd. to ARI.

Also in June 2002, BCM converted $4.5 million of its unsecured payable to ARI to a note payable.

During 2002, ARI’s payable to BCM was increased by advisory fees, reimbursable expenses and insurance reimbursements of $549,000, $517,000 and $435,000, respectively.

During 2002, ARI made payments on BCM’s and TCI’s behalf of $2.2 million and $2.8 million, respectively, while BCM made payments on ARI’s behalf of $4.1 million.

In November 2002, ARI sold its note receivable from the sale of leasehold interest in oil and gas mineral development properties to 10300 Gaywood Trust for a reduction of the affiliate payable to BCM in the amount of $1.3 million.

In July 2002, ARI sold Garden Woodsong to an unrelated party. The proceeds of $2.8 million increased ARI’s affiliate payable to TCI.

In December 2002, ARI sold the Rosedale Towers to an unrelated party. The proceeds of $3.5 million increased ARI’s affiliate payable with IORI.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the beginning and ending balances of accounts receivable from (accounts payable to) affiliates as of December 31, 2003.

	BCM	PRIME	IORI
Balance, December 31, 2002	$(15,245)	$—	$(8,714)
Cash transfers to affiliates	103,103	117,817	650
Cash transfers from affiliates	(108,986)	(123,730)	—
Repayments through property transfers	—	4,760	4,000
Repayments through purchase of note receivable	—	(2,428)	—
Fees and reimbursements payable to Advisor	(680)	(2,790)	—
Other additions	57,438	37,393	—
Other repayments	(39,493)	(43,539)	3,437
Advance through affiliate refinance	(757)	1,226	—
Sale of notes receivable	18	15,124	—
Advance through property sale receipts	6,600	1,640	—
Repayment through property sale receipts	—	(1,080)	—

Balance, December 31, 2003	$1,998	$4,393	$(627)

Also at December 31, 2003, ARI owed $1.2 million to affiliates for unbilled loan arrangement fees and real estate brokerage commissions, and $1.4 million to affiliates related to cash received upon the sale of apartments to Metra. At December 31, 2003, an affiliate owed ARI $1.7 million in accrued rent.

Returns on Metra Properties.    As described more fully in NOTE 8. “NOTES AND INTEREST PAYABLE,” ARI sold nine of its properties during 2002 to partnerships controlled by Metra. The partnership agreement for each of these partnerships states that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these residential properties. These distributions to the Metra Partners have priority over distributions to any of the other partners.

NOTE 11.    DIVIDENDS

During the second quarter of 1999, ARI’s Board of Directors established a policy that dividend declarations on Common Stock would be determined on an annual basis following the end of each year. No dividends on Common Stock were declared for 2002 or 2003. Future distributions to Common stockholders will be dependent upon ARI’s income, financial condition, capital requirements and other factors deemed relevant by the Board.

NOTE 12.    PREFERRED STOCK

There are 15,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. Since August 15, 2003, the Series A Preferred Stock may be converted into ARI Common Stock at 90% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. At December 31, 2003, 3,225,370 shares of Series A Preferred Stock were outstanding and 1,743,920 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ART Edina, Inc., and 600,000 are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries. In January 2004, 200,000 shares were issued to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime.

There were 80,000 shares of Series B 10% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $100.00 per share plus accrued but unpaid dividends. The Series B Preferred Stock bore an annual dividend of $11.00 per share or $2.75 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series B Preferred Stock was reserved for conversion of the Class A limited partner units of Valley Ranch, L.P. In March 1999, an agreement was reached for ARI to acquire the eight million Class A units for $1.00 per unit. At December 31, 2002, all of the Class A units had been repurchased. In August 2003, Series B Cumulative Convertible Preferred Stock was eliminated.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2003, 10,188,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At June 30, 2003, shares of Series C Preferred Stock could be converted into 57,500 shares of ARI Common Stock. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock into ARI Common Stock will be at 90% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note bore interest at 10.0% per annum, with a payment of $1.9 million plus accrued but unpaid interest due in June 2002, and the remaining principal and accrued but unpaid interest due at maturity in December 2002. The note was paid in full in January 2003, including accrued but unpaid interest. In July 2002, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million cash. In August 2003, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million in cash. At December 31, 2003, no Series C Preferred Stock was outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006 all unexchanged Class A units are exchangeable. At December 31, 2003, no Series D Preferred Stock was outstanding.

There are 500,000 shares of Series E 6% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2003, 50,000 shares of Series E Preferred Stock were outstanding.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were 10,000 shares of Series I 8% Cumulative Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $1,000.00 per share. Dividends were payable at the annual rate of $80.00 per share or $20.00 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. In February 2003, 10,000 shares were issued to ART Morgan, Inc., a wholly-owned subsidiary of ARI. In September 2003, the shares were returned to ARI and were canceled. In October 2003, Series I Cumulative Preferred Stock was eliminated.

NOTE 13.    STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). Under the Option Plan, options have been granted to certain ARI officers and key employees of BCM and its affiliates. The Option Plan provides for options to purchase up to 300,000 shares of Common Stock. All grants are determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant. At December 31, 2003, 89,750 options were exercisable at an exercise price of $16.35 per Common share and 2,000 shares were exercisable at an exercise price of $18.53 per Common share.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.71 per Common share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003 and 2004, each Independent Director was granted an option to purchase 1,000 Common shares at exercise prices of $18.53, $13.625, $9.87, $8.09 and $9.13 per Common share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 Common shares on January 1 of each year. At December 31, 2003, 6,000 options were exercisable at prices ranging from $8.09 to $13.625 per Common share.

	2003		2002		2001
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	105,750	$9.87-18.53	183,750	$13.63-18.53	210,750	$16.35-18.53
Granted	3,000	$8.09	3,000	$ 9.87	5,000	$13.63
Canceled	(10,500)	$9.87-18.53	(81,000)	$13.63-18.53	(32,000)	$16.35-18.53

Outstanding at December 31,	98,250	$8.09-18.53	105,750	$9.87-18.53	183,750	$13.63-18.53

NOTE 14.    ADVISORY AGREEMENT

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, the day-to-day operations of ARI are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime, as advisor, also serves as a consultant in connection with the preparation of ARI’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, has been providing advisory services to ARI since October 1, 2003. Prime is indirectly owned by Gene E. Phillips and a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for ARI.

The Advisory Agreement provides that Prime shall receive base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of ARI’s Average Invested Assets.

In addition to base compensation, the Advisory Agreement provides that Prime, or an affiliate of Prime, receive an acquisition fee for locating, leasing or purchasing real estate for ARI’s benefit; a disposition fee for the sale of each equity investment in real estate; a loan arrangement fee; an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders’ equity, and 10% of the excess of net capital gains over net capital losses, if any; and a mortgage placement fee, on mortgage loans originated or purchased.

The Advisory Agreement further provides that Prime shall bear the cost of certain expenses of its employees not directly identifiable to ARI’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance of its duties under the Advisory Agreement.

If and to the extent that Prime or any director, officer, partner or employee of Prime, shall be requested to render services to ARI other than those required to be rendered by Prime under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between each party from time to time.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. Management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

NOTE 15.    PROPERTY MANAGEMENT

Affiliates of Prime provided property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide property management services to ARI’s properties for a fee of 5% or less of the monthly gross rents collected on the residential properties under its management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 47 of ARI’s commercial properties (shopping centers, office buildings and a merchandise mart) and eight of its hotels to Regis Realty, Inc. (“Regis”), a related party, which was a company owned by GS Realty Services, Inc. (“GS Realty”). Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Realty I, LLC (“Regis I”), has provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed ARI’s 12 hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, has managed ARI’s 12 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, BCM and their affiliates were as follows:

	2003	2002	2001
Fees
Advisory fee	$9,345	$5,899	$6,715
Net income fee	—	—	166
Incentive fee	—	—	3,827
Loan arrangement	1,256	689	1,221
Property acquisition fees	371	13	—

	$10,972	$6,601	$11,929

Cost reimbursements	$5,182	$2,546	$2,845

Fees paid to Triad, an affiliate, and GS Realty and Highland, related parties:

	2003	2002	2001
Fees
Real estate brokerage	$6,247	$5,322	$5,883
Construction supervision fee	4,050	1,937	—
Property and construction management and leasing commissions*	4,273	4,325	3,919

	$14,570	$11,584	$9,802

*	Net of property management fees paid to subcontractors, other than affiliates of Prime and BCM.

NOTE 17.    INCOME TAXES

ARI had a loss for federal income tax purposes after the use of net operating loss carryforwards in 2002 and losses for federal income tax purposes for 2003 and 2001; therefore, it recorded no provision for income taxes. ARI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in equity method real estate entities. At December 31, 2003, ARI’s tax basis in its net assets was exceeded by their basis for financial statement purposes by $61.6 million. This amount is more than offset by notes payable and deferred revenue which have a financial statement basis that exceeds their tax basis by $134.8 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $73.2 million. Additionally, at December 31, 2003, ARI had carryforward capital and net operating losses of $129.1 million expiring through the year 2023. Certain of the net operating and capital loss carryforwards may be subject to limitation under the current tax laws.

At December 31, 2003, ARI had a net deferred tax asset of $76.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

During the third quarter of 2000, due to a concentration of ownership, TCI no longer met the requirements for tax treatment as a Real Estate Investment Trust (REIT), as defined by Sections 856 through 860 of the

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal Revenue Code of 1986, as amended (the “Code”), under the Code, and is prohibited from re-qualifying for REIT tax status for at least five years.

TCI had net income for federal income tax purposes before the application of operating loss carryforwards in 2003, 2002 and 2001; therefore, TCI recorded no provision for income taxes. TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2003, TCI’s tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $87.4 million and TCI’s tax basis in its net liabilities was exceeded by their net basis for financial statement purposes by approximately $91.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $4.5 million. Additionally, at December 31, 2003, TCI has current and prior tax net operating loss carryforwards of $33.8 million expiring through the year 2018. Also, TCI’s state income tax expense is included in general and administrative expense on the Consolidated Statements of Operations.

At December 31, 2003, TCI had a net deferred tax asset of $14.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

NOTE 18.    RENTS UNDER OPERATING LEASES

ARI’s operations include the leasing of commercial properties (office buildings, shopping centers and a merchandise mart). The leases thereon expire at various dates through 2014. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 2003:

2004	$41,519
2005	34,963
2006	25,173
2007	18,443
2008	12,238
Thereafter	30,774

$163,110

MRI conducts its operations from leased facilities which include office space, a warehouse, and 60 pizza parlor locations for which a lease was signed and the pizza parlor was either open at December 31, 2003 or scheduled to open thereafter. The leases expire over the next 18 years. MRI also leases vehicles under operating leases.

The following is a schedule of minimum future rent commitments under operating leases as of December 31, 2003:

2004	$2,350
2005	2,103
2006	1,825
2007	1,580
2008	1,387
Thereafter	3,306

$12,551

Total facilities and automobile rent expense relating to these leases was $2.5 million in 2003, $2.5 million in 2002 and $2.2 million in 2001.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, gain on extinguishment of debt, gain on condemnation award, loss on sale of investments in equity investees, equity in gain on sale of real estate by equity investees and other income which totaled $11.7 million in 2003, $8.3 million in 2002 and $8.4 million in 2001. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees, litigation settlement expenses, writedown of assets held for sale, loss on foreign currency transactions and discontinued operations, which totaled $61.3 million in 2003, $31.3 million in 2002 and 35.0 million in 2001. Excluded from operating segment assets are assets of $94.8 million in 2003, $141.2 million in 2002 and $118.7 million in 2001 which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003; RAK (South Korea), which ARI acquired in 2002 and sold in June 2003; and Hotel Akademia (Poland), which began operations in 2002. See NOTE 2. “REAL ESTATE” and NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segment’s assets for 2003, 2002 and 2001.

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
2003
Operating revenue	$63,696	$65,036	$35,880	$455	$33,057	$1,841	$199,965
Interest income	—	—	—	—	—	9,222	9,222
Operating expenses	37,528	45,819	27,488	5,229	26,051	390	142,505

Operating income (loss)	$26,168	$19,217	$8,392	$(4,774)	$7,006	$10,673	$66,682

Depreciation and amortization	$13,851	$5,523	$4,945	$—	$1,484	$45	$25,848
Interest	21,235	19,648	5,071	17,404	1,127	6,523	71,008
Capital expenditures	5,763	53,178	3,391	3,978	1,615	—	67,925
Assets	294,849	388,505	89,228	281,454	20,766	70,595	1,145,397

	Commercial Properties	Apartments	Hotels	Land			Total
Property Sales
Sales price	$99,386	$90,378	26,820	$67,283			$283,867
Cost of sales	67,521	56,231	26,851	39,883			190,486
Deferred current gain	12,288	4,887	—	3,493			20,668
Recognized prior deferred gain	—	—	—	19,924			19,924

Gain (loss) on sale	$19,577	$29,260	$(31)	$43,831			$92,637

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
2002
Operating revenue	$21,268	$23,533	$27,675	$575	$32,036	$246	$105,333
Interest income	—	—	—	—	—	3,145	3,145
Operating expenses	14,010	15,593	20,977	6,002	25,286	528	82,396

Operating income (loss)	$7,258	$7,940	$6,698	$(5,427)	$6,750	$2,863	$26,082

Depreciation and amortization	$2,891	$1,762	$1,920	$—	$1,268	$39	$7,880
Interest	7,755	8,573	3,822	19,763	840	11,351	52,104
Capital expenditures	15,567	16,204	832	3,092	2,869	—	38,563
Assets	135,750	92,322	90,540	147,430	21,912	82,133	570,087

	Commercial Properties	Apartments		Land			Total
Property Sales
Sales price	$63,524	$79,800		$127,750			$271,074
Cost of sales	54,777	42,579		75,718			173,074
Deferred current gain	5,320	8,942		36,135			50,397
Recognized prior deferred gain	—	—		830			830

Gain on sale	$3,427	$28,279		$16,727			$48,433

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
2001
Operating revenue	$20,841	$37,517	$27,470	$253	$29,383	$693	$116,157
Interest income	—	—	—	—	—	2,817	2,817
Operating expenses	13,117	24,218	21,895	8,578	23,105	598	91,511

Operating income (loss)	$7,724	$13,299	$5,575	$(8,325)	$6,278	$2,912	$27,463

Depreciation and amortization	$3,561	$3,634	$2,062	$—	$1,320	$13	$9,590
Interest	7,335	12,490	3,894	28,884	940	6,063	59,606
Capital expenditures	9,838	166	7,754	1,823	1,493	511	21,585
Assets	172,712	111,008	89,940	214,543	20,976	30,872	640,051

	Commercial Properties	Apartments		Land			Total
Property Sales
Sales price	$7,350	$128,580		$51,841			$187,771
Cost of sales	5,118	52,996		43,063			101,177
Deferred current gain	—	—		895			895

Gain on sale	$2,232	$75,584		$7,883			$85,699

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

For 2003, 2002 and 2001, income (loss) from discontinued operations relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002, 32 properties that ARI sold during 2003 and four properties that ARI sold during 2004 that are classified as held-for-sale at December 31, 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2003	2002	2001
Revenue
Rental	$20,744	$37,592	$42,585
Property operations	15,373	23,996	25,049

	5,371	13,596	17,536
Expenses
Interest	8,618	13,729	17,442
Depreciation	2,984	6,365	8,117

	11,602	20,094	25,559
Net loss from discontinued operations	(6,231)	(6,498)	(8,023)
Gain on sale of real estate	48,806	31,706	—
Equity in gain on sale of real estate by equity investees	715	24,069	—

Net income (loss) from discontinued operations	$43,290	$49,277	$(8,023)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2003 and 2002 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2003
Operating income	$5,075	$16,679	$15,407	$13,293
Gain on land sales	19,971	15,498	959	7,403
Pizza parlor gross margin	1,460	1,738	1,712	2,096

Income from operations	26,506	33,915	18,078	22,792
Equity in loss of investees	(4,339)	(204)	264	(162)
Interest and other income	2,238	1,850	3,650	16,902

Total other income	(2,101)	1,646	3,914	16,740
Total other expenses	19,670	39,737	39,886	54,815

Net income (loss) from continuing operations	4,735	(4,176)	(17,894)	(15,283)
Discontinued operations:
Loss from operations	(557)	(2,616)	(1,228)	(1,830)
Gain on sale of real estate	3,013	18,222	12,806	14,765
Equity in gain on sale of real estate by equity investees	—	(165)	—	880

Net income from discontinued operations	2,456	15,441	11,578	13,815
Net income (loss)	7,191	11,265	(6,316)	(1,468)
Preferred dividend requirement	(588)	(587)	(633)	(543)

Net income (loss) attributable to Common shares	$6,603	$10,678	$(6,949)	$(2,011)

Earnings per share
Net income (loss) from continuing operations	$.37	$(1.71)	$(.44)	$(1.46)
Discontinued operations	.22	1.06	1.45	1.28

Net income (loss) attributable to Common shares	$.59	$(.65)	$1.01	$(.18)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2002
Operating income	$4,124	$3,919	$5,226	$2,918
Gain on land sales	2,199	1,164	2,618	10,746
Pizza parlor gross margin	1,587	1,942	1,629	1,592

Income from operations	7,910	7,025	9,473	15,256
Equity in loss of investees	(4,012)	(5,221)	(4,790)	(6,891)
Gain (loss) on sale of investments in equity investees	(531)	—	—	245
Interest and other income	796	927	699	6,168

Total other income	(3,747)	(4,294)	(4,091)	(478)
Total other expenses	21,596	20,976	20,059	22,164

Net loss from continuing operations	(17,433)	(18,245)	(14,677)	(7,386)
Discontinued operations:
Loss from operations	(1,250)	(2,692)	(416)	(2,140)
Gain on sale of real estate	5,615	2,150	15,375	8,566
Equity in gain on sale of real estate by equity investees	4,131	4,149	6,616	9,173

Net income from discontinued operations	8,496	3,607	21,575	15,599
Net income (loss)	(8,937)	(14,638)	6,898	8,213
Preferred dividend requirement	(611)	(589)	(601)	(600)

Net income (loss) attributable to Common shares	$(9,548)	$(15,227)	$6,297	$7,613

Earnings per share
Net loss from continuing operations	$(1.59)	$(1.66)	$(1.33)	$(.71)
Discontinued operations	.75	.32	1.89	1.37

Net income (loss) attributable to Common shares	$(.84)	$(1.34)	$.56	$.66

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of 2002, ARI entered into an interest rate swap agreement with a bank. This agreement contains a notional amount of $12.8 million and requires ARI to pay the bank a fixed rate of 4.3%, and requires the bank to pay to ARI based on the 30 day LIBOR rate. This agreement was entered into in order to effectively fix the rate on ARI’s debt associated with the Limestone Canyon property. The swap agreement expires on December 9, 2004.

ARI has not designated the interest rate swap agreement as a hedge, as defined within Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, changes in the fair value of the swap agreement are recognized in earnings during the period of change and reflected in the statement of operations as interest expense.

The fair value of the swap agreement at December 31, 2003 represents a liability to ARI of $370,000 and is included within other liabilities in the accompanying balance sheet. Amounts paid or received under the swap agreement are settled monthly and are reflected as a reduction in the liability when paid. Interest expense at December 31, 2003, was decreased by $191,000 representing both amounts paid to the bank under the agreement and decreases in the fair value of the related liability.

NOTE 23.    COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity.    Although management anticipated that ARI would generate excess cash from operations in 2003, such excess cash did not materialize and, therefore, was not sufficient to discharge all of ARI’s debt obligations as they became due. ARI relied on additional borrowings, and sales of land and income producing properties to meet its cash requirements. In 2004, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Partnership Buyouts.    ARI is the limited partner in 12 partnerships formed to construct residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2003 is approximately $2.3 million.

Commitments.    In March 1999, an agreement was reached with the Class A unitholders of Valley Ranch, L.P. to acquire their eight million Class A units for $1.00 per unit. In 1999, three million units were purchased. Additionally one million units were purchased in January 2000 and two million units were purchased in May 2001. ARI purchased the remaining two million units in 2002. See NOTE 11. “PREFERRED STOCK.”

During 2002, MRI, then a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1.1 million at December 31, 2003. In July 2003, ARI sold its interest in MRI to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20% of Gruppa, thereby retaining a 20% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARI has entered into an agreement with one of the investors in the Realty Korea CR-REIT Co. Ltd. No. 1 (“REIT”), that is advised by RAK, whereby the investor has been granted the opportunity to require ARI to buy their shares in the REIT, for their original investment amount, during the 30-day period beginning April 29, 2004. Their investment is approximately $4.2 million.

Litigation.    In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. (“Matisse”). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million, including interest. The judgment was appealed, and, in the opinion of ARI’s management and legal counsel, there was a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI did not recognize any expense nor establish any reserve for this judgment. In November 2002, ARI posted a $6.0 million supercedeas bond. In July 2003, ARI obtained a letter of credit, which was substituted for the $6.0 million bond. The $6.0 million cash was returned to ARI. In April 2003, an additional judgment was issued against ARI for $1.4 million in legal fees. ARI also appealed this judgment and posted a $1.4 million bond in May 2003. ARI did not recognize any expense nor establish any reserve for this additional judgment. In December 2003, the United States Court of Appeals for the Fifth Circuit ruled in favor of ARI, with respect to the damages and the legal fees awarded by the judge, and $1.1 million of the $1.4 million bond was returned to ARI.

In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24% per annum, while the remaining $500,000 bears interest at 20% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million paydown. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas. See NOTE 9. “MARGIN BORROWINGS.”

In addition to Matisse and Sunset, ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations or liquidity.

NOTE 24.    GOODWILL AND OTHER INTANGIBLES—ADOPTION OF SFAS 142

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that ARI recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001. It also requires, upon adoption of SFAS 142, that ARI reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that ARI identify reporting units in

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The adoption of SFAS 141 did not have a material impact on ARI’s results of operations and financial position. ARI adopted SFAS 142 on January 1, 2002, and, accordingly, ceased amortizing costs in excess of net assets acquired. In connection with the adoption of SFAS 142, ARI completed the first step of the goodwill impairment test during the quarter ended June 30, 2002. Based on the results of this step, ARI believes that the fair value of its reporting unit that carries goodwill exceeds its carrying amount. Since the first step of the goodwill impairment test indicates that goodwill is not impaired, the second step of the goodwill impairment test is not necessary.

Transitional Disclosures.    Net income (loss) and earnings per share, including the after-tax effect of amortization expense related to costs in excess of net assets acquired for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Net income (loss)	$10,672	$(8,464)	$17,354
Add back:
Amortization of costs in excess of net assets acquired	—	—	344

Adjusted net income (loss)	$10,672	$(8,464)	$17,698

Earnings per share:
Net income (loss)	$.99	$(.74)	$1.48
Amortization of costs in excess of net assets acquired	—	—	.03

Adjusted net income (loss)	$.99	$(.74)	$1.51

Acquisitions.    On June 30, 2002, ARI acquired RAK from BCM, a related party, for $6.0 million. ARI recorded $1.9 million in goodwill as a result of this transaction. RAK was subsequently sold to Realty Advisors, a related party. See NOTE 10. “RELATED PARTY TRANSACTIONS.” ARI made no acquisitions resulting in goodwill during 2003 or 2001.

NOTE 25.    SUBSEQUENT EVENTS

In 2004, ARI purchased the following property:

Property	Location	Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
Land
Meloy Road	Kent, OH	58.0 Acres	$3,900	$343	$3,900	5.00	%(1)	01/06

(1)	Variable interest rate.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, ARI sold the following property:

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618	$6,189	(1)	$—
Shopping Centers
Countryside Retail	Sterling, VA	133,422 Sq.Ft.	27,100	3,407	22,800		5,475
Harmon	Sterling, VA	79,791 Sq.Ft.	2,650	216	2,200		1,861
Plaza on Bachman Creek	Dallas, TX	80,278 Sq.Ft.	7,850	1,808	5,358		3,682
Land
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248	200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	3,768	4,450		—
Industrial Warehouse
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	756	1,775		1,361

(1)	Debt assumed by purchaser.

In February 2004, ARI received $1.9 million as a deposit on the Sandstone Apartments in Mesa, Arizona. The buyer has the option to purchase the property within 90 days of receipt of the deposit.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Land
Katy	Harris County, TX	130.6 Acres	$7,500	$—	$18	6.00%		02/07
Dominion/Hollywood	Farmers Branch, TX	57.2 Acres	6,985	6,222	33	7.00		02/05
Marine Creek(2)	Fort Worth, TX	54.0 Acres	1,286	991	—	5.25		06/05
Centura	Farmers Branch, TX	8.7 Acres	4,485	4,400	(138)	5.00	(1)	04/07

(1)	Variable rate.
(2)	Construction loan for apartment construction.

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $248,000 after payment of closing costs and providing purchase money financing of $523,000. The loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity.

NOTE 26.    RESTATEMENT OF 2002 AND 2001 FINANCIAL STATEMENTS

During 2003, a computational error of $2.3 million was discovered, relating to a property sale that occurred in the 4th quarter of 2001. Accordingly, the 2001 and 2002 consolidated financial statements have been restated to correct the error, the effect of which increases net income for 2001 to $14.9 million (from $12.6 million) and increases Real Estate Held for Sale and Total Assets by $2.3 million for 2002.

SCHEDULE III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances	Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Operating Properties
Apartments
4400, Midland, TX	$1,024	$349	$1,396	$—	$(116	)(4)	$349	$1,280	$1,629	$190	1981	04/98	40 years
Apple Lane, Lawrence, KS	1,400	168	1,259	—	(95	)(4)	168	1,164	1,332	126	1989	01/00	40 years
Arbor Point, Odessa, TX	2,010	321	1,285	526	(142	)(4)	321	1,669	1,990	722	1975	02/87	5-40 years
Arlington Place, Pasadena, TX	4,134	330	3,275	752	398	(4)	330	4,425	4,755	3,347	1973	11/76	10-40 years
Ashton Way, Midland, TX	1,024	384	1,536	52	(131	)(4)	384	1,457	1,841	276	1978	10/01	40 years
Autumn Chase, Midland, TX	873	141	1,265	—	(93	)(4)	141	1,172	1,313	111	1985	04/00	40 years
Baywalk, Galveston, TX	5,359	679	6,106	—	(451	)(4)	679	5,655	6,334	362	1979	09/01	40 years
Blue Lake Villas, Waxahachie, TX	8,632	1,049	—	9,770	(709	)(4)	1,049	9,061	10,110	93	2002	01/02	40 years
Bluffs at Vista Ridge	2,201	—	—	2,791	(7	)(4)	—	2,784	2,784	—	—	08/03	—
Breakwater Bay, Beaumont, TX	1,554	740	—	1,951	—		740	1,951	2,691	—	—	05/03	—
Bridgestone, Friendswood, TX	2,040	169	1,780	192	227	(4)	169	2,199	2,368	1,370	1979	06/82	5-40 years
By the Sea, Corpus Christi, TX	5,393	644	5,797	—	(428	)(4)	644	5,369	6,013	344	1973	08/01	40 years
Capitol Hill, Little Rock, AR	1,718	932	973	1,398	—		932	2,371	3,303	—	—	03/03	—
Château, Bellevue, NE	3,261	130	1,723	141	270	(4)	130	2,134	2,264	1,347	1968	02/81	5-40 years
Château Bayou, Ocean Springs, MS	3,827	591	2,364	—	—		591	2,364	2,955	345	1973	03/02	10-40 years
Cliffs of Eldorado, McKinney, TX	10,369	2,647	10,589	—	(880	)(4)	2,647	9,709	12,356	1,419	1997	10/98	40 years
Courtyard, Midland, TX	997	151	1,359	—	(100	)(4)	151	1,259	1,410	83	1976	05/01	40 years
Coventry, Midland, TX	1,197	236	369	173	(52	)(4)	236	490	726	233	1977	08/96	5-40 years
DeSoto Ranch, DeSoto, TX	15,586	1,472	—	17,186	(949	)(4)	1,472	16,237	17,709	—	2002	05/02	40 years
Echo Valley, Dallas, TX	8,801	788	—	10,057	(295	)(4)	788	9,762	10,550	—	2002	01/02	40 years
El Chapparal, San Antonio, TX	4,125	279	2,821	—	(581	)(4)	279	2,240	2,519	1,007	1963	01/88	5-40 years
Fairway View Estates, El Paso, TX	4,963	547	4,530	261	(355	)(4)	547	4,436	4,983	714	1977	03/99	40 years
Fairways, Longview, TX	3,441	657	1,532	119	(402	)(4)	657	1,249	1,906	481	1980	03/93	5-40 years
Falcon House, Ft. Walton, FL	1,966	219	1,817	—	—		219	1,817	2,036	90	1969	03/02	10-40 years
Falcon Lakes, Arlington, TX	11,120	1,437	—	13,058	(933	)(4)	1,437	12,125	13,562	239	2001	10/01	40 years
Fountain Lake, Texas City, TX	3,226	861	2,585	19	(461	)(4)	861	2,143	3,004	604	1975	12/94	5-40 years
Fountains of Waterford, Midland, TX	1,682	311	852	1,538	(180	)(4)	311	2,210	2,521	1,300	1977	05/98	5-40 years
Foxwood, Memphis, TN	6,811	218	3,188	950	743	(4)	218	4,881	5,099	3,219	1974	08/79	7-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances	Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Operating Properties—(continued)
Apartments—(continued)
Governor Square, Tallahassee, FL	$4,416	$245	$2,207	$—	$—		$245	$2,207	$2,452	$212	1974	03/02	10-40 years
Harper’s Ferry, Lafayette, LA	3,303	349	1,398	223	(131	)(4)	349	1,490	1,839	575	1972	02/92	5-40 years
Heather Creek, Mesquite, TX	11,502	1,100	—	11,536	—		1,100	11,536	12,636	—	—	03/03	—
Hunters Glen, Midland, TX	1,844	519	2,075	321	(194	)(4)	519	2,202	2,721	623	1982	01/98	5-40 years
In the Pines, Gainesville, FL	5,274	1,288	5,154	91	(969	)(4)	1,288	4,276	5,564	1,176	1972	12/94	5-40 years
Island Bay, Galveston, TX	15,061	2,095	18,852	—	(1,392	)(4)	2,095	17,460	19,555	1,133	1973	09/01	40 years
Kingsland Ranch, Houston, TX	12,291	1,188	—	13,018	—		1,188	13,018	14,206	—	—	03/03	—
La Mirada, Jacksonville, FL	7,193	392	5,454	1,675	648	(4)	392	7,777	8,169	5,586	1971	01/79	10-40 years
Limestone Canyon, Austin, TX	12,585	1,998	—	12,247	1,895	(7)	1,998	13,069	15,067	1,297	1997	07/98	40 years
					(1,073	)(4)
Limestone Ranch, Lewisville, TX	13,000	1,620	—	13,058	(976	)(4)	1,620	12,082	13,702	519	2001	05/01	40 years
Longwood, Long Beach, MS	6,314	667	6,006	—	—		667	6,006	6,673	112	1972	04/03	40 years
Marina Landing, Galveston, TX	12,927	1,240	11,161	—	(824	)(4)	1,240	10,337	11,577	642	1985	09/01	40 years
Mediterranean Villas, San Antonio, TX	2,746	712	2,848	—	—		712	2,848	3,560	415	1967	1998	10-40 years
Mountain Plaza, El Paso, TX	4,299	837	3,347	139	(287	)(4)	837	3,199	4,036	632	1972	01/98	5-40 years
Oak Park IV, Clute, TX	969	224	674	27	(150	)(4)	224	551	775	165	1981	06/94	5-40 years
Oak Tree, Grandview, MO	3,984	304	3,543	245	418	(4)	304	4,206	4,510	2,401	1968	03/82	7-40 years
Paramount Terrace, Amarillo, TX	2,659	340	3,061	—	(226	)(4)	340	2,835	3,175	341	1983	05/00	40 years
Park Avenue, Tallahassee, FL	4,337	172	1,550	—	—		172	1,550	1,722	147	1985	03/02	10-40 years
Plantation, Tulsa, OK	2,300	344	2,396	—	(182	)(4)	344	2,214	2,558	326	1968	12/99	40 years
Quail Point, Huntsville, AL	3,602	184	2,716	267	217	(4)	184	3,200	3,384	2,523	1960	08/75	7-40 years
Quail Oaks, Balch Springs, TX	2,784	90	2,160	152	(334	)(4)	90	1,978	2,068	1,080	1982	02/87	5-40 years
River Oaks, Wiley, TX	9,811	590	—	11,840	(807	)(4)	590	11,033	11,623	204	2001	10/01	40 years
Sandstone, Mesa, AZ	5,526	1,656	6,625	95	(557	)(4)	1,656	6,163	7,819	1,122	1986	10/97	5-40 years
Sendero Ridge, San Antonio, TX	20,976	2,635	—	22,802	(1,653	)(4)	2,635	21,149	23,784	—	2001	11/01	40 years
Somerset, Texas City, TX	2,872	936	2,811	179	(683	)(4)	936	2,307	3,243	802	1985	12/93	5-40 years
Southgate, Odessa, TX	1,743	335	1,338	318	(132	)(4)	335	1,524	1,859	556	1976	08/96	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances	Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Operating Properties—(continued)
Apartments—(continued)
Spy Glass, Mansfield, TX	$15,996	$1,376	$—	$16,498	$(90)		$1,376	$15,443	$16,819	$—	2002	03/02	40 years
					(965	)(4)
Sunchase, Odessa, TX	3,461	742	2,842	458	(269	)(4)	742	3,031	3,773	820	1981	10/97	5-40 years
Sun Hollow, El Paso, TX	4,448	385	4,159	75	503	(4)	385	4,737	5,122	3,086	1977	09/79	7-40 years
Sunset, Odessa, TX	1,741	345	1,382	—	—		345	1,382	1,727	201	1981	03/02	10-40 years
Terrace Hills, El Paso, TX	6,065	1,286	5,145	167	(439	)(4)	1,286	4,873	6,159	935	1985	03/97	5-40 years
Tiberon Trails, Merrillville, IN	6,214	667	11,669	—	(1,984	)(2)	667	9,685	10,352	462	1975	07/02	7-40 years
Timbers, Tyler, TX	2,429	497	1,988	—	(165	)(4)	497	1,823	2,320	280	1973	12/97	40 years
Tivoli, Dallas, TX	10,000	1,355	—	12,592	(927	)(4)	1,355	11,665	13,020	322	2001	12/01	40 years
Verandas at City View, Fort Worth, TX	13,745	2,545	—	15,744	(1,034	)(4)	2,545	14,710	17,255	—	2001	09/01	40 years
Villa Del Mar, Wichita, KS	3,571	387	3,134	116	546	(4)	387	3,796	4,183	2,247	1971	10/81	7-40 years
Villager, Ft. Walton, FL	513	125	1,145	—	—		125	1,145	1,270	52	1972	03/02	10-40 years
Vistas at Pinnacle park, Dallas, TX	2,788	1,750	2,236	1,048	473		1,750	3,482	5,232	—	2002	10/02	40 years
					(275	)(4)
Waters Edge III, Gulfport, MS	7,321	331	1,324	(14)	—		331	1,310	1,641	182	1968	1998	10-40 years
Waters Edge IV, Gulfport, MS	—	443	—	4,258	(377	)(4)	443	3,881	4,324	134	2001	11/01	40 years
Westwood, Mary Ester, FL	3,490	149	1,337	—	—		149	1,337	1,486	118	1972	03/02	10-40 years
Westwood, Odessa, TX	—	85	341	91	(34	)(4)	85	398	483	157	1977	08/96	5-40 years
Whispering Pines, Topeka, KS	7,322	228	4,331	1,054	652	(4)	228	6,037	6,265	4,074	1972	02/78	7-40 years
Willow Creek, El Paso, TX	2,369	608	1,832	76	(313	)(4)	608	1,595	2,203	464	1972	05/94	5-40 years
Will-O-Wick, Pensacola, FL	2,990	747	2,990	174	(522	)(4)	747	2,642	3,389	776	1974	05/95	5-40 years
Windsong, Ft. Worth, TX	10,745	790	—	11,242	—		790	11,242	12,032	—	2003	07/03	40 years
Windsor Tower, Ocala, FL	1,990	225	1,863	—	—		225	1,863	2,088	89	1982	03/02	10-40 years
Wood Hollow, San Antonio, TX	8,044	888	10,079	—	—		888	10,079	10,967	7,227	1974	11/78	5-40 years
Woodlake, Carrollton, TX	8,331	585	5,848	1,041	785	(4)	585	7,674	8,259	4,973	1979	08/78	7-40 years
Woodview, Odessa, TX	1,991	716	2,864	102	(245	)(4)	716	2,721	3,437	496	1974	05/98	5-40 years
Office Buildings
1010 Commons, New Orleans, LA	5,799	2,113	15,010	19,291	(3,528	)(4)	2,113	30,773	32,886	8,098	1971	03/98	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances	Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Operating Properties (continued)
Office Building (continued)
225 Baronne, New Orleans, LA	$6,258	$1,162	$10,457	$7,212	$(2,392	)(4)	$1,162	$15,277	$16,439	$4,899	1960	03/98	5-40 years
4135 Belt Line, Addison, TX	2,858	476	4,280	182	—		476	4,462	4,938	531	1981/82	06/99	40 years
9033 Wilshire Blvd., Los Angeles, CA	6,618	956	8,609	479	(658	)(4)	956	8,430	9,386	950	1957	04/00	5-40 years
Ambulatory Surgery Center, Sterling, VA	3,388	908	8,170	—	(603	)(4)	908	7,567	8,475	656	1991	07/00	40 years
AMOCO, New Orleans, LA	10,088	894	3,582	6,859	(1,825	)(4)	895	8,616	9,511	4,951	1974	06/97	5-40 years
Atrium, Palm Beach, FL	3,773	1,147	4,590	221	(393	)(4)	1,147	4,418	5,565	762	1985	06/98	40 years
Bay Plaza, Tampa, FL	2,198	895	3,582	557	(690	)(4)	895	3,449	4,344	933	1988	07/97	5-40 years
Bay Plaza II, Tampa, FL	3,416	506	4,550	143	(343	)(4)	506	4,350	4,856	440	1985	06/00	40 years
Brandeis, Omaha, NE	8,750	1,451	13,061	114	(4,802)		1,451	7,401	8,852	995	1921	11/00	40 years
					(972	)(4)
Centura, Farmers Branch, TX	40,239	5,000	45,000	705	(8,649	)(4)	5,000	37,056	42,056	1,640	1999	06/02	40 years
Cooley Building, Farmers Branch, TX	1,777	729	2,918	124	(306	)(4)	729	2,736	3,465	538	1996	1999	7-40 years
Corporate Point, Chantilly, VA	3,656	830	3,321	547	(312	)(4)	830	3,556	4,386	1,137	1992	10/94	5-40 years
Countryside Retail Center, Sterling, VA	22,027	2,088	18,791	40	(1,390	)(4)	2,088	17,441	19,529	1,505	1986	09/00	40 years
Durham Center, Durham, NC	13,315	4,233	16,932	1,441	(2,775	)(4)	4,233	15,598	19,831	3,545	1988	07/97	5-40 years
Eton Square, Tulsa, OK	10,045	1,469	13,219	615	(1,015	)(4)	1,469	12,819	14,288	1,663	1985	09/99	5-40 years
Executive Court, Memphis, TN	1,598	271	2,099	749	(6)		271	2,842	3,113	2,041	1980	09/82	7-40 years
Five Hickory Centre, Farmers Branch, TX	—	—	—	38	—		—	38	38	—
Forum, Richmond, VA	4,990	1,360	5,439	772	(494	)(4)	1,360	5,717	7,077	1,963	1987	10/92	2-40 years
Four Hickory Centre, Farmers Branch, TX	18,721	303	27,723	171	(7,500	)(2)	303	20,394	20,697	174	2003	2003	7-40 years
Harmon, Sterling, VA	8,827	1,054	9,487	219	(713	)(4)	1,054	8,993	10,047	801	1987	09/00	5-40 years
Institute Place, Chicago, IL	7,886	665	7,057	139	(521	)(4)	665	6,675	7,340	4,391	1910	01/93	2-40 years
Lexington Center, Colorado Springs, CO	3,975	1,103	4,413	558	(404	)(4)	1,103	4,567	5,670	1,149	1986	12/97	3-40 years
Mimado, Sterling, VA	—	582	5,236	52	(390	)(4)	582	4,898	5,480	440	1986	09/00	40 years
One Hickory Centre, Farmers Branch, TX	11,973	335	7,651	3,549	(20)		335	11,180	11,515	2,427	1998	1998	10-40 years
One Steeplechase, Sterling, VA	7,702	1,380	5,520	2,633	72	(7)	1,380	7,587	8,967	3,946	1987	12/92	5-40 years
					(638	)(4)
Parkway North, Dallas, TX	3,566	1,173	4,692	980	(452	)(4)	1,173	5,220	6,393	1,324	1980	02/98	2-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances	Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Operating Properties (continued)
Office Buildings (continued)
Signature Athletic Club, Dallas, TX	$2,453	$1,075	$2,921	$1,227	$(781	)(4)	$1,075	$3,367	$4,442	$1,134	1985	02/99	5-40 years
Two Hickory Centre, Farmers Branch, TX	10,660	318	7,827	1,475	(21)		318	9,281	9,599	1,348	2000	2000	7-40 years
University Square, Anchorage, AK	1,904	562	3,276	252	(1,881	)(2)	562	1,595	2,157	1,516	1981	12/81	5-40 years
					(52	)(4)
Venture Center, Atlanta, GA	2,567	411	2,746	220	(224	)(4)	411	2,742	3,153	1,212	1981	07/89	1-40 years
Westgrove Air Plaza, Addison, TX	3,397	211	1,898	114	(366	)(4)	211	1,646	1,857	370	1982	10/97	5-40 years

Industrial Warehouses
5360 Tulane, Atlanta, GA	364	95	514	50	(85	)(4)	95	479	574	324	1970	11/97	5-40 years
5700 Tulane, Atlanta, GA	—	—	—	720	(141	)(4)	—	579	579	145	1998	11/97	40 years
Addison Hangar, Addison, TX	1,168	928	1,481	33	(162	)(4)	928	1,352	2,280	170	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	1,440	—	1,150	248	(93	)(4)	—	1,305	1,305	468	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,408	984	3,934	67	(331	)(4)	984	3,670	4,654	612	1958	10/97	5-40 years
Kelly Warehouse, Dallas, TX	1,910	1,136	4,856	224	(2,856)		1,136	1,890	3,026	705	1966	03/95	5-40 years
					(334	)(4)
Ogden, Ogden, UT	1,780	52	1,568	112	(180	)(4)	52	1,500	1,552	619	1979	01/86	5-40 years
Space Center, San Antonio, TX	1,063	247	1,332	112	(235	)(4)	247	1,209	1,456	818	1970	12/99	5-40 years
Texstar, Arlington, TX	1,157	333	1,331	216	(125	)(4)	333	1,422	1,755	537	1967	10/97	5-40 years

Shopping Centers
Bridgeview Plaza, LaCrosse, WI	6,446	870	7,830	—	(578	)(4)	870	7,252	8,122	1,950	1979	03/03	—
Collection, Denver, CO	13,371	—	20,791	371	(461)		—	20,701	20,701	3,394	1955	1997	10-40 years
Cross County Mall, Mattoon, IL	7,589	608	6,468	6,943	(810	)(4)	608	12,601	13,209	10,196	1971	08/79	5-40 years
Cullman, Cullman, AL	1,684	200	1,800	—	(133	)(4)	200	1,667	1,867	442	1979	03/03	7-40 years
Dunes Plaza, Michigan City, IN	2,845	1,230	5,430	1,931	(482	)(8)	1,230	6,341	7,571	2,315	1978	03/92	5-40 years
					(538	)(4)
K-Mart, Cary, NC	1,692	1,358	1,157	162	(178	)(4)	1,358	1,141	2,499	116	1981	08/98	40 years
Plaza on Bachman Creek, Dallas, TX	4,948	466	2,898	150	192		466	3,240	3,706	304	1986	03/02	5-40 years
Promenade, Highlands Ranch, CO	6,979	1,749	6,995	546	(1,222	)(4)	1,749	6,319	8,068	1,541	1985	07/96	5-40 years
Sadler Square, Amelia Island, FL	2,722	679	2,715	164	(234	)(4)	679	2,645	3,324	852	1987	11/93	3-40 years

Merchandise Mart
Denver Mart, Denver, CO	27,183	4,824	5,184	16,359	9		4,824	21,552	26,376	6,477	1965/	1992	10-40 years
											1986

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

			Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances		Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Operating Properties (continued)
Hotels
Akademia, Wroclaw, Poland	$21,423		$2,184	$—	$16,164	$(1,132	)(4)	$2,184	$15,032	$17,216	$1,105	2001	02/01	40 years
Best Western Hotel, Virginia Beach, VA	3,880		1,521	5,754	1,426	—		1,521	7,180	8,701	1,851	1983	1996	10-40 years
Château Inn, Fresno, CA	2,032		—	3,906	74	(33)		—	3,947	3,947	680	1989	1997	10-40 years
City Suites, Chicago, IL	3,695		950	3,847	1,106	(390	)(4)	950	4,563	5,513	1,308	1995	12/98	5-40 years
Majestic Inn, San Francisco, CA	5,255		1,139	4,555	985	—		1,139	5,540	6,679	2,357	1902	12/90	5-40 years
Piccadilly Airport, Fresno, CA	4,828		—	7,834	490	—		—	8,324	8,324	1,524	1970	1997	10-40 years
Piccadilly Shaw, Fresno, CA	5,606		2,392	9,567	958	(3)		2,392	10,522	12,914	1,918	1973	1997	10-40 years
Piccadilly University, Fresno, CA	5,452		—	12,011	297	(124)		—	12,184	12,184	2,020	1984	1997	10-40 years
Quality Inn, Denver, CO	3,610		—	302	2,585	(179)		—	2,708	2,708	2,171	1974	1994	10-40 years
The Majestic, Chicago, IL	2,215		572	2,365	1,515	(292	)(4)	572	3,588	4,160	998	1995	12/98	5-40 years
Williamsburg Hospitality House, Williamsburg, VA	12,332		4,049	16,195	2,581	—		4,049	18,776	22,825	4,172	1973	1997	10-40 years
Willows, Chicago, IL	3,670		945	3,851	1,416	(411	)(4)	945	4,856	5,801	1,568	1995	12/98	5-40 years

Single Family Residence
Tavel Circle, Dallas, TX	67		53	214	—	—		53	214	267	41

	814,921		120,990	632,178	323,572	(74,379)		120,990	881,371	1,002,361	178,883
Land Properties
1013 Commons, New Orleans, LA	—		615	—	159	(83	)(4)	691		691	51	N/A	08/98	—
2301 Valley Branch, Farmers Branch, TX	3,023		4,169	—	84	(285	)(4)	3,968	—	3,968	—	N/A	09/02	—
2524 Valley View, Farmers Branch, TX	—		200	—	—	—		200	—	200	—	N/A	1998	—
Alamo Springs, Dallas, TX	—		1,385	—	—	(93	)(4)	1,292	—	1,292	—	N/A	09/99	—
Backlick. Springfield, VA	—		74	—	—	—		74	—	74	—	N/A	1990	—
Bee Street, Farmers Branch, TX	—		472	—	—	—		472	—	472	—	N/A	19	—
Bonneau, Dallas County, TX	—	(6)	1,102	—	—	—		1,102	—	1,102	—	N/A	1998	—
Centura, Farmers Branch, TX	6,150		13,300	—	65	30		8,126	—	8,126	—	N/A	12/02	—
						(5,269	)(4)
Chase Oaks, Plano, TX	1,629		4,511	—	377	(3,898	)(3)	990	—	990	—	N/A	1997	—
Croslin, Dallas, TX	—		327	—	6	—		333	—	333	—	N/A	1998	—
Dalho, Farmers Branch, TX	—	(6)	331	—	—	—		331	—	331	—	N/A	1997	—
Dominion, Dallas, TX	552		3,931	—	—	(264	)(4)	3,667	—	3,667	—	N/A	03/99	—
Elm Fork, Denton County, TX	4,700		17,294	—	207	(10,482	)(3)	6,812	207	7019		N/A	2001	—
Fiesta, San Angelo, TX	—		44	—	—	(3	)(4)	41	—	41	—	N/A	12/91	—
Fruitland, Fruitland Park, FL	—		253	—	—	(110	)(3)	143	—	143	—	N/A	05/92	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

			Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances		Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)

Land Properties (continued)
Folsom	$—		$1,781	$—	$450	$(150	)(4)	$2,081	$—	$2,081	$—	N/A	10/00	—
Fort Wayne, Fort Wayne, IN	—		3	—	—	—		3	—	3	—	N/A	1996	—
FRWM Cummings, Farmers Branch, TX	—		1,284	—	—	—		1,284	—	1,284	—	N/A	1998	—
Hollywood Casino, Farmers Branch, TX	6,222		16,987	—	2	(8,641	)(4)	8,348	—	8,348	—	N/A	06/02	—
HSM, Farmers Branch, TX	4,050		2,361	—	—	—		2,361	—	2,361	—	N/A	1998	—
JHL Connell, Carrollton, TX	—	(6)	1,451	—	—	(25	)(3)	1,426	—	1,426	—	N/A	1998	—
Katrina, Palm Desert, CA	5,100		40,211	—	1,835	(27,439	)(3)	10,125	1,835	11,960	—	N/A	1998	—
						(2,647	)(2)
Katy Road, Harris County, TX	—		5,919	—	53	—		5,919	53	5,972	—	N/A	1997	—
Kelly Lots, Collin County, TX	56		131	—	—	—		131	—	131	—	N/A	2000	—
Lacy Longhorn, Farmers Branch, TX	—		1,908	—	—	—		1,908	—	1,908	—	N/A	1997	—
Lakeshore Villas, Harris County, TX	—		950	—	112	(1)		993	—	993	—	N/A	03/02	—
						(68	)(4)
Lamar Parmer, Austin, TX	—		1,999	—	635	(79)		2,386	—	2,386	—	N/A	01/00	—
						(169	)(4)
Las Colinas, Las Colinas, TX	—		995	—	5	(67	)(4)	933	—	933	—	N/A	01/96	—
Las Colinas, Las Colinas, TX	11,435		14,076	—	28	(4,419	)(3)	9,685	—	9,685	—	N/A	1995	—
Leone, Irving TX	1,210		1,625	—	—	—		1,625	—	1,625	—	N/A	1996	—
Lemon Carlisle, Dallas, TX	1,745		3,576	—	30	(242	)(4)	3,364	—	3,364	—	N/A	02/98	—
Manhattan, Farmers Branch, TX	4,171		11,186	—	927	44		11,345	—	11,345	74	N/A	02/00	—
						(812	)(4)
Marine Creek, Ft. Worth, TX	1,012		3,713	—	106	(1,584)		2,235	—	2,235	—	N/A	06/02	—
Mason/Goodrich, Houston, TX	1,495		10,983	—	490	(10,393	)(3)	590	490	1,080	—	N/A	1998	—
Mason Park, Houston, TX	—		2,790	—	301	(1,188)		1,775	—	1,775	—	N/A	06/02	—
						(128	)(4)
Maumelle, Maumelle, AR	640		1,153	—	11	(77	)(4)	1,087	—	1,087	—	N/A	01/03	—
McKinney Corners II, Collin County, TX	—		5,911	—	—	(5,386	)(3)	525	—	525	—	N/A	1997	—
McKinney 36, Collin County, TX	50		2,203	—	—	(362	)(4)	1,841	—	1,841	—	N/A	01/98	—
Mendoza, Dallas, TX	—		192	—	—	—		192	—	192	—	N/A	1998	—
Mira Lago, Farmers Branch, TX	—		541	—	82	(40	)(4)	583	—	583	—	N/A	05/01	—
Nashville, Nashville, TN	—		1,890	—	34	(1,143	)(4)	781	—	781	—	N/A	06/02	—
Nashville, Nashville, TN	6,830		7,774	—	—	(3,344	)(3)	4,430	—	4,430	—	N/A	1999	—
Nakash	161		113	—	—	(8	)(4)	105	—	105	—	N/A		—
Pac-Trust, Dallas, TX	277		1,232	—	—	(83	)(4)	1,149	—	1,149	—	N/A	10/01	—
Pioneer Crossing, Austin, TX	—		23,255	—	2,301	(17,469	)(3)	5,786	2,301	8,087	—	N/A	1997	—
Puluski, Puluski County, AR	1,400		2,095	—	—	—		2,095	—	2,095	—	N/A	06/03	—
Rasor, Plano, TX	1,260		2,319	—	227	(166	)(4)	2,380	—	2,380	—	N/A	03/02	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

			Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances		Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Land Properties (continued)
Red Cross, Dallas, TX	$4,475		$7,676	$—	$2	$(197)		$6,966	$—	$6,966	$—	N/A	05/99	—
						(515	)(4)	—
Round Mt, Austin, TX	—		5,740	—	—	(5,421	)(2,4)	298	—	298	—	N/A	12/86	—
						(21	)(4)
Sandison, Collin County, TX	140	(7)	5,021	—	—	(702	)(4)	4,319	—	4,319	—	N/A	05/98	—
Seminary West, Fort Worth, TX	—		234	—	—	(16	)(4)	218	—	218	—	N/A	07/01	—
Sheffield Village, Grand Prairie, TX	975		1,643	—	—	—		1,643	—	1,643	—	N/A	09/03	—
Siskiyou, Siskiyou County, CA	—		3	—	—	—		3	—	3	—	N/A	1996	—
Sladek, Travis County, TX	—		764	—	—	—		764	—	764	—	N/A	2000	—
Solco Allen, Collin County, TX	80	(6)	1,388	—	—	(168	)(4)	1,220	—	1,220	—	N/A	05/98	—
Stacy Road, Allen, TX	232	(6)	2,665	—	—	(359	)(4)	2,306	—	2,306	—	N/A	04/97	—
Stagliano, Farmers Branch, TX	—	(6)	566	—	—	—		566	—	566	—	N/A	1997	—
State Highway 121, Collin County, TX	173	(6)	4,354	—	—	(2,997	)(4)	1,357	—	1,357	—	N/A	02/97	—
Thompson, Farmers Branch, TX	—	(6)	948	—	—	—		948	—	948	—	N/A	1997	—
Thompson II, Dallas County, TX	—		505	—	—	(31	)(3)	474	—	474	—	N/A	1998	—
Tomlin, Farmers Branch, TX	—	(6)	1,878	—	—	—		1,878	—	1,878	—	N/A	1997	—
Travelers, Farmers Branch, TX	22,802		25,000	—	—	—		25,000	—	25,000	—	N/A	2003	—
Valley Ranch, Irving, TX	—		16,592	—	—	(16,008	)(3)	584	—	584	—	N/A	1996	—
Valley Ranch III, Irving, TX	—		2,248	—	—	—		2,248	—	2,248	—	N/A	1997	—
Valley Ranch IV, Irving, TX	—		2,187	—	—	—		2,187	—	2,187	—	N/A	1998	—
Valley View 34, Farmers Branch, TX	—		1,652	—	1,035	32		1,652	1,067	2,719	13	N/A	1996	—
Valwood, Dallas, TX	12,716		13,969	—	498	(2,608	)(3)	11,361	498	11,859	—	N/A	1996	—
Vineyards, Grapevine, TX	2,713		4,982	—	—	—		4,982	—	4,982	—	N/A	1997	—
Vineyards II, Grapevine, TX	1,510		6,934	—	7	(1,794	)(3)	5,147	—	5,147	—	N/A	1999	—
Vista Ridge, Lewisville, TX	5,715		16,322	—	440	(8,575	)(3)	7,747	440	8,187	—	N/A	1998	—
Walker, Dallas County, TX	7,950		13,534	34	—	—		13,534	34	13,568	—	N/A	1998	—
Watters Road, Collin County, TX	140	(6)	1,787	—	—	(633	)(4)	1,154	—	1,154	—	N/A	02/97	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

			Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encum- brances		Land	Building & Improvements	Improve- ments	Other		Land	Building & Improvements	(1) Total
	(dollars in thousands)
Land Properties (continued)
West End, Dallas, TX	$5,766		$11,405	$—	$77	$(4,013	)(3)	$6,968	$—	$6,968	$—	N/A	08/97	—
						(501	)(4)
Whisenant, Collin County, TX	23	(6)	631	—	—	(97	)(4)	534	—	534	—	N/A	05/98	—

	128,578		371,243	34	10,586	(151,167)		223,771	6,925	230,696	138

	$943,499		$492,233	$632,212	$334,158	($225,546)		$344,761	$888,296	$1,233,057	$179,021

(1)	The aggregate cost for federal income tax purposes is $1,102.9 million.
(2)	Write down of property to estimated net realizable value.
(3)	Cost basis assigned to portion of property sold.
(4)	Purchase accounting basis adjustment.
(5)	Acquisition of ground lease.
(6)	Pledged as collateral on a loan primarily secured by another parcel of land.
(7)	Construction period interest and taxes.
(8)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	2003	2002	2001
		As Restated	As Restated
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$567,731	$712,284	$802,434
Additions
TCI properties	866,464	—	—
Acquisitions and improvements	139,006	58,931	39,839
Deductions
Sales of real estate	(261,694)	(199,313)	(127,489)
Purchase accounting write down	(58,558)	—	—
Property write down	(19,892)	(4,171)	(2,500)

Balance at December 31,	$1,233,057	$567,731	$712,284

Reconciliation of Accumulated Depreciation
Balance at January 1,	$101,689	$121,796	$148,690
Additions
TCI properties	84,550	—	—
Depreciation	28,832	13,142	16,253
Deductions
Sales of real estate	(36,050)	(33,249)	(43,147)

Balance at December 31,	$179,021	$101,689	$121,796

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2003

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
FIRST MORTGAGE
400 St. Paul Secured by an office building in Dallas, TX. Includes LOC of $250,000.	6.5%	03/07	Monthly interest only payments.	$—	$4,299	$4,299	$—

La Quinta Village Center, LLC First lien on 134.3 gross acres in Palm Desert, CA	8.0%	02/06	Interest accrual and payments based on completion dates not yet met	—	5,650	5,650	—

Mason Park First lien DOT on 13 acres in Harris County, TX	18.0%	05/03	All principal & interest due at maturity	—	1,360	1,360	1,360

WRAPAROUND MORTGAGE
Pinemont Secured by an office building in Houston, TX.	10.4%	07/08	Monthly principal and interest payments.	274	467	266	—

Nakash Secured by a shopping center in Malden, MO.			Monthly interest only payments.	305	902	902	—

One Hickory Secured by an office building in Farmers Branch, TX.	5.49%	09/04	Monthly interest only payments.	7,306	11,974	11,974	—

JUNIOR MORTGAGE
Dallas Fund XVII Secured by an assignment of litigation proceeds. Nonperforming	Varies	05/03	One note bearing interest at the default rate of 18%.	—	4,303	4,303	4,303

Palmer Lane Golf, Inc. First lien on 367 acres of land in Travis County, TX Non-recourse note	8.0%	09/06	All interest & principal due at maturity	—	8,875	8,875	—
Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.0%	10/08	Interest only payments start in November 2007.	12,000	2,386	2,386	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2003

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

OTHER
Apartment Development Services Secured by 100% interest in partnership.	12.0%	02/04	Principal and interest due at maturity.	$—	$300	$300	$—
Edwin Schreiber Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly	—	200	200	—
SSG Management Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly	—	296	296	—

Sarah Gross Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly	—	951	951	—

Barry Gross Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly	—	120	120	—

Realty Advisors Secured by a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf.	Prime+2.0%	11/04	All principal and interest are due at maturity.	—	5,633	5,633	—

Desert Wells 237, LLC Second lien DOT on 238 acres on Palm Desert, CA	12.0%	03/03	All principal and interest due at maturity.	—	3,568	4,139	4,139

Davilla Family, LLC Second lien DOT on 129.7 acres in Riverside County, CA.	9.0%	10/04	Payments made quarterly, beginning January 2003.	2,423	2,775	2,775	—
UNSECURED
Mehrdad Moayedi	12.0%	01/04	Principal and interest due at maturity.	—	34	22	—
North Augusta Plans	5.0%	02/04	Principal and interest due at maturity.	—	42	42	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2003

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
One Realco	12.0%	02/04	All principal and interest are due at maturity.	$—	$18,000	$9,785	$—
Treetops/Colony Meadows	18.0%	04/03	All principal and interest are due at maturity.	—	1,017	1,017	1,017
City of Farmers Branch	6.0%	2019	Reimbursement through the implementation of the funding plan under the Farmers Branch Tax increment Financing District 1	—	901	901	—
Harvest Hill I, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	1,426	1,426	—
Harvest Hill, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	1,429	1,429	—
Harvest Hill II, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	2,127	2,127	—
				$22,308	$79,035	71,178	$10,819

Interest receivable						4,050
Allowance for estimated losses						(4,633)

						$70,595

(1)	The aggregate cost for federal income tax purposes is $86.2 million.
(2)	Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 2003. Where applicable, these rates have been adjusted at issuance to yield between 8% and 12%.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

	2003	2002	2001
	(dollars in thousands)
Balance at January 1,	$83,092	$31,413	$15,027
Additions
New mortgage loans	67,464	63,273	6,349
TCI loans	15,873	—	—
Funding of existing loans	—	2,686	15,532
Deductions
Collections of principal	(56,592)	(14,280)	(5,495)
Conversion to property interest	(1,612)	—	—
Sale of Notes Receivable	(37,047)	—	—

Balance at December 31,	$71,178	$83,092	$31,413

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

As required by rule 13a-15(b), ARI’s management, including the Acting Principal Executive Officer and Principal Accounting Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of ARI’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the chief executive officer and the chief financial officer concluded that ARI’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by rule 13a-15(d), ARI’s management, including the Acting Principal Executive Officer and Principal Accounting Officer, also conducted an evaluation of ARI’s internal controls over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting. Based on the evaluation, there has been no such change during the fourth fiscal quarter.

During 2003, ARI discovered a computational error relating to a property sale that occurred in the 4th quarter of 2001. The correction of the error resulted in a restatement for 2001 and 2002 that increased net income and total assets for 2001 by $2.3 million (over the amounts originally reported) and increased total assets by $2.3 million for 2002.

ARJ intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures over time, and to correct any deficiencies that it may discover in the future. The goal is to ensure that management has timely access to all material financial and non-financial information concerning ARI’s business.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of American Realty Investors, Inc. (“ARI”) are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of ARI, the creation of certain Board committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignation of Earl D. Cecil (on February 29, 2004) as well as the election of independent directors, Ted R. Munselle and Sharon Hunt, on February 20, 2004.

It is the Board’s objective that a majority of the Board consist of independent directors. For a Director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with ARI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in ARI’s “Corporate Governance Guidelines.” The text of this document has been posted on ARI’s Internet website at http://www.amrealtytrust.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

All members of the Audit Committee and the Nominating and Corporate Governance Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from ARI or any of its subsidiaries other than their Director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of ARI or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current Directors of ARI are listed below, together with their ages, terms of service, all positions and offices with ARI or its former advisor, BCM, or current advisor Prime, which took over as contractual advisor for BCM on July 1, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “Affiliated”, when used below with respect to a Director, means that the Director is an officer, director or employee of BCM, Prime or an officer of ARI or an officer or director of an affiliate of ARI. The designation “Independent”, when used below with respect to a Director, means that the Director is neither an officer of ARI nor a director, officer or employee of BCM or Prime (but may be a director of ARI), although ARI may have certain business or professional relationships with such Director as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships.”

TED P. STOKELY: Age 70, Director and Chairman of the Board (Affiliate) (since November 2002).

General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December 1992) of Eldercare Housing Foundation, a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director (since April 1990) and Chairman of the Board (since January 1995) of Income Opportunity Realty Investors, Inc. (“IORI”) and Transcontinental Realty Investors, Inc. (“TCI”).

HENRY A. BUTLER: Age 53, Director (Affiliate) (since July 2003).

Broker—Land Sales (since 1992) for BCM and Director (December 2001 to July 2003) of IORI.

SHARON HUNT: Age 61, Director (Independent) (since February 2004).

Licensed Realtor in the Dallas, Texas area with Cook Realtors; President and Owner of Sharon’s Pretzels, Inc., a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of TCI.

TED R. MUNSELLE: Age 48, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; employed in the accounting industry from 1997 until 1998; Certified Public Accountant in the State of Texas; and Director (since February 2004) of TCI.

MARTIN L. WHITE: Age 64, Director (Independent) (since July 2003).

Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; and Director (January 1995 to March 2004) of IORI.

Executive Officers

The following persons currently serve as executive officers of ARI: Mark W. Branigan, Executive Vice President—Residential; Louis J. Corna, Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary; and Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer. Their positions with ARI are not subject to a vote of stockholders. Their ages, terms of service, all positions and offices with ARI, BCM, or Prime, other principal occupations, business experience and directorships with other companies during the last five years or more are set forth below.

MARK W. BRANIGAN: Age 49, Executive Vice President—Residential (since June 2001), Director (September 2000 to June 2001), and Executive Vice President and Chief Financial Officer (August 2000 to June 2001).

Executive Vice President—Residential (since July 2003) of Prime and Prime Income Asset Management, Inc. (“PIAMI”); Executive Vice President—Residential (since June 2001), Executive Vice President and Chief Financial Officer (August 2000 to June 2001), Vice President—Director of Construction (August 1999 to August 2000) and Executive Vice President—Residential Asset Management (January 1992 to October 1997) of BCM, TCI and IORI; Vice President—Director of Construction (August 1999 to August 2000) and Executive Vice President—Residential Asset Management (January 1992 to October 1997) of ART; and real estate consultant (November 1997 to July 1999).

LOUIS J. CORNA: Age 56, Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001), and Senior Vice President—Tax (December 2000 to June 2001).

Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of BCM, TCI and IORI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; and Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation.

RONALD E. KIMBROUGH: Age 51, Acting Principal Executive Officer (since February 2002) and Executive Vice President and Chief Financial Officer (since January 2002).

Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since July 2003) of Prime and PIAMI; Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer (since January 2002) of BCM, TCI and IORI; Controller (September 2000 to January 2002) of BCM; Director, Vice President and Treasurer (since February 2002) of First Equity Properties, Inc.; Vice President and Treasurer (January 1998 to September 2000) of Syntek West, Inc. and One Realco Corporation; and Consultant (1997).

In addition to the foregoing officers, ARI has several vice presidents and assistant secretaries who are not listed herein.

Board Meetings and Committees

The Board of Directors held seven meetings during 2003. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on February 19, 2004, and its function is to review ARI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and ARI’s Corporate Governance Guidelines, are Messrs. White and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. The predecessor Audit Committee met nine times during 2003.

The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The members of the Committee are Messrs. White (Chairman) and Munselle and Ms. Hunt.

The Board has also formed a Compensation Committee of the Board of Directors, adopted a Charter for the Compensation Committee on March 22, 2004, and selected Messrs. Munselle (Chairman) and White and Ms. Hunt as the members of such Committee.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Ted P. Stokley
Henry A. Butler
Sharon Hunt	X	X	X
Ted R. Munselle	X	X	X
Martin L. White	X	X	X

During February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during the year by the New York Stock Exchange, Inc. Pursuant to the Guidelines, the Board undertook its annual review of director independence, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of ARI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

Code of Ethics

ARI has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of the contractual Advisor to ARI). In addition, ARI has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller.

The text of these documents has been posted on ARI’s internet website at http://www.amrealtytrust.com and are available in print to any shareholder who requests them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARI’s Directors, executive officers, and any persons holding more than 10 percent of ARI’s shares of Common Stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARI is required to report any failure to file by these dates during 2003. All of these filing requirements were satisfied by ARI’s Directors and executive officers and 10 percent holders. In making these statements, ARI has relied on the written representations of its incumbent Directors and executive officers and its 10 percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Prior to July 1, 2003, BCM served as advisor to ARI. The current advisor is Prime. See NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Organization and Business.” The Advisory Agreement described in this section contains the same terms as the prior Advisory Agreement with BCM.

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, the day-to-day operations of ARI are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime also serves as consultant in connection with ARI’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, serves as advisor to ARI. Prime is indirectly owned by Gene E. Phillips (21%) and by a trust for the children of Gene E. Phillips (79%). Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and ARI. As of March 19, 2004, PIAMI owned 1,437,208 shares of ARI’s Common Stock, approximately 12.6% of the shares then outstanding.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, Prime, an affiliate of Prime, or a related party receives the following forms of additional compensation:

(1)	an acquisition fee for locating, leasing or purchasing real estate for ARI in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm’s-length transactions or (2) up to 6% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

(2)	a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm’s-length transactions or (2) 3% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

(3)	a loan arrangement fee in an amount equal to 1% of the principal amount of any loan made to ARI arranged by Prime;

(4)	an incentive fee equal to 10% of net income for the year in excess of a 10% return on stockholders’ equity, and 10% of the excess of net capital gains over net capital losses, if any, realized from sales of assets;

(5)	a mortgage placement fee, on mortgage loans originated or purchased, equal to 50%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARI for the fiscal year.

The Advisory Agreement further provides that Prime shall bear the cost of certain expenses of its employees, excluding fees paid to ARI’s Directors; rent and other office expenses of both Prime and ARI (unless ARI maintains office space separate from that of Prime); costs not directly identifiable to ARI’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Prime of its duties under the Advisory Agreement.

The terms of TCI’s Advisory Agreement with Prime are not identical to those of ARI’s Advisory Agreement. The provisions of TCI’s Advisory Agreement are:

(1)	The TCI Advisory Agreement provides for Prime to be responsible for the day-to-day operations of TCI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of TCI’s net income.

(2)	The TCI Advisory Agreement also provides for Prime to receive an annual incentive sales fee equal to 10% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5% higher in the current fiscal year than in the prior fiscal year.

(3)	Pursuant to the TCI Advisory Agreement, Prime, or an affiliate of Prime, is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

(4)	The TCI Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (1) 2% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

(5)	The TCI Advisory Agreement also provides that Prime or an affiliate of Prime is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI.

(6)	Under the TCI Advisory Agreement, Prime or an affiliate of Prime also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime or an affiliate of Prime without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

(7)	Under the TCI Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services.

(8)	Under the TCI Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value and net income of TCI during the fiscal year. Prime was required to refund $1.3 million of the 2003 advisory fee under this provision. BCM, as advisor at the time, was required to refund $1.4 million of the 2002 advisory fee under this provision.

If and to the extent that ARI shall request Prime, or any director, officer, partner or employee of Prime, to render services to ARI other than those required to be rendered by Prime under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and ARI from time to time.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. ARI’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of ARI are in conflict with those of one or more Directors or officers in their individual capacities or of Prime, or of their respective affiliates. In addition to services performed for ARI, as described above, Prime actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including IORI and TCI. The Advisory Agreement provides that Prime may also serve as advisor to other entities.

As advisor, Prime is a fiduciary of ARI’s public investors. In determining to which entity a particular investment opportunity will be allocated, Prime will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships.”

The managers and principal officers of Prime are set forth below:

Mickey N. Phillips:	Manager

Ryan T. Phillips:	Manager

Mark W. Branigan:	Executive Vice President—Residential

Louis J. Corna:	Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary

Ronald E. Kimbrough:	Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer

Dan S. Allred:	Senior Vice President—Land Development

Mickey N. Phillips is the brother of Gene E. Phillips and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips indirectly owns 21% of Prime and serves as a representative of the trust established for the benefit of his children which indirectly owns 79% of Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services for ARI.

Property Management and Real Estate Brokerage

Affiliates of Prime provided property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide property management services to ARI’s properties for a fee of 5% or less of the monthly gross rents collected on the residential properties under its management and 3% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for the provision of the property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Until December 2002, Triad subcontracted the property-level management and leasing of 47 of ARI’s commercial properties (shopping centers, office buildings and a merchandise mart) and eight of its hotels to Regis Realty, Inc. (“Regis”), a related party, which was a company owned by GS Realty Services, Inc. Regis was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Realty I, LLC (“Regis I”), has provided these services. Regis I is owned by Highland. Regis Hotel Corporation, a related party, managed 12 of ARI’s hotels, until December 2002. Since January 1, 2003, Regis Hotel I, LLC, has managed 12 of ARI’s hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM.

Regis I, a related party, provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement.

ITEM 11.    EXECUTIVE COMPENSATION

ARI has no employees, payroll or benefit plans and pays no compensation to its executive officers. The Directors and executive officers of ARI who are also officers or employees of Prime are compensated by Prime. Such affiliated Directors and executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor” for a more detailed discussion of compensation payable to Prime by ARI.

The only direct remuneration paid by ARI is to those Directors who are not officers or employees of Prime or its affiliated companies. Each non-employee Director is compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. Effective January 1, 2004, the Chairman of the Board of Directors is compensated at the rate of $49,500 per year. The Chairman of the Audit Committee receives an annual fee of $500. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2003, $146,000 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2003 through December 31, 2003, and 2003 special service fees as follows: Earl D. Cecil, $49,000; Joseph Mizrachi, $25,000; Ted P. Stokely, $48,000; and Martin L. White $24,000.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, and 2003, each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $18.53, $13.625, $9.87 and $9.13 per share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 2003, 1,000 options were exercisable at $13.625 per share, 2,000 options were exercisable at $9.87 per share and 3,000 options were exercisable at $8.09 per share.

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”) which provides for options to purchase up to 300,000 shares of Common Stock. At December 31, 2003, there were 92,250 options outstanding under the Option Plan. No options were granted under the Option Plan in 2003.

Performance Graph

The following graph compares the cumulative total stockholder return on ARI’s shares (ART’s shares prior to August 2000) of Common Stock with the Dow Jones Equity Market Index (“DJ Equity Index”) and the Dow Jones Real Estate Investment Index (“DJ Real Estate Index”). The comparison assumes that $100 was invested on December 31, 1998 in shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

	1998	1999	2000	2001	2002	2003
ARI	100.00	104.17	83.52	60.34	49.57	55.94
Real Estate Index	100.00	94.69	120.74	134.99	139.90	191.51

Total U.S. Market Index	100.00	122.54	111.35	98.08	76.43	99.92

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans [update]

The following table provides information as of December 31, 2003 regarding compensation plans under which equity securities of ARI are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	98,250	$15.99	241,750

See NOTE 13. “STOCK OPTIONS” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners.    The following table sets forth the ownership of ARI’s Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5% of the shares of ARI’s Common Stock as of the close of business on March 19, 2004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Basic Capital Management, Inc.	6,703,045	(2)	58.8%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

Prime Income Asset Management, Inc.	1,437,208	(3)	12.6%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

Transcontinental Realty Investors, Inc.	746,972	(4)	6.6%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

Realty Advisors, Inc.	8,140,253	(2)(3)	71.5%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

Ryan T. Phillips	8,167,855	(2)(3)(5)	71.7%
1800 Valley View Lane Suite 300 Dallas, Texas 75234

(1)	Percentages are based upon 11,390,272 shares outstanding as of March 19, 2004.
(2)	Includes 6,703,045 shares owned by BCM, over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.

(3)	Includes 1,437,208 shares owned by PIAMI, over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(4)	Each of the directors of TCI, Henry A. Butler, Sharon Hunt, Ted R. Munselle, Ted P. Stokely and Martin L. White, may be deemed to be the beneficial owners by virtue of their positions as directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust. Ryan T. Phillips is a beneficiary of the trust.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARI’s Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 19, 2004.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Mark W. Branigan	8,887,225	(4)(5)(6)	78.0%
Henry A. Butler	749,972	(2)(3)	6.6%
Louis J. Corna	8,887,225	(4)(5)(6)	78.0%
Sharon Hunt	746,972	(3)	6.6%
Ronald E. Kimbrough	8,887,225	(4)(5)(6)	78.0%
Ted R. Munselle	746,972	(3)	6.6%
Ted P. Stokely	748,972	(2)(3)	6.6%
Martin L. White	747,972	(2)(3)	6.6%
All Directors and Executive Officers as a group (8 persons)	8,893,225	(4)(5)(6)(7)	78.1%

(1)	Percentage is based upon 11,390,272 shares outstanding as of March 19, 2004.
(2)	Each of Messrs. Butler, Stokely, White and Earl D. Cecil, a director until February 29, 2004, have options to purchase shares of Common Stock of ARI which are exercisable within 60 days of March 19, 2004.
(3)	Includes 746,972 shares owned by TCI, over which the members of the Board of Directors of ARI may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. The members of the Board of Directors of ARI disclaim beneficial ownership of such shares.
(4)	Includes 746,972 shares owned by TCI, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.
(5)	Includes 6,703,045 shares owned by BCM, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares.
(6)	Includes 1,437,208 shares owned by PIAMI, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of ARI disclaim beneficial ownership of such shares.
(7)	Includes 6,000 shares which may be acquired by the Directors of ARI pursuant to stock option plans.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

Article ELEVENTH of ARI’s Articles of Incorporation provides that ARI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of ARI, (2) any director, officer or employee of the advisor, (3) the advisor or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by ARI’s Board of Directors or the appropriate committee thereof and (b) ARI’s Board of Directors or committee thereof determines that such contract or transaction is fair to ARI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of ARI entitled to vote thereon.

Article ELEVENTH defines an “Independent Director” (for purposes of that Article) as one who is neither an officer or employee of ARI, nor a director, officer or employee of ARI’s advisor. This definition predates ARI’s director independence guidelines adopted in February 2004.

ARI’s policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to ARI. Management believes that, to date, such transactions have represented the best investments available at the time and that they were at least as advantageous to ARI as other investments that could have been obtained.

ARI may enter into future transactions with entities the officers, directors or stockholders of which are also officers, Directors or stockholders of ARI, if such transactions would be beneficial to the operations of ARI and consistent with ARI’s then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

ARI does not prohibit its officers, Directors, stockholders or related parties from engaging in business activities of the types conducted by ARI.

Certain Business Relationships

Prime, ARI’s advisor, is a company for which Messrs. Branigan, Corna and Kimbrough serve as executive officers. Prime is a company indirectly owned by Gene E. Phillips and a trust established for the benefit of the children of Gene E. Phillips.

The executive officers of ARI, also serve as executive officers of IORI and TCI, and owe fiduciary duties to each of those entities as well as to Prime under applicable law. TCI has the same relationship with Prime as does ARI.

Effective July 1, 2003, PAMI became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (79%) and Syntek West, (21%). Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

ARI contracts with affiliates of BCM for property management services. Currently, Triad, an affiliate, and Carmel provide such property management services. The general partner of Triad is BCM. The limited partner of Triad is Highland, a related party. Triad subcontracts the property-level management of 47 of ARI’s commercial properties (office buildings, shopping centers and a merchandise mart) to Regis I, a related party. Regis I also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement. Regis Hotel I, LLC manages ARI’s 12 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company owned by First Equity Properties, Inc., which is a company affiliated with BCM. See ITEM 2. “PROPERTIES—Investments in Real Estate Companies and Real Estate Partnerships.”

At December 31, 2003, ARI owned approximately 80.0% of TCI’s outstanding common stock and approximately 19.2% of IORI’s outstanding common stock, through its interest in TCI.

Related Party Transactions

Historically, ARI, TCI, IORI, BCM and Prime have each engaged in, and may continue to engage in, business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to ARI as could have been obtained from unrelated parties.

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

In 2003, ARI paid the advisors, their affiliates and a related party $9.3 million in advisory fees, $1.3 million in loan arrangements, $371,000 in property acquisition fees, $6.2 million in real estate brokerage commissions and $4.1 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM and Prime. In addition, as provided in the Advisory Agreement, the advisors received cost reimbursements of $5.2 million. Also in 2003, ARI paid an additional $3.1 million to BCM in a one-time reimbursement of legal fees.

Partnership Transactions

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI’s Common Stock is 90% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the outstanding Class A units as follows: December 31, 2005, 1,625,000 units; and December 31, 2006, 8,563,750 units.

Advances and Loans

From time-to-time, ARI and its affiliates have made advances to each other, which have not had specific repayment terms, do not bear interest, are unsecured and have been reflected in ARI’s financial statements as other assets or other liabilities. At December 31, 2003, after accounting for affiliate purchases and sales, amounts still owed by ARI were $627,000 and $1.2 million to IORI and Regis and amounts owed to ARI were $2.0 million, $4.4 million and $1.7 million by BCM, Prime and Regis, respectively. ARI also owes $1.4 million to affiliates related to cash received upon the sale of apartments to Metra.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf. The interest rate was changed to 2% over the prime rate, currently 6.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. All principal and accrued interest are due at maturity.

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001. In December 2003, the note was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Unified Housing of Harvest Hill, LLC (“Harvest Hill”); $1.4 million from Unified Housing of Harvest Hill I, LLC (“Harvest Hill I”); and $2.1 million from Unified Housing of Harvest Hill III, LLC (“Harvest Hill III”), related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In December 2000, an unsecured loan with a remaining principal balance of $1.8 million to Warwick of Summit, Inc. (“Warwick”) matured. The loan was made to provide funds to purchase, renovate and expand a shopping center property in Warwick, Rhode Island. All principal and interest were due at maturity. In February 2002, $275,000 of interest was received. In March 2003, $27,000 of principal and $223,000 of interest was received. In April 2003, $149,000 of principal and $26,000 of interest was received. In July 2003, $10,000 of interest was received. Richard D. Morgan, a Warwick shareholder, served as a director of ARI until October 2001. In December 2003, the note was sold to Prime for $1.8 million, to reduce ARI’s affiliate debt.

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. (“Bordeaux”), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, was secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI in payment of the note. ARI recorded real estate assets of $8.8 million and assumed $7.2 million of mortgage debt and other liabilities on the shopping center and the undeveloped land. No gain or loss was recorded on this transaction. In December 2003, the shopping center was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003 and are guaranteed by Regis I. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation (“One Realco”). A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from

BCM (see NOTE 1. “BASIS OF PRESENTATION”). In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2% over the prime rate, currently 6.0%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in day-to-day operations or management of One Realco.

In June 2002, ARI converted $4.5 million of its receivable from BCM to a recourse note receivable. This transaction was to provide ARI with additional security over that provided by an unsecured receivable. The note bore interest at 10.0% per annum, matured in March 2004 and required quarterly payments of principal and accrued interest, beginning in December 2002. In December 2003, ARI received 92,052 shares of TCI common stock in payment of the note and accrued interest.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2003, ARI owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003, ARI owned 19.2% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

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

In October 2003, ARI borrowed $1.6 million from IORI, which was then advanced to the Class A Limited Partners of Encino Executive Plaza, Ltd. The loan bore interest at 2.0% per annum and matures in June 2006. All principal and interest are due at maturity. Effective January 1, 2004, the interest rate was changed to 5.49%.

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

Property Transactions

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. The business purpose of the transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management classified this related party transaction as a note payable to IORI. After IORI sold the Rosedale Towers Office Building to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. In August 2003, ARI repaid the remaining principal and accrued interest.

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

In April 2002, TCI purchased all of the general and limited partnership interests in Garden Foxwood, L.P. (“Foxwood”) from ARI for $1.1 million. The purchase price was determined based upon the market value of the property, using a market rate multiplie of net operating income. Foxwood owns the Foxwood Apartments. The business purpose of this transaction was for TCI to make an equity investment in Foxwood, anticipating a favorable return, and to reduce ARI’s affiliate debt. ARI has guaranteed that the asset will produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset fails to produce the 12% return, ARI will pay TCI any shortfall. In addition, if the asset fails to produce the 12% for a calendar year, TCI may require ARI to repurchase the interests in Foxwood for the purchase price. The business purpose of the transaction was for TCI to make an equity investment in Foxwood, anticipating a profitable return, and to reduce ARI’s affiliate debt. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI. Management classified this related party transaction as a note payable.

In April 2002, TCI purchased all of the general and limited partnership interest in Garden Confederate Point, L.P. (“Confederate Point”) from ARI for $1.9 million. The purchase price was determined based on the market value of the property exchanged using a market rate multiple of net operating income. Confederate Point owned the Confederate Point Apartments. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return for a calendar year, TCI could require ARI to repurchase the interests in Confederate Point for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point anticipating a profitable return and to reduce ARI’s payable to BCM. Management classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI. In November 2003, the Confederate Point apartments were sold to an unrelated buyer. ARI repaid $2.0 million in principal and accrued interest.

In April 2002, TCI purchased 100% of the common shares of ARI One Hickory Corporation (“One Hickory”), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based on the market values of the property exchanged, using a market rate multiple of net operating income. One Hickory owned the One Hickory Centre Office Building (“One Hickory Centre”). ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12% return for a calendar year, TCI could require ARI to repurchase the interests in One Hickory for the purchase price. The business purpose for the transaction was for TCI to make an equity investment in One Hickory anticipating a profitable return and to reduce ARI’s payable to BCM. Management classified this related party transaction as a note payable to TCI. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI. In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money wrap-around financing of $12.0 million. These additional transactions discharged the 2002 financing from TCI.

In April 2002, TCI purchased all of the general and limited partnership interests in Garden Woodsong, L.P. (“Woodsong”) from ARI for $2.5 million. The purchase price was determined based upon the market value of the property, using a market rate multiplie of net operating income. Woodsong owned the Woodsong Apartments. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI’s affiliate debt. ARI guaranteed that the asset would produce at least a 12% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12% for a calendar year, TCI could require ARI to repurchase the interests in Woodsong for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Woodsong, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable. TCI sold the Woodsong Apartments in July 2002.

In June 2002, TCI purchased Centura Tower, Ltd. partnership, which owns the Centura Tower Office Building, from ARI for $50.0 million. See NOTE 2. “REAL ESTATE.” The purchase price for the Centura Tower was determined based on appraised value and replacement cost. The business purpose of the transaction was for TCI to acquire a Class A office building with significant upside potential anticipating a profitable return and for ARI to satisfy debt.

In June 2002, TCI purchased five parcels of unimproved land from ARI for $30.0 million: the Hollywood Casino, Marine Creek, Mason Park, Nashville and Monterrey land parcels. See NOTE 2. “REAL ESTATE.” The purchase price of the Hollywood Casino land was determined based on an appraised value of $9.10 per square foot. The business purpose of the transaction was for TCI to consolidate its holdings within the Mercer Crossing development. The purchase price for the Marine Creek, Mason Park, Nashville and Monterrey land parcels was determined based on appraised rates. The business purpose of the transaction was for TCI to develop apartments on these four tracts of land and for ARI to satisfy debt. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt assumed by TCI.

In June 2002, ARI purchased all the general and limited partnership interests in Chalet North, L.P. (“Chalet North”) from BCM for $3.0 million. Chalet North owns the Pinecrest Apartments. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.4 million. ARI’s receivable from BCM was reduced by $1.6 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. In June 2003, ARI sold the Pinecrest Apartments to an unrelated party. ARI received $1.1 million cash and recognized a $304,000 loss on the sale.

In June 2002, ARI purchased the Tiberon Trails Apartments (“Tiberon”) from BCM for $12.3 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $6.4 million. ARI’s receivable from BCM was reduced by $5.9 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. In March 2004, ARI sold Tiberon (see NOTE 25. “SUBSEQUENT EVENTS.”) In December 2003, ARI recognized a writedown of $2.0 million to reduce the value of Tiberon to its net realizable value.

In June 2002, ARI purchased the Alta Mesa Shopping Center (“Alta Mesa”) from BCM for $3.8 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $1.8 million. ARI’s receivable from BCM was reduced by $2.0 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. In October 2002, ARI sold Alta Mesa to an unrelated buyer (See NOTE 2. “REAL ESTATE”).

On June 30, 2002, ARI obtained 71.4% interest in RAK from BCM for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI’s receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK’s assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK’s net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction. On June 30, 2003, ARI sold its 71.4% interest in RAK to Realty Advisors for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10% interest on the $6.0 million price paid by ARI to purchase the 71.4% interest in RAK in 2002.

In December 2002, ARI sold the Lakeshore Villas Apartments to Housing for Seniors of Humble, LLC (“Humble”), a related party, for $22.0 million, paying $764,000 after payment of closing costs and debt paydown and providing purchase money financing of $8.4 million. One note had a principal amount of $2.0 million. The note was unsecured, and was guaranteed by Unified Housing Foundation, Inc. (“Unified”), a related party. The second note had a principal amount of $6.4 million, and was secured by a pledge by Unified of 100% of the Member Interest in Humble. Both notes bore interest at 11.5% per annum, matured in December 2009 and required quarterly payments beginning in March 2003. Richard W. Humphrey, a Director of ARI until July 2003, is the President of Humble and the President and Treasurer of Unified. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified. In December 2003, both notes were sold to IORI for $8.4 million, plus accrued interest, to reduce ARI’s affiliate debt.

In December 2002, TCI purchased the NLP/CH, Ltd. partnership, which owns the Centura Holdings, Clark and Woolley land parcels, from ARI for $13.3 million. See NOTE 2. “REAL ESTATE.” The purchase price was determined based on an appraised rate of $34.89 per share foot. The business purpose of the transaction was for TCI to construct apartments on the land and for ARI to satisfy debt.

In January 2003, ARI’s Board of Directors approved the payment to BCM of a 6% construction management fee on all construction projects in process at December 31, 2002, to be applied to all labor and materials costs incurred to date on each project. The resulting calculation of $1.9 million was treated as an increase in the affiliate payable balance to BCM.

During 2002, ARI’s Board of Directors authorized ARI’s Chief Financial Officer to advance funds either to or from ARI, through BCM, in an amount up to $10.0 million and, subsequent to that, authorized ARI’s Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

In June 2002, BCM partially repaid its affiliate payable to ARI by transferring Alta Mesa Shopping Center, Pinecrest Apartments, Tiberon Trails Apartments and Realty Advisors Korea, Ltd. to ARI.

During 2002, ARI’s payable to BCM was increased by advisory fees, reimbursable expenses and insurance reimbursements of $549,000, $517,000 and $435,000, respectively.

During 2002, ARI made payments on BCM’s and TCI’s behalf of $2.2 million and $2.8 million, respectively, while BCM made payments on ARI’s behalf of $4.1 million.

In November 2002, ARI sold its note receivable from the sale of leasehold interest in oil and gas mineral development properties to 10300 Gaywood Trust for a reduction of the affiliate payable to BCM in the amount of $1.3 million.

In July 2002, ARI sold Garden Woodsong to an unrelated party. The proceeds of $2.8 million increased ARI’s affiliate payable to TCI.

In December 2002, ARI sold the Rosedale Towers to an unrelated party. The proceeds of $3.5 million increased ARI’s affiliate payable with IORI.

In March 2003, TCI purchased the Bridgeview Plaza and Cullman shopping centers from ARI for $8.7 million and $2.0 million, respectively, to satisfy debt. The purchase price was determined using a market rate multiple of net operating income. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping center.

In October 2003, ARI purchased the Travelers land from IORI for $25.0 million, paying $1.9 million in cash and giving a wrap note payable to IORI for $22.8 million. The note bears interest at 5.49%, requires monthly payments sufficient to pay the installments due on the underlying debt and matures in October 2006. The principal is due at maturity.

In May 2003, ARI sold its Solco-Valley Ranch land parcel. The proceeds of the sale were received by BCM. The funds were used to reduce ARI’s affiliate debt by $2.0 million. (See NOTE 2. “REAL ESTATE.”)

In June 2003, ARI received funds of $757,000 from an affiliate reducing the affiliate receivable. The funds paid down a note secured by undeveloped land in Harris County, Texas.

In September 2003, ARI sold its Palm Desert land parcel. The proceeds of the sale were received by an affiliate. The funds were used to reduce ARI’s affiliate debt by $2.6 million. (See NOTE 2. “REAL ESTATE.”)

In November 2003, ARI sold its Scout land parcel for $2.8 million, receiving $485,000 in cash after paying closing costs and providing purchase money financing of $2.1 million. The note bore interest at 6.25% per annum, required monthly payments of accrued interest beginning in December 2003 and matured in November 2006. All principal and accrued but unpaid interest were due at maturity. In December 2003, the note was sold to Realty Advisors, a related party, for $2.1 million, plus accrued interest, to reduce ARI’s affiliate debt.

In December 2003, ARI sold the Marquis at Vista Ridge Apartments to Housing for Seniors of Lewisville, LLC (“Lewisville,”) a related party, for $17.7 million, receiving $2.2 million in cash after debt assumption. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, the sole member of Lewisville.

In December 2003, ARI sold Treehouse Apartments and Parkway Centre to IORI for $11.5 million, including the assumption of debt. This transaction was used to reduce ARI’s affiliate debt by $4.8 million. (See NOTE 2. “REAL ESTATE.”)

In December 2003, ARI sold Eagle Crest land to IORI for $4.0 million. This transaction was used to reduce ARI’s affiliate debt by $4.0 million. (See NOTE 2. “REAL ESTATE.”)

In December 2003, ARI’s Board of Directors approved the payment to Regis of a six percent (6%) construction management fee on all construction projects in process at December 31, 2003, to be applied to all construction costs incurred during 2003 on each project. The resulting calculation of $4.1 million was treated as a reduction in the affiliate receivable balance from Prime.

In December 2003, ARI sold seven properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. ARI sold 39.3 acres of Pioneer Crossing land for $3.9 million, 10.7 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge Apartments for $19.0 million, the Cliffs of El Dorado Apartments for $13.4 million, the Limestone Canyon Apartments for $18.0 million, the Sendero Ridge Apartments for $29.4 million, and Tivoli Apartments for $16.1 million. All of the transactions include the assumption of debt and notes receivable to ARI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of ARI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to ARI and ARI having continued involvement and control of these entities, these transactions will not be recorded as sales. Instead, these transactions will be accounted for on the deposit method and the properties and corresponding debt will continue to be consolidated by ARI. All of these transactions were approved by ARI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. Management is seeking lender approval on the transfer of the notes associated with these property transactions.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARI for the years 2003 and 2002 by ARI’s principal accounting firm, BDO Seidman, LLP:

Type of Fees	2003		2002
Audit Fees	$596,155	(1)	$352,568
Audit Related Fees	—		—
Tax Fees(2)	210,422		214,150
All Other Fees	13,605	(3)	137,923	(4)

Total Fees	$820,182		$704,641

(1)	Includes $219,524 paid by TCI.
(2)	Tax fees include fees for tax planning, tax consultation, return preparation, and review of tax returns. Fees for 2003 include $61,093 paid by TCI
(3)	All other fees for 2003 are related to ARI Form 8-K ($750), ARI’s tender offer for the common shares of TCI and IORI ($3,735), and for training ($9,120).
(4)	All other fees for 2002 are related to ARI’s tender offer for the common shares of TCI and IORI ($119,623), debt analysis ($12,300) and other activities ($6,000).

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to preapprove the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the

Audit Committee has adopted a preapproval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be preapproved. Consistent with the SEC rules establishing two different approaches to preapproving non-prohibited services, the Policy of the Audit Committee covers preapproval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally preapproved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to preapprove services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

Except for the fees of $9,120 in 2003 for training, all the fees for 2003 and 2002 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report:

1.    Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2003 and 2002

Consolidated Statements of Operations—Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.     Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

(b)    Reports on Form 8-K:

A Current Report on Form 8-K, dated October 1, 2003, was filed with respect to Item 5. “Other Events” and Item 7. “Financial Statements and Exhibits,” which reports the assignment of ARI’s Advisory Agreement with Prime Income Asset Management, Inc. to Prime Income Asset Management, LLC, effective October 1, 2003.

A Current Report on Form 8-K, dated October 17, 2003, was filed with respect to the Item 5. “Other Events,” which reports the appellate judgment in favor of ARI in the Matisse litigation.

(c)    Exhibits.

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
3.1

Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2

Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3

Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4

Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1

Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2

Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3

Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1

Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2

Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

21.1	Subsidiaries of the Registrant, filed herewith.

31.1	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2004

AMERICAN REALTY INVESTORS, INC.

By:	/s/ RONALD E. KIMBROUGH
Ronald E. Kimbrough Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	April 16, 2004

/S/ HENRY A. BUTLER Henry A. Butler	Director	April 16, 2004

/S/ SHARON HUNT Sharon Hunt	Director	April 16, 2004

/S/ TED R. MUNSELLE Ted R. Munselle	Director	April 16, 2004

/S/ MARTIN L. WHITE Martin L. White	Director	April 16, 2004

/S/ RONALD E. KIMBROUGH Ronald E. Kimbrough	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	April 16, 2004

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2003

3.1

Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2

Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3

Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4

Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1

Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2

Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3

Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.1

Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2

Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

21.1	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.