Form 10-Q
period 2004-03-31
AMERICAN REALTY INVESTORS INC
filed 2004-05-17
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,618,600
(Class)	(Outstanding at May 12, 2004)*

*	Does not include 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

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

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$1,056,860	$1,015,385
Less—accumulated depreciation	(178,587)	(173,453)

	878,273	841,932

Real estate held for sale	164,118	212,104

Notes and interest receivable
Performing ($37,083 in 2004 and $37,697 in 2003 from affiliates)	66,650	64,296
Nonperforming	10,932	10,932

	77,582	75,228
Less—allowance for estimated losses	(4,633)	(4,633)

	72,949	70,595

Pizza parlor equipment	12,688	12,237
Less—accumulated depreciation	(5,684)	(5,385)

	7,004	6,852

Marketable equity securities, at market value	5,772	5,020
Cash and cash equivalents	8,150	9,543
Investments in equity investees	5,628	4,987
Goodwill, net of accumulated amortization ($1,763 in 2004 and 2003)	11,858	11,858
Other intangibles, net of accumulated amortization ($834 in 2004 and $822 in 2003)	1,517	1,529
Other assets ($13,730 in 2004 and $8,098 in 2003 from affiliate)	74,964	75,761

	$1,230,233	$1,240,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	March 31, 2004	December 31, 2003
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($36,611 in 2004 and $34,775 in 2003 to affiliates)	$857,821	$886,615
Liabilities related to assets held for sale	120,153	100,154
Margin borrowings	20,747	21,194
Accounts payable and other liabilities ($2,795 in 2004 and $2,934 in 2003 to affiliates)	92,881	96,360

	1,091,602	1,104,323

Minority interest	59,804	60,178

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 3,475,370 shares in 2004 and 3,225,370 shares in 2003 (liquidation preference $32,254), including 900,000 shares in 2004 and 2003 held by subsidiaries	5,151	4,651
Series E, 50,000 shares in 2004 and 2003 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 shares in 2004 and 2003	114	114
Paid-in capital	93,814	92,464
Treasury stock, at cost, 752,072 shares in 2004 and 746,972 shares in 2003	(9,966)	(9,924)
Accumulated deficit	(10,981)	(11,826)
Accumulated other comprehensive income	595	101

	78,827	75,680

	$1,230,233	$1,240,181

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share)
Property revenue
Rents ($321 in 2004 and $447 in 2003 from affiliates)	$49,273	$18,117
Property operations expenses ($900 in 2004 and $213 in 2003 to affiliates)	32,958	13,812

Operating income	16,315	4,305

Land operations
Sales	30,194	8,785
Cost of sales	21,283	8,711
Deferral of gains on current period sales	5,159	—
Recognition of previously deferred gains	—	19,897

Gain on land sales	3,752	19,971

Pizza parlor operations
Sales	8,169	7,867
Cost of sales	6,213	6,407

Gross margin	1,956	1,460

Income from operations	22,023	25,736

Other income (loss)
Interest income ($688 in 2004 and $890 in 2003 from affiliates)	1,049	2,230
Equity in loss of investees	(145)	(4,339)
Other	627	8

	1,531	(2,101)

Other expenses
Interest ($642 in 2004 and $520 in 2003 to affiliates)	19,675	9,531
Depreciation and amortization	7,864	1,982
Discount on sale of notes receivable	398	1,558
General and administrative ($857 in 2004 and $972 in 2003 to affiliates)	4,634	3,308
Advisory fee to affiliate	2,852	2,028
Net income fee to affiliate	79	452
Incentive fee to affiliate	—	261
Minority interest	1,184	550

	36,686	19,670

Net income (loss) from continuing operations	(13,132)	3,965

Discontinued operations:
Income (loss) from operations	(740)	213
Gain on sale of real estate	13,934	3,013
Equity in gain on sale of real estate by equity investees	783	—

Net income from discontinued operations	13,977	3,226

Net income	845	7,191
Preferred dividend requirement	(650)	(588)

Net income applicable to Common shares	$195	$6,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share)
Basic earnings per share
Net income (loss) from continuing operations	$(1.29)	$.30
Discontinued operations	1.31	.28

Net income applicable to Common shares	$.02	$.58

Diluted earnings per share
Net income (loss) from continuing operations	$(1.29)	$.23
Discontinued operations	1.31	.22

Net income applicable to Common shares	$.02	$.45

Weighted average Common shares used in computing earnings per share:
Basic	10,644,666	11,375,127
Diluted	10,644,666	14,522,530

Convertible Preferred Stock (2,575,370 shares) and options to purchase 101,250 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004, because the effect of their inclusion would be antidilutive.

Options to purchase 105,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2003, because of the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended March 31, 2004

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	(dollars in thousands, except per share)
Balance, January 1, 2004	$4,651	$100	$114	$92,464	$(9,924)	$(11,826)	$101	$75,680

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	—	97	97
Unrealized gain on marketable securities	—	—	—	—	—	—	397	397
Net income	—	—	—	—	—	845	—	845

								1,339

Repurchase of Common Stock	—	—	—	—	(42)	—	—	(42)

Issuance of Preferred Stock	500	—	—	2,000	—	—	—	2,500

Preferred dividends
Series A Preferred Stock ($.25 per share)	—	—	—	(642)	—	—	—	(642)
Series E Preferred Stock ($.15 per share)	—	—	—	(8)	—	—	—	(8)

Balance, March 31, 2004	$5,151	$100	$114	$93,814	$(9,966)	$(10,981)	$595	$78,827

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Cash Flows From Operating Activities
Net income	$845	$7,191
Reconciliation of net income to net cash provided by (used in) operating activities
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on sale of land and real estate	(18,469)	(22,984)
Depreciation and amortization	8,232	2,566
Amortization of deferred borrowing costs	1,832	1,105
Discount on sale of notes receivable	398	1,558
Equity in loss of investees	145	4,339
(Increase) decrease in accrued interest receivable	1,496	(1,099)
(Increase) decrease in other assets	3,994	(1,271)
Increase (decrease) in accrued interest payable	(625)	766
Increase (decrease) in accounts payable and other liabilities	9,300	(437)
Increase (decrease) in minority interest	324	(32)

Net cash provided by (used in) operating activities	7,472	(8,298)

Cash Flows From Investing Activities
Collections on notes receivable	39	9,304
Proceeds from sale of notes receivable	6,227	26,346
Acquisition of real estate	(19,943)	—
Pizza parlor equipment purchased	(467)	(767)
Proceeds from sale of real estate	64,442	27,172
Notes receivable funded	(65)	—
Earnest money/escrow deposits	(2,325)	(34)
Investment in real estate entities, net of cash acquired	—	(22,417)
Short-term advances funded	—	(24,723)
Real estate improvements	(55,836)	(1,308)
Purchase of marketable securities	(321)	—
Distribution from equity investees	4	—

Net cash (used in) provided by investing activities	(8,245)	13,573

Cash Flows From Financing Activities
Proceeds from notes payable	129,181	42,494
Payments on notes payable	(126,661)	(37,912)
Deferred borrowing costs	(2,934)	(1,555)
Net advances from (payments to) affiliates	933	(7,413)
Repurchase of Common Stock	(42)	—
Margin borrowings (payments), net	(447)	—
Preferred dividends paid	(650)	(581)

Net cash used in financing activities	(620)	(4,967)

Net increase (decrease) in cash and cash equivalents	(1,393)	308

Cash and cash equivalents, beginning of period	9,543	8,432

Cash and cash equivalents, end of period	$8,150	$8,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$17,652	$9,610

Schedule of noncash investing and financing
Notes payable assumed by buyer on sale of real estate	$9,014	$3,439
Notes receivable from sale of real estate	10,448	19,178
Disposal of property to satisfy debt	—	8,050
Issuance of Preferred Stock	2,500	—
Note payable paid by affiliate	10,823	—
Refinancing proceeds received by affiliate	10,962	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2003 have been reclassified to conform to the 2004 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI.

Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

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

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At March 31, 2004, ARI and TCI have the same advisor and Board of Directors. One Director of ARI (Ted Stokely) also serves as a Director of IORI.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2003 and March 31, 2004, ARI subsidiaries owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003 and March 31, 2004, ARI subsidiaries owned 19.2% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARI and TCI. PAMI is owned by Realty Advisors, Inc. (“Realty Advisors”) (79%) and Syntek West, Inc. (“Syntek West”) (21%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

The following pro forma information reflects the results of operations for ARI as though the consolidation of TCI’s operations had begun on January 1 of 2003.

Three Months Ended March 31, 2003
Revenue, as reported	$34,769
Revenue, pro forma	59,230

Net income, as reported	7,191
Net income, pro forma	6,258

Earnings per share:
Basic, as reported	$.58
Basic, pro forma	$.53

Diluted, as reported	$.45
Diluted, pro forma	$.41

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

	Three Months Ended March 31,
	2004	2003
Net income applicable to common shares, as reported	$195	$6,603

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	22	19

Pro forma net income applicable to common shares	$173	$6,584

Earnings per share:
Basic, as reported	$.02	$.58
Basic, pro forma	$.02	$.58

Diluted, as reported	$.02	$.45
Diluted, pro forma	$.02	$.45

NOTE 2. REAL ESTATE

In 2004, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444	5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729	5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687	5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791	5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316	5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779	5.78		06/45
Land
Lubbock land	Lubbock, TX	2.9 Acres	224	224	—	—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900	5.00	(2)	01/06
Railroad land	Dallas, TX	.3 Acres	708	704	—	—		—

Second Quarter
Apartments
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966	—		—

Land
Rogers land (1)	Rogers, AR	20.1 Acres	1,390	506	1,130	10.50		04/05

(1)	Land purchased for apartment construction.
(2)	Variable interest rate.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2003, ARI purchased the following property:

Property	Location	Units	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate	Maturity Date
First Quarter
Apartments
Capitol Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289	5.50%	10/44

(1)	Land purchased for apartment construction.

In 2004, ARI sold the following property:

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618	$6,189	(1)	$48

Shopping Centers
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,407	22,800		6,807
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808	5,358		3,682

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		7,915	(2)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248	200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—

Industrial Warehouse
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)	1,157	(3)

Shopping Center
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)	521	(3)

Second Quarter
Office Building
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667	3,750		740

(1)	Debt assumed by purchaser.
(2)	Includes deferred gain of $5.2 million. A portion of the land was sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Property sold to BCM, a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Gain deferred until sale to unrelated party. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2003, ARI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
First Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—	$291		$174
Georgetown	Panama City, FL	44 Units	1,175	323	789	(2)	72
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806	2,784		915
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361	2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—	2,360		697

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	8,700	—	—		8,700	(1)
Cullman	Cullman, AL	92,466 Sq. Ft.	2,000	—	2,650	(2)	1,118	(1)

Land
Katrina	Palm Desert, CA	89.3 Acres	8,550	(410)	2,800		(40)
Nashville	Nashville, TN	8.8 Acres	235	(11)	217		114

Hotel
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258	4,209	(2)	(31	)(3)

(1)	Sold to TCI to satisfy debt. Gain deferred until sale to unrelated party.
(2)	Debt assumed by purchaser.
(3)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.

At March 31, 2004, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
288 City Park	Houston, TX	240 Units	$4,748	$11,939	$15,005
Blue Lake Villas II	Waxahachie, TX	70 Units	407	4,264	4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	8,423	12,162	15,500
Breakwater Bay	Beaumont, TX	176 Units	7,701	2,765	9,545
Bridges on Kinsey	Tyler, TX	232 Untis	1,643	14,437	14,477
Capitol Hill	Little Rock, AR	156 Units	9,029	1,550	9,500
Dakota Arms	Lubbock, TX	208 Units	1,930	12,007	12,549
Kingsland Ranch	Houston, TX	398 Units	21,925	3,729	23,000
Lake Forest	Houston, TX	240 Units	3,230	11,207	12,815
Vistas at Pinnacle Park	Dallas, TX	322 Units	17,529	3,652	19,149
Vistas of Vance Jackson	San Antonio, TX	240 Units	3,044	15,058	16,056

For the three months ended March 31, 2004, ARI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas and the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas.

NOTE 3. NOTES RECEIVABLE

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In March 2004, ARI sold 492.5 acres in Collin County, Texas to a third party for $20.0 million. ARI provided $7.2 million of the purchase price as seller financing for a portion of the land on a contingent basis. The note bears interest at 7.0% and matures in September 2004. The buyer has the option to convey the contingent land back to ARI for cancellation of the note. The purchaser also has the option to extend the note to December 2004 with a $1.1 million extension payment prior to the maturity date.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bears interest at a fixed rate of 5% and requires all interest and principal payments be paid at maturity on December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. Current negotiations are ongoing to extend the loan or collect payment.

In July 2003, an unsecured loan of $22,000 was made to an individual. The note bears interest at a fixed rate of 12% and requires all interest and principal payments be paid at maturity in January 2004. This note, including accrued and unpaid interest, was paid in full in March 2004.

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bears interest at a variable rate, currently 9.0% per annum, requires monthly interest only payments and matured in January 2003. As of September 2003, ARI has funded a total of $4.3 million and the note is classified as nonperforming. The collateral used to secure ARI’s second lien was seized by the first lien holder. On March 11, 2004, ARI agreed to accept an assignment of claims in litigation as security for the note. ARI is also working on securing additional collateral for this note and restructuring the terms of the note but a new agreement has not been reached. The current agreement requires interest to accrue at the default rate of 18.0%.

In March 2002, ARI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 6.0% per annum, requires monthly interest only payments of $14,667 and matures in March 2007. As of March 2004, ARI funded $354,000 of the additional line of credit.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum and requires monthly interest only payments, and matures in June 2005. As of March 2004, ARI has funded $300,000 of the line of credit.

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

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum, beginning in February 2000 and required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer’s general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In April 2004, a demand letter was sent to the debtor.

Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2.0% over the prime rate, currently at 6.0%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI, is a 10% shareholder of One Realco. Mr. Kimbrough does not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The note bears interest at 2.0% over the prime rate, currently 6.0%, and matures in April 2005.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The note bears interest at 2.0% over prime rate, currently 6.0%, and matures in April 2005.

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

Real estate entities. Before 2003, ARI’s investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. Prime, ARI’s advisor after June 30, 2003, serves as advisor to TCI.

Through March 31, 2003, ARI accounted for its investment in IORI and TCI and the joint venture partnerships using the equity method. ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003. See NOTE 1. “BASIS OF PRESENTATION.”

ARI’s investment in real estate entities, accounted for using the equity method, at March 31, 2004, was as follows:

Investee	Percentage of ARI’s Ownership at March 31, 2004	Carrying Value of Investment at March 31, 2004	Market Value of Investment at March 31, 2004
IORI	19.2%	$5,062	$5,376
Other		566

		$5,628

Set forth below are summarized results of operations of equity investees for the three months ended March 31, 2004:

2004
Revenues	$2,914
Property operating expenses	(2,064)
Depreciation	(347)
Interest	(1,097)

Loss before gain on sale of real estate	(594)
Gain on sale of real estate	3,257

Net income	$2,663

ARI’s share of equity investees’ loss before gains on the sale of discontinued operations was $145,000 for the three months ended March 31, 2004. ARI’s share of equity investees’ gain on sale of real estate was $783,000 for the three months ended March 31, 2004.

ARI’s cash flow from IORI is dependent on the ability of IORI to make distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. Trading and available-for-sale portfolio securities are carried at market value. In the first quarter of 2004, ARI purchased $321,000 of marketable securities. No securities were sold. At March 31, 2004, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $34,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations. Also at March 31, 2004, ARI

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

recorded an unrealized increase in the market value of its available-for-sale portfolio securities of $397,000. Unrealized gains and losses on available-for-sale portfolio securities are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

NOTE 6. NOTES PAYABLE

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. ARI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

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

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq.Ft./Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)		Interest Rate		Maturity Date
Hotel
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(3)	7.00	%(1)	03/05

Office Building
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06

Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	11/04
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	18		6.00		02/07
Marine Creek (2)	Ft. Worth, TX	54.0 Acres	1,286	991	192		5.75		06/05

(1)	Variable interest rate
(2)	Construction loan for apartment construction.
(3)	Cash of $11.0 million was received by an affiliate, increasing ARI’s affiliate receivable.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
First Quarter
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000	$1,551	$2,885		10.750%		03/04
Nashville	Nashville,TN	113.8 Acres	6,059	807	4,725		14.000		03/04
Vineyards II	Tarrant County, TX	18.6 Acres	3,280	3,750	(583)		6.750	(1)	02/06

Apartments
Arlington Place	Pasadena, TX	230 Units	1,500	—	—	(2)	5.000		05/03	(3)

(1)	Variable interest rate.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 5.0% to 24.0%. Margin borrowing totaled $20.7 million at March 31, 2004.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bore interest at 1.0% over the prime rate, currently 5.0% per annum, required monthly payments of interest only and matured in October 2003. The loan is callable upon 60 days prior notice, and is secured by 250,000 shares of ARI Common Stock held by BCM, ARI’s advisor. In October 2003, the maturity date was extended to December 2003. In February 2004, ARI paid $450,000 in principal, and the maturity date was extended to January 2005. At April 2004, the remaining balance is $338,000.

NOTE 8. RELATED PARTY TRANSACTIONS

In January 2004, ARI issued 200,000 shares of Series A 10% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime.

In February 2004, ARI obtained an unsecured loan of $5.0 million. The proceeds of $5.0 million were received by an affiliate of ARI, increasing ARI’s affiliate receivable.

In February 2004, ARI obtained financing of $7.5 million on the Katy land tract. The funds, along with additional cash of $6.3 million, were sent to an affiliate. Subsequently, the affiliate paid off the existing loan balance on an ARI property.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In March 2004, a related party purchased the loans on ARI’s three Chicago hotels for $10.8 million. This amount increased the affiliate payable balance by $10.8 million.

In March 2003, ARI sold the Bridgeview Plaza and Cullman shopping centers to TCI for $10.7 million to satisfy debt. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping centers.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of March 31, 2004.

	BCM	PRIME	IORI
Balance, December 31, 2003	$1,999	$4,393	$(627)
Cash transfers to affiliates	1	46,216	—
Cash transfers from affiliates	(574)	(47,040)	—
Advance through receipt of refinancing proceeds	—	(10,823)	—
Other additions	—	44,934	367
Other repayments	—	(26,581)	—

Balance, March 31, 2004	$1,426	$11,099	$(260)

Also at March 31, 2004, ARI owed $1.4 million to affiliates related to cash received upon the sale of apartments to Metra.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, equity in gain on sale of real estate by equity investees and other income which totaled $1.3 million for the three months ended March 31, 2004 and $(4.3) million for 2003. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, minority interest, incentive fees, advisory fees, net income fees, and income (loss) from discontinued operations which totaled $9.9 million for the three months ended March 31, 2004 and $7.9 million for 2003. Excluded from operating segment assets are assets of $94.0 million in 2004 and $134.0 million in 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003; Realty Advisors Korea, Ltd. (South Korea), which ARI acquired in 2002 and sold in 2003, and Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three months ended March 31, and segment assets at March 31.

2004	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$18,791	$21,982	$7,982	$156	$8,169	$362	$57,442
Interest income	—	—	—	—	—	1,049	1,049
Operating expenses	10,843	14,608	6,772	954	6,213	(219)	39,171

Operating income (loss)	$7,948	$7,374	$1,210	$(798)	$1,956	$1,630	$19,320

Depreciation	$3,393	$3,251	$880	$—	$328	$12	$7,864
Interest	5,819	7,666	1,486	2,951	386	1,367	19,675
Capital expenditures	1,893	53,503	261	179	467	—	56,303
Assets	293,270	451,587	87,607	209,927	20,906	72,949	1,136,246

	Commercial Properties	Apartments		Land			Total
Property Sales:
Sales price	$47,450	$10,325		$30,194			$87,969
Cost of sale	31,886	10,277		21,283			63,446
Deferred current gain	1,678	—		5,159			6,837

Gain on sale	$13,886	$48		$3,752			$17,686

2003	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$6,524	$6,022	$5,525	$13	$7,867	$33	$25,984
Interest income	—	—	—	—	—	2,230	2,230
Operating expenses	3,670	3,691	4,875	1,570	6,407	6	20,219

Operating income (loss)	$2,854	$2,331	$650	$(1,557)	$1,460	$2,257	$7,995

Depreciation	$633	$418	$482	$—	$446	$3	$1,982
Interest	1,586	2,076	982	4,138	206	543	9,531
Capital expenditures	700	(70)	335	343	767	—	2,075
Assets	411,679	396,262	92,978	238,830	22,033	76,578	1,268,360

		Apartments	Hotels	Land			Total
Property Sales:
Sales price		$14,975	$24,750	$8,785			$48,510
Cost of sale		12,174	24,538	8,711			45,423
Recognized prior deferred gain		—	—	19,897			19,897

Gain on sale		$2,801	$212	$19,971			$22,984

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 10. DISCONTINUED OPERATIONS

For the three months ended March 31, 2004 and 2003, income from discontinued operations relates to 32 properties that ARI sold during 2003 and nine properties that ARI sold during 2004. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2004	2003
Revenue
Rental	$1,874	$6,988
Property operations	1,267	4,241

	607	2,747
Expenses
Interest	979	1,950
Depreciation	368	584

	1,347	2,534

Net income (loss) from discontinued operations	(740)	213
Gain on sale of real estate	13,934	3,013
Equity in gain on sale of real estate by equity investees	783	—

Net income from discontinued operations	$13,977	$3,226

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Liquidity. Management expects that excess cash generated from operations during the remainder of 2004 will not be sufficient to discharge all of ARI’s debt obligations as they mature. Therefore, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. During 2002, Milano Restaurants International, Inc. (“MRI”), a then wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1.1 million at March 31, 2004.

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

On November 15, 2002, ARI commenced a tender offer for the common shares of TCI and IORI not already owned by ARI. The tender offer was completed on March 19, 2003. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares.

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At March 31, 2004, ARI and TCI have the same advisor and Board of Directors. One Director of ARI (Ted Stokely) also serves as a director of IORI.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM executed a promissory note in favor of an ARI subsidiary in the amount of $526,000. After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM. After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in open market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At March 31, 2004, ARI subsidiaries owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At March 31, 2004, TCI owned 24.0% of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

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

Liquidity and Capital Resources

ARI reported net income of $845,000 for the three months ended March 31, 2004, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $8.2 million, gain on sale of real estate of $18.5 million and equity in loss of equity investees of $145,000. Net cash provided by operating activities amounted to $7.5 million for the three months ended March 31, 2004, interest receivable decreased by $1.5 million due to collection of accrued interest receivable, other assets decreased by $4.0 million primarily due to a reduction in escrows, interest payable decreased by $625,000 due to a decreased balance of notes payable and other liabilities increased by $9.3 million primarily due to an increase in deferred gains on property sales.

Net cash used in investing activities of $8.2 million was primarily due to real estate improvements of $55.8 million, acquisitions of real estate of $19.9 million, earnest money deposits of $2.3 million, $321,000 for the purchase of marketable securities and purchases of pizza parlor equipment of $467,000. These outflows for investing activities were offset by the collection of $39,000 on notes receivable, $64.4 million from the sale of real estate and $6.2 million from the sale of notes receivable.

Net cash used in financing activities of $620,000 was comprised of proceeds received from the funding or refinancing of notes payable of $129.2 million and advances from affiliates of $933,000; offset by cash payments of $126.7 million to paydown existing notes payable, $2.9 million for financing costs, net payments on stock loans of $447,000, $42,000 to repurchase common stock, and $650,000 in dividends on Preferred Stock.

In 2004, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444	5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729	5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687	5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791	5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316	5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779	5.78		06/45

Land
Lubbock land	Lubbock, TX	2.9 Acres	224	224	—	—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900	5.00	(2)	01/06
Railroad land	Dallas, TX	.3 Acres	708	704	—	—		—

Second Quarter
Apartments
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966	—		—

Land
Rogers land (1)	Rogers, AR	20.1 Acres	1,390	506	1,130	10.50		04/05

(1)	Land purchased for apartment construction.
(2)	Variable interest rate.

In 2004, ARI sold the following properties:

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618	$6,189	(1)	$48

Shopping Centers
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,407	22,800		6,807
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808	5,358		3,682

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		7,915	(2)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248	200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—

Industrial Warehouse
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)	1,157	(2)

Shopping Center
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)	521	(3)

Second Quarter
Office Building
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,667	3,750		740

(1)	Debt assumed by purchaser.
(2)	Includes deferred gain of $5.2 million. A portion of the land was sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Property sold to BCM, a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Gain deferred until sale to unrelated party. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

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

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq.Ft./Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)		Interest Rate		Maturity Date
Hotel
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(3)	7.00	%(1)	03/05

Office Building
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06
Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	11/04
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	18		6.00		02/07
Marine Creek (2)	Ft. Worth, TX	54.0 Acres	1,286	991	192		5.75		06/05

(1)	Variable interest rate.
(2)	Construction loan for apartment construction.
(3)	Cash of $11.0 million was received by an affiliate, increasing ARI’s affiliate receivable.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio and bear interest rates ranging from 5.0% to 24.0%. Margin borrowing totaled $20.7 million at March 31, 2004.

Management expects that it will be necessary for ARI to sell $60.2 million, $10.5 million and $31.6 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it is not able to extend such debt, ARI intends to sell other of its assets, specifically income producing properties, to pay the debt.

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

Related Party Transactions

In January 2004, ARI issued 200,000 shares of Series A 10% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime.

In February 2004, ARI obtained an unsecured loan of $5.0 million. The proceeds of $5.0 million were received by an affiliate of ARI, increasing ARI’s affiliate receivable.

In February 2004, ARI obtained financing of $7.5 million on the Katy land tract. The funds, along with additional cash of $6.3 million, were sent to an affiliate. Subsequently, the affiliate paid off the existing loan balance on an ARI property.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In March 2004, a related party purchased the loans on ARI’s three Chicago hotels for $10.8 million. This amount increased the affiliate payable balance by $10.8 million.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the three months ended March 31, 2004, ARI reported net income of $845,000, compared to net income of $7.2 million for the three months ended March 31, 2003. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

ARI began consolidating TCI’s operations effective March 31, 2003. The consolidation is the principal factor for the increase during the three months ended March 31, 2004 in the following areas: rents, property operations expense, interest expense, depreciation and amortization, general and administrative expense, advisory fees, and gain on sale of real estate. For these items, 2004 results are also presented without the effect of the consolidation of TCI’s operations.

Rents (dollars in thousands)

	2004		2003
	with TCI	without TCI
Commercial	$18,791	$6,546	$6,524
Apartments	21,982	6,301	6,022
Hotels	7,982	6,503	5,525
Land	156	15	13
Other	362	362	33

	$49,273	$19,727	$18,117

The increase in hotel rents, without the effect of the consolidation of TCI’s operations, was primarily attributable to increased occupancy. Rents are expected to increase in 2004, as a result of completed apartment construction.

Property Operations Expenses (dollars in thousands)

	2004		2003
	With TCI	without TCI
Commercial	$10,843	$3,896	$3,670
Apartments	14,608	5,202	3,691
Hotels	6,772	5,364	4,875
Land	954	576	1,570
Other	(219)	(219)	6

	$32,958	$14,819	$13,812

The increase in apartment operations expense, without the effect of the consolidation of TCI’s operations, was primarily attributable to property replacements. The increase in hotel operations expense was primarily attributable to increased personnel costs and an increase in repairs and replacement expenses. The decrease in land operations expense was primarily attributable to lower property taxes due to land sales. Property operations expense is expected to increase in 2004, as a result of completed apartment construction.

Pizza parlor sales and cost of sales of $8.2 million and $6.2 million, respectively, in the three months ended March 31, 2004, approximated the $7.9 million and $6.4 million in the three months ended March 31, 2003.

Interest income from notes receivable decreased to $1.0 million in the three months ended March 31, 2004 from $2.2 million in 2003, due to the collection of $34.3 million of notes receivable in 2003.

Equity in loss of investees improved to $(145,000) in the three months ended March 31, 2004, from $(4.3) million in 2003. Prior to March 31, 2003, ARI’s equity in loss of investees included equity in TCI’s operations.

Interest Expense (dollars in thousands)

	2004		2003
	with TCI	without TCI
Commercial	$5,819	$2,219	$1,586
Apartments	7,666	2,029	2,076
Hotels	1,486	932	982
Land	2,951	2,373	4,138
MRI	386	386	206
Other	1,367	1,367	543

	$19,675	$9,306	$9,531

The increase in commercial interest expense, without the effect of the consolidation of TCI’s operations, was primarily attributable to the completion of Four Hickory Centre during the third quarter of 2003. During construction, mortgage loan interest was capitalized as part of the cost of the building. The decrease in land interest expense was primarily attributable to reduced principal balances payable and interest rates on land mortgages. The increase in other interest expense was primarily attributable to increased stock loans.

Depreciation and Amortization (dollars in thousands)

	2004		2003
	with TCI	without TCI
Commercial	$3,393	$890	$633
Apartments	3,251	512	418
Hotels	880	555	482
MRI	328	328	446
Other	12	1	3

	$7,864	$2,286	$1,982

The increase in commercial depreciation and amortization, without the effect of the consolidation of TCI’s operations, was primarily attributable to the completion of Four Hickory Centre during the third quarter of 2003.

Discount on sale of notes receivable decreased to $398,000 in the three months ended March 31, 2004, from $1.6 million in 2003. This represents the discount from the face amount given by ARI to purchasers of notes receivable.

General and administrative expenses increased to $4.6 million in the three months ended March 31, 2004, from $3.3 million in 2003. Without the effect of the consolidation of TCI’s operations, general and administrative expenses decreased to $1.7 million. The decrease was primarily attributable to reduced legal fees and reduced expense reimbursements paid to ARI’s advisors.

Advisory fees increased to $2.9 million in the three months ended March 31, 2004, from $2.0 million in 2003. Without the effect of the consolidation of TCI’s operations, advisory fees decreased to $1.2 million. In 2003, an additional month of fees was recorded.

Net income fee to affiliate decreased to $79,000 in the three months ended March 31, 2004, from $452,000 in 2003. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

Incentive fee to affiliate was $261,000 in the three months ended March 31, 2003. The incentive fee is only due if ARI is also subject to the net income fee. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2004 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

Minority interest increased to $1.2 million in the three months ended March 31, 2004, from $550,000 in 2003. The increase is primarily attributable to the consolidation of TCI’s operations by ARI, as the 19.99% minority share of TCI’s net income is recorded as minority interest expense by ARI.

Net income from discontinued operations increased to $14.0 million in the three months ended March 31, 2004 from $3.2 million in 2003. The net income relates to 32 properties that ARI sold during 2003 and nine properties that ARI sold during 2004. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2004	2003
Revenue
Rental	$1,874	$6,988
Property operations	1,267	4,241

	607	2,747
Expenses
Interest	979	1,950
Depreciation	368	584

	1,347	2,534

Net income (loss) from discontinued operations	(740)	213
Gain on sale of real estate	13,934	3,013
Equity in gain on sale of real estate by equity investees	783	—

Net income from discontinued operations	$13,977	$3,226

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a taxable loss for federal income tax purposes for the first three months of 2004 and had no taxable income for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2003; therefore, it recorded no provision for income taxes.

At March 31, 2004, ARI had a net deferred tax asset of $77.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2004 and a loss for federal income tax purposes in the first three months of 2003; therefore, it recorded no provision for income taxes.

At March 31, 2004, TCI had a net deferred tax asset of $7.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2004, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$212,916	6.412%	$2,129

Total decrease in ARI’s annual net income			$2,129

Per share			$.20

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, ARI carried out an evaluation, under the supervision and with the participation of ARI’s management, including ARI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of ARI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures are effective in timely alerting him to material information relating to ARI (including its consolidated subsidiaries) required to be included in ARI’s periodic SEC filings.

(b)	There have been no significant changes in ARI’s internal controls or in other factors that could significantly affect ARI’s internal controls subsequent to the date ARI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2004	—	$—	—	625,793
February 2004	—	—	—	625,793
March 2004	5,100	8.42	5,100	620,693

Total	5,100	$8.42	5,100	620,693

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

A Current Report on Form 8-K, dated February 19, 2004, was filed with respect to Item 5. “Other Events and Regulation FD Disclosure” which reports an increase in the number of directors, the election of two new independent directors, and the resignation of one director.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 17, 2004	By:	/s/ Ronald E. Kimbrough
Ronald E. Kimbrough
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2004

Exhibit Number	Description	Page Number
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.