Form 10-Q
period 2004-06-30
AMERICAN REALTY INVESTORS INC
filed 2004-08-16
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,484,900
(Class)	(Outstanding at August 13, 2004)*

*	Does not include 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

AMERICAN REALTY INVESTORS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but, in the opinion of the management of American Realty Investors, Inc. (“ARI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of consolidated results of operations, consolidated balance sheets and consolidated cash flows at the dates and for the periods indicated, have been included.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
		As Restated
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$1,086,948	$1,015,385
Less—accumulated depreciation	(180,959)	(171,659)

	905,989	843,726

Real estate held for sale	149,014	212,104

Notes and interest receivable:
Performing ($37,293 in 2004 and $37,697 in 2003 from affiliates)	69,875	64,296
Nonperforming	10,932	10,932

	80,807	75,228
Less—allowance for estimated losses	(4,633)	(4,633)

	76,174	70,595

Pizza parlor equipment	12,929	12,237
Less—accumulated depreciation	(5,992)	(5,385)

	6,937	6,852

Marketable equity securities, at market value	5,439	5,020
Cash and cash equivalents	7,003	9,543
Investments in equity investees	4,981	4,987
Goodwill, net of accumulated amortization ($1,763 in 2004 and 2003)	11,858	11,858
Other intangibles, net of accumulated amortization ($847 in 2004 and $822 in 2003)	1,504	1,529
Other assets ($12,625 in 2004 and $8,098 in 2003 from affiliate)	61,714	75,761

	$1,230,613	$1,241,975

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	June 30, 2004	December 31, 2003
		As Restated
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable ($36,735 in 2004 and $34,775 in 2003 to affiliates)	$889,146	$886,615
Liabilities related to assets held for sale	108,197	100,154
Margin borrowings	21,509	21,194
Accounts payable and other liabilities ($2,052 in 2004 and $2,934 in 2003 to affiliates)	85,294	96,360

	1,104,146	1,104,323

Minority interest	57,310	60,537

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding:
Series A, 3,475,370 shares in 2004 and 3,225,370 shares in 2003 (liquidation preference $34,754), including 900,000 shares in 2004 and 2003 held by subsidiaries	5,151	4,651
Series E, 50,000 shares in 2004 and 2003 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 shares in 2004 and 2003	114	114
Paid-in capital	93,164	92,464
Treasury stock, at cost, 784,972 shares in 2004 and 746,972 shares in 2003	(10,259)	(9,924)
Accumulated deficit	(18,458)	(10,391)
Accumulated other comprehensive income (loss)	(655)	101

	69,157	77,115

	$1,230,613	$1,241,975

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		As Restated		As Restated
	(dollars in thousands, except per share)
Property revenue:
Rents ($627 in six months of 2004 and $753 in six months of 2003 from affiliates)	$47,514	$44,522	$96,729	$63,207
Property operations expenses ($2,514 in six months of 2004 and $2,501 in six months of 2003 to affiliates)	35,903	30,338	68,835	44,074

Operating income	11,611	14,184	27,894	19,133

Land operations:
Sales	—	3,318	30,194	12,103
Cost of sales	—	2,359	21,283	11,070
Deferral of gains on current period sales	—	—	5,159	—
Recognition of previously deferred gains	—	—	—	19,897

Gain on land sales	—	959	3,752	20,930

Pizza parlor operations:
Sales	8,823	8,070	16,992	15,937
Cost of sales	6,924	6,358	13,137	12,765

Gross margin	1,899	1,712	3,855	3,172

Income from operations	13,510	16,855	35,501	43,235

Other income:
Interest income ($1,047 in six months of 2004 and $1,972 in six months of 2003 from affiliates)	1,597	3,406	2,658	5,636
Equity in income (loss) of investees	(55)	264	(201)	(4,075)
Gain on foreign currency transaction	1,249	—	1,249	—
Other	(835)	244	(208)	252

	1,956	3,914	3,498	1,813

Other expenses:
Interest ($1,335 in six months of 2004 and $519 in six months of 2003 to affiliates)	17,622	18,799	37,228	28,098
Depreciation and amortization	7,254	6,262	14,585	8,223
Discount on sale of notes receivable	—	—	398	1,558
General and administrative ($2,386 in six months of 2004 and $2,268 in six months of 2003 to affiliates)	4,258	7,386	8,892	10,694
Advisory fee to affiliate	2,377	2,700	5,228	4,728
Net income fee to affiliate	(79)	(452)	—	—
Incentive fee to affiliate	—	(261)	—	—
Writedown of assets held for sale	—	2,352	—	2,352
Minority interest	445	720	1,629	1,270

	31,877	37,506	67,960	56,923

Net loss from continuing operations	(16,411)	(16,737)	(28,961)	(11,875)

Discontinued operations:
Income (loss) from operations	191	(1,843)	(591)	(2,527)
Gain on sale of real estate	6,655	12,806	20,589	15,819
Equity in gain on sale of real estate by equity investees	113	—	896	—

Net income from discontinued operations	6,959	10,963	20,894	13,292

Net income (loss)	(9,452)	(5,774)	(8,067)	1,417
Preferred dividend requirement	(650)	(633)	(1,300)	(1,221)

Net income (loss) applicable to Common shares	$(10,102)	$(6,407)	$(9,367)	$196

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		As Restated		As Restated
	(dollars in thousands, except per share)
Basic and diluted income (loss) per share:
Net loss from continuing operations	$(1.61)	$(1.63)	$(2.85)	$(1.19)
Discontinued operations	.66	1.03	1.97	1.21

Net income (loss) applicable to Common shares	$(.95)	$(.60)	$(.88)	$.02

Weighted average Common shares used in computing income (loss) per share:
Basic and diluted	10,608,932	10,628,155	10,626,799	10,945,928

Convertible Preferred Stock (2,575,370 shares) and options to purchase 101,250 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004, because the effect of their inclusion would be antidilutive.

Convertible Preferred Stock (2,326,858 shares) and options to purchase 108,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	(dollars in thousands, except per share)
Balance, January 1, 2004, as previously reported	$4,651	$100	$114	$92,464	$(9,924)	$(11,826)	$101	$75,680
Correction of accounting error in prior period (see Note. 11)	—	—	—	—	—	1,435	—	1,435

Adjusted balance, January 1, 2004	4,651	100	114	92,464	(9,924)	(10,391)	101	77,115
Comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(1,153)	(1,153)
Unrealized gain on marketable securities	—	—	—	—	—	—	397	397
Net loss	—	—	—	—	—	(8,067)	—	(8,067)

								(8,823)
Repurchase of Common Stock	—	—	—	—	(335)	—	—	(335)
Issuance of Preferred Stock	500	—	—	2,000	—	—	—	2,500
Preferred dividends
Series A Preferred Stock ($.50 per share)	—	—	—	(1,285)	—	—	—	(1,285)
Series E Preferred Stock ($.30 per share)	—	—	—	(15)	—	—	—	(15)

Balance, June 30, 2004	$5,151	$100	$114	$93,164	$(10,259)	$(18,458)	$(655)	$69,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2004	2003
		As Restated
	(dollars in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(8,067)	$1,417
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of land and real estate	(25,237)	(36,749)
Depreciation and amortization	15,209	10,186
Amortization of deferred borrowing costs	3,683	4,954
Discount on sale of notes receivable	398	—
Equity in loss of investees	201	4,075
Writedown of assets held for sale	—	2,352
Gain on foreign currency transaction	(1,249)	(31)
(Increase) decrease in accrued interest receivable	662	(4,679)
(Increase) decrease in other assets	15,396	(1,224)
Increase in accrued interest payable	386	909
Increase (decrease) in accounts payable and other liabilities	(3,362)	695
Increase in minority interest	573	315

Net cash used in operating activities	(1,407)	(17,780)

Cash Flows From Investing Activities:
Collections on notes receivable	79	11,479
Proceeds from sale of notes receivable	6,227	26,346
Acquisition of real estate (including $498 in 2004 from affiliates and related parties)	(24,273)	(10,561)
Pizza parlor equipment purchased	(725)	(1,286)
Proceeds from sale of real estate	84,733	54,673
Notes receivable funded	(90)	(165)
Earnest money/escrow deposits	(2,334)	(1,427)
Investment in real estate entities, net of cash acquired	(2,625)	(22,593)
Real estate improvements	(104,467)	(23,105)
Payments under interest rate swap contract	—	(31)
Distributions from (to) equity investees	47	(548)

Net cash (used in) provided by investing activities	(43,428)	32,782

Cash Flows From Financing Activities:
Proceeds from notes payable	198,198	77,056
Payments on notes payable	(161,234)	(97,528)
Deferred borrowing costs	(3,996)	(3,851)
Net advances from affiliates	11,473	9,422
Repurchase of Common Stock	(335)	—
Margin payments, net	(511)	(2,408)
Preferred dividends paid	(1,300)	(1,176)

Net cash provided by (used in) financing activities	42,295	(18,485)

Net decrease in cash and cash equivalents	(2,540)	(3,483)

Cash and cash equivalents, beginning of period	9,543	8,432

Cash and cash equivalents, end of period	$7,003	$4,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$36,020	$40,902

Schedule of noncash investing and financing:
Notes payable assumed by buyer on sale of real estate	$23,657	$15,394
Notes payable assumed on purchase of real estate	5,027	—
Notes receivable from sale of real estate	10,448	21,191
Disposal of property to satisfy debt	—	6,000
Issuance of Preferred Stock	2,500	—
Note payable paid by affiliate	10,823	—
Funds collected by affiliate for property financing	16,787	1,500
Acquisition of property to satisfy debt	2,585	1,059
Assumed debt of seller on purchase of real estate	—	6,349
Exchange of interest in note receivable for stock	—	5,764
Note receivable from exchange of stock with affiliate	—	526

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

Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

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

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At June 30, 2004, ARI and TCI have the same advisor and Board of Directors. One Director of ARI (Ted Stokely) also serves as a Director of IORI.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2003 and June 30, 2004, ARI subsidiaries owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003 and June 30, 2004, ARI subsidiaries owned 19.2% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

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

Six Months Ended June 30, 2003
Revenue, as reported	$91,247
Revenue, pro forma	115,708

Net income, as reported	1,417
Net income, pro forma	484

Income (loss) per share:
Basic and diluted, as reported	$.02
Basic, pro forma	$(.07)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 1. BASIS OF PRESENTATION (Continued)

Stock-based employee compensation. ARI accounts for stock options using the intrinsic method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which amended SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS 148, ARI has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. If ARI had elected to recognize compensation cost for the issuance of options based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been impacted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shares, as reported	$(10,102)	$(6,407)	$(9,367)	$196

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	22	19

Pro forma net income (loss) applicable to common shares	$(10,102)	$(6,407)	$(9,389)	$177

Net income (loss) per share:
Basic and diluted, as reported	$(.95)	$(.60)	$(.88)	$.02
Basic, pro forma	$(.95)	$(.60)	$(.88)	$.02

NOTE 2. REAL ESTATE

In 2004, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45

Land
Lubbock	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad	Dallas, TX	.3 Acres	708	704	—		—		—

Second Quarter
Apartments
Treehouse(3)	Irving, TX	160 Units	8,017	(498)	5,027	(4)	5.00		08/13
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate	Maturity Date
Land
Cooks Lane(1)	Ft. Worth, TX	23.2 Acres	1,000	1,034	—	—	—
Rogers(1)	Rogers, AR	20.1 Acres	1,390	619	1,130	10.50	04/05

(1)	Land purchased for apartment construction.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $750,000 in cash received.
(4)	Assumed debt of seller.

In 2003, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
First Quarter
Apartments
Capitol Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289		5.50%	10/44

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554		5.50	08/44
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.60	04/12

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50	05/05

(1)	Land purchased for apartment construction.
(2)	Assumed debt of seller.

In 2004, ARI sold the following property:

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received	Debt Discharged		Gain/(Loss) on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618	$6,189	(1)	$49

Office Buildings
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—	8,750		(92)
Countryside Harmon	Sterling, VA	5,000 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	22,800		6,807

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		7,915	(2)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248	200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—

Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)	1,157	(3)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/(Loss) on Sale
Shopping Centers
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)	521	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808		5,358		3,682

Second Quarter
Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		337
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842		3,772		708

Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	13,442	10		10,323	(1)	2,542
Park Avenue	Tallahassee, FL	121 Units	6,225	876		4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(4)	5,531		1,688

Third Quarter
Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		448

Land
Rasor	Plano, TX	24.5 Acres	2,600	1,340		1,260		220

(1)	Debt assumed by purchaser.
(2)	Includes deferred gain of $5.2 million. A portion of the land was sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Sold to BCM, a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Gain deferred until sale to unrelated party. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(4)	Includes a $1.9 million deposit received in February 2004.
(5)	Initially sold to Unified Housing Foundation, Inc., a related party, in 2003. See Note 8. “RELATED PARTY TRANSACTIONS.” Gain deferred until sale to unrelated party.
(6)	Returned to lender. See Note 6. “NOTES AND INTEREST PAYABLE.”

In 2003, ARI sold the following properties:

Property	Location	Units/Sq. Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
First Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—	$291		$174
Georgetown	Panama City, FL	44 Units	1,175	323	789	(2)	72
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806	2,784		915
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361	2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—	2,360		697

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	8,700	—	—		8,700	(1)
Cullman	Cullman, AL	92,466 Sq. Ft.	2,000	—	2,650	(2)	1,118	(1)

Land
Katrina	Palm Desert, CA	89.3 Acres	8,550	(410)	2,800		(40)
Nashville	Nashville, TN	8.8 Acres	235	(11)	217		114

Hotels
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258	4,209	(2)	(31	)(3)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Sq. Ft./ Acres/Rooms	Sales Price	Net Cash Received/(Paid)		Debt Discharged		Gain/ (Loss) on Sale
Second Quarter
Apartments
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976	(2)	1,025
Lake Chateau	Thomasville, GA	98 Units	1,600	460		1,033		147
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		(304)
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Willow Wick	North Augusta, SC	104 Units	2,707	255		1,943		1,140

Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq. Ft.	5,450	2,980		1,902		2,805
Tricon	Atlanta, GA	570,877 Sq. Ft.	13,084	3,364		9,395		5,579

Land
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(4)	—		(149)
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Solco-Valley Ranch	Farmers Branch, TX	6.1 Acres	1,999	(90	)(5)	—		529

Hotels
Clarion KC Airport(6)	Kansas City, MO	196 Rooms	2,070	—		4,888		—

(1)	Sold to TCI to satisfy affiliate debt. Gain deferred until sale to unrelated party.
(2)	Debt assumed by purchaser.
(3)	Includes recognition of $3.1 million of accumulated foreign currency translation gains.
(4)	Cash of $210,000 was received by BCM and applied to ARI’s affiliate debt.
(5)	Cash of $2.0 million was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold at foreclosure auction. Impairment of $3.3 million and debt forgiveness of $2.8 million were recognized in the fourth quarter of 2003.

At June 30, 2004, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
288 City Park	Houston, TX	240 Units	$13,131	$3,556	$15,005
Blue Lake Villas II	Waxahachie, TX	70 Units	1,632	3,038	4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	12,360	8,225	15,500
Bridges on Kinsey	Tyler, TX	232 Units	5,620	10,461	14,477
Capitol Hill	Little Rock, AR	156 Units	10,488	91	9,500
Dakota Arms	Lubbock, TX	208 Units	2,262	11,675	12,549
Kingsland Ranch	Houston, TX	398 Units	24,247	1,408	23,000
Lake Forest	Houston, TX	240 Units	6,674	7,763	12,815
Vistas at Pinnacle Park	Dallas, TX	322 Units	21,127	54	19,149
Vistas of Vance Jackson	San Antonio, TX	240 Units	5,632	12,470	16,056
Wildflower Villas	Temple, TX	220 Units	2,746	12,851	14,073

For the six months ended June 30, 2004, ARI completed the 176 unit Breakwater Bay Apartments in Beaumont, Texas, the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas and the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 3. NOTES AND INTEREST RECEIVABLE

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $248,000 after payment of closing costs and providing purchase money financing of $523,000. The loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity.

In March 2004, ARI sold 492.5 acres in Collin County, Texas to a third party for $20.0 million. ARI provided $7.2 million of the purchase price as seller financing for a portion of the land on a contingent basis. The note bears interest at 7.0% per annum and matures in September 2004. The buyer has the option to convey the contingent land back to ARI for cancellation of the note. The purchaser also has the option to extend the note to December 2004 with a $1.1 million extension payment prior to the maturity date.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bore interest at 5.0% per annum and required all interest and principal payments be paid at maturity in December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. The note, including accrued and unpaid interest, was paid in June 2004. ARI agreed to discount the note $2,000 and recognized a loss of $2,000.

In July 2003, an unsecured loan of $22,000 was made to an individual. The note bore interest at a fixed rate of 12.0% and required all interest and principal payments be paid at maturity in January 2004. This note, including accrued and unpaid interest, was paid in full in March 2004.

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate, required monthly payments of accrued interest and matured in January 2003. As of June 2004, ARI has funded a total of $4.3 million and the note is classified as nonperforming. The collateral used to secure ARI’s second lien was seized by the first lien holder. In March 2004, ARI agreed to accept an assignment of claims in litigation as security for the note. ARI is also working to secure additional collateral for this note and restructuring the terms of the note, but a new agreement has not been reached. The current agreement requires interest to accrue at the default rate of 18.0%.

In March 2002, ARI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.0% per annum, requires monthly payments of accrued interest and matures in March 2007. As of June 2004, ARI has funded $354,000 of the additional line of credit.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly payments of accrued interest, and matures in June 2005. As of June 2004, ARI has funded $300,000 of the line of credit.

In September 2003, ARI sold a 367.4 acre tract of its Pioneer Crossing land parcel for $22.5 million, receiving $4.9 million after payment of closing costs and providing purchase money financing of $16.9 million. The note bears interest at 8.0% per annum, matures in September 2006 and requires quarterly payments of accrued interest beginning in January 2004. All principal and accrued but unpaid interest are due at maturity. In November 2003, ARI sold an interest in $8.0 million of the note for $7.5 million, receiving $7.2 million in cash after payment of closing costs and debt paydown. In February 2004, ARI sold an additional interest in $6.6 million of the note for $6.2 million, receiving $6.2 million in cash after payment of closing costs.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum beginning in February 2000, required a $200,000 principal paydown in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer’s general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In April 2004, a demand letter was sent to the debtor. ARI initiated legal action in June 2004.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2.0% over the prime rate, currently at 6.5%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10% shareholder of One Realco. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The note bears interest at 2.0% over the prime rate, currently 6.5%, and matures in April 2005.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The note bears interest at 2.0% over the prime rate, currently 6.5%, and matures in April 2005.

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

Real estate entities. Before 2003, ARI’s investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. Prime, ARI’s advisor after June 30, 2003, also serves as advisor to TCI.

Through March 31, 2003, ARI accounted for its investment in IORI and TCI and the joint venture partnerships using the equity method. ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003. See NOTE 1. “BASIS OF PRESENTATION.”

ARI’s investment in real estate entities, accounted for using the equity method, at June 30, 2004, was as follows:

Investee	Percentage of ARI’s Ownership at June 30, 2004	Carrying Value of Investment at June 30, 2004	Market Value of Investment at June 30, 2004
IORI	19.2%	$5,151	$4,667
Other		(170)

		$4,981

Management continues to believe that the market value of IORI undervalues its assets and, therefore, ARI may continue to increase its ownership in IORI.

Set forth below are summarized results of operations of equity investees for the six months ended June 30, 2004:

2004
Revenues	$5,605
Equity in income of partnerships	10
Property operating and other expenses	(3,558)
Depreciation	(636)
Interest	(2,124)

Loss before gain on sale of real estate	(703)
Gain on sale of real estate	3,730

Net income	$3,027

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ARI’s share of equity investees’ loss before gains on the sale of discontinued operations was $55,000 for the six months ended June 30, 2004. ARI’s share of equity investees’ gain on sale of real estate was $113,000 for the six months ended June 30, 2004.

ARI’s cash flow from IORI is dependent on the ability of IORI to make distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. Trading and available-for-sale portfolio securities are carried at market value. In the first six months of 2004, ARI did not purchase or sell any marketable securities. At June 30, 2004, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $34,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations. Also at June 30, 2004, ARI recorded an unrealized increase in the market value of its available-for-sale portfolio securities of $397,000. Unrealized gains and losses on available-for-sale portfolio securities are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

NOTE 6. NOTES AND INTEREST PAYABLE

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. ARI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans was $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. In August 2003, the hotels were sold to a related party which then filed for bankruptcy in an effort to restructure the debt on the properties. ARI expects the hotels to emerge as viable assets. The sales were not recorded due to ARI retaining control and having continuing involvement. In March 2004, ARI paid off these loans through other refinancings. The Virginia hotel was released from bankruptcy protection in March 2004. In August 2004, one of the Chicago hotels was released from bankruptcy.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
First Quarter
Hotels
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(3)	7.00	%(1)	03/05

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06

Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	11/04
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	18	(4)	6.00	(1)	02/07
Marine Creek (2)	Ft. Worth, TX	54.0 Acres	1,286	991	192		5.75		06/05

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176	2,663	323		5.15		06/37
Treehouse	Irving, TX	160 Units	5,780	5,027	138		5.06		07/34

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	8,000	7,829		4.03	(1)	07/07
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500	7,500	(164)		3.60	(1)	05/06

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)		Interest Rate		Maturity Date
Land
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965	1,800	78		4.03	(1)	07/07
Marine Creek	Fort Worth, TX	28.4 Acres	1,785	0	1,746		4.03	(1)	07/07
Mason/Goodrich	Houston, TX	39.4 Acres	2,133	714	1,345		6.00	(1)	08/05
Third Quarter
Apartments
Villager	Fort Walton, FL	33 Units	804	507	129		5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250	—	—	(5)	12.50		12/04

(1)	Variable interest rate
(2)	Construction loan for apartment construction.
(3)	Cash of $11.0 million was received by an affiliate, increasing ARI’s affiliate receivable.
(4)	Cash of $7.4 million was received by an affiliate, increasing ARI’s affiliate receivable.
(5)	Cash of $3.2 million was received by an affiliate, increasing ARI’s affiliate receivable.

In July 2004, the stock securing a $2.6 million security loan was released, following substitution of additional collateral (see NOTE 7. “MARGIN BORROWINGS”). Accordingly, this loan will be reclassified from “Margin borrowings” to “Notes and interest payable” on subsequent Consolidated Balance Sheets.

In July 2004, ARI received an advance of $3.8 million, less fees, on a $10.0 million second lien note on the Centura Tower building. This note bears interest at 1.0% over the prime rate, currently 5.5%, requires interest-only payments until all of the note is advanced, and matures in April 2006.

Also in July 2004, ARI received a loan of $2.5 million, less fees, that is secured by ARI’s $7.2 million note receivable from the sale of 492 acres of land in Allen, Texas in March 2004. The loan bears interest at 1.5% over the prime rate, currently 6.0%, requires interest-only payments, and matures in December 2004.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft. Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)		Interest Rate		Maturity Date
First Quarter
Land
Elm Fork	Denton County, TX	101.0 Acres	$5,000	$1,551	$2,885		10.75%		03/04
Nashville	Nashville, TN	113.8 Acres	6,059	807	4,725		14.00		03/04
Vineyards II	Tarrant County, TX	18.6 Acres	3,280	3,750	(583)		6.75	(1)	02/06

Apartments
Arlington Place	Pasadena, TX	230 Units	1,500	—	—	(2)	5.00		05/03

Second Quarter
Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	6,500	—	6,152		6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	1,048		6.25	(1)	04/05

Apartments
Plantation	Tulsa, OK	138 Units	2,320	1,924	173		5.60		06/29

Industrial Warehouses
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	1,800	—	1,722		6.25	(1)	04/05

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Sq. Ft. Units/Acres	Debt Incurred		Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
Land
Katrina	Palm Desert, CA	52.0 Acres	5,100		3,000	1,795	6.25	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(3)	450	1,494	7.50		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(3)	—	—	—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(3)	—	—	—		—
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850	6.25	(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(3)	—	—	—		—
Nashville	Nashville, TN	113.8 Acres	941		—	737	14.00		03/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(3)	—	—	—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(3)	—	—	—		—

(1)	Variable interest rate.
(2)	Cash of $1.5 million was received by BCM and applied to ARI’s affiliate debt.
(3)	Single note, with all properties as collateral.

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 5.5% to 24.0%. Margin borrowing totaled $21.5 million at June 30, 2004.

In October 2003, ARI obtained a security loan in the amount of $2.6 million from a financial institution. The loan bears interest at 9.0% over the six-month LIBOR rate, currently 10.96% (not to exceed 10.5%), requires monthly interest payments, and matures in November 2004. In 2003, $1.8 million was advanced to ARI. In April 2004, an additional $800,000 was advanced. The loan was partially secured by 825,666 shares of TCI common stock held by ARI. In July 2004, additional collateral provided by an affiliate of ARI was substituted for the TCI shares, and the shares were returned to ARI. Accordingly, this loan will be reclassified from “Margin borrowings” to “Notes and interest payable” on subsequent Consolidated Balance Sheets.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bore interest at 1.0% over the prime rate, currently 5.5% per annum, required monthly payments of interest only and matured in October 2003. The loan is callable upon 60 days prior notice, and is secured by 250,000 shares of ARI Common Stock held by BCM. In October 2003, the maturity date was extended to December 2003. In February 2004, ARI paid $450,000 in principal, and the maturity date was extended to January 2005. At August 2004, the remaining balance is $263,000.

NOTE 8. RELATED PARTY TRANSACTIONS

In October 2003, ARI obtained a security loan in the amount of $2.6 million from a financial institution. The loan bears interest at 9.0% over the six-month LIBOR rate, currently 10.96% (not to exceed 10.5%), requires monthly interest payments, and matures in November 2004. In 2003, $1.8 million was advanced to ARI. In April 2004, an additional $800,000 was advanced. The proceeds were paid to an affiliate, increasing ARI’s affiliate receivable.

In January 2004, ARI issued 200,000 shares of Series A 10% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime. ARI’s affiliate receivable was increased by $2.5 million.

In February 2004, ARI obtained an unsecured loan of $5.0 million. The proceeds of $5.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In February 2004, ARI obtained financing of $7.5 million on the Katy land tract. The funds, along with additional cash of $6.3 million, were sent to an affiliate. Subsequently, the affiliate paid off the existing loan balance on an ARI property.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2.0% over the prime rate, currently at 6.5%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10% shareholder of One Realco. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In March 2004, a related party purchased the loans on ARI’s three Chicago hotels for $10.8 million, decreasing ARI’s affiliate receivable.

In May 2004, ARI purchased the Treehouse Apartments from an affiliate, with a net purchase price of $7.5 million after assumption of debt and a note receivable, less cash received of $498,000. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado was not recorded as a sale for accounting purposes. ARI recorded the sale of the Cliffs of El Dorado in May 2004, due to payment received for the Cliffs of El Dorado note receivable.

In July, 2004, ARI obtained a loan of $3.2 million secured by a contract for sale of the Waters Edge III Apartments. The proceeds of $3.2 million were received by an affiliate, increasing ARI’s affiliate receivable.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of June 30, 2004.

	BCM	PRIME	IORI
Balance, December 31, 2003	$1,999	$4,393	$(627)
Cash transfers to affiliates	1	83,571	—
Cash transfers from affiliates	(574)	(82,241)	—
Advance through receipt of financing proceeds	—	6,964	—
Payables clearing through Prime	—	(2,783)	367

Balance, June 30, 2004	$1,426	$9,904	$(260)

In April 2002, ARI and TCI sold 21 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At June 30, 2004, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.1 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in income (loss) of investees, equity in gain on sale of real estate by equity investees and other income which totaled $(777,000) and $487,000 for the three and six months ended June 30, 2004 and $508,000 and $(3.8) million for 2003. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, advisory fees, net income fees, incentive fees, writedown of assets held for sale, minority interest, and income (loss) from discontinued operations which totaled $6.8 million and $16.7 million for the three and six months ended June 30, 2004 and $14.3 million and $23.1 million for 2003. Excluded from operating segment assets are assets of $76.0 million in 2004 and $89.0 million in

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003; Realty Advisors Korea, Ltd. (South Korea), which ARI acquired in 2002 and sold in 2003, and Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three and six months ended June 30, 2004 and 2003, and segment assets at June 30, 2004 and 2003.

Three Months Ended June 30, 2004	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$14,958	$21,534	$10,857	$157	$8,823	$8	$56,337
Interest income	—	—	—	—	—	1,597	1,597
Operating expenses	12,044	14,182	7,386	1,728	6,924	563	42,827

Operating income (loss)	$2,914	$7,352	$3,471	$(1,571)	$1,899	$1,042	$15,107

Depreciation	$3,648	$2,205	$1,052	$—	$337	$12	$7,254
Interest	5,205	6,968	1,175	2,687	375	1,212	17,622
Capital expenditures	662	45,846	117	2,007	258	—	48,890
Assets	275,607	470,042	87,066	224,854	20,826	76,174	1,154,569
Property Sales:

Sales price	$10,675	$33,317	$—	$—	$—	$—	$43,992
Cost of sale	9,630	24,670	—	—	—	—	34,300
Deferred current gain	—	3,037	—	—	—	—	3,037

Gain on sale	$1,045	$5,610	$—	$—	$—	$—	$6,655

Three Months Ended June 30, 2003	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$15,818	$17,658	$9,293	$166	$8,070	$1,587	$52,592
Interest income	—	—	—	—	—	3,406	3,406
Operating expenses	9,470	12,832	6,409	1,600	6,358	27	36,696

Operating income (loss)	$6,348	$4,826	$2,884	$(1,434)	$1,712	$4,966	$19,302

Depreciation	$3,801	$1,437	$787	$—	$248	$(11)	$6,262
Interest	6,170	4,627	885	3,677	196	3,244	18,799
Capital expenditures	1,826	14,981	756	430	519	—	18,512
Assets	403,683	382,828	87,235	229,740	22,356	72,287	1,198,129
Property Sales:

Sales price	$18,534	$13,594	$5,312	$3,318	$—	$—	$40,758
Cost of sale	10,150	8,771	5,713	2,359	—	—	26,993

Gain (loss) on sale	$8,384	$4,823	$(401)	$959	—	—	$13,765

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Six Months Ended June 30, 2004	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$33,927	$43,279	$18,840	$313	$16,992	$370	$113,721
Interest income	—	—	—	—	—	2,658	2,658
Operating expenses	23,026	28,049	14,734	2,682	13,137	344	81,972

Operating income (loss)	$10,901	$15,230	$4,106	$(2,369)	$3,855	$2,684	$34,407

Depreciation	$7,467	$4,449	$1,980	$—	$664	$25	$14,585
Interest	10,355	14,625	2,761	6,148	761	2,578	37,228
Capital expenditures	2,555	99,349	378	2,185	725	—	105,192
Assets	275,607	470,042	87,066	224,854	20,826	76,174	1,154,569
Property Sales:
Sales price	$58,125	$43,642	$—	$30,194	$—	$—	$131,961
Cost of sale	41,516	34,947	—	21,283	—	—	97,746
Deferred current gain	1,678	3,037	—	5,159	—	—	9,874

Gain on sale	$14,931	$5,658	$—	$3,752	$—	$—	$24,341

Six Months Ended June 30, 2003	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$22,342	$23,478	$15,588	$179	$15,937	$1,620	$79,144
Interest income	—	—	—	—	—	5,636	5,636
Operating expenses	13,139	16,447	11,285	3,170	12,765	33	56,839

Operating income (loss)	$9,203	$7,031	$4,303	$(2,991)	$3,172	$7,223	$27,941

Depreciation	$4,435	$1,833	$1,268	$—	$694	$(7)	$8,223
Interest	7,756	6,471	1,867	7,815	402	3,787	28,098
Capital expenditures	2,526	14,911	1,091	772	1,286	—	20,586
Assets	403,683	382,828	87,235	229,740	22,356	72,287	1,198,129
Property Sales:
Sales price	$29,234	$28,570	$30,062	$12,103	$—	$—	$99,969
Cost of sale	11,032	20,946	30,251	11,070	—	—	73,299
Deferred current gain	9,818	—	—	—	—	—	9,818
Recognized prior deferred gain	—	—	—	19,897	—	—	19,897

Gain (loss) on sale	$8,384	$7,624	$(189)	$20,930	$—	$—	$36,749

NOTE 10. DISCONTINUED OPERATIONS

Effective January 1, 2002, ARI adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. This statement requires that the operations related to properties that have been sold, or properties that are intended to be sold, be presented as discontinued operations in the statement of operations for all periods presented, and the properties intended to be sold are to be designated as “held for sale” on the balance sheet. In the event of a future asset sale, ARI is required to reclassify portions of previously reported operations to discontinued operations within the Statements of Operations.

For the six months ended June 30, 2004 and 2003, income from discontinued operations relates to 15 properties that ARI sold during 2004 and 32 properties that ARI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2004	2003	2004	2003
Revenues
Rental	$1,744	$9,934	$3,677	$16,354
Property operations	869	6,103	2,163	10,420

	875	3,831	1,514	5,934
Expenses:
Interest	422	4,315	1,482	6,497
Depreciation	262	1,359	623	1,964

	684	5,674	2,105	8,461

Net income (loss) from discontinued operations	191	(1,843)	(591)	(2,527)
Gain on sale of real estate	6,655	12,806	20,589	15,819
Equity in gain on sale of real estate by equity investees	113	—	896	—

Net income from discontinued operations	$6,959	$10,963	$20,894	$13,292

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIOD

Subsequent to March 31, 2004, but prior to filing this Form 10-Q, an 80%-owned subsidiary of ARI discovered an error in the depreciation calculation for a commercial property the subsidiary purchased in March 2003 for $8.7 million. The amount subject to depreciation was $7.8 million and was to be depreciated straight-line over 40 years (480 months). Instead, the property was being depreciated over 40 months, resulting in depreciation expense being overstated by $1.8 million for 2003 and $1.1 million for 2004. The Consolidated Balance Sheet as of December 31, 2003 has been revised to reflect the correction of the error through a decrease in accumulated depreciation of $1.8 million, an increase in minority interest of $359,000, and a decrease in accumulated deficit and corresponding increase in total stockholders’ equity of $1.4 million. The unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2003, reflect the correction of the impact of this error on depreciation expense of $538,000 and $718,000, respectively. The Consolidated Statement of Stockholders’ Equity for December 31, 2003, has been revised to reflect the correction of the error through a decrease in the December 31, 2003 balance of accumulated deficit and increase in total stockholders’ equity of $1.4 million. ARI does not intend to restate any previously issued Forms 10-Q or Form 10-K for previous periods, because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

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

Partnership Buyouts. ARI is the limited partner in 12 partnerships formed to construct residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of June 30, 2004, is approximately $2.4 million.

Commitments. During 2002, Milano Restaurants International, Inc. (“MRI”), a then wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1.0 million at June 30, 2004.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations or liquidity.

NOTE 13. SUBSEQUENT EVENTS

Events occurring after the date of these financial statements are included within each note, as appropriate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

ARI was organized in 1999. In August 2000, ARI acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”). ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owns a portfolio of real estate and mortgage loan investments.

On November 15, 2002, ARI commenced a tender offer for the common shares of Transcontinental Realty Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IORI”) not already owned by ARI. The tender offer was completed on March 19, 2003. Pursuant to the tender offer, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares.

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At June 30, 2004, ARI and TCI have the same advisor and Board of Directors. One Director of ARI (Ted Stokely) also serves as a director of IORI.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM executed a promissory note in favor of an ARI subsidiary in the amount of $526,000. After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM. After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in open market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At June 30, 2004, ARI subsidiaries owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At June 30, 2004, TCI owned 24.0% of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of ARI’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments. ARI’s critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

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

Liquidity and Capital Resources

Net cash used in operating activities amounted to $1.4 million for the six months ended June 30, 2004. ARI reported a net loss of $8.1 million for the six months ended June 30, 2004, which included the following non-cash charges and credits: gain on sale of real estate of $25.2 million, depreciation and amortization from real estate held for investment of $15.2 million, amortization of deferred borrowing costs of $3.7 million, gain on foreign currency transaction of $1.2 million, discount on sale of notes receivable of $398,000, and equity in loss of equity investees of $201,000. Other assets decreased by $15.4 million primarily due to a reduction in escrows and deposits, other liabilities decreased by $3.4 million primarily due to a decrease in accrued expenses, interest receivable decreased by $662,000 due to collection of accrued interest receivable, minority interest increased by $573,000 and interest payable increased by $386,000.

Net cash used in investing activities of $43.4 million was primarily due to real estate improvements of $104.4 million, acquisitions of real estate of $24.3 million, investment in real estate entities of $2.6 million, earnest money deposits of $2.3 million, and purchases of pizza parlor equipment of $725,000. These outflows for investing activities were offset by $84.7 million from the sale of real estate and $6.2 million from the sale of notes receivable.

Net cash provided by financing activities of $42.2 million was comprised of proceeds received from the funding or refinancing of notes payable of $198.2 million and advances from affiliates of $11.5 million; offset by cash payments of $161.2 million to paydown existing notes payable, $4.0 million for financing costs, $1.3 million in dividends on Preferred Stock, net payments on stock loans of $511,000 and $335,000 to repurchase common stock.

In 2004, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45

Land
Lubbock	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad	Dallas, TX	.3 Acres	708	704	—		—		—

Second Quarter
Apartments
Treehouse(3)	Irving, TX	160 Units	8,017	(498)	5,027	(4)	5.00		08/13
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

Land
Cooks Lane(1)	Ft. Worth, TX	23.2 Acres	1,000	1,034	—		—		—
Rogers (1)	Rogers, AR	20.1 Acres	1,390	506	1,130		10.50		04/05

(1)	Land purchased for apartment construction.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $750,000 in cash received.
(4)	Assumed debt of seller.

In 2004, ARI sold the following property:

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/(Loss) on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618		$6,189	(1)	$49

Office Buildings
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—		8,750		(92)
Countryside Harmon	Sterling, VA	5,000 Sq. Ft.	2,650	216		2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408		22,800		6,807

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956		4,088		7,915	(2)
Mason Goodrich	Houston, TX	5.7 Acres	686	45		588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248		200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842		4,450		—

Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65		1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1)	1,157	(3)

Shopping Centers
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)	521	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808		5,358		3,682

Second Quarter
Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		337
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842		3,772		708

Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	13,442	10		10,323	(1)	2,542
Park Avenue	Tallahassee, FL	121 Units	6,225	876		4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(4)	5,531		1,688

Third Quarter
Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		448

Land
Rasor	Plano, TX	24.5 Acres	2,600	1,340		1,260		220

(1)	Debt assumed by purchaser.
(2)	Includes deferred gain of $5.2 million. A portion of the land was sold on a contingent basis for a note receivable of $7.2 million. See Note 3. “NOTES AND INTEREST RECEIVABLE.”
(3)	Sold to BCM, a related party, for assumption of debt and a note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Gain deferred until sale to unrelated party. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(4)	Includes a $1.9 million deposit received in February 2004.
(5)	Initially sold to Unified Housing Foundation Inc., a related party, in 2003. See Note 8. “RELATED PARTY TRANSACTIONS.” Gain deferred until sale to unrelated party.
(6)	Returned to lender. See Note 6. “NOTES AND INTEREST PAYABLE.”

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

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
First Quarter
Hotels
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(3)	7.00	%(1)	03/05

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06

Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	11/04
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	18	(4)	6.00	(1)	02/07
Marine Creek (2)	Ft. Worth, TX	54.0 Acres	1,286	991	192		5.75		06/05

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176	2,663	323		5.15		06/37
Treehouse	Irving, TX	160 Units	5,780	5,027	138		5.06		07/34

Land
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965	1,800	78		4.03	(1)	07/07
Marine Creek	Fort Worth, TX	28.4 Acres	1,785	0	1,746		4.03	(1)	07/07
Mason Goodrich	Houston, TX	39.4 Acres	2,133	714	1,345		6.00	(1)	08/05

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	8,000	7,829		4.03	(1)	07/07
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500	7,500	(164)		3.60	(1)	05/06

Third Quarter
Apartments
Villager	Fort Walton, FL	33 Units	804	507	129		5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250	—	—	(5)	12.50		12/04

(1)	Variable interest rate.
(2)	Construction loan for apartment construction.
(3)	Cash of $11.0 million was received by an affiliate, increasing ARI’s affiliate receivable.
(4)	Cash of $7.4 million was received by an affiliate, increasing ARI’s affiliate receivable.
(5)	Cash of $3.2 million was received by an affiliate, increasing ARI’s affiliate receivable.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio and bear interest rates ranging from 5.5% to 24.0%. Margin borrowing totaled $21.5 million at June 30, 2004.

Management expects that it will be necessary for ARI to sell or refinance $60.2 million, $10.5 million and $31.6 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it is not able to extend such debt, ARI intends to sell other of its assets, specifically income producing properties, to pay the debt.

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

Related Party Transactions

In January 2004, ARI issued 200,000 shares of Series A 10% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime. ARI’s affiliate receivable was increased by $2.5 million.

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

In May 2004, ARI purchased the Treehouse Apartments from an affiliate, with a net purchase price of $7.5 million after assumption of debt and a note receivable, less cash received of $498,000. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado was not recorded as a sale for accounting purposes. ARI recorded the sale of the Cliffs of El Dorado in May 2004, due to payment received for the Cliffs of El Dorado note receivable.

In July 2004, ARI obtained a loan of $3.2 million secured by a contract for sale of the Waters Edge III Apartments. The proceeds of $3.2 million were received by an affiliate, increasing ARI’s affiliate receivable.

In April 2002, ARI and TCI sold 21 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a Director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At June 30, 2004, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.1 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the six months ended June 30, 2004, ARI reported a net loss of $8.1 million, compared to net income of $1.4 million for the six months ended June 30, 2003. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

ARI began consolidating TCI’s operations effective March 31, 2003. The consolidation is the principal factor for the increase during the six months ended June 30, 2004 in the following areas: rents, property operations expense, interest expense, depreciation and amortization, general and administrative expense, advisory fees, and gain on sale of real estate. For these items, results for the six months ended June 30, 2004 are also presented without the effect of the consolidation of TCI’s operations for the first three months of 2004.

Rents (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004		2003
			With TCI	Without 1Q TCI
Commercial	$14,958	$15,818	$33,927	$21,504	$22,342
Apartments	21,534	17,658	43,279	27,626	23,478
Hotels	10,857	9,293	18,840	17,361	15,588
Land	157	166	313	171	179
Other	8	1,587	370	370	1,620

	$47,514	$44,522	$96,729	$67,032	$63,207

The increase in apartment rents was primarily attributable to completed construction. The increase in hotel rents was primarily attributable to increased occupancy. The decrease in other rents was primarily attributable to the sale of ARI’s interest in Realty Advisors Korea, Ltd. as of June 30, 2003. Rents are expected to increase in 2004, as a result of completed apartment construction.

Property Operations Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004		2003
			With TCI	Without 1Q TCI
Commercial	$12,044	$9,470	$23,026	$15,940	$13,139
Apartments	14,182	12,832	28,049	18,730	16,447
Hotels	7,386	6,409	14,734	13,326	11,285
Land	1,728	1,600	2,682	2,305	3,170
Other	563	27	344	344	33

	$35,903	$30,338	$68,835	$50,645	$44,074

The increase in commercial operations expense for the three and six months ended June 30, 2004, without the effect of the consolidation of TCI’s operations was primarily attributable to increased management fees. The increase in apartment operations expense, without the effect of the consolidation of TCI’s operations, was primarily attributable to property replacements and completed apartment construction. The increase in hotel operations expense was primarily attributable to increased personnel costs and an increase in repairs and replacement expenses. The decrease in land operations expense for the six months ended June 30, 2004, without the effect of the consolidation of TCI’s operations, was primarily attributable to lower property taxes due to land sales. Property operations expenses are expected to increase in 2004, as a result of completed apartment construction.

Pizza parlor sales and cost of sales increased to $8.8 million and $6.9 million, respectively, in the three months ended June 30, 2004 and $16.9 million and $13.1 million in the six months ended June 30, 2004 from $8.1 million and $6.4 million, respectively, in the three months ended June 30, 2003 and $15.9 million and $12.8 million in the six months ended June 30, 2003. The increase was primarily attributable to a 9.4% increase in same store sales.

Interest income from notes receivable decreased to $1.6 million and $2.7 million in the three and six months ended June 30, 2004 from $3.4 million and $5.6 million in 2003, due to the collection of $34.3 million of notes receivable in 2003.

Equity in income (loss) of investees decreased to $(55,000) in the three months and improved to $(201,000) in the six months ended June 30, 2004, from $264,000 and $(4.1) million in 2003. Prior to March 31, 2003, ARI’s equity in income (loss) of investees included equity in TCI’s operations.

Gain on foreign currency transaction was $1.2 million in the three and six months ended June 30, 2004, due to a strengthening of the Polish zloty against the euro for Hotel Akademia during 2004. Hotel Akademia’s long-term debt is denominated in euros, and the impact of the translation of euros into zlotys prior to translation into US dollars is recorded as a gain or loss in the Consolidated Statements of Operations.

Interest Expense (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004		2003
			With TCI	Without 1Q TCI
Commercial	$5,205	$6,170	$10,355	$7,425	$7,756
Apartments	6,968	4,627	14,625	8,818	6,471
Hotels	1,175	885	2,761	2,207	1,867
Land	2,687	3,677	6,148	5,060	7,815
Pizza parlors	375	196	761	761	402
Other	1,212	3,244	2,578	2,578	3,787

	$17,622	$18,799	$37,228	$26,849	$28,098

The increase in apartment interest expense was primarily attributable to completed apartment construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable and reduced interest rates on land mortgages.

Depreciation and Amortization (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004		2003
		As Restated	With TCI	Without 1Q TCI	As Restated
Commercial	$3,648	$3,801	$7,467	$4,647	$4,435
Apartments	2,205	1,437	4,449	2,647	1,833
Hotels	1,052	787	1,980	1,656	1,268
Pizza parlors	337	248	664	664	694
Other	12	(11)	25	14	(7)

	$7,254	$6,262	$14,585	$9,628	$8,223

The increase in apartment depreciation and amortization was primarily due to completed construction.

Discount on sale of notes receivable decreased to $398,000 in the six months ended June 30, 2004, from $1.6 million in 2003. This represents the discount from the face amount given by ARI to purchasers of notes receivable.

General and administrative expenses decreased to $4.3 million and $8.9 million in the three and six months ended June 30, 2004, from $7.4 million and $10.7 million in 2003. Without the effect of the consolidation of TCI’s operations, general and administrative expenses decreased to $5.9 million in the six months ended June 30, 2004. The decrease was primarily attributable to reduced legal fees and reduced expense charges from ARI’s advisors.

Advisory fees decreased to $2.4 million and increased to $5.2 million in the three and six months ended June 30, 2004, from $2.7 million and $4.7 million in 2003. Without the effect of the consolidation of TCI’s operations, advisory fees decreased to $3.6 million in the six months ended June 30, 2004. The decrease was primarily attributable to a reduction in ARI’s net assets, upon which the fee is based. Also, in 2003, an additional month of fees was recorded.

Net income fee to affiliate was $(79,000) in the three months ended June 30, 2004, compared to $(452,000) in the three months ended June 30, 2003. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

Incentive fee to affiliate was $(261,000) in the three months ended June 30, 2003. The incentive fee is only due if ARI is also subject to the net income fee. This fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties. The amount of this fee for the remainder of 2004 will be dependent on the number of operating properties sold, the net capital gains realized and whether the net income fee is due.

Writedown of assets held for sale was $2.4 million in the three and six months ended June 30,2003. The carrying value of an office building in Encino, California, sold in the third quarter of 2003, was reduced to its net realizable value.

Minority interest decreased to $445,000 and increased to $1.6 million in the three and six months ended June 30, 2004, from $720,000 and $1.3 million in 2003. The changes are primarily attributable to the consolidation of TCI’s operations by ARI, as the 19.99% minority share of TCI’s net income (loss) is recorded as minority interest expense by ARI.

Net income from discontinued operations decreased to $7.8 million and increased to $21.8 million in the three and six months ended June 30, 2004 from $11.0 million and $13.3 million in 2003. The net income relates to 15 properties that ARI sold during 2004 and 32 properties that ARI sold during 2003. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2004	2003	2004	2003
Revenue:
Rental	$1,744	$9,934	$3,677	$16,354
Property operations	869	6,103	2,163	10,420

	875	3,831	1,514	5,934
Expenses:
Interest	422	4,315	1,482	6,497
Depreciation	262	1,359	623	1,964

	684	5,674	2,105	8,461

Net income (loss) from discontinued operations	191	(1,843)	(591)	(2,527)
Gain on sale of real estate	6,655	12,806	20,589	15,819
Equity in gain on sale of real estate by equity investees	113	—	896	—

Net income from discontinued operations	$6,959	$10,963	$20,894	$13,292

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a taxable loss for federal income tax purposes for the first six months of 2004 and had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2003; therefore, it recorded no provision for income taxes.

At June 30, 2004, ARI had a net deferred tax asset of $109.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2004 and a loss for federal income tax purposes in the first six months of 2003; therefore, it recorded no provision for income taxes.

At June 30, 2004, TCI had a net deferred tax asset of $21.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2004, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$186,103	5.840%	$1,861

Total decrease in ARI’s annual net income			$1,861

Per share			$.18

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, ARI carried out an evaluation, under the supervision and with the participation of ARI’s management, including ARI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of ARI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures are effective in timely alerting him to material information relating to ARI (including its consolidated subsidiaries) required to be included in ARI’s periodic SEC filings.

(b)	There have been no significant changes in ARI’s internal controls or in other factors that could significantly affect ARI’s internal controls subsequent to the date ARI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and ARI’s 2003 Form 10-K, referred to herein, contain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of ARI’s officers with respect to ARI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward looking statements. Actual results may differ materially from those contained in or implied by the forward looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on ARI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state and local legislation. For example: Some of ARI’s tenants may not renew expiring leases and ARI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which ARI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and ARI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in ARI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond ARI’s control. Forward looking statements are only expressions of ARI’s present expectations and intentions. Forward looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward looking statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 10, 2004, American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc. instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group, LLC and Sunridge Management Group, Inc. Defendants. Plaintiffs’ complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiff’s real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, a constructive trust be established, and other relief.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2004	21,600	$9.66	21,600	599,093
May 2004	11,300	7.25	11,300	587,793
June 2004	—	—	—	587,793

Total	32,900	$8.83	32,900

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K as follows:

A Current Report on Form 8-K, dated May 31, 2004, was filed with respect to Item 4. “Changes in Registrant’s Certifying Accountant,” Item 5. “Other Events and Regulation FD Disclosure” and Item 7. “Financial Statements and Exhibits” which reports a change in ARI’s certifying accountant, effective June 1, 2004, and the resignation of Ronald E. Kimbrough, ARI’s acting principal executive officer, Executive Vice President and Chief Financial Officer.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 16, 2004	By:	/s/ J. C. Lowenberg, III
J. C. Lowenberg, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Acting Principal Executive Officer)

	By:	/s/ Scott T. Lewis
Scott T. Lewis
Vice President and Chief Accounting Officer

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2004

Exhibit Number	Description	Page Number
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.