Form 10-Q
period 2004-09-30
AMERICAN REALTY INVESTORS INC
filed 2004-11-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-15663

AMERICAN REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2847135
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234
(Address of Principal Executive Offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,484,900
(Class)	(Outstanding at November 12, 2004)*

*	Does not include 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

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

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share)

	September 30, 2004	December 31, 2003
		As Restated
Assets
Real estate held for investment	$965,189	$1,014,452
Less—accumulated depreciation	(162,629)	(171,659)

	802,560	842,793

Real estate held for sale	255,017	211,942

Notes and interest receivable:
Performing ($37,421 in 2004 and $37,697 in 2003 from affiliates)	69,186	64,296
Nonperforming	10,934	10,932

	80,120	75,228
Less—allowance for estimated losses	(4,633)	(4,633)

	75,487	70,595

Pizza parlor equipment	13,220	12,237
Less—accumulated depreciation	(6,300)	(5,385)

	6,920	6,852

Marketable equity securities, at market value	5,838	5,020
Cash and cash equivalents	11,155	9,543
Investments in equity investees	5,787	4,987
Goodwill, net of accumulated amortization ($1,763 in 2004 and 2003)	11,858	11,858
Other intangibles, net of accumulated amortization ($859 in 2004 and $822 in 2003)	1,492	1,529
Other assets ($19,504 in 2004 and $8,098 in 2003 from affiliates)	91,049	75,761

	$1,267,163	$1,240,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

(dollars in thousands, except per share)

	September 30, 2004	December 31, 2003
		As Restated
Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable ($36,695 in 2004 and $34,775 in 2003 to affiliates)	$834,608	$886,615
Liabilities related to assets held for sale	204,071	100,154
Margin borrowings	18,773	21,194
Accounts payable and other liabilities ($5,828 in 2004 and $2,934 in 2003 to affiliates)	94,230	96,360

	1,151,682	1,104,323

Minority interest	55,720	59,686

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding:
Series A, 3,475,370 shares in 2004 and 3,225,370 shares in 2003 (liquidation preference $34,754), including 900,000 shares in 2004 and 2003 held by subsidiaries	5,151	4,651
Series E, 50,000 shares in 2004 and 2003 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 shares in 2004 and 2003	114	114
Paid-in capital	92,513	92,464
Treasury stock, at cost, 907,372 shares in 2004 and 746,972 shares in 2003	(11,367)	(9,924)
Accumulated deficit	(25,690)	(10,635)
Accumulated other comprehensive income (loss)	(1,060)	101

	59,761	76,871

	$1,267,163	$1,240,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		As Restated		As Restated
Property revenue:
Rents ($933 in nine months of 2004 and $1,059 in nine months of 2003 from affiliates)	$45,646	$41,903	$132,478	$100,701
Property operations expenses ($3,895 in nine months of 2004 and $3,873 in nine months of 2003 to affiliates)	32,416	29,945	96,360	72,089

Operating income	13,230	11,958	36,118	28,612

Land operations:
Sales	2,910	27,551	34,592	39,654
Cost of sales	2,610	12,080	24,801	23,150
Deferral of gains on current period sales	220	—	5,212	—
Recognition of previously deferred gains	747	27	—	19,924

Gain on land sales	827	15,498	4,579	36,428

Pizza parlor operations:
Sales	8,667	8,330	25,659	24,267
Cost of sales	6,788	6,592	19,925	19,357

Gross margin	1,879	1,738	5,734	4,910

Income from operations	15,936	29,194	46,431	69,950

Other income:
Interest income ($1,915 in nine months of 2004 and $3,076 in nine months of 2003 from affiliates)	1,151	1,795	3,514	7,431
Equity in income (loss) of investees	56	(204)	(144)	(4,279)
Gain (loss) on foreign currency transaction	543	(966)	1,791	(966)
Gain on extinguishment of debt	2,268	—	2,268	—
Other	72	55	(136)	307

	4,090	680	7,293	2,493

Other expenses:
Interest ($1,845 in nine months of 2004 and $519 in nine months of 2003 to affiliates)	17,142	16,236	50,152	41,608
Depreciation and amortization	6,641	5,413	19,597	12,849
Discount on sale of notes receivable	(9)	(1)	389	1,557
General and administrative ($3,290 in nine months of 2004 and 4,456 in nine months of 2003 to affiliates)	2,583	5,205	11,474	15,899
Advisory fee to affiliate	2,934	3,740	8,162	8,468
Net income fee to affiliate	—	675	—	675
Incentive fee to affiliate	—	1,091	—	1,091
Litigation settlement	50	—	50	—
Writedown of assets held for sale	3,444	—	3,444	2,352
Minority interest	(1,474)	145	155	1,490

	31,311	32,504	93,423	85,989

Net loss from continuing operations	(11,285)	(2,630)	(39,699)	(13,546)

Discontinued operations:
Loss from operations	(999)	(3,749)	(2,137)	(7,311)
Gain on sale of real estate	5,306	18,222	25,895	34,042
Equity in gain (loss) on sale of real estate by equity investees	(9)	(165)	886	(165)

Net income from discontinued operations	4,298	14,308	24,644	26,566

Net income (loss)	(6,987)	11,678	(15,055)	13,020
Preferred dividend requirement	(651)	(587)	(1,951)	(1,763)

Net income (loss) applicable to Common shares	$(7,638)	$11,091	$(17,006)	$11,257

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

(dollars in thousands, except per share)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
		As Restated		As Restated
Basic and diluted income (loss) per share:
Net loss from continuing operations	$(1.14)	$(.30)	$(3.93)	$(1.41)
Discontinued operations	.41	1.34	2.33	2.45

Net income (loss) applicable to Common shares	$(.73)	$1.04	$(1.60)	$1.04

Weighted average Common shares used in computing income (loss) per share:
Basic and diluted	10,532,796	10,628,155	10,596,902	10,838,839

Convertible Preferred Stock (2,575,370 shares) and options to purchase 101,250 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004, because the effect of their inclusion would be antidilutive.

Convertible Preferred Stock (2,326,610 shares) and options to purchase 108,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004

(dollars in thousands, except per share)

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2004, as previously reported	$4,651	$100	$114	$92,464	$(9,924)	$(11,826)	$101	$75,680
Correction of accounting error in prior period (see Note. 11)	—	—	—	—	—	1,191	—	1,191

Adjusted balance, January 1, 2004	4,651	100	114	92,464	(9,924)	(10,635)	101	76,871
Comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(1,943)	(1,943)
Unrealized gain on marketable securities	—	—	—	—	—	—	782	782
Net loss	—	—	—	—	—	(15,055)	—	(15,055)

								(16,216)
Repurchase of Common Stock	—	—	—	—	(1,443)	—	—	(1,443)
Issuance of Preferred Stock	500	—	—	2,000	—	—	—	2,500
Preferred dividends
Series A Preferred Stock ($.75 per share)	—	—	—	(1,929)	—	—	—	(1,929)
Series E Preferred Stock ($.45 per share)	—	—	—	(22)	—	—	—	(22)

Balance, September 30, 2004	$5,151	$100	$114	$92,513	$(11,367)	$(25,690)	$(1,060)	$59,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
		As Restated
Cash Flows From Operating Activities:
Net income (loss)	$(15,055)	$13,020
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of land and real estate	(31,360)	(70,304)
Depreciation and amortization	22,644	17,204
Amortization of deferred borrowing costs	6,073	5,774
Discount on sale of notes receivable	389	1,557
Gain on forgiveness of debt	(2,268)	—
Litigation settlement	50	—
Equity in loss of investees	144	4,279
Writedown of assets held for sale	3,444	2,352
(Gain) loss on foreign currency transaction	(1,791)	963
(Increase) decrease in accrued interest receivable	680	(4,015)
Decrease in other assets	6,088	2,856
Increase in accrued interest payable	1,798	269
Increase (decrease) in accounts payable and other liabilities	3,481	(626)
Decrease in minority interest	(1,125)	(191)

Net cash used in operating activities	(6,808)	(26,862)

Cash Flows From Investing Activities:
Collections on notes receivable	2,361	26,015
Proceeds from sale of notes receivable	6,227	26,346
Acquisition of real estate (including $498 in 2004 from affiliates and related parties)	(26,084)	(12,000)
Pizza parlor equipment purchased	(983)	(1,397)
Proceeds from sale of real estate	108,637	134,535
Notes receivable funded	(90)	(615)
Earnest money/escrow deposits	(3,344)	(13,311)
Investment in real estate entities, net of cash acquired	(2,625)	(24,218)
Real estate improvements	(137,501)	(21,425)
Payments under interest rate swap contract	—	(31)
Distributions from (to) equity investees	47	(650)

Net cash (used in) provided by investing activities	(53,355)	113,249

Cash Flows From Financing Activities:
Proceeds from notes payable	314,612	82,275
Payments on notes payable	(237,042)	(186,142)
Deferred borrowing costs	(6,354)	(5,440)
Net (payments to) advances from affiliates	(6,465)	7,815
Repurchase of Common Stock	(1,443)	—
Margin payments, net	(623)	15,890
Preferred dividends paid	(910)	(1,763)
Repurchase of Preferred Stock	—	(3)

Net cash provided by (used in) financing activities	61,775	(87,368)

Net decrease in cash and cash equivalents	1,612	(981)

Cash and cash equivalents, beginning of period	9,543	8,432

Cash and cash equivalents, end of period	$11,155	$7,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

(dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$52,478	$84,815

Schedule of noncash investing and financing:
Notes payable assumed by buyer on sale of real estate	$25,607	$43,815
Notes payable assumed on purchase of real estate	5,027	—
Notes receivable from sale of real estate	10,448	46,394
Disposal of property to satisfy debt	—	6,000
Issuance of Preferred Stock	2,500	—
Note payable paid by affiliate	10,823	—
Funds collected by affiliate for property financing	20,037	1,500
Acquisition of property to satisfy debt	2,585	2,671
Assumed debt of seller on purchase of real estate	—	13,375
Exchange of interest in note receivable for stock	—	5,764
Note receivable from exchange of stock with affiliate	—	526
Funds collected by affiliate on sale of real estate	—	4,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables and accompanying footnotes are in thousands, except per share amounts. Certain balances for 2003 have been reclassified to conform to the 2004 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI.

Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

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

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At September 30, 2004, ARI and TCI have the same advisor and Board of Directors. One Director of ARI (Ted Stokely) also serves as a Director of IORI.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM executed a promissory note in favor of ARI in the amount of $0.5 million (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2003 and September 30, 2004, ARI subsidiaries owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2003 and September 30, 2004, ARI subsidiaries owned 19.2% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

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

Nine Months Ended September 30, 2003
Revenue, as reported	$164,622
Revenue, pro forma	189,083

Net income, as reported	13,020
Net income, pro forma	12,087

Income (loss) per share:
Basic and diluted, as reported	$1.04
Basic and diluted, pro forma	$.95

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) applicable to common shares, as reported	$(7,638)	$11,091	$(17,006)	$11,257
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	22	19

Pro forma net income (loss) applicable to common shares	$(7,638)	$11,091	$(17,028)	$11,238

Net income (loss) per share:
Basic and diluted, as reported	$(.73)	$1.04	$(1.60)	$1.04
Basic and diluted, pro forma	$(.73)	$1.04	$(1.60)	$1.04

NOTE 2. REAL ESTATE

In 2004, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45

Land
Lubbock	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad	Dallas, TX	.3 Acres	708	704	—		—		—

Second Quarter
Apartments
Treehouse(3)	Irving, TX	160 Units	7,519	(498)	5,027	(4)	5.00		08/13
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
Land
Cooks Lane(1)	Ft. Worth, TX	23.2 Acres	$1,000	$1,034	$—	—		—
Rogers(1)	Rogers, AR	20.1 Acres	1,390	619	1,130	10.50%		04/05

Third Quarter
Land
Ladue	Farmers Branch, TX	8.0 Acres	1,743	659	1,206	6.65	(2)	06/06
Granbury Station	Ft. Worth, TX	15.7 Acres	923	236	738	7.00		09/07

Fourth Quarter
Land
Denton-Coonrod	Denton, TX	82.2 Acres	1,644	1,046	840	6.25		11/06
DeSoto	DeSoto, TX	21.9 Acres	2,516	1,364	1,265	6.25		11/06
West End	Dallas, TX	0.2 Acres	71	71	—	—		—

(1)	Land purchased for apartment construction.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498 in cash received.
(4)	Assumed debt of seller.

In 2003, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
Capitol Hill(1)	Little Rock, AR	156 Units	$1,904	$615	$1,289		5.50%		10/44

Second Quarter
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	1,979	383	1,554		5.50		08/44
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.60		04/12

Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50		05/05

Third Quarter
Land
Sheffield Village	Grand Prairie, TX	13.9 Acres	1,500	632	975		5.50	(3)	09/04

(1)	Land purchased for apartment construction.
(2)	Assumed debt of seller.
(3)	Variable interest rate

In 2004, ARI sold the following property:

Property	Location	Units/Sq. Ft./Acres	Sales Price	Net Cash Received	Debt Discharged		Gain/Loss on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,869	$6,189	(1)	$49

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Sq. Ft./Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/(Loss) on Sale
Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	$1,650	$65		$1,376		$153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1)	—	(3)

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956		4,088		3,503	(2)
Marine Creek	Ft. Worth, TX	10.7 Acres	1,488	1,198		991		—	(7)
Mason Goodrich	Houston, TX	5.7 Acres	686	45		588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	251		200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842		4,450		—

Office Buildings
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—		8,750		(92)
Countryside Harmon	Sterling, VA	5,000 Sq. Ft.	2,650	216		2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408		22,800		6,807

Shopping Centers
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)	—	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808		5,358		4,011

Second Quarter
Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	13,442	10		10,323	(1)	—
Park Avenue	Tallahassee, FL	121 Units	6,225	876		4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(4)	5,531		1,688

Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		337
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842		3,772		708

Third Quarter
Apartments
Falcon House	Ft. Walton, FL	82 Units	3,330	1,178		1,950	(1)	1,209

Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		454

Land
Rasor	Plano, TX	24.5 Acres	2,600	2,600		—		—	(8)
Vista Ridge	Lewisville, TX	1.3 Acres	310	259		—		131

Shopping Centers
Collection	Denver, CO	267,812 Sq. Ft.	21,200	6,703		13,153		3,314

Fourth Quarter
Apartments
In the Pines	Gainesville, FL	242 Units	11,300	3,247		5,201		5,517
La Mirada	Jacksonville, FL	320 Units	10,500	2,576		7,098		7,576

Land
Mason Goodrich	Houston, TX	4.0 Acres	523	33		436		306
Mason Goodrich	Houston, TX	2.4 Acres	250	15		200		115

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received	Debt Discharged	Gain/(Loss) on Sale
Office Buildings
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	$8,675	$5,448	$2,899	$805
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743	7,654	6,227

(1)	Debt assumed by purchaser.
(2)	A portion of the land was sold on a contingent basis for a secured note receivable of $7,150. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Additional gain of $4,412 deferred until the contingency period expires. $747 of deferred gain recognized in September 2004 upon receipt of $1,072 principal payment on the note receivable.
(3)	Sold to BCM, a related party, for assumption of debt and a secured note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Gain of $1,157 (Textar) and $521 (K-Mart) deferred until sale to unrelated party.
(4)	Includes a $1,971 deposit received in February 2004.
(5)	Sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See Note 8. “RELATED PARTY TRANSACTIONS.” Gain of $2,542 deferred until sale to unrelated party.
(6)	Returned to lender. See Note 6. “NOTES AND INTEREST PAYABLE.”
(7)	Sold to UHF. Gain of $581 deferred until sale to unrelated party.
(8)	Sold to BCM. Gain of $220 deferred until sale to unrelated party.

In 2003, ARI sold the following property:

Property	Location	Units/Sq. Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
First Quarter
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—	$291		$174
Georgetown	Panama City, FL	44 Units	1,175	323	789	(2)	72
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806	2,784		915
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361	2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—	2,360		697

Hotels
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258	4,209	(2)	(31	)(3)

Land
Katrina	Palm Desert, CA	89.3 Acres	8,550	(410)	2,800		(40)
Nashville	Nashville, TN	8.8 Acres	235	(11)	217		114

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	8,700	—	—		—	(1)
Cullman	Cullman, AL	92,466 Sq. Ft.	2,000	—	2,650	(2)	—	(8)

Second Quarter
Apartments
Greenbriar	Tallahassee, FL	50 Units	1,700	594	976	(2)	1,025
Lake Chateau	Thomasville, GA	98 Units	1,600	460	1,033		147
Pinecrest	North Augusta, SC	120 Units	2,707	1,136	1,429		(304)
Regency	Lincoln, NE	106 Units	4,880	838	3,179		2,815
Willow Wick	North Augusta, SC	104 Units	2,707	255	1,943		1,140

Hotels
Clarion KC Airport(6)	Kansas City, MO	196 Rooms	2,070	—	4,888		—

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Sq. Ft./ Acres/Rooms	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
Industrial Warehouses
McLeod	Orlando, FL	110,914 Sq. Ft.	$5,450	$2,980		$1,902		$2,805
Tricon	Atlanta, GA	570,877 Sq. Ft.	13,084	3,364		9,395		5,579

Land
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(4)	—		(149)
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Solco-Valley Ranch	Farmers Branch, TX	6.1 Acres	1,999	(90	)(5)	—		529

Third Quarter
Apartments
Landing & Marina	Pensacola, FL	52 Units	1,825	576		1,162		492
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208		1,895
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,683
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,490

Land
Nashville	Nashville, TN	1.1 Acres	201	9		170		135
Palm Desert	Palm Desert, CA	25.1 Acres	2,600	(88	)(7)	—		797
Pioneer Crossing	Austin, TX	367.4 Acres	22,500	4,948		—		13,916
Vista Ridge	Lewisville, TX	14.5 Acres	2,250	713		1,343		622

Office Buildings
Bonita Plaza	Bonita, CA	47,777 Sq. Ft.	8,034	1,698		5,944		2,798
Encino Executive Plaza	Encino, CA	177,211 Sq. Ft.	37,040	1,947		33,145	(2)	(67)

Shopping Centers
Oak Tree Village	Lubbock, TX	45,623 Sq. Ft.	3,366	1,527		1,328		820
Sheboygan	Sheboygan, WI	74,532 Sq. Ft.	1,225	669		569		181
Westwood	Tallahassee, FL	149,855 Sq. Ft.	8,950	5,045		1,880		5,787

(1)	Sold to TCI to satisfy affiliate debt. Gain of $8,700 deferred until sale to unrelated party.
(2)	Debt assumed by purchaser.
(3)	Includes recognition of $3,117 of accumulated foreign currency translation gains.
(4)	Cash of $210 was received by BCM and applied to ARI’s affiliate debt.
(5)	Cash of $1,999 was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold at foreclosure auction. Impairment of $3,343 and debt forgiveness of $2,818 were recognized in the fourth quarter of 2003.
(7)	Cash of $2,600 was received by Prime and applied to ARI’s affiliate debt.
(8)	Sold to TCI to satisfy affiliate debt. Gain of $1,118 deferred until sale to unrelated party.

At September 30, 2004, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Blue Lake Villas II	Waxahachie, TX	76 Units	$3,209	$1,462	$4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	16,227	4,359	15,500
Bridges on Kinsey	Tyler, TX	232 Units	6,290	9,790	14,477
Dakota Arms	Lubbock, TX	208 Units	10,858	3,079	12,549

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Kingsland Ranch	Houston, TX	398 Units	24,247	1,227	23,000
Lake Forest	Houston, TX	240 Units	11,668	2,769	12,815
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	14,971	1,716	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	9,994	8,108	16,056
Wildflower Villas	Temple, TX	220 Units	5,233	10,364	14,073

For the nine months ended September 30, 2004, ARI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas; the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas; the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas; the 176 unit Breakwater Bay Apartments in Beaumont, Texas; the 156 unit Capitol Hill Apartments in Little Rock, Arkansas; and the 332 unit Vistas of Pinnacle Park Apartments in Dallas, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Unless noted, all of ARI’s notes receivable are secured by real estate assets or ownership in or membership rights of the purchaser’s entity.

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $0.2 million after payment of closing costs and providing purchase money financing of $0.5 million. The secured loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity.

In March 2004, ARI sold 492.5 acres in Collin County, Texas for $20.0 million, receiving $8.0 million after payment of debt and closing costs, and providing purchase money financing of $7.2 million for a portion of the land on a contingent basis. The secured note bears interest at 7.0% per annum and matured in September 2004. The buyer has the option to convey the contingent land back to ARI for cancellation of the note. The purchaser extended the note to December 2004 with a $1.1 million extension payment in September 2004. ARI recognized $0.7 million of the $5.2 million deferred gain from this sale upon receipt of this payment.

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

In October 2004, ARI sold the In The Pines apartments for $11.3 million, receiving $3.2 million after payment of debt and closing costs, and providing purchase money financing of $1.0 million. The note bears interest at 7.0% per annum, requires monthly interest payments and matures in January 2005. Purchaser is entitled to extend the note 60 days by paying 1.0% of the outstanding principal balance 10 days prior to the maturity date. The purchaser is entitled to extend the note an additional 30 days by paying 0.5% of the outstanding principal balance 10 days prior to the extended maturity date. In the event of a default, the note is also secured by membership rights in the purchaser’s entity.

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate, required monthly payments of accrued interest and matured in January 2003. As of September 2004, ARI has funded a total of $4.3 million and the note is classified as nonperforming. The collateral used to secure ARI’s second lien was seized by the first lien holder. In March 2004, ARI agreed to accept an assignment of claims in litigation as security for the note. ARI is also working to secure additional collateral for this note and restructuring the terms of the note, but a new agreement has not been reached. The current agreement requires interest to accrue at the default rate of 18.0%.

In March 2002, ARI sold the 174,513 sq.ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.0% per annum, requires monthly payments of accrued interest and matures in March 2007. As of September 2004, ARI has funded $0.4 million of the additional line of credit.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In July 2002, ARI entered into an agreement to fund up to $0.3 million under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly payments of accrued interest, and matures in June 2005. ARI has funded the entire $0.3 million.

In October 2002, ARI sold its Varner Road land parcel for $3.7 million, receiving $0.7 million after payment of closing costs and providing purchase money financing of $2.8 million. The loan bore interest at 9.0% per annum, matured in October 2004 and required quarterly interest payments. All principal and accrued but unpaid interest were due at maturity. In October 2004, the note was collected in full, including accrued but unpaid interest.

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

Related Party. In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $0.8 million in principal and interest was collected. In December 2001, $0.8 million in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $0.2 million was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $0.9 million in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $0.2 million was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2.0% over the prime rate, currently at 7.0%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10% shareholder of One Realco until July 31, 2004. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The secured note bears interest at 2.0% over the prime rate, currently 7.0%, and matures in April 2005.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The secured note bears interest at 2.0% over the prime rate, currently 7.0%, and matures in April 2005.

In October 2004, ARI sold the common stock of TCI Lexington Corporation, which owns the Lexington Center office building in Colorado Springs, Colorado, to One Realco Office Investors, Inc., a related party, for $5.1 million. One Realco Office Investors, Inc. assumed liabilities of $4.9 million and ARI provided $237,000 as seller financing. The note bears interest at a fixed rate of 6.5%, requires quarterly interest only payments and matures in October 2006.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

interest at 10.25% per annum and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf. The interest rate was changed to 2.0% over the prime rate, currently 7.0% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $0.7 million in accrued interest was collected. In August 2004, $0.3 million in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

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

ARI’s investment in real estate entities, accounted for using the equity method, at September 30, 2004, was as follows:

Investee	Percentage of ARI’s Ownership at September 30, 2004	Carrying Value of Investment at September 30, 2004	Market Value of Investment at September 30, 2004
IORI	19.2%	$5,212	$5,082
Other		575

		$5,787

Management continues to believe that the market value of IORI undervalues its assets and, therefore, ARI may continue to increase its ownership in IORI.

Set forth below are summarized results of operations of equity investees for the nine months ended September 30, 2004:

2004
Revenues	$8,284
Equity in loss of partnerships	(10)
Property operating and other expenses	(4,817)
Depreciation	(886)
Interest	(2,979)

Loss before gain on sale of real estate	(408)
Gain on sale of real estate	3,689

Net income	$3,281

ARI’s share of equity investees’ loss before gains on the sale of discontinued operations was $0.1 million for the nine months ended September 30, 2004. ARI’s share of equity investees’ gain on sale of real estate was $0.9 million for the nine months ended September 30, 2004.

ARI’s cash flow from IORI is dependent on the ability of IORI to make distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. Trading and available-for-sale portfolio securities are carried at market value. In the first nine months of 2004, ARI did not purchase or sell any marketable securities. At September 30, 2004, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $0.05 million. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations. Also at September 30, 2004,

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ARI recorded an unrealized increase in the market value of its available-for-sale portfolio securities of $0.8 million. Unrealized gains and losses on available-for-sale portfolio securities are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

NOTE 6. NOTES AND INTEREST PAYABLE

In January 2004, the lender on three of ARI’s land properties located in Texas notified ARI the loans on the properties were in default due to ARI’s failure to make timely debt service payments. The balance owed on the loans was $10.3 million. In September 2004, ARI obtained new financing of $9.7 million and settled the original loans and accrued but unpaid interest for $9.1 million. ARI recognized debt forgiveness of $2.3 million.

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. ARI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans was $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. In August 2003, the hotels were sold to a related party which then filed for bankruptcy in an effort to restructure the debt on the properties. ARI expected the hotels to emerge as viable assets. The sales were not recorded due to ARI retaining control and having continuing involvement. In March 2004, ARI paid off these loans through other refinancings. The Virginia hotel was released from bankruptcy protection in March 2004. In August 2004, the Chicago hotels were released from bankruptcy protection.

In September 2004, the lender on one of ARI’s commercial properties located in Colorado notified ARI that the loan on the property was in default due to ARI’s failure to make timely debt service payments. The balance owed on the loan is $3.9 million. In October 2004, ARI sold this asset to a related party for assumption of debt and seller financing. At November 2004, negotiations with the lender are ongoing.

In October 2004, the lender on one of ARI’s land properties located in Tennessee notified ARI that the loan on the property was in default due to ARI’s failure to pay or extend the loan at maturity. The balance owed on the loan is $6.8 million. ARI continues to make monthly interest payments. At November 2004, negotiations with the lender are ongoing.

In May 2003, the lenders on one of ARI’s commercial properties located in Texas notified ARI that the loans on the property were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans is $18.7 million. In December 2003, ARI sold the property to a related entity, which then filed for bankruptcy, in an effort to restructure the debt on the property. ARI expects to reacquire the property after the debt is restructured. This transaction was not accounted for as a sale by ARI. The property and related debt remain on ARI’s balance sheet. In November 2004, ARI settled with one of the lenders, paying $4.3 million in satisfaction of $6.9 million in principal and accrued but unpaid interest. ARI will recognize a $2.6 million gain from forgiveness of debt from this transaction.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following property:

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)		Interest Rate		Maturity Date
First Quarter
Hotels
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(3)	7.00	%(1)	03/05

Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	11/04
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	(75	)(4)	6.00	(1)	02/07

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred		Debt Discharged		Net Cash Received/(Paid)	Interest Rate		Maturity Date
Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	$3,176		$2,663		$323	5.15%		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027		138	5.06		07/34

Land
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965		1,800		78	4.03	(1)	07/07
Mason/Goodrich	Houston, TX	39.4 Acres	2,133		714		1,345	6.00	(1)	08/05
Walker	Dallas County, TX	132.6 Acres	8,750		7,950		264	5.90	(1)	06/06

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250		8,000		7,829	4.03	(1)	07/07
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500		7,500		(164)	3.60	(1)	05/06

Third Quarter
Apartments
Villager	Fort Walton, FL	33 Units	804		507		129	5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250		—		— (5)	12.50		12/04

Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—		3,548	6.75	(1)	09/09
Willows	Chicago, IL	52 Rooms	3,500		—		3,411	6.75	(1)	09/09

Land
Bonneau	Dallas County, TX	8.4 Acres	9,661	(6)	10,283	(7)	76	6.75	(1)	09/05
Chase Oaks	Plano, TX	5.8 Acres	—	(6)	—		—	—		—
Dalho	Farmers Branch, TX	2.9 Acres	—	(6)	—		—	—		—
HSM	Farmers Branch, TX	6.2 Acres	—	(6)	—		—	—		—
JHL Connell	Carrollton, TX	7.6 Acres	—	(6)	—		—	—		—
Las Colinas	Las Colinas, TX	1.5 Acres	—	(6)	—		—	—		—
Stagliano	Farmers Branch, TX	3.2 Acres	—	(6)	—		—	—		—
Vista Ridge	Lewisville, TX	64.9 Acres	—	(6)	—		—	—		—

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594		2,989	4.94		10/09
Cooley	Farmers Branch, TX	27,000 Sq. Ft.	2,600		1,726		811	5.50	(1)	09/06

Warehouses
Addison Hangers I & II	Addison, TX	52,650 Sq. Ft.	4,500		2,592		1,635	10.00		09/14

Fourth Quarter
Hotels
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(8)	5,138		(1,238)	5.75	(1)	10.05

Land
Cooks Lane	Ft. Worth, TX	23.2 Acres	550		—		—	6.25		11/06

Office Buildings
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(8)	—		—	5.75	(1)	10/05
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(8)	—		—	5.75	(1)	10/05

(1)	Variable interest rate

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2)	Construction loan for apartment construction.
(3)	Cash of $10,961 was received by an affiliate, increasing ARI’s affiliate receivable.
(4)	Cash of $7,400 was received by an affiliate, increasing ARI’s affiliate receivable.
(5)	Cash of $3,250 was received by an affiliate, increasing ARI’s affiliate receivable.
(6)	Single note, with all properties as collateral.
(7)	Debt forgiveness of $2,268 recognized.
(8)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.

In July 2004, the stock securing a $2.6 million security loan was released, following substitution of additional collateral (see NOTE 7. “MARGIN BORROWINGS”). Accordingly, this loan has been reclassified from “Margin borrowings” to “Notes and interest payable” in the Consolidated Balance Sheets.

In July 2004, ARI received an advance of $3.8 million, less fees, on a $10.0 million second lien note on the Centura Tower building. This note bears interest at 1.0% over the prime rate, currently 6.0%, requires interest-only payments until all of the note is advanced, and matures in April 2006.

Also in July 2004, ARI received a loan of $2.5 million, less fees, that is secured by ARI’s $7.2 million note receivable from the sale of 492 acres of land in Allen, Texas in March 2004. The loan bears interest at 1.5% over the prime rate, currently 6.5%, requires interest-only payments, and matures in December 2004.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following property:

Property	Location	Sq. Ft. Units/Acres	Debt Incurred		Debt Discharged	Net Cash Received/(Paid)		Interest Rate		Maturity Date
First Quarter
Apartments
Arlington Place	Pasadena, TX	230 Units	$1,500		$—	$—	(2)	5.00%		05/03

Land
Elm Fork	Denton County, TX	101.0 Acres	5,000		1,551	2,885		10.75		03/04
Nashville	Nashville, TN	113.8 Acres	6,059		807	4,725		14.00		03/04
Vineyards II	Tarrant County, TX	18.6 Acres	3,280		3,750	(583)		6.75	(1)	02/06

Second Quarter
Apartments
Plantation	Tulsa, OK	138 Units	2,320		1,924	173		5.60		06/29

Industrial Warehouses
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	1,800		—	1,722		6.25	(1)	04/05

Land
Katrina	Palm Desert, CA	52.0 Acres	5,100		3,000	1,795		6.25	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(3)	450	1,494		7.50		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(3)	—	—		—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(3)	—	—		—		—
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850		6.25	(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(3)	—	—		—		—
Nashville	Nashville, TN	113.8 Acres	941		—	737		14.00		03/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(3)	—	—		—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(3)	—	—		—		—

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property	Location	Sq. Ft. Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)	Interest Rate		Maturity Date
Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	$6,500	$—	$6,152	6.25	%(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	(1,048)	6.25	(1)	04/05

Third Quarter
Apartments
Tree House	Irving, TX	160 Units	5,100	2,518	2,132	5.00	(1)	08/13
Windsor Tower	Ocala, FL	64 Units	2,000	1,989	(104)	4.75		08/08

(1)	Variable interest rate.
(2)	Cash of $1,500 was received by BCM and applied to ARI’s affiliate debt.
(3)	Single note, with all properties as collateral.

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 6.0% to 24.0%. Margin borrowing totaled $18.8 million at September 30, 2004.

In September 2003, ARI obtained a security loan in the amount of $12.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 14.0%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock held by ARI. In September 2004, the maturity date was extended to December 2004.

In September 2003, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 14.0%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 250,000 shares of IORI common stock held by ARI. In September 2004, the maturity date was extended to December 2004.

In October 2003, ARI obtained a security loan in the amount of $2.6 million from a financial institution. The loan bears interest at 9.0% over the six-month LIBOR rate, currently 11.3% (not to exceed 10.5%), requires monthly interest payments, and matures in November 2004. In 2003, $1.8 million was advanced to ARI. In April 2004, an additional $0.8 million was advanced. The loan was partially secured by 825,666 shares of TCI common stock held by ARI. In July 2004, additional collateral provided by an affiliate of ARI was substituted for the TCI shares, and the shares were returned to ARI. Accordingly, this loan has been reclassified from “Margin borrowings” to “Notes and interest payable” in the Consolidated Balance Sheets.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 1.0% over the prime rate, currently 6.0% per annum, required monthly payments of interest only and matured in October 2003. The loan is callable upon 60 days prior notice, and is secured by 250,000 shares of ARI Common Stock held by BCM. In October 2003, the maturity date was extended to December 2003. In February 2004, ARI paid $0.4 million in principal, and the maturity date was extended to February 2005. At November 2004, the remaining balance is $0.1 million.

NOTE 8. RELATED PARTY TRANSACTIONS

In October 2003, ARI obtained a security loan in the amount of $2.6 million from a financial institution. The loan bears interest at 9.0% over the six-month LIBOR rate, currently 11.3% (not to exceed 10.5%), requires monthly interest payments, and matures in November 2004. In 2003, $1.8 million was advanced to ARI. In April 2004, an additional $0.8 million was advanced. The proceeds were paid to an affiliate, increasing ARI’s affiliate receivable.

In January 2004, ARI issued 200,000 shares of Series A 10% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime. ARI’s affiliate receivable was increased by $2.5 million.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Also In February 2004, ARI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as an ARI refinancing transaction in February 2004. ARI received $1.2 million in cash from the related party in February 2004 as payment on the land. ARI still has a note receivable balance of $290,000 remaining that bears interest at 12.0% and matures in April 2009. ARI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $0.8 million in principal and interest was collected. In December 2001, $0.8 million in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $0.2 million was added to the principal and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $0.9 million in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $0.2 million was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 2.0% over the prime rate, currently at 7.0%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10% shareholder of One Realco until July 31, 2004. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In March 2004, a related party purchased the loans on ARI’s three Chicago hotels for $10.8 million, decreasing ARI’s affiliate receivable.

In May 2004, ARI purchased the Treehouse Apartments from an affiliate, with a net purchase price of $7.5 million after assumption of debt and a note receivable, less cash received of $0.5 million. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado was not recorded as a sale for accounting purposes. ARI recorded the sale of the Cliffs of El Dorado in May 2004, due to payment received for the Cliffs of El Dorado note receivable.

In July, 2004, ARI obtained a loan of $3.2 million secured by a contract for sale of the Waters Edge III Apartments. The proceeds of $3.2 million were received by an affiliate, increasing ARI’s affiliate receivable.

In September 2004, ARI sold 10.0 acres of land to an affiliate for a purchase price of $0.7 million. Due to no cash received and common control, ARI has elected to continue consolidating this tract of land until the requirements for a sale have been met.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf. The interest rate was changed to 2.0% over the prime rate, currently 7.0% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $0.7 million in accrued interest was collected. In August 2004, $0.3 million in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During 2002, ARI’s Board of Directors authorized ARI’s Chief Financial Officer to advance funds either to or from ARI, through the advisor, in an amount up to $10.0 million and, subsequent to that, authorized ARI’s Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured and bear no interest and generally have not had specific repayment terms, and have been reflected in ARI’s financial statements as other assets and other liabilities.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of September 30, 2004.

	BCM	PRIME	IORI
Balance, December 31, 2003	$1,999	$4,393	$(627)
Cash transfers to affiliates	—	130,197	—
Cash transfers from affiliates	—	(126,210)	—
Advance through receipt of financing proceeds	—	10,214	—
Transfer of payable from BCM to Prime	(2,072)	2,072	—
Payables clearing through Prime	—	(4,544)	367

Balance, September 30, 2004	$(73)	$16,122	$(260)

At September 30, 2004, ARI’s other assets includes advances of $1.8 million to affiliated management companies during 2004 to cover operating shortfalls on residential properties and $1.5 million due from Regis Property Management, a related party, for rent. In addition to the $1.7 million payable related to apartment sales that is noted in a following paragraph, at September 2004, ARI also owed $2.4 million to Regis Property Management for management fees and $1.4 million to limited partners and preferred stockholders for distributions and dividends that were not distributed until October 2004.

In April 2002, ARI and TCI sold 21 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At September 30, 2004, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.7 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002. As of September 2004, ARI and Metra were involved in a lawsuit concerning certain details of this transaction. See “ITEM 1. LEGAL PROCEEDINGS” under “Part II. Other Information” for additional details.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in income (loss) of investees, gain (loss) on foreign currency transaction, gain on extinguishment of debt, equity in gain on sale of real estate by equity investees and other income which totaled $2.9 million and $4.7 million for the three and nine months ended September 30, 2004 and $(1.3) million and $(5.1) million for 2003. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, advisory fees, net income fees, incentive fees, litigation settlement, writedown of assets held for sale, minority interest, and income (loss) from discontinued operations which totaled $8.5 million and $25.8 million for the three and nine months ended September 30, 2004 and $14.6 million and $38.8 million for 2003. Excluded from operating segment assets are assets of $113.3 million in 2004 and $104.6 million in 2003, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003; Realty Advisors Korea, Ltd. (South Korea), which ARI acquired in 2002 and sold in 2003, and Hotel Akademia (Poland), which began operations in 2002.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Presented below are ARI’s reportable segments’ operating income for the three and nine months ended September 30, 2004 and 2003, and segment assets at September 30, 2004 and 2003.

Three Months Ended September 30, 2004	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$13,463	$21,163	$10,898	$115	$8,667	$7	$54,313
Interest income	—	—	—	—	—	1,151	1,151
Operating expenses	9,476	14,259	7,861	820	6,788	—	39,204

Operating income (loss)	$3,987	$6,904	$3,037	$(705)	$1,879	$1,158	$16,260

Depreciation	$3,150	$2,161	$977	$—	$337	$16	$6,641
Interest	3,348	7,657	1,327	3,131	368	1,311	17,142
Capital expenditures	2,654	28,572	610	1,426	258	—	33,520
Assets	261,466	491,409	86,974	217,728	20,797	75,487	1,153,861

Property Sales:
Sales price	$22,700	$3,330	$—	$2,910	$—	$—	$28,940
Cost of sale	18,932	2,121	—	2,610	—	—	23,663
Deferred current gain	—	—	—	220	—	—	220
Recognized prior deferred gain	329	—	—	747	—	—	1,076

Gain on sale	$4,097	$1,209	$—	$827	$—	$—	$6,133

Three Months Ended September 30, 2003	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$13,997	$18,364	$9,375	$138	$8,330	$29	$50,233
Interest income	—	—	—	—	—	1,795	1,795
Operating expenses	8,410	13,758	6,363	1,416	6,592	(2)	36,537

Operating income (loss)	$5,587	$4,606	$3,012	$(1,278)	$1,738	$1,826	$15,491

Depreciation	$2,753	$1,563	$738	$—	$347	$12	$5,413
Interest	3,609	5,852	1,129	4,271	336	1,039	16,236
Capital expenditures	2,621	3,948	1,154	607	111	—	8,441
Assets	345,044	357,543	57,214	250,857	22,316	81,716	1,114,690

Property Sales:
Sales price	$58,615	$16,493	$33,000	$27,551	$—	$—	$135,659
Cost of sale	49,095	7,928	28,507	12,080	—	—	97,610
Deferred current gain	—	—	4,356	—	—	—	4,356
Recognized prior deferred gain	—	—	—	27	—	—	27

Gain (loss) on sale	$9,520	$8,565	$137	$15,498	$—	$—	$33,720

Nine Months Ended September 30, 2004	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$39,975	$61,960	$29,737	$429	$25,659	$377	$158,137
Interest income	—	—	—	—	—	3,514	3,514
Operating expenses	29,061	40,858	22,594	3,502	19,925	345	116,285

Operating income (loss)	$10,914	$21,102	$7,143	$(3,073)	$5,734	$3,546	$45,366

Depreciation	$9,131	$6,466	$2,958	$—	$1,001	$41	$19,597
Interest	10,847	20,921	4,088	9,277	1,129	3,890	50,152
Capital expenditures	5,509	127,392	988	3,612	983	—	138,484
Assets	261,466	491,409	86,974	217,728	20,797	75,487	1,153,861

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Nine Months Ended September 30, 2004	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Property Sales:
Sales price	$80,825	$46,972	$—	$34,592	$—	$—	$162,389
Cost of sale	60,449	37,067	—	24,801	—	—	122,317
Deferred current gain	1,678	3,037	—	5,212	—	—	9,927
Recognized prior deferred gain	329	—	—	—	—	—	329

Gain on sale	$19,027	$6,868	$—	$4,579	$—	$—	$30,474

Nine Months Ended September 30, 2003	Commercial Properties	Apartments	Hotels	Land	Pizza Parlors	Receivables/ Other	Total
Operating revenue	$33,195	$40,581	$24,954	$322	$24,267	$1,649	$124,968
Interest income	—	—	—	—	—	7,431	7,431
Operating expenses	20,653	29,112	17,657	4,636	19,357	31	91,446

Operating income (loss)	$12,542	$11,469	$7,297	$(4,314)	$4,910	$9,049	$40,953

Depreciation	$6,452	$3,285	$2,055	$—	$1,041	$16	$12,849
Interest	8,865	12,128	2,953	12,098	738	4,826	41,608
Capital expenditures	4,316	13,532	2,245	1,332	1,397	—	22,822
Assets	345,044	357,543	57,214	250,857	22,316	81,716	1,114,690

Property Sales:
Sales price	$87,849	$45,064	$63,062	$39,654	$—	$—	$235,629
Cost of sale	60,127	28,874	58,758	23,150	—	—	170,909
Deferred current gain	9,818	—	4,356	—	—	—	14,174
Recognized prior deferred gain	—	—	—	19,924	—	—	19,924

Gain (loss) on sale	$17,904	$16,190	$(52)	$36,428	$—	$—	$70,470

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

For the nine months ended September 30, 2004 and 2003, income from discontinued operations relates to 24 properties that ARI sold or are pending sale during 2004 and 32 properties that ARI sold during 2003. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2004	2003	2004	2003
Revenue:
Rental	$5,106	$12,236	$18,680	$32,995
Property operations	2,839	8,416	9,893	20,762

	2,267	3,820	8,787	12,233
Expenses:
Interest	2,472	5,963	7,877	15,188
Depreciation	794	1,606	3,047	4,356

	3,266	7,569	10,924	19,544

Net loss from discontinued operations	(999)	(3,749)	(2,137)	(7,311)

Gain on sale of real estate	5,306	18,222	25,895	34,042
Equity in gain (loss) on sale of real estate by equity investees	(9)	(165)	886	(165)

Net income from discontinued operations	$4,298	$14,308	$24,644	$26,566

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIOD

Subsequent to March 31, 2004, but prior to filing the Form 10-Q for the quarter ended June 30, 2004, an 80%-owned subsidiary of ARI discovered an error in the depreciation calculation for a commercial property the subsidiary purchased in March 2003 for $8.7 million. The amount subject to depreciation was $7.8 million and was to be depreciated straight-line over 40 years (480 months). Instead, the property was being depreciated over 40 months, resulting in depreciation expense being overstated by $1.8 million for 2003 and $1.1 million for 2004. The Consolidated Balance Sheet as of December 31, 2003 has been revised to reflect the correction of the error through an increase in total real estate, net of accumulated depreciation, of $0.7 million, a decrease in minority interest of $0.5 million, and a decrease in accumulated deficit and corresponding increase in total stockholders’ equity of $1.2 million. The unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2003, reflect the correction of the impact of this error on depreciation expense of $0.4 million and $1.0 million, respectively. The Consolidated Statement of Stockholders’ Equity for December 31, 2003, has been revised to reflect the correction of the error through a decrease in the December 31, 2003 balance of accumulated deficit and increase in total stockholders’ equity of $1.2 million. ARI does not intend to restate any previously issued Forms 10-Q or Form 10-K for previous periods, because, in the opinion of management, the effect is not material to the results of operations for any period previously reported on.

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

Partnership Buyouts. ARI is the limited partner in 12 partnerships formed to construct residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of September 30, 2004, is approximately $2.1 million.

Commitments. During 2002, Milano Restaurants International, Inc. (“MRI”), a then wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $1.0 million at September 30, 2004.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations or liquidity. See “ITEM 1. LEGAL PROCEEDINGS” under “Part II. Other Information” for information regarding the Innovo and Sunset lawsuits.

NOTE 13. SUBSEQUENT EVENTS

Events occurring after the date of these financial statements not already reflected elsewhere are disclosed below.

In November 2004, ARI agreed to exchange 69,903 square feet of Centura land for 71,393 square feet of land that TXU Electric Delivery Company (“TXU”) owns adjacent to Centura land, for the relocation of electric transmission and distribution facilities. ARI has agreed to pay the actual costs of relocation, which is estimated at $453,000. ARI will also pay an additional $36,000 to TXU for the difference in the value of the ARI property and the TXU property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and ARI’s 2003 Form 10-K, referred to herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and federal securities laws. These statements concern the intent, belief or expectations of ARI’s officers with respect to ARI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward-looking statements. Actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on ARI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state and local legislation. For example: Some of ARI’s tenants may not renew expiring leases and ARI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which ARI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and ARI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in ARI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond ARI’s control. Forward-looking statements are only expressions of ARI’s present expectations and intentions. Forward-looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward-looking statements.

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

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At September 30, 2004, ARI and TCI have the same advisor and Board of Directors. One Director of ARI (Ted Stokely) also serves as a director of IORI.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM executed a promissory note in favor of an ARI subsidiary in the amount of $0.5 million. After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM. After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in open market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At September 30, 2004, ARI subsidiaries owned 80.0% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At September 30, 2004, TCI owned 24.0% of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

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

Liquidity and Capital Resources

Net cash used in operating activities amounted to $6.8 million for the nine months ended September 30, 2004. ARI reported a net loss of $15.1 million for the nine months ended September 30, 2004, which included the following non-cash charges and credits: gain on sale of real estate of $31.4 million, depreciation and amortization from real estate held for investment of $22.6 million, amortization of deferred borrowing costs of $6.1 million, writedown of assets held for sale of $3.4 million, gain on forgiveness of debt of $2.3 million, gain on foreign currency transaction of $1.8 million, discount on sale of notes receivable of $0.4 million, and equity in loss of equity investees of $0.1 million. Other assets decreased by $6.1 million primarily due to a reduction in escrows and deposits, other liabilities increased by $3.5 million primarily due to an increase in accrued expenses, interest receivable decreased by $0.7 million due to collection of accrued interest receivable, minority interest decreased by $1.1 million and interest payable increased by $1.8 million.

Net cash used in investing activities of $53.4 million was primarily due to real estate improvements of $137.5 million, acquisitions of real estate of $26.1 million, investment in real estate entities of $2.6 million, earnest money deposits of $3.3 million, and purchases of pizza parlor equipment of $1.0 million. These outflows for investing activities were offset by $108.6 million from the sale of real estate, $6.2 million from the sale of notes receivable, and $2.4 million from collection of notes receivable.

Net cash provided by financing activities of $61.8 million was comprised of proceeds received from the funding or refinancing of notes payable of $314.6 million, offset by cash payments of $237.0 million to paydown existing notes payable, payments to affiliates of $6.5 million, $6.4 million for financing costs, $0.9 million in dividends on Preferred Stock, net payments on stock loans of $0.6 million and $1.4 million to repurchase common stock.

In 2004, ARI purchased the following property:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444	5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729	5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687	5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791	5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316	5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779	5.78		06/45

Land
Lubbock	Lubbock, TX	2.9 Acres	224	224	—	—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900	5.00	(2)	01/06
Railroad	Dallas, TX	.3 Acres	708	704	—	—		—

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Second Quarter
Apartments
Treehouse(3)	Irving, TX	160 Units	7,519	(498)	5,027	(4)	5.00		08/13
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

Land
Cooks Lane(1)	Ft. Worth, TX	23.2 Acres	1,000	1,034	—		—		—
Rogers (1)	Rogers, AR	20.1 Acres	1,390	506	1,130		10.50		04/05

Third Quarter
Land
Granbury Station	Ft. Worth, TX	15.7 Acres	923	236	738		7.00		09/07
Ladue	Farmers Branch, TX	8.0 Acres	1,743	659	1,206		6.65	(2)	06/06

Fourth Quarter
Land
Denton-Coonrod	Denton, TX	82.2 Acres	1,644	1,046	840		6.25		11/06
DeSoto	DeSoto, TX	21.9 Acres	2,516	1,364	1,265		6.25		11/06
West End	Dallas, TX	0.2 Acres	71	71	—		—		—

(1)	Land purchased for apartment construction.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498 in cash received.
(4)	Assumed debt of seller.

In 2004, ARI sold the following property:

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received	Debt Discharged		Gain/(Loss) on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,869	$6,189	(1)	$49

Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)	—	(3)

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		3,503	(2)
Marine Creek	Ft. Worth, TX	10.7 Acres	1,488	1,198	991		—	(7)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	251	200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—

Office Buildings
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—	8,750		(92)
Countryside Harmon	Sterling, VA	5,000 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	22,800		6,807

Shopping Centers
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)	—	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808	5,358		4,011

Property	Location	Units/Sq. Ft./ Acres	Sales Price	Net Cash Received		Debt Discharged		Gain/(Loss) on Sale
Second Quarter
Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	$13,442	$10		$10,323	(1)	$—
Park Avenue	Tallahassee, FL	121 Units	6,225	876		4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(4)	5,531		1,688

Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		337
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842		3,772		708

Third Quarter
Apartments
Falcon House	Ft. Walton, FL	82 Units	3,330	1,178		1,950	(1)	1,209

Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077		422		454

Land
Rasor	Plano, TX	24.5 Acres	2,600	2,600		—		—	(8)
Vista Ridge	Lewisville, TX	1.3 Acres	310	259		—		131

Shopping Centers
Collection	Denver, CO	267,812 Sq. Ft.	21,200	6,703		13,153		3,314

Fourth Quarter
Apartments
In the Pines	Gainesville, FL	242 Units	11,300	3,247		5,201		5,517
La Mirada	Jacksonville, FL	320 Units	10,500	2,576		7,098		7,576

Land
Mason Goodrich	Houston, TX	4.0 Acres	523	33		436		306
Mason Goodrich	Houston, TX	2.4 Acres	250	15		200		115

Office Buildings
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448		2,899		805
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743		7,654		6,227

(1)	Debt assumed by purchaser.
(2)	A portion of the land was sold on a contingent basis for a secured note receivable of $7,150. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Additional gain of $4,412 deferred until the contingency period expires. $747 of deferred gain recognized in September 2004 upon receipt of $1,072 principal payment on the note receivable.
(3)	Sold to BCM, a related party, for assumption of debt and a secured note receivable. See Note 3. “NOTES AND INTEREST RECEIVABLE.” Gain of $1,157 (Texstar) and $521 (K-Mart) deferred until sale to unrelated party.
(4)	Includes a $1,971 deposit received in February 2004.
(5)	Sold to Unified Housing Foundation Inc. (“UHF”), a related party, in 2003. See Note 8. “RELATED PARTY TRANSACTIONS.” Gain of $2,542 deferred until sale to unrelated party.
(6)	Returned to lender. See Note 6. “NOTES AND INTEREST PAYABLE.”
(7)	Sold to a UHF. Gain of $581 deferred until sale to unrelated party.
(8)	Sold to BCM. Gain of $220 deferred until sale to related party.

In January 2004, the lender on three of ARI’s land properties located in Texas notified ARI that the loans on the properties were in default due to ARI’s failure to make timely debt service payments. The balance owed on the loans was $10.3 million. In September 2004, ARI obtained new financing of $9.7 million and settled the original loans and accrued but unpaid interest for $9.1 million. ARI recognized debt forgiveness of $2.3 million.

In February 2004, the Brandeis office building was returned to the lender via a Deed in Lieu of Foreclosure process. The outstanding debt and accrued interest was $8.8 million. ARI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In February 2003, the lender on one of ARI’s hotel properties located in Virginia and three hotel properties in Chicago notified ARI that the loans on the properties were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans was $21.2 million. In April 2003, the lender and ARI agreed to terms to cure the default and extend the maturity dates of the loans. In May 2003, ARI failed to satisfy the conditions in the lender’s Loan Modification Offer (the “Offer”), and the Offer was revoked. In August 2003, the hotels were sold to a related party which then filed for bankruptcy in an effort to restructure the debt on the properties. ARI expected the hotels to emerge as viable assets. The sales were not recorded due to ARI retaining control and having continuing involvement. In March 2004, ARI paid off these loans through other refinancings. The Virginia hotel was released from bankruptcy protection in March 2004. In August 2004, the Chicago hotels were released from bankruptcy protection.

In September 2004, the lender on one of ARI’s commercial properties located in Colorado notified ARI that the loan on the property was in default due to ARI’s failure to make timely debt service payments. The balance owed on the loan is $3.9 million. In October 2004, ARI sold this asset to a related party for assumption of debt and seller financing. At November 2004, negotiations with the lender are ongoing.

In October 2004, the lender on one of ARI’s land properties located in Tennessee notified ARI that the loan on the property was in default due to ARI’s failure to pay or extend the loan at maturity. The balance owed on the loan is $6.8 million. ARI continues to make monthly interest payments. At November 2004, negotiations with the lender are ongoing.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received/(Paid)		Interest Rate		Maturity Date
First Quarter
Hotels
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(3)	7.00	%(1)	03/05
Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	11/04
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	(75	)(4)	6.00	(1)	02/07

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176	2,663	323		5.15		06/37
Treehouse	Irving, TX	160 Units	5,780	5,027	138		5.06		07/34

Land

Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965	1,800	78		4.03	(1)	07/07
Mason Goodrich	Houston, TX	39.4 Acres	2,133	714	1,345		6.00	(1)	08/05
Walker	Dallas County, TX	132.6 Acres	8,750	7,950	264		5.90	(1)	06/06

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	8,000	7,829		4.03	(1)	07/07
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500	7,500	(164)		3.60	(1)	05/06

Third Quarter
Apartments
Villager	Fort Walton, FL	33 Units	804	507	129		5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250	—	—	(5)	12.50		12/04

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred		Debt Discharged		Net Cash Received/(Paid)	Interest Rate		Maturity Date
Hotels
City Suites	Chicago, IL	45 Rooms	$3,640		$—		$3,548	6.75	%(1)	09/09
Willows	Chicago, IL	52 Rooms	3,500		—		3,411	6.75	(1)	09/09

Land
Bonneau	Dallas County, TX	8.4 Acres	9,661	(6)	10,283	(7)	76	6.75	(1)	09/05
Chase Oaks	Plano, TX	5.8 Acres	—	(6)	—		—	—		—
Dalho	Farmers Branch, TX	2.9 Acres	—	(6)	—		—	—		—
HSM	Farmers Branch, TX	6.2 Acres	—	(6)	—		—	—		—
JHL Connell	Carrollton, TX	7.6 Acres	—	(6)	—		—	—		—
Las Colinas	Las Colinas, TX	1.5 Acres	—	(6)	—		—	—		—
Stagliano	Farmers Branch, TX	3.2 Acres	—	(6)	—		—	—		—
Vista Ridge	Lewisville, TX	64.9 Acres	—	(6)	—		—	—		—

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594		2,989	4.94		10/09
Cooley	Farmers Branch, TX	27,000 Sq. Ft.	2,600		1,726		811	5.50	(1)	09/06

Warehouses
Addison Hangers I & II	Addison, TX	52,650 Sq. Ft.	4,500		2,592		1,635	10.00		09/14

Fourth Quarter
Hotels
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(8)	5,138		(1,238)	5.75	(1)	10.05

Land
Cooks Lane	Ft. Worth, TX	23.2 Acres	550		—		—	6.25		11/06

Office Buildings
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(8)	—		—	5.75	(1)	10/05
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(8)	—		—	5.75	(1)	10/05

(1)	Variable interest rate.
(2)	Construction loan for apartment construction.
(3)	Cash of $10,961 was received by an affiliate, increasing ARI’s affiliate receivable.
(4)	Cash of $7,400 was received by an affiliate, increasing ARI’s affiliate receivable.
(5)	Cash of $3,250 was received by an affiliate, increasing ARI’s affiliate receivable.
(6)	Single note with all properties as collateral.
(7)	Debt forgiveness of $2,268 recognized.
(8)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio and bear interest rates ranging from 6.0% to 24.0%. Margin borrowing totaled $18.8 million at September 30, 2004.

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

Also In February 2004, ARI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as an ARI refinancing transaction in February 2004. ARI received $1.2 million in cash from the related party in February 2004 as payment on the land. ARI still has a note receivable balance of $290,000 remaining that bears interest at 12.0% and matures in April 2009. ARI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In March 2004, a related party purchased the loans on ARI’s three Chicago hotels for $10.8 million. This amount increased the affiliate payable balance by $10.8 million.

In May 2004, ARI purchased the Treehouse Apartments from an affiliate, with a net purchase price of $7.5 million after assumption of debt and a note receivable, less cash received of $0.5 million. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs of El Dorado was not recorded as a sale for accounting purposes. ARI recorded the sale of the Cliffs of El Dorado in May 2004, due to payment received for the Cliffs of El Dorado note receivable.

In July 2004, ARI obtained a loan of $3.2 million secured by a contract for sale of the Waters Edge III Apartments. The proceeds of $3.2 million were received by an affiliate, increasing ARI’s affiliate receivable.

In September 2004, ARI sold 10.0 acres of land to an affiliate for a purchase price of $0.7 million. Due to no cash received and common control, ARI has elected to continue consolidating this tract of land until the requirements for a sale have been met.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a subordinate pledge of 850,000 shares of ARI Common Stock owned by BCM. The shares are also pledged to a lender on ARI’s behalf. The interest rate was changed to 2% over the prime rate, currently 7.0% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $0.7 million in accrued interest was collected. In August 2004, $0.3 million in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

In April 2002, ARI and TCI sold 21 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At September 30, 2004, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.7 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the nine months ended September 30, 2004, ARI reported a net loss of $15.1 million, compared to net income of $13.0 million for the nine months ended September 30, 2003. The primary factors contributing to ARI’s net income or loss are discussed in the following paragraphs.

ARI began consolidating TCI’s operations effective March 31, 2003. The consolidation is the principal factor for the increase during the nine months ended September 30, 2004 in the following areas: rents, property operations expense, interest expense, depreciation and amortization, general and administrative expense, advisory fees, and gain on sale of real estate. For these items, results for the nine months ended September 30, 2004 are also presented without the effect of the consolidation of TCI’s operations for the first three months of 2004.

Rents (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
		As Restated	With TCI	Without 1Q TCI	As Restated
Commercial	$13,463	$13,997	$39,975	$32,296	$33,195
Apartments	21,163	18,364	61,960	47,233	40,581
Hotels	10,898	9,375	29,737	28,258	24,954
Land	115	138	429	288	322
Other	7	29	377	377	1,649

	$45,646	$41,903	$132,478	$108,452	$100,701

The increase in apartment rents was primarily attributable to completed construction. The increase in hotel rents was primarily attributable to increased occupancy. The decrease in other rents was primarily attributable to the sale of ARI’s interest in Realty Advisors Korea, Ltd. as of June 30, 2003. Total rents are expected to increase in 2004, as a result of completed apartment construction.

Property Operations Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
		As Restated	With TCI	Without 1Q TCI	As Restated
Commercial	$9,476	$8,410	$29,061	$24,423	$20,653
Apartments	14,259	13,758	40,858	31,888	29,112
Hotels	7,861	6,363	22,594	21,186	17,657
Land	820	1,416	3,502	3,124	4,636
Other	—	(2)	345	345	31

	$32,416	$29,945	$96,360	$80,966	$72,089

The increase in commercial operations expense for the three and nine months ended September 30, 2004, without the effect of the consolidation of TCI’s operations was primarily attributable to increased management fees. The increase in apartment operations expense, without the effect of the consolidation of TCI’s operations, was primarily attributable to property replacements and completed apartment construction. The increase in hotel operations expense was primarily attributable to increased personnel costs and an increase in repairs and replacement expenses. The decrease in land operations expense for the nine months ended September 30, 2004, without the effect of the consolidation of TCI’s operations, was primarily attributable to lower property taxes due to land sales. Property operations expenses are expected to increase in 2004, as a result of completed apartment construction.

Pizza parlor sales and cost of sales increased to $8.7 million and $6.8 million, respectively, in the three months ended September 30, 2004 and $25.7 million and $19.9 million in the nine months ended September 30, 2004 from $8.3 million and $6.6 million, respectively, in the three months ended September 30, 2003 and $24.3 million and $19.4 million in the nine months ended September 30, 2003. The increase was primarily attributable to a 7.95% increase in same store sales and a 31% increase in the average price of cheese in 2004.

Interest income from notes receivable decreased to $1.1 million and $3.5 million in the three and nine months ended September 30, 2004 from $1.8 million and $7.4 million in 2003, due to the collection of $34.3 million of notes receivable in 2003.

Equity in income (loss) of investees improved to $0.1 million and $(0.1) million in the three and nine months ended September 30, 2004, from $(0.2) million and $(4.3) million in 2003. Prior to March 31, 2003, ARI’s equity in income (loss) of investees included equity in TCI’s operations.

Gain (loss) on foreign currency transaction improved to $0.6 million and $1.8 million in the three and nine months ended September 30, 2004, from $(1.0) million in the three and nine months ended September 30, 2003, due to a strengthening of the Polish zloty against the euro for Hotel Akademia during 2004. Hotel Akademia’s long-term debt is denominated in euros, and the impact of the translation of euros into zlotys prior to translation into US dollars is recorded as a gain or loss in the Consolidated Statements of Operations.

Gain on extinguishment of debt was $2.3 million in the three and nine months ended September 30, 2004. In September 2004, ARI settled $10.3 million of debt, plus $1.1 million of accrued but unpaid interest, for $9.1 million.

Interest Expense (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
		As Restated	With TCI	Without 1Q TCI	As Restated
Commercial	$3,348	$3,609	$10,847	$9,201	$8,865
Apartments	7,657	5,852	20,921	15,425	12,128
Hotels	1,327	1,129	4,088	3,534	2,953
Land	3,131	4,271	9,277	8,775	12,098
Pizza parlors	368	336	1,129	1,129	738
Other	1,311	1,039	3,890	3,890	4,826

	$17,142	$16,236	$50,152	$41,954	$41,608

The increase in apartment interest expense was primarily attributable to increased loan balances due to completed apartment construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable and reduced interest rates on land mortgages.

Depreciation and Amortization (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
		As Restated	With TCI	Without 1Q TCI	As Restated
Commercial	$3,150	$2,753	$9,131	$7,007	$6,452
Apartments	2,161	1,563	6,466	4,680	3,285
Hotels	977	738	2,958	2,620	2,055
Pizza parlors	337	347	1,001	1,000	1,041
Other	16	12	41	29	16

	$6,641	$5,413	$19,597	$15,336	$12,849

The increase in apartment depreciation and amortization was primarily due to completed construction.

Discount on sale of notes receivable decreased to $0.4 million in the nine months ended September 30, 2004, from $1.6 million in 2003. This represents the discount from the face amount given by ARI to purchasers of notes receivable.

General and administrative expenses decreased to $2.6 million and $11.5 million in the three and nine months ended September 30, 2004, from $5.2 million and $15.9 million in 2003. Without the effect of the consolidation of TCI’s first quarter 2004 operations, general and administrative expenses decreased to $8.5 million in the nine months ended September 30, 2004. The decrease was primarily attributable to reduced legal fees and reduced expense charges from ARI’s advisors.

Advisory fees decreased to $2.9 million and $8.2 million in the three and nine months ended September 30, 2004, from $3.7 million and $8.5 million in 2003. Without the effect of the consolidation of TCI’s first quarter 2004 operations, advisory fees decreased to $6.5 million in the nine months ended September 30, 2004. The decrease was primarily attributable to a reduction in ARI’s net assets, upon which the fee is based. Also, in 2003, one additional month of fees was recorded.

Net income fee to affiliate was $0.7 million in the three and nine months ended September 30, 2003. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

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

Writedown of assets held for sale was $3.4 million in the three and nine months ended September 30, 2004, compared to $2.4 million in the nine months ended September 30, 2003. The carrying values of two office buildings in Sterling, Virginia, under contract for sale in the fourth quarter of 2004, were reduced to their net realizable value in the third quarter of 2004. The carrying value of an office building in Encino, California, sold in the third quarter of 2003, was reduced to its net realizable value in the second quarter of 2003.

Minority interest decreased to $(1.5) million and $0.2 million in the three and nine months ended September 30, 2004, from $0.1 million and $1.5 million in 2003. The changes are primarily attributable to the consolidation of TCI’s operations by ARI, as the 19.99% minority share of TCI’s net income (loss) is recorded as minority interest expense by ARI.

Net income from discontinued operations decreased to $4.3 million and $24.6 million in the three and nine months ended September 30, 2004 from $14.3 million and $26.6 million in 2003. The net income relates to 24 properties that ARI sold or are pending sale during 2004 and 32 properties that ARI sold during 2003. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2004	2003	2004	2003
Revenue:
Rental	$5,106	$12,236	$18,680	$32,995
Property operations	2,839	8,416	9,893	20,762

	2,267	3,820	8,787	12,233

Expenses:
Interest	2,472	5,963	7,877	15,188
Depreciation	794	1,606	3,047	4,356

	3,266	7,569	10,924	19,544

Net loss from discontinued operations	(999)	(3,749)	(2,137)	(7,311)

Gain on sale of real estate	5,306	18,222	25,895	34,042
Equity in gain (loss) on sale of real estate by equity investees	(9)	(165)	886	(165)

Net income from discontinued operations	$4,298	$14,308	$24,644	$26,566

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes for the first nine months of 2004 and had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2003; therefore, it recorded no provision for income taxes.

At September 30, 2004, ARI had a net deferred tax asset of $113.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2004 and a loss for federal income tax purposes in the first nine months of 2003; therefore, it recorded no provision for income taxes.

At September 30, 2004, TCI had a net deferred tax asset of $26.5 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2004, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$215,962	5.703%	$2,160

Total decrease in ARI’s annual net income			$2,160
Per share			$.20

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, ARI carried out an evaluation, under the supervision and with the participation of ARI’s management, including ARI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of ARI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures are effective in timely alerting him to material information relating to ARI (including its consolidated subsidiaries) required to be included in ARI’s periodic SEC filings.

(b)	There have been no significant changes in ARI’s internal controls or in other factors that could significantly affect ARI’s internal controls subsequent to the date ARI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 10, 2004, American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc. instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group, LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, a constructive trust be established, and other relief.

On October 5, 2004, Sunset Management, LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. (“TCI”) in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc. (“ARI”), Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”), Prime Income Asset Management LLC (“Prime”), Income Opportunity Realty Investors, Inc. (“IORI”), United Housing Foundation, Inc. (“United”), Regis Realty, Inc. (“Regis”), TCI, TCI’s current directors and officers and others. Sunset’s complaint was instituted as Case No. 304CV20162-B styled Sunset Management, LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. Sunset’s complaint alleges (i) Sunset is the owner of ten shares of Common Stock of TCI, and Sunset is the pledgee and beneficial owner of 3,673,115 shares of Common Stock of TCI, (ii) Sunset is a single-member limited liability company, (iii) that all of the defendants have in their various capacities breached fiduciary duties to TCI and (iv) unjust enrichment of the various defendants. Sunset’s complaint seeks an injunction prohibiting TCI from entering into any related-party transactions that are not fair to TCI and approved by disinterested directors and/or the stockholders with full knowledge of the common interest of the directors and/or officers, unspecified damages, attorneys’ fees and costs. Individual directors and officers of TCI do not believe their interests are adverse to TCI in this matter. All defendants believe the action is not properly brought as a derivative action on behalf of TCI, as Sunset’s interests are adverse to the interests of TCI. The current action brought by Sunset contains many of the same allegations raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief.

The Defendants intend to vigorously defend the action and have filed a Motion to Dismiss the case pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exception for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders.

The current Sunset complaint is the fifth in a continuing series of actions involving Sunset, certain subsidiaries of ARI, and ARI resulting from a loan in September 2001 to BCM and three subsidiaries of ARI in the original amount of $30 million ($19.5 million of which bore interest at 24% per annum, while the remaining $10.5 million of which bore interest at 20% per annum). In September 2002, $15 million in principal was repaid leaving a $15 million balance, which Sunset orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset did not honor, resulting in original litigation filed in Texas state court during October 2002 styled American Realty Trust, Inc. ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset, as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of certain shares of Common Stock of TCI held by Commonwealth as Pledge Holder. On January 31, 2003 after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instituted a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc., et al., Cause No. A462587 pending in District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset has continued to attempt to re-litigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross claims and counterclaims in the Texas Litigation and renewed motions for injunctions and appointment of a receiver in the Nevada Litigation. During September 2003, the Texas Litigation was removed to the bankruptcy court for the Northern District of Texas and subsequently transferred to the Eastern District of Texas. Sunset and the Plaintiffs have filed cross-motions for partial summary judgment in the bankruptcy court which have been briefed but remain pending at this time. The parties have also filed an agreed motion to withdraw the reference and have the case transferred to a United States District Judge for trial, which has been denied without prejudice pending the resolution of pretrial motions, including the motions for summary judgment.

On February 10, 2004, Sunset filed yet another lawsuit in Nevada styled Sunset Management L.L.C. v. Transcontinental Realty Investors, Inc., Case No. CV04-00345 in the Superior Court of Washoe County, seeking to compel a new election of directors, alleging that Sunset was improperly denied voting rights with respect to certain pledged shares at the 2003 stockholders’ meeting of TCI. TCI responded to that action by informing the Nevada Court that the issue of the validity and effectiveness of proxies purportedly held by Sunset in connection with the loan was already pending before the bankruptcy court. On May 12, 2004, the Nevada District Court denied Sunset’s motion to compel an election of corporate directors because of the dispute pending in the Texas bankruptcy court concerning the status of the loan. Subsequently, the Nevada Court denied two motions for reconsideration filed by Sunset. Sunset is currently appealing the rulings of the Washoe District Court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases made by ARI of shares of ARI Common Stock on a monthly basis during the third quarter of 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2004	—	$—	—	587,793
August 2004	122,400	9.01	122,400	465,393
September 2004	—	—	—	465,393

Total	122,400	$9.01	122,400

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on September 15, 2004, at which meeting stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for ARI for the fiscal year ending December 31, 2004. At the Meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	10,476,859	47,636
Sharon Hunt	10,477,730	46,765
Ted R. Munselle	10,478,284	46,211
Ted P. Stokeley	10,476,809	47,686
Martin L. White	10,477,799	46,696

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2004, and any interim period, at least 10,481,628 votes were received in favor of such proposal, 25,059 votes were received against such proposal, and 17,808 votes abstained.

ITEM 6. EXHIBITS

The	following exhibits are filed herewith or incorporated by reference as indicated:

Exhibit Number	Description
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 15, 2004	By:	/s/ J. C. Lowenberg, III
J. C. Lowenberg, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Acting Principal Executive Officer)

	By:	/s/ Scott T. Lewis
Scott T. Lewis
Vice President and Chief Accounting Officer

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2004

Exhibit Number	Description	Page Number
31.1	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934.

31.2	Certification Required by Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.