Form 10-K
period 2004-12-31
AMERICAN REALTY INVESTORS INC
filed 2005-03-31
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15663

American Realty Investors, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	75-2847135 (I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300, Dallas, Texas (Address of Principal Executive Offices)	75234 (Zip Code)

(469) 522-4200

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock on the New York Stock Exchange as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $19,911,105 based upon a total of 2,204,995 shares held as of June 30, 2004 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing would yield a different value. As of March 24, 2005, there were 10,895,972 shares of common stock outstanding, including 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described under “Risk Factors Related to ARI’s Business” beginning on page 5.

PART I

ITEM 1.	BUSINESS

The predecessor to American Realty Investors, Inc. (“ARI” or the “Company” or “we” or “us”) was organized in 1961 to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income.

On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. (“TCI”), and Income Opportunity Realty Investors, Inc. (“IORI”) jointly announced a preliminary agreement with the plaintiff’s legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for a complete settlement of all disputes in the lawsuit (the “Olive Litigation”). In February 2002, the court granted final approval of the proposed settlement (the “Olive Settlement”). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offers for the IORI and TCI shares. The tender offers were completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by unaffiliated stockholders. Pursuant to the tender offers, ARI subsidiaries acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offer fulfilled the obligations under the Olive Settlement, and the Olive Litigation originally filed in February 1990 was dismissed with prejudice.

After the tender offer, ARI subsidiaries owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI subsidiaries and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At December 31, 2004, ARI and TCI have the same Board of Directors, and one director of ARI (Ted Stokely) serves as a director of IORI. Effective July 1, 2003, ARI and TCI have the same advisor.

On June 2, 2003, ARI subsidiaries exchanged all of their 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. After the exchange, ARI subsidiaries owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (See NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the transaction, ARI subsidiaries owned 76.8% of the outstanding shares of TCI. In December 2003, ARI subsidiaries purchased 88,600 TCI shares in open market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2004, ARI subsidiaries owned 82.2% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2004, TCI owned 24.0% of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARI and TCI. PAMI is owned by Realty Advisors, Inc. (80%) and Syntek West, Inc. (“Syntek West”) (20%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

Business Plan and Investment Policy

ARI’s primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects, and partnerships and, to a lesser extent, financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of ARI is set forth in ITEM 2. “PROPERTIES,” NOTE 3. “NOTES AND INTEREST RECEIVABLE” and in Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” ARI has six operating segments: apartments, commercial properties, hotels, land ownership, quick-service restaurants, and notes receivables. See NOTE 18 “OPERATING SEGMENTS” to the Consolidated Financial Statements.

ARI’s business objective is to maximize long-term profitability for its stockholders by investing in commercial real estate through the ownership, management, development, and acquisition of apartments, commercial properties, hotels, and land. ARI intends to achieve this objective through offering properties in multiple markets and operating as a leading landlord within the industry. ARI believes that this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, both in terms of geographic market and real estate product type, and access to capital. In pursuing its business objective, ARI seeks to achieve a combination of internal and external growth, maintain a strong balance sheet, and pursue a strategy of financial flexibility. When ARI’s marketing efforts identify opportunities, ARI will in appropriate instances, pursue those opportunities. ARI seeks to maximize the profitability of its apartments and commercial properties by endeavoring to maintain high occupancy levels while obtaining competitive rental rates, controlling costs and focusing on customer service efforts.

Current general economic conditions have resulted in downward pressure on rental rates, and market rental rates have declined on a year-to-year basis. ARI seeks to generate increased cash flow from apartments and commercial properties in operation through annual contractual increases in rental rates under leases. ARI also seeks to identify the best practices across operating platforms in order to enhance cost savings and other efficiencies. ARI and its subsidiaries employ an annual capital improvement and preventive maintenance program designed to reduce the operating costs of the apartments and commercial properties and maintain the long-term value of those real estate assets.

ARI also pursues attractive development opportunities, focusing primarily upon new construction or development, either directly or in concert with unaffiliated parties or affiliates. A summary of the properties under construction is set forth under ITEM 2. “PROPERTIES” below.

ARI also seeks to acquire properties consistent with its business objectives and strategies. ARI executes its acquisition strategy by purchasing properties which management believes will create stockholder value over the long-term. During the year ended December 31, 2004, ARI, through its subsidiaries, acquired 19 properties and disposed of 31 properties. ARI’s subsidiaries dispose of properties and land held for development, which no longer fit within ARI’s business plan or with respect to which management believes it can optimize cash proceeds.

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

Substantially all properties are owned by separate subsidiaries of ARI, many of which are single-asset entities. This structure permits greater access to financing for individual properties and permits flexibility in the type of transaction available for future disposition of each property by permitting a sale of either the asset or the equity ownership in the entity owning the asset. From time-to-time, subsidiaries have invested in joint ventures with others, which creates the possibility of risks that do not exist with properties solely owned by an ARI subsidiary. In those instances where other participants are involved, those other participants may, at any time, have business, economic or other objectives that are inconsistent with ARI’s objectives, which may require a different action for the operation or ultimate disposition of the asset in question.

Real estate generally cannot be sold quickly. ARI and its subsidiaries may not be able to dispose of properties promptly in response to economic or other conditions. To offset this challenge, selective dispositions have been a part of ARI’s strategy to create an efficient portfolio and provide additional sources of capital for future use. See the discussion under “LIQUIDITY AND CAPITAL RESOURCES” in MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information concerning sales of properties during the past three years. Similarly, ARI and its subsidiaries finance acquisitions at times through non-recourse mortgages, internally generated funds, and to a lesser extent, property sales. Those sources provide the bulk of funds for future acquisitions. ARI, from time-to-time, acquires properties subject to existing indebtedness by a subsidiary assuming such indebtedness. When properties are acquired in such manner, ARI and its subsidiaries customarily seek to refinance the asset in order to properly leverage the asset for future operation.

ARI, through its subsidiary, Milano Restaurants International Corporation (“MRI”), operates and franchises several quick-service restaurant concepts including pizzerias featuring pizza delivery, carryout and dine-in under the trademarks “Me-N-Ed’s Pizzerias,” “Me-N-Ed’s Slices,” and “Angelo & Vito’s Pizzerias.” The first Me-N-Ed’s Pizzeria opened in 1958. At December 31, 2004, there were 60 restaurants in operation, consisting of 41 owned and 19 franchised. Two of the restaurants were located in Texas and the remainder were in California. In addition to the Pizzerias, MRI has developed two new concepts: Pizzeria del Pane, a bakery/café concept and Zia Mia’s Cucina Italiana, a full service Italian restaurant. The initial locations for each of the concepts opened in 2004.

ARI’s businesses are not seasonal. With regard to real estate investments, ARI is seeking both current income and capital appreciation. ARI’s plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income producing real estate such as hotels, apartments, or commercial properties, or equity securities of real estate-related entities. ARI also intends to continue to pursue higher risk, higher reward investments, such as improved and unimproved land where it can obtain financing of substantially all of a property’s purchase price. ARI intends to seek selected dispositions of certain of its assets, in particular, selected income producing properties in stabilized markets and certain of its land holdings where the prices obtainable for such assets justify their disposition. ARI has determined that it will no longer actively seek to fund or purchase mortgage loans. However, it may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. See ITEM 2. “PROPERTIES,” NOTE 3. “NOTES AND INTEREST RECEIVABLE” and Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

The specific composition from time-to-time of ARI’s real estate portfolio owned through subsidiaries depends largely on the judgment of management as to changing investment opportunities and the level of risk associated with specific investments or types of investments. Management intends to attempt to maintain a real estate portfolio diversified by location and type of property.

In addition to its equity investments in real estate, ARI and/or its subsidiaries have also invested in private and open market purchases of the equity securities of IORI and TCI, both affiliates of ARI. See ITEM 2. “PROPERTIES—Investments in Real Estate Companies.”

Risk Factors Related to ARI’s Business

Adverse events concerning existing tenants, or negative market conditions that may affect existing tenants could have an adverse impact on ARI’s ability to attract new tenants, relet space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth. Cash flow from operations depends on the ability to lease space to tenants on economically favorable terms. ARI could be adversely affected by various facts and events over which there is limited control, such as:

•	lack of demand for space in areas where the properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located;

•	potential risk of functional obsolescence of properties over time.

At any time, any tenant may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay a lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to the Company.

If tenants do not renew their leases as they expire, ARI may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is relet, may have terms that are less economically favorable than current lease terms, or may require ARI to incur significant costs, such as renovations, tenant improvements, or lease transaction costs.

Any of these events could adversely affect cash flow from operations and ARI’s ability to make expected distributions to shareholders and service indebtedness.

A significant portion of the costs, such as real estate taxes, insurance costs, and debt service payments, generally are not reduced when circumstances cause a decrease in cash flow from the properties.

ARI may not be able to compete successfully with other entities that operate in our industry. ARI experiences a great deal of competition in attracting tenants for the properties and in locating land to develop and properties to acquire.

In ARI’s effort to lease these properties, ARI competes for tenants with a broad spectrum of other landlords in each of the markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than ARI is able to offer.

If the availability of land or high quality properties in ARI’s markets diminishes, operating results could be adversely affected.

ARI may experience increased operating costs, which could adversely affect our operations. ARI’s properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs, and maintenance of the properties. While current tenants generally are obligated to pay a significant portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or new tenants will agree to pay these costs. If operating expenses increase in ARI’s markets, ARI may not be able to increase rents or reimbursements in all of these markets to meet increased expenses, without at the same time decreasing occupancy rates. If this occurs, ARI’s ability to make distributions to shareholders and service indebtedness could be adversely affected.

ARI’s ability to achieve growth in operating income depends in part on the ability to develop properties, which may suffer under certain circumstances. ARI intends to continue to develop properties where warranted by market conditions. The decline in demand for real estate has reduced the amount of development ARI is undertaking. ARI has a number of ongoing development and land projects being readied for development.

Additionally, general construction and development activities include the following risks:

•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property;

•	construction costs may exceed original estimates due to increases in interest rates and increased materials, labor or other costs, possibly making the property unprofitable because of inability to increase rents to compensate for the increase in construction costs;

•	some developments may fail to achieve expectations, possibly making them unprofitable;

•	ARI may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require ARI to abandon their activities entirely with respect to a project;

•	ARI may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If ARI determines to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and ARI may determine the investment is impaired resulting in a loss;

•	ARI may expend funds on and devote management’s time to projects which we do not complete;

•	occupancy rates and rents at newly-completed properties may fluctuate depending on a number of factors, including market and economic conditions, which may result in lower than projected rental rates with the result that the investment is not profitable.

ARI faces risks associated with property acquisitions.    ARI acquires individual properties and portfolios of properties, and intends to continue to do so. The acquisition activities and their success are subject to the following risks:

•	when ARI is able to locate a desired property, competition from other real estate investors may significantly increase the purchase price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than the estimates;

•	acquired properties may be located in new markets where ARI faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•	ARI may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

ARI may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against ARI based upon ownership of those properties, ARI might have to pay substantial sums to settle it, which could adversely affect cash flow.

Many of ARI’s properties are concentrated in our primary markets, and may suffer economic harm as a result of adverse conditions in those markets.    ARI’s properties are located principally in specific geographic areas in the Southwestern, Southeastern, and Midwestern United States. Due to the concentration of properties in these areas, performance is dependent on economic conditions. These areas have experienced periods of economic decline.

ARI is highly leveraged and may not be able to meet our debt service obligations.    ARI had total indebtedness at December 31, 2004 of approximately $958.6 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and require fixed payments regardless of profitability. ARI’s highly leveraged position makes it vulnerable to changes in economic conditions and may limit the ability to capitalize on significant business opportunities in the future.

The Company may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.    ARI relies on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources relied on. There is no guarantee ARI will be able to access these markets, or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	ARI’s own financial structure and performance;

•	the market’s opinion of REITs and real estate companies in general;

•	the market’s opinion of REITs and real estate companies that own properties like ARI.

ARI may suffer adverse effects as a result of terms of and covenants relating to the Company’s indebtedness.    Required payments on ARI’s indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders will be reduced. If payments on debt cannot be made, ARI could sustain a loss, or in the case of mortgages, suffer foreclosures by mortgagees or suffer judgments. Further, some obligations contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

ARI anticipates only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, ARI is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that ARI may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the existing debt. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity securities, cash flow will not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

ARI’s credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt, which ARI must maintain. ARI’s continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and ARI may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

The degree of leverage could affect ARI’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, development, or other general corporate purposes. The degree of leverage could also make ARI more vulnerable to a downturn in business or the economy or could affect the market price the common stock.

An increase in interest rates would increase interest costs on variable rate debt and could adversely impact the ability to refinance existing debt.    ARI currently has, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will the interest costs, which would adversely affect cash flow and the ability to pay principal and interest on ARI’s debt and the ability to make distributions to shareholders. Further, rising interest rates could limit ARI’s ability to refinance existing debt when it matures.

Unbudgeted capital expenditures or cost overruns could adversely affect business operations and cash flow.    If capital expenditures on ongoing or planned development projects, renovations, or condominium conversions exceed our expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, ARI might not have access to funds on a timely basis to meet the unexpected expenditures.

Construction costs are funded in large part through construction financing, which the Company often guarantees, and the Company’s obligation to pay interest on this financing continues until the rental project is completed, leased up, and permanent financing is obtained, or the for sale project is sold out. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

ARI may need to sell properties from time-to-time for cash flow purposes.    Because of the lack of liquidity of real estate investments generally, ARI’s ability to respond to changing circumstances may be impaired. Real estate investments generally cannot be sold quickly. In the event that ARI must sell assets to generate cash flow, ARI cannot predict whether there will be a market for those assets in the time period desired or need to sell them, or whether ARI will be able to sell them at a price that will allow the Company to fully recoup the investment. ARI may not be able to realize the full potential value of the assets, and may incur costs related to the early pay-off of the debt secured by such assets.

The Company intends to devote increasing resources to the development of new projects.    ARI plans to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	ARI may abandon a project after spending non-recoverable time and money determining its feasibility;

•	Construction costs may materially exceed original estimates;

•	The revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	ARI may not be able to obtain financing on favorable terms for development of a property, if at all;

•	The Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs;

•	ARI may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.    ARI is subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	changes in general or local economic conditions: because ARI’s real estate assets are concentrated in the Southwest, Southeast, and Midwest any deterioration in the general economic conditions in any of those states could have an adverse effect on business and assets in that state;

•	changes in interest rates may make the ability to satisfy debt service requirements materially more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control, and

•	floods, earthquakes and other similar natural disasters.

Risks Related to the Real Estate Industry

Real estate investments are illiquid, and the Company may not be able to sell our properties if and when we determine it is appropriate to do so.    Real estate generally cannot be sold quickly. ARI may not be able to dispose of properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code limit ARI’s ability to sell properties in some situations when it may be economically advantageous to do so, thereby adversely affecting returns to stockholders and adversely impacting the ability to meet ARI’s obligations to the holders of other securities.

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies, which guide it, its day-to-day operations are performed by Prime, a contractual advisor under the supervision of the Board. The duties of Prime include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage note investments and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with ARI’s business plan and investment policy decisions made by the Board. Prime is indirectly owned by Gene E. Phillips (20%) and by a trust for the children of Gene E. Phillips (80%). Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime, and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and ARI. As of March 24, 2005, PIAMI, Prime’s parent, owned 1,437,208 shares of ARI’s Common Stock, approximately 13.2% of the shares then outstanding. Prime is more fully described in ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

Prime has been providing advisory services to ARI since October 1, 2003. Prime also serves as advisor to TCI. The officers of ARI are also officers of IORI, TCI, and Prime. The directors of ARI also serve as directors of TCI. The Chairman of the Board of Directors of ARI also serves as the Chairman of the Board of Directors of TCI and IORI. Affiliates of Prime have provided property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide such property management services. Triad and Carmel subcontract with other entities for property-level management services. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracts the property-level management and leasing of 30 of ARI’s commercial properties (shopping centers, office buildings and industrial warehouses) to Regis Realty I, LLC (“Regis I”) which is owned by Highland.

Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Hotel I, LLC, has managed ARI’s 11 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company previously owned by First Equity Properties, Inc., which is a company affiliated with Prime. On May 1, 2004, Regis I acquired the ownership of Carmel.

Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor.”

ARI has no employees itself, but MRI has 843 employees. Employees of Prime render services to ARI.

Competition

Real Estate.    The real estate business is highly competitive, and ARI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”), some of which have greater financial resources than ARI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as marketing, collections and control of operating expenses, the amount of new construction in the area, and the maintenance and appearance of the property. Additional competitive factors with respect to commercial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and sensitivity to market conditions in setting rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial or group users. Management believes that beyond general economic circumstances and trends, the rate at which properties are renovated or the rate new properties are developed in the vicinity of each of ARI’s properties, in particular its improved and unimproved land, are also competitive factors. See also “Risk Factors Related to ARI’s Business.”

To the extent that ARI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell properties in areas where ARI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions,” the officers of ARI also serve as officers of IORI (with the exception of the CFO) and TCI, both of which have business objectives similar to ARI’s. ARI’s officers and advisor owe fiduciary duties to both IORI and TCI as well as to ARI under applicable law. In determining whether a particular investment opportunity will be allocated to ARI, IORI, or TCI, management and the advisor consider the respective investment objectives of each and the appropriateness of a particular investment in light of the existing real estate and mortgage notes receivable portfolios of each. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity will be allocated to the entity, which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all or some of the entities.

In addition, also as described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” ARI competes with entities, which are affiliates of Prime having similar investment objectives in the purchasing, selling, leasing, and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed ARI that it intends to continue to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

ARI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the purchase, sale, or refinancing of a property difficult or unattractive, and which may make debt service burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or the advisor. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of ARI’s real estate and mortgage notes receivable portfolios. However, to the extent that property sales, new property investments, in particular improved and unimproved land, or mortgage lending are concentrated in any particular region, the advantages of geographic diversification are mitigated.

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

Pizza Parlors.    The pizza parlor business is highly competitive and is affected by changes in consumer tastes and eating habits, as well as national, regional, and local economic conditions, and demographic trends. The performance of an individual pizza parlor can be affected by changes in traffic patterns, demographics, and the type, number and location of competing restaurants.

The quick-service restaurant industry is extremely competitive with respect to price, service, location, and food quality. MRI and its franchisees compete with a variety of other restaurants in the quick-service restaurant industry; including those that offer dine-in, carryout, and delivery services. These competitors include national and regional chains, franchisees of other restaurant chains, and local owner-operated restaurants. Some of these competitors have been in existence longer and have an established market presence in certain geographic regions, and some have substantially greater financial, marketing, and other resources than MRI and its franchisees. MRI competes for qualified franchisees with many other restaurant concepts, including national and regional restaurant chains.

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

At December 31, 2004, MRI owned and operated 41 and franchised 19 pizza parlors. The results achieved by MRI’s relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of MRI’s relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on MRI’s results of operations than would be the case in a company owning more pizza parlors.

MRI’s existing pizza parlors, both owned and franchised, are located in California or Texas. At December 31, 2004, there were 58 pizza parlors in California and two in Texas. Accordingly, MRI’s results of operations may be affected by economic or other conditions in those regions. Also, given MRI’s present geographic concentration, publicity relating to MRI’s pizza parlors could have a more pronounced effect on MRI’s overall sales than might be the case if MRI’s pizza parlors were geographically dispersed.

All of MRI’s owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent. There can be no assurance that MRI will be able to renew leases upon expiration or that the lease terms on renewal will be as favorable as the current lease terms. In 2004, MRI closed one company-owned store, opened two new franchise stores, reopened a remodeled franchised store, with two franchise stores leaving the system. In 2005, three new franchise stores are scheduled to open.

In July 2003, ARI sold its interest in MRI to Gruppa Florentina, LLC (“Gruppa”), for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million. ARI owns 20.0% of Gruppa, thereby retaining a 20.0% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued and unpaid interest, to reduce affiliate debt.

Available Information

ARI maintains an internet site at http://www.amrealtytrust.com. Available through the website, free of charge, are Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, ARI has posted the charters for the Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as the Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on the website. These charters and principles are not incorporated in this Report by reference. ARI will also provide a copy of these documents free of charge to stockholders upon written request. ARI issues Annual Reports containing audited financial statements to its common stockholders.

ITEM 2.	PROPERTIES

ARI’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for ARI’s present operations.

Details of ARI’s and its subsidiaries’ real estate and mortgage notes receivable portfolios at December 31, 2004, are set forth in SCHEDULES III and IV, respectively, to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning ARI’s real estate and mortgage notes receivable portfolios.

At December 31, 2004, no single asset accounted for 10.0% or more of total assets. At December 31, 2004, 82.6% of ARI’s assets consisted of real estate, and 6.1% consisted of notes and interest receivable. The remaining 11.3% of ARI’s assets were cash, cash equivalents, marketable equity securities, pizza parlor equipment, investments in equity investees, goodwill and other intangibles, and other assets. The percentage of assets invested in any one category is subject to change and no assurance can be given that the composition of ARI’s assets in the future will approximate the percentages listed above.

ARI’s real estate is geographically diverse, with concentrations in the Southwest, Southeast, and Midwest regions. At December 31, 2004, ARI’s real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under “Real Estate” below. ARI also holds mortgage notes receivable secured by real estate located in the Southwest, Southeast, Pacific and Midwest regions of the continental United States. See SCHEDULE IV to the Consolidated Financial Statements included in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of ARI’s notes receivable portfolio.

Geographic Regions

Excluded from above are 78 parcels of improved and unimproved land, and a single-family residence, as described below.

Real Estate

At December 31, 2004, 83.1% of ARI’s assets were invested in real estate and the equity securities of IORI. ARI invests in real estate located throughout the continental United States, either on a leveraged or non-leveraged basis. ARI’s real estate portfolio consists of properties held for investment, properties held for sale, investments in partnerships, and investments in equity securities of IORI.

Types of Real Estate Investments.    ARI’s real estate consists of apartments, commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart), hotels, and improved and unimproved land. In selecting real estate for investment, the location, age and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition are among the factors considered. Properties may be purchased subject to debt, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

Although ARI has typically invested in developed real estate, it may also invest in new construction or development either directly or in partnership with unaffiliated parties or affiliates (subject to approval by the Board of Directors). To the extent that it invests in construction and development projects, such as the apartments described below, ARI is subject to business risks, which include cost overruns and construction delays, associated with higher risk projects.

At December 31, 2004, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Blue Lake Villas II	Waxahachie, TX	76 Units	$4,454	$217	$4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	17,239	3,347	15,500
Bridges on Kinsey	Tyler, TX	232 Units	11,572	4,509	14,477
Dakota Arms	Lubbock, TX	208 Units	12,611	1,326	12,549
Kingsland Ranch	Houston, TX	398 Units	24,573	1,081	23,000
Laguna Vista	Farmers Branch, TX	206 Units	3,432	17,673	17,741
Lake Forest	Houston, TX	240 Units	13,919	519	12,815
Parc at Maumelle	Maumelle, AR	240 Units	4,502	14,196	16,829
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,486	1,201	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	13,393	4,708	16,056
Wildflower Villas	Temple, TX	220 Units	9,377	6,220	14,073

In 2004, ARI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas, the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas, the 176 unit Breakwater Bay Apartments in Beaumont, Texas, the 156 unit Capitol Hill Apartments in Little Rock, Arkansas and the 332 unit Vistas of Pinnacle Park Apartments in Dallas, Texas.

In the opinion of management, the properties owned by ARI are adequately covered by insurance.

The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 78 parcels of improved and unimproved land, a hotel in Wroclaw, Poland and a single-family residence, described below) at December 31, 2004.

Region	Apartments	Commercial Properties	Hotels
Midwest	5%	15%	11%
Mountain	—	19	11
Pacific	—	1	49
Southeast	10	10	29
Southwest	85	55	—

	100%	100%	100%

The foregoing table is based solely on the number of apartment units, amount of commercial square footage, and number of hotel rooms owned, and does not reflect the value of ARI’s investment in each region. See SCHEDULE III to the Consolidated Financial Statements included in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of owned real estate.

Excluded from the table above are a 165 room hotel in Wroclaw, Poland, a single family residence in Dallas, Texas, and 78 parcels of improved and unimproved land consisting of: four parcels in Austin, Texas, totaling 484.2 acres; a 7.6 acre parcel in Carrollton, Texas; two parcels in Collin County, Texas, totaling 53.1 acres; seven parcels in Dallas County, Texas, totaling 392.4 acres; six parcels in Dallas, Texas, totaling 61.1 acres; a 13.9 acre parcel in Denton, Texas; a 105.4 acre parcel in Denton County, Texas; a 202.0 acre parcel in Desoto, Texas; 18 parcels in Farmers Branch, Texas, totaling 494.8 acres; a 18.9 acre parcel in Fort Wayne, Indiana; a 4.7 acre parcel in Fruitland Park, Florida; four parcels in Ft. Worth, Texas, totaling 86.3 acres; a 13.9 acre parcel in Grand Prairie, Texas; a 130.6 acre parcel in Harris County, Texas; two parcels in Houston, Texas, totaling 38.2 acres; a 16.9 acre parcel in Humble, Texas; four parcels in Irving, Texas, totaling 39.9 acres; a 52.9 acre parcel in Kent, Ohio; six parcels in Las Colinas, Texas, totaling 351.2 acres; a 79.0 acre parcel in Lewisville, Texas; a 2.9 acre parcel in Lubbock, Texas; a 10.8 acre parcel in Maumelle, Arkansas; a 127.4 acre parcel in Nashville, Tennessee; a 0.4 acre parcel in New Orleans, Louisiana; a 110.05 acre parcel in Palm Desert, California; a 11.8 acre parcel in Plano, Texas; a 21.9 acre parcel in Pulaski County, Arkansas; a 20.1 acre parcel in Rogers, Arkansas; a 0.7 acre parcel in San Angelo, Texas; a 20.7 acre parcel in Siskiyou County, California; a 4.0 acre parcel in Springfield, Virginia; two parcels in Tarrant County, Texas, totaling 31.3 acres; and a 63.3 acre parcel in Travis County, Texas. See SCHEDULE III to the Consolidated Financial Statements included in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of ARI’s real estate portfolio.

A summary of the activity in the owned real estate portfolio during 2004 is as follows:

Owned properties at January 1, 2004	216
Properties purchased (excluding additions to existing land parcels)	19
Properties sold (excluding partial sales)	(31)

Owned properties at December 31, 2004	204

Operating Properties.    Set forth below are ARI’s operating properties and the monthly rental rate for apartments, the average annual rental rate for commercial properties, the average daily room rate and room revenue divided by total available rooms for hotels, and occupancy at December 31, 2004, 2003 and 2002 for apartments and commercial properties and average occupancy during 2004, 2003 and 2002 for hotels. The 2002 information for the properties added through the consolidation of TCI, as identified with “(T)”, is provided for comparative purposes only.

			Rent Per Square Foot			Occupancy %
Property	Location	Units/Square Footage	2004	2003	2002	2004	2003	2002
Apartments
4400 (T)	Midland, TX	92 Units/94,472 Sq. Ft.	$.51	$.49	$.49	97	86	86
Apple Lane (T)	Lawrence, KS	75 Units/30,000 Sq. Ft.	1.08	1.05	1.04	100	100	93
Arbor Point (T)	Odessa, TX	195 Units/178,920 Sq. Ft.	.47	.45	.43	90	95	87
Arlington Place	Pasadena, TX	230 Units/205,476 Sq. Ft.	.76	.76	.75	97	97	94
Ashton Way (T)	Midland, TX	178 Units/138,964 Sq. Ft.	.45	.43	.43	95	87	82
Autumn Chase (T)	Midland, TX	64 Units/58,652 Sq. Ft.	.57	.55	.54	98	98	98
Bay Walk (T)	Galveston, TX	192 Units/153,120 Sq. Ft.	.75	.75	.74	90	95	95
Blue Lake Villas (T)	Waxahachie, TX	186 Units/169,746 Sq. Ft.	.91	.91	*	90	92	*
Bluffs at Vista Ridge (T)	Lewisville, TX	272 Units/257,432 Sq. Ft.	**	**	**	**	**	**
Breakwater Bay (T)	Beaumont, TX	176 Units/145.688 Sq. Ft.	.93	*	*	87	*	*
Bridgestone	Friendswood, TX	76 Units/65,519 Sq. Ft.	.74	.74	.74	96	96	92
By the Sea (T)	Corpus Christi, TX	153 Units/123,945 Sq. Ft.	.88	.88	.86	96	91	88
Capitol Hill (T)	Little Rock, AR	156 Units/151,116 Sq. Ft.	.88	*	*	70	*	*
Château	Bellevue, NE	115 Units/99,220 Sq. Ft.	.73	.73	.71	86	86	96
Château Bayou	Ocean Springs, MS	122 Units/105,536 Sq. Ft.	.67	.67	.67	94	94	94
Courtyard (T)	Midland, TX	133 Units/111,576 Sq. Ft.	.47	.46	.45	94	99	93
Coventry (T)	Midland, TX	120 Units/105,608 Sq. Ft.	.45	.44	.43	96	84	91
DeSoto Ranch (T)	DeSoto, TX	248 Units/240,718 Sq. Ft.	.95	.94	*	98	98	*
El Chapparal (T)	San Antonio, TX	190 Units/174,220 Sq. Ft.	.95	.73	.72	94	96	79
Fairway View Estates (T)	El Paso, TX	264 Units/204,000 Sq. Ft.	.65	.64	.63	90	96	92
Fairways (T)	Longview, TX	152 Units/134,176 Sq. Ft.	.59	.58	.56	96	93	92
Falcon Lakes (T)	Arlington, TX	284 Units/207,960 Sq. Ft.	.96	.96	.97	94	94	11
Fountain Lake (T)	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.62	86	96	89
Fountains of Waterford (T)	Midland, TX	172 Units/129,200 Sq. Ft.	.55	.53	.53	96	99	85
Foxwood	Memphis, TN	220 Units/212,000 Sq. Ft.	.61	.61	.61	83	83	85
Governor’s Square	Tallahassee, FL	169 Units/146,550 Sq. Ft.	.73	.73	.66	95	95	95
Harper’s Ferry (T)	Lafayette, LA	122 Units/112,500 Sq. Ft.	.61	.60	.59	95	90	83

			Rent Per Square Foot					Occupancy %
Property	Location	Units/Square Footage	2004	2003		2002		2004	2003	2002
Heather Creek (T)	Mesquite, TX	200 Units/170,212 Sq. Ft.	$.94	$	*	$	*	93	*	*
Hunters Glen (T)	Midland, TX	260 Units/174,180 Sq. Ft.	.42		.39		.38	93	94	81
Island Bay (T)	Galveston, TX	458 Units/374,784 Sq. Ft.	.83		.83		.81	93	91	90
Kingsland Ranch (T)	Houston, TX	398 Units/350,574 Sq. Ft.	**		**		**	**	**	**
Limestone Canyon (T)	Austin, TX	260 Units/216,000 Sq. Ft.	1.06		1.06		1.06	96	91	88
Limestone Ranch (T)	Lewisville, TX	252 Units/219,600 Sq. Ft.	.95		.94		.94	95	91	91
Longwood	Long Beach, MS	200 Units/187,048 Sq. Ft.	.58		.58		*	90	90	*
Marina Landing (T)	Galveston, TX	256 Units/205,504 Sq. Ft.	.83		.83		.82	92	95	96
Mariposa Villas (T)	Dallas, TX	216 Units/199,656 Sq. Ft.	.89		.89		*	95	97	*
Mediterranean Villas	San Antonio, TX	140 Units/158,960 Sq. Ft.	.56		.56		.55	92	92	84
Mountain Plaza (T)	El Paso, TX	188 Units/220,710 Sq. Ft.	.52		.52		.51	90	94	97
Oak Park IV (T)	Clute, TX	108 Units/78,708 Sq. Ft.	.56		.56		.56	93	91	95
Oak Tree	Grandview, MO	189 Units/160,591 Sq. Ft.	.66		.66		.65	93	93	89
Paramount Terrace (T)	Amarillo, TX	181 Units/123,840 Sq. Ft.	.61		.60		.59	91	93	91
Plantation (T)	Tulsa, OK	138 Units/103,500 Sq. Ft.	.61		.61		.61	90	92	0
Quail Oaks (T)	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.83		.83		.83	95	95	85
Quail Pointe	Huntsville, AL	184 Units/202,602 Sq. Ft.	.46		.46		.47	91	91	90
River Oaks (T)	Wylie, TX	180 Units/164,604 Sq. Ft.	.86		.86		*	95	98	*
Sendero Ridge (T)	San Antonio, TX	384 Units/340,880 Sq. Ft.	1.02		1.01		*	94	80	*
Somerset (T)	Texas City, TX	200 Units/163,368 Sq. Ft.	.68		.68		.68	85	88	87
Southgate (T)	Odessa, TX	180 Units/151,656 Sq. Ft.	.46		.43		.43	98	93	90
Spy Glass (T)	Mansfield, TX	256 Units/239,264 Sq. Ft.	.96		.95		*	92	97	*
Sunchase (T)	Odessa, TX	300 Units/223,048 Sq. Ft.	.51		.49		.49	97	96	91
Sun Hollow	El Paso, TX	216 Units/156,000 Sq. Ft.	.74		.74		.72	92	92	91
Sunset	Odessa, TX	240 Units/160,400 Sq. Ft.	.50		.50		.47	100	100	89
Terrace Hills (T)	El Paso, TX	310 Units/233,192 Sq. Ft.	.70		.70		.69	94	96	93
Timbers (T)	Tyler, TX	180 Units/101,666 Sq. Ft.	.60		.60		.59	96	92	93
Tivoli (T)	Dallas, TX	190 Units/168,862 Sq. Ft.	.95		.95		.96	92	92	27
Treehouse (T)	Irving, TX	160 Unite/153,072 Sq. Ft.	.80		***		.80	96	***	94
Verandas at City View (T)	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.92		.60		*	93	92	*
Villa Del Mar	Wichita, KS	162 Units/128,004 Sq. Ft.	.62		.62		.62	89	89	86
Villager	Ft. Walton, FL	33 Units/22,840 Sq. Ft.	.79		.79		.77	100	100	88
Vistas of Pinnacle Park (T)	Dallas, TX	332 Units/276,928 Sq. Ft.	.91		*		*	96	*	*
Waters Edge III	Gulfport, MS	238 Units/212,216 Sq. Ft.	.64		.64		.63	91	91	90
Waters Edge IV	Gulfport, MS	80 Units/76,400 Sq. Ft.	.76		.76		.76	94	94	74
Westwood	Mary Ester, FL	120 Units/93,000 Sq. Ft.	.74		.74		.72	100	100	98
Westwood (T)	Odessa, TX	79 Units/49,001 Sq. Ft.	.46		.44		.49	91	100	80
Whispering Pines	Topeka, KS	320 Units/299,264 Sq. Ft.	.55		.55		.54	91	91	91
Willow Creek (T)	El Paso, TX	112 Units/103,140 Sq. Ft.	.58		.57		.55	97	96	94
Willo-Wick Gardens (T)	Pensacola, FL	152 Units/153,360 Sq. Ft.	.55		.55		.54	95	91	84
Windsong (T)	Ft. Worth, TX	188 Units/169,464 Sq. Ft.	.89		*		*	91	*	*
Windsor Tower	Ocala, FL	64 Units/66,000 Sq. Ft.	.56		.56		.55	98	98	97
Woodhollow	San Antonio, TX	546 Units/348,692 Sq. Ft.	.71		.71		.68	79	79	84
Woodlake	Carrollton, TX	256 Units/210,208 Sq. Ft.	.87		.87		.85	92	92	89
Woodview (T)	Odessa, TX	232 Units/165,840 Sq. Ft.	.53		.52		.51	93	94	85

Office Buildings
1010 Common (T)	New Orleans, LA	494,579 Sq. Ft.	14.08		13.63		12.77	84	82	74
225 Baronne (T)	New Orleans, LA	416,834 Sq. Ft.	10.70		10.63		9.89	69	65	76
9033 Wilshire (T)	Los Angeles, CA	44,253 Sq. Ft.	33.75		30.16		29.24	70	70	63
Amoco (T)	New Orleans, LA	378,244 Sq. Ft.	13.66		13.37		12.73	69	78	79
Bay Plaza (T)	Tampa, FL	75,780 Sq. Ft.	13.96		14.98		15.85	54	80	86
Bay Plaza II (T)	Tampa, FL	78,882 Sq.Ft.	12.79		13.23		13.01	77	78	72
Cooley Building	Farmers Branch, TX	27,000 Sq. Ft.	12.63		12.63		11.49	100	100	100
Durham Center	Durham, NC	207,171 Sq. Ft.	17.73		17.73		17.79	83	83	98
Eton Square (T)	Tulsa, OK	222,654 Sq. Ft.	11.09		11.60		11.35	75	38	42
Executive Court	Memphis, TN	41,840 Sq. Ft.	8.00		8.00		11.24	—	—	—
Forum (T)	Richmond, VA	79,791 Sq. Ft.	13.68		14.23		15.32	76	61	60
Four Hickory Centre	Farmers Branch, TX	226,911 Sq. Ft.	18.70		18.70		*	4	4	*
Institute Place (T)	Chicago, IL	144,915 Sq. Ft.	16.67		17.21		17.13	69	83	88

			Rent Per Square Foot			Occupancy %
Property	Location	Units/Square Footage	2004	2003	2002	2004	2003	2002
Lexington Center (T)	Colorado Springs, CO	74,603 Sq. Ft.	$10.56	$12.33	$13.41	58	70	84
One Hickory Centre	Farmers Branch, TX	102,615 Sq. Ft.	20.34	20.34	20.42	74	74	74
Parkway North (T)	Dallas, TX	71,041 Sq. Ft.	16.58	18.08	17.41	60	64	72
Signature Athletic Club (T)	Dallas, TX	56,532 Sq. Ft.	10.00	****	****	100	****	****
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	21.47	21.47	21.23	100	100	93
University Square	Anchorage, AK	22,260 Sq. Ft.	14.64	14.64	15.54	100	100	100
Westgrove Air Plaza (T)	Addison, TX	78,326 Sq. Ft.	12.68	13.26	13.96	74	94	66

Industrial Warehouses
5360 Tulane (T)	Atlanta, GA	30,000 Sq. Ft.	2.85	2.80	2.75	100	65	100
5700 Tulane (T)	Atlanta, GA	67,850 Sq. Ft.	1.88	2.14	2.45	65	65	12
Addison Hanger (T)	Addison, TX	23,650 Sq. Ft.	7.54	7.94	8.12	67	100	98
Addison Hanger II (T)	Addison, TX	29,000 Sq. Ft.	9.24	9.64	9.33	92	92	97
Encon (T)	Fort Worth, TX	256,410 Sq. Ft.	3.12	3.17	3.17	100	100	100
Space Center (T)	San Antonio, TX	101,500 Sq. Ft.	3.41	3.43	3.46	61	84	84

Shopping Centers
Bridgeview Plaza (T)	LaCrosse, WI	116,008 Sq. Ft.	6.97	7.25	*	89	90	*
Cross County Mall	Mattoon, IL	304,575 Sq. Ft.	5.44	5.44	5.34	88	88	87
Cullman (T)	Cullman, AL	92,466 Sq. Ft.	3.55	3.53	3.39	27	95	91
Dunes Plaza (T)	Michigan City, IN	223,869 Sq. Ft.	5.91	5.51	5.83	64	61	69
Promenade (T)	Highland Ranch, CO	133,558 Sq. Ft.	10.45	10.94	12.41	85	79	81

Merchandise Mart
Denver Mart	Denver, CO	509,508 Sq. Ft.	11.75	11.75	11.48	92	92	92

Single Family Residence
Tavel Circle	Dallas, TX	2,271 Sq. Ft.

			Average Room Rate			Occupancy %			Total Room Revenues Divided By Total Available Rooms
Property	Location	Rooms	2004	2003	2002	2004	2003	2002	2004	2003	2002
Hotels
Akademia (T)	Wroclaw, Poland	165 Rooms	$55.33	$47.78	$48.92	65	51	33	$35.98	$46.86	$15.97
Best Western	Virginia Beach, VA	110 Rooms	108.92	108.92	105.78	65	65	69	70.56	70.56	72.79
Château Inn	Fresno, CA	78 Rooms	63.42	63.42	61.89	58	58	53	36.52	36.52	32.56
City Suites (T)	Chicago, IL	45 Rooms	126.29	120.16	131.46	58	58	56	71.60	76.78	73.38
Majestic Inn (T)	San Francisco, CA	57 Rooms	129.43	107.67	141.62	50	52	37	64.10	66.68	52.25
Picadilly Airport	Fresno, CA	185 Rooms	79.25	79.25	75.18	63	63	61	50.04	50.04	45.83
Picadilly Shaw	Fresno, CA	194 Rooms	81.19	81.19	78.24	69	69	69	55.70	55.70	53.87
Picadilly University	Fresno, CA	190 Rooms	68.21	68.21	69.58	63	63	59	43.03	43.03	40.93
Quality Inn	Denver, CO	161 Rooms	56.10	56.10	53.62	55	55	60	30.80	30.80	32.13
The Majestic (T)	Chicago, IL	55 Rooms	129.64	124.47	133.79	52	48	52	65.91	57.86	64.31
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	93.97	93.97	99.79	53	53	49	49.98	49.98	48.86
Willows (T)	Chicago, IL	52 Rooms	119.84	121.24	129.76	57	53	49	67.62	69.54	63.35

*	Property was purchased or constructed in 2003 or 2004.
**	Property was under construction at December 31, 2004.
***	Property was sold in 2003 and repurchased in 2004.
****	No applicable data for Signature Athletic Club. ARI sold the Athletic Club in November 2004, but retained the Signature office building.

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below or above market rates.

In 2004, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Laguna Vista(1)	Farmers Branch, TX	206 Units	2,424	902	1,522		5.50		09/46
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Parc at Maumelle(1)	Maumelle, AR	240 Units	3,120	916	2,204		5.37		07/46
Treehouse(3)	Irving, TX	160 Units	7,519	(498)	5,027	(4)	5.00		08/13
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,996		5.99		10/45

Land
Cooks Lane	Ft. Worth, TX	21.9 Acres	1,000	1,034	—		—		—
Denton-Coonrod	Denton, TX	13.9 Acres	1,644	1,046	840		6.25		11/06
DeSoto	DeSoto, TX	202.0 Acres	2,516	1,364	1,265		6.25		11/06
Granbury Station	Ft. Worth, TX	15.7 Acres	923	236	738		7.00		09/07
Ladue	Farmers Branch, TX	8.0 Acres	1,743	659	1,206		6.65	(2)	06/06
Las Colinas	Irving, TX	45.5 Acres	4,802	1,674	3,121		7.00		12/06
Las Colinas(5)	Irving, TX	268.0 Acres	4,687	159	—		—		—
Lubbock	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad	Dallas, TX	0.3 Acres	708	704	—		—		—
Rogers	Rogers, AR	20.1 Acres	1,390	619	1,130		10.50		04/05
West End	Dallas, TX	0.2 Acres	71	71	—		—		—

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498 in cash received.
(4)	Assumed debt of seller.
(5)	Obtained in exchange for 13.0 acres of Las Colinas land.

In 2004, ARI sold the following properties:

Property	Location	Units/Sq.Ft./ Acres	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	$13,442	$10	$10,323	(1)	$—
Falcon House	Ft. Walton, FL	82 Units	3,330	1,178	1,950	(1)	1,209
In the Pines	Gainesville, FL	242 Units	11,300	3,247	5,201		5,517
La Mirada	Jacksonville, FL	320 Units	10,500	2,576	7,098		7,576
Park Avenue	Tallahassee, FL	121 Units	6,225	926	4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	5,531		1,688
Tiberon Trails	Merrillville, IN	376 Units	10,325	2,869	6,189	(1)	49

Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077	422		454
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	65		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	668		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	—		—	(3)

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		$7,915	(2)
Marine Creek	Ft. Worth, TX	10.7 Acres	1,488	1,198	991		—	(7)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379

Property	Location	Units/Sq.Ft./ Acres	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
Mason Goodrich	Houston, TX	8.0 Acres	$1,045	$251	$200		$617
Mason Goodrich	Houston, TX	4.0 Acres	523	33	436		306
Mason Goodrich	Houston, TX	2.4 Acres	250	15	200		115
Mason Goodrich	Houston, TX	5.0 Acres	515	466	—		254
Mason Goodrich	Houston, TX	12.0 Acres	1,492	1,338	—		854
Meloy Road	Kent, OH	1.3 Acres	135	—	135		11
Rasor	Plano, TX	24.5 Acres	2,600	2,600	1,260		220
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—
Vineyards	Tarrant County, TX	1.6 Acres	1,307	(275)	548		677
Vineyards II	Tarrant County, TX	1.5 Acres	1,239	(261)	200		551
Vista Ridge	Lewisville, TX	1.3 Acres	310	259	—		131

Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472	2,009		337
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448	2,899		784
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842	3,772		708
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—	—		(92)
Centura Tower(4)	Farmers Branch, TX	410,901 Sq. Ft.	84,075	36,350	49,878		38,154
Corporate Pointe	Chantilly, VA	65,918 Sq. Ft.	9,000	5,025	3,585		5,533
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	9,150	4,608	3,865		1,931
Countryside Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	102	941		72
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	3,408		6,807
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743	7,654		6,786
Venture Center	Atlanta, GA	38,272 Sq. Ft.	4,000	997	2,550		1,381

Shopping Centers
Collection	Denver, CO	267,812 Sq. Ft.	21,200	6,703	13,153		3,314
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)	— (3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808	5,358		4,073
Sadler Square	Amelia Island, FL	70,295 Sq. Ft.	4,500	1,876	2,680		1,897

Other
Signature Athletic Club(2)	Dallas, TX	N/A	120	(154)	88		(47)

(1)	Debt assumed by purchaser.
(2)	Signature Athletic Club was sold for the assumption of capital leases by purchaser. Net cash paid is from prepaid dues and unearned revenues due purchaser.
(3)	Sold to BCM, a related party, for assumption of debt and a secured note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” Gain of $1,157 (Texstar) and $521 (K-Mart) deferred until sale to unrelated party.
(4)	ARI sold a 95% limited partnership interest, retaining a 1% general partner and 4% limited partner interest.
(5)	Sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See NOTE 9. “RELATED PARTY TRANSACTIONS.” Gain of $2,542 deferred until sale to unrelated party.
(6)	Returned to lender. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(7)	Sold to UHF. Gain of $581 deferred until sale to unrelated party.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred		Debt Discharged		Net Cash Received/ (Paid)		Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$5,184		$4,257		$370		5.16%		12/34
Treehouse	Irving, TX	160 Units	5,780		5,027		138		5.06		07/34
Villager	Fort Walton, FL	33 Units	804		507		129		5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250		—		—	(5)	12.50		12/04	(9)

Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—		3,548		6.75	(1)	09/09
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(8)	5,138		(1,238)		5.75	(1)	10/05
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	11,500		12,332		(13,689	)(3)	7.00	(1)	03/05	(10)
Willows	Chicago, IL	52 Rooms	3,500		—		3,411		6.75	(1)	09/09

Land
Bonneau	Dallas County, TX	8.4 Acres	9,661	(6)	10,283	(7)	76		6.75	(1)	09/05
Centura	Farmers Branch, TX	8.8 Acres	4,485		4,000		(183)		7.00	(1)	02/05	(11)
Chase Oaks	Plano, TX	5.8 Acres	—	(6)	—		—		—		—
Cooks Lane	Ft. Worth, TX	23.2 Acres	550		—		—		6.75		11/06
Dalho	Farmers Branch, TX	2.9 Acres	—	(6)	—		—		—		—
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985		6,222		(67)		7.00	(1)	02/05	(12)
HSM	Farmers Branch, TX	6.2 Acres	—	(6)	—		—		—		—
JHL Connell	Carrollton, TX	7.6 Acres	—	(6)	—		—		—		—
Katy	Harris County, TX	130.6 Acres	7,500		—		(75	)(4)	6.00	(1)	02/07
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965		1,800		78		4.03	(1)	07/07
Las Colinas	Las Colinas, TX	1.5 Acres	—	(6)	—		—		—		—
Marine Creek	Ft. Worth, TX	28.4 Acres	1,785		—		1,746		4.03	(1)	07/07
Mason/Goodrich	Houston, TX	39.4 Acres	2,133		714		1,345		6.00	(1)	08/05
Stagliano	Farmers Branch, TX	3.2 Acres	—	(6)	—		—		—		—
Vista Ridge	Lewisville, TX	64.9 Acres	—	(6)	—		—		—		—
Walker	Dallas County, TX	132.6 Acres	8,750		7,950		264		5.90	(1)	06/06

Office Buildings
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(8)	—		—		5.75	(1)	10/05
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250		8,000		7,829		4.03	(1)	07/07
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(8)	—		—		5.75	(1)	10/05
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	(2)	36,889		(4,588)		5.50	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	3,800	(2)	—		3,737		5.75	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594		2,989		4.94		10/09
Cooley	Farmers Branch, TX	27,000 Sq. Ft.	2,600		1,726		811		5.50	(1)	09/06
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500		7,500		(164)		3.60	(1)	05/06

Warehouses
Addison Hangers I & II	Addison, TX	52,650 Sq. Ft.	4,500		2,592		1,635		10.00		09/14

(1)	Variable interest rate.
(2)	Repaid with proceeds of subsequent $50,000 loan.
(3)	Cash of $10,961 was received by an affiliate, increasing ARI’s affiliate receivable.
(4)	Cash of $7,400 was received by an affiliate, increasing ARI’s affiliate receivable.
(5)	Cash of $3,250 was received by an affiliate, increasing ARI’s affiliate receivable.
(6)	Single note, with all properties as collateral.
(7)	Debt forgiveness of $2,268 recognized.
(8)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.
(9)	Repaid in December 2004.
(10)	Maturity date extended to September 2005.
(11)	Repaid in February 2005.
(12)	Maturity date extended to February 2006.
(13)	The Addison Hangers were sold in September 2004 to a third party but were then leased back for 10 years on a triple net lease basis. This transaction has been recorded as a financing transaction for accounting purposes.

Land Properties.    Set forth below are ARI’s land properties, consisting of both improved and unimproved land:

Property	Location	Acres
1013 Common	New Orleans, LA	0.4
2301 Valley Branch	Farmers Branch, TX	23.8
2524 Valley View	Farmers Branch, TX	0.5
Alamo Springs	Dallas, TX	0.7
Backlick	Springfield, VA	4.0
Bee Street	Farmers Branch, TX	0.5
Bonneau	Dallas County, TX	8.4
Centura	Farmers Branch, TX	8.8
Chase Oaks	Plano, TX	11.8
Cooks Lane	Ft. Worth, TX	23.2
Croslin	Dallas County, TX	0.8
Dalho	Farmers Branch, TX	3.4
Denton-Coonrod	Denton, TX	82.2
DeSoto	DeSoto, TX	21.9
Dominion	Dallas, TX	14.4
Elm Fork	Denton County, TX	105.4
Fiesta	San Angelo, TX	0.7
Folsom	Dallas, TX	36.8
Fort Wayne	Fort Wayne, IN	23.2
Fruitland	Fruitland Park, FL	4.7
FRWM Cummings	Farmers Branch, TX	6.5
Granbury Station	Ft. Worth, TX	15.7
Hollywood Casino	Farmers Branch, TX	42.8
HSM	Farmers Branch, TX	6.2
JHL Connell	Carrollton, TX	7.6
Katrina	Palm Desert, CA	110.5
Katy Road	Harris County, TX	130.6
Kelly	Dallas County, TX	0.8
Lacy Longhorn	Farmers Branch, TX	17.1
LaDue	Farmers Branch, TX	8.0
Lakeshore Villas	Humble, TX	16.9
Lamar/Parmer	Austin, TX	17.1
Las Colinas	Las Colinas, TX	1.6
Las Colinas	Las Colinas, TX	4.7
LCLLP	Las Colinas, TX	45.5
Lemmon Carlisle	Dallas, TX	2.1
Leone	Irving, TX	8.2
Limestone Canyon II	Austin, TX	10.0
Lubbock	Lubbock, TX	2.9
Manhattan	Farmers Branch, TX	108.9
Marine Creek	Ft. Worth, TX	43.3
Mason Park	Houston, TX	18.0
Mason/Goodrich	Houston, TX	20.2
Maumelle	Maumelle, AR	10.8
McKinney 36	Collin County, TX	34.6
McKinney Corners II	Collin County, TX	18.5
Meloy	Kent, OH	52.9
Mendoza	Dallas County, TX	0.4

Property	Location	Acres
Mira Lago	Farmers Branch, TX	8.9
Nashville	Nashville, TN	127.4
Pac Trust	Farmers Branch, TX	7.1
Payne	Las Colinas, TX	268.0
Pioneer Crossing	Austin, TX	439.1
Pulaski	Pulaski County, AR	21.9
Railroad	Dallas, TX	3
Rochelle I	Las Colinas, TX	10.1
Rochelle II	Las Colinas, TX	21.3
Rogers	Rogers, AR	20.1
Round Mountain	Austin, TX	18.0
Seminary West	Ft. Worth, TX	5.4
Sheffield Village	Grand Prairie, TX	13.9
Siskiyou	Siskiyou County, CA	20.7
Sladek	Travis County, TX	63.3
Stagliano	Farmers Branch, TX	3.2
Thompson	Farmers Branch, TX	4.0
Thompson II	Dallas County, TX	3.3
Tomlin	Farmers Branch, TX	9.2
Travelers	Farmers Branch, TX	202.0
Valley Ranch	Irving, TX	6.8
Valley Ranch III	Irving, TX	12.5
Valley Ranch IV	Irving, TX	12.4
Valley View 34	Farmers Branch, TX	33.9
Valwood	Dallas County, TX	246.1
Vineyards	Tarrant County, TX	14.2
Vineyards II	Tarrant County, TX	17.1
Vista Ridge	Lewisville, TX	79.0
Walker	Dallas County, TX	132.6
West End	Dallas, TX	6.8

Partnership Properties.    ARI accounts for partnership properties using the equity method. ARI had no property information for properties owned by partnerships.

ARI is a 30% general partner in Sacramento Nine (“SAC 9”), which owned the Prospect Park #29 Office Building. In December 2004, SAC 9 sold the Prospect Park #29 office building for $3.7 million, of which ARI received $1.1 million after closing costs and fees. ARI recognized a gain on the sale of investment in SAC 9 of $882,000 relating to this transaction.

In December 2004, ARI sold a 95% interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. ARI retained a non-controlling 1% general partner and 4% limited partner interest in Garden Centura, L.P. ARI will account for its investment in this partnership on the cost basis.

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

Types of Properties Subject to Mortgages.    The types of properties securing mortgage notes receivable at December 31, 2004, consisted of one apartment, four commercial buildings, unimproved land and partnership interests. The type of properties subject to mortgages in which ARI invests may be altered without a vote of stockholders.

As of December 31, 2004, the obligors on $43.3 million or 59.0% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $6.6 million or 8.9% of the mortgage notes receivable portfolio was non-performing.

The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 2004), by property type and geographic region, of the income producing properties that serve as collateral for ARI’s mortgage notes receivable. Excluded are $55.5 million of mortgage notes that are secured by unimproved land and other security, or are unsecured. See SCHEDULE IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for additional details of ARI’s mortgage notes receivable portfolio.

Region	Commercial Properties
Midwest	5%
Southwest	95

100%

A summary of the activity in the mortgage notes receivable portfolio during 2004 is as follows:

Mortgage notes receivable at January 1, 2004	25
Loans funded	38
Loans collected in full	(5)
Loans sold	(1)

Mortgage notes receivable at December 31, 2004	57

During 2004, $5.9 million in interest and $11.6 million in principal were collected on mortgage notes receivable.

First Mortgage Loans.    These loans generally provide for level periodic payments of principal and interest sufficient to substantially repay the loan at or prior to maturity, but may involve interest-only payments, moderate or negative amortization of principal, or all interest and a “balloon” principal payment at maturity. With respect to first mortgage loans, it is ARI’s general policy to require that the borrower provide a title policy or an acceptable legal opinion of title as to the validity and the priority of ARI’s mortgage lien over all other obligations, except liens arising from unpaid property taxes and other exceptions normally allowed by first mortgage lenders. ARI may grant participations in first mortgage loans that it originates to other lenders.

The following discussion briefly describes first mortgage loans funded in 2004, as well as events during 2004 that affected previously funded first mortgage loans.

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity.

In March 2004, ARI sold 492.5 acres in Collin County, Texas for $20.0 million, receiving $8.0 million after payment of debt and closing costs, and providing purchase money financing of $7.2 million for a portion of the land on a contingent basis. The secured note bore interest at 7.0% per annum and matured in September 2004.

The purchaser extended the note to December 2004 with a $1.1 million extension payment in September 2004. In December 2004, the note was collected in full, including accrued but unpaid interest.

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured; bears interest at 8.5% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance.

In November 2004, ARI sold a 1.6 acre tract of its Vineyards II land parcel for $2.5 million, paying $536,000 after mortgage paydowns, closing costs, and providing purchase money financing of $2.0 million. In November 2004, the note was sold to an unrelated party for $2.0 million plus accrued and unpaid interest.

In March 2002, ARI sold the 174,513 sq. ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.0% per annum, requires monthly payments of accrued interest and matures in March 2007. As of March 2005, ARI has funded $788,000 of the additional line of credit.

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

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt pay down and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest will begin accruing after improvements to the site have been completed by ARI. At April 2004, the improvements were begun. The future costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map (the “Map”) is recorded. At March 2005, negotiations with the buyer to settle any further obligations are under way. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

Junior participations.    In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate, required monthly payments of accrued interest and matured in January 2003. As of March 2005, ARI has funded a total of $4.3 million and the note is classified as non-performing. The collateral used to secure ARI’s second lien was seized by the first lien holder. In March 2004, ARI agreed to accept an assignment of claims in litigation as security for the note. In December 2004, ARI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was applied to the principal balance of the note, the interest rate was set to a fixed rate of 9.0% per annum and all principal and interest is due November 2005. ARI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. ARI also agreed to reduce accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to ARI by borrower and by $605,000 from cash received. ARI also received $1.4 million in January

2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of this modification, ARI has released $1.4 million of allowance for loan losses to expense. The following notes were assigned to ARI as payment on the note:

•	$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note.

•	$264,000 secured by a second lien on 13 acres of unimproved land. This note bears interest at 9.0% and matured in February 2003.

•	$341,000 secured by a second lien on 23.3 acres of unimproved land. This note bears interest at 4.0% and is payable upon demand.

•	$125,000 secured by a 100% interest in an affiliated company that owns an apartment building. This note bears interest at 12.0%, only requires payments if surplus cash is available and matures in April 2009.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bore interest at 5.0% per annum and required all interest and principal payments be paid at maturity in December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. The note, including accrued and unpaid interest, was paid in June 2004. ARI discounted the note $2,000 and recognized a loss of $2,000.

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

In December 2003, ARI sold a tract of Marine Creek land to a subsidiary of United Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and ARI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full ARI’s note payable on the land. ARI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of ARI’s note payable. The note bears interest at 6.0%, requires quarterly payments from available surplus cash and matures in December 2007. See Note 9. “RELATED PARTY TRANSACTIONS.”

Other.    In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly payments of accrued interest, and matures in June 2005. ARI has funded the entire $300,000.

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

Related Parties.    In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The secured note bears interest at 2.0% over the prime rate, currently 7.75%, and matures in April 2005.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The secured note bears interest at 2.0% over the prime rate, currently 7.75%, and matures in April 2005.

In October 2004, ARI contemplated the sale of the common stock of TCI Lexington Corporation, which owns the Lexington Center office building in Colorado Springs, Colorado, to One Realco Office Investors, Inc., a related party, for the assumption of debt of $5.1 million, which was subject to lender approval, and a seller note of $237,000. The assumption of debt by One Realco Office Investors, Inc. was not approved by the lender; therefore, the Board of Directors rescinded their approval of the transaction. ARI extended the loan on the Lexington Center with the lender in December 2004.

In October 2004, ARI advanced $3.3 million to the Class A Limited Partners of Edina Park Plaza Associates, Limited Partnership, of which ARI is the general partner. The loans bear interest at 10.0% per annum and mature in September 2017. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. The outstanding principal is due at maturity.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI Common Stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 7.75% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.2% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $810,000 in principal and interest was collected. In December 2001, $825,000 in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently at 8.75%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10.0% shareholder of One Realco until July 31, 2004. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

Investments in Real Estate Companies

Real estate entities.    ARI’s investment in real estate entities includes the equity securities of a publicly traded real estate company, IORI, and interests in real estate joint venture partnerships.

The Board of Directors authorized the expenditure of up to an aggregate of $50.0 million to acquire, in open market purchases, shares of IORI, excluding private purchase transactions which were separately authorized. Through December 31, 2004, ARI had expended an aggregate of $10.0 million to acquire shares of IORI, in open market purchases, in accordance with these authorizations. As of December 31, 2004, ARI and its subsidiaries, other than TCI, owned no shares of common stock of IORI but TCI continued to own 345,728 IORI shares (approximately 24.0% of the outstanding IORI shares). ARI may make additional investments in the equity securities of IORI to the extent its liquidity permits.

The following summary description of IORI is based on information publicly reported by IORI in its Form 10-K Annual Report to the Commission for the fiscal year ended December 31, 2004.

Pertinent information regarding ARI’s investment in the equity securities of the IORI at December 31, 2004, is summarized below (dollars in thousands):

Investee	Percentage of ARI’s Ownership at December 31, 2004	Carrying Value of Investment at December 31, 2004	Equivalent Investee Book Value at December 31, 2004	Market Value of Investment at December 31, 2004
IORI	19.73%	$5,765	$10,545	$5,532

IORI owns real estate, some of which has been held for many years. Because of depreciation, IORI may earn substantial amounts in periods in which it sells real estate and will probably incur losses in periods in which it does not. ARI’s reported income or loss attributable to IORI will differ materially from its cash flow attributable to it.

IORI is a Nevada corporation, which was originally organized on December 14, 1984, as a California business trust and commenced operations on April 10, 1985. IORI’s business is investing in real estate through direct equity investments and partnerships. At December 31, 2004, IORI had total assets of $91.2 million and owned six apartments, one office building, one shopping center, one industrial warehouse, and one parcel of unimproved land, all within the State of Texas. In 2004, IORI sold two apartments, two office buildings and a parcel of unimproved land for a total of $24.5 million, receiving net cash of $4.8 million after paying off $15.8 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $5.6 million on the sales, of which ARI’s equity share was $1.1 million. In 2003, IORI sold three office buildings and a parcel of unimproved land for a total of $55.7 million, receiving net cash of $10.1 million after paying off $9.5 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $3.0 million on the sales, of which ARI’s equity share was $715,000.

ARI received no dividends from IORI in 2004.

ITEM 3.	LEGAL PROCEEDINGS

Innovo Realty, Inc.    On August 10, 2004, American Realty Investors, Inc. (“ARI”), Investors, Inc. (“TCI”) and Income Opportunity Realty Investors, Inc. (“IOT”) instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ Complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ Complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise, alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others, and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ Complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, the establishment of a constructive trust and other relief.

Sunset Management, LLC.    On October 5, 2004, Sunset Management LLC (“Sunset”) filed a Complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. (“TCI”) in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc. (“ARI”), Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”), Prime Income Asset Management LLC (“Prime”), Income Opportunity Realty Investors, Inc. (“IOT”), United Housing Foundation, Inc. (“United”), Regis Realty, Inc. (“Regis”), TCI, TCI’s current directors and officers and others. Sunset’s Complaint was instituted as Case No. 3:04-CV-02162-B styled Sunset Management LLC, Derivatively on Behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. Sunset’s Complaint alleges (i) Sunset is the owner of 10 shares of Common Stock of TCI and Sunset is the pledgee and beneficial owner of 3,673,115 shares of Common Stock of TCI, (ii) Sunset is a single-member limited liability company, (iii) all of the Defendants have in their various capacities breached fiduciary duties to TCI, and (iv) unjust enrichment of the various Defendants. Sunset’s Complaint seeks an injunction prohibiting TCI from entering into any related-party transactions that are not fair to TCI and approved by disinterested directors and/or the stockholders of TCI with full knowledge of the common interest of the directors and/or officers, unspecified damages, attorneys’ fees and costs. Individual directors and officers of TCI do not believe their interests are adverse to TCI in this matter. All Defendants believe the action is not properly brought as a derivative action on behalf of TCI, as Sunset’s interests are adverse to the interests of TCI. The current action brought by Sunset contains many of the same allegations raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants intend to vigorously defend the action, and on November 8, 2004, filed a Motion to Dismiss the case pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exception for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. On January 4, 2005, the Defendants also filed a Motion to Stay Discovery and For Protective Order based on the concept that the Motion to Dismiss should dispose of the matter. No hearing has been held or order issued by the Court on either Motion through March 30, 2005. Separately, one of the individual Defendants filed on January 4, 2005 a Motion to Disqualify Sunset’s Counsel.

On December 23, 2004, Sunset filed another Complaint in the United States District Court for the Northern District of Texas, Dallas Division, against ARI, BCM, EQK Holdings, Inc. (“EQK”) and American Realty Trust, Inc. (“ART”). EQK and ART are subsidiaries of ARI. Sunset’s Complaint was instituted as Case No. 3:04-CV-2710-K styled Sunset Management LLC, Plaintiff v. American Realty Investors, Inc., Basic Capital Management, Inc., EQK Holdings, Inc. and American Realty Trust, Inc., alleging (i) that on September 17, 2001, Sunset lent BCM, EQK, ART and ART Williamsburg, Inc. $30,000,000, and in connection with such loan, BCM, EQK and ART pledged 3,673,115 shares of TCI stock to Sunset; 2,129,701 TCI shares pledged to Sunset by EQK; 920,507 TCI shares pledged to Sunset by BCM, and 622,907 shares pledged to Sunset by ART, (ii) that each of the stock pledge agreements specifically provides that the borrower will not “without the written consent of Sunset, sell, dispose of, transfer directly or indirectly, or further encumber the Pledged Securities,” (iii) some or all of the shares pledged by BCM and ART had been transferred to one or more subsidiaries of ARI in violation of the stock pledge agreements, (iv) BCM and ART have allegedly breached the stock pledge agreements by transferring certain shares of TCI, (v) that ARI and EQK have allegedly tortuously interfered with existing contractual relationships among BCM, ART and Sunset. Sunset’s Complaint seeks specific performance under the stock pledge agreements, and that the Court enter an Order (a) requiring ART to reacquire at least 534,307 pledged shares it allegedly transferred to EQK, (b) requiring BCM to reacquire at least 920,507 pledged shares it allegedly transferred to EQK, (c) requiring EQK to transfer 534,307 pledged shares back to ART, and (d) requiring EQK 920,507 pledged shares back to BCM. On February 2, 2005, the Defendants in this case filed a Motion to Dismiss or in the Alternative to Stay Action Pending the Resolution of Prior Proceedings in a sister federal court based upon dependency of an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (Plano, Texas), styled American Realty Trust, Inc. v. Sunset Management LLC, Adversary Proceeding No. 03-4256 (E.D. Texas), which is described in the following paragraphs as the “Texas Litigation.” No hearing has been held or Order issued by the Court on such Motion through March 30, 2005.

The current Sunset Complaint is the fifth in a continuing series of actions involving Sunset, certain subsidiaries of ARI and ARI resulting from a loan in September 2001 to BCM and three subsidiaries of ARI in the original amount of $30 million ($19.5 million of which bore interest at 24% per annum, while the remaining $10.5 million of which bore interest at 20%). In September 2002, $15 million in principal was repaid leaving a $15 million aggregate balance, which Sunset orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset did not honor, resulting in the original litigation filed in Texas State Court during October 2002 as Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management LLC (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset, as well as temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the Plaintiffs in the Texas Litigation, Sunset institute an action in Federal District Court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of certain shares of Common Stock of TCI held by Commonwealth as Pledge Holder. On January 31, 2003, after a Temporary Restraining Order was issued in the Texas Litigation against Sunset, Sunset instituted a separate lawsuit in Nevada State Court styled Sunset Management LLC v. American Realty Trust, Inc., et al., Cause No. A462587 pending in District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada State Court held a hearing on Sunset’s request for emergency relief and denied all of Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset has attempted to re-litigate the underlying issues already determined in the Texas Litigation and the Nevada Litigation through cross-claims and counterclaims in the Texas Litigation and renewed motions for injunctions and the appointment of a receiver in the Nevada Litigation. During September 2003, the Texas Litigation was removed to Bankruptcy Court for the Northern District of Texas and subsequently transferred to the Eastern District of Texas. Sunset and the Plaintiffs have filed cross-motions for partial summary judgment in the Bankruptcy Court which had been briefed but remain pending at this time. The parties have also filed an Agreed Motion to Withdraw the reference and have the case transferred to a United States District Judge for trial, which has been denied without prejudice pending resolution of pre-trial motions, including the motions for summary judgment.

On February 10, 2004, Sunset filed yet another lawsuit in Nevada styled Sunset Management LLC v. Transcontinental Realty Investors, Inc., Case No. CV04-00345 in the Superior Court of Washoe County, seeking to compel a new election of directors, alleging that Sunset was improperly denied voting rights with respect to certain pledged shares at the 2003 stockholders meeting of TCI. TCI responded to that action by informing the Nevada Court that the issue of the validity and effectiveness of proxies purportedly held by Sunset in connection with the loan was already pending before the Bankruptcy Court. On May 12, 2004, the Nevada District Court denied Sunset’s motion to compel and election of corporate directors because of the dispute pending in the Texas Bankruptcy Court concerning the status of the loan. Subsequently, the Nevada District Court denied two motions for reconsideration filed by Sunset. Sunset is currently appealing the rulings of the Washoe County District Court.

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARI’s Common Stock is traded on the New York Stock Exchange using the symbol “ARL.” The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

Quarter Ended	High	Low
March 31, 2005 (through March 24, 2005)	$9.99	$8.90

March 31, 2004	11.25	7.58
June 30, 2004	9.80	6.99
September 30, 2004	9.17	8.20
December 31, 2004	11.60	7.54

March 31, 2003	10.65	7.50
June 30, 2003	13.10	8.30
September 30, 2003	12.25	10.00
December 31, 2003	12.55	8.95

As of March 24, 2005, the closing market price of ARI’s Common Stock on the New York Stock Exchange was $9.35 per share.

As of March 24, 2005, ARI’s Common Stock was held by approximately 2,900 stockholders of record.

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI’s Common Stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2004. Future distributions to Common stockholders will be dependent upon ARI’s realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into Common Stock at 90.0% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. At December 31, 2004, 3,469,350 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2003, 10,188,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At June 30, 2003, shares of Series C Preferred Stock could be converted into 57,500 shares of ARI Common Stock. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock into ARI Common Stock will be at 90.0% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note was paid in full in January 2003, including accrued but unpaid interest. In July 2002, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million in cash. In August 2003, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million in cash. In June 2004, 2.6 million Class A limited partner units were redeemed for $2.6 million in cash. In December 2004, 750,000 Class A limited partner units were redeemed for $750,000 in cash. At December 31, 2004, no Series C Preferred Stock was outstanding.

91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2004, no Series D Preferred Stock was outstanding.

500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2004, 50,000 shares of Series E Preferred Stock were outstanding.

The following table sets forth information regarding purchases made by ARI of shares of ARI Common Stock on a monthly basis during the fourth quarter of 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 2004	—	$—	—	465,393
November 2004	—	—	—	465,393
December 2004	335,900	11.25	335,900	129,493

Total	335,900	$11.25	335,900

(1)	The repurchase program was announced in September 2000. 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
		Restated(1)
	(dollars in thousands, except per share)
EARNINGS DATA
Operating income	$42,746	$34,772	$11,922	$14,081	$29,620
Gain on land sales	11,781	43,831	16,727	7,883	29,001
Pizza parlor gross margin	7,812	7,006	6,750	6,278	5,784

Income from operations	62,339	85,609	35,399	28,242	64,405

Equity in loss of investees	(41)	(4,441)	(20,914)	(13,352)	(4,581)
Loss on sale of investments in equity investees	—	—	(286)	(387)	(8,744)
Equity in gain on sale of real estate by equity investees	—	—	—	22,542	18,571
Other income	22,526	24,640	8,590	2,448	2,039
Other expenses	143,115	123,354	78,897	91,806	126,255
Gain on sale of real estate	—	—	—	77,816	67,727

Net income (loss) from continuing operations	(58,291)	(17,546)	(56,108)	25,503	13,162
Net income (loss) from discontinued operations	91,485	29,409	47,644	(8,149)	(10,483)
Net income (loss)	33,194	11,863	(8,464)	17,354	2,679
Preferred dividend requirement	(2,601)	(2,351)	(2,401)	(2,485)	(2,327)

Income (loss) applicable to Common shares	$30,593	$9,512	$(10,865)	$14,869	$352

PER SHARE DATA
Net income (loss) from continuing operations	$(5.76)	$(1.85)	$(5.15)	$1.96	$1.04
Net income (loss) from discontinued operations	8.66	2.73	4.19	(.69)	(1.01)

Net income (loss) applicable to Common shares	$2.90	$.88	$(.96)	$1.27	$.03

Weighted average shares outstanding	10,559,571	10,789,352	11,375,127	11,714,374	10,399,890

BALANCE SHEET DATA
Real estate, net	$983,422	$1,054,735	$466,042	$590,488	$653,744
Notes and interest receivable, net	72,661	70,595	82,133	30,382	13,831
Total assets	1,190,843	1,240,880	711,330	761,048	787,015
Notes and interest payable	939,921	986,769	475,433	564,298	616,331
Margin borrowings	18,663	21,194	8,558	28,040	13,485
Stockholders’ equity	103,009	76,871	79,527	88,169	73,402
Book value per share	$9.04	$6.75	$6.99	$7.75	$6.21

(1)	The 2004 Restatement adjustments affecting 2003 are set forth in the following table:

	2003
	As Previously Reported	As Restated
	(dollars in thousands)
Net income (loss)	$8,321	$9,512
Net income (loss) per Common Share	$.77	$.88

Financial Position Data (at December 31):
Total Assets	$1,240,181	$1,240,880
Stockholders’ Equity	$75,680	$76,871

The 2004 Restatement adjustments affecting 2003 are adjustments with respect to net income (loss), as described in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” —NOTE 24. “RESTATEMENT OF 2003 FINANCIAL STATEMENTS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

ARI was organized in 1999. In August 2000, ARI acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”), ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owns a portfolio of real estate and mortgage loan investments.

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

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value, less costs to sell and an impairment loss is recognized within income from continuing operations. ARI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. ARI’s estimates are subject to revision as market conditions and ARI’s assessments of them change. In the third quarter of 2004, ARI recognized asset impairments of $3.4 million. In the fourth quarter of 2004, ARI recognized asset impairments of $7.1 million.

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

Obligations and Commitments

ARI has contractual obligations and commitments primarily with regards to the payment of mortgages.

The following table aggregates ARI’s expected contractual obligations and commitments subsequent to December 31, 2004. (dollars in thousands)

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$931,663	$236,274	$246,100	$103,204	$346,085
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	11,015	2,234	3,673	2,621	2,487
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	2,171	2,171	—	—	—
Total	$944,849	$240,679	$249,773	$105,925	$348,572

(1)	ARI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

Other long-term liabilities represent ARI’s intentions to purchase the interests of general and limited purchases of partnerships formed to construct residential properties.

Liquidity and Capital Resources

General.    Cash and cash equivalents at December 31, 2004 totaled $22.4 million, compared with $9.5 million at December 31, 2003. ARI’s principal sources of cash have been and will continue to be from property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and, to a lesser extent, distributions from partnerships. Management anticipates that ARI’s cash at December 31, 2004, along with cash that will be generated in 2005 from property operations, will not be sufficient to meet all of ARI’s cash requirements. Management intends to selectively sell income producing real estate or land, refinance or extend real estate debt and seek additional borrowings against real estate to meet its cash requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

Notes payable totaling $236.3 million are scheduled to mature during 2005. During the first quarter of 2005, ARI either extended, refinanced, paid down, paid off or received commitments from lenders to extend or refinance $108.9 million of the debt scheduled to mature in 2005. See NOTE 2. “REAL ESTATE,” NOTE 8. “NOTES AND INTEREST PAYABLE” and NOTE 23. “SUBSEQUENT EVENTS.”

ARI reported net income of $33.2 million for 2004, which included the following non-cash charges and credits: gain on sale of real estate of $111.0 million, depreciation and amortization of real estate held for investment and intangible assets of $30.4 million, amortization of deferred borrowing costs of $10.5 million, provision for asset impairment of $10.5 million, gain on settlement of debt of $10.6 million, provision for loan losses of $2.8 million, discount on sale of notes receivable of $389,000 and gain on foreign currency transactions of $3.8 million. Net cash used in operating activities was $40.7 million. Interest receivable decreased by $1.3 million due to a collection of notes receivable, other assets increased by $3.5 million primarily due to increased affiliate receivables, interest payable increased by $2.6 million primarily due to unpaid interest on disputed notes payable, and a decrease in minority interest primarily due to allocation of loss to minority owners.

Net cash provided by investing activities of $54.3 million was primarily due to proceeds from sale of real estate of $273.4 million, proceeds from the sale of notes receivable of $8.3 million, and collection of notes receivable of $11.6 million. These inflows were offset by real estate improvements of $165.2 million, investments in real estate entities of $3.9 million, acquisition of real estate of $57.8 million, earnest money deposits of $4.8 million, and funding of notes receivable of $6.8 million.

Net cash used in financing activities of $659,000 was primarily comprised of proceeds for the funding or refinancing of notes payable of $382.3 million and net advances from affiliates of $14.2 million; offset by payouts of $380.6 million to paydown existing notes payable, $9.0 million for financing costs, $5.2 million to repurchase common stock, $1.6 million in dividends paid, and net margin payments of $736,000.

If ARI continues to dispose of operating properties, a further decline in cash from property operations would be expected.

In 2004, ARI purchased a total of 408.7 acres of land in Denton, Ft. Worth, Farmers Branch, Irving, Lubbock, and Dallas, Texas and Kent, Ohio, in separate transactions for a total of $19.7 million. ARI paid $5.1 million in cash, including closing costs. ARI acquired three apartments and land for ten apartments for a total of $34.4 million. ARI paid $6.4 million in cash, including closing costs.

In 2004, ARI sold a total of 573.4 acres of land in Collin County, Ft Worth, Houston, Plano, Dallas, Tarrant County, and Lewisville, Texas and Kent, Ohio in 14 separate transactions for a total of $40.1 million. ARI received net cash of $16.5 million, after paying off or paying down $11.8 million in mortgage debt secured by such land parcels. ARI also sold seven apartments, four industrial warehouses, four shopping centers, 11 office buildings, and an athletic club for a total of $277.4 million. ARI received net cash of $89.8 million, after the payoff or assumption by the purchaser of mortgage debt totaling $145.2 million and after providing purchase money financing of $34.4 million.

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

ARI expects that it will be necessary for it to sell $47.7 million, $52.6 million and $8.1 million of its land holdings during each of the next three years to satisfy the debt on the land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the land debt obligations as they mature, ARI intends to extend such debt or sell other of its assets, specifically income producing properties, to pay the debt.

Stock Loans Payable.    ARI has margin arrangements with various brokerage firms and financial institutions, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. The borrowings under the margin arrangements are secured by the equity securities and bear interest rates ranging from 6.75% to 24.0%. Margin borrowings totaled $18.7 million (approximately 20.8% of market value) at December 31, 2004, compared to $21.2 million at December 31, 2003. See NOTE 8. “MARGIN BORROWINGS.”

Equity Investments.    During the fourth quarter of 1988, ARI began purchasing shares of IORI and TCI, both of which had the same advisor as ARI until June 30, 2003. It is anticipated that additional equity securities of IORI and TCI may be acquired in the future through open market and negotiated transactions to the extent ARI’s liquidity permits. See ITEM 1. “BUSINESS” for discussion of the tender offer for shares of TCI and IORI common stock by ARI and the current ownership of TCI and IORI by ARI.

Equity securities of IORI and TCI held by ARI may be deemed “restricted securities” under Rule 144 of the Securities Act of 1933 (“Securities Act”). Accordingly, ARI may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce ARI’s ability to realize the full fair market value of such investments if ARI attempted to dispose of such securities in a short period of time.

ARI’s cash flow from these investments is dependent on the ability of IORI to make distributions. In December 2000, the Board of IORI suspended the payment of quarterly dividends. ARI received no distributions from IORI in 2004, and ARI anticipates receiving no distributions from IORI in 2005.

In 2004, ARI paid dividends to its Preferred stockholders totaling $1.6 million.

Management reviews the carrying values of ARI’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections, (2) a review of the property’s current rents compared to market rents, (3) a review of the property’s expenses, (4) a review of maintenance requirements, (5) a review of the property’s cash flow, (6) discussions with the manager of the property, and (7) a review of properties in the surrounding area.

Commitments

ARI will rely on externally generated funds, including aggressive land sales, selected sales of income producing properties, refinancing of properties and, to the extent necessary, borrowings to meet these commitments.

Results of Operations

2004 Compared to 2003.    ARI reported net income of $33.2 million in 2004 compared to net income of $11.9 million in 2003. ARI’s net income in 2004 included gains on the sales of real estate of $108.8 million compared to gains on the sales of real estate of $92.6 million in 2003. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

ARI began consolidating TCI’s operations effective March 31, 2003. (See ITEM 1. “BUSINESS.”) The consolidation is the principal factor for the increase during 2004 in the following areas: rents, property operations expense, interest expense, depreciation and amortization, general and administrative expense, advisory fees, and gain on sale of real estate. For these items, 2004 results are also presented without the effect of the consolidation of TCI’s operations for the first three months of 2004.

	2004		2003
	With TCI	Without 1Q TCI
Rents (dollars in thousands)
Commercial	$49,931	$43,000	$42,928
Apartments	76,186	62,957	54,733
Hotels	38,303	36,824	35,725
Land	610	468	615
Other	342	342	1,841

	$165,372	$143,591	$135,842

The increase in apartment rents, without the effect of the consolidation of TCI’s operations, was primarily attributable to completed construction. The increase in hotel rents was primarily attributable to increased occupancy. The decrease in other rents was primarily attributable to the sale of ARI’s interest in Realty Advisors Korea, Ltd. as of June 30, 2003. Total rents are expected to increase in 2005, as a result of completed apartment construction.

	2004		2003
	With TCI	Without 1Q TCI
Property Operations Expenses (dollars in thousands)
Commercial	$35,372	$31,128	$28,002
Apartments	50,519	42,433	39,809
Hotels	28,857	27,449	27,198
Land	7,115	6,722	5,671
Other	763	763	390

	$122,626	$108,495	$101,070

The increase in commercial operations expense was primarily attributable to increased management fees. The increase in apartment operations expense was primarily attributable to property replacements and completed apartment construction. The increase in hotel operations expense was primarily attributable to increased personnel costs and an increase in repairs and replacement expenses. Property operations expenses are expected to increase in 2005, as a result of completed apartment construction.

Pizza parlor sales and cost of sales increased to $34.5 million and $26.7 million in 2004 from $33.1 million and $26.1 million in 2003. The increases were primarily attributable to same-store sales increases of 6.4% in 2004 from 2003 levels.

Interest income decreased to $5.3 million in 2004 from $9.2 million income in 2003. The decrease was primarily attributable to the collection of $41.2 million of notes receivable in 2003 and 2004.

Equity in loss of investees improved to $(41,000) in 2004, from $(4.4) million in 2003. Prior to March 31, 2003, ARI’s equity in loss of investees included equity in TCI’s operations. See NOTE 5. “INVESTMENTS IN EQUITY INVESTEES.”

Gain on foreign currency translation was $3.8 million in 2004. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Zloty during 2004, which has resulted in TCI recognizing this gain.

Gain on settlement of debt was $10.6 million in 2004, compared to $7.2 million in 2003. The 2004 gain resulted from negotiated settlements regarding mortgage loans on an office building in Farmers Branch, Texas ($8.4 million) and land properties in Texas ($2.2 million). The 2003 gain resulted from a favorable ruling in a lender dispute regarding the mortgage loans on three office buildings in New Orleans, Louisiana ($4.4 million) and from the sale through foreclosure of a hotel in Kansas City, Missouri ($2.8 million).

Gain on condemnation award was $4.8 million in 2003, resulting from the settlement of a dispute regarding a land parcel in Dallas, Texas.

Other income was $2.7 million in 2004 compared to $3.4 million in 2003. In 2004, ARI recognized $2.3 million from the sale of leasehold interests in California.

	2004		2003
	With TCI	Without 1Q TCI
Interest Expense (dollars in thousands)
Commercial	$13,665	$11,491	$12,249
Apartments	26,050	21,268	16,150
Hotels	5,916	5,881	5,072
Land	12,966	12,345	17,479
MRI	1,488	1,488	1,127
Other	7,554	7,554	6,523

	$67,639	$60,027	$58,600

The increase in apartment interest expense was primarily attributable to increased loan balances due to completed apartment construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable and reduced interest rates on land mortgages.

	2004		2003
	With TCI	Without 1Q TCI
			As Restated
Depreciation and Amortization (dollars in thousands)
Commercial	$11,700	$9,150	$8,407
Apartments	8,631	7,070	4,213
Hotels	3,995	3,658	4,976
MRI	950	950	1,484
Other	56	45	34

	$25,332	$20,873	$19,114

The increase in apartment depreciation and amortization was primarily attributable to completed construction. The decrease in hotel depreciation and amortization was primarily attributable to the recognition, in 2003, of depreciation from the date of purchase for improvements at one hotel that had been place in service in 1997.

Discount on sale of notes receivable was $389,000 in 2004, compared to $2.2 million in 2003. This represents the discount from the face amount given by ARI to purchasers of notes receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

General and administrative expenses decreased to $18.7 million in 2004 from $22.1 million in 2003. The expenses in 2003 include $3.1 million of one-time reimbursements to BCM for legal fees.

Advisory fees increased to $10.7 million in 2004 from $9.3 million in 2003. In 2003, ARI received an operating expense refund of $1.3 million.

Provision for asset impairment increased to $8.0 million in 2004, from $7.7 million in 2003. In 2004, an office building in Farmers Branch, Texas, an office building in New Orleans, Louisiana, and 1.0 acre of land in Farmers Branch, Texas (exchanged for additional land in the first quarter of 2005) were reduced to their net realizable value.

Minority interest increased to $7.3 million in 2004 from $771,000 in 2003. Minority interest is the earnings attributable to owners, other than ARI, of certain controlled entities. Minority interest in 2004 and 2003 was attributable, in part, to the preferred return for limited partner units of Ocean Beach Partners, L.P., Edina Park Plaza Associates, L.P., Hawthorne Lakes Associates, L.P., and ART Palm, L.P. The increase is primarily attributable to reduced minority participation in ARI partnerships and to the increase in minority interest expense related to TCI’s operations.

In 2004 and 2003 gains on sale of real estate totaling $108.8 million and $92.6 million were recognized. See Note 2. “REAL ESTATE.”

Net income from discontinued operations was $91.5 million in 2004 compared to $29.4 million in 2003. The net income relates to 23 properties and leasehold interests in oil and gas properties that ARI sold in 2002, 32 properties that ARI sold in 2003, and 27 properties that ARI sold in 2004, and three properties ARI sold in 2005. The following table summarizes revenue and expense information for the properties sold.

	2004	2003
Revenue
Rental	$30,414	$51,810
Property operations	18,161	30,757

	12,253	21,053
Expenses
Interest	12,368	21,025
Depreciation	5,108	8,105

	17,476	29,130

Net loss from discontinued operations	(5,223)	(8,077)
Gain on sale of real estate	96,994	48,806
Write-down of assets held for sale	(2,498)	(12,036)
Equity in gain on sale of real estate by equity investees	2,212	716

Net income from discontinued operations	$91,485	$29,409

2003 Compared to 2002.    ARI reported net income of $11.9 million in 2003 compared to a net loss of $8.5 million in 2002. ARI’s net income in 2003 included gains on the sale of real estate of $92.6 million compared to gains on the sale of real estate of $48.4 million in 2002. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

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

	2003		2002
	With TCI	Without TCI
Rents (dollars in thousands)
Commercial	$42,928	$16,370	$16,106
Apartments	54,733	20,678	20,129
Hotels	35,725	28,666	27,675
Land	615	46	575
Other	1,841	1,841	246

	$135,842	$67,601	$64,731

The increase in hotel rents was primarily attributable to increased occupancy.

	2003		2002
	With TCI	Without TCI
Property Operations Expenses (dollars in thousands)
Commercial	$28,002	$12,027	$12,076
Apartments	39,809	15,657	13,226
Hotels	27,198	22,115	20,977
Land	5,671	4,041	6,002
Other	390	390	528

	$101,070	$54,230	$52,809

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

Equity in loss of investees improved to $(4.4) million in 2003, from $(20.9) million in 2002. The improvement was primarily attributable to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50.0% of TCI’s common stock. Prior to March 31, 2003, and in 2002, ARI’s equity in loss of investees included equity in TCI’s operations. See NOTE 5. “INVESTMENTS IN EQUITY INVESTEES.”

Loss on sale of investments in equity investees was $(286,000) in 2002, recognizing the loss on the sale of Villas Continental Apartments.

Gain on settlement of debt was $7.2 million in 2003. The gain resulted from a favorable ruling in a lender dispute regarding the mortgage loans on three office buildings in New Orleans, Louisiana ($4.4 million) and from the sale through foreclosure of a hotel in Kansas City, Missouri ($2.8 million).

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

	2003		2002
	With TCI	Without TCI
Interest Expense (dollars in thousands)
Commercial	$12,249	$5,566	$5,031
Apartments	16,150	6,636	7,212
Hotels	5,072	3,455	3,822
Land	17,479	14,397	19,763
MRI	1,127	1,127	840
Other	6,523	6,523	11,351

	$58,600	$37,704	$48,019

The decrease in land and other interest expense, without the effect of the consolidation of TCI’s operations, was primarily attributable to reduced balances payable on stock loans and land mortgages. In 2002, ARI recognized a $912,000 loss on an interest rate swap contract. See NOTE 21. “DERIVATIVE FINANCIAL INSTRUMENTS.”

	2003 (as restated)		2002
	With TCI	Without TCI
Depreciation and Amortization (dollars in thousands)
Commercial	$8,407	$1,820	$1,870
Apartments	4,213	1,447	1,449
Hotels	4,976	3,590	1,920
MRI	1,484	1,484	1,268
Other	34	—	39

	$19,114	$8,341	$6,546

The increase in hotel depreciation and amortization, without the effect of the consolidation of TCI’s operations, was primarily attributable to the recognition of depreciation from the date of purchase for improvements at one hotel that had been placed in service in 1997.

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

Provision for asset impairment increased to $7.7 million in 2003, from $3.7 million in 2002. In 2003, the carrying value of an office building in Farmers Branch, Texas, was reduced to its net realizable value. In 2002, the carrying value of an 89.3 acre tract of land in Palm Desert, California (sold in the first quarter of 2003) was reduced to its net realizable value.

Loss on foreign currency transaction was $3.3 million in 2003. Loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro strengthened against the Zloty during 2003, which has resulted in TCI recognizing this charge.

Minority interest decreased to $771,000 in 2003 from $1.3 million in 2002. Minority interest is the earnings attributable to owners, other than ARI, of certain controlled entities. Minority interest in 2003 and 2002 was attributable, in part, to the preferred return for limited partner units of Ocean Beach Partners, L.P., Valley Ranch, L.P., Edina Park Plaza Associates, L.P., Hawthorne Lakes Associates, L.P., ART Florida Portfolio I, ART Florida Portfolio II, ART Florida Portfolio III and ART Palm, L.P. The decrease is primarily attributable to reduced minority participation in ARI partnerships and to the consolidation of TCI’s operations by ARI effective March 31, 2003, following ARI’s acquisition of more than 50.0% of TCI’s common shares.

In 2003 and 2002, gains on sale of real estate totaling $92.6 million and $48.4 million were recognized.

Net income from discontinued operations was $29.4 million in 2003 compared to $47.6 million in 2002. The net income relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002, 32 properties that ARI sold in 2003, 27 properties that ARI sold in 2004, and three properties ARI sold in 2005. The following table summarizes revenue and expense information for the properties sold.

	2003	2002
Revenue
Rental	$51,810	$46,158
Property operations	30,757	28,297

	21,053	17,861
Expenses
Interest	21,025	17,814
Depreciation	8,105	7,699

	29,130	25,513

Net loss from discontinued operations	(8,077)	(7,652)
Gain on sale of real estate	48,806	31,706
Write-down of assets held for sale	(12,036)	(479)
Equity in gain on sale of real estate by equity investees	716	24,069

Net income from discontinued operations	$29,409	$47,644

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

Operating Relationships

In October 2003, ARI entered into a lease with Prime for space at the One Hickory Centre Office Building. The lease was for 59,115 sq. ft. (approximately 59.0% of the building), has a term of three years, and provided for annual base rent of $1.3 million, or $21.50 per sq. ft. Effective May 1, 2004, the lease was amended to 54,404 sq. ft. (approximately 56.0% of the building), with an annual base rent of $1.2 million, or $21.50 per sq. ft.

ARI received rents of $69,000 in 2004 from BCM for BCM’s lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger and ARI has available space at the hanger.

In 2004, ARI paid BCM, Prime, their affiliates and a related party $10.7 million in advisory fees, $1.9 million in net income fees, $1.9 million in loan arrangement fees, $578,000 in property acquisition fees, $8.4 million in real estate brokerage commissions, $5.6 million in construction supervision fees and $6.7 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of BCM. In addition, as provided in the Advisory Agreement, BCM and Prime received cost reimbursements of $4.6 million.

Partnership Transactions

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI’s Common Stock is 90.0% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the outstanding Class A units as follows: December 31, 2005—875,000 units; and December 31, 2006—5,938,750 units.

Advances and Loans

From time-to-time, ARI and its affiliates have made advances to each other, which have not had specific repayment terms, do not bear interest, are unsecured and have been reflected in ARI’s financial statements as other assets or other liabilities. At December 31, 2004, after accounting for affiliate purchases and sales, amounts still owed by ARI were $260,000 and $1.2 million to IORI and Regis I, respectively. Also at December 31, 2004, ARI was owed $13.6 million and $1.4 million by BCM, Prime and Regis I, respectively.

Activity in 2004 included:

In January 2004, ARI issued 200,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime. ARI’s affiliate receivable was increased by $2.5 million.

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

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.2% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $810,000 in principal and interest was collected. In December 2001, $825,000 in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM; receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently at 8.75%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10.0% shareholder of One Realco until July 31, 2004. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In April 2004, $825,000 was advanced under a security loan arrangement with a financial institution. The proceeds were paid to an affiliate, increasing ARI’s affiliate receivable.

In July 2004, ARI obtained a loan of $3.2 million secured by a contract for sale of the Waters Edge III Apartments. The proceeds of $3.2 million were received by an affiliate, increasing ARI’s affiliate receivable.

In October 2004, ARI advanced $3.3 million to the Class A Limited Partners of Edina Park Plaza Associates, Limited Partnership, of which ARI is the general partner. The loans bear interest at 10.0% per annum and mature in September 2017. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. The outstanding principal is due at maturity.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI Common Stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 7.75% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $0.7 million in accrued interest was collected. In August 2004, $0.3 million in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

Property Transactions

Activity in 2004 included:

In December 2003, ARI sold seven properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c)3 Corporation. ARI sold 39.3 acres of Pioneer Crossing land for $3.9 million, 10.7 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge Apartments for $19.0 million, the Cliffs of El Dorado Apartments for $13.4 million, the Limestone Canyon Apartments for $18.0 million, the Sendero Ridge Apartments for $29.4 million, and Tivoli Apartments for $16.1 million. All of the transactions included the assumption of debt and notes receivable to ARI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of ARI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to ARI and ARI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method, and the properties and corresponding debt will continue to be consolidated by ARI. All of these transactions were approved by ARI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments and Limestone at Vista Ridge apartments were approved by their prospective lenders for transfer to the purchasing entities. ARI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the notes associated with the Tivoli apartments and Sendero Ridge apartments.

In December 2003, ARI sold a tract of Marine Creek land to a subsidiary of United Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and ARI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full ARI’s note payable on the land. ARI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of ARI’s note payable. The note bears interest at 6.0%, requires quarterly payments from available surplus cash and matures in December 2007. See Note 9. “RELATED PARTY TRANSACTIONS.”

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

In September 2004, ARI sold Limestone Canyon II land to a subsidiary of UHF for $720,000 in the form of a seller note receivable. Due to no cash received and common control, ARI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale was recognized and no note receivable has been recorded.

In April 2002, ARI and TCI sold 21 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15.0% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At December 31, 2004, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.4 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ARI’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the changes in the market rates and prices and the affect of the changes on the future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

The following table contains only those exposures that existed at December 31, 2004. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

	2005	2006	2007	2008	2009	Thereafter	Total
Assets
Trading Instruments—Equity Price Risk
Marketable securities at market value							$6,670
Notes receivable
Variable interest rate—fair value							$23,408
Instrument’s maturities	$2,776	$5,633	$14,717	$—	$—	$—	$23,126
Instrument’s amortization	—	—	—	—	—	—	—
Interest	1,672	1,395	182	—	—	—	3,249
Average rate	7.3%	8.3%	2.0%	—	—	—
Fixed interest rate—fair value							$52,075
Instrument’s maturities	$27,849	$7,740	$2,570	$2,626	$125	$9,098	$50,008
Instrument’s amortization	51	60	67	47	—	—	225
Interest	3,599	1,940	1,347	1,045	1,021	5,293	14,245
Average rate	8.5%	11.3%	11.3%	11.3%	11.3%
Liabilities
Notes payable
Variable interest rate—fair value							$135,256
Instrument’s maturities	$96,009	$44,258	$30,454	$—	$6,637	$17,936	$195,294
Instrument’s amortization	3,864	3,830	1,427	630	575	9,804	20,130
Interest	9,494	5,866	3,134	2,080	1,739	14,046	36,359
Average rate	5.1%	4.4%	4.7%	7.0%	7.0%
Fixed interest rate—fair value							$690,115
Instrument’s maturities	$126,960	$75,576	$72,880	$54,239	$26,162	$88,852	$444,669
Instrument’s amortization	9,441	9,048	8,627	7,809	7,152	229,493	271,570
Interest	42,503	40,218	33,351	27,825	24,813	343,130	511,840
Average rate	7.2%	7.9%	8.2%	8.5%	8.9%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of American Realty Investors, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 22, American Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Farmer, Fuqua & Huff, PC

Plano, Texas

March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

American Realty Investors, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, other comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe our audits provide a reasonable basis for our opinion.

As described in Note 22, American Realty Investors, Inc.’s management has indicated its intent to sell both land and operating properties and refinance or extend debt coming due, to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Realty Investors, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Dallas, Texas

April 15, 2004

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
		As Restated
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$877,677	$931,014
Less—accumulated depreciation	(157,138)	(168,069)

	720,539	762,945
Real estate held for sale, net of depreciation	192,533	211,942
Real estate subject to sales contract (Note 8)	70,350	79,848
Notes and interest receivable
Performing ($43,605 in 2004 and $37,697 in 2003 from affiliates)	67,894	64,296
Non-performing	6,632	10,932

	74,526	75,228
Less—allowance for estimated losses	(1,865)	(4,633)

	72,661	70,595
Pizza parlor equipment	13,747	12,237
Less—accumulated depreciation	(6,608)	(5,385)

	7,139	6,852
Marketable equity securities, at market value	6,670	5,020
Cash and cash equivalents	22,401	9,543
Investments in equity investees	8,212	4,987
Goodwill, net of accumulated amortization ($1,763 in 2004 and 2003)	11,858	11,858
Other intangibles, net of accumulated amortization ($871 in 2004 and $822 in 2003)	1,480	1,529
Other assets ($27,704 in 2004 and $8,098 in 2003 from affiliate)	77,000	75,761

	$1,190,843	$1,240,880

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($36,298 in 2004 and $34,775 in 2003 to affiliate)	$722,985	$819,143
Liabilities related to assets held for sale	156,959	100,154
Liabilities subject to sales contract (Note 8)	59,977	67,472
Margin borrowings	18,663	21,194
Accounts payable and other liabilities ($2,557 in 2004 and $2,934 in 2003 to affiliates)	71,357	96,360

	1,029,941	1,104,323
Minority interest	57,893	59,686
Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A, 3,469,350 shares in 2004 and 3,225,370 shares in 2003 (liquidation preference $34,694), including 900,000 shares in 2004 and 2003 held by subsidiaries	5,139	4,651
Series E, 50,000 shares in 2004 and 2003 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 in 2004 and 2003	114	114
Treasury stock, at cost, 1,243,272 shares in 2004 and 746,972 shares in 2003	(15,146)	(9,924)
Paid-in capital	91,789	92,464
Retained earnings (accumulated deficit)	22,561	(10,635)
Accumulated other comprehensive income (loss)	(1,548)	101

	103,009	76,871

	$1,190,843	$1,240,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	As Restated
	(dollars in thousands, except per share)
Property revenue
Rents ($1,223 in 2004 and $1,102 in 2003 from affiliates)	$165,372	$135,842	$64,731
Property operations expenses ($5,182 in 2004, $4,273 in 2003, and $4,325 in 2002 to affiliates)	122,626	101,070	52,809

Operating income	42,746	34,772	11,922
Land operations
Sales	40,052	68,003	127,750
Cost of sales	27,690	40,603	75,718
Deferral of gains on current period sales	581	3,493	36,135
Recognition of previously deferred gains	—	19,924	830

Gain on land sales	11,781	43,831	16,727
Pizza parlor operations
Sales	34,525	33,057	32,036
Cost of sales	26,713	26,051	25,286

Gross margin	7,812	7,006	6,750

Income from operations	62,339	85,609	35,399
Other income
Interest income ($3,258 in 2004, $4,035 in 2003, and $2,515 in 2002 from affiliates)	5,347	9,222	3,145
Equity in loss of investees	(41)	(4,441)	(20,914)
Gain on foreign currency transactions	3,766	—	—
Gain on settlement of debt	10,649	7,210	—
Gain on condemnation award	—	4,800	—
Loss on sale of investments in equity investees	—	—	(286)
Other ($300 in 2002 from affiliates)	2,764	3,408	5,445

	22,485	20,199	(12,610)
Other expenses
Interest ($2,825 in 2004, $833 in 2003, and $1,703 in 2002 to affiliates)	67,639	58,600	48,019
Depreciation and amortization	25,332	19,114	6,546
Discount on sale of notes receivable	389	2,220	—
General and administrative ($2,470 in 2004, $8,282 in 2003, and $2,546 in 2002 to affiliates)	18,743	22,124	12,479
Advisory fee to affiliate	10,728	9,345	5,899
Net income fee to affiliate	1,933	—	—
Litigation settlement	5,848	15	916
Provision for asset impairment	8,001	7,698	3,692
Provision for loan losses	(2,768)	158	—
Loss on foreign currency transactions	—	3,309	—
Minority interest	7,270	771	1,346

	143,115	123,354	78,897

Net income (loss) from continuing operations	(58,291)	(17,546)	(56,108)
Discontinued operations (Note 20):
Loss from operations	(5,223)	(8,077)	(7,652)
Gain on sale of real estate	96,994	48,806	31,706
Write-down of assets held for sale	(2,498)	(12,036)	(479)
Equity in gain on sale of real estate by equity investees	2,212	716	24,069

Net income (loss) from discontinued operations	91,485	29,409	47,644
Net income (loss)	33,194	11,863	(8,464)
Preferred dividend requirement	(2,601)	(2,351)	(2,401)

Net income (loss) applicable to Common shares	$30,593	$9,512	$(10,865)

Earnings per share—basic and diluted
Net income (loss) from continuing operations	$(5.76)	$(1.85)	$(5.15)
Discontinued operations	8.66	2.73	4.19

Net income (loss) applicable to Common shares	$2.90	$.88	$(.96)

Weighted average Common shares used in computing earnings per share	10,559,571	10,789,352	11,375,127

Convertible Preferred Stock (2,569,350, 2,325,370, and 2,326,858 shares) and options to purchase 76,750, 98,250, and 105,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for 2004, 2003, and 2002, respectively, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	(dollars in thousands, except per share)
Balance, January 1, 2002	$4,850	$100	$114	$—	$97,140	$(14,035)	$—	$88,169

Comprehensive income:
Unrealized gain on foreign currency translation	—	—	—	—	—	—	3,204	3,204
Net loss	—	—	—	—	—	(8,464)	—	(8,464)

								(5,260)
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	(2,371)	—	—	(2,371)
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	(30)	—	—	(30)
Repurchase of Series A Preferred Stock	(196)	—	—	—	(784)	—	—	(980)
Common Stock dividends (pre-merger)	—	—	—	—	(25)	—	—	(25)
Other	—	—	—	—	24	—	—	24

Balance, December 31, 2002	4,654	100	114	—	93,954	(22,499)	3,204	79,527

Comprehensive income:
Unrealized gain on foreign currency translation	—	—	—	—	—	—	14	14
Recognition of previously unrealized gain, upon the sale of foreign operations	—	—	—	—	—	—	(3,117)	(3,117)
Net income (as restated)	—	—	—	—	—	11,863	—	11,863

								8,760

Issuance of Common Stock	—	—	—	—	195	—	—	195
Repurchase of Series A Preferred Stock	(3)	—	—	—	(12)	1	—	(14)
Common shares held by acquired company	—	—	—	(9,924)	—	—	—	(9,924)
Exchange of investments with affiliates	—	—	—	—	678	—	—	678
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	(2,321)	—	—	(2,321)
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	(30)	—	—	(30)

Balance, December 31, 2003 (as Restated)	4,651	100	114	(9,924)	92,464	(10,635)	101	76,871

Comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(3,229)	(3,229)
Unrealized gain on marketable securities	—	—	—	—	—	—	1,580	1,580
Net income	—	—	—	—	—	33,194	—	33,194

								31,545
Repurchase of Common Stock	—	—	—	(5,222)	—	—	—	(5,222)
Common Stock Dividends (pre-merger)	—	—	—	—	(26)	—	—	(26)
Repurchase of Series A Preferred Stock	(12)	—	—	—	(48)	2	—	(58)
Issuance of Series A Preferred Stock	500	—	—	—	2,000	—	—	2,500
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	(2,571)	—	—	(2,571)
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	(30)	—	—	(30)

Balance, December 31, 2004	$5,139	$100	$114	$(15,146)	$91,789	$22,561	$(1,548)	$103,009

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2004	2003	2002
			(As Restated)
	(dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$33,194	$11,863	$(8,464)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of real estate	(110,987)	(93,353)	(48,433)
Depreciation and amortization	30,440	27,216	14,245
Amortization of deferred borrowing costs	10,488	10,540	8,930
Provision for asset impairment	10,499	19,892	4,171
Discount on sale of notes receivable	389	2,324	—
Provision for loan losses	(2,768)	158	—
Gain on settlement of debt	(10,649)	(7,210)	—
Gain on condemnation award	—	(4,800)	—
Equity in (income) loss of investees	41	4,441	(2,869)
(Gain) loss on foreign currency transactions	(3,766)	3,306	—
(Increase) decrease in accrued interest receivable	1,318	(3,992)	(1,586)
(Increase) decrease in other assets	(3,548)	7,177	(14,481)
Increase (decrease) in accrued interest payable	2,582	1,723	2,437
Increase (decrease) in accounts payable and other liabilities (includes $14,864 in 2004, $(36,160) in 2003, and $(14,117) in 2002 with affiliates)	199	7,581	(5,361)
Decrease in minority interest	1,819	(2,621)	(1,282)

Net cash used in operating activities	$(40,749)	$(15,755)	$(52,693)

Cash Flows From Investing Activities
Collections on notes receivable ($718 in 2004, $2,535 in 2003 and $776 in 2002 from affiliates)	$11,626	$29,622	$7,416
Proceeds from sale of notes receivable	8,264	33,866	7,641
Notes receivable funded	(6,848)	(3,593)	(2,169)
Proceeds from sale of real estate	273,393	163,097	102,772
Purchase of marketable equity securities	—	(1,640)	—
Proceeds from sale of marketable equity securities	—	179	1,291
Acquisitions of real estate	(57,877)	(15,313)	(1,359)
Real estate improvements	(165,154)	(50,997)	(34,336)
Pizza parlor equipment purchased	(1,527)	(1,615)	(2,869)
Proceeds from sale of pizza parlor equipment	94	438	1,498
Earnest money deposits	(4,825)	(8,594)	331
Distribution from (to) equity investees	1,007	(648)	—
Settlement of interest rate swap contract	—	(31)	(284)
Investment in real estate entities, net of cash acquired	(3,887)	(25,677)	(3,976)

Net cash provided by investing activities	$54,266	$119,094	$75,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For Years Ended December 31,
	2004	2003	2002
	(As Restated)
	(dollars in thousands)
Cash Flows From Financing Activities
Proceeds from notes payable	$382,259	$178,523	$103,701
Margin borrowings (payments), net	(736)	11,886	(19,548)
Payments on notes payable	(380,579)	(285,307)	(133,959)
Deferred borrowing costs	(8,994)	(7,450)	(7,170)
Net advances from affiliates	14,189	2,485	43,813
Dividends paid	(1,566)	(2,351)	(2,401)
Repurchase of Preferred Stock	(10)	(14)	—
Repurchase of Common Stock	(5,222)	—	—
Stock sale profits received from affiliate	—	—	24

Net cash used in financing activities	(659)	(102,228)	(15,540)

Net increase (decrease) in cash and cash equivalents	12,858	1,111	7,723
Cash and cash equivalents, beginning of year	9,543	8,432	709

Cash and cash equivalents, end of year	$22,401	$9,543	$8,432

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$66,411	$80,867	$54,400
Schedule of noncash investing and financing activities
Notes payable from acquisition of real estate	$5,027	$29,151	$—
Notes payable assumed by buyer upon sale of real estate	34,357	45,321	80,729
Carrying value of real estate exchanged for other real estate	—	—	7,224
Redemption of Series A Preferred Stock	—	—	980
Purchase accounting adjustment of net assets acquired	8,434	58,558	—
Notes receivable from sale of real estate	24,167	59,440	59,578
Cancellation of Series F Preferred Stock	—	—	3,969
Note receivable from sale of leasehold interests	—	—	1,300
Acquisition of property to satisfy debt	—	—	19,789
Disposal of property to satisfy debt	—	4,760	41,050
Exchange of interest in note receivable for stock	—	7,688	—
Note receivable from exchange of stock with affiliate	—	526	—
Notes payable proceeds collected by affiliate for property financing	21,297	1,500	—
Sale of note and interest receivable to satisfy debt	—	13,435	—
Funds collected by affiliate on sale of real estate	—	6,239	—
Write-off goodwill upon sale of subsidiary	—	2,116	—
Sale of investment to reduce affiliate debt	—	6,000	—
Unrealized foreign currency translation gain	—	14	3,204
Unrealized gain on marketable securities	1,580	—	—
Unrealized foreign currency translation loss	3,229	—	—
Issuance of Common Stock	—	195	—
Issuance of Series A Preferred Stock	2,500	—	—
Note Payable paid by affiliate	10,823	—	—
Subsidiary shares of parent Common Stock	—	9,924	—
Exchange of investments with affiliate	—	678	—
Asset impairment writedown	10,499	19,892	4,171

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

Certain balances for 2002 and 2003 have been reclassified to conform to the 2004 presentation.

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

The acquisition of ART and NRLP by ARI was completed on August 2, 2000. NRLP unit holders, except for ART, received one share of ARI Common Stock for each unit of NRLP held. ART stockholders received .91 shares of ARI Common Stock for each share of ART Common Stock held. Each share of ART Preferred Stock was converted into one share of Preferred Stock of ARI, having substantially the same rights as ART’s Preferred Stock. The ART shares of Common Stock ceased trading on the New York Stock Exchange on August 2, 2000. The NRLP units of limited partner interest ceased trading on the American Stock Exchange on August 2, 2000. ARI Common Stock commenced trading on the New York Stock Exchange on August 3, 2000.

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

After the tender offer, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At December 31, 2004, ARI and TCI have the same Board of Directors, and a director of ARI (Ted Stokely) also serves as a director of IORI.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of ARI in the amount of $526,000 (see NOTE 3. “NOTES AND INTEREST RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2004, ARI owned 82.2% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2004, ARI owned 19.7% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

The following pro forma information reflects the results of operations for ARI as though the consolidation of TCI’s operations had begun on January 1, 2003.

2003
Revenue, as reported	$236,902
Revenue, pro forma	253,007
Net income (loss), as reported	11,863
Net income (loss), pro forma	11,108
Earnings per share:
Basic and diluted, as reported	$.88
Basic and diluted, pro forma	$.81

On June 30, 2003, ARI sold its 71.4% interest in Realty Advisors Korea, Ltd. (“RAK”) to Realty Advisors, Inc. (“Realty Advisors”), a related party, for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10.0% interest on the $6.0 million price paid by ARI to purchase the 71.4% interest in RAK in 2002.

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (79.0%) and Syntek West, Inc. (“Syntek West”) (21.0%), related parties. Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

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

Non-performing notes receivable.    ARI considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered non-performing will also be considered non-performing, without regard to the borrower’s adherence to payment terms.

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

Recent Accounting pronouncements.    SFAS No. 151—In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the consolidated financial position or results of operations of ARI.

SFAS No. 152—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions” (“SFAS No. 152”). SFAS No. 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-2”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, and is to be reported as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial position or results of operations of ARI.

SFAS No. 123—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Share-Based Payment, revised (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS No. 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations. See Stock-Based Employee Compensation for the pro forma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS No. 123.

SFAS No. 153—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, An Amendment of APB Opinion

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the consolidated financial position or results of operations of ARI.

Real estate held for investment and depreciation.    Real estate held for investment is carried at cost. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property’s remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from five to 40 years.

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

Foreign Currency Translation.    Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of shareholders’ equity. Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of re-measurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in income and amounted to a gain of $3.8 million in 2004 and a loss of $3.3 million in 2003.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value of financial instruments.    The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of ARI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings (loss) per share.    Income (loss) per share is presented in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Income (loss) per share is computed based upon the weighted average number of shares of Common Stock outstanding during each year.

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

	2004	2003	2002
	(dollars in thousands, except per share amounts)
Net income (loss), as reported	$30,593	$9,512	$(10,865)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	22	21	114

Pro forma net income (loss)	$30,571	$9,491	$(10,979)

Net income (loss) per share
Basic and diluted, as reported	$2.90	$.88	$(.96)
Basic and diluted, pro forma	$2.90	$.88	$(.97)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	64%	65%	69%
Risk-free interest rate	4.55%	4.04%	3.95%
Expected lives (in years)	10	10	10
Forfeitures	10%	10%	10%

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value per share of options granted in 2004 was $7.22.

NOTE 2.    REAL ESTATE

In 2004, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Laguna Vista(1)	Farmers Branch, TX	206 Units	2,424	902	1,522		5.50		09/46
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Parc at Maumelle(1)	Maumelle, AR	240 Units	3,120	916	2,204		5.37		07/46
Treehouse(3)	Irving, TX	160 Units	7,519	(498)	5,027	(4)	5.00		08/13
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,996		5.99		10/45
Land
Cooks Lane	Ft. Worth, TX	21.9 Acres	1,000	1,034	—		—		—
Denton-Coonrod	Denton, TX	13.9 Acres	1,644	1,046	840		6.25		11/06
DeSoto	DeSoto, TX	202.0 Acres	2,516	1,364	1,265		6.25		11/06
Granbury Station	Ft. Worth, TX	15.7 Acres	923	236	738		7.00		09/07
Ladue	Farmers Branch, TX	8.0 Acres	1,743	659	1,206		6.65	(2)	06/06
Las Colinas	Irving, TX	45.5 Acres	4,802	1,674	3,121		7.00		12/06
Las Colinas(5)	Irving, TX	268.0 Acres	4,687	159	—		—		—
Lubbock	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad	Dallas, TX	0.3 Acres	708	704	—		—		—
Rogers	Rogers, AR	20.1 Acres	1,390	619	1,130		10.50		04/05
West End	Dallas, TX	0.2 Acres	71	71	—		—		—

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498 in cash received.
(4)	Assumed debt of seller.
(5)	Obtained in exchange for 13.0 acres of Las Colinas land.

In 2003, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid	Debt Incurred		Interest Rate	Maturity Date
Apartments
Breakwater Bay(1)	Beaumont, TX	176 Units	$1,979	$383	$1,554		5.50%	08/44
Capitol Hill(1)	Little Rock, AR	156 Units	1,904	615	1,289		5.50	10/44
Longwood	Long Beach, MS	200 Units	6,349	334	6,349	(2)	7.60	04/12
Land
Pulaski	Pulaski County, AR	21.9 Acres	2,000	695	1,400		6.50%	05/05
Sheffield Village	Grand Prairie, TX	13.9 Acres	1,500	464	975		5.50 (3)	09/04
Travelers(4)	Farmers Branch, TX	202.0 Acres	25,000	1,947	22,802		5.49	10/06

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Assumed debt of seller.
(3)	Variable interest rate.
(4)	Purchased from IORI.

In February 1990, ARI sold the Bridgeview Plaza Shopping Center, located in LaCrosse, Wisconsin, providing purchase money financing of $5.0 million in the form of a wrap mortgage. In 1996, the first lienholder

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

called a default under the ARI wrap note, and directed future payments be made directly to them. ARI began legal proceedings against the first lienholder. In December 1999, ARI sold the note to BCM at its carrying value of $489,000, retaining the right to receive any amounts collected by BCM in excess of the amount paid, plus accrued interest. In 2002, ARI prevailed in its litigation and ARI’s lien on the property was restored. The borrower continued in default, and ARI foreclosed on the property in March 2003. The property was subsequently sold to TCI. See NOTE 9. “RELATED PARTY TRANSACTIONS.”

In 2004, ARI sold the following properties:

Property	Location	Units /Sq.Ft./ Acres	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ (Loss) on Sale
Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	$13,442	$10	$10,323	(1)	$—
Falcon House	Ft. Walton, FL	82 Units	3,330	1,178	1,950	(1)	1,209
In the Pines	Gainesville, FL	242 Units	11,300	3,247	5,201		5,517
La Mirada	Jacksonville, FL	320 Units	10,500	2,576	7,098		7,576
Park Avenue	Tallahassee, FL	121 Units	6,225	926	4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	5,531		1,688
Tiberon Trails	Merrillville, IN	376 Units	10,325	2,869	6,189	(1)	49
Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077	422		454
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	65		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	668		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	—		—	(3)
Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		7,915	(2)
Marine Creek	Ft. Worth, TX	10.7 Acres	1,488	1,198	991		—	(7)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	251	200		617
Mason Goodrich	Houston, TX	4.0 Acres	523	33	436		306
Mason Goodrich	Houston, TX	2.4 Acres	250	15	200		115
Mason Goodrich	Houston, TX	5.0 Acres	515	466	—		254
Mason Goodrich	Houston, TX	12.0 Acres	1,492	1,338	—		854
Meloy Road	Kent, OH	1.3 Acres	135	—	135		11
Rasor	Plano, TX	24.5 Acres	2,600	2,600	1,260		220
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—
Vineyards	Tarrant County, TX	1.6 Acres	1,307	(275)	548		677
Vineyards II	Tarrant County, TX	1.5 Acres	1,239	(261)	200		551
Vista Ridge	Lewisville, TX	1.3 Acres	310	259	—		131
Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472	2,009		337
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448	2,899		784
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842	3,772		708
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—	—		(92)
Centura Tower(4)	Farmers Branch, TX	410,901 Sq. Ft.	84,075	36,350	49,878		38,154
Corporate Pointe	Chantilly, VA	65,918 Sq. Ft.	9,000	5,025	3,585		5,533
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	9,150	4,608	3,865		1,931
Countryside Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	102	941		72
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	3,408		6,807
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743	7,654		6,786
Venture Center	Atlanta, GA	38,272 Sq. Ft.	4,000	997	2,550		1,381
Shopping Centers
Collection	Denver, CO	267,812 Sq. Ft.	21,200	6,703	13,153		3,314
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)	—	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808	5,358		4,073
Sadler Square	Amelia Island, FL	70,295 Sq. Ft.	4,500	1,876	2,680		1,897
Other
Signature Athletic Club(2)	Dallas, TX	N/A	120	(154)	88		(47)

(1)	Debt assumed by purchaser.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Signature Athletic Club was sold for the assumption of capital leases by purchaser. Net cash paid is from prepaid dues and unearned revenues due purchaser.
(3)	Sold to BCM, a related party, for assumption of debt and a secured note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” Gain of $1,157 (Texstar) and $521 (K-Mart) deferred until sale to unrelated party.
(4)	ARI sold a 95% limited partnership interest, retaining a 1% general partner and 4% limited partner interest.
(5)	Sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See NOTE 9. “RELATED PARTY TRANSACTIONS.” Gain of $2,542 deferred until sale to unrelated party.
(6)	Returned to lender. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(7)	Sold to UHF. Gain of $581 deferred until sale to unrelated party.

In 2003, ARI sold the following properties:

Property	Location	Units/Rooms/ Acres/Sq.Ft.	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
Apartments
Bay Anchor	Panama City, FL	12 Units	$369	$—		$291		$174
Confederate Point	Jacksonville, FL	206 Units	10,700	2,780		7,241	(3)	8,373
Georgetown	Panama City, FL	44 Units	1,175	323		789	(3)	72
Greenbriar	Tallahassee, FL	50 Units	1,700	594		976	(3)	1,025
Lake Château	Thomasville, GA	98 Units	1,600	460		1,033		147
Landing & Marina	Pensacola, FL	52 Units	1,825	576		1,162	(3)	492
Lincoln Court	Dallas, TX	55 Units	3,038	1,834		1,208		1,895
Marquis at Vista Ridge	Lewisville, TX	288 Units	17,700	2,175		15,518	(3)	—	(2)
Northside Villas	Tallahassee, FL	81 Units	5,575	1,806		2,784		915
Pinecrest	North Augusta, SC	120 Units	2,707	1,136		1,429		(304)
Quail Creek	Lawrence, KS	95 Units	4,700	1,188		3,260		1,683
Regency	Lincoln, NE	106 Units	4,880	838		3,179		2,815
Rolling Hills	Tallahassee, FL	134 Units	5,061	1,361		2,785		1,182
Seville	Tallahassee, FL	62 Units	2,795	—		2,360		697
Stone Oak	San Antonio, TX	252 Units	6,930	3,670		2,699		4,490
Summerfield	Orlando, FL	224 Units	9,415	4,845		4,476	(3)	4,268
Treehouse	Irving, TX	160 Units	7,500	—		5,083	(3)	4,762	(8)
Willo Wick Gardens	North Augusta, SC	104 Units	2,707	255		1,943		1,140
Hotels
Clarion KC Airport(6)	Kansas City, MO	196 Rooms	2,070	—		4,888	(6)	—
Grand Hotel Sofia	Sofia, Bulgaria	136 Rooms	24,750	6,258		4,209	(3)	(31	)(4)
Industrial Warehouses
Kelly (108th Street)	Dallas, TX	20,871 Sq.Ft.	675	—		634	(3)	357
Kelly (301 Hilltop)	Dallas, TX	76,946 Sq.Ft.	1,800	—		1,712	(3)	639
McLeod	Orlando, FL	110,914 Sq.Ft.	5,450	2,980		1,902		2,805
Tricon	Atlanta, GA	570,877 Sq.Ft.	13,084	3,364		9,395		5,579
Land
Eagle Crest	Dallas, TX	20.0 Acres	4,000	—		4,000	(8)	—	(8)
Jeffries Ranch	Oceanside, CA	82.4 Acres	2,900	151		—		1,474
Katrina	Palm Desert, CA	89.3 Acres	8,550	(410)		2,840		(40)
Keller	Tarrant County, TX	30.0 Acres	2,800	2,676		—		2,063
Mason Goodrich	Houston, TX	8.0 Acres	210	—	(5)	—		(149)
Mason Goodrich	Houston, TX	1.6 Acres	209	12		169		113
Mason Goodrich	Houston, TX	7.7 Acres	900	36		764		466
Mason Goodrich	Houston, TX	2.8 Acres	250	14		197		97
Mason Goodrich	Houston, TX	6.6 Acres	1,350	84		1,124		964
McKinney Corners II	Collin County, TX	2.1 Acres	300	(60)		285		208
Nashville	Nashville, TN	1.1 Acres	201	9		170		135
Nashville	Nashville, TN	8.8 Acres	235	(11)		217		114
Palm Desert	Palm Desert, CA	25.1 Acres	2,600	(88	)(9)	—		797
Pioneer Crossing	Austin, TX	367.4 Acres	22,500	4,948		—		13,916
Pioneer Crossing	Austin, TX	33.4 Acres	2,386	(78)		—		—	(11)
Pioneer Crossing	Ausitn, TX	113.7 Acres	1,839	718		—		(94)
Pioneer Crossing	Austin, TX	196.6 Acres	3,911	2,839		—		(285)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/Rooms/ Acres/Sq.Ft.	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain/ (Loss) on Sale
Sendero Ranch	Ft. Worth, TX	14.0 Acres	300	292		—		(770)
Scout	Tarrant County, TX	51.6 Acres	2,788	485		—		2,321
Solco-Valley Ranch	Farmers Branch, TX	6.1 Acres	1,999	(90	)(7)	—		529
State Highway 121/Watters Road(10)	Collin County, TX	37.1 Acres	2,188	1,197		912		1,410
Vineyards II	Tarrant County, TX	4.8 Acres	2,617	225		1,570		14
Vista Ridge	Lewisville, TX	14.5 Acres	2,250	713		1,343		622

Office Buildings
56 Expressway	Oklahoma City, OK	54,649 Sq.Ft.	$1,702	$103		$1,478	(3)	$1,253
Bonita Plaza	Bonita, CA	47,777 Sq.Ft.	8,034	1,698		5,944		2,798
Encino Executive Plaza	Encino, CA	177,211 Sq.Ft.	37,040	1,947		33,145	(3)	(67)
Remington Tower	Tulsa, OK	90,009 Sq.Ft.	3,360	(80)		3,360	(3)	(579)

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq.Ft.	8,700	—		—		—	(1)
Cullman	Cullman, AL	92,466 Sq.Ft.	2,000	—		2,650	(3)	—	(1)
Oak Tree Village	Lubbock, TX	45,623 Sq.Ft.	3,366	1,527		1,328		820
Parkway Centre	Dallas, TX	28,374 Sq.Ft.	4,000	—		1,640	(3)	2,470	(8)
Sheboygan	Sheboygan, WI	74,532 Sq.Ft.	1,225	669		569		181
Westwood	Tallahassee, FL	149,855 Sq.Ft.	8,950	5,045		1,880		5,787

(1)	Sold to TCI to satisfy affiliate debt. Gain of $8,700 (Bridgeview) and $1,118 (Cullman) deferred until sale to unrelated party.
(2)	Sold to Housing for Senior of Lewisville, LLC, a related party. Gain of $125 deferred until sale to unrelated party.
(3)	Debt assumed by purchaser.
(4)	Includes recognition of $3,117 of accumulated foreign currency translation gains.
(5)	Cash of $210 was received by BCM and applied to ARI’s affiliate debt.
(6)	Sold at foreclosure auction. Impairment of $3,343 and debt forgiveness of $2,818 recognized.
(7)	Cash of $1,999 was received by BCM and applied to ARI’s affiliate debt.
(8)	Sold to IORI to satisfy affiliate debt. Gain of $1,918 deferred until sale to unrelated party.
(9)	Cash of $2,600 was received by Prime and applied to ARI’s affiliate debt.
(10)	Approximately 20.0 acres of Watters Road land and 17.1 acres of State Highway 121 land were sold together in a single transaction.
(11)	Gain of $1,776 deferred until collection of note receivable.

At December 31, 2004, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Blue Lake Villas II	Waxahachie, TX	76 Units	$4,454	$217	$4,234
Bluffs at Vista Ridge	Lewisville, TX	272 Units	17,239	3,347	15,500
Bridges on Kinsey	Tyler, TX	232 Units	11,572	4,509	14,477
Dakota Arms	Lubbock, TX	208 Units	12,611	1,326	12,549
Kingsland Ranch	Houston, TX	398 Units	24,573	1,081	23,000
Laguna Vista	Farmers Branch, TX	206 Units	3,432	17,673	17,741
Lake Forest	Houston, TX	240 Units	13,919	519	12,815
Parc at Maumelle	Maumelle, AR	240 Units	4,502	14,196	16,829
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,486	1,201	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	13,393	4,708	16,056
Wildflower Villas	Temple, TX	220 Units	9,377	6,220	14,073

In 2004, ARI completed the 248 unit DeSoto Ranch Apartments in DeSoto, Texas, the 314 unit Verandas at Cityview Apartments in Fort Worth, Texas, the 216 unit Mariposa Villas (Echo Valley) in Dallas, Texas, the 176 unit Breakwater Bay Apartments in Beaumont, Texas, the 156 unit Capitol Hill Apartments in Little Rock, Arkansas and the 332 unit Vistas of Pinnacle Park Apartments in Dallas, Texas.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.	NOTES AND INTEREST RECEIVABLE

	2004		2003
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing (including $42,423 in 2004 and $35,054 in 2003 from affiliates)	$68,728	$66,315	$60,064	$60,359
Non-performing	6,755	7,044	9,800	10,819

	$75,483	73,359	$69,864	71,178

Interest receivable (including $1,182 in 2004 and $2,643 in 2003 from affiliates)		1,167		4,050

		$74,526		$75,228

Interest income is recognized on non-performing notes receivable on a cash basis. For the years 2004, 2003, and 2002, unrecognized interest income on such non-performing notes receivable totaled $961,000, $583,000 and $706,000, respectively.

Notes receivable at December 31, 2004, mature from 2003 to 2017 with interest rates ranging from 4.0% to 18.0% per annum and a weighted average rate of 7.3% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. A majority of the notes receivable provide for principal to be paid at maturity. Scheduled principal maturities of $30.6 million are due in 2005.

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity.

In March 2004, ARI sold 492.5 acres in Collin County, Texas for $20.0 million, receiving $8.0 million after payment of debt and closing costs, and providing purchase money financing of $7.2 million for a portion of the land on a contingent basis. The secured note bore interest at 7.0% per annum and matured in September 2004. The purchaser extended the note to December 2004 with a $1.1 million extension payment in September 2004. In December 2004, the note was collected in full, including accrued but unpaid interest.

In June 2003, ARI sold the 104 unit Willow Wick Apartments in North Augusta, South Carolina, for $2.7 million and provided $42,000 of the purchaser’s closing costs as seller financing. The note bore interest at 5.0% per annum and required all interest and principal payments be paid at maturity in December 2003. This loan was extended until February 2004 and $10,000 was received in March 2004. The note, including accrued and unpaid interest, was paid in June 2004. ARI discounted the note $2,000 and recognized a loss of $2,000.

In October 2004, TCI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured; bears interest at 8.5% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance.

In November 2004, ARI sold a 1.6 acre tract of its Vineyards II land parcel for $2.5 million, paying $536,000 after mortgage paydowns, closing costs, and providing purchase money financing of $2.0 million. In November 2004, the note was sold to an unrelated party for $2.0 million plus accrued and unpaid interest.

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments and originally matured in January 2003. As of March 2004, ARI had funded a total of $4.3 million. On January 22, 2003, ARI agreed to extend the maturity date until May 1, 2003. The collateral used to secure ARI’s second lien was seized by the first lien holder. On March 11, 2004, ARI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, ARI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and all principal and interest is due November 2005. ARI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. ARI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to ARI by borrower and by $605,000 from cash received. ARI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of this modification, ARI has released $1.4 million of allowance for loan losses to expense. The following notes were assigned to ARI as payment on the note:

•	$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note.

•	$264,000 secured by a second lien on 13 acres of unimproved land. This note bears interest at 9.0% and matured in February 2003. ARI’s parent company, ARI, is in negotiations to take title to the collateral, therefore, this note is considered performing and no allowance has been established.

•	$466,000 secured by a second lien on 23.3 acres of unimproved land. This note bears interest at 4.0% and is payable upon demand.

•	$125,000 secured by a 100% interest in an affiliated company that owns an apartment building. This note bears interest at 12.0%, only requires payments if surplus cash is available and matures in April 2009.

In March 2002, ARI sold the 174,513 sq. ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.0% per annum, requires monthly payments of accrued interest and matures in March 2007. As of March 2005, ARI has funded $788,000 of the additional line of credit.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly payments of accrued interest, and matures in June 2005. ARI has funded the entire $300,000.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2003, ARI sold a 367.4 acre tract of its Pioneer Crossing land parcel for $22.5 million, receiving $4.9 million after payment of closing costs and providing purchase money financing of $16.9 million. The note bears interest at 8.0% per annum, matures in September 2006 and requires quarterly payments of accrued interest beginning in January 2004. All principal and accrued but unpaid interest are due at maturity. In November 2003, ARI sold an interest in $8.0 million of the note for $7.5 million, receiving $7.2 million in cash after payment of closing costs and debt pay down. In February 2004, ARI sold an additional interest in $6.6 million of the note for $6.3 million, receiving $6.3 million in cash after payment of closing costs.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. The financing bore interest at 16.0% per annum, required monthly payments of interest only at 6.0% per annum beginning in February 2000, required a $200,000 principal pay down in December 1999, which was not received, and matured in August 2000. ARI had the option of obtaining the buyer’s general and limited partnership interests in the collateral partnerships in full satisfaction of the financing. In March 2000, ARI agreed to forbear foreclosing on the collateral securing the note and released one of the partnership interests, in exchange for a payment of $250,000 and executed deeds of trusts on certain properties owned by the buyer. In March 2000, the borrower made a $1.1 million payment, upon receipt of which ARI returned the deeds of trust. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In April 2004, a demand letter was sent to the debtor. ARI initiated legal action in June 2004.

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt pay down and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest will begin accruing after improvements to the site have been completed by ARI. At March 2005, the improvements have begun. The future costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. A principal payment of $450,000 is due within ten days after a Tentative Parcel Map (the “Map”) is recorded. At March 2005, negotiations with the buyer to settle any further obligations are underway. Interest payments will be due on the first day of each calendar quarter, beginning with the first quarter following the completion of the site improvements.

In October 2003, ARI sold a 33.4 acre tract of its Pioneer Crossing land parcel for $2.4 million, paying $78,000 after payment of closing costs and providing purchase money financing of $2.4 million. The note bears interest at 10.0% per annum, requires interest-only payments beginning in November 2007 and matures in October 2008.

In November 2003, ARI purchased a note receivable from an unrelated party for $1.4 million, including accrued and unpaid interest. The note is secured by a first lien Deed of Trust on 13.0 acres of undeveloped land in Harris County, bears interest at the default rate of 18.0%, and matures in May 2003. The note is classified as non-performing. Air is negotiating with the borrower to obtain title to the property.

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004 and required payments beginning in March 2003. In March 2003, the note was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the note has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity. In February 2005, the note was exchanged for 23.0 acres of land in Palm Desert, California. See Note 23. “SUBSEQUENT EVENTS.” In July 2003, ARI advanced an additional $357,000 to the borrower. The new note bore interest at 8.0% per annum and matured in July 2004. In November 2003, the note was collected in full, including accrued but unpaid interest.

Related Parties.    In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.2% of the outstanding shares of ARI’s Common Stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $810,000 in principal and interest was collected. In December 2001, $825,000 in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently at 8.75%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10.0% shareholder of One Realco until July 31, 2004. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The secured note bears interest at 2.0% over the prime rate, currently 7.75%, and matures in April 2005.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The secured note bears interest at 2.0% over the prime rate, currently 7.75%, and matures in April 2005.

In December 2003, ARI sold a tract of Marine Creek land to a subsidiary of United Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and ARI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full ARI’s note payable on the land. ARI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of ARI’s note payable. The note bears interest at 6.0%, requires quarterly payments from available surplus cash and matures in December 2007. See Note 9. “RELATED PARTY TRANSACTIONS.”

In October 2004, ARI advanced $3.3 million to the Class A Limited Partners of Edina Park Plaza Associates, Limited Partnership, of which ARI is the general partner. The loans bear interest at 10.0% per annum and mature in September 2017. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. The outstanding principal is due at maturity.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party.    In October 2004, ARI contemplated the sale of the common stock of TCI Lexington Corp, which owns the Lexington Center office building in Colorado Springs, Colorado, to One Realco Office Investors, Inc., a related party, for the assumption of debt of $4.9 million, which was subject to lender approval, and a seller note of $237,00. The assumption of debt by One Realco Office Investors, Inc. was not approved by the lender; therefore, ARI’s Board of Directors rescinded their approval of the transaction. ARI extended the loan on the Lexington Center with the lender in December 2004.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI Common Stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 7.75% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

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

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2004	2003	2002
Balance January 1,	$4,633	$3,077	$2,577
TCI allowance added through consolidation	—	1,456	—
(Decrease) increase in provision	(2,768)	100	500

Balance December 31,	$1,865	$4,633	$3,077

NOTE 5.	INVESTMENTS IN EQUITY INVESTEES

Before 2003, ARI’s investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI’s advisor until June 30, 2003, also served as advisor to IORI and TCI until June 30, 2003.

Through March 31, 2003, ARI accounted for its investment in IORI and TCI and the joint venture partnerships using the equity method. ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. See NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM has executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2004, ARI owned 82.2% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2004, ARI owned 19.7% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

ARI is a non-controlling 30.0% general partner in Sacramento Nine (“SAC 9”), which owned an office building in Rancho Cordova, California. In December 2004, SAC 9 sold the office building for $3.7 million, of which ARI received $1.1 million after closing costs and fees. ARI recognized a gain on the sale of investment in SAC 9 of $882,000 relating to this transaction.

In December 2004, ARI sold a 95% interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. ARI retained a non-controlling 1% general partner and 4% limited partner interest in Garden Centura, L.P. ARI will account for its investment in this partnership on the cost basis.

The investments in IORI and the joint venture partnerships are accounted for using the equity method as more fully described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Investments in equity investees.”

A significant portion of ARI’s investment in IORI and TCI is pledged as collateral for borrowings. See NOTE 7. “NOTES AND INTEREST PAYABLE” and NOTE 8. “MARGIN BORROWINGS.”

Investments in equity investees consisted of the following:

Investee	Percentage of Ownership At December 31, 2004	Carrying Value of Investment At December 31, 2004	Equivalent Investee Book Value At December 31, 2004	Market Value of Investment at December 31, 2004
IORI	19.73%	$5,765	$10,545	$5,532
Other		2,447

		$8,212

Investee	Percentage of Ownership At December 31, 2003	Carrying Value of Investment At December 31, 2003	Equivalent Investee Book Value At December 31, 2003	Market Value of Investment at December 31, 2003
IORI	19.20%	$4,423	$9,381	$5,331
Other		564

		$4,987

Set forth below are summary financial data for equity investees:

	2004	2003
Property and notes receivable, net	$86,279	$95,896
Other assets	4,662	5,248
Notes payable	(44,571)	(60,825)
Other liabilities	(2,579)	(1,230)

Equity	$43,791	$39,089

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003	2002
Revenues	$9,227	$35,306	$121,055
Depreciation	(740)	(5,817)	(20,799)
Provision for losses	—	(956)	(4,316)
Interest	(3,491)	(11,517)	(43,679)
Operating expenses	(4,888)	(26,287)	(93,760)
Income (loss) from continuing operations	108	(9,271)	(41,499)
Income (loss) from discontinued operations	(89)	(1,685)	(2,675)
Gain from sale of discontinued operations	5,473	5,334	51,110

Net income (loss)	$5,492	$(5,622)	$6,936

ARI’s equity share of:

	2004	2003	2002
Loss before gain from sale of discontinued operations	$(41)	$(4,441)	$(20,938)
Gain from sale of discontinued operations	2,212	716	24,069

Net income (loss)	$2,171	$(3,725)	$3,131

The cash flow from IORI is dependent on the ability of IORI to make distributions. IORI ceased making quarterly distributions in the fourth quarter of 2000.

ARI initially acquired its investment in IORI and TCI in 1989.

NOTE 6.	MARKETABLE EQUITY SECURITIES

Since 1994, ARI has purchased equity securities of entities other than those of the IORI and TCI to diversify and increase the liquidity of its margin accounts and its trading portfolio. Trading and available-for-sale portfolio securities are carried at market value. In 2004, ARI did not purchase or sell any marketable securities. At December 31, 2004, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $82,000. Also at December 31, 2004, ARI recorded an unrealized increase in the market value of its available-for-sale portfolio securities of $1.6 million. In 2003, ARI purchased $1.6 million and sold $108,000 of marketable securities. At December 31, 2003, ARI recognized an unrealized increase in the market value of trading portfolio securities of $7,000. In 2003, ARI realized $66,000 in gains from the sale of trading portfolio securities. At December 31, 2002, ARI recognized an unrealized decline in the market value of trading portfolio securities of $25,000. In 2002, ARI realized no gains or losses from the sale of trading portfolio securities and received no dividends. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations. Unrealized gains and losses on available-for-sale portfolio securities are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.	NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2004		2003
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable
Mortgage loans	$782,532	$881,335	$911,991	$926,034
Borrowings from financial institutions	12,715	14,030	19,104	15,414
Notes payable to affiliates	30,124	36,298	31,498	34,775

	$825,371	931,663	$962,593	976,223

Interest payable		8,258		10,546

		$939,921		$986,769

Scheduled principal payments on notes payable are due as follows:

2005	$236,274
2006	132,712
2007	113,398
2008	62,678
2009	40,526
Thereafter	346,085

$931,663

Stated interest rates on notes payable ranged from 4.0% to 14.8% per annum at December 31, 2004 and matured in varying installments between 2005 and 2046. At December 31, 2004, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $1,109.1 million.

Prior to February 2004, the Brandeis Office Building in Denver, Colorado was occupied by two tenants, one of which occupied a significant portion of the building. The larger tenant built its own building and moved out, resulting in the office building being at only approximately 20% occupancy. The loan matured in December 2003, and ARI proposed an extension of the maturity of the loan. The lender desired a sufficient pay down of the loan. In February 2004, the title to the Brandeis Office Building was transferred to the lender by agreement. Outstanding indebtedness and accrued interest at that time was $8.8 million. ARI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

A subsidiary of ARI developed and constructed a commercial property in Texas, consisting of a 220,000 square foot building, with construction financing guaranteed by ARI. Several challenges occurred with respect to the construction of the property, involving work stoppages, completion of construction by the prime contractor, and actions of the prime contractor with respect to subcontractors. The construction loan matured and ARI proposed to the lender a month-to-month extension, but the lender desired an extension for a two-year period with fees and points which ARI considered to be excessive. During December 2003, ARI sold the property to a related party, which instituted a reorganization proceeding, in an effort to restructure the indebtedness on the property. In November 2004, ARI settled with the contractor, who was also the junior lender, and modified and extended its debt with the primary lender. ARI recognized an $8.4 million gain on settlement of debt for these transactions.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2003, ARI received a loan for $5.0 million that was secured by its investment in equity securities of Realty Korea CR-REIT Co., Ltd. No. 1. The loan was also secured by a second deed of trust on commercial properties in North Carolina and Texas. The loan bore interest at the prime rate plus 1.0%, required monthly interest only payments and matured in August 2004. In May 2003, the loan was paid in full.

In October 2003, ARI borrowed $1.6 million from IORI, which was then advanced to the Class A Limited Partners of Encino Executive Plaza, Ltd. The loan bore interest at 2.0% per annum and matures in June 2006. All principal and interest are due at maturity. Effective January 1, 2004, the interest rate was changed to 5.49%.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/Sq. Ft. Rooms/Acres	Debt Incurred		Debt Discharged		Net Cash Received/ (Paid)		Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$5,184		$4,257		$370		5.16%		12/34
Treehouse	Irving, TX	160 Units	5,780		5,027		138		5.06		07/34
Villager	Fort Walton, FL	33 Units	804		507		129		5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250		—		—	(5)	12.50		12/04	(9)
Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—		3,548		6.75	(1)	09/09
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(8)	5,138		(1,238)		5.75	(1)	10/05
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	11,500		12,332		(13,689	)(3)	7.00	(1)	03/05	(10)
Willows	Chicago, IL	52 Rooms	3,500		—		3,411		6.75	(1)	09/09
Land
Bonneau	Dallas County, TX	8.4 Acres	9,661	(6)	10,283	(7)	76		6.75	(1)	09/05
Centura	Farmers Branch, TX	8.8 Acres	4,485		4,000		(183)		7.00	(1)	02/05	(11)
Chase Oaks	Plano, TX	5.8 Acres	—	(6)	—		—		—		—
Cooks Lane	Ft. Worth, TX	23.2 Acres	550		—		—		6.75		11/06
Dalho	Farmers Branch, TX	2.9 Acres	—	(6)	—		—		—		—
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985		6,222		(67)		7.00	(1)	02/05	(12)
HSM	Farmers Branch, TX	6.2 Acres	—	(6)	—		—		—		—
JHL Connell	Carrollton, TX	7.6 Acres	—	(6)	—		—		—		—
Katy	Harris County, TX	130.6 Acres	7,500		—		(75	)(4)	6.00	(1)	02/07
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965		1,800		78		4.03	(1)	07/07
Las Colinas	Las Colinas, TX	1.5 Acres	—	(6)	—		—		—		—
Marine Creek	Ft. Worth, TX	28.4 Acres	1,785	(3)	—		1,746		4.03	(1)	07/07
Mason/Goodrich	Houston, TX	39.4 Acres	2,133		714		1,345		6.00	(1)	08/05
Stagliano	Farmers Branch, TX	3.2 Acres	—	(6)	—		—		—		—
Vista Ridge	Lewisville, TX	64.9 Acres	—	(6)	—		—		—		—
Walker	Dallas County, TX	132.6 Acres	8,750		7,950		264		5.90	(1)	06/06
Office Buildings
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(8)	—		—		5.75	(1)	10/05
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250		8,000		7,829		4.03	(1)	07/07
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(8)	—		—		5.75	(1)	10/05
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	(2)	36,889		(4,588)		5.50	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	3,800	(2)	—		3,737		5.75	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594		2,989		4.94		10/09
Cooley	Farmers Branch, TX	27,000 Sq. Ft.	2,600		1,726		811		5.50	(1)	09/06
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500		7,500		(164)		3.60	(1)	05/06
Warehouses
Addison Hangers I & II(13)	Addison, TX	52,650 Sq. Ft.	4,500		2,592		1,635		10.00		09/14

(1)	Variable interest rate.
(2)	Repaid with proceeds of subsequent $50,000 loan.
(3)	Cash of $10,961 was received by an affiliate, increasing ARI’s affiliate receivable.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Cash of $7,400 was received by an affiliate, increasing ARI’s affiliate receivable.
(5)	Cash of $3,250 was received by an affiliate, increasing ARI’s affiliate receivable.
(6)	Single note, with all properties as collateral.
(7)	Debt forgiveness of $2,268 recognized.
(8)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.
(9)	Repaid in December 2004.
(10)	Maturity date extended to September 2005.
(11)	Repaid in February 2005.
(12)	Maturity date extended to February 2006.
(13)	The Addison Hangers were sold in September 2004 to a third party but were then leased back for 10 years on a triple net lease basis. This transaction has been recorded as a financing transaction for accounting purposes.

In July 2004, the stock securing a $2.6 million security loan was released, following substitution of additional collateral (see NOTE 8. “MARGIN BORROWINGS”). Accordingly, this loan has been reclassified from “Margin borrowings” to “Notes and interest payable” in the Consolidated Balance Sheets.

In 2003, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Units/Acres/ Sq. Ft.	Debt Incurred		Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Apartments
Arlington Place	Pasadena, TX	230 Units	$1,500		$—	$— (2)	5.00%		05/03	(3)
Plantation	Tulsa, OK	138 Units	2,320		1,924	173	5.60		06/29
Tree House	Irving, TX	160 Units	5,100		2,518	2,132	5.00	(1)	08/13
Windsor Tower	Ocala, FL	64 Units	2,000		1,989	(104)	4.75		08/08
Industrial Warehouses
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	1,800		—	1,722	6.25	(1)	04/05
Land
Elm Fork	Denton County, TX	101.0 Acres	5,000		1,551	2,885	10.75		03/04
Katrina	Palm Desert, CA	52.0 Acres	5,100		3,000	1,795	6.25	(1)	05/05
Keller	Tarrant County, TX	30.1 Acres	2,016	(4)	450	1,494	7.50		07/04
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	—	(4)	—	—	—		—
Las Colinas	Las Colinas, TX	13.0 Acres	—	(4)	—	—	—		—
Las Colinas	Las Colinas, TX	55.7 Acres	6,885		17,338	(11,622)	7.00	(1)	11/04
Mason Goodrich	Houston, TX	84.0 Acres	3,750		757	2,850	6.25	(1)	06/04
McKinney Corners II	Collin County, TX	11.0 Acres	—	(4)	—	—	—		—
Nashville	Nashville, TN	113.8 Acres	6,059		807	4,725	14.00		03/04
Nashville	Nashville, TN	113.8 Acres	941		—	737	14.00		03/04
Rasor	Plano, TX	23.7 Acres	1,260		—	1,214	7.00	(1)	11/04
Thompson	Farmers Branch, TX	3.3 Acres	—	(4)	—	—	—		—
Tomlin	Farmers Branch, TX	9.0 Acres	—	(4)	—	—	—		—
Valwood	Dallas County, TX	235.0 Acres	8,100		5,400	1,745	7.00	(1)	11/06
Vineyards II	Tarrant County, TX	18.6 Acres	3,280		3,750	(583)	6.75	(1)	02/06
Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	5,574		7,876	1,320	5.50	(1)	12/06
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	6,286		7,108	—	5.50	(1)	12/06
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	3,425		6,269	—	5.25	(1)	12/06
Amoco	New Orleans, LA	378,244 Sq. Ft.	10,140		14,408	—	5.50	(1)	12/06
Countryside Retail Center	Sterling, VA	133,422 Sq. Ft.	17,342		16,102	101	5.25	(1)	12/06
Harmon	Sterling, VA	72,062 Sq. Ft.	8,869		7,569	—	5.25	(1)	12/06
Mimado	Sterling, VA	35,127 Sq. Ft.	4,790		4,486	—	5.25	(1)	12/06
One Hickory Centre	Farmers Branch, TX	102,615 Sq. Ft.	11,973	(5)	—	—	5.49		10/06

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/Acres/ Sq. Ft.	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Shopping Centers
Bridgeview	LaCrosse, WI	116,008 Sq. Ft.	6,500	—	6,152	6.25	(1)	04/05
Cullman	Cullman, AL	92,433 Sq. Ft.	1,700	2,650	1,048	6.25	(1)	04/05

(1)	Variable interest rate.
(2)	Cash of $1,500 was received by BCM and applied to ARI’s affiliate debt.
(3)	Paid in July 2003.
(4)	Single note, with all properties as collateral.
(5)	Payable to IORI. In April 2002, ARI sold the company that owned One Hickory Centre to TCI. The transaction was accounted for as a note payable. In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money wraparound financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money wraparound financing of $12.0 million. These additional transactions discharged the 2002 financing from TCI.

NOTE 8.	MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by the equity securities of IORI and TCI and ARI’s trading portfolio securities and bear interest rates ranging from 6.75% to 24.0% per annum. Margin borrowings were $18.7 million at December 31, 2004 and $21.2 million at December 31, 2003, representing 20.8% and 22.2%, respectively, of the market values of the equity securities at those dates.

Sunset Management Loan.    On October 5, 2004, Sunset Management, LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. (“TCI”) in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc. (“ARI”), Basic Capital Management, Inc. (“BCM”), Prime Income Asset Management, Inc. (“PIAMI”), Prime Income Asset Management LLC (“Prime”), Income Opportunity Realty Investors, Inc. (“IORI”), United Housing Foundation, Inc. (“United”), Regis Realty, Inc. (“Regis”), TCI, TCI’s current directors and officers and others. Sunset’s complaint was instituted as Case No. 3:04-CV-02162-B styled Sunset Management, LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. Sunset’s complaint alleges (i) Sunset is the owner of ten shares of Common Stock of TCI, and Sunset is the pledgee and beneficial owner of 3,673,115 shares of Common Stock of TCI, (ii) Sunset is a single-member limited liability company, (iii) that all of the defendants have in their various capacities breached fiduciary duties to TCI and (iv) unjust enrichment of the various defendants. Sunset’s complaint seeks an injunction prohibiting TCI from entering into any related-party transactions that are not fair to TCI and approved by disinterested directors and/or the stockholders with full knowledge of the common interest of the directors and/or officers, unspecified damages, attorneys’ fees and costs. Individual directors and officers of TCI do not believe their interests are adverse to TCI in this matter. All defendants believe the action is not properly brought as a derivative action on behalf of TCI, as Sunset’s interests are adverse to the interests of TCI. The current action brought by Sunset contains many of the same allegations raised by Sunset in four other cases, which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 23, 2004, Sunset filed another Complaint in the United States District Court for the Northern District of Texas, Dallas Division, against ARI, BCM, EQK Holdings, Inc. (“EQK”) and American Realty Trust, Inc. (“ART”). EQK and ART are subsidiaries of ARI. Sunset’s Complaint was instituted as Case No. 3:04-CV-02710-K styled Sunset Management LLC, Plaintiff v. American Realty Investors, Inc., Basic Capital Management, Inc., EQK Holdings, Inc. and American Realty Trust, Inc., alleging (i) that on September 17, 2001, Sunset lent BCM, EQK, ART and ART Williamsburg, Inc. $30,000,000, and in connection with such loan, BCM, EQK and ART pledged 3,673,115 shares of TCI stock to Sunset; 2,129,701 TCI shares pledged to Sunset by EQK; 920,507 TCI shares pledged to Sunset by BCM, and 622,907 shares pledged to Sunset by ART, (ii) that each of the stock pledge agreements specifically provides that the borrower will not “without the written consent of Sunset, sell, dispose of, transfer directly or indirectly, or further encumber the Pledged Securities,” (iii) some or all of the shares pledged by BCM and ART had been transferred to one or more subsidiaries of ARI in violation of the stock pledge agreements, (iv) BCM and ART have allegedly breached the stock pledge agreements by transferring certain shares of TCI, (v) that ARI and EQK have allegedly tortuously interfered with existing contractual relationships among BCM, ART and Sunset. Sunset’s Complaint seeks specific performance under the stock pledge agreements, and that the Court enter an Order (a) requiring ART to reacquire at least 534,307 pledged shares it allegedly transferred to EQK, (b) requiring BCM to reacquire at least 920,507 pledged shares it allegedly transferred to EQK, (c) requiring EQK to transfer 534,307 pledged shares back to ART, and (d) requiring EQK 920,507 pledged shares back to BCM. On February 2, 2005, the Defendants in this case filed a Motion to Dismiss or in the Alternative to Stay Action Pending the Resolution of Prior Proceedings in a sister federal court based upon dependency of an adversary proceeding in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division (Plano, Texas), styled American Realty Trust, Inc. v. Sunset Management LLC, Adversary Proceeding No. 03-4256 (E.D. Texas), which is described in the following paragraphs as the “Texas Litigation.” No hearing has been held or Order issued by the Court on such Motion through March 30, 2005.

The current Sunset complaint is the fifth in a continuing series of actions involving Sunset, certain subsidiaries of ARI, and ARI resulting from a loan in September 2001 to BCM and three subsidiaries of ARI in the original amount of $30 million ($19.5 million of which bore interest at 24.0% per annum, while the remaining $10.5 million of which bore interest at 20.0% per annum). In September 2002, $15 million in principal was repaid leaving a $15 million balance, which Sunset orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset did not honor, resulting in original litigation filed in Texas state court during October 2002 styled American Realty Trust, Inc. ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset and sought certain declaratory relief against Sunset, as well as a temporary and permanent anti-suit injunction against Sunset.

During January 2003, without notice to the plaintiffs in the Texas Litigation, Sunset instituted an action in federal district court in Las Vegas, Nevada against Commonwealth Land Title (“Commonwealth”) seeking disposition of certain shares of Common Stock of TCI held by Commonwealth as Pledge Holder. On January 31, 2003 after a Temporary Restraining Order was issued in the Texas Litigation, Sunset instituted a separate lawsuit in state court in Nevada styled Sunset Management, LLC v. American Realty Trust, Inc., et al., Cause No. A462587 pending in District Court of Clark County, Nevada (the “Nevada Litigation”). On February 12, 2003, the Nevada state court held a hearing on Sunset’s request for emergency relief and denied all Sunset’s requested relief and indicated that a stay of the Nevada Litigation may be appropriate, which stay of litigation (including claims against TCI) was granted on May 2, 2003. Notwithstanding the stay of the Nevada Litigation, Sunset has continued to attempt to re-litigate the underlying fact issues already determined in the Texas Litigation and the Nevada Litigation through cross claims and counterclaims in the Texas Litigation and renewed motions for injunctions and

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appointment of a receiver in the Nevada Litigation. During September 2003, the Texas Litigation was removed to the bankruptcy court for the Northern District of Texas and subsequently transferred to the Eastern District of Texas. Sunset and the Plaintiffs have filed cross-motions for partial summary judgment in the bankruptcy court, which have been briefed but remain pending at this time. The parties have also filed an agreed motion to withdraw the reference and have the case transferred to a United States District Judge for trial, which has been denied without prejudice pending the resolution of pretrial motions, including the motions for summary judgment.

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

Security Loans.    In September 2003, ARI obtained a security loan in the amount of $12.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 14.8%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

In September 2003, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 14.8%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 250,000 shares of IORI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

In October 2003, ARI obtained a security loan in the amount of $2.6 million from a financial institution. The loan bears interest at 9.0% over the six-month LIBOR rate, currently 12.3% (not to exceed 10.5%), requires monthly interest payments, and matures in November 2004. In 2003, $1.8 million was advanced to ARI. In April 2004, an additional $0.8 million was advanced. The loan was partially secured by 825,666 shares of TCI common stock held by ARI. In July 2004, additional collateral provided by an affiliate of ARI was substituted for the TCI shares, and the shares were returned to ARI. Accordingly, this loan has been reclassified from “Margin borrowings” to “Notes and interest payable” in the Consolidated Balance Sheets.

In October 2001, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bore interest at 1.0% over the prime rate, required monthly payments of interest only, and matured in October 2003. The loan was secured by 250,000 shares of ARI Common Stock held by BCM. In October 2003, the maturity date was extended to December 2003. In February 2004, ARI paid $450,000 in principal, and the maturity date was extended to February 2005. In February 2005, the note was paid in full.

In August 2003, ARI obtained a security loan in the amount of €5.0 million from a financial institution in Bulgaria. The funds were used for earnest money for a potential property acquisition in Bulgaria. The loan bore interest at 4.33% over the six-month EURIBOR rate and matured in November 2003. Principal and accrued interest were due at maturity. The loan was secured by 825,666 shares of TCI common stock held by ARI. In October 2003, the earnest money was returned to ARI. In November 2003, the loan was repaid.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	RELATED PARTY TRANSACTIONS

In October 2003, ARI obtained a security loan in the amount of $2.6 million from a financial institution. In 2003, $1.8 million was advanced. In April 2004, an additional $825,000 was advanced. The proceeds were paid to an affiliate, increasing ARI’s affiliate receivable.

In January 2004, ARI issued 200,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime. ARI’s affiliate receivable was increased by $2.5 million.

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

In December 2003, ARI sold a tract of Marine Creek land to a subsidiary of United Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and ARI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full ARI’s note payable on the land. ARI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of ARI’s note payable. The note bears interest at 6.0%, requires quarterly payments from available surplus cash and matures in December 2007. See Note 9. “RELATED PARTY TRANSACTIONS.”

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $810,000 in principal and interest was collected. In December 2001, $825,000 in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently at 8.75%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10.0% shareholder of One Realco until July 31, 2004. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable. In December 2004, the proceeds were paid to ARI.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2004, ARI obtained a loan of $3.2 million secured by a contract for sale of the Waters Edge III Apartments. The proceeds of $3.2 million were received by an affiliate, increasing ARI’s affiliate receivable.

In August 2003, ARI sold three Chicago hotels to a related party for $13.5 million, including the assumption of debt. Due to the sale to a related party to ARI and ARI having continued involvement and control of this entity, this transaction was not recorded as a sale. In September 2004, ARI purchased the three Chicago hotels from the related party for assumption of debt and cancellation of the seller notes.

In September 2004, ARI sold 10.0 acres of land to an affiliate for a purchase price of $720,000 for a note receivable. Due to no cash received and common control, ARI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale has been recognized and no note receivable has been recorded.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI Common Stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 7.75% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

In March 2003, ARI sold the Bridgeview Plaza and Cullman shopping centers to TCI for $10.7 million to satisfy debt. TCI assumed debt of $2.7 million on Cullman. TCI received $5.1 million cash on the subsequent financing of the shopping centers.

In May 2003, ARI sold its Solco-Valley Ranch land parcel. The proceeds of $2.0 million were received by BCM, reducing ARI’s affiliate debt by $2.0 million. (See NOTE 2. “REAL ESTATE.”)

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. In addition, BCM executed a promissory note in favor of ARI in the amount of $526,000 (see NOTE 3. “NOTES RECEIVABLE”). On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM. In December 2003, ARI purchased 204,633 TCI shares in transactions with related parties for a total of $1.4 million.

In June 2003, ARI received funds of $757,000 from an affiliate, reducing the affiliate receivable. The funds paid down a note secured by undeveloped land in Harris County, Texas.

Effective July 1, 2003, PAMI became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (80.0%) and Syntek West, (20.0%). Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

In July 2003, ARI sold its interest in Milano Restaurants International Corporation (“MRI”) to Gruppa Florentina, LLC (“Gruppa”), for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20.0% of Gruppa, thereby retaining a 20.0% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

In July 2003, ARI paid $3.1 million to BCM for a pro-rata portion of prior year’s legal fees incurred by Gene Phillips. Mr. Phillips is a related party and advisor to ARI.

In September 2003, ARI sold its Palm Desert land parcel. The proceeds of $2.6 million were received by an affiliate, reducing ARI’s affiliate debt by $2.6 million. (See NOTE 2. “REAL ESTATE.”)

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

In December 2003, ARI sold Treehouse Apartments and Parkway Centre to IORI for $11.5 million, including the assumption of debt. This transaction increased ARI’s affiliate receivable by $4.8 million. (See NOTE 2. “REAL ESTATE.”)

In December 2003, ARI sold Eagle Crest land to IORI for $4.0 million. This transaction decreased ARI’s affiliate payable to IORI by $4.0 million. (See NOTE 2. “REAL ESTATE.”)

In December 2003, ARI’s Board of Directors approved the payment to Regis of a six percent (6.0%) construction management fee on all construction projects in process at December 31, 2003, to be applied to all construction costs incurred during 2003 on each project. The resulting calculation of $4.1 million was treated as a reduction in the affiliate receivable balance from Prime.

In December 2003, ARI sold seven properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c) 3 Corporation. ARI sold 39.3 acres of Pioneer Crossing land for $3.9 million, 10.7

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge Apartments for $19.0 million, the Cliffs of El Dorado Apartments for $13.4 million, the Limestone Canyon Apartments for $18.0 million, the Sendero Ridge Apartments for $29.4 million, and Tivoli Apartments for $16.1 million. All of the transactions included the assumption of debt and notes receivable to ARI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of ARI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to ARI and ARI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method, and the properties and corresponding debt will continue to be consolidated by ARI. All of these transactions were approved by ARI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments and Limestone at Vista Ridge apartments were approved by their prospective lenders for transfer to the purchasing entities. ARI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the notes associated with the Tivoli apartments and Sendero Ridge apartments.

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

In December 2000, a loan with a principal balance of $1.6 million to Bordeaux Investments Two, L.L.C. (“Bordeaux”), matured. The loan, to provide funds to purchase and renovate a shopping center property in Oklahoma City, Oklahoma, was secured by (1) a 100% interest in Bordeaux, which owns a shopping center in Oklahoma City, Oklahoma; (2) 100% of the stock of Bordeaux Investments One, Inc., which owns 6.5 acres of undeveloped land in Oklahoma City, Oklahoma; and (3) the personal guarantees of the Bordeaux members. Richard D. Morgan, a Bordeaux member until July 2003, served as a director of ARI until October 2001. In July 2003, the members of Bordeaux assigned 100% of the membership interest in Bordeaux to ARI in payment of the note. ARI recorded real estate assets of $8.8 million and assumed $7.2 million of mortgage debt and other liabilities on the shopping center and the undeveloped land. No gain or loss was recorded on this transaction. In December 2003, the shopping center was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003. No payments have been received to date. Ted P. Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In March 2000, a loan with a remaining principal balance of $2.6 million to Lordstown, L.P., matured. The loan, to provide funds to purchase for resale various parcels of land, is secured by a second lien on land in Ohio and Florida, by 100% of the general and limited partner interest in Partners Capital, Ltd., the limited partner of Lordstown, L.P., and a profits interest in subsequent land sales. A corporation controlled by Richard D. Morgan is the general partner of Lordstown, L.P. Mr. Morgan served as a director of ARI until October 2001. In December 2003, the note was exchanged with Regis I, a related party, for three notes receivable: $1.4 million from Harvest Hill; $1.4 million from Harvest Hill I; and $2.1 million from Harvest Hill III, related parties. All three notes bear interest at 12.0%, mature in October 2013, and require monthly payments of interest, to the extent surplus cash is available, beginning in November 2003. No payments have been received to date. Ted P.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stokely, Chairman of the Board and a Director of ARI, is the General Manager of Unified, a related party, which is the sole member of Harvest Hill, Harvest Hill I, and Harvest Hill III.

In January 2002, IORI purchased 100% of the outstanding common shares of Rosedale Corporation (“Rosedale”), a wholly-owned subsidiary of ARI, for $5.1 million. The purchase price was determined based upon the market value of the property exchanged, using a market rate multiple of net operating income. Rosedale owned the Rosedale Towers Office Building. ARI guaranteed that the asset would produce at least a 12.0% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12.0% return, ARI would pay IORI any shortfall. In addition, if the asset failed to produce the 12.0% return for a calendar year, IORI could require ARI to repurchase the shares of Rosedale for the purchase price. The business purpose of the transaction was for IORI to make an equity investment in Rosedale, anticipating a profitable return, and for ARI to receive cash for its equity investment. Management classified this related party transaction as a note payable to IORI. After IORI sold the Rosedale Towers Office Building to an unrelated buyer in December 2002, ARI owed $2.1 million to IORI for remaining principal and 12.0% return. In April 2003, ARI repaid $2.0 million in principal and accrued interest. In August 2003, ARI repaid the remaining principal and accrued interest.

In April 2002, TCI purchased all of the general and limited partnership interests in Garden Confederate Point, L.P. (“Confederate Point”) from ARI for $1.9 million. The purchase price was determined based upon the market value of the property, using a market rate multiple of net operating income. Confederate Point owned the Confederate Point Apartments. ARI guaranteed that the asset would produce at least a 12.0% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12.0% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12.0% return for a calendar year, TCI could require ARI to repurchase the partnership interests in Confederate Point for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in Confederate Point, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable to TCI. In November 2003, the property was sold to an unrelated buyer. ARI repaid the $2.0 million in principal and accrued interest.

In April 2002, TCI purchased 100% of the common shares of ART One Hickory Corporation (“One Hickory”), a wholly-owned subsidiary of ARI, for $4.5 million. The purchase price was determined based upon the market value of the property using a market rate multiple of net operating income. One Hickory owned the One Hickory Centre office building (“One Hickory Centre.”) ARI guaranteed that the asset would produce at least a 12.0% annual return on the purchase price for a period of three years from the purchase date. If the asset failed to produce the 12.0% return, ARI would pay TCI any shortfall. In addition, if the asset failed to produce the 12.0% return for a calendar year, TCI could require ARI to repurchase the shares of One Hickory for the purchase price. The business purpose of this transaction was for TCI to make an equity investment in One Hickory, anticipating a profitable return, and to reduce ARI’s affiliate debt. Management classified this related party transaction as a note payable. In October 2003, TCI sold One Hickory Centre to IORI for $12.2 million, providing purchase money wraparound financing of $12.0 million. Also in October 2003, IORI sold One Hickory Centre to ARI for $12.2 million, providing purchase money wraparound financing of $12.0 million. These additional transactions discharged the 2002 financing from TCI.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 30, 2002, ARI obtained 71.4% interest in RAK from BCM for $6.0 million. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. ARI’s receivable from BCM was reduced by $6.0 million, and no cash was paid by ARI. At the date of acquisition, RAK’s assets consisted of $2.3 million in cash, $3.0 million in deposits and marketable securities, and $225,000 in other assets. RAK’s net equity was $5.5 million. ARI recorded $1.9 million in goodwill as a result of this transaction. In June 2003, ARI sold its 71.4% interest in RAK to Realty Advisors and Syntek West for $6.0 million, reducing ARI’s affiliate debt. Realty Advisors also paid ARI $600,000, representing 10.0% interest on ARI’s investment.

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

During 2002, ARI’s Board of Directors authorized ARI’s Chief Financial Officer to advance funds either to or from ARI, through BCM (then the advisor to ARI), in an amount up to $10.0 million and, subsequent to that, authorized ARI’s Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days.

The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2004.

	BCM	PRIME	IORI
Balance, December 31, 2003	$1,998	$4,393	$(627)
Cash transfers to affiliates	—	250,076	—
Cash transfers from affiliates	—	(264,940)	—
Advance through receipt of financing proceeds	—	19,777	—
Transfer of payable from BCM to Prime	(1,998)	1,998	—
Payables clearing through Prime	—	2,275	367

Other additions	$—	$13,579	$(260)

Also at December 31, 2004, ARI owed $1.4 million to affiliates related to cash received upon the sale of apartments to Metra, and an affiliate owed ARI $1.4 million in accrued rent.

Returns on Metra Properties.    In April 2002, ARI and TCI sold 21 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15.0% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At December 31, 2004, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.7 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002. As of December 2004, ARI and Metra were involved in a lawsuit concerning certain details of this transaction. See NOTE 22. “COMMITMENTS, CONTINGENCIES, AND LIQUIDITY” for additional details.

NOTE 10.	DIVIDENDS

During the second quarter of 1999, ARI’s Board of Directors established a policy that dividend declarations on Common Stock would be determined on an annual basis following the end of each year. No dividends on Common Stock were declared for 2002, 2003 or 2004. Future distributions to Common stockholders will be dependent upon ARI’s income, financial condition, capital requirements and other factors deemed relevant by the Board.

NOTE 11.	PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. Since August 15, 2003, the Series A Preferred Stock may be converted into ARI Common Stock at 90.0% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. At December 31, 2004, 3,469,350 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2003, 10,188,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. At June 30, 2003, shares of Series C Preferred Stock could be converted into 57,500 shares of ARI Common Stock. On or after December 31, 2005, additional shares of Series C Preferred Stock may be converted into 16,250 shares of ARI Common Stock. On or after December 31, 2006, all remaining outstanding shares of Series C Preferred Stock may be converted into ARI Common Stock. All conversions of Series C Preferred Stock into ARI Common Stock will be at 90.0% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. In January 2001, 2.5 million Class A limited partner units of ART Palm were redeemed for $2.5 million in cash. In December 2001, 7.2 million Class A limited partner units of ART Palm were redeemed for $5.8 million, including $2.5 million in cash. ARI gave a note payable for the remaining $3.3 million. The note bore interest at 10.0% per annum, with a payment of

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.9 million plus accrued but unpaid interest due in June 2002, and the remaining principal and accrued but unpaid interest due at maturity in December 2002. The note was paid in full in January 2003, including accrued but unpaid interest. In July 2002, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million cash. In August 2003, 1.6 million Class A limited partner units of ART Palm were redeemed for $1.6 million in cash. In June 2004, 2.6 million Class A limited partner units were redeemed for $2.6 million in cash. In December 2004, 750,000 Class A limited partner units were redeemed for $750,000 in cash. At December 31, 2004, no Series C Preferred Stock was outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2004, no Series D Preferred Stock was outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2004, 50,000 shares of Series E Preferred Stock were outstanding.

There were 10,000 shares of Series I 8.0% Cumulative Preferred Stock authorized, with a par value of $2.00 per share and a liquidation preference of $1,000.00 per share. Dividends were payable at the annual rate of $80.00 per share or $20.00 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. In February 2003, 10,000 shares were issued to ART Morgan, Inc., a wholly-owned subsidiary of ARI. In September 2003, the shares were returned to ARI and were canceled. In October 2003, Series I Cumulative Preferred Stock was eliminated.

NOTE 12.	STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). Under the Option Plan, options have been granted to certain ARI officers and key employees of BCM and its affiliates. The Option Plan provides for options to purchase up to 300,000 shares of Common Stock. All grants are determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20.0% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant. At December 31, 2004, 68,250 options were exercisable at an exercise price of $16.35 per Common share, and 2,500 shares were exercisable at an exercise price of $18.53 per Common share.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 Common shares at an exercise price of $17.71 per Common share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003, 2004 and 2005, each Independent Director was granted an option to purchase 1,000 Common shares at exercise prices of $18.53, $13.625, $9.87, $8.09, $9.13, and $9.70 per Common share, respectively. Each Independent Director will be

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awarded an option to purchase an additional 1,000 Common shares on January 1 of each year. At December 31, 2004, 6,000 options were exercisable at prices ranging from $8.09 to $9.87 per Common share.

	2004		2003		2002
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	98,250	$8.09-18.53	105,750	$9.87-18.53	183,750	$13.63-18.53
Granted	3,000	$9.13	3,000	$8.09	3,000	$ 9.87
Canceled	(24,500)	$8.09-18.53	(10,500)	$9.87-18.53	(81,000)	$13.63-18.53

Outstanding at December 31,	76,750	$8.09-18.53	98,250	$8.09-18.53	105,750	$ 9.87-18.53

NOTE 13.	ADVISORY AGREEMENT

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies, which guide it, the day-to-day operations of ARI are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime, as advisor, also serves as a consultant in connection with the preparation of ARI’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, has been providing advisory services to ARI since October 1, 2003. Prime is indirectly owned by Gene E. Phillips and a trust for the children of Gene E. Phillips. Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime, and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and for ARI.

The Advisory Agreement provides that Prime shall receive base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of ARI’s Average Invested Assets.

In addition to base compensation, the Advisory Agreement provides that Prime, or an affiliate of Prime, receive an acquisition fee for locating, leasing or purchasing real estate for ARI’s benefit; a disposition fee for the sale of each equity investment in real estate; a loan arrangement fee; an incentive fee equal to 10.0% of net income for the year in excess of a 10.0% return on stockholders’ equity, and 10.0% of the excess of net capital gains over net capital losses, if any; and a mortgage placement fee, on mortgage loans originated or purchased.

The Advisory Agreement further provides that Prime shall bear the cost of certain expenses of its employees not directly identifiable to ARI’s assets, liabilities, operations, business or financial affairs, and miscellaneous administrative expenses relating to the performance of its duties under the Advisory Agreement.

If and to the extent that Prime or any director, officer, partner or employee of Prime, shall be requested to render services to ARI other than those required to be rendered by Prime under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between each party from time-to-time.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. Management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.	PROPERTY MANAGEMENT

Affiliates of Prime provided property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide property management services to ARI’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Triad subcontracts the property-level management and leasing of 30 of ARI’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Since January 1, 2003, Regis Hotel I, LLC, has managed ARI’s 11 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company previously owned by First Equity Properties, Inc., which is a company affiliated with Prime. On May 1, 2004, Regis I acquired the ownership of Carmel.

NOTE 15.	ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, BCM and their affiliates were as follows:

	2004	2003	2002
Fees
Advisory fee	$10,728	$9,345	$5,899
Net income fee	1,933	—	—
Loan arrangement	1,927	1,256	689
Property acquisition fees	133	371	13

	$14,721	$10,972	$6,601

Cost reimbursements	$4,568	$5,182	$2,546

Fees paid to Triad, an affiliate, and Regis I, a related party:

	2004	2003	2002
Fees
Real estate brokerage	$8,376	$6,247	$5,322
Property acquisition fee	445	—	—
Construction supervision fee	5,625	4,050	1,937
Property and construction management and leasing commissions*	6,725	4,273	4,325

	$21,171	$14,570	$11,584

*	Net of property management fees paid to subcontractors, other than affiliates of Prime and BCM.

NOTE 16.	INCOME TAXES

Effective January 1, 2004, TCI became eligible to file a consolidated Federal income tax return with ARI.

During the third quarter of 2000, due to a concentration of ownership, TCI no longer met the requirements for tax treatment as a Real Estate Investment Trust (REIT), as defined by Sections 856 through 860 of the

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal Revenue Code of 1986, as Amended (the “Code”). Under the Code, TCI is prohibited from re-qualifying for REIT status for at least 5 years after January 1, 2001.

There was no deferred tax expense <benefit> recorded for the period as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows:

2004
Computed “expected” income tax <benefit> expense	11,800
Book to tax differences in gains on sale of property	(17,400)
Gain from Debt Settlement not recorded for tax purposes	(2,400)
Book to tax differences from entities not consolidated for tax purposes	3,600
Book to tax differences of depreciation and amortization	3,500
Impairment Charges not recorded for Tax Purposes	1,500
Use of Net Operating Loss carryforward	(1,200)
Other	600

$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

2004
Net Operating Losses	$13,679

Basis difference of
Real Estate Holdings and Equipment	(6,218)
Notes Receivable	4,052
Investments	(9,360)
Goodwill and Intangibles	(5,068)
Notes Payable	47,132
Deferred Gains	29,292

Total	121,479
Deferred Tax Valuation Allowance	(121,479)

Net Deferred Tax Asset	$—

ARI has prior tax net operating losses and capital loss carryforwards of approximately $123 million expiring through the year 2023.

ARI had a loss for federal income tax purposes after the use of net operating loss carryforwards in 2002 and losses for federal income tax purposes for 2003; therefore, it recorded no provision for income taxes. ARI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in equity method real estate entities. At December 31, 2003, ARI’s tax basis in its net assets was exceeded by their basis for financial statement purposes by $61.6 million. This amount is more than offset by notes payable and deferred revenue, which have a financial statement basis that exceeds their tax basis by $134.8 million. As a result, aggregate future income for income

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax purposes will be less than such amount for financial statement purposes by approximately $73.2 million. Certain of the net operating and capital loss carryforwards may be subject to limitation under the current tax laws.

At December 31, 2003, ARI had a net deferred tax asset of $76.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

TCI had net income for federal income tax purposes before the application of operating loss carryforwards in 2003 and 2002; therefore, TCI recorded no provision for income taxes. TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2003, TCI’s tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $87.4 million and TCI’s tax basis in its net liabilities was exceeded by their net basis for financial statement purposes by approximately $91.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $4.5 million. TCI’s state income tax expense is included in general and administrative expense on the Consolidated Statements of Operations.

NOTE 17.    RENTS UNDER OPERATING LEASES

ARI’s operations include the leasing of commercial properties (office buildings, shopping centers and a merchandise mart). The leases, thereon, expire at various dates through 2020. The following is a schedule of minimum future rents under non-cancelable operating leases as of December 31, 2004:

2005	$24,117
2006	19,764
2007	14,068
2008	10,405
2009	6,956
Thereafter	23,226

$98,536

MRI conducts its operations from leased facilities, which include office space, a warehouse, and 58 restaurant locations for which a lease was signed and the restaurant was either open at December 31, 2004 or scheduled to open thereafter. The leases expire over the next 17 years. MRI also leases vehicles under operating leases.

The following is a schedule of minimum future rent commitments under operating leases as of December 31, 2004:

2005	$2,234
2006	1,966
2007	1,707
2008	1,512
2009	1,109
Thereafter	2,487

$11,015

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total facilities and vehicle rent expense relating to these leases was $2.3 million in 2004, $2.5 million in 2003, and $2.5 million in 2002.

NOTE 18.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in loss of investees, gain on settlement of debt, gain on condemnation award, loss on sale of investments in equity investees, gain on foreign current transactions, equity in gain on sale of real estate by equity investees and other income which totaled $19.4 million in 2004, $11.7 million in 2003, and $8.3 million in 2002. Expenses that are not reflected in the segments are general and administrative expenses, minority interest, provision for asset impairment, provision for loan losses, advisory fees, net income fees, litigation settlement expenses, write-down of assets held for sale, loss on foreign currency transactions and discontinued operations, which totaled $57.5 million in 2004, $63.5 million in 2003, and $32.5 million in 2002. Excluded from operating segment assets are assets of $114.1 million in 2004, $94.8 million in 2003, and $141.2 million in 2002 which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003; RAK (South Korea), which ARI acquired in 2002 and sold in June 2003; and Hotel Akademia (Poland), which began operations in 2002. See NOTE 2. “REAL ESTATE” and NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

Presented below is the operating income of each operating segment and each segment’s assets for 2004, 2003 and 2002.

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
2004
Operating revenue	$49,931	$76,186	$38,303	$610	$34,525	$342	$199,897
Interest income	—	—	—	—	—	5,347	5,347
Operating expenses	35,372	50,519	28,857	7,115	26,713	763	149,339

Operating income (loss)	$14,559	$25,667	$9,446	$(6,505)	$7,812	$4,926	$55,905

Depreciation and amortization	$11,700	$8,631	$3,995	$—	$950	$56	$25,332
Interest	13,665	26,050	5,916	12,966	1,488	7,554	67,639
Capital expenditures	13,619	193,502	4,530	31,280	1,527	—	224,558
Assets	179,368	500,121	85,457	218,476	20,615	72,661	1,076,698

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
Property Sales
Sales price	$215,444	$63,772	—	$40,052	—	—	$319,268
Cost of sales	142,031	40,637	—	27,690	—	—	210,358
Deferred current gain	2,661	2,542	—	581	—	—	5,784
Recognized prior deferred gain	5,649	—	—	—	—	—	5,649

Gain (loss) on sale	$76,401	$20,593	$—	$11,781	—	—	$108,775

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
2003
Operating revenue	$42,928	$54,733	$35,725	$615	$33,057	$1,841	$168,899
Interest income	—	—	—	—	—	9,222	9,222
Operating expenses	28,002	39,809	27,198	5,671	26,051	390	127,121

Operating income (loss)	$14,926	$14,924	$8,527	$(5,056)	$7,006	$10,673	$51,000

Depreciation and amortization	$8,407	$4,213	$4,976	$—	$1,484	$34	$19,114
Interest	12,249	$16,150	5,072	17,479	1,127	6,523	58,699
Capital expenditures	5,763	53,178	3,391	3,978	1,615	—	67,925
Assets	294,849	389,204	89,228	281,454	20,766	70,595	1,146,096

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
Property Sales
Sales price	$99,386	$90,378	26,820	$67,283	—	—	$283,867
Cost of sales	67,521	56,231	26,851	39,883	—	—	190,486
Deferred current gain	12,288	4,887	—	3,493	—	—	20,668
Recognized prior deferred gain	—	—	—	19,924	—	—	19,924

Gain (loss) on sale	$19,577	$29,260	$(31)	$43,831	—	—	$92,637

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
2002
Operating revenue	$16,106	$20,129	$27,675	$575	$32,036	$246	$96,767
Interest income	—	—	—	—	—	3,145	3,145
Operating expenses	12,076	13,226	20,977	6,002	25,286	528	78,095

Operating income (loss)	$4,030	$6,903	$6,698	$(5,427)	$6,750	$2,863	$21,817

Depreciation and amortization	$1,870	$1,449	$1,920	$—	$1,268	$39	$6,546
Interest	5,031	7,212	3,822	19,763	840	11,351	48,019
Capital expenditures	15,567	16,203	832	3,092	2,869	—	38,563
Assets	135,750	92,322	90,540	147,430	21,912	82,133	570,087

	Commercial Properties	Apartments	Hotels	Land	MRI	Receivables/ Other	Total
Property Sales
Sales price	$63,524	$79,800	—	$127,750	—	—	$271,074
Cost of sales	54,777	42,579	—	75,718	—	—	173,074
Deferred current gain	5,320	8,942	—	36,135	—	—	50,397
Recognized prior deferred gain	—	—	—	830	—	—	830

Gain on sale	$3,427	$28,279	—	$16,727	—	—	$48,433

NOTE 19.    DISCONTINUED OPERATIONS

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2004, 2003 and 2002, income from discontinued operations relates to 23 properties and leasehold interests in oil and gas properties that ARI sold during 2002, 32 properties that ARI sold during 2003, 27 properties that ARI sold during 2004, and three properties that ARI sold during 2005 that are classified as held-for-sale at December 31, 2004. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2004	2003	2002
Revenue
Rental	$30,414	$51,810	$46,158
Property operations	18,161	30,757	28,297

	12,253	21,053	17,861
Expenses
Interest	12,368	21,025	17,814
Depreciation	5,108	8,105	7,699

	17,476	29,130	25,513

Net loss from discontinued operations	(5,223)	(8,077)	(7,652)
Gain on sale of real estate	96,994	48,806	31,706
Write-down of assets held for sale	(2,498)	(12,036)	(479)
Equity in gain on sale of real estate by equity investees	2,212	716	24,069

Net income from discontinued operations	$91,485	$29,409	$47,644

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2004 and 2003 (unaudited):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2004
Operating income	$12,029	$8,865	$12,829	$9,023
Gain on land sales	3,752	—	827	7,202
Pizza parlor gross margin	1,956	1,899	1,879	2,078

Income from operations	17,737	10,764	15,535	18,303

Equity in income (loss) of investees	(145)	(56)	56	104
Interest and other income	1,676	2,011	3,739	15,100

Total other income	1,531	1,955	3,795	15,204

Total other expenses	31,320	28,435	26,362	56,998

Net loss from continuing operations	(12,052)	(15,716)	(7,032)	(23,491)

Discontinued operations	13,435	6,264	45	71,741

Net income (loss)	1,383	(9,452)	(6,987)	48,250
Preferred dividend requirement	(650)	(650)	(651)	(650)

Net income (loss) attributable to Common shares	$733	$(10,102)	$(7,638)	$47,600

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Earnings per share
Net income (loss) from continuing operations	$(1.19)	$(1.54)	$(.73)	$(2.30)
Discontinued operations	1.26	.59	—	6.81

Net income (loss) attributable to Common shares	$.07	$(.95)	$(.73)	$4.51

2003
Operating income	$4,041	$8,724	$12,640	$9,367
Gain on land sales	19,971	959	15,498	7,403
Pizza parlor gross margin	1,460	1,712	1,738	2,096

Income from operations	25,472	11,395	29,876	18,866
Equity in income (loss) of investees	(4,339)	269	(204)	(162)
Interest and other income	2,238	3,646	1,850	16,901

Total other income	(2,101)	3,915	1,646	16,739

Total other expenses	18,404	28,851	34,951	41,148

Net income (loss) from continuing operations	4,967	(13,541)	(3,429)	(5,543)
Discontinued operations	2,224	7,767	15,107	4,311

Net income (loss)	7,191	(5,774)	11,678	(1,232)
Preferred dividend requirement	(588)	(633)	(587)	(543)

Net income (loss) attributable to Common shares	$6,603	$(6,407)	$11,091	$(1,775)

Earnings per share
Net income (loss) from continuing operations	$.39	$(1.33)	$(.38)	$(.53)
Discontinued operations	.20	.73	1.42	.38

Net income (loss) attributable to Common shares	$.59	$(.60)	$1.04	$(.15)

Quarterly results presented differ from those previously reported in ARI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS 144.

NOTE 21.    DERIVATIVE FINANCIAL INSTRUMENTS

During the first quarter of 2002, ARI entered into an interest rate swap agreement with a bank. This agreement contained a notional amount of $12.8 million and required ARI to pay the bank a fixed rate of 4.3%, and required the bank to pay to ARI based on the 30-day LIBOR rate. This agreement was entered into in order to effectively fix the rate on ARI’s debt associated with the Limestone Canyon property. In December 2003, ARI sold this property to UHF, a related party. The swap agreement expired on December 9, 2004.

ARI did not designate the interest rate swap agreement as a hedge, as defined within Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as such, changes in the fair value of the swap agreement were recognized in earnings during the period of change and reflected in the statement of operations as interest expense.

Amounts paid or received under the swap agreement were settled monthly and were reflected as a reduction in the liability when paid. Interest expense for 2003 was decreased by $191,000, and interest expense for 2002

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was increased by $912,000, representing both amounts paid to the bank under the agreement and changes in the fair value of the related liability.

NOTE 22.    COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.    Although management anticipated that ARI would generate excess cash from operations in 2004, such excess cash did not materialize and, therefore, was not sufficient to discharge all of ARI’s debt obligations as they became due. ARI relied on additional borrowings, and sales of land and income producing properties to meet its cash requirements. In 2005, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Partnership Buyouts.    ARI is the limited partner in 11 partnerships currently constructing residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2004 is approximately $2.2 million.

Commitments.    During 2002, MRI, then a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $953,000 at December 31, 2004. In July 2003, ARI sold its interest in MRI to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20.0% of Gruppa, thereby retaining a 20.0% interest in MRI. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in MRI, management has determined that this should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued but unpaid interest, to reduce affiliate debt.

Litigation.    In August 2002, ARI obtained a favorable jury verdict in the legal action entitled American Realty Trust v. Matisse Partners, L.L.C. (“Matisse”). However, the judge set aside the jury verdict and imposed a judgment against ARI in excess of $6.0 million, including interest. The judgment was appealed, and, in the opinion of ARI’s management and legal counsel, there was a reasonable probability that the adverse judgment will be set aside and the jury verdict reinstated. Therefore, ARI did not recognize any expense nor establish any reserve for this judgment. In November 2002, ARI posted a $6.0 million supersedes bond. In July 2003, ARI obtained a letter of credit, which was substituted for the $6.0 million bond. The $6.0 million cash was returned to ARI. In April 2003, an additional judgment was issued against ARI for $1.4 million in legal fees. ARI also appealed this judgment and posted a $1.4 million bond in May 2003. ARI did not recognize any expense nor establish any reserve for this additional judgment. In December 2003, the United States Court of Appeals for the Fifth Circuit ruled in favor of ARI, with respect to the damages and the legal fees awarded by the judge, and $1.1 million of the $1.4 million bond was returned to ARI.

On August 10, 2004, American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc. instituted an action in Texas State District Court as Cause No. 2004-60231- 393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Hubert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group, LLC and Sunridge Management Group, Inc., Defendants. Plaintiffs’ complaint alleges that Joseph Mizrachi, a former director of ARI and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which are affiliates of, or controlled by, Joseph Mizrachi. Plaintiffs’ complaint alleges that the overall transaction required the establishment of a sinking fund by the Defendants and the 22 limited partnerships as a trust for the benefit of certain preferred shareholders of Innovo Group, Inc. and the payment of certain proceeds to the Plaintiffs. Plaintiffs assert that payments have not been made pursuant to the agreement of the parties. Plaintiffs allege that Defendants’ conduct constituted a common business enterprise alleges breach of contract and derivative claims on behalf of Innovo Group, Inc. against Joseph Mizrachi and others and requests declaratory relief involving the Plaintiffs’ rights in the partnerships, an accounting of proceeds, and the creation of a constructive trust. Plaintiffs’ complaint also alleges that Joseph Mizrachi engaged in fraud, negligent misrepresentation and/or breach of fiduciary duty and seeks unspecified damages, attorneys’ fees, a constructive trust be established, and other relief.

In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24.0% per annum, while the remaining $500,000 bears interest at 20.0% per annum. The loan is secured by 3,672,305 shares of TCI common stock held by BCM and wholly-owned subsidiaries of ARI. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million pay down. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas. See NOTE 8. “MARGIN BORROWINGS.”

Other Litigation.    ARI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARI’s financial condition, results of operations or liquidity.

In January 2001, ARI exercised its option under the loan documents to extend the maturity date of three loans with a principal balance of $30.0 million secured by three office buildings in New Orleans, Louisiana. The lender had disputed ARI’s right to extend the loans. This dispute was the subject of litigation pending in the United States District Court for the Eastern District of Louisiana. On September 11, 2003, ARI settled with the lender. On September 18, 2003, ARI paid $5.0 million to lender, which gave ARI the right to retire the remaining debt outstanding on the three office buildings on or before December 10, 2003 for $20.0 million. ARI paid the remaining $20.0 million on December 10, 2003, which resulted in a $4.4 million gain on settlement of debt. BCM also agreed to enter into a time sharing agreement with the lender for use of BCM’s airplane for 200 hours. BCM requested that ARI reimburse BCM for these costs at the rate of $2,750 per hour, which was approved by ARI’s Board of Directors. ARI has accrued $550,000 in general and administrative expenses for this reimbursement to BCM.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2004 not already reflected elsewhere in this Form 10-K are disclosed below.

In 2005, ARI purchased the following property:

Property	Location	Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate	Maturity Date
Land
Katrina(1)	Palm Desert, CA	23.0 Acres	$4,184	$—	$—	—	—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—	—	—
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500	7.0%	07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	99	—	—	—

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View Land Parcels.

In 2005, ARI sold the following property:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Apartments
Longwood	Long Beach, MS	200 Units	$6,461	$9	$6,262	$8
Land
Katrina	Palm Desert, CA	9.9 Acres	2,616	574	—	1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	548	—	1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—	619
Katrina	Palm Desert, CA	6.5 Acres	1,695	322	—	818
Katrina	Palm Desert, CA	7.4 Acres	2,028	203	—	1,052
Katrina	Palm Desert, CA	81.2 Acres	19,878	(596)	5,100	9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—	2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601	5,630
Nashville	Nashville, TN	1.2 Acres	304	236	—	226
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914	440
Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843	7,792	10,554
Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—	332

In 2005, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Acres/Sq. Ft.	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Land
Nashville	Nashville, TN	109.6 Acres	$7,000	$—	$6,341	7.5%		02/07
Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.5	(1)	01/10

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Variable rate.

In February 2005, ARI received a loan in the amount of $4,975,000 that is guaranteed by BCM and Prime. The note bears interest at 8.0% per annum, requires semiannual interest payments and matures in July 2006. The loan is collateralized by partnership interests in various apartments owned by ARI. At maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In February 2005, ARI sold a 9.9 acre tract of its Katrina land parcel for $2.6 million, receiving $574,000 after payment of closing costs and providing purchase money financing of $2.0 million. The loan bears interest at 8.0%, requires quarterly payments of interest, and matures in February 2008.

In February 2005, ARI sold a 13.6 acre tract of its Katrina land parcel for $3.7 million, receiving $548,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan bears interest at 8.0%, requires quarterly payments of interest, and matures in February 2008.

In February 2005, ARI sold a 6.5 acre tract of its Katrina land parcel for $1.7 million, receiving $322,000 after payment of closing costs and providing purchase money financing of $1.3 million. The loan bears interest at 8.0%, requires quarterly payments of interest, and matures in February 2007.

In February 2005, ARI sold a 7.4 acre tract of its Katrina land parcel for $2.0 million, receiving $203,000 after payment of closing costs and providing purchase money financing of $1.5 million. The loan bears interest at 8.0%, requires quarterly payments of interest, and matures in February 2007.

In February 2005, ARI sold an 81.2 acre tract of its Katrina land parcel for $19.9 million, paying $596,000 after payment of closing costs and providing purchase money financing of $14.9 million. The loan bears interest at 8.0%, requires quarterly payments of interest, and matures in February 2007.

In March 2005, ARI sold a 24.8 acre tract of its Katrina land parcel for $6.4 million, receiving $1 million after payment of closing costs and providing purchase money financing of $4.8 million. The loan bears interest at 8.0%, requires quarterly payments of interest, and matures in March 2007.

NOTE 24.    RESTATEMENT OF 2003 FINANCIAL STATEMENTS

During 2004, ARI discovered an error in the depreciation calculation for a commercial property purchased in 2003. The correction of the error resulted in a restatement for 2003 that increased net income by $1.2 million, increased total assets by $0.7 million, and decreased minority interest by $0.5 million (from amounts originally reported).

SCHEDULE III

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Properties Held for Investment
Apartments
4400, Midland, TX	$999	$349	$1,396	$—	$(116	)(4)	$349	$1,280	$1,629	$229	1981		4/98	40 years
Apple Lane, Lawrence, KS	1,387	168	1,259	—	(95	)(4)	168	1,164	1,332	159	1989		1/00	40 years
Arbor Point, Odessa, TX	1,994	321	1,285	525	(142	)(4)	321	1,668	1,989	760	1975		8/96	5-40 years
Arlington Place, Pasadena, TX	4,072	330	3,275	752	(2	)(4)	330	4,025	4,355	3,421	1973		11/76	10-40 years
Ashton Way, Midland, TX	999	384	1,536	52	(131	)(4)	384	1,457	1,841	326	1978		4/98	5-40 years
Autumn Chase, Midland, TX	805	141	1,265	—	(93	)(4)	141	1,172	1,313	146	1985		4/00	40 years
Baywalk, Galveston, TX	5,304	679	6,106	—	(451	)(4)	679	5,655	6,334	497	1979		9/01	40 years
Blue Lake Villas II, Waxahachie, TX	3,939	287	—	4,166	—		287	4,166	4,453	—	2004		1/04	—
Blue Lake Villas, Waxahachie, TX	10,664	762	—	10,519	(709	)(4)	762	9,810	10,572	495	2002		1/02	40 years
Bluffs At Vista Ridge	11,701	2,585	—	14,632	(7	)(4)	2,585	14,625	17,210	—		(8)	8/03	—
Breakwater Bay, Beaumont, TX	9,331	740	—	10,032	—		740	10,032	10,772	—	2003		5/03	—
Bridges on Kinsey, Tyler, TX	9,691	862	—	10,716	—		862	10,716	11,578	—		(8)	2/04	—
Bridgestone, Friendswood, TX	2,017	169	1,780	192	(58	)(4)	169	1,914	2,083	1,411	1979		6/82	18-40 years
By the Sea, Corpus Christi, TX	5,324	644	5,797	—	(428	)(4)	644	5,369	6,013	493	1973		8/01	40 years
Capitol Hill, Little Rock, AR	9,489	932	973	7,954	—		932	8,927	9,859	95	2003		3/03	40 years
Chateau Bayou, Ocean Springs, MS	3,773	591	2,364	—	—		591	2,364	2,955	404	1973		3/02	40 years
Chateau, Bellevue, NE	3,214	130	1,723	141	9	(4)	130	1,873	2,003	1,389	1968		2/81	7-40 years
Courtyard, Midland, TX	972	151	1,359	—	(100	)(4)	151	1,259	1,410	121	1976		5/01	40 years
Coventry, Midland, TX	1,180	236	369	173	(52	)(4)	236	490	726	246	1977		8/96	5-40 years
Dakota Arms, Lubbock, TX	11,438	921	—	11,776	—		921	11,776	12,697	—		(8)	1/04	40 years
DeSoto Ranch, DeSoto, TX	16,201	1,472	—	17,854	(949	)(4)	1,472	16,905	18,377	421	2002		5/02	40 years
Echo Valley (Mariposa Villas), Dallas, TX	12,312	788	—	13,130	(295	)(4)	788	12,835	13,623	352	2002		1/02	40 years
El Chapparal, San Antonio, TX	4,082	279	2,821	—	(581	)(4)	279	2,240	2,519	1,069	1963		1/88	5-40 years
Fairway View Estates, El Paso, TX	4,921	548	4,530	261	(356	)(4)	548	4,435	4,983	849	1977		3/99	40 years
Fairways, Longview, TX	3,412	657	1,532	119	(402	)(4)	657	1,249	1,906	515	1980		3/93	5-40 years
Falcon Lakes, Arlington, TX	13,578	1,437	—	15,375	(933	)(4)	1,437	14,442	15,879	738	2001		10/01	40 years
Fountain Lake, Texas City, TX	3,199	861	2,585	19	(461	)(4)	861	2,143	3,004	663	1975		12/94	5-40 years
Fountains of Waterford, Midland, TX	1,667	311	852	1,538	(180	)(4)	311	2,210	2,521	1,437	1977		5/98	5-40 years
Foxwood, Memphis, TN	5,633	218	3,188	950	221	(4)	218	4,359	4,577	3,324	1974		8/79	5-40 years
Governor Square, Tallahassee, FL	4,373	245	2,207	—	—		245	2,207	2,452	152	1974		3/02	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Properties Held for Investment—(continued)
Apartments—(continued)
Harper’s Ferry, Lafayette, LA	$3,276	$349	$1,398	$223	$(131	)(4)	$349	$1,490	$1,839	$609	1972		2/92	5-40 years
Heather Creek, Mesquite, TX	12,008	1,100	—	12,237	—		1,100	12,237	13,337	196	2003		3/03	40 years
Hunters Glen, Midland, TX	1,825	519	2,075	321	(194	)(4)	519	2,202	2,721	680	1982		1/98	5-40 years
Island Bay, Galveston, TX	14,912	2,095	18,852	—	(1,392	)(4)	2,095	17,460	19,555	1,647	1973		9/01	40 years
Kingsland Ranch, Houston, TX	21,893	1,188	—	23,384	—		1,188	23,384	24,572	—		(8)	3/03	—
Laguna Vista, Farmers Branch, TX	1,522	288	—	1,736	—		288	1,736	2,024	—		(8)	12/04	—
Lake Forest, Houston, TX	12,067	334	—	12,918	—		334	12,918	13,252	—		(8)	1/04	—
Limestone Canyon, Austin, TX	12,405	1,998	—	12,246	1,902	(7)	1,998	13,075	15,073	1,617	1997		7/98	40 years
					(1,073	)(4)
Limestone Ranch, Lewisville, TX	12,735	1,620	—	13,057	(976	)(4)	1,620	12,081	13,701	856	2001		5/01	40 years
Longwood, Long Beach, MS	6,258	667	6,006	—	(192	)(4)	667	5,814	6,481	263	1972		4/03	40 years
Marina Landing, Galveston, TX	12,773	1,240	11,161	—	(824	)(4)	1,240	10,337	11,577	925	1985		9/01	40 years
Med Villas, San Antonio, TX	2,701	712	2,848	—	—		712	2,848	3,560	486	1967		2/98	40 years
Mountain Plaza, El Paso, TX	5,184	837	3,347	139	(287	)(4)	837	3,199	4,036	720	1972		1/98	5-40 years
Oak Park IV, Clute, TX	960	224	674	27	(150	)(4)	224	551	775	182	1981		6/94	5-40 years
Oak Tree, Grandview, MO	3,924	304	3,543	245	418	(4)	304	4,206	4,510	2,495	1968		3/82	18-40 years
Paramount Terrace, Amarillo, TX	3,157	340	3,061	—	(226	)(4)	340	2,835	3,175	456	1983		5/00	40 years
Parc at Maumelle, Maumelle, AR	2,204	1,153	—	1,543	—		1,153	1,543	2,696	—		(8)	12/04	—
Plantation, Tulsa, OK	2,258	344	2,396	—	(182	)(4)	344	2,214	2,558	411	1968		12/99	40 years
Quail Oaks, Balch Springs, TX	2,761	90	2,160	152	(334	)(4)	90	1,978	2,068	1,125	1982		2/87	5-40 years
Quail Point, Huntsville, AL	3,526	184	2,716	267	(25	)(4)	184	2,958	3,142	2,576	1960		8/75	10-40 years
River Oaks, Wiley, TX	9,761	590	—	11,767	(807	)(4)	590	10,960	11,550	754	2001		10/01	40 years
Sendero Ridge, San Antonio, TX	24,304	2,635	—	26,721	(1,653	)(4)	2,635	25,068	27,703	648	2001		11/01	40 years
Somerset, Texas City, TX	2,800	936	2,811	179	(683	)(4)	936	2,307	3,243	869	1985		12/93	5-40 years
Southgate, Odessa, TX	1,719	335	1,338	318	(132	)(4)	335	1,524	1,859	593	1976		8/96	5-40 years
Spy Glass, Mansfield, TX	15,929	1,376	—	15,961	(965	)(4)	1,376	14,996	16,372	603	2002		3/02	40 years
Stonebridge at City Park, Houston, TX	13,905	1,545	—	13,957	—		1,545	13,957	15,502	—		(8)	1/04	—
Sun Hollow, El Paso, TX	4,385	385	4,159	75	(82	)(4)	385	4,152	4,537	3,170	1977		9/79	15-40 years
Sunchase, Odessa, TX	3,432	742	2,842	458	(269	)(4)	742	3,031	3,773	911	1981		10/97	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion		Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Properties Held for Investment—(continued)
Apartments—(continued)
Sunset, Odessa, TX	$1,712	$345	$1,382	$—	$—		$345	$1,382	$1,727	$236	1981		3/02	40 years
Terrace Hills, El Paso, TX	5,973	1,286	5,145	167	(439	)(4)	1,286	4,873	6,159	1,070	1985		3/97	5-40 years
Timbers, Tyler, TX	2,406	497	1,988	—	(165	)(4)	497	1,823	2,320	330	1973		12/97	40 years
Tivoli, Dallas, TX	9,915	1,355	—	12,590	(927	)(4)	1,355	11,663	13,018	627	2001		12/01	40 years
Treehouse, Irving, TX	5,754	312	2,807	—	—		312	2,807	3,119	—	1974		5/04	5-40 years
Verandas at City View, Fort Worth, TX	19,325	2,545	—	20,596	(1,034	)(4)	2,545	19,562	22,107	505	2001		9/01	40 years
Villa Del Mar, Wichita, KS	3,517	387	3,134	116	(13	)(4)	387	3,237	3,624	2,307	1971		10/81	17-40 years
Villager, Ft. Walton, FL	800	125	1,145	2	—		125	1,147	1,272	80	1972		3/02	40 years
Vistas at Pinnacle Park, Dallas, TX	19,101	1,750	2,236	17,431	(275	)(4)	1,750	19,392	21,142	247	2002		10/02	40 years
Vistas at Vance Jackson, San Antonio, TX	11,917	1,265	—	12,187	—		1,265	12,187	13,452	—		(8)	1/04	—
Waters Edge III, Gulfport, MS	7,252	331	1,324	(14)	—		331	1,310	1,641	215	1968		6/98	40 years
Waters Edge IV, Gulfport, MS	—	443	—	4,258	(377	)(4)	443	3,881	4,324	200	2001		11/01	40 years
Westwood, Mary Ester, FL	3,457	149	1,337	—	—		149	1,337	1,486	92	1972		3/02	40 years
Westwood, Odessa, TX	—	85	341	91	(34	)(4)	85	398	483	164	1977		8/96	5-40 years
Whispering Pines, Topeka, KS	7,253	228	4,331	1,054	27	(4)	228	5,412	5,640	4,168	1972		2/78	15-40 years
Wildflower Villas, Temple, TX	7,527	1,119	—	8,257	—		1,119	8,257	9,376	—		(8)	3/04	—
Willow Creek, El Paso, TX	2,349	608	1,832	76	(313	)(4)	608	1,595	2,203	512	1972		5/94	5-40 years
Willo-Wick, Pensacola, FL	2,924	747	2,990	174	(522	)(4)	747	2,642	3,389	847	1974		5/95	5-40 years
Windsong, Fort Worth, TX	10,688	790	—	11,524	—		790	11,524	12,314	264	2003		7/03	40 years
Windsor Tower, Ocala, FL	1,958	225	1,863	—	—		225	1,863	2,088	124	1982		3/02	40 years
Wood Hollow, San Antonio, TX	7,965	888	10,079	—	—		888	10,079	10,967	7,456	1974		11/78	40 years
Woodlake, Carrollton, TX	8,212	585	5,848	1,041	(154	)(4)	585	6,735	7,320	5,105	1979		8/78	15-40 years
Woodview, Odessa, TX	1,942	716	2,864	102	(245	)(4)	716	2,721	3,437	575	1974		5/98	5-40 years
Office Buildings
1010 Commons, New Orleans, LA	16,381	2,113	15,010	19,701	(3,528	)(4)	2,113	31,183	33,296	11,076	1971		3/98	5-40 years
225 Baronne, New Orleans, LA	5,189	1,162	10,457	6,149	(3,927	)(4)	1,162	12,679	13,841	6,249	1960		3/98	5-40 years
9033 Wilshire Blvd., Los Angeles, CA	6,539	956	8,609	583	(658	)(4)	956	8,534	9,490	1,211	1957		4/00	5-40 years
AMOCO, New Orleans, LA	8,365	894	3,582	7,078	(1,825	)(4)	894	8,835	9,729	5,306	1974		7/97	5-40 years
Bay Plaza II, Tampa, FL	3,315	506	4,550	178	(343	)(4)	506	4,385	4,891	581	1985		6/00	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Properties Held for Investment—(continued)
Office Buildings—(continued)
Bay Plaza, Tampa, FL	$1,049	$895	$3,582	$557	$(690	)(4)	$895	$3,449	$4,344	$1,083	1988	7/97	5-40 years
Cooley Building, Farmers Branch, TX	2,585	729	2,918	124	(1,136	)(4)	729	1,906	2,635	680	1996	5/99	5-40 years
Durham Centre	12,026	4,233	16,932	1,470	(2,775	)(4)	4,233	15,627	19,860	4,021	1988	7/97	40 years
Eton Square, Tulsa, OK	10,045	1,469	13,217	1,941	(1,015	)(4)	1,469	14,143	15,612	2,138	1985	9/99	5-40 years
Executive Court, Memphis, TN	—	271	2,099	749	(1,149	)(4)	271	1,699	1,970	2,083	1980	12/04	5-40 years
Five Hickory Center	—	—	—	38	—		—	38	38	—	—	—	—
Forum, Richmond, VA	4,882	1,360	5,439	1,047	(494	)(4)	1,360	5,992	7,352	2,210	1987	10/92	2-40 years
Four Hickory Center	12,932	303	27,723	493	(13,616	)(4)	303	14,600	14,903	953	2003	2001	5-40 years
Institute Place, Chicago, IL	7,734	665	7,057	446	(521	)(4)	665	6,982	7,647	4,646	1910	1/93	2-40 years
Lexington Center, Colorado Springs, CO	3,887	1,103	4,413	711	(404	)(4)	1,103	4,720	5,823	1,290	1986	12/97	3-40 years
One Hickory Center	7,080	335	7,651	3,905	(20)		335	11,536	11,871	3,258	1998	2000	7-40 years
Parkway North, Dallas, TX	3,487	1,173	4,692	1,021	(452	)(4)	1,173	5,261	6,434	1,567	1980	2/98	2-40 years
Signature, Dallas, TX	2,360	1,075	2,921	1,384	(1,588	)(4)	1,075	2,717	3,792	687	1985	2/99	5-40 years
Two Hickory Center	7,439	318	7,827	1,693	(21)		318	9,499	9,817	1,771	2000	2000	3-40 years
University Square, Anchorage, AK	1,139	562	3,276	265	(1,881	)(2)	562	1,412	1,974	1,528	1981	12/81	17-40 years
					(248	)(4)
Westgrove Air Plaza, Addison, TX	3,092	211	1,898	291	(366	)(4)	211	1,823	2,034	515	1982	10/97	5-40 years
Hotels
Akademia, Wroclaw, Poland	24,061	2,184	—	19,543	(1,132	)(4)	2,184	18,411	20,595	2,008	2001	2/01	40 years
Best Western Hotel, Virginia Beach, VA	3,679	1,521	5,754	1,501	(378	)(4)	1,521	6,877	8,398	2,168	1983	12/96	7-40 years
Chateau Inn, Fresno, CA	1,985	—	3,906	74	(174	)(2)		3,806	3,806	807	1989	10/97	7-40 years
City Suites, Chicago, IL	3,629	950	3,847	1,104	(390	)(4)	950	4,561	5,511	1,500	1995	12/98	5-40 years
Majestic Inn, San Francisco, CA	3,988	1,139	4,555	985	—		1,139	5,540	6,679	2,475	1902	12/90	5-40 years
Piccadilly Airport, Fresno, CA	4,718	—	7,834	490	(199	)(2)		8,125	8,125	1,797	1970	10/97	7-40 years
Piccadilly Shaw, Fresno, CA	5,478	2,392	9,567	958	(493	)(2)	2,392	10,032	12,424	2,276	1973	10/97	7-40 years
Piccadilly University, Fresno, CA	5,328	—	12,011	297	(289	)(2)	—	12,019	12,019	2,373	1984	10/97	7-40 years
Quality Inn, Denver, CO	3,520	—	302	2,656	(337	)(4)	—	2,621	2,621	2,262	1974	6/94	7-40 years
The Majestic, Chicago, IL	—	572	2,287	1,600	(292	)(4)	572	3,595	4,167	1,220	1995	12/98	5-40 years
Williamsburg Hospitality House, Williamsburg, VA	11,020	4,049	16,195	2,875	(1,979	)(2)	4,049	17,091	21,140	5,113	1973	09/97	7-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Properties Held for Investment—(continued)
Hotels—(continued)
Willows, Chicago, IL	$3,490	$945	$3,779	$1,490	$(411	)(4)	$945	$4,858	$5,803	$1,827	1995	12/98	5-40 years
Industrial Warehouses
5360 Tulane, Atlanta, GA	358	95	514	49	(85	)(4)	95	478	573	334	1970	11/97	5-40 years
5700 Tulane, Atlanta, GA	—	—	—	720	(141	)(4)	—	579	579	166	1998	11/97	40 years
Addison Hangar, Addison, TX	4,308	928	1,481	33	(162	)(4)	928	1,352	2,280	217	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,150	248	(93	)(4)	—	1,305	1,305	616	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,373	984	3,934	67	(331	)(4)	984	3,670	4,654	721	1958	10/97	5-40 years
Space Center, San Antonio, TX	1,043	247	1,332	112	(235	)(4)	247	1,209	1,456	844	1970	11/97	5-40 years
Shopping Centers
Bridgeview Plaza	6,319	870	7,830	—	(8,700	)(4)	870	(870)	—	—	1979	3/03
Cross County Mall, Mattoon, IL	4,904	608	6,468	7,085	(1,657	)(4)	608	11,896	12,504	10,400	1971	8/79	5-40 years
Cullman SC	1,653	200	1,800	—	(133	)(4)	200	549	749	975	1979	3/03
					(1,118	)(4)
Dunes Plaza, Michigan City, IN	2,705	1,230	5,430	1,897	(482	)(5)	1,230	6,845	7,537	2,610	1978	3/92	5-40 years
					(538	)(4)
Promenade, Highlands Ranch, CO	6,822	1,749	6,995	282	(1,222	)(4)	1,749	6,055	7,804	1,698	1985	7/96	5-40 years
Merchandise Mart
Denver Mart, Denver, CO	26,629	4,824	5,184	17,330	32		4,824	22,546	27,370	7,096	1965/1986	4/94	7-40 years
Single Family Residence
Tavel Circle, Dallas, TX	53	53	214	—	—		53	214	267	46	1978	5/96	30 years

	772,791	104,982	436,457	469,679	(76,635)		104,982	830,039	934,483	172,030
Land
1013 Commons, New Orleans, LA	—	615	—	565	(83	)(4)	579	—	1,097	80	—	8/98	—
2301 Valley Branch, Farmers Branch, TX	2,923	4,169	—	84	(285	)(4)	4,253	—	3,968	—	—	9/02	—
2524 Valley View Land, Farmers Branch, TX	—	200	—	—	(48	)(2)	200	(48)	152	—	—	9/98	—
Alamo Springs, Dallas, TX	—	1,385	—	—	(93	)(4)	1,385	—	1,292	—	—	9/99	—
Backlick, Springfield, VA	—	74	—	—	—		74	—	74	—	—	1990	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location			Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Land—(continued)
Bee Street, Farmers Branch, TX	$—		$472	$—	$—	$(114	)(2)	$472	$(114)	$358	$—	—	10/98	—
Bonneau, Dallas County, TX	—	(6)	1,102	—	—	—		1,102	—	1,102	—	—	2/98	—
Centura, Farmers Branch, TX	4,535		13,300	—	485	(2,056	)(4)	13,591	224	7,353	—	—	12/02	—
						(4,376	)(4)
Chase Oaks, Plano, TX	—	(6)	4,511	—	377	(3,898	)(3)	990	—	990	—	—	5/97	—
Cooks Lane, Ft. Worth, TX	550		1,046	—	—	—		1,046	—	1,046	—	—	6/04	—
Croslin, Dallas, TX	—		327	—	6	—		333	—	333	—	—	10/98	—
Dalho, Farmers Branch, TX	—	(6)	331	—	—	—		331	—	331	—	—	10/97	—
Denton Coonrod, Denton, TX	840		1,886	—	—	—		1,886	—	1,886	—	—	10/04	—
DeSoto, DeSoto, TX	1,265		2,651	—	—	—		2,651	—	2,651	—	—	10/04	—
Dominion, Dallas, TX	1,275		3,931	—	—	(264	)(4)	3,931	—	3,667	—	—	3/99	—
Elm Fork Land, Denton County, TX	4,700		17,294	—	206	(10,481	)(3)	6,811	—	6,811	—	—	3/01	—
						(208	)(4)
Fiesta, San Angelo, TX	—		44	—	—	(3	)(4)	44	(3)	41	—	—	12/91	—
Folsom	—		1,781	—	450	(150	)(4)	2,231	—	2,081	—	—	10/00	—
Fruitland, Fruitland Park, FL	—		253	—	—	(110	)(4)	153	—	143	—	—	5/92	—
FRWM Cummings, Farmers Branch, TX	—		1,284	—	—	—		1,284	—	1,284	—	—	5/98	—
FT Wayne, Ft Wayne, IN	—		3	—	—	—		3	—	3	—	—	8/96	—
Granbury Station, Ft. Worth, TX	738		993	—	—	—		993	—	993	—	—	9/04	—
Hollywood Casino, Farmers Branch, TX	4,710		16,987	—	2	(7,502	)(4)	16,989	—	8,171	—	—	6/02	—
						(1,316	)(4)
HSM, Farmers Branch, TX	2,250	(6)	2,361	—	—	—		2,361	—	2,361	—	—	8/98	—
JHL Connell, Carrollton, TX	—	(6)	1,451	—	—	(25	)(3)	1,426	—	1,426	—	—	2/98	—
Katrina, Palm Desert, CA	5,100		40,211	—	2,156	(27,439	)(3)	10,125	2,156	12,281	—	—	7/98	—
						(2,647	)(2)
Katy Road, Harris County, TX	6,751		5,919	—	53	—		5,919	53	5,972	—	—	3/97	—
Kelly Lots, Collin County, TX	65		131	—	—	—		131	—	131	—	—	3/00	—
Lacy Longhorn, Farmers Branch, TX	1,954		1,908	—	—	—		1,908	—	1,908	—	—	6/04	—
LaDue, Farmers Branch, TX	1,206		1,821	—	—	—		1,821	—	1,821			9/04	—
Lakeshore Villas, Harris County, TX	—		84	—	—	(6	)(4)	84	—	78	—	—	3/02	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location			Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Land—(continued)
Lamar Parmer/Limestone II, Austin, TX	$—		$1,999	$—	$564	$(177	)(4)	$1,999	$564	$2,386	$—	—	1/00	—
Las Colinas I, Las Colinas, TX	—		14,076	—	28	(13,891	)(3)	213	—	213	—	—	5/95	—
Las Colinas, Las Colinas, TX	—		995	—	5	(67	)(4)	1,000	—	933	—	—	1/96	—
LCLLP, Los Colinas, TX	3,121		4,950	—	—	(2,752	)(4)	4,950	—	2,198	—	—	12/04	—
Lemon Carlisle, Dallas, TX	1,744		3,576	—	30	(242	)(4)	3,606	—	3,364	—	—	2/98	—
Leone, Irving, TX	1,210		1,625	—	—	—		1,625	—	1,625	—	—	1996	—
Lubbock, Lubbock, TX	—		224	—	—	—		224	—	224	—	—	1/04	—
Manhattan, Farmers Branch, TX	—		11,186	—	971	(812	)(4)	12,136	20	11,345	36	—	2/00	—
Marine Creek, Ft. Worth, TX	1,775		2,923	—	19	(1,584	)(4)	2,923	19	24	—	—	6/02	—
						(1,334	)(4)
Mason Park, Houston, TX	—		2,790	—	326	(1,982	)(4)	1,602	326	1,134	—	—	6/02	—
Mason/Goodrich, Houston, TX	—		11,914	—	279	(11,008	)(3)	906	279	1,185		—	11/98	—
McKinney 36, Collin County, TX	1,751		2,203	—	—	(362	)(4)	1,973	—	1,841	—	—	1/98	—
McKinney Corners II, Collin County, TX	—	(6)	5,911	—	—	(5,386	)(3)	525	—	525	—	—	4/97	—
Meloy/Portage, Kent, Ohio	3,765		5,243	—		(124	)(2)	5,119	—	5,119	—	—	2/04	—
Mendoza, Dallas, TX	—		192	—	—	—		192	—	192	—	—	10/98	—
Mira Lago, Farmers Branch, TX	—		253	—	—	(40	)(4)	253	—	213	—	—	5/01	—
Nakash	10		113	—	—	(8	)(4)	113	—	105	—	—		—
Nashville, Nashville, TN	—		1,890	—	34	(1,016	)(4)	1,890	34	908	—	—	6/02	—
Nashville, Nashville, TN	—		7,774	—	—	(3,344	)(3)	4,430	—	4,430	—	—	5/99	—
Pac-Trust, Dallas, TX	—		1,232	—	—	(83	)(4)	1,232	—	1,149	—	—	10/01	—
Payne, Los Colinas, TX	—		17,500	—	—	(10,307	)(2)	17,500	—	7,193	—	—	12/04	—
Pioneer Crossing, Austin, TX	6,266		23,255	—	2,866	(17,469	)(3)	5,786	2,866	8,652	—	—	5/97	—
Pulaski, Pulaski County, AR	1,400		2,095	—	—	—		2,095	—	2,095	—	—	6/03	—
Railroad, Dallas, TX	—		782	—	—	—		782	—	782	—	—	3/04	—
Rochelle I, Los Colinas, TX	2,547		3,750	—	—	(2,085	)(4)	3,750	—	1,665	—	—	12/04	—
Rochelle II, Los Colinas, TX	4,338		6,445	—	—	(3,583	)(4)	6,445	—	2,862	—	—	12/04	—
Rogers, Rogers, AR	1,130		1,749	—	—	—		1,749	—	1,749	—	—	4/04	—
Round Mt, Austin, TX	—		5,740	—	—	(5,442	)(2,4)	319	—	298	—	—	12/86	—
Seminary West, Fort Worth, TX	—		234	—	—	(16	)(4)	234	—	218	—	—	6/01	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

	Encum- brances		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumu- lated Depreci- ation	Date of Construc- tion	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location			Land	Building and Improvements	Improve- ments	Other		Land	Building and Improvements	(1) Total
	(dollars in thousands)
Land—(continued)
Sheffield Village, Grand Prairie, TX	$975		$1,643	$—	$—	$—		$1,643	$—	$1,643	$—	—	9/03	—
Siskiyou, Siskiyou County, CA	—		3	—	—	—		3	—	3	—	—	8/96	—
Sladek Land, Travis County, TX	—		764	—	—	—		764	—	764	—	—	5/00	—
Stagliano, Farmers Branch, TX	—	(6)	566	—	—	—		566	—	566	—	—	12/97	—
Thompson II, Dallas County, TX	—		505	—	—	(31	)(3)	474	—	474	—	—	7/98	—
Thompson, Farmers Branch, TX	—		948	—	—	—		948	—	948	—	—	10/97	—
Tomlin, Farmers Branch, TX	—		1,878	—	—	—		1,878	—	1,878	—	—	10/97	—
Travelers, Farmers Branch, TX	22,802		25,000	—	—	(2,354	)(2)	25,000	(2,354)	22,646	—	—	11/03	—
Valley Ranch, Irving, TX	—		6,500	—	—	(1,479	)(4)	6,500	—	5,021	—	—	12/04	—
Valley View 34, Farmers Branch, TX	—		1,652	—	1,035	32		1,652	1,067	2,719	18	—	8/96	7 Years
Valwood, Dallas, TX	9,842		13,969	—	989	(3,123	)(3)	10,846	989	11,835	—	—	8/96	—
Vineyards II, Grapevine, TX	1,309		6,934	—	7	(2,373	)(3)	4,568	—	4,568	—	—	6/99	—
Vineyards, Grapevine, TX	2,165		4,982	—	—	(515	)(3)	4,982	(515)	4,467	—	—	10/97	—
Vista Ridge, Lewisville, TX	9,661	(6)	16,322	—	440	(10,159	)(3)	6,163	440	6,603	—	—	9/98	—
Walker, Dallas County, TX	8,750		13,534	34	—	—		13,534	34	13,568	—	—	7/98	—
West End, Dallas, TX	1,061		11,405	—	77	(4,013	)(3)	7,392	77	6,968	—	—	8/97	—
						(501	)(4)

	124,484		377,749	34	12,054	(168,734)		257,591	6,114	221,103	134

	$897,275		$482,731	$436,491	$481,733	$(245,369)		$362,573	$836,153	$1,155,586	$172,164

(1)	The aggregate cost for federal income tax purposes is $1,070.9 million.
(2)	Write down of property to estimated net realizable value.
(3)	Cost basis assigned to portion of property sold.
(4)	Purchase accounting basis adjustment.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Pledged as collateral on a loan primarily secured by another parcel of land.
(7)	Construction period interest and taxes.
(8)	Property under construction.

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	2004	2003	2002
		As Restated
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,233,057	$567,731	$712,284
Additions
Initial consolidation of TCI properties	—	866,464	—
Acquisitions and improvements	198,006	139,006	58,931
Deductions
Sales of real estate	(249,703)	(261,694)	(199,313)
Purchase accounting write down	(8,434)	(58,558)	—
Property write down	(17,340)	(19,892)	(4,171)

Balance at December 31,	$1,155,586	$1,233,057	$567,731

Reconciliation of Accumulated Depreciation
Balance at January 1,	$179,021	$101,689	$121,796
Additions
Initial consolidation of TCI properties	—	84,550	—
Depreciation	30,440	28,832	13,142
Deductions
Sales of real estate	(37,297)	(36,050)	(33,249)

Balance at December 31,	$172,164	$179,021	$101,689

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
FIRST MORTGAGE
400 St. Paul Secured by an office building in Dallas, TX Includes LOC of $250,000	7.0%	03/07	Monthly interest only payments.	$—	$5,400	$4,768	$—

La Quinta Village Center, LLC First lien on 134.3 gross acres in Palm Desert, CA	8.0%	02/06	Interest accrual and payments based on completion dates not yet met.	—	5,650	5,650	—

NAP Mason Park First lien DOT on 13 acres in Harris County, TX	18.0%	05/03	All principal & interest due at maturity.	—	1,360	1,360	1,360

Mason Creek, L.P. 1st lien on 8 acres, Harris County, TX	10.0%	03/06	Monthly interest payments.	—	523	523	—

WRAPAROUND MORTGAGE
In the Pines, LLC 2nd lien on apartment building in Gainesville, Florida	7.0%	04/05	Property and interest due at maturity.	—	575	575	—

Nakash Secured by a shopping center in Malden, MO			Monthly interest only payments.	10	902	902	—

JUNIOR MORTGAGE
Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds	Varies	05/03	One note bearing interest at the default rate of 18%.	—	4,303	3,161	—

One Hickory Secured by an office building in Farmers Branch, TX	5.49%	09/04	Monthly interest only payments.	7,306	11,974	11,974	—

Palmer Lane Golf, Inc. First lien on 367 acres of land in Travis County, TX. Non-recourse note	8.0%	09/06	All interest & principal due at maturity.	14,625	2,250	2,250	—

Pinemont Secured by an office building in Houston, TX	10.4%	07/08	Monthly principal and interest payments.	204	467	225	—

Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX	10.0%	10/08	Interest only payments start in November 2007.	12,000	2,386	2,626	—

United Housing of Chase Oaks 2nd lien on 22 acres of land in Collin County, TX	4.0%	Demand	Excess property cash flow payments.	—	341	341	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
OTHER
Apartment Development Services Secured by 100% interest in partnership	12.0%	06/05	Principal and interest due at maturity.	$—	$300	$300	$—
Blue Lake at Marine Creek Guaranteed by Unified Housing Foundation	6.0%	12/07	Excess cash flow payments.	—	1,468	270	—
Countryside, L.P. Secured by Class A partnership units in TCI Countryside, L.P.	7.25%	01/07	Quarterly interest payments.	—	2,300	2,300	—
Countryside, L.P. Secured by Class A partnership units in TCI Countryside, L.P.	7.25%	07/13	Quarterly interest payments.	—	1,050	210	—
Edwin Schreiber Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly.	—	200	200	—
UHF Kensington 100% interest in UH of Kensington, LLC.	12.0%	04/09	Excess property cash flow.	—	125	125	—
SSG Management Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly.	—	296	296	—
Sarah Gross Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly.	—	951	951	—
Barry Gross Class A limited partnership interests in Encino Executive Plaza Limited	8.5%	06/06	Interest only paid quarterly.	—	120	120	—
Realty Advisors Secured by a pledge of 850,000 shares of ARI Common Stock owned by BCM	Prime+2.0%	11/06	All principal and interest are due at maturity.	—	5,633	5,633	—
Desert Wells 237, LLC Second lien DOT on 238 acres on Palm Desert, CA	12.0%	03/03	All principal and interest due at maturity.	—	3,568	4,667	4,667
Robert Baylis Class A limited partnership interests in Edina Park Plaza Associates L.P.	10.0%	09/17	Interest only paid quarterly.	—	194	194	—
Herrick Partners Class A limited partnership interests in Edina Park Plaza Associates, L.P.	10.0%	09/17	Interest only paid quarterly.	—	92	92	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
2410 Partnership Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	$—	$145	$145	$—

Michale Witte Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Richard Schmaltz Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	203	203	—

Willingham Trust Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Michael Monier Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	304	304	—

Harold Wolfe Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

Compton Partners Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	289	289	—

Christine Tunney Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	48	48	—

Edward Samson Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Hammon Operating Corp. Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

Palmer Brown Madden Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Quintin Smith Jr. Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

William Ingram Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	$—	$96	$96	$—

Earl Samson Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Mary Ann MacLean Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

Peter Van Dyk Berg Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

William Urkie Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Sherman Bull Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

David Monier Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Trust–Joseph Monier Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	32	32	—

Trust-Brett & Nicole Monier Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	32	32	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
					dollars in thousands

Trust-David Monier Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	$—	$32	$32	$—

NAP Mason Park 2nd Lien on 13 acres of land Harris County, TX	9.0%	02/03	Principal and interest due at maturity.	—	200	200	200

UNSECURED
BCM—K-Mart Cary	7.5%	04/05	Monthly interest payments.	—	1,523	1,523	—
BCM—Texstar Warehouse	7.5%	04/05	Monthly interest payments.	—	1,252	1,252	—
Commercial Ventures	8.5%	04/05	Monthly interest payments.	—	425	425	—
One Realco	Prime +2.0%	02/07	All principal and interest due at maturity.	—	18,000	9,949	—
Today Forest Park Investment	0.0%	None	Partnership distribution as available.	—	678	678	—
Treetops/Colony Meadows	18.0%	04/03	All principal and interest due at maturity.	—	1,017	1,017	1,017
Harvest Hill, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	1,429	1,604	—
Harvest Hill I, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	1,426	1,600	—
Harvest Hill III, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	2,127	2,387	—
				$34,145	$83,516	73,359	$7,244

Interest receivable						1,167
Allowance for estimated losses						(1,865)

						$72,661

(1)	The aggregate cost for federal income tax purposes is $73.4 million.
(2)	Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 2004. Where applicable, these rates have been adjusted at issuance to yield between 8.0% and 12.0%.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

	2004	2003	2002
	(dollars in thousands)
Balance at January 1,	$71,178	$83,092	$31,413
Additions
New mortgage loans	46,660	67,464	63,273
Initial consolidation of TCI loans	—	15,873	—
Funding of existing loans	1,296	—	2,686
Deductions
Collections of principal	(12,368)	(56,592)	(14,280)
Conversion to property interest	—	(1,612)	—
Mortgages eliminated from consolidation of partnerships	(23,754)	—	—
Reclass to accounts receivable	(1,387)	—	—
Sale of Notes Receivable	(8,266)	(37,047)	—

Balance at December 31,	$73,359	$71,178	$83,092

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 1, 2004, the Audit Committee of the Board of Directors of ARI engaged the Plano, Texas firm of Farmer, Fuqua & Huff, P.C. as the independent accountants to audit ARI’s financial statements. During the Registrant’s two most recent fiscal years and any subsequent interim period, ARI did not consult with Farmer, Fuqua & Huff, P.C. or any of its members about the application of accounting principles to any specified transaction or any other matter. The decision to change accountants was approved by the Audit Committee of the Board of Directors of TCI consisting of Ted R. Munselle (Chairman), Martin L. White and Sharon Hunt.

The engagement effective June 1, 2004 of Farmer, Fuqua & Huff, P.C. as the new independent accountant for ARI necessarily results in the termination or dismissal of the principal accountant which audited ARI’s financial statements for the past two fiscal years ended December 31, 2002 and 2003, BDO Seidman, LLP. BDO Seidman, LLP’s anticipated fee proposal estimate to ARI for the balance of 2004 after the first quarter ended was expected to be greater than the fee proposal of Farmer, Fuqua & Huff, P.C. for the same work. During the Registrant’s two most recent fiscal years and the subsequent interim period through June 1, 2004, there were no disagreements between the Registrant and BDO Seidman, LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to BDO Seidman, LLP’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report; there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

BDO Seidman, LLP’s reports dated April 11, 2003 and March 30, 2004 on ARI’s financial statements for the years ended December 31, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Each report did contain an “emphasis” paragraph highlighting that management has indicated its intent to sell income-producing properties and refinance or extend debt secured by real estate to meets its liquidity needs.

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

During 2004, ARI discovered an error in the depreciation calculation for a commercial property purchased in 2003. The correction of the error resulted in a restatement for 2003 that increased net income by $1.2 million, increased total assets by $0.7 million, and decreased minority interest by $0.5 million (from amounts originally reported).

ARI intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures over time, and to correct any deficiencies that it may discover in the future. The goal is to ensure that management has timely access to all material financial and non-financial information concerning ARI’s business.

It should be noted that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B. OTHER	INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT

Directors

The affairs of American Realty Investors, Inc. (“ARI”) are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

It is the Board’s objective that a majority of the Board consists of independent directors. For a Director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with ARI. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in ARI’s “Corporate Governance Guidelines.” The text of this document has been posted on ARI’s Internet website at http://www.amrealtytrust.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

ARI has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at http://www.amrealtytrust.com. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange on our website.

Our Board of Directors has adopted charters for our Audit, Compensation and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at http://www.amrealtytrust.com. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

American Realty Investors, Inc.

Attn: Investor Relations

1800 Valley View Lane, Suite 300

Dallas, Texas 75234

Telephone: 469-522-4200

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

The current Directors of ARI are listed below, together with their ages, terms of service, all positions and offices with ARI, its former advisor (BCM), or current advisor (Prime), which took over as contractual advisor for BCM on July 1, 2003, their principal occupations, business experience and directorships with other companies during the last five years or more. The designation “Affiliated,” when used below with respect to a Director, means that the Director is an officer, director or employee of BCM, Prime or an officer of ARI or an officer or director of an affiliate of ARI. The designation “Independent,” when used below with respect to a Director, means that the Director is neither an officer of ARI nor a director, officer or employee of BCM or Prime (but may be a director of ARI), although ARI may have certain business or professional relationships with such Director as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships.”

TED P. STOKELY: Age 71, Director and Chairman of the Board (Affiliate) (since November 2002).

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

HENRY A. BUTLER: Age 54, Director (Affiliate) (since July 2003).

Broker—Land Sales (since 1992) for BCM and Director (December 2001 to July 2003) of IORI.

SHARON HUNT: Age 62, Director (Independent) (since February 2004).

Licensed Realtor in the Dallas, Texas area with Cook Realtors; President and Owner of Sharon’s Pretzels, Inc., a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of TCI.

TED R. MUNSELLE: Age 49, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; employed in the accounting industry from 1977 until 1998; Certified Public Accountant in the State of Texas; and Director (since February 2004) of TCI.

MARTIN L. WHITE: Age 65, Director (Independent) (since July 2003).

Chief Executive Officer (since 1995) of Builders Emporium, Inc.; Chairman and Chief Executive Officer (since 1993) of North American Trading Company Ltd.; President and Chief Operating Officer (since 1992) of Community Based Developers, Inc.; and Director (January 1995 to March 2004) of IORI.

Board Meetings and Committees

The Board of Directors held 16 meetings during 2004. For such year, no incumbent Director attended fewer than 75.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board of Directors has standing Audit, Compensation and Governance and Nominating Committees. The Audit Committee was formed on February 19, 2004, and its function is to review ARI’s operating and accounting procedures. A Charter of the Audit Committee has also been adopted by the Board. The Audit Committee is an “audit committee” for purposes of Section 3(a)(58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc. and ARI’s Corporate Governance Guidelines, are Messrs. White and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the New York Stock Exchange. The Audit Committee met 12 times during 2004.

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

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Ted P. Stokley
Henry A. Butler
Sharon Hunt	✓	✓	✓
Ted R. Munselle	✓	✓	✓
Martin L. White	✓	✓	✓

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

Executive Officers

Executive officers of ARI are Mark W. Branigan, Executive Vice President—Multi-Family Construction, Louis J. Corna, Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary, and Scott T. Lewis, Executive Vice President and Chief Financial Officer, all of whom are employed by Prime. None of the executive officers receives any direct remuneration from ARI nor do any hold any options granted by ARI. Their positions with ARI are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with ARI, Prime, BCM, other affiliated entities, other principal occupations, business experience, and directorships with other publicly held companies during the last five years or more are set forth below.

MARK W. BRANIGAN, 50

Executive Vice President—Multi-Family Construction (since September 2004); Executive Vice President—Residential (June 2001 to September 2004), Director (September 2000 to June 2001) and Executive Vice President and Chief Financial Officer (August 2000 to June 2001) of ARI, TCI, IORI and BCM; Executive Vice President—Multi-Family Construction (since September 2004); Executive Vice President—Residential (July 2003 to September 2004) of Prime and PIAMI; Vice President—Director of Construction (August 1999 to August 2000) and Executive Vice President—Residential Asset Management (January 1992 to October 1997) of BCM, TCI; and IORI Vice President—Director of Construction (August

1999 to August 2000) and Executive Vice President—Residential Asset Management (January 1992 to October 1997) of American Realty Trust, Inc. (“ART”); Real Estate Consultant (November 1997 to July 1999).

LOUIS J. CORNA, 57

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of ARI, TCI, IORI and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation.

SCOTT T. LEWIS, 44

Executive Vice President and Chief Financial Officer (since December 2004), Vice President and Principal Accounting Officer (July 2004 to November 2004) of the Company, ARI, TCI, and Prime. For more than seven years prior to July 2004, Mr. Lewis was employed in various accounting capacities by Insignia/ESG, a publicly-held real estate company, directing finance and operations for the central/southeast region in his last position from 2002 through February 2004; Certified Public Accountant (since 1990).

In addition to the foregoing executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein.

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

The text of these documents has been posted on ARI’s internet website at http://www.amrealtytrust.com and are available in print to any stockholder who requests them.

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

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies, which guide it, the day-to-day operations of ARI are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime also serves as consultant in connection with ARI’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, serves as advisor to ARI. Prime is indirectly owned by Gene E. Phillips (20.0%) and by a trust for the children of Gene E. Phillips (80.0%). Mr. Phillips is not an officer or director of Prime, but serves as a representative of the trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the making of investment decisions for itself and ARI. As of March 24, 2005, PIAMI owned 1,437,208 shares of ARI’s Common Stock, approximately 12.6% of the shares then outstanding.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, Prime, an affiliate of Prime, or a related party receives the following forms of additional compensation:

(1) an acquisition fee for locating, leasing or purchasing real estate for ARI in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm’s-length transactions or (2) up to 6.0% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

(2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm’s-length transactions or (2) 3.0% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

(3) a loan arrangement fee in an amount equal to 1.0% of the principal amount of any loan made to ARI arranged by Prime;

(4) an incentive fee equal to 10.0% of net income for the year in excess of a 10.0% return on stockholders’ equity, and 10.0% of the excess of net capital gains over net capital losses, if any, realized from sales of assets;

(5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50.0%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARI for the fiscal year.

The ARI Advisory Agreement further provides that Prime shall bear the cost of certain expenses of its employees, excluding fees paid to ARI’s Directors; rent and other office expenses of both Prime and ARI (unless ARI maintains office space separate from that of Prime); costs not directly identifiable to ARI’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Prime of its duties under the Advisory Agreement.

The terms of TCI’s Advisory Agreement with Prime are not identical to those of TCI’s Advisory Agreement. The provisions of TCI’s Advisory Agreement are:

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

(2)

The TCI Advisory Agreement also provides for Prime to receive an annual incentive sales fee equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year.

(3)	Pursuant to the TCI Advisory Agreement, Prime, or an affiliate of Prime, is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

(4)	The TCI Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

(5)	The TCI Advisory Agreement also provides that Prime or an affiliate of Prime is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1.0% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI.

(6)	Under the TCI Advisory Agreement, Prime or an affiliate of Prime also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1.0% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime or an affiliate of Prime without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

(7)	Under the TCI Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services.

(8)	Under the TCI Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of TCI during the fiscal year. Prime was required to refund $1.3 million of the 2003 advisory fee under this provision.

If and to the extent that ARI shall request Prime, or any director, officer, partner or employee of Prime, to render services to ARI other than those required to be rendered by Prime under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and ARI from time-to-time.

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

The managers and principal officers of Prime are set forth below:

Mickey N. Phillips:	Manager

Ryan T. Phillips:	Manager

Mark W. Branigan:	Executive Vice President—Residential Construction

Louis J. Corna:	Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary

Scott T. Lewis:	Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer

Dan S. Allred:	Senior Vice President—Land Development

Mickey N. Phillips is the brother of Gene E. Phillips, and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips indirectly owns 20.0% of Prime and serves as a representative of the trust established for the benefit of his children, which indirectly owns 80.0% of Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services for ARI.

Property Management and Real Estate Brokerage

Affiliates of Prime provided property management services to ARI. Currently, Triad and Carmel provide property management services to ARI’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for the provision of the property-level management services at various rates. The general partner of Triad is BCM. The limited partner of Triad is Highland. Triad subcontracts the property-level management and leasing of 30 of ARI’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is owned by Highland. Since January 1, 2003, Regis Hotel I, LLC, has managed ARI’s 11 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company previously owned by First Equity Properties, Inc., which is a company affiliated with Prime. On May 1, 2004, Regis I acquired the ownership of Carmel.

Regis I, a related party, provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement.

ITEM 11.	EXECUTIVE COMPENSATION

ARI has no employees; payroll or benefit plans and pays no compensation to its executive officers. The Directors and executive officers of ARI who are also officers or employees of Prime are compensated by Prime. Such affiliated Directors and executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND ADVISOR OF THE REGISTRANT—The Advisor” for a more detailed discussion of compensation payable to Prime by ARI.

The only direct remuneration paid by ARI is to those Directors who are not officers or employees of Prime or its affiliated companies. Each non-employee Director is compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. Effective January 1, 2004, the Chairman of the Board of Directors is compensated at the rate of $49,500 per year. The Chairman of the Audit Committee receives an annual fee of $500. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2004, $208,000 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2004 through December 31, 2004, and 2004 special service fees as follows: Earl D. Cecil, $23,000; Sharon Hunt, $42,000; Ted R. Munselle, $42,000; Ted P. Stokely, $50,000; and Martin L. White, $51,000.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of Common Stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003, and 2004, each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $18.53, $13.625, $9.87, $8.09, and $9.13 per share, respectively. Each Independent Director will be awarded an option to purchase an additional 1,000 shares on January 1 of each year. At December 31, 2004, 1,000 options were exercisable at $9.87 per share, 2,000 options were exercisable at $8.09 per share, and 3,000 options were exercisable at $9.13 per share.

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”), which provides for options to purchase up to 300,000 shares of Common Stock. At December 31, 2004, there were 70,750 options outstanding under the Option Plan. No options were granted under the Option Plan in 2004.

Performance Graph

The following graph compares the cumulative total stockholder return on ARI’s shares (ART’s shares prior to August 2000) of Common Stock with the Dow Jones Equity Market Index (“Total U.S. Market Index”) and the Dow Jones Real Estate Investment Index (“Real Estate Index”). The comparison assumes that $100 was invested on December 31, 1999 in shares of Common Stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

	1999	2000	2001	2002	2003	2004
ARI	100.00	80.18	58.06	47.59	53.71	57.06
Real Estate Index	100.00	127.51	142.56	147.75	202.25	265.38
Total U.S. Market Index	100.00	90.87	80.04	62.37	81.54	91.45

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 regarding compensation plans under which equity securities of ARI are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	76,750	$15.84	263,250

See NOTE 12. “STOCK OPTIONS” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners.    The following table sets forth the ownership of ARI’s Common Stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5.0% of the shares of ARI’s Common Stock as of the close of business on March 24, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class (1)
Basic Capital Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	6,703,045	(2)	61.5%

Prime Income Asset Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	1,437,208	(3)	13.2%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	746,972	(4)	6.9%

Realty Advisors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,140,253	(2)(3)	74.7%

Ryan T. Phillips 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,167,855	(2)(3)(5)	75.0%

(1)	Percentages are based upon 10,895,972 shares outstanding as of March 24, 2005.
(2)	Includes 6,703,045 shares owned by BCM, over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.

(3)	Includes 1,437,208 shares owned by PIAMI, over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(4)	Each of the directors of TCI, Henry A. Butler, Sharon Hunt, Ted R. Munselle, Ted P. Stokely, and Martin L. White, may be deemed to be the beneficial owners by virtue of their positions as directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust. Ryan T. Phillips is a beneficiary of the trust.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARI’s Common Stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 24, 2005.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Mark W. Branigan	8,887,225	(4)(5)(6)	81.6%
Henry A. Butler	746,972	(3)	6.9%
Louis J. Corna	8,887,225	(4)(5)(6)	81.6%
Sharon Hunt	747,972	(2)(3)	6.9%
Scott T. Lewis	8,887,225	(4)(5)(6)	81.6%
Ted R. Munselle	747,972	(2)(3)	6.9%
Ted P. Stokely	749,972	(2)(3)	6.9%
Martin L. White	748,972	(2)(3)	6.9%
All Directors and Executive Officers as a group (8 persons)	8,894,225	(4)(5)(6)(7)	81.6%

(1)	Percentage is based upon 10,895,972 shares outstanding as of March 24, 2005.
(2)	Each of Messrs. Munselle, Stokely, and White and Ms. Hunt a director, have options to purchase shares of Common Stock of ARI, which are exercisable within 60 days of March 18, 2005.
(3)	Includes 746,972 shares owned by TCI, over which the members of the Board of Directors of ARI may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. The members of the Board of Directors of ARI disclaim beneficial ownership of such shares.
(4)	Includes 746,972 shares owned by TCI, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.
(5)	Includes 6,703,045 shares owned by BCM, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares.
(6)	Includes 1,437,208 shares owned by PIAMI, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of ARI disclaim beneficial ownership of such shares.
(7)	Includes 7,000 shares which may be acquired by the Directors of ARI pursuant to stock option plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ARI’s policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to ARI. Management believes that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to ARI as other investments that could have been obtained.

ARI may enter into future transactions with entities the officers, directors or stockholders of which are also officers, directors or stockholders of ARI, if such transactions would be beneficial to the operations of ARI and consistent with ARI’s then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

ARI does not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by ARI.

Certain Business Relationships

Prime, ARI’s advisor, is a company for which Messrs. Branigan, Corna, and Lewis serve as executive officers. Prime is a company indirectly owned by Gene E. Phillips and a trust established for the benefit of the children of Gene E. Phillips.

The executive officers of ARI also serve as executive officers of TCI, and Messrs. Branigan and Corna also serve as executive officers of IORI. As such, they owe fiduciary duties to that entity as well as to Prime under applicable law. TCI has the same relationship with Prime, as does ARI.

Effective July 1, 2003, PAMI became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (80.0%) and Syntek West, (20.0%). Syntek West is owned by Gene Phillips. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

ARI contracts with affiliates of Prime for property management services. Currently, Triad, an affiliate, and Carmel provide such property management services. The general partner of Triad is BCM. The limited partner of Triad is Highland, a related party. Triad subcontracts the property-level management of 30 of ARI’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement. Regis Hotel I, LLC manages ARI’s 11 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is a company previously owned by First Equity Properties, Inc., which is a company affiliated with Prime. On May 1, 2004, Regis I acquired the ownership of Carmel. See ITEM 2. “PROPERTIES—Investments in Real Estate Companies and Real Estate Partnerships.”

At December 31, 2004, ARI owned approximately 82.2% of TCI’s outstanding common stock and approximately 19.7% of IORI’s outstanding common stock, through its interest in TCI.

Related Party Transactions

Historically, ARI, TCI, IORI, BCM, and Prime have each engaged in, and may continue to engage in, business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to ARI as could have been obtained from unrelated parties.

Operating Relationships

In October 2003, ARI entered into a lease with Prime for space at the One Hickory Centre Office Building. The lease was for 59,115 sq. ft. (approximately 59.0% of the building), has a term of three years, and provided for annual base rent of $1.3 million, or $21.50 per sq. ft. Effective May 1, 2004, the lease was amended to 54,404 sq. ft. (approximately 56% of the building), with an annual base rent of $1.2 million, or $21.50 per sq. ft.

ARI received rents of $69,000 from BCM for BCM’s lease at Addison Hanger. BCM owns a corporate jet that is housed at the hanger, and ARI has available space at the hanger.

In 2004, ARI paid Prime, its affiliates, and a related party $8.4 million in advisory fees, $1.9 million in net income fees, $1.9 million in loan arrangements, $578,000 in property acquisition fees, $8.4 million in real estate brokerage commissions, $5.6 million in construction supervision fees, and $6.7 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of Prime. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $4.6 million.

Partnership Transactions

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI’s Common Stock is 90.0% of the average daily closing price of ARI’s Common Stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the outstanding Class A units as follows: December 31, 2005, 875,000 units; and December 31, 2006, 5,938,750 units.

Advances and Loans

From time-to-time, ARI and its affiliates have made advances to each other, which have not had specific repayment terms, do not bear interest, are unsecured, and have been reflected in ARI’s financial statements as other assets or other liabilities. At December 31, 2004, after accounting for affiliate purchases and sales, amounts still owed by ARI were $260,000 and $1.2 million to IORI and Regis I, respectively. Also at December 31, 2004, ARI was owed $13.6 million and $1.4 million by Prime and Regis I, respectively.

In January 2004, ARI issued 200,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock to Prime, ARI’s advisor. In February 2004, 50,000 additional shares were issued to Prime. ARI’s affiliate receivable was increased by $2.5 million.

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

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation (“One Realco”). A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s Common Stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM; receiving 314,141 TCI shares from BCM (see NOTE 1. “BASIS OF PRESENTATION”). In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently 8.5%. All principal and interest are due at maturity. Ronald E. Kimbrough, Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer of ARI until May 31, 2004, was a 10.0% shareholder of One Realco until July 31, 2004. Mr. Kimbrough did not participate in the day-to-day operations or management of One Realco.

In March 2004, ARI obtained financing of $11.5 million on a hotel property. The proceeds of $11.0 million were received by an affiliate, increasing ARI’s affiliate receivable.

In April 2004, $825,000 was advanced under a security loan arrangement with a financial institution. The proceeds were paid to an affiliate, increasing ARI’s affiliate receivable.

In July 2004, ARI obtained a loan of $3.2 million secured by a contract for sale of the Waters Edge III Apartments. The proceeds of $3.2 million were received by an affiliate, increasing ARI’s affiliate receivable.

In October 2004, ARI advanced $3.3 million to the Class A Limited Partners of Edina Park Plaza Associates, Limited Partnership, of which ARI is the general partner. The loans bear interest at 10.0% per annum and mature in September 2017. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. The outstanding principal is due at maturity.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI Common Stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 7.75% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. All principal and accrued interest are due at maturity.

In October 2003, ARI borrowed $1.6 million from IORI, which was then advanced to the Class A Limited Partners of Encino Executive Plaza, Ltd. The loan bore interest at 2.0% per annum and matures in June 2006. All principal and interest are due at maturity. Effective January 1, 2004, the interest rate was changed to 5.49%.

Property Transactions

In December 2003, ARI sold seven properties to subsidiaries of Unified Housing Foundation, Inc. (“UHF”), a Texas Non-Profit 501(c) 3 Corporation. ARI sold 39.3 acres of Pioneer Crossing land for $3.9 million, 10.7 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge Apartments for $19.0 million, the Cliffs of El Dorado Apartments for $13.4 million, the Limestone Canyon Apartments for $18.0 million, the Sendero Ridge Apartments for $29.4 million, and Tivoli Apartments for $16.1 million. All of the transactions included the assumption of debt and notes receivable to ARI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of ARI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to ARI and ARI having continued involvement and control of these entities, these transactions have not been recorded as sales. Instead, these transactions will be accounted for on the deposit method, and the properties and corresponding debt will continue to be consolidated by ARI. All of these transactions were approved by ARI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments and Limestone at Vista Ridge apartments were approved by their prospective lenders for transfer to the purchasing entities. ARI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the notes associated with the Tivoli apartments and Sendero Ridge apartments.

In December 2003, ARI sold a tract of Marine Creek land to a subsidiary of United Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and ARI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full ARI’s note payable on the land. ARI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of ARI’s note payable. The note bears interest at 6.0%, requires quarterly payments from available surplus cash and matures in December 2007. See Note 9. “RELATED PARTY TRANSACTIONS.”

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

In September 2004, ARI sold Limestone Canyon II land to a subsidiary of UHF for $720,000 in the form of a seller note receivable. Due to no cash received and common control, ARI has elected to continue consolidating this tract of land until the requirements for a sale have been met. No sale was recognized and no note receivable has been recorded.

In April 2002, ARI and TCI sold 21 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15.0% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At December 31, 2004, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.4 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARI for the years 2004 and 2003 by ARI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP:

Type of Fee	2004				2003(1)
	Farmer, Fuqua & Huff		BDO Seidman
Audit Fees	$188,614	(2)	$310,626	(3)	$596,155	(4)
Audit Related Fees	—		—		—
Tax Fees(5)	9,550	(6)	219,433	(7)	210,422	(8)
All Other Fees	—				13,605	(9)

Total	$198,164		$530,059		$820,182

(1)	All 2003 accounting fees were paid to BDO Seidman, LLP.
(2)	Includes $86,148 paid by TCI.
(3)	Includes $102,184 paid by TCI.
(4)	Includes $219,524 paid by TCI.
(5)	Tax fees include fees for tax planning, tax consultation, return preparation, and review of tax returns.
(6)	All paid by TCI.
(7)	Includes $50, 021 paid by TCI.
(8)	Includes $61,093 paid by TCI.
(9)	All other fees for 2003 are related to an ARI Form 8-K ($750), ARI’s tender offer for the common shares of TCI and IORI ($3,735), and for training ($9,120).

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid the principal auditors for services as described in the above table fall under the categories listed below:

Audit Fees.    These are fees for professional services performed by the principal auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings and services that are normally provided in connection with statutory and regulatory filing or engagements.

Audit-Related Fees.    These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards.

Tax Fees.    These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All Other Fees.    These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”), and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation, and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to preapprove the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be preapproved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and the approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to preapprove services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

Except for the fees of $9,120 in 2003 for training, all the fees for 2004 and 2003 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Operations—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002

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

(b)	Exhibits.

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description
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

14.0*	Code of Ethics for Senior Financial Officers.

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005

AMERICAN REALTY INVESTORS, INC.

By:	/s/ SCOTT T. LEWIS
Scott T. Lewis
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2005

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2005

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2005

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2005

/s/ MARTIN L. WHITE Martin L. White	Director	March 31, 2005

/s/ SCOTT T. LEWIS Scott T. Lewis	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 31, 2005

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2004

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

14.0*	Code of Ethics for Senior Financial Officers.

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.