Form 10-K/A
period 2004-12-31
AMERICAN REALTY INVESTORS INC
filed 2005-04-07
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

AMENDMENT #1 FOR ANNUAL REPORT ON 10-K FOR

AMERICAN REALTY INVESTORS, INC.

The undersigned registrant hereby amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended 12/31/2004 as set forth below and as reflected in the substituted pages attached hereto, which replace the same numbered pages in the original filing:

*Page 39, 3rd paragraph from the bottom, 1st line, changed “translation” to “transaction” and 3rd line, changed “TCI” to “ARI.”

*Page 44, 1st full paragraph, 3rd line, changed “TCI” to “ARI.”“

*Page 71, 1st line, removed “Related Party.”

*Page 85, 1st line below table, changed “ARI owed $1.4” to “ARI owed $1.1.”

*Page 115, ITEM 9, last paragraph, 1st line, changed “March 30” to “April 15.”

*Page 131, ITEM 14 table, far right column “(1)” was changed to superscript.

*Page 133, ITEM 15(a) 1. 1st line, “Report of Independent Certified Public Accountants” changed to “Reports of Independent Registered Public Accounting Firms” and the last line of the page changed “2003” to “2004.”

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

American Realty Investors, Inc.

Dated: April 6, 2005	By:	/S/ SCOTT T. LEWIS
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

Gain on foreign currency transaction was $3.8 million in 2004. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Zloty during 2004, which has resulted in ARI recognizing this gain.

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

Loss on foreign currency transaction was $3.3 million in 2003. Loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro strengthened against the Zloty during 2003, which has resulted in ARI recognizing this charge.

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

Also at December 31, 2004, ARI owed $1.1 million to affiliates related to cash received upon the sale of apartments to Metra, and an affiliate owed ARI $1.4 million in accrued rent.

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

BDO Seidman, LLP’s reports dated April 11, 2003 and April 15, 2004 on ARI’s financial statements for the years ended December 31, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Each report did contain an “emphasis” paragraph highlighting that management has indicated its intent to sell income-producing properties and refinance or extend debt secured by real estate to meets its liquidity needs.

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

Reports of Independent Registered Public Accounting Firms

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

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

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