Form 10-Q
period 2005-03-31
AMERICAN REALTY INVESTORS INC
filed 2005-05-16
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,149,000
(Class)	(Outstanding at May 13, 2005)*

*	Does not include 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

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

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$883,380	$877,677
Less—accumulated depreciation	(157,376)	(157,138)

	726,004	720,539

Real estate held for sale, net of depreciation	175,284	192,533
Real estate subject to sales contract	69,947	70,350

Notes and interest receivable
Performing ($44,085 in 2005 and $43,605 in 2004 from affiliates)	68,292	67,894
Non-performing	2,449	6,632

	70,741	74,526
Less—allowance for estimated losses	(1,865)	(1,865)

	68,876	72,661

Restaurant equipment	13,535	13,747
Less—accumulated depreciation	(6,627)	(6,608)

	6,908	7,139

Marketable equity securities, at market value	7,344	6,670
Cash and cash equivalents	39,692	22,401
Investments in equity investees	8,577	8,212
Goodwill, net of accumulated amortization ($1,763 in 2005 and 2004)	11,858	11,858
Other intangibles, net of accumulated amortization ($883 in 2005 and $871 in 2004)	1,507	1,480
Other assets ($26,440 in 2005 and $27,704 in 2004 from affiliate)	82,211	77,000

	$1,198,208	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS—Continued

	March 31, 2005	December 31, 2004
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($36,800 in 2005 and $36,298 in 2004 to affiliates)	$735,843	$722,985
Liabilities related to assets held for sale	131,238	156,959
Liabilities subject to sales contract	59,808	59,977
Margin borrowings	18,627	18,663
Accounts payable and other liabilities ($6,025 in 2005 and $2,557 in 2004 to affiliates)	69,531	71,357

	1,015,047	1,029,941

Minority interest	58,749	57,893

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 3,469,346 shares in 2005 and 3,469,350 shares in 2004 (liquidation preference $34,693), including 900,000 shares in 2005 and 2004 held by subsidiaries.	5,139	5,139
Series E, 50,000 shares in 2005 and 2004 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 shares in 2005 and 2004	114	114
Treasury stock, at cost, 1,243,272 shares in 2005 and 2004	(15,146)	(15,146)
Paid-in capital	91,139	91,789
Retained earnings	43,239	22,561
Accumulated other comprehensive income (loss)	(173)	(1,548)

	124,412	103,009

	$1,198,208	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2005	2004
		As Restated
	(dollars in thousands, except per share)
Property revenue
Rents ($182 in 2005 and $321 in 2004 from affiliates)	$40,957	$39,712
Property operations expenses ($1,644 in 2005 and $900 in 2004 to affiliates)	28,819	27,779

Operating income	12,138	11,933

Land operations
Sales	52,305	30,194
Cost of sales	28,127	21,283
Deferral of gains on current period sales	—	5,159

Gain on land sales	24,178	3,752

Restaurant operations
Sales	8,620	8,169
Cost of sales	6,754	6,213

Gross margin	1,866	1,956

Income from operations	38,182	17,641

Other income
Interest income ($859 in 2005 and $688 in 2004 from affiliates)	1,590	1,049
Equity in income (loss) of investees	60	(145)
Other	106	627

	1,756	1,531

Other expenses
Interest ($501 in 2005 and $642 in 2004 to affiliates)	16,127	16,134
Depreciation and amortization	5,812	5,958
Discount on sale of notes receivable	—	398
General and administrative ($899 in 2005 and $857 in 2004 to affiliates)	2,736	4,634
Advisory fee to affiliate	2,906	2,852
Net income fee to affiliate	1,477	79
Minority interest	921	1,184

	29,979	31,239

Net income (loss) from continuing operations	9,959	(12,067)

Discontinued operations:
Loss from operations	(268)	(1,267)
Gain on sale of real estate	10,987	13,934
Equity in gain on sale of real estate by equity investees	—	783

Net income from discontinued operations	10,719	13,450

Net income	20,678	1,383
Preferred dividend requirement	(650)	(650)

Net income applicable to Common shares	$20,028	$733

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Continued

	For the Three Months Ended March 31,
	2005	2004
		As Restated
	(dollars in thousands, except per share)
Basic earnings per share
Net income (loss) from continuing operations	$.91	$(1.24)
Correction of accounting error in prior (See Note 11.)	—	.05
Discontinued operations	1.06	1.26

Net income applicable to Common shares	$1.97	$.07

Diluted earnings per share
Net income (loss) from continuing operations	$.77	$(1.24)
Correction of accounting error in prior (See Note 11.)	—	.05
Discontinued operations	.83	1.26

Net income applicable to Common shares	$1.60	$.07

Weighted average Common shares used in computing earnings per share:
Basic	10,149,000	10,644,666
Diluted	12,907,309	10,644,666

Convertible Preferred Stock (2,575,370 shares) and options to purchase 101,250 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	(dollars in thousands, except per share)
Balance, January 1, 2005	$5,139	$100	$114	$(15,146)	$91,789	$22,561	$(1,548)	$103,009

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	—	706	706
Unrealized gain on marketable securities	—	—	—	—	—	—	669	669
Net income	—	—	—	—	—	20,678	—	20,678

								22,053

Preferred dividends
Series A Preferred Stock ($.25 per share)	—	—	—	—	(642)	—	—	(642)
Series E Preferred Stock ($.15 per share)	—	—	—	—	(8)	—	—	(8)

Balance, March 31, 2005	$5,139	$100	$114	$(15,146)	$91,139	$43,239	$(173)	$124,412

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Cash Flows From Operating Activities
Net income	$20,678	$1,383
Reconciliation of net income to net cash provided by (used in) operating activities
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Gain on sale of land and real estate	(35,165)	(18,469)
Depreciation and amortization	5,861	7,694
Amortization of deferred borrowing costs	2,072	1,832
Discount on sale of notes receivable	—	398
Equity in (income) loss of investees	(60)	145
Decrease in accrued interest receivable	(336)	1,496
Decrease in other assets	3,613	3,994
Decrease in accrued interest payable	(888)	(625)
Increase (decrease) in accounts payable and other liabilities	(2,362)	9,300
Increase in minority interest	619	324

Net cash (used in) provided by operating activities	(5,968)	7,472

Cash Flows From Investing Activities
Collections on notes receivable	1,433	39
Proceeds from sale of notes receivable	27,242	6,227
Acquisition of real estate	(7,806)	(19,943)
Restaurant equipment purchased	(65)	(467)
Proceeds from sale of real estate	38,869	64,442
Notes receivable funded	(647)	(65)
Earnest money/escrow deposits	(671)	(2,325)
Real estate improvements	(16,350)	(55,836)
Purchase of marketable securities	—	(321)
Distribution from equity investees	406	4

Net cash provided by (used in) investing activities	42,411	(8,245)

Cash Flows From Financing Activities
Proceeds from notes payable	38,688	129,181
Payments on notes payable	(43,072)	(126,661)
Deferred borrowing costs	(1,212)	(2,934)
Net advances from (payments to) affiliates	(13,288)	933
Repurchase of Common Stock	—	(42)
Margin borrowings (payments), net	(38)	(447)
Preferred dividends paid	(230)	(650)

Net cash used in financing activities	(19,152)	(620)

Net increase (decrease) in cash and cash equivalents	17,291	(1,393)

Cash and cash equivalents, beginning of period	22,401	9,543

Cash and cash equivalents, end of period	$39,692	$8,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$17,068	$17,652

Schedule of noncash investing and financing activities
Notes payable assumed by buyer on sale of real estate	$14,422	$9,014
Notes receivable from sale of real estate	27,242	10,448
Acquisition of property in exchange for note receivable	4,714	—
Issuance of Preferred Stock	—	2,500
Note payable paid by affiliate	700	10,823
Refinancing proceeds received by affiliate	—	10,962

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2004 have been reclassified to conform to the 2005 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI.

Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

At December 31, 2004 and March 31, 2005, ARI subsidiaries owned 82.2% of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At March 31, 2005, ARI and TCI have the same advisor and Board of Directors.

At December 31, 2004 and March 31, 2005, ARI subsidiaries owned 20.4% of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9% of IORI shares. One director of ARI (Ted Stokely) also serves as a director of IORI.

Stock-based employee compensation. ARI provides stock options to certain directors. ARI accounts for these stock options using the intrinsic method pursuant to the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amended SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, ARI has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25. If ARI had elected to recognize compensation cost for the issuance of options to directors of ARI based on the fair value at the grant dates for awards consistent with the fair value method prescribed by SFAS No. 123, net income and income per share would have been impacted as follows:

	Three Months Ended March 31,
	2005	2004
Net income applicable to common shares, as reported	$20,028	$733

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	26	22

Pro forma net income applicable to common shares	$20,002	$711

Earnings per share:
Basic, as reported	$1.97	$.07
Basic, pro forma	$1.97	$.07

Diluted, as reported	$1.60	$.07
Diluted, pro forma	$1.60	$.07

NOTE 2. REAL ESTATE

In 2005, ARI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Katrina(1)	Palm Desert, CA	23.0 Acres	$4,184	$—	$—	—		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—	—		—
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500	7.00%		07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—	—		—
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—	—		—

Second Quarter
Apartments
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817	5.65		09/46

Land
Centurion	Tarrant County, TX	12.7 Acres	850	892	—	—		—

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq.Ft.	10,000	4,715	6,500	7.50	(3)	05/06

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View Land Parcels.
(3)	Variable rate.
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.

In 2004, ARI purchased the following properties:

Property	Location	Units / Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444	5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729	5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687	5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791	5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316	5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779	5.78		06/45

Land
Lubbock land	Lubbock, TX	2.9 Acres	224	224	—	—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900	5.00	(2)	01/06
Railroad land	Dallas, TX	.3 Acres	708	704	—	—		—

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Variable interest rate.

In 2005, ARI sold the following properties:

Property	Location	Units/Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain on Sale
First Quarter
Apartments
Longwood	Long Beach, MS	200 Units	$6,456	$9	$6,253	(1)	$56

Land
Granbury Station	Ft. Worth, TX	15.7 Acres	1,003	265	738	(1)	10
Katrina	Palm Desert, CA	9.9 Acres	2,616	574	—		1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591	—		1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—		619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340	—		818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455	—		1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)	5,100		9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—		2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601		5,630
Nashville	Nashville, TN	1.2 Acres	304	236	—		226
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914		440

Office Building
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843	7,792		10,603

Industrial Warehouse
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		329

Second Quarter
Land
Lemmon Carlisle/Alamo Springs	Dallas, TX	2.8 Acres	7,674	5,627	1,744		2,729
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)	4,096		2,185

(1)	Debt assumed by purchaser.

In 2004, ARI sold the following properties:

Property	Location	Units/Acres/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618	$6,189	(1)	$48

Industrial Warehouse
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)	1,157	(3)

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		7,915	(2)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248	200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—

Shopping Centers
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,407	22,800		6,807
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)	521	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808	5,358		3,682

(1)	Debt assumed by purchaser.

(2)	Includes deferred gain of $5.2 million, which was recognized in the third and fourth quarters of 2004, upon collection of seller financing.
(3)	Property sold to BCM, a related party, for assumption of debt and a note receivable. Gain deferred until sale to unrelated party. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.

At March 31, 2005, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	$19,458	$1,128	$15,500
Bridges on Kinsey	Tyler, TX	232 Units	15,612	469	14,477
Dakota Arms	Lubbock, TX	208 Units	12,970	967	12,549
Kingsland Ranch	Houston, TX	398 Units	24,573	1,081	23,000
Laguna Vista	Farmers Branch, TX	206 Units	3,790	17,315	17,741
Lake Forest	Houston, TX	240 Units	14,137	300	12,815
Parc at Maumelle	Maumelle, AR	240 Units	3,717	14,981	16,829
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,528	1,158	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	16,761	1,341	16,056
Wildflower Villas	Temple, TX	220 Units	11,806	3,790	14,073

For the three months ended March 31, 2005, ARI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments, and originally matured in January 2003. As of March 2004, ARI had funded a total of $4.3 million. On January 22, 2003, ARI agreed to extend the maturity date until May 1, 2003. The collateral used to secure ARI’s second lien was seized by the first lien holder. On March 11, 2004, ARI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, ARI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and all principal and interest is due November 2005. ARI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. ARI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to ARI by borrower and by $605,000 from cash received. ARI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004.

In February 2005, ARI received a loan in the amount of $4,975,000 that is guaranteed by Basic Capital Management, Inc. (“BCM”) and Prime Income Asset Management, LLC (“Prime”). The note bears interest at 8.25% per annum, requires semi-annual interest payments, and matures in July 2006. The loan is collateralized by partnership interests in various apartments owned by ARI. At maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In February 2005, ARI sold a 9.9 acre tract of its Katrina land parcel for $2.6 million, receiving $574,000 after payment of closing costs and providing purchase money financing of $2.0 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.0 million, receiving $2.0 million in cash after payment of closing costs.

In February 2005, ARI sold a 13.6 acre tract of its Katrina land parcel for $3.7 million, receiving $548,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.8 million, receiving $2.8 million in cash after payment of closing costs.

In February 2005, ARI sold a 6.5 acre tract of its Katrina land parcel for $1.7 million, receiving $322,000 after payment of closing costs and providing purchase money financing of $1.3 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.3 million, receiving $1.3 million in cash after payment of closing costs.

In February 2005, ARI sold a 7.4 acre tract of its Katrina land parcel for $2.0 million, receiving $203,000 after payment of closing costs and providing purchase money financing of $1.5 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.5 million, receiving $1.5 million in cash after payment of closing costs.

In February 2005, ARI sold an 81.2 acre tract of its Katrina land parcel for $19.9 million, paying $582,000 after payment of debt and closing costs and providing purchase money financing of $14.9 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $14.9 million, receiving $14.9 million in cash after payment of closing costs.

In March 2005, ARI sold a 24.8 acre tract of its Katrina land parcel for $6.4 million, receiving $1.0 million after payment of closing costs and providing purchase money financing of $4.8 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in March 2007. In March 2005, ARI sold the loan for $4.8 million, receiving $4.8 million in cash after payment of closing costs.

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million was sold to an unrelated party in March 2003. The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity. In February 2005, the note was exchanged for 23.0 acres of land in Palm Desert, California. See NOTE 2. “REAL ESTATE.”

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to land lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10%, requires semi-annual payments and matures in March 2008. As of March 31, 2005, ARI had not advanced any funds to the borrower. ARI also guaranteed, with full recourse to ARI, an $18 million loan for the borrower which loan is secured by a first lien on the undeveloped land.

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured, bears interest at 8.5% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment of a 2.0% extension fee.

In March 2002, ARI sold the 174,513 sq. ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of March 2005, ARI has funded $768,000 of the additional line of credit.

Related Parties. In March 2004, TCI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. TCI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2.0%, currently 8.0%, and matured in April 2005. This note was extended to April 2008.

In March 2004, TCI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. TCI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2.0%, currently 8.0%, and matured in April 2005. This note was extended to April 2008.

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

ARI’s investment in real estate entities at March 31, 2005, was as follows:

Investee	Percentage of ARI’s Ownership at March 31, 2005	Carrying Value of Investment at March 31, 2005	Market Value of Investment at March 31, 2005
IORI	20.4%	$5,825	$5,635
Other		2,752

		$8,577

Set forth below are summarized results of operations of IORI for the three months ended March 31, 2005:

2005
Revenues	$2,503
Equity in loss of partnership	(9)
Property operating expenses	(1,142)
Depreciation	(177)
Interest	(936)

Loss before gain on sale of real estate	239
Gain on sale of real estate	—

Net income	$239

ARI’s share of equity investees’ income before gains on the sale of discontinued operations was $60,000 for the three months ended March 31, 2005. ARI did not recognize any gain on equity investees’ sale of real estate for the three months ended March 31, 2005.

ARI’s cash flow from IORI is dependent on the ability of IORI to make distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. Trading and available-for-sale portfolio securities are carried at market value. In the first quarter of 2005, ARI did not purchase or sell any marketable securities. At March 31, 2005, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $5,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations. Also at March 31, 2005, ARI recorded an unrealized increase in the market value of its available-for-sale portfolio securities of $669,000. Unrealized gains and losses on available-for-sale portfolio securities are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

NOTE 6. NOTES PAYABLE

In February 2005, ARI received a loan in the amount of $5.0 million. The note bears interest at 8.0% per annum, requires semi-annual interest payments and matures in July 2006. The loan is collateralized by certain partnership interests that hold apartments owned by ARI. At maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In 2005, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Acres/Sq. Ft./ Units	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Land
Nashville	Nashville, TN	109.6 Acres	$7,000	$—	$6,341	7.50%		2/07

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

(1)	Variable rate.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq.Ft./Rooms/ Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
First Quarter
Hotel
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(2)	7.00	%(1)	03/05

Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	11/04
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	18		6.00		02/07
Marine Creek	Ft. Worth, TX	54.0 Acres	1,286	991	192		5.75		06/05

Office Building
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06

(1)	Variable interest rate
(2)	Cash of $10,961 million was received by an affiliate, increasing ARI’s affiliate receivable.

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 15.1% to 24.0%. Margin borrowings totaled $18.6 million at March 31, 2005.

Sunset Management LLC. On October 5, 2004, Sunset Management LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of TCI in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc., Prime Income Asset Management, Inc., Prime Income Asset Management LLC, Income Opportunity Realty Investors, Inc., United Housing Foundation (“United”), Inc., Regis Realty, Inc., TCI, TCI’s current directors and officers and others. Sunset’s complaint filed as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al., raises a number of allegations previously raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants on November 8, 2004 filed a Motion to Dismiss pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exceptions for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. One of the individual Defendants also filed on January 4, 2005 a Motion to Disqualify Sunset’s Counsel. On January 4, 2005, the Defendants filed a Motion to Stay Discovery and for Protective Order, which Motion was granted on March 30, 2005 by the issuance of an Order of the Court granting the Motion for Protective Order and staying all discovery in the action pending further Order of the Court, if appropriate, following the Court’s ruling on the Defendants’ Motion to Dismiss. On March 28, 2005, Sunset also filed a Petition for Writ of Mandamus in the United States District Court for the Eastern District of Texas, Sherman Division, seeking a Writ of Mandamus to be issued by the Court directing the bankruptcy judge in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, in the case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11, and American Realty Trust, Inc., et al. v. Sunset Management LLC, Adversary Proceeding No. 03-4256, to rule on pending Motions for Summary Judgment within twenty days thereof. On April 11, 2005, the United States District Court for the Eastern District of Texas, Sherman Division, entered its Order denying Sunset’s Petition for Writ of Mandamus. On May 6, 2005, in the bankruptcy case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11 pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Sunset filed a Motion for Allowance of Claim, Determination of the Value of its Lien, Allowance of Deficiency as an Unsecured Claim and Abandonment of Cash Collateral to Sunset. Such Motion seeks an Order (i) estimating and determining the allowed amount of Sunset’s claim for purposes of distribution, (ii) determining the method of value in Sunset’s secured claim, (iii) determining the value of the lien held by Sunset, (iv) declaring that Sunset’s claim is secured in the amount determined, (v) allowing Sunset a deficiency claim for the unsecured portion of its claim, and (vi) ordering a distribution to Sunset of the proceeds received by the Debtor from a specified note.

At March 31, 2005, ARI’s margin borrowings include $5.0 million payable to Sunset. Interest is accrued at the stated rates of 20.0% and 24.0%. The loan matured in September 2002.

Other Security Loans. In September 2003, ARI obtained a security loan in the amount of $12.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 15.1%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

In September 2003, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 15.1%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 250,000 shares of IORI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

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

NOTE 8. RELATED PARTY TRANSACTIONS

In January 2005, an affiliate made a $700,000 note payment on ARI’s behalf, reducing ARI’s affiliate receivable.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of March 31, 2005.

	PRIME	IORI
Balance, December 31, 2004	$13,579	$(260)
Cash transfers to affiliates	38,907	—
Cash transfers from affiliates	(25,619)	—
Payments by affiliates on ARI’s behalf	(700)	—
Payables clearing through Prime	(1,008)	—

Balance, March 31, 2005	$25,159	$(260)

At March 31, 2005, ARI’s other assets includes $1.3 million due from an affiliate for rent. In addition to the $1.6 million payable related to apartment sales that is noted in a following paragraph, at March 2005, ARI also owed $2.5 milllion to Regis Property Management for management fees and sales commissions, and $1.7 million to Prime for advisory fees and reimbursable costs.

In April 2002, ARI and TCI sold 21 apartments properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continue to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships state that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners have priority over distributions to any other partners. At March 31, 2005, 16 of the properties remained on ARI’s balance sheet, and ARI’s other liabilities included $1.6 million owed to the Metra Partners related to cash received by ARI upon the sale of these apartments in April 2002. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management to another entity, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company will recognize expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in income (loss) of investees, equity in gain on sale of real estate by equity investees, and other income, which totaled $181,000 for the three months ended March 31, 2005 and $1.3 million for the three months ended March 31, 2004. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, minority interest, advisory fees, net income fees, and loss from discontinued operations, which totaled $8.3 million for the three months ended March 31, 2005 and $10.4 million for the three months ended March 31, 2004. Excluded from operating segment assets are assets of $137.7 million in 2005 and $94.0 million in 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ income and expenses for the three months ended March 31, and segment assets at March 31.

2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$12,120	$21,315	$7,313	$198	$8,620	$11	$49,577
Interest income	—	—	—	—	—	1,636	1,636
Operating expenses	7,067	13,423	6,446	1,899	6,754	(16)	35,573

Operating income (loss)	$5,053	$7,892	$867	$(1,701)	$1,866	$1,663	$15,640

Depreciation	$2,516	$2,284	$697	$—	$302	$13	$5,812
Interest	3,572	7,091	1,546	2,474	348	1,096	16,127
Capital expenditures	2,270	13,774	123	183	65	—	16,415
Assets	183,453	488,578	83,564	215,640	20,351	68,876	1,060,462

	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Property Sales:
Sales price	$15,276	$6,207	$—	$52,305	$—	$—	$73,788
Cost of sale	4,345	6,151	—	28,127	—	—	38,623

Gain on sale	$10,931	$56	$—	$24,178	$—	$—	$35,165

2004	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$13,305	$18,223	$7,666	$156	$8,169	$362	$47,881
Interest income	—	—	—	—	—	1,049	1,049
Operating expenses	8,184	11,838	6,972	1,004	6,213	(219)	33,992

Operating income (loss)	$5,121	$6,385	$694	$(848)	$1,956	$1,630	$14,938

Depreciation	$2,784	$1,898	$928	$—	$328	$20	$5,958
Interest	3,458	6,343	1,586	2,994	386	1,367	16,134
Capital expenditures	1,893	53,503	261	179	467	—	56,303
Assets	293,270	451,587	87,607	209,927	20,906	72,949	1,136,246

	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Property Sales:
Sales price	$47,450	$10,325	$—	$30,194	$—	$—	$87,969
Cost of sale	31,886	10,277	—	21,283	—	—	63,446
Deferred current gain	1,678	—	—	5,159	—	—	6,837

Gain on sale	$13,886	$48	$—	$3,752	$—	$—	$17,686

NOTE 10. DISCONTINUED OPERATIONS

For the three months ended March 31, 2005 and 2004, income from discontinued operations relates to 27 properties ARI sold during 2004 and ten properties ARI sold or held-for-sale in 2005. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2005	2004
Revenue
Rental	$3,059	$11,435
Property operations	2,199	6,448

	860	4,987

Expenses
Interest	1,079	4,519
Depreciation	49	1,735

	1,128	6,254

Net loss from operations	(268)	(1,267)

Gain on sale of real estate	10,987	13,934
Equity in gain on sale of real estate by equity investees	—	783

Net income from discontinued operations	$10,719	$13,450

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. CORRECTION OF ACCOUNTING ERROR IN PRIOR PERIOD

During the second quarter of 2004, an 80%-owned subsidiary of ARI discovered an error in the depreciation calculation for a commercial property the subsidiary purchased in March 2003 for $8.7 million. The amount subject to depreciation was $7.8 million and was to be depreciated straight-line over 40 years (480 months). Instead, the property was being depreciated over 40 months, resulting in depreciation expense being overstated since March 2003. The unaudited Consolidated Statements of Operations for the three months ended March 31, 2004, reflect the correction of the impact of this error on depreciation expense of $538,000. ARI does not intend to restate any previously issued Forms 10-Q or Form 10-K, because, in the opinion of management, the effect is not material to the results of operations for any period previously reported.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. ARI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of March 31, 2005 is approximately $2.1 million. ARI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $2.3 million through March 31, 2006 for certain partnership obligations.

Liquidity. Management expects that excess cash generated from operations during the remainder of 2005 will not be sufficient to discharge all of ARI’s debt obligations as they mature. Therefore, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. During 2002, Milano Restaurants International, Inc. (“MRI”), a then wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $913,000 at March 31, 2005.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and ARI’s 2004 Form 10-K, referred to herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act or 1934. These statements concern the intent, belief, or expectations of ARI’s officers with respect to ARI’s ability to lease its properties, tenant’s ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward-looking statements. Actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on ARI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state, and local legislation. For example: Some of ARI’s tenants may not renew expiring leases and ARI may be unable to locate new tenants to maintain the historical occupancy rates of the properties; rents which ARI can achieve at its properties may decline; tenants may experience losses and become unable to pay rents; and ARI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in ARI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond ARI’s control. Forward-looking statements are only expressions of ARI’s present expectations and intentions. Forward-looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward-looking statements.

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

At December 31, 2004 and March 31, 2005, ARI subsidiaries owned 82.2% of the outstanding shares of TCI. At March 31, 2005, ARI and TCI have the same advisor and Board of Directors.

At December 31, 2004 and March 31, 2005, ARI subsidiaries owned 20.4% of IORI through TCI’s ownership of 24.9% of IORI shares. One director of ARI (Ted Stokely) also serves as a director of IORI.

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

Liquidity and Capital Resources

ARI reported net income of $20.7 million for the three months ended March 31, 2005, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $5.9 million, gain on sale of real estate of $35.2 million and equity in income of equity investees of $60,000. Net cash used in operating activities amounted to $6.0 million for the three months ended March 31, 2005, interest receivable increased by $336,000, other assets decreased by $3.6 million primarily due to a reduction in escrows, interest payable decreased by $888,000 due to a decreased balance of notes payable, and other liabilities decreased by $2.4 million primarily due to a decrease in accrued expenses.

Net cash provided by investing activities of $42.4 million was primarily due to real estate improvements of $16.3 million, acquisitions of real estate of $7.8 million, earnest money deposits of $671,000, and purchases of restaurant equipment of $65,000. These outflows for investing activities were offset by the collection of $1.4 million on notes receivable, $38.9 million from the sale of real estate, $27.2 million from the sale of notes receivable, and $406, 000 distributed from equity investees.

Net cash used in financing activities of $19.2 million was comprised of proceeds received from the funding or refinancing of notes payable of $38.7 million, offset by cash payments of $43.1 million to paydown existing notes payable, $1.2 million for financing costs, payments to affiliates of $13.3 million, net payments on stock loans of $38,000, and $230,000 in dividends on Preferred Stock.

In the first three months of 2005, ARI purchased five parcels of unimproved land for a total of $11.9 million. ARI paid $4.3 million in cash, including various closing costs, and incurred $3.5 million in debt. ARI also expended $13.8 million on property construction, of which $12.3 million was funded by debt. For the remainder of 2005 and the first half of 2006, ARI expects to spend an additional $42.5 million on property construction projects, of which $42.1 million will be funded by debt.

In the first three months of 2005, ARI sold one apartment property, eleven land parcels, one industrial warehouse, and one office building for a total of $74.0 million, receiving $14.4 million in cash and discharging debt of $27.4 million after the payment of various closing costs and providing seller financing of $27.2 million.

In the first three months of 2005, ARI financed or refinanced one land parcel and two shopping centers for a total of $17.9 million, discharging $9.0 million in debt and receiving $7.6 million in cash.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio and bear interest rates ranging from 15.1% to 24.0%. Margin borrowing totaled $18.6 million at March 31, 2005.

Management expects that it will be necessary for ARI to sell $44.6 million, $47.1 million and $10.8 million of its land holdings during each of the next three years to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it is not able to extend such debt, ARI intends to sell other of its assets, specifically income producing properties, to pay the debt.

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

Related Party Transactions

In January 2005, an affiliate made a $700,000 note payment on ARI’s behalf, reducing ARI’s affiliate receivable.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the three months ended March 31, 2005, ARI reported net income of $20.7 million compared to net income of $1.4 million for the three months ended March 31, 2004. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

Rents (dollars in thousands)

	2005	2004
Commercial	$12,120	$13,305
Apartments	21,315	18,223
Hotels	7,313	7,666
Land	198	156
Other	11	362

	$40,957	$39,712

The decrease in commercial rents was primarily attributable to lower occupancy. The increase in apartment rents was primarily attributable to completed construction. Rents are expected to increase in 2005, as a result of continued apartment construction.

Property Operations Expenses (dollars in thousands)

	2005	2004
Commercial	$7,067	$8,184
Apartments	13,423	11,838
Hotels	6,446	6,972
Land	1,899	1,004
Other	(16)	(219)

	$28,819	$27,779

The decrease in commercial operations expenses was primarily attributable to lower occupancy. The increase in apartment operations expense was primarily attributable to completed construction. Property operations expense is expected to increase in 2005, as a result of completed apartment construction.

Restaurants sales and cost of sales increased to of $8.6 million and $6.8 million, respectively, in the three months ended March 31, 2005, from $8.2 million and $6.2 million in the three months ended March 31, 2004. Same-store sales increased by 2.0% in 2005. Also, two new concepts opened in 2004. The increase in cost of sales is primarily due to increased sales, increased raw product costs, and fuel surcharges that have been added in some cases.

Interest income from notes receivable increased to $1.6 million in the three months ended March 31, 2005 from $1.0 million in 2004, primarily due to new notes receivable related to seller financing of land sales and advances to partners in the fourth quarter of 2004 and the first quarter of 2005.

Equity in income (loss) of investees improved to $60,000 in the three months ended March 31, 2005, from $(145,000) in 2004.

Interest Expense (dollars in thousands)

	2005	2004
Commercial	$3,572	$3,458
Apartments	7,091	6,343
Hotels	1,546	1,586
Land	2,474	2,994
MRI	348	386
Other	1,096	1,367

	$16,127	$16,134

The increase in apartment interest expense was primarily attributable to completed construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable and interest rates on land mortgages.

Depreciation and Amortization (dollars in thousands)

	2005	2004
		As Restated
Commercial	$2,516	$2,784
Apartments	2,284	1,898
Hotels	697	928
MRI	302	328
Other	13	20

	$5,812	$5,958

The increase in apartment depreciation and amortization was primarily attributable to completed constructions.

Discount on sale of notes receivable was $398,000 in the three months ended March 31, 2004. This represents the discount from the face amount given by ARI to purchasers of notes receivable.

General and administrative expenses decreased to $2.7 million in the three months ended March 31, 2005, from $4.6 million in 2004. The decrease was primarily attributable to reduced legal fees and reduced expense reimbursements paid to Prime.

Advisory fees of $2.9 million in the three months ended March 31, 2005, approximate the $2.9 million in 2004.

Net income fee to affiliate increased to $1.5 million in the three months ended March 31, 2005, from $79,000 in 2004. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

Minority interest of $921,000 in the three months ended March 31, 2005, approximated the $1.2 million in 2004.

In the three months ended March 31, 2005, ARI recognized gains on sale of real estate of $35.2 million: $10.9 million on the sale of two commercial properties, $56,000 on the sale of one apartment property, and $24.2 million on the sale of eleven land parcels.

Net income from discontinued operations decreased to $10.7 million in the three months ended March 31, 2005 from $13.5 million in 2004. The net income relates to 27 properties that ARI sold during 2003 and ten properties that ARI sold or held-for-sale during 2005. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2005	2004
Revenue
Rental	$3,059	$11,435
Property operations	2,199	6,448

	860	4,987

Expenses
Interest	1,079	4,519
Depreciation	49	1,735

	1,128	6,254

Net loss from operations	(268)	(1,267)
Gain on sale of real estate	10,987	13,934
Equity in gain on sale of real estate by equity investees	—	783

Net income from discontinued operations	$10,719	$13,450

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had no taxable income for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2005 and a federal taxable loss in the first three months of 2004; therefore, it recorded no provision for income taxes.

At March 31, 2005, ARI had a net deferred tax asset of $68.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

TCI had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2005 and the first three months of 2004; therefore, it recorded no provision for income taxes.

At March 31, 2005, TCI had a net deferred tax asset of $45.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2005, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$195,724	6.658%	$1,957

Total decrease in ARI’s annual net income			$1,957

Per share			$.19

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, ARI carried out an evaluation, under the supervision and with the participation of ARI’s management, including ARI’s Acting Principal Executive Officer and principal accounting officer, of the effectiveness of the design and operation of ARI’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures are effective in timely alerting him to material information relating to ARI (including its consolidated subsidiaries) required to be included in ARI’s periodic SEC filings.

(31)	There have been no significant changes in ARI’s internal controls or in other factors that could significantly affect ARI’s internal controls subsequent to the date ARI carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Innovo Realty, Inc. On August 10, 2004, three entities, including American Realty Investors, Inc. (the “Company”), instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Herbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management, Inc., Defendants. The Plaintiffs’ complaint alleges that a former director of the Company, and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which were affiliates of, or are controlled by, the former director of the Company. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management to another entity, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company will recognize expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005.

Sunset Management LLC. On October 5, 2004, Sunset Management LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of TCI in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc., Prime Income Asset Management, Inc., Prime Income Asset Management LLC, Income Opportunity Realty Investors, Inc., United Housing Foundation (“United”), Inc., Regis Realty, Inc., TCI, TCI’s current directors and officers and others. Sunset’s complaint filed as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al., raises a number of allegations previously raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants on November 8, 2004 filed a Motion to Dismiss pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exceptions for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. One of the individual Defendants also filed on January 4, 2005 a Motion to Disqualify Sunset’s Counsel. On January 4, 2005, the Defendants filed a Motion to Stay Discovery and for Protective Order, which Motion was granted on March 30, 2005 by the issuance of an Order of the Court granting the Motion for Protective Order and staying all discovery in the action pending further Order of the Court, if appropriate, following the Court’s ruling on the Defendants’ Motion to Dismiss. On March 28, 2005, Sunset also filed a Petition for Writ of Mandamus in the United States District Court for the Eastern District of Texas, Sherman Division, seeking a Writ of Mandamus to be issued by the Court directing the bankruptcy judge in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, in the case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11, and American Realty Trust, Inc., et al. v. Sunset Management LLC, Adversary Proceeding No. 03-4256, to rule on pending Motions for Summary Judgment within twenty days thereof. On April 11, 2005, the United States District Court for the Eastern District of Texas, Sherman Division, entered its Order denying Sunset’s Petition for Writ of Mandamus. On May 6, 2005, in the bankruptcy case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11 pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Sunset filed a Motion for Allowance of Claim, Determination of the Value of its Lien, Allowance of Deficiency as an Unsecured Claim and Abandonment of Cash Collateral to Sunset. Such Motion seeks an Order (i) estimating and determining the allowed amount of Sunset’s claim for purposes of distribution, (ii) determining the method of value in Sunset’s secured claim, (iii) determining the value of the lien held by Sunset, (iv) declaring that Sunset’s claim is secured in the amount determined, (v) allowing Sunset a deficiency claim for the unsecured portion of its claim, and (vi) ordering a distribution to Sunset of the proceeds received by the Debtor from a specified note.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases made by ARI of shares of ARI Common Stock on a monthly basis during the first quarter of 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 2005	—	$—	—	129,493
February 2005	—	—	—	129,493
March 2005	—	—	—	129,493

Total	—	$—	—

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit Number	Description
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 16, 2005	/s/ Ted P. Stokely
Ted P. Stokely
Chairman of the Board

/s/ Allen M. Wilson, Jr.
Allen M. Wilson, Jr.
Controller (Acting Principal Financial and Accounting Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended March 31, 2005

Exhibit Number	Description	Page Number
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.