Form 10-K/A
period 2004-12-31
AMERICAN REALTY INVESTORS INC
filed 2005-06-02
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15663

American Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2847135

(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1800 Valley View Lane, Suite 300, Dallas, Texas	75234

(Address of prinicpal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code	469-522-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:                None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]  No [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price on June 30, 2004, was approximately $19,911,105. At March 31, 2005, the issuer had outstanding approximately 10,149,000 shares of par value $0.01 Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

AMENDMENT NO. 3 TO
ANNUAL REPORT ON FORM 10-K FOR
AMERICAN REALTY INVESTORS, INC.

     The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing:

•	Cover Page — Amendment No. 2 contained incorrect outstanding share and market value held by non-affiliates information; the page has been corrected as noted on the Cover Page to this Amendment. The change has no effect upon any of the financial information contained in the financial statements which remain unchanged.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly-authorized.

     Date: June 2, 2005.

AMERICAN REALTY INVESTORS, INC.
By:	/s/ Allen Wilson Allen Wilson, Acting Principal Financial Officer
By:	/s/ Ted P. Stokely Ted P. Stokely, Chairman of the Board

1