Form 10-Q
period 2005-06-30
AMERICAN REALTY INVESTORS INC
filed 2005-08-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,149,000
(Class)	(Outstanding at August 12, 2005)*

*	Does not include 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

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

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(dollars in thousands, except per share)
Assets
Real estate held for investment	$901,640	$877,677
Less—accumulated depreciation	(162,793)	(157,138)

	738,847	720,539

Real estate held for sale, net of depreciation	159,144	192,533
Real estate subject to sales contract	69,544	70,350

Notes and interest receivable
Performing ($44,512 in 2005 and $43,605 in 2004 from affiliates)	71,610	67,894
Non-performing	1,017	6,632

	72,627	74,526
Less—allowance for estimated losses	(1,017)	(1,865)

	71,610	72,661

Restaurant equipment	13,668	13,747
Less—accumulated depreciation	(6,932)	(6,608)

	6,736	7,139

Marketable equity securities, at market value	7,607	6,670
Cash and cash equivalents	12,686	22,401
Investments in equity investees	9,212	8,212
Goodwill, net of accumulated amortization ($1,763 in 2005 and 2004)	11,858	11,858
Other intangibles, net of accumulated amortization ($571 in 2005 and $871 in 2004)	1,480	1,480
Other assets ($31,058 in 2005 and $27,704 in 2004 from affiliate)	90,766	77,000

	$1,179,490	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS - Continued

	June 30, 2005	December 31, 2004
	(dollars in thousands, except per share)
Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($38,721 in 2005 and $36,298 in 2004 to affiliates)	$721,190	$722,985
Liabilities related to assets held for sale	130,385	156,959
Liabilities subject to sales contract	59,679	59,977
Margin borrowings	22,630	18,663
Accounts payable and other liabilities ($1,841 in 2005 and $2,557 in 2004 to affiliates)	66,302	71,357

	1,000,186	1,029,941

Minority interest	57,996	57,893

Commitments and contingencies

Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 3,469,326 shares in 2005 and 3,469,350 shares in 2004 (liquidation preference $34,693), including 900,000 shares in 2005 and 2004 held by subsidiaries.	5,139	5,139
Series E, 50,000 shares in 2005 and 2004 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 shares in 2005 and 2004	114	114
Treasury stock, at cost, 1,243,272 shares in 2005 and 2004	(15,146)	(15,146)
Paid-in capital	91,788	91,789
Retained earnings	39,224	22,561
Accumulated other comprehensive income (loss)	89	(1,548)

	121,308	103,009

	$1,179,490	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share)
Property revenue:
Rents ($363 in six months of 2005 and $627 in six months of 2004 from affiliates)	$42,247	$38,960	$82,371	$77,339
Property operations expenses ($3,306 in six months of 2005 and $2,514 in six months of 2004 to affiliates)	29,516	30,823	57,842	57,872

Operating income	12,731	8,137	24,529	19,467

Land operations:
Sales	11,965	—	64,270	31,682
Cost of sales	7,052	—	35,179	22,190
Deferral of gains on current period sales	—	—	—	5,740

Gain on land sales	4,913	—	29,091	3,752

Restaurant operations:
Sales	9,413	8,823	18,033	16,992
Cost of sales	7,140	6,924	13,894	13,137

Gross margin	2,273	1,899	4,139	3,855

Income from operations	19,917	10,036	57,759	27,074

Other income:
Interest income ($1,685 in six months of 2005 and $1,047 in six months of 2004 from affiliates)	1,227	1,597	2,803	2,658
Equity in income (loss) of investees	152	(55)	212	(201)
Gain on foreign currency transaction	228	1,249	228	1,249
Dividends	234	—	234	—
Other	651	(835)	772	(208)

	2,492	1,956	4,249	3,498

Other expenses:
Interest ($1,107 in six months of 2005 and $1,335 in six months of 2004 to affiliates)	15,392	14,719	31,211	30,309
Depreciation and amortization	5,922	5,945	11,696	11,718
Discount on sale of notes receivable	—	—	—	398
General and administrative ($2,284 in six months of 2005 and $2,386 in six months of 2004 to affiliates)	4,915	4,227	7,666	8,861
Advisory fee to affiliate	2,732	2,377	5,639	5,228
Net income fee to affiliate	(663)	(79)	814	—
Incentive fee to affiliate	5	—	5	—
Minority interest	(174)	445	746	1,629

	28,129	27,634	57,777	58,143

Net income (loss) from continuing operations	(5,720)	(15,642)	4,231	(27,571)

Discontinued operations:
Loss from operations	(1,123)	(578)	(1,381)	(1,981)
Gain on sale of real estate	4,125	6,655	15,112	20,589
Equity in gain on sale of real estate by equity investees	—	113	—	896

Net income from discontinued operations	3,002	6,190	13,731	19,504

Net income (loss)	(2,718)	(9,452)	17,962	(8,067)
Preferred dividend requirement	(649)	(650)	(1,299)	(1,300)

Net income (loss) applicable to Common shares	$(3,367)	$(10,102)	$16,663	$(9,367)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share)
Basic earnings per share:
Net income (loss) from continuing operations	$(.63)	$(1.53)	$.29	$(2.72)
Discontinued operations	.30	.58	1.35	1.84

Net income (loss) applicable to Common shares	$(.33)	$(.95)	$1.64	$(.88)

Diluted earnings per share:
Net income (loss) from continuing operations	$(.63)	$(1.53)	$.32	$(2.72)
Discontinued operations	.30	.58	1.04	1.84

Net income (loss) applicable to Common shares	$(.33)	$(.95)	$1.36	$(.88)

Weighted average Common shares used in computing earnings per share:

Basic	10,149,000	10,608,932	10,149,000	10,626,799
Diluted	10,149,000	10,608,932	13,161,501	10,626,799

Convertible Preferred Stock (2,569,327 shares) and options to purchase 77,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three months ended June 30, 2005, because the effect of their inclusion would be antidilutive.

Convertible Preferred Stock (2,575,370 shares) and options to purchase 101,250 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	(dollars in thousands, except per share)

Balance, January 1, 2005	$5,139	$100	$114	$(15,146)	$91,789	$22,561	$(1,548)	$103,009

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	—	711	711
Unrealized gain on marketable securities	—	—	—	—	—	—	926	926
Net income	—	—	—	—	—	17,962	—	17,962

								19,599

Repurchase of Preferred Stock	—	—	—	—	(1)	—	—	(1)

Preferred dividends
Series A Preferred Stock ($.50 per share)	—	—	—	—	—	(1,284)	—	(1,284)
Series E Preferred Stock ($.30 per share)	—	—	—	—	—	(15)	—	(15)

Balance, June 30, 2005	$5,139	$100	$114	$(15,146)	$91,788	$39,224	$89	$121,308

The accompanying notes are an integral part of these Consolidated Financial Statements

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
Cash Flows From Operating Activities:
Net income	$17,962	$(8,067)
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of land and real estate	(44,203)	(25,237)
Depreciation and amortization	11,971	15,209
Amortization of deferred borrowing costs	3,787	3,683
Discount on sale of notes receivable	—	398
Equity in (income) loss of investees	(212)	201
Gain on foreign currency transaction	(228)	(1,249)
Decrease in accrued interest receivable	1,479	662
Decrease in other assets	932	15,396
Increase (decrease) in accrued interest payable	(2,303)	386
Decrease in accounts payable and other liabilities	(2,691)	(3,362)
Increase in minority interest	18	573

Net cash used in operating activities	(13,488)	(1,407)

Cash Flows From Investing Activities:
Collections on notes receivable	3,740	79
Proceeds from sale of notes receivable	27,242	6,227
Acquisition of real estate (including $498 in 2004 from affiliates and related parties)	(23,633)	(24,273)
Restaurant equipment purchased	(476)	(725)
Proceeds from sale of restaurant equipment	278	—
Proceeds from sale of real estate	70,686	84,733
Notes receivable funded	(2,048)	(90)
Earnest money/escrow deposits	(4,345)	(2,334)
Investment in real estate entities	(475)	(2,625)
Real estate improvements	(26,547)	(104,467)
Distribution from equity investees	313	47

Net cash provided by (used in) investing activities	44,735	(43,428)

Cash Flows From Financing Activities:
Proceeds from notes payable	61,596	198,198
Payments on notes payable	(79,363)	(161,234)
Deferred borrowing costs	(2,470)	(3,996)
Net advances from (payments to) affiliates	(24,288)	11,473
Repurchase of Preferred Stock	(1)	—
Repurchase of Common Stock	—	(335)
Margin borrowings (payments), net	3,962	(511)
Preferred dividends paid	(398)	(1,300)

Net cash (used in) provided by financing activities	(40,962)	42,295

Net increase (decrease) in cash and cash equivalents	(9,715)	(2,540)

Cash and cash equivalents, beginning of period	22,401	9,543

Cash and cash equivalents, end of period	$12,686	$7,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	For the Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32,350	$36,020

Schedule of non-cash investing and financing activities:
Notes payable assumed by buyer on sale of real estate	$6,991	$23,657
Notes receivable from sale of real estate	27,242	10,448
Acquisition of property in exchange for note receivable	5,497	—
Issuance of Preferred Stock	—	2,500
Note payable paid by affiliate	700	10,823
Refinancing proceeds received by affiliate	—	16,787
Acquisition of property to satisfy debt	—	2,585
Notes payable assumed on purchase of real estate	—	5,027
Purchase of subsidiary from affiliate	4,101	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2004 have been reclassified to conform to the 2005 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI.

Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

At December 31, 2004 and June 30, 2005, ARI subsidiaries owned 82.2% of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At June 30, 2005, ARI and TCI have the same advisor and Board of Directors.

At December 31, 2004 and June 30, 2005, ARI subsidiaries owned 20.4% of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9% of IORI shares. One director of ARI (Ted Stokley) also serves as a director of IORI.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) applicable to common shares, as reported	$(3,367)	$(10,102)	$16,663	$(9,367)

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	26	22

Pro forma net income (loss) applicable to common shares	$(3,367)	$(10,102)	$16,637	$(9,389)

Earnings per share:
Basic, as reported	$(.33)	$(.95)	$1.64	$(.88)
Basic, pro forma	$(.33)	$(.95)	$1.64	$(.88)

Diluted, as reported	$(.33)	$(.95)	$1.36	$(.88)
Diluted, pro forma	$(.33)	$(.95)	$1.36	$(.88)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. REAL ESTATE

In 2005, ARI purchased the following properties:

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Katrina(1)	Palm Desert, CA	23.0 Acres	$4,184	$—	$—	—		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—	—		—
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500	7.00%		07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—	—		—
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—	—		—

Second Quarter
Apartments
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—	5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817	5.65		09/46

Land
Alliance Airport (formerly Centurion)	Tarrant County, TX	12.7 Acres	850	892	—	—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—	—		—
Mason Goodrich(1)	Houston, TX	13.0 Acres	1,360	—	—	—		—
Southwood(5)	Tallahassee, FL	12.9 Acres	525	555	—	—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—	—		—

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq.Ft.	10,000	4,715	6,500	7.50	(3)	05/06

Third Quarter
Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464	1,774	5.50		01/47

Land
Luna	Farmers Branch, TX	2.6 Acres	250	257	—	—		—
Senlac	Farmers Branch, TX	11.9 Acres	625	643	—	—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702	3,828	6.08		01/07

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View land parcels.
(3)	Variable rate.
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased at 50% interest in this land tract.
(6)	Purchased at 37.5% interest in this land tract.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2004, ARI purchased the following properties:

Property	Location	Units /Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45

Land
Lubbock land	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad land	Dallas, TX	.3 Acres	708	704	—		—		—

Second Quarter
Apartments
Treehouse(3)	Irving, TX	160 Units	8,017	(498)	5,027	(4)	5.00		08/13
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

Land
Cooks Lane(1)	Ft. Worth, TX	23.2 Acres	1,000	1,034	—		—		—
Rogers(1)	Rogers, AR	20.1 Acres	1,390	619	1,130		10.50		04/05

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498 in cash received.
(4)	Assumed debt of seller.

In 2005, ARI sold the following properties:

Property	Location	Units/Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain on Sale
First Quarter
Apartments
Longwood	Long Beach, MS	200 Units	$6,456	$9	$6,253	(1)	$56

Land
Granbury Station	Ft. Worth, TX	15.7 Acres	1,003	265	738	(1)	10
Katrina	Palm Desert, CA	9.9 Acres	2,616	574	—		1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591	—		1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—		619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340	—		818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455	—		1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)	5,100		9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—		2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601		5,630
Nashville	Nashville, TN	1.2 Acres	304	236	—		226
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914		440

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Location	Units/Acres/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Office Buildings
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792	$10,603

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—	329

Second Quarter
Land
Lemmon Carlisle/Alamo Springs	Dallas, TX	2.8 Acres	7,674	5,627	1,744	2,729
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)	4,096	2,185

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 sq. ft.	12,000	4,366	6,506	2,781
Bay Plaza	Tampa, FL	75,780 sq. ft.	4,681	3,253	951	1,212
Bay Plaza II	Tampa, FL	78,882 sq. ft.	4,719	1,114	3,271	132

Third Quarter
Apartments
Waters Edge III & IV	Gulfport, MS	318 Units	16,350	6,201	7,207	7,420

Land
Mason Goodrich	Houston, TX	16.0 Acres	2,091	935	—	802

(1)	Debt assumed by purchaser.

In 2004, ARI sold the following properties:

Property	Location	Units/Acres/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618	$6,189	(1)	$48

Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	1,148	(1)	1,157	(3)

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		7,915	(2)
Marine Creek	Ft. Worth, TX	10.7 Acres	1,488	1,198	991		581	(7)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248	200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—

Office Buildings
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—	—		(92)
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	2,650	216	2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,407	22,800		6,807

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Location	Units/Acres/Sq. Ft.	Sales Price	Net Cash Received		Debt Discharged		Gain on Sale
Shopping Centers
K-Mart	Cary, NC	92,033 Sq. Ft.	$3,200	$—		$1,677	(1)	$521	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808		5,358		3,682

Second Quarter
Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	13,442	10		10,323	(1)	2,542
Park Avenue	Tallahassee, FL	121 Units	6,225	876		4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(4)	5,531		1,688

Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472		2,009		337
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842		3,772		708

(1)	Debt assumed by purchaser.
(2)	Includes deferred gain of $5,159, which was recognized in the third and fourth quarters of 2004, upon collection of seller financing.
(3)	Sold to Basic Capital Management, Inc. (“BCM”), a related party, for assumption of debt and a note receivable. Gain deferred until sale to unrelated party. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(4)	Includes a $1,971 deposit received in February 2004.
(5)	Sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. Gain deferred until sale to unrelated party.
(6)	Returned to lender.
(7)	Sold to UHF, a related party. Gain deferred until sale to unrelated party.

At June 30, 2005, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Kingsland Ranch	Houston, TX	398 Units	$24,539	$1,115	$23,000
Laguna Vista	Farmers Branch, TX	206 Units	4,799	16,306	17,741
Mission Oaks	San Antonio, TX	228 Units	611	16,858	15,636
Parc at Maumelle	Maumelle, AR	240 Units	4,615	14,084	16,829
Parc at Metro Center	Nashville, TN	144 Units	1,935	10,680	11,141
Stonebridge at City Park (formerly 288 City Park)	Houston, TX	240 Units	15,631	1,056	15,005
Vistas of Vance Jackson	San Antonio, TX	240 Units	17,022	1,079	16,056

For the six months ended June 30, 2005, ARI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas and the 220 unit Wildflower Villas in Temple, Texas.

NOTE 3. NOTES AND INTEREST RECEIVABLE

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments, and originally matured in January 2003. ARI funded a total of $4.3 million. On January 22, 2003, ARI agreed to extend the maturity date until May 1, 2003. The collateral used to secure ARI’s second lien was seized by the first lien holder. On March 11, 2004, ARI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, ARI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and all principal and interest is due November 2005. ARI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. ARI reduced accrued interest and principal by $1.5

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million from the receipt of notes receivable assigned to ARI by borrower and by $605,000 from cash received. ARI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004.

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

In February 2005, ARI sold a 13.6 acre tract of its Katrina land parcel for $3.7 million, receiving $591,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.8 million, receiving $2.8 million in cash after payment of closing costs.

In February 2005, ARI sold a 6.5 acre tract of its Katrina land parcel for $1.7 million, receiving $340,000 after payment of closing costs and providing purchase money financing of $1.3 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.3 million, receiving $1.3 million in cash after payment of closing costs.

In February 2005, ARI sold a 7.4 acre tract of its Katrina land parcel for $2.0 million, receiving $455,000 after payment of closing costs and providing purchase money financing of $1.5 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.5 million, receiving $1.5 million in cash after payment of closing costs.

In February 2005, ARI sold an 81.2 acre tract of its Katrina land parcel for $19.9 million, paying $814,000 after payment of debt and closing costs and providing purchase money financing of $14.9 million. The loan bore interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $14.9 million, receiving $14.9 million in cash after payment of closing costs.

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

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to land lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10.0%, requires semi-annual payments, and matures in March 2008. As of June 30, 2005, ARI had advanced $656,000 to the borrower. ARI also guaranteed, with full recourse to ARI, an $18 million loan for the borrower, which loan is secured by a first lien on the undeveloped land. In June 2005, ARI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrowers. These secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Extension discussions are currently in progress.

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. ARI has certain obligations to fund the partnership for certain rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through June 30, 2005, ARI has funded $1.2 million of these obligations and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bears interest at 7.0% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note is unsecured, bears interest at 8.5% per annum, requires monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In April 2005, both loans were extended to October 2005 with the payment of a 2.0% extension fee.

In November 2003, ARI purchased a note receivable from an unrelated party for $1.4 million, including accrued and unpaid interest. The note was secured by a first lien Deed of Trust on 13.0 acres of undeveloped land in Harris County, Texas, bore interest at the default rate of 18.0%, and matured in May 2003. In May 2005, ARI obtained title to the property via a Deed in Lieu of Foreclosure. See NOTE 2. “REAL ESTATE.”

In August 2005, ARI sold a 16.0 acre tract of its Mason Goodrich land parcel for $2.1 million, receiving $935,000 after payment of closing costs and providing purchase money financing of $1.0 million. The secured note bears interest at 8.0%, requires monthly interest payments, and matures in November 2005. All principal and accrued but unpaid interest is due at maturity.

In March 2002, ARI sold the 174,513 sq. ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matures in March 2007. As of June 2005, ARI has funded $896,000 of the additional line of credit.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments, and matured in June 2005. This loan was extended to June 2006. As of June 2005, ARI has funded the entire $300,000.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. In March 2000, the borrower made a $1.1 million payment. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In August 2005, a settlement agreement was reached. The note will be replaced with a new promissory note, also non-interest bearing, which is secured by a $1.5 million Agreed Judgment. The note calls for 36 monthly payments beginning in January 2006, with a balloon payment of $460,000 due in January 2009. ARI will continue to classify this note as non-performing.

Related Parties. In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2.0%, currently 8.5%, and matured in April 2005. In April 2005, the note was extended to April 2008.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2.0%, currently 8.5%, and matured in April 2005. In April 2005, the note was extended to April 2008.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

ARI’s investment in real estate entities at June 30, 2005, was as follows:

Investee	Percentage of ARI’s Ownership at June 30, 2005	Carrying Value of Investment at June 30, 2005	Market Value of Investment at June 30, 2005
IORI	20.4%	$5,978	$10,372
Garden Centura, L.P.	5.0%	$1,925	$—
Other		1,309

		$9,212

Set forth below are summarized results of operations of IORI for the six months ended June 30, 2005:

2005
Revenues	$5,100
Equity in loss of partnership	(28)
Property operating expenses	(2,178)
Depreciation	(350)
Interest	(1,691)

Income before gain on sale of real estate	853
Gain on sale of real estate	—

Net income	$853

ARI’s share of equity investees’ income before gains on the sale of discontinued operations was $212,000 for the six months ended June 30, 2005. ARI did not recognize any gain on equity investees’ sale of real estate for the six months ended June 30, 2005.

ARI’s cash flow from IORI is dependent on the ability of IORI to make distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. Trading and available-for-sale portfolio securities are carried at market value. In the first six months of 2005, ARI did not purchase or sell any marketable securities. At June 30, 2005, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $10,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations. Also at June 30, 2005, ARI recorded an unrealized increase in the market value of its available-for-sale portfolio securities of $926,000. Unrealized gains and losses on available-for-sale portfolio securities are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

NOTE 6. NOTES PAYABLE

In February 2004, ARI obtained a line of credit facility with a financial institution. The maximum credit available is $10.0 million. The line of credit is secured by land properties in Dallas County and Austin, Texas. Advances made to ARI under this facility bear interest at 7.0% per annum, require monthly interest payments, and mature in February 2007. At June 30, 2005, $56,000 has been advanced to ARI, and letters of credit totaling $8.0 million have been issued under this facility. The available credit is $2.0 million.

In February 2005, ARI received a loan in the amount of $5.0 million. The note bears interest at 8.0% per annum, requires semi-annual interest payments and matures in July 2006. The loan is collateralized by certain partnership interests that hold apartments owned by ARI. Any time prior to maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In July 2005, ARI secured a revolving line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0%, currently 7.5%, requires interest only payments, and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. At June 30, 2005, $4.2 million has been advanced to ARI. The current amount available for use under the line of credit is $5.8 million.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2005, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq.Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Land
Nashville	Nashville, TN	109.6 Acres	$7,000	$—	$6,341	7.50%		2/07

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

Third Quarter
Land
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	01/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	01/07
Elm Fork	Denton County, TX	105.4 Acres	7,740	—	7,540	7.00	(1)	07/06
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	01/07

(1)	Variable rate.
(2)	Drawn on the $10.0 million line of credit for land acquisitions and financing.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq.Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)		Interest Rate		Maturity Date
First Quarter
Hotels
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500	$12,332	$(13,689	)(2)	7.00	%(1)	03/05

Land
Centura	Farmers Branch, TX	8.8 Acres	4,485	4,000	(183)		7.00	(1)	02/05
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985	6,222	(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500	—	(75	)(3)	6.00		02/07
Marine Creek	Ft. Worth, TX	54.0 Acres	1,286	991	192		5.75		06/05

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000	36,889	(4,588)		5.50	(1)	04/06

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176	2,663	323		5.15		06/37
Treehouse	Irving, TX	160 Units	5,780	5,027	138		5.06		07/34

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Location	Sq.Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received/ (Paid)	Interest Rate		Maturity Date
Land
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	$1,965	$1,800	$78	4.03	%(1)	07/07
Marine Creek	Fort Worth, TX	28.4 Acres	1,785	0	1,746	4.03	(1)	07/07
Mason/Goodrich	Houston, TX	39.4 Acres	2,133	714	1,345	6.00	(1)	08/05

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250	8,000	7,829	4.03	(1)	07/07
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500	7,500	(164)	3.60	(1)	05/06

(1)	Variable interest rate
(2)	Cash of $10,961 was received by an affiliate, increasing ARI’s affiliate receivable.
(3)	Cash of $7,400 was received by an affiliate, increasing ARI’s affiliate receivable.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 8.5% to 24.0%. Margin borrowings totaled $22.6 million at June 30, 2005.

Sunset Management LLC. On October 5, 2004, Sunset Management LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. (“TCI”) in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc., Prime Income Asset Management, Inc., Prime Income Asset Management LLC, Income Opportunity Realty Investors, Inc., Unified Housing Foundation (“Unified”), Inc., Regis Realty, Inc., TCI, TCI’s current directors and officers and others. Sunset’s complaint filed as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al., raises a number of allegations previously raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants on November 8, 2004 filed a Motion to Dismiss pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exceptions for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. One of the individual Defendants also filed on January 4, 2005 a Motion to Disqualify Sunset’s Counsel. On January 4, 2005, the Defendants filed a Motion to Stay Discovery and for Protective Order, which Motion was granted on March 30, 2005 by the issuance of an Order of the Court granting the Motion for Protective Order and staying all discovery in the action pending further Order of the Court, if appropriate, following the Court’s ruling on the Defendants’ Motion to Dismiss. On March 28, 2005, Sunset also filed a Petition for Writ of Mandamus in the United States District Court for the Eastern District of Texas, Sherman Division, seeking a Writ of Mandamus to be issued by the Court directing the bankruptcy judge in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, in the case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11, and American Realty Trust, Inc., et al. v. Sunset Management LLC, Adversary Proceeding No. 03-4256, to rule on pending Motions for Summary Judgment within twenty days thereof. On April 11, 2005, the United States District Court for the Eastern District of Texas, Sherman Division, entered its Order denying Sunset’s Petition for Writ of Mandamus. On May 6, 2005, in the bankruptcy case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11 pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Sunset filed a Motion for Allowance of Claim, Determination of the Value of its Lien, Allowance of Deficiency as an Unsecured Claim and Abandonment of Cash Collateral to Sunset. Such Motion seeks an Order (i) estimating and determining the allowed amount of Sunset’s claim for purposes of distribution, (ii) determining the method of value in Sunset’s secured claim, (iii) determining the value of the lien held by Sunset, (iv) declaring that Sunset’s claim is secured in the amount determined, (v) allowing Sunset a deficiency claim for the unsecured portion of its claim, and (vi) ordering a distribution to Sunset of the proceeds received by the Debtor from a specified note.

At March 31, 2005, ARI’s margin borrowings include $5.0 million payable to Sunset. Interest is accrued at the stated rates of 20.0% and 24.0%. The loan matured in September 2002.

Other Security Loans. In September 2003, ARI obtained a security loan in the amount of $12.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 15.5%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

In September 2003, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 15.5%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 250,000 shares of IORI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2005, ARI obtained a security loan in the amount of $4.0 million from a financial institution. The loan bears interest at 2.0% over the prime rate, currently 8.5%, requires monthly payments of interest only, and matures in May 2006. The loan is secured by ARI’s equity holding in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

NOTE 8. RELATED PARTY TRANSACTIONS

In January 2005, an affiliate made a $700,000 note payment on ARI’s behalf, reducing ARI’s affiliate receivable.

In April 2005, ARI purchased from IORI an additional 9.14% interest in a jointly-owned entity for $475,000, to increase ARI’s ownership interest to a level sufficient to allow consolidation by ARI for federal income tax purposes. The consideration paid was based upon the total amount paid by ARI and IORI to acquire the entity initially, with no discount or premium.

In June 2005, ARI purchased a subsidiary of a related party for $4.1 million, reducing ARI’s affiliate receivable.

In August 2005, ARI paid $4.1 million on behalf of a related party, increasing ARI’s affiliate receivable.

In February 2004, ARI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as an ARI refinancing transaction in February 2004. ARI received $1.2 million in cash from the related party in February 2004 as payment on the land. ARI retained a note receivable with a balance of $270,000 that bore interest at 12.0% and matured in April 2009. In August 2005, the note was paid in full, including accrued interest. ARI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of June 30, 2005.

	PRIME	IORI
Balance, December 31, 2004	$13,579	$(260)
Cash transfers to affiliates	81,647	260
Cash transfers from affiliates	(58,463)	—
Payments by affiliates on ARI’s behalf	(700)	—
Repayments through property transfers	(4,363)	—
Payables clearing through Prime	(1,855)	—

Balance, June 30, 2005	$29,845	$—

At June 30, 2005, ARI’s other assets includes $1.2 million due from an affiliate for rent. Also at June 30, 2005, ARI owed $1.0 million to Regis Property Management for management fees and sales commissions, and $819,000 to Prime for advisory fees and reimbursable costs.

In April 2002, ARI, TCI, and IORI sold 28 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continued to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships stated that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners had priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, a cessation of any preferential return, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime and a motion to dismiss the action as a part of the resolution. Of the prepayment, ARI recognized expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Items of income that are not reflected in the segments are equity in income (loss) of investees, gain on foreign currency transaction, dividends, equity in gain on sale of real estate by equity investees, and other income which totaled $1.3 million and $1.4 million for the three and six months ended June 30, 2005 and $472,000 and $1.7 million for 2004. Expenses that are not reflected in the segments are discount on sale of notes receivable, general and administrative expenses, advisory fees, net income fees, incentive fees, minority interest, and loss from discontinued operations which totaled $7.9 million and $16.3 million for the three and six months ended June 30, 2005 and $7.5 million and $18.1 million for 2004. Excluded from operating segment assets are assets of $120.2 million in 2005 and $78.6 million in 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three and six months ended June 30, 2005 and 2004, and segment assets at June 30, 2005 and 2004.

Three Months Ended June 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$10,115	$21,011	$10,941	$157	$9,413	$23	$51,660
Interest income	—	—	—	—	—	1,227	1,227
Operating expenses	7,462	13,400	7,271	1,355	7,140	28	36,656

Operating income (loss)	$2,653	$7,611	$3,670	$(1,198)	$2,273	$1,222	$16,231

Depreciation	$2,622	$2,294	$693	$—	$317	$(4)	$5,922
Interest	2,926	7,801	1,187	2,094	342	1,042	15,392
Capital expenditures	695	8,011	142	1,356	411	—	10,615
Assets	167,669	502,063	81,905	215,898	20,135	71,610	1,059,280

Property Sales:
Sales price	$21,401	$—	$—	$11,965	$—	$—	$33,366
Cost of sale	17,276	—	—	7,052	—	—	24,328

Gain on sale	$4,125	$—	$—	$4,913	$—	$—	$9,038

Three Months Ended June 30, 2004	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$10,861	$17,063	$10,837	$191	$8,823	$8	$47,783
Interest income	—	—	—	—	—	1,597	1,597
Operating expenses	9,988	11,119	7,355	1,797	6,924	564	37,747

Operating income (loss)	$873	$5,944	$3,482	$(1,606)	$1,899	$1,041	$11,633

Depreciation	$2,764	$1,780	$1,052	$—	$337	$12	$5,945
Interest	3,197	5,541	1,175	3,219	375	1,212	14,719
Capital expenditures	662	45,846	117	2,007	258	—	48,890
Assets	275,607	470,042	87,066	222,288	20,826	76,174	1,152,003

Property Sales:
Sales price	$10,675	$33,317	$—	$—	$—	$—	$43,992
Cost of sale	9,630	24,670	—	—	—	—	34,300
Deferred current gain	—	3,037	—	—	—	—	3,037

Gain on sale	$1,045	$5,610	$—	$—	$—	$—	$6,655

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$22,529	$40,913	$18,540	$355	$18,033	$34	$100,404
Interest income	—	—	—	—	—	2,803	2,803
Operating expenses	14,518	25,994	14,063	3,254	13,894	13	71,736

Operating income (loss)	$8,011	$14,919	$4,477	$(2,899)	$4,139	$2,824	$31,471

Depreciation	$5,219	$4,466	$1,389	$—	$620	$2	$11,696
Interest	5,714	14,680	2,808	5,181	690	2,138	31,211
Capital expenditures	2,911	21,832	265	1,539	476	—	27,023
Assets	167,669	502,063	81,905	215,898	20,135	71,610	1,059,280

Property Sales:
Sales price	$36,677	$6,207	$—	$64,270	$—	$—	$107,154
Cost of sale	21,621	6,151	—	35,179	—	—	62,951

Gain on sale	$15,056	$56	$—	$29,091	$—	$—	$44,203

Six Months Ended June 30, 2004	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$23,896	$33,885	$18,840	$348	$16,992	$370	$94,331
Interest income	—	—	—	—	—	2,658	2,658
Operating expenses	17,879	22,114	14,734	2,801	13,137	344	71,009

Operating income (loss)	$6,017	$11,771	$4,106	$(2,453)	$3,855	$2,684	$25,980

Depreciation	$5,467	$3,566	$1,980	$—	$664	$41	$11,718
Interest	6,561	11,434	2,761	6,214	761	2,578	30,309
Capital expenditures	2,555	99,349	378	2,185	725	—	105,192
Assets	275,607	470,042	87,066	222,288	20,826	76,174	1,152,003

Property Sales:
Sales price	$58,125	$43,642	$—	$31,682	$—	$—	$133,449
Cost of sale	41,516	34,947	—	22,190	—	—	98,653
Deferred current gain	1,678	3,037	—	5,740	—	—	10,455

Gain on sale	$14,931	$5,658	$—	$3,752	$—	$—	$24,341

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2005 and 2004, income from discontinued operations relates to 27 properties ARI sold during 2004 and 17 properties ARI sold or held-for-sale in 2005. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Rental	$3,685	$10,300	$7,577	$23,067
Property operations	2,749	5,984	5,428	13,156

	936	4,316	2,149	9,911

Expenses:
Interest	1,870	3,325	3,255	8,402
Depreciation	189	1,569	275	3,490

	2,059	4,894	3,530	11,892

Loss from discontinued operations	(1,123)	(578)	(1,381)	(1,981)

Gain on sale of real estate	4,125	6,655	15,112	20,589
Equity in gain on sale of real estate by equity investees	—	113	—	896

Net income from discontinued operations	$3,002	$6,190	$13,731	$19,504

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. ARI is the limited partner in 12 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of June 30, 2005 is approximately $2.4 million. ARI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through June 30, 2006 for certain partnership obligations.

Liquidity. Management expects that excess cash generated from operations during the remainder of 2005 will not be sufficient to discharge all of ARI’s debt obligations as they mature. Therefore, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

Commitments. During 2002, Milano Restaurants International, Inc. (“MRI”), then a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt, and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $872,000 at June 30, 2005.

In June 2005, ARI deposited $1.8 million with a seller for the purchase of partnership and member interests in up to 14 separate apartments and apartment developments located in the Southeast United States. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. ARI total cash investments can be up to $3.6 million if all interests are purchased.

In June 2005, ARI guaranteed a loan of $1.6 million for a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations, or liquidity.

NOTE 12. SUBSEQUENT EVENTS

Events occurring after the date of these financial statements are included within each note, as appropriate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q and ARI’s 2004 Form 10-K, referred to herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements concern the intent, belief, or expectations of ARI’s officers with respect to ARI’s ability to lease its properties, tenants’ ability to pay rents, purchase of additional properties, ability to pay interest and debt principal and make distributions, policies and plans regarding investments and financings, and other matters. Also, words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or similar expressions identify forward-looking statements. Actual results may differ materially from those contained in or implied by the forward-looking statements as a result of various factors. Such factors include, without limitation, the impact of changes in the economy and the capital markets on ARI and its tenants, competition within the real estate industry or those industries in which its tenants operate, and changes in federal, state, and local legislation. For example: some of ARI’s tenants may not renew expiring leases and ARI may be unable to locate new tenants to maintain the historical occupancy rates of the properties, rents which ARI can achieve at its properties may decline, tenants may experience losses and become unable to pay rents, and ARI may be unable to identify or to negotiate acceptable purchase prices for new properties. These results could occur due to many different circumstances, some of which, such as changes in ARI’s tenants’ financial conditions or needs for leased space, or changes in the capital markets or the economy, generally, are beyond ARI’s control. Forward-looking statements are only expressions of ARI’s present expectations and intentions. Forward-looking statements are not guaranteed to occur, and they may not occur. You should not place undue reliance upon forward-looking statements.

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

At December 31, 2004 and June 30, 2005, ARI subsidiaries owned 82.2% of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At June 30, 2005, ARI and TCI have the same advisor and Board of Directors.

At December 31, 2004 and June 30, 2005, ARI subsidiaries owned 20.4% of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9% of IORI shares. One director of ARI (Ted Stokley) also serves as a director of IORI.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of ARI’s financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. ARI’s critical accounting policies relate to the evaluation of impairment of long-lived assets and the evaluation of the collectibility of accounts and notes receivable.

If events or changes in circumstances indicate that the carrying value of a rental property to be held and used or land held for development may be impaired, management performs a recoverability analysis based on estimated undiscounted cash flows to be generated from the property in the future. If the analysis indicates that the carrying value is not recoverable from future cash flows, the property is written down to estimated fair value and an impairment loss is recognized. If management decides to sell rental properties or land held for development, management evaluates the recoverability of the carrying amounts of the assets. If the evaluation indicates that the carrying value is not recoverable from estimated net sales proceeds, the property is written down to estimated fair value less costs to sell and an impairment loss is recognized within income from continuing operations. ARI’s estimates of cash flow and fair values of the properties are based on current market conditions and consider matters such as rental rates and occupancies for comparable properties, recent sales data for comparable properties, and, where applicable, contracts or the results of negotiations with purchasers or prospective purchasers. ARI’s estimates are subject to revision as market conditions and ARI’s assessments of them change.

ARI’s allowance for doubtful accounts receivable and notes receivable is established based on analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past due accounts. Management considers such information as the nature and age of the receivable, the payment history of the tenant or other debtor, the financial condition of the tenant or other debtor, and ARI’s assessment of its ability to meet its lease or interest obligations. ARI’s estimate of the required allowance, which is reviewed on a quarterly basis, is subject to revision as these factors change and is sensitive to the effects of economic and market conditions.

ARI’s management periodically discusses criteria for estimates and disclosures of its estimates with the Audit Committee of its Board of Directors.

Liquidity and Capital Resources

ARI reported net income of $18.0 million for the six months ended June 30, 2005, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $12.0 million, amortization of deferred borrowing cost of $3.8 million, gain on sale of real estate of $44.2 million, equity in income of equity investees of $212,000, and gain on foreign currency transaction of $228,000. Net cash used in operating activities amounted to $13.5 million for the six months ended June 30, 2005, interest receivable decreased by $1.5 million primarily due to payments received, other assets decreased by $932,000 primarily due to a reduction in escrows, interest payable decreased by $2.3 million due to a decreased balance of notes payable, and other liabilities decreased by $2.7 million primarily due to a decrease in accrued expenses.

Net cash provided by investing activities of $44.7 million was primarily due to real estate improvements of $26.5 million, acquisitions of real estate of $23.6 million, earnest money deposits of $4.3 million, funding of notes receivable of $2.0 million, investment in real estate entities of $475,000, and purchases of restaurant equipment of $476,000. These outflows for investing activities were offset by the collection of $3.7 million on notes receivable, $70.7 million from the sale of real estate, $27.2 million from the sale of notes receivable, $278,000 from the sale of restaurant equipment, and $313,000 distributed from equity investees.

Net cash used in financing activities of $41.0 million was comprised of proceeds received from the funding or refinancing of notes payable of $61.6 million and net borrowings on stock loans of $4.0 million, offset by cash payments of $79.4 million to paydown existing notes payable, $2.5 million for financing costs, payments to affiliates of $24.3 million, and $398,000 in dividends on Preferred Stock.

In the first six months of 2005, ARI purchased two apartment developments, one office building, and ten parcels of unimproved land for a total of $28.1 million. ARI paid $12.8 million in cash, including various closing costs, and incurred $10.8 million in debt. ARI also expended $21.8 million on property construction, of which $20.8 million was funded by debt. For the remainder of 2005 and the first half of 2006, ARI expects to spend an additional $61.2 million on property construction projects, of which $57.9 million will be funded by debt.

In the first six months of 2005, ARI sold one apartment property, 14 land parcels, one industrial warehouse, and four office building for a total of $107.4 million, receiving $28.7 million in cash, and discharging debt of $44.0 million after the payment of various closing costs and providing seller financing of $27.2 million.

In the first six months of 2005, ARI financed or refinanced one land parcel, two shopping centers, 3 apartments, and one hotel for a total of $25.6 million, discharging $12.5 million in debt and receiving $11.4 million in cash.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio, and bear interest rates ranging from 8.5% to 24.0%. Margin borrowing totaled $22.6 million at June 30, 2005.

Management expects that it will be necessary for ARI to sell $28.4 million, $52.0 million, and $16.0 million of its land holdings during the remainder of 2005, 2006, and 2007, respectively, to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it is not able to extend such debt, ARI intends to sell other of its assets, specifically income producing properties, to pay the debt.

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

In April 2005, ARI purchased from IORI an additional 9.14% interest in a jointly-owned entity for $475,000, to increase ARI’s ownership interest to a level sufficient to allow consolidation by ARI for federal income tax purposes. The consideration paid was based upon the total amount paid by ARI and IORI to acquire the entity initially, with no discount or premium.

In June 2005, ARI purchased a subsidiary of a related party for $4.1 million, reducing ARI’s affiliate receivable.

In August 2005, ARI paid $4.1 million on behalf of a related party, increasing ARI’s affiliate receivable.

In February 2004, ARI recorded the dale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as an ARI refinancing transaction in February 2004. ARI received $1.2 million in cash from the related party in February 2004 as payment on the land. ARI retained a note receivable with a balance of $270,000 that bore interest at 12.0% and matured in April 2009. In August 2005, the note was paid in full, including accrued interest. ARI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

Commitments and Contingencies

In June 2005, ARI deposited $1.8 million with a seller for the purchase of partnership and member interests in up to 14 separate apartments and apartment developments located in the Southeast United States. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. ARI total cash investments can be up to $3.6 million if all interests are purchased.

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the six months ended June 30, 2005, ARI reported net income of $18.0 million compared to a net loss of $8.1 million for the six months ended June 30, 2004. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

Rents (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commercial	$10,115	$10,861	$22,529	$23,896
Apartments	21,011	17,063	40,913	33,885
Hotels	10,941	10,837	18,540	18,840
Land	157	191	355	348
Other	23	8	34	370

	$42,247	$38,960	$82,371	$77,339

The decrease in commercial rents was primarily attributable to reduced occupancy. The increase in apartment rents was primarily attributable to completed construction. Rents are expected to increase in 2005, as a result of completed apartment construction.

Property Operations Expenses (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commercial	$7,462	$9,988	$14,518	$17,879
Apartments	13,400	11,119	25,994	22,114
Hotels	7,271	7,355	14,063	14,734
Land	1,355	1,797	3,254	2,801
Other	28	564	13	344

	$29,516	$30,823	$57,842	$57,872

The decrease in commercial operations expense was primarily attributable to lower occupancy and decreased management fees. The increase in apartment operations expense was primarily attributable to completed apartment construction. Property operations expenses are expected to increase in 2005, as a result of completed apartment construction.

Restaurant sales and cost of sales increased to $9.4 million and $7.1 million, respectively, in the three months ended June 30, 2005 and $18.0 million and $13.9 million in the six months ended June 30, 2005 from $8.8 million and $6.9 million, respectively, in the three months ended June 30, 2004 and $17.0 million and $13.1 million in the six months ended June 30, 2004. The increase was primarily attributable to a 2.1% increase in same store sales. Also, two new concepts were not open during the 2004 period.

Interest income from notes receivable of $1.2 million and $2.8 million in the three and six months ended June 30, 2005 approximated the $1.6 million and $2.7 million in 2004.

Equity in income (loss) of investees improved to $152,000 and $212,000 in the three and six months ended June 30, 2005, from $(55,000) and $(201,000) in 2004. IORI recognized income from continuing operations for the six months ended June 30, 2005, compared to losses from continuing operations in 2004.

Gain on foreign currency transaction was $228,000 in the three and six months ended June 30, 2005, compared to $1.2 million in 2004, due to continued strengthening of the Polish zloty against the euro for Hotel Akademia during 2005. Hotel Akademia’s long-term debt is denominated in euros, and the impact of the translation of euros into zlotys prior to translation into US dollars is recorded as a gain or loss in the Consolidated Statements of Operations.

Interest Expense (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commercial	$2,926	$3,197	$5,714	$6,561
Apartments	7,801	5,541	14,680	11,434
Hotels	1,187	1,175	2,808	2,761
Land	2,094	3,219	5,181	6,214
Restaurants	342	375	690	761
Other	1,042	1,212	2,138	2,578

	$15,392	$14,719	$31,211	$30,309

The decrease in commercial interest expense was primarily attributed to reduced mortgage interest rates. The increase in apartment interest expense was primarily attributable to completed apartment construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable on land mortgages.

Depreciation and Amortization (dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commercial	$2,622	$2,764	$5,219	$5,467
Apartments	2,294	1,780	4,466	3,566
Hotels	693	1,052	1,389	1,980
Restaurants	317	337	620	664
Other	(4)	12	2	41

	$5,922	$5,945	$11,696	$11,718

The increase in apartment depreciation expense is primarily attributable to completed construction.

Discount on sale of notes receivable was $398,000 in the six months ended June 30, 2004. This represents the discount from the face amount given by ARI to purchasers of notes receivable.

General and administrative expenses increased to $4.9 million and decreased to $7.7 million in the three and six months ended June 30, 2005, from $4.2 million and $8.9 million in 2004. The changes were primarily attributable to increased legal fees in 2005 and the timing of state tax accruals in 2004.

Advisory fees of $2.7 million and $5.6 million in the three and six months ended June 30, 2005, approximated the $2.4 million and $5.2 million in 2004.

Net income fee to affiliate was $(663,000) and $814,000 in the three and six months ended June 30, 2005, compared to $(79,000) in the three months ended June 30, 2004. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

Minority interest decreased to $(174,000) and $746,000 in the three and six months ended June 30, 2005, from $445,000 and $1.6 million in 2004. The changes are primarily attributable to reduced net income of non-wholly-owned consolidated entities.

Net income from discontinued operations decreased to $3.0 million and $13.7 million in the three and six months ended June 30, 2005 from $6.2 million and $19.5 million in 2004. The net income relates to 27 properties that ARI sold during 2004 and 11 properties that ARI sold or held-for-sale in 2005. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2005	2004	2005	2004
Revenue:
Rental	$3,685	$10,300	$7,577	$23,067
Property operations	2,749	5,984	5,428	13,156

	936	4,316	2,149	9,911
Expenses:
Interest	1,870	3,325	3,255	8,402
Depreciation	189	1,569	275	3,490

	2,059	4,894	3,530	11,892
Loss from discontinued operations	(1,123)	(578)	(1,381)	(1,981)

Gain on sale of real estate	4,125	6,655	15,112	20,589
Equity in gain on sale of real estate by equity investees	—	113	—	896

Net income from discontinued operations	$3,002	$6,190	$13,731	$19,504

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes, after the use of net operating loss carryforwards, for the first six months of 2005 and had a loss for federal income tax purposes in the first six months of 2004; therefore, it recorded no provision for income taxes.

At June 30, 2005, ARI had a net deferred tax asset of $66.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

TCI had a loss for federal income tax purposes in the first six months of 2005 and a loss for federal income tax purposes, after the use of net operating loss carryforwards, in the first six months of 2004; therefore, it recorded no provision for income taxes.

At June 30, 2005, TCI had a net deferred tax asset of $41.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2005, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$188,565	6.918%	$1,886

Total decrease in ARI’s annual net income			$1,886

Per share			$.19

ITEM 4. CONTROLS AND PROCEDURES

Based upon their most recent evaluation, which was completed as of the end of the period covered by this report, the Acting Principal Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, ARI did not repurchase any of its equity securities. The following table sets forth a summary, by month, for the quarter indicating no repurchases were made, and that, at the end of the period covered by this report, a specified number of shares may yet be purchased under the program specified below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 2005	—	$—	—	129,493
May 2005	—	—	—	129,493
June 2005	—	—	—	129,493

Total	—	$—	—

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description
3.0	Certification of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2003 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Invertors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on form S-4 filed December 30, 1999).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer.

31.2*	Certification pursuant of Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 15, 2005	By:	/s/ Ted P. Stokely
Ted P. Stokely
Chairman of the Board

	By:	/s/ Allen M. Wilson, Jr.
Allen M. Wilson, Jr.
Controller
(Acting Principal Financial and Accounting Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2005

Exhibit Number	Description	Page Number

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Principal Executive Officer.	35

31.2*	Certification pursuant of Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, of Chief Financial Officer.	36

32.1*	Certification pursuant to 18 U.S.C. Section 1350.	37

*	Filed herewith