Form 10-Q
period 2005-09-30
AMERICAN REALTY INVESTORS INC
filed 2005-11-14
CIK 1102238

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  TO

Commission File Number 001-15663

AMERICAN REALTY INVESTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2847135
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1800 Valley View Lane, Suite 300 Dallas, Texas
(Address of principal executive offices)

75234
(Zip Code)

(469) 522-4200
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.     No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,149,000
(Class)	(Outstanding at November 10, 2005)*

*Does not include 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

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

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(dollars in thousands)

Assets
Real estate held for investment	$940,969	$877,677
Less—accumulated depreciation	(151,577)	(157,138)
	789,392	720,539

Real estate held for sale, net of depreciation	162,429	192,533
Real estate subject to sales contract	69,141	70,350

Notes and interest receivable
Performing ($44,298 in 2005 and $43,605 in 2004 from affiliates)	70,185	67,894
Non-performing	5,896	6,632
	76,081	74,526
Less—allowance for estimated losses	(1,000)	(1,865)
	75,081	72,661

Restaurant equipment	13,764	13,747
Less—accumulated depreciation	(7,233)	(6,608)
	6,531	7,139

Marketable securities, at market value	7,508	6,670
Cash and cash equivalents	16,538	22,401
Investments in real estate entities	9,289	8,212
Goodwill, net of accumulated amortization ($1,763 in 2005 and 2004)	11,858	11,858
Other intangibles, net of accumulated amortization ($583 in 2005 and $871 in 2004)	1,463	1,480
Other assets ($38,884 in 2005 and $27,704 in 2004 from affiliate)	107,791	77,000
	$1,257,021	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS - Continued

	September 30, 2005	December 31, 2004
	(dollars in thousands)

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($45,555 in 2005 and $36,298 in 2004 to affiliates)	$758,159	$722,985
Liabilities related to assets held for sale	146,121	156,959
Liabilities subject to sales contract	59,488	59,977
Margin borrowings	22,548	18,663
Accounts payable and other liabilities ($7,466 in 2005 and $2,557 in 2004 to affiliates)	76,787	71,357
	1,063,103	1,029,941

Commitments and contingencies

Minority interest	57,089	57,893

Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 3,469,326 shares in 2005 and 3,469,350 shares in 2004 (liquidation preference	5,139	5,139
$34,693), including 900,000 shares in 2005 and 2004 held by subsidiaries.
Series E, 50,000 shares in 2005 and 2004 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 shares in 2005 and 2004	114	114
Treasury stock, at cost, 1,243,272 shares in 2005 and 2004	(15,146)	(15,146)
Paid-in capital	91,789	91,789
Retained earnings	54,648	22,561
Accumulated other comprehensive income (loss)	185	(1,548)
	136,829	103,009
	$1,257,021	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Property revenue:
Rental and other property revenues ($545 in nine months of 2005 and $933 in nine months of 2004 from affiliates)	$44,704	$39,389	$124,050	$113,250
Restaurant sales	9,298	8,667	27,331	25,659
Total operating revenues	54,002	48,056	151,381	138,909

Expenses:
Property operating expenses ($5,997 in nine months of 2005 and $3,895 in nine months of 2004 to affiliates)	29,950	27,529	85,451	83,061
Restaurant cost of sales	7,014	6,788	20,908	19,925
Depreciation and amortization	4,748	5,843	16,180	17,237
General and administrative ($3,326 in nine months of 2005 and $3,290 in nine months of 2004 to affiliates)	3,643	2,613	11,290	11,474
Advisory fee to affiliate	3,206	2,934	8,844	8,162
Total operating expenses	48,561	45,707	142,673	139,859

Operating income (loss)	5,441	2,349	8,708	(950)

Other income (expense):
Interest income from notes receivable ($2,493 in nine months of 2005 and $1,915 in nine months of 2004 from affiliates)	1,188	855	4,025	3,514
Gain on foreign currency transaction	37	543	265	1,791
Gain on settlement of debt	—	2,268	—	2,268
Other income (expense)	1,215	72	2,186	(136)
Mortgage and loan interest ($1,731 in nine months of 2005 and $1,845 in nine months of 2004 to affiliates)	(16,336)	(15,121)	(46,712)	(44,724)
Discount on sale of notes receivable	(15)	9	(15)	(389)
Net income fee to affiliate	(2,136)	—	(2,950)	—
Incentive fee to affiliate	(904)	—	(909)	—
Litigation settlement	(130)	(50)	(130)	(50)
Total other income (expense)	(17,081)	(11,424)	(44,240)	(37,726)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(11,640)	(9,075)	(35,532)	(38,676)

Gain on land sales	5,435	827	34,525	4,579
Minority interest	336	1,474	(408)	(155)
Equity in income (loss) of investees	71	56	283	(144)

Loss from continuing operations	(5,798)	(6,718)	(1,132)	(34,396)

Income (loss) from discontinued operations	21,872	(269)	35,168	19,341

Net income (loss)	16,074	(6,987)	34,036	(15,055)
Preferred dividend requirement	(650)	(651)	(1,949)	(1,951)
Net income (loss) applicable to Common shares	$15,424	$(7,638)	$32,087	$(17,006)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Basic and diluted earnings per share:
Loss from continuing operations	$(.64)	$(.70)	$(.30)	$(3.43)
Income (loss) from discontinued operations	2.16	(.03)	3.46	1.83
Net income (loss) applicable to Common shares	$1.52	$(.73)	$3.16	$(1.60)

Weighted average Common shares used in computing earnings per share:

Basic and diluted	10,149,000	10,532,796	10,149,000	10,596,902

Convertible Preferred Stock (2,569,326 shares) and options to purchase 77,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, because the effect of their inclusion would be antidilutive.

Convertible Preferred Stock (2,575,370 shares) and options to purchase 101,250 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity

	(dollars in thousands)

Balance, January 1, 2005	$5,139	$100	$114	$(15,146)	$91,789	$22,561	$(1,548)	$103,009

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	—	805	805
Unrealized gain on marketable securities	—	—	—	—	—	—	928	928
Net income	—	—	—	—	—	34,036	—	34,036
								35,769

Repurchase of Preferred Stock	—	—	—	—	—	—	—	—

Preferred dividends
Series A Preferred Stock ($.75 per share)	—	—	—	—	—	(1,927)	—	(1,927)
Series E Preferred Stock ($.45 per share)	—	—	—	—	—	(22)	—	(22)

Balance, September 30, 2005	$5,139	$100	$114	$(15,146)	$91,789	$54,648	$185	$136,829

The accompanying notes are an integral part of these Consolidated Financial Statements

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)

Cash Flows From Operating Activities:
Net income	$34,036	$(15,055)
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of land and real estate	(72,196)	(31,360)
Depreciation and amortization	16,893	22,644
Amortization of deferred borrowing costs	5,198	6,073
Discount on sale of notes receivable	15	389
Gain on settlement of debt	—	(2,268)
Litigation settlement	—	50
Provision for asset impairment	—	3,444
Equity in (income) loss of investees	(283)	144
Gain on foreign currency transaction	(265)	(1,791)
Decrease in accrued interest receivable	999	680
(Increase) decrease in other assets	(7,472)	6,088
Increase (decrease) in accrued interest payable	(1,514)	1,798
Increase in accounts payable and other liabilities	5,886	3,481
Decrease in minority interest	(792)	(1,125)
Net cash used in operating activities	(19,495)	(6,808)

Cash Flows From Investing Activities:
Collections on notes receivable	4,069	2,361
Proceeds from sale of notes receivable	32,219	6,227
Acquisition of real estate (including $498 in 2004 from affiliates and related parties)	(91,639)	(26,084)
Restaurant equipment purchased	(627)	(983)
Proceeds from sale of restaurant equipment	278	—
Proceeds from sale of real estate	109,441	108,637
Notes receivable funded	(3,117)	(90)
Earnest money/escrow deposits	(5,154)	(3,344)
Investment in real estate entities	(475)	(2,625)
Real estate improvements	(35,550)	(137,501)
Distribution from equity investees	318	47
Proceeds from sale of marketable securities	84	—
Net cash provided by (used in) investing activities	9,847	(53,355)

Cash Flows From Financing Activities:
Proceeds from notes payable	146,825	314,612
Payments on notes payable	(110,681)	(237,042)
Deferred borrowing costs	(3,274)	(6,354)
Net payments to affiliates	(32,397)	(6,465)
Repurchase of Common Stock	—	(1,443)
Margin borrowings (payments), net	3,878	(623)
Preferred dividends paid	(566)	(910)
Net cash provided by financing activities	3,785	61,775

Net increase (decrease) in cash and cash equivalents	(5,863)	1,612

Cash and cash equivalents, beginning of period	22,401	9,543
Cash and cash equivalents, end of period	$16,538	$11,155

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	For the Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$48,124	$52,478
Cash paid for income taxes, net of refunds	570	—

Schedule of non-cash investing and financing activities:
Notes payable assumed by buyer on sale of real estate	$21,963	$25,607
Notes receivable from sale of real estate	34,404	10,448
Acquisition of property in exchange for note receivable	5,497	2,585
Issuance of Preferred Stock	—	2,500
Note payable paid by affiliate	700	10,823
Refinancing proceeds received by affiliate	—	20,037
Notes payable assumed on purchase of real estate	—	5,027
Purchase of subsidiary from affiliate	4,101	—

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

Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

At December 31, 2004 and September 30, 2005, ARI subsidiaries owned 82.2% of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At September 30, 2005, ARI and TCI have the same advisor and Board of Directors.

At December 31, 2004 and September 30, 2005, ARI subsidiaries owned 20.4% of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9% of IORI shares. One director of ARI (Ted Stokely) also serves as a director of IORI.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss) applicable to Common shares, as reported	$15,424	$(7,638)	$32,087	$(17,006)

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	26	22

Pro forma net income (loss) applicable to Common shares	$15,424	$(7,638)	$32,061	$(17,028)

Earnings per share:
Basic and diluted, as reported	$1.52	$(.73)	$3.16	$(1.60)
Basic and diluted, pro forma	$1.52	$(.73)	$3.16	$(1.60)

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2. REAL ESTATE

In 2005, ARI purchased the following properties:

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Land
Katrina(1)	Palm Desert, CA	23.0 Acres	$4,184	$—	$—		—		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—		—		—
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500		7.00%		07/05	(7)
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—		—		—
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—		—		—

Second Quarter
Apartments
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—		5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817		5.65		09/46

Land
Alliance Airport (formerly Centurion)	Tarrant County, TX	12.7 Acres	850	892	—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—		—		—
Mason Goodrich(1)	Houston, TX	13.0 Acres	1,360	—	—		—		—
Southwood(5)	Tallahassee, FL	12.9 Acres	525	555	—		—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—		—		—

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.50	(3)	05/06

Third Quarter
Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464	1,774		5.50		01/47

Land
Luna	Farmers Branch, TX	2.6 Acres	250	257	—		—		—
Mansfield	Mansfield, TX	21.9 Acres	1,450	577	943		7.50	(3)	03/07
Senlac	Farmers Branch, TX	11.9 Acres	625	643	—		—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702	3,828		6.08		01/07
Wilmer 88	Dallas, TX	87.6 Acres	638	668	—		—		—

Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663	40,487	(8)	6.16		01/13

Fourth Quarter
Land
Alliance 8	Tarrant County, TX	8 Acres	657	332	408		7.75%		05/06
Alliance 52	Tarrant County, TX	51.9 Acres	2,538	1,054	1,610		7.75		05/06
Denton	Denton, TX	25.9 Acres	2,100	862	1,365		7.75	(3)	04/07
Pantaze	Dallas, TX	6.0 Acres	265	276	—		—		—
Payne(9)	Las Colinas, TX	109.8 Acres	1,000	1,066	—		—		—
TuTu	US Virgin Islands	19.5 Acres	1,350	1,401	—		—		—
Woodmont-Bailey	Addison, TX	1.9 Acres	1,475	381	1,180		—		—
Woodmont-Town Center	Addison, TX	1.2 Acres	400	102	320		—		—
Woodmont-Veladi	Addison, TX	2.1 Acres	383	99	306		—		—

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate	Maturity Date
Shopping Centers
Willowbrook	Coldwater, MI	117,689 Sq. Ft.	8,200	2,223	6,495	7.28	02/13

(1) Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2) Exchanged for the Bee Street and 2524 Valley View land parcels.
(3) Variable rate.
(4) Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
5) Purchased a 50% interest in this land tract.
(6) Purchased a 37.5% interest in this land tract.
(7) Extended to April 2006, with an increase in the interest rate to 8.0%.
(8) First lien of $35.3 million. Second lien of $5.1 million. Interest rate and maturity date identical for both.
(9)Dissolved 50% Tenant-in-Common interest in the Payne land, resulting in ARI’s ownership of 149.7 gross acres, plus purchasing an additional 30.4 acres for $1.0 million. Resulting total net average of 180.1 acres.

In 2004, ARI purchased the following properties:

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
First Quarter
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444		5.95%		04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729		5.80		04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687		5.74		08/45
Dakota Arms(1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45

Land
Lubbock land	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad land	Dallas, TX	.3 Acres	708	704	—		—		—

Second Quarter
Apartments
Treehouse(3)	Irving, TX	160 Units	8,017	(498)	5,027	(4)	5.00		08/13
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,966		5.99		10/45

Land
Cooks Lane(1)	Ft. Worth, TX	23.2 Acres	1,000	1,034	—		—		—
Rogers(1)	Rogers, AR	20.1 Acres	1,390	619	1,130		10.50		04/05

Third Quarter
Land
Ladue	Farmers Branch, TX	8.0 Acres	1,743	659	1,207		6.65	(2)	06/06
Granbury Station	Ft. Worth, TX	15.7 Acres	923	236	738		7.00		09/07

___________________

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1) Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2) Variable interest rate.
(3) Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498 in cash received.
(4) Assumed debt of seller.

In 2005, ARI sold the following properties:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain on Sale
First Quarter
Apartments
Longwood	Long Beach, MS	200 Units	$6,456	$9		$6,253		$56

Land
Granbury Station	Ft. Worth, TX	15.7 Acres	1,003	265		738		10
Katrina	Palm Desert, CA	9.9 Acres	2,616	574		—		1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591		—		1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281		—		619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340		—		818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455		—		1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)		5,100		9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027		—		2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981		6,601		5,630
Nashville	Nashville, TN	1.2 Acres	304	236		—		226
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)		914		440

Office Buildings
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843		7,792		10,603

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738		—		329

Second Quarter
Land
Lemmon Carlisle/Alamo Springs	Dallas, TX	2.8 Acres	7,674	5,627		1,744		2,729
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)		4,096		2,185

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 sq. ft.	12,000	4,366		6,506		2,781
Bay Plaza	Tampa, FL	75,780 sq. ft.	4,682	3,253		961		1,212
Bay Plaza II	Tampa, FL	78,882 sq. ft.	4,719	1,114		3,284		132

Third Quarter
Apartments
Quail Pointe	Huntsville, AL	184 Units	6,200	2,157		3,501		5,265
Waters Edge III & IV	Gulfport, MS	318 Units	16,350	6,201		7,207		7,724
Windsor Tower	Ocala, FL	64 Units	2,845	(85	)(2)	1,937	(1)	785
Woodhollow	San Antonio, TX	546 Units	12,500	3,429		7,900		8,290

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Land
Mason Goodrich	Houston, TX	16.0 Acres	2,091	935	—	802
Round Mountain	Austin, TX	18.0 Acres	1,500	251	—	1,094
Vineyards	Grapevine, TX	7.6 Acres	4,323	874	—	1,764
Vineyards and Vineyards II	Grapevine, TX	5.2 Acres	2,332	160	300	494
West End	Dallas, TX	0.8 Acres	2,259	2,099	—	1,259

Fourth Quarter
Apartments
Sun Hollow	El Paso, TX	216 Units	7,700	2,623	4,327	5,811
Terrace Hills	El Paso, TX	310 Units	12,300	5,467	5,890	6,959

Land
Nashville	Nashville, TN	3.0 Acres	441	(13)	408	282

(1) Debt assumed by purchaser.
(2) Cash of $860 received by an affiliate, increasing ARI’s affiliate receivable.

In 2004, ARI sold the following properties:

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received		Debt Discharged		Gain on Sale
First Quarter
Apartments
Tiberon Trails	Merrillville, IN	376 Units	$10,325	$2,618		$6,189	(1)	$48

Industrial Warehouses
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65		1,376		153
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668		1,775		1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—		1,148	(1)	1,157	(3)

Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956		4,088		7,915	(2)
Marine Creek	Ft. Worth, TX	10.7 Acres	1,488	1,198		991		581	(7)
Mason Goodrich	Houston, TX	5.7 Acres	686	45		588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	248		200		617
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842		4,450		—

Office Buildings
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—		—		(92)
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	2,650	216		2,200		1,861
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,407		22,800		6,807

Shopping Centers
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—		1,677	(1)	521	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808		5,358		3,682

Second Quarter
Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	13,442	10		10,323	(1)	2,542
Park Avenue	Tallahassee, FL	121 Units	6,225	876		4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	(4)	5,531		1,688

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged		Gain on Sale
Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472	2,009		337
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842	3,772		708

Third Quarter
Apartments
Falcon House	Fort Walton, FL	82 Units	3,330	1,178	1,950	(1)	1,209

Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077	422		454

Land
Rasor	Plano, TX	24.5 Acres	2,600	2,600	—		220	(8)
Vista Ridge	Lewisville, TX	1.3 Acres	310	259	—		131

Shopping Centers
Collection	Denver, CO	267,812 Sq. Ft.	21,200	6,703	13,153		3,314

(1) Debt assumed by purchaser.
(2) Includes deferred gain of $4,412, which was recognized in the fourth quarter of 2004, upon collection of seller financing.
(3)Sold to Basic Capital Management, Inc. (“BCM”), a related party, for assumption of debt and a note receivable. Gain deferred until sale to unrelated party. Failure to notify and receive approval from the lender for this transaction may constitute an event of default under the terms of the debt.
(4) Includes a $1,971 deposit received in February 2004.
(5) Sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. Gain deferred until sale to unrelated party.
(6) Returned to lender.
(7) Sold to UHF. Gain deferred until sale to unrelated party.
(8) Sold to BCM. Gain deferred until sale to unrelated party.

At September 30, 2005, ARI had the following apartment properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding

Laguna Vista	Farmers Branch, TX	206 Units	$5,688	$15,417	$17,741
Legends of El Paso	El Paso, TX	240 Units	2,723	15,361	16,040
Mission Oaks	San Antonio, TX	228 Units	811	16,658	15,636
Parc at Maumelle	Maumelle, AR	240 Units	6,543	12,156	16,829
Parc at Metro Center	Nashville, TN	144 Units	2,522	10,093	11,141

For the nine months ended September 30, 2005, ARI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas, the 220 unit Wildflower Villas in Temple, Texas, the 398 unit Kingsland Ranch Apartments in Houston, Texas, the 240 Stonebridge at City Park Apartments in Houston, Texas, and the 240 unit Vistas of Vance Jackson in San Antonio, Texas.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

In February and March, 2005, ARI sold 148.9 acres of its Katrina land parcel in seven separate transactions for a total of $37.6 million, receiving $3.5 million after payment of debt and closing costs and providing purchase money financing of $27.2 million on six of the sales. The notes bore interest at 8.0% per annum, required quarterly payments of interest, and matured from February 2007 to February 2008. In March 2005, ARI sold the notes for $27.2 million, receiving $27.2 million in cash after payment of closing costs.

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

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10.0%, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of September 30, 2005, ARI had advanced $3.2 million to the borrower. ARI also guaranteed, with full recourse to ARI, an $18 million loan for the borrower, which loan is secured by a first lien on the undeveloped land. In June 2005, ARI purchased the subsidiary of a related party for $4.1 million that held two notes receivable from this third party for $3.0 and $1.0 million, respectively. These notes were secured by approximately 142 acres of undeveloped land and membership interest in the borrowers. These secured notes bore interest at 12.0%, had an interest reserve for payments that was added to the principal balance on a monthly basis, and matured in June 2005. Both notes were extended to September 2005. In September 2005, the notes were paid under the advance arrangement described above.

In August 2005, ARI sold a 7.6 acres tract of its Vineyards land parcel for $4.3 million, receiving $874,000 after payment of closing costs and providing purchase money financing of $3.2 million. The secured note bore interest at 8.0% per annum and matured in August 2006. In September 2005, ARI sold the note for $3.2 million plus accrued but unpaid interest, receiving $3.3 million in cash after payment of closing costs.

In September 2005, ARI sold a 5.2 acre tract of its Vineyards and Vineyards II land parcels for $2.3 million, receiving $160,000 after payment of closing costs and debt paydown, and providing purchase money financing of $1.7 million. The secured note bore interest at 8.0% per annum and matured in September 2006. In September 2005, ARI sold the note for $1.7 million plus accrued but unpaid interest, receiving $1.7 million in cash after payment of closing costs.

In September 2005, ARI sold 10 acres of undeveloped land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note bears interest at 10%, requires monthly interest payments and matures in September 2008.

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. ARI has certain obligations to fund the partnership for certain rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through September 30, 2005, ARI has funded $1.7 million of these obligations and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bore interest at 7.0% per annum, required monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee, and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note was also secured by membership rights in the purchaser’s entity. The second note was unsecured, bore interest at 8.5% per annum, required monthly interest payments and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee, and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In April 2005, both loans were extended to October 2005 with the payment of a 2.0% extension fee. In October 2005, both loans were paid in full, including accrued but unpaid interest.

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

In August 2005, ARI sold a 16.0 acre tract of its Mason Goodrich land parcel for $2.1 million, receiving $935,000 after payment of closing costs and providing purchase money financing of $1.0 million. The secured note bore interest at 8.0%, required monthly interest payments, and matured in November 2005. In November 2005, the note was collected in full, including accrued but unpaid interest.

In March 2002, ARI sold the 174,513 sq. ft. Hartford Office Building in Dallas, Texas, for $4.0 million and provided the $4.0 million purchase price as seller financing and an additional $1.4 million line of credit for leasehold improvements in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5% per annum, requires monthly interest only payments and matured in March 2007. As of September 2005, ARI has funded $896,000 of the additional line of credit. ARI determined during the third quarter to classify this note as non-performing due to the lack of cash received and the probability that no cash will be received in the future. Effective for the quarter ending September 30, 2005, ARI will no longer accrue interest income on this note. This loan is not considered impaired, as the fair value of the collateral is sufficient to cover the current loan balance and accrued interest at September 30, 2005.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments, and matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter of 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of September 2005, the borrower had $211,000 of available credit under the credit limit.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. In March 2000, the borrower made a $1.1 million payment. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In 2004, ARI initiated legal action to collect the note. In August 2005, a settlement agreement was reached. The note will be replaced with a new promissory note, also non-interest bearing, which is secured by a $1.5 million Agreed Judgment. The note calls for 36 monthly payments beginning in January 2006, with a balloon payment of $460,000 due in January 2009. ARI will continue to classify this note as non-performing.

Related Parties. In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2.0%, currently 9.0%, and matured in April 2005. In April 2005, the note was extended to April 2008.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at the prime rate plus 2.0%, currently 9.0%, and matured in April 2005. In April 2005, the note was extended to April 2008.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 4. INVESTMENTS IN REAL ESTATE ENTITIES

ARI’s investment in real estate entities at September 30, 2005, was as follows:
Investee	Percentage of ARI’s Ownership at September 30, 2005	Carrying Value of Investment at September 30, 2005	Market Value of Investment at September 30, 2005
IORI	20.4%	$6,048	$7,520
Garden Centura, L.P.	5.0%	1,925	—
Other		1,316
		$9,289

Set forth below are summarized results of operations of IORI for the nine months ended September 30, 2005:

2005
Revenues	$7,767
Equity in loss of partnership	(45)
Property operating expenses	(3,563)
Depreciation	(539)
Interest	(2,487)
Income before gain on sale of real estate	1,133
Gain on sale of real estate	—
Net income	$1,133

ARI’s share of equity investees’ income before gains on the sale of discontinued operations was $283,000 for the nine months ended September 30, 2005. ARI did not recognize any gain on equity investees’ sale of real estate for the nine months ended September 30, 2005.

ARI’s cash flow from IORI is dependent on IORI making distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

Since 1994, ARI has been purchasing equity securities of entities other than those of IORI and TCI to diversify and increase the liquidity of its margin accounts. Trading and available-for-sale portfolio securities are carried at market value. In the three and nine months ended September 30, 2005, ARI sold $100,000 of trading portfolio securities, realizing a net loss of $16,000. In the first nine months of 2005, ARI did not purchase any marketable securities. At September 30, 2005, ARI recognized an unrealized increase in the market value of its trading portfolio securities of $10,000. Unrealized and realized gains and losses on trading portfolio securities are included in other income in the accompanying Consolidated Statements of Operations. Also at September 30, 2005, ARI recorded an unrealized increase in the market value of its available-for-sale portfolio securities of $928,000. Unrealized gains and losses on available-for-sale portfolio securities are included in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

NOTE 6. NOTES PAYABLE

In February 2004, ARI obtained a line of credit facility with a financial institution. The maximum credit available is $10.0 million. The line of credit is secured by land properties in Dallas County and Austin, Texas. Advances made to ARI under this facility bear interest at 7.0% per annum, require monthly interest payments, and mature in February 2007. At September 30, 2005, $56,000 has been advanced to ARI, and letters of credit totaling $9.5 million have been issued under this facility. The available credit is $483,000.

In February 2005, ARI received a loan in the amount of $5.0 million. The note bears interest at 8.0% per annum, requires semi-annual interest payments, and matures in July 2006. The loan is collateralized by certain partnership interests that hold apartments owned by ARI. Any time prior to maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In July 2005, ARI secured a revolving line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0%, currently 8.0%, requires interest only payments, and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. At September 30, 2005, $7.5 million has been advanced to ARI. The current amount available for use under the line of credit is $2.5 million.

In 2005, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Land
Nashville	Nashville, TN	109.6 Acres	$7,000	$—	$6,341	7.50%		02/07

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

Third Quarter
Hotels
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	11,000	10,540	147	6.19	(1)	09/10

Land
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	01/07
Centura(3)	Farmers Branch, TX	8.8 Acres	6,727	—	6,727	8.50	(1)	08/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	01/07
Elm Fork	Denton County, TX	105.4 Acres	7,740	—	7,540	7.00	(1)	07/06
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75		03/07
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	01/07

(1) Variable rate.
(2) Drawn on the $10.0 million line of credit for land acquisitions and financing.
(3) IORI purchased the Centura Land for $13.0 million. See Note 8. “RELATED PARTIES.”

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:
Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred		Debt Discharged		Net Cash Received/ (Paid)		Interest Rate		Maturity Date
First Quarter
Hotels
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	$11,500		$12,332		$(13,689	)(2)	7.00	%(1)	03/05

Land
Centura	Farmers Branch, TX	8.8 Acres	4,485		4,000		(183)		7.00	(1)	02/05
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985		6,222		(67)		7.00	(1)	02/05
Katy	Harris County, TX	130.6 Acres	7,500		—		(75	)(3)	6.00		02/07
Marine Creek	Ft. Worth, TX	54.0 Acres	1,286		991		192		5.75		06/05

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000		36,889		(4,588)		5.50	(1)	04/06

Second Quarter
Apartments
Paramount Terrace	Amarillo, TX	181 Units	3,176		2,663		323		5.15		06/37
Treehouse	Irving, TX	160 Units	5,780		5,027		138		5.06		07/34

Land
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965		1,800		78		4.03	(1)	07/07
Marine Creek	Fort Worth, TX	28.4 Acres	1,785		0		1,746		4.03	(1)	07/07
Mason/Goodrich	Houston, TX	39.4 Acres	2,133		714		1,345		6.00	(1)	08/05

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250		8,000		7,829		4.03	(1)	07/07
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500		7,500		(164)		3.60	(1)	05/06

Third Quarter
Apartments
Villager	Fort Walton, FL	33 Units	804		507		129		5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250		—		—	(4)	12.50		12/04

Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—		3,548		6.75	(1)	09/09
Willows	Chicago, IL	52 Rooms	3,500		—		3,411		6.75	(1)	09/09

Land
Bonneau	Dallas County, TX	8.4 Acres	9,661	(5)	10,283	(6)	76		6.75	(1)	09/05
Chase Oaks	Plano, TX	5.8 Acres	—	(5)	—		—		—		—
Dalho	Farmers Branch, TX	2.9 Acres	—	(5)	—		—		—		—
HSM	Farmers Branch, TX	6.2 Acres	—	(5)	—		—		—		—
JHL Connell	Carrollton, TX	7.6 Acres	—	(5)	—		—		—		—
Las Colinas	Las Colinas, TX	1.5 Acres	—	(5)	—		—		—		—
Stagliano	Farmers Branch, TX	3.2 Acres	—	(5)	—		—		—		—
Vista Ridge	Lewisville, TX	64.9 Acres	—	(5)	—		—		—		—

Office Buildings
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594		2,989		4.94		10/09
Cooley	Farmers Branch, TX	27,000 Sq. Ft.	2,600		1,726		811		5.50	(1)	09/06

Warehouses
Addison Hangers I & II	Addison, TX	52,650 Sq. Ft.	4,500		2,592		1,635		10.00		09/14

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(1) Variable interest rate
(2) Cash of $10,961 was received by an affiliate, increasing ARI’s affiliate receivable.
(3) Cash of $7,400 was received by an affiliate, increasing ARI’s affiliate receivable.
(4) Cash of $3,250 was received by an affiliate, increasing ARI’s affiliate receivable.
(5) Single note, with all properties as collateral.
(6) Debt forgiveness of $2,268 recognized.

NOTE 7. MARGIN BORROWINGS

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing of up to 50% of the market value of marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of TCI and ARI’s trading portfolio securities and bear interest rates ranging from 9.0% to 24.0%. Margin borrowings totaled $22.5 million at September 30, 2005.

Sunset Management LLC. On October 5, 2004, Sunset Management LLC (“Sunset”) filed a complaint as a purported stockholder’s derivative action on behalf of Transcontinental Realty Investors, Inc. (“TCI”) in the United States District Court for the Northern District of Texas, Dallas Division, against American Realty Investors, Inc., Basic Capital Management, Inc., Prime Income Asset Management, Inc., Prime Income Asset Management LLC (“Prime”), Income Opportunity Realty Investors, Inc., Unified Housing Foundation (“Unified”), Inc., Regis Realty, Inc., TCI, TCI’s current directors and officers and others. Sunset’s complaint filed as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al., raises a number of allegations previously raised by Sunset in four other cases which, as rulings have occurred, have resulted in a denial of Sunset’s requested relief. The Defendants on November 8, 2004 filed a Motion to Dismiss pursuant to Rules 12 and 23.1 of the Federal Rules of Civil Procedure on the basis that Sunset’s allegations are insufficient to evade the stringent demand requirement under the futility exceptions for stockholder derivative actions, and that Sunset cannot fairly and adequately represent the interests of other stockholders. One of the individual Defendants also filed on January 4, 2005 a Motion to Disqualify Sunset’s Counsel. On January 4, 2005, the Defendants filed a Motion to Stay Discovery and for Protective Order, which Motion was granted on March 30, 2005 by the issuance of an Order of the Court granting the Motion for Protective Order and staying all discovery in the action pending further Order of the Court, if appropriate, following the Court’s ruling on the Defendants’ Motion to Dismiss. On March 28, 2005, Sunset also filed a Petition for Writ of Mandamus in the United States District Court for the Eastern District of Texas, Sherman Division, seeking a Writ of Mandamus to be issued by the Court directing the bankruptcy judge in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, in the case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11, and American Realty Trust, Inc., et al. v. Sunset Management LLC, Adversary Proceeding No. 03-4256, to rule on pending Motions for Summary Judgment within twenty days thereof. On April 11, 2005, the United States District Court for the Eastern District of Texas, Sherman Division, entered its Order denying Sunset’s Petition for Writ of Mandamus. On May 6, 2005, in the bankruptcy case styled In Re: ART Williamsburg, Inc., Case No. 03-43909BTR-11 pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Sunset filed a Motion for Allowance of Claim, Determination of the Value of its Lien, Allowance of Deficiency as an Unsecured Claim and Abandonment of Cash Collateral to Sunset. Such Motion seeks an Order (i) estimating and determining the allowed amount of Sunset’s claim for purposes of distribution, (ii) determining the method of value in Sunset’s secured claim, (iii) determining the value of the lien held by Sunset, (iv) declaring that Sunset’s claim is secured in the amount determined, (v) allowing Sunset a deficiency claim for the unsecured portion of its claim, and (vi) ordering a distribution to Sunset of the proceeds received by the Debtor from a specified note.

At September 30, 2005, ARI’s margin borrowings include $5.0 million payable to Sunset. Interest is accrued at the stated rates of 20.0% and 24.0%. The loan matured in September 2002.

Other Security Loans.  In September 2003, ARI obtained a security loan in the amount of $12.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 16.0%, requires monthly payments of interest only, and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

In September 2003, ARI obtained a security loan in the amount of $1.0 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 16.0%, requires monthly payments of interest only, and matured in September 2004. The loan is secured by 250,000 shares of IORI common stock held by ARI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

In May 2005, ARI obtained a security loan in the amount of $4.0 million from a financial institution. The loan bears interest at 2.0% over the prime rate, currently 9.0%, requires monthly payments of interest only, and matures in May 2006. The loan is secured by ARI’s equity holding in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

NOTE 8. RELATED PARTY TRANSACTIONS

During 2002, ARI’s Board of Directors authorized ARI’s Chief Financial Officer to advance funds either to or from ARI, through advisor, in an amount up to $10.0 million and, subsequent to that, authorized ARI’s Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured and generally have not had specific repayment terms and have been reflected in ARI’s financial statements as other assets and other liabilities. Effective July 1, 2005, ARI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from ARI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced.

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

In August 2005, ARI sold the Windsor Tower Apartments. Cash of $860,000 was received by an affiliate, increasing ARI’s affiliate receivable.

In August 2005, ARI sold 8.8 acres of land to an affiliate for $6.7 million. For a period of one year following closing and 90 days thereafter, the buyer has the right to convey the land to ARI for the original sales price, plus a 12% preferred return per annum accruing from the closing date. This transaction has been treated as a financing by ARI, with a note payable of $6.7 million recorded.

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

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of September 30, 2005.

	PRIME	IORI
Balance, December 31, 2004	$13,579	$(260)
Cash transfers to affiliates	122,670	260
Cash transfers from affiliates	(91,377)	—
Payments by affiliates on ARI’s behalf	(700)	—
Repayments through property transfers	(4,388)	—
Construction fees payable to affiliate	(934)	—
Payables clearing through Prime	(2,254)	—
Balance, September 30, 2005	$36,596	$—

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At September 30, 2005, ARI’s other assets includes $2.3 million due from affiliates for rent and interest. Also at September 30, 2005, ARI owed $2.1 million to Regis Property Management for management fees and sales commissions, and $5.4 million to Prime for advisory fees, incentive fees, and reimbursable costs.

In April 2002, ARI, TCI, and IORI sold 28 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continued to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships stated that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners had priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, a cessation of any preferential return, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, ARI recognized expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Excluded from operating segment assets are assets of $141.1 million in 2005 and $113.3 million in 2004, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three and nine months ended September 30, 2005 and 2004, and segment assets at September 30, 2005 and 2004.

Three Months Ended September 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$12,820	$20,981	$10,761	$135	$9,298	$7	$54,002
Operating expenses	7,594	13,943	6,715	1,503	7,014	195	36,964
Depreciation	1,159	2,304	967	—	314	4	4,748
Mortgage and loan interest	3,399	7,697	1,227	2,677	336	1,000	16,336
Interest income	—	—	—	—	—	1,188	1,188
Gain on land sales	—	—	—	5,435	—	—	5,435
Segment operating income (loss)	$668	$(2,963)	$1,852	$1,390	$1,634	$(4)	$2,577

Capital expenditures	$833	$5,800	$344	$89	$151	$16	$7,233
Assets	230,238	503,220	81,856	205,633	19,900	75,096	1,115,943

Property Sales:
Sales price	$—	$37,895	$—	$12,506	$—	$—	$50,401
Cost of sale	—	15,830	—	7,071	—	—	22,901
Recognized prior deferred gain	—	494	—	—	—	—	494
Gain on sale	$—	$22,559	$—	$5,435	$—	$—	$27,994

Three Months Ended September 30, 2004	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$11,825	$16,847	$10,489	$221	$8,667	$7	$48,056
Operating expenses	8,276	10,888	7,455	910	6,788	—	34,317
Depreciation	2,858	1,682	950	—	337	16	5,843
Mortgage and loan interest	3,169	5,769	1,317	3,186	368	1,312	15,121
Interest income	—	—	—	—	—	855	855
Gain on land sales	—	—	—	827	—	—	827
Segment operating income (loss)	$(2,478)	$(1,492)	$767	$(3,048)	$1,174	$(466)	$(5,543)

Capital expenditures	$2,654	$28,572	$610	$1,426	$258	$—	$33,520
Assets	261,466	491,409	86,974	217,728	20,797	75,487	1,153,861

Property Sales:
Sales price	$22,700	$3,330	$—	$2,910	$—	$—	$28,940
Cost of sale	18,932	2,121	—	2,610	—	—	23,663
Deferred current gain	—	—	—	220	—	—	220
Recognized prior deferred gain	329	—	—	747	—	—	1,076
Gain on sale	$4,097	$1,209	$—	$827	$—	$—	$6,133

Nine Months Ended September 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$34,618	$60,256	$28,644	$491	$27,331	$41	$151,381
Operating expenses	21,909	38,473	20,104	4,757	20,908	208	106,359
Depreciation	6,297	6,587	2,356	—	934	6	16,180
Mortgage and loan interest	8,846	21,971	3,873	7,858	1,026	3,138	46,712
Interest income	—	—	—	—	—	4,025	4,025
Gain on land sales	—	—	—	34,525	—	—	34,525
Segment operating income (loss)	$(2,434)	$(6,775)	$2,311	$22,401	$4,463	$714	$20,680

Capital expenditures	$3,743	$29,562	$610	$1,619	$627	$16	$36,177
Assets	230,238	503,220	81,856	205,633	19,900	75,096	1,115,943

Property Sales:
Sales price	$36,677	$44,102	$—	$76,776	$—	$—	$157,555
Cost of sale	21,621	21,981	—	42,251	—	—	85,853
Recognized prior deferred gain	—	494	—	—	—	—	494
Gain on sale	$15,056	$22,615	$—	$34,525	$—	$—	$72,196

Nine Months Ended September 30, 2004	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$34,908	$48,760	$28,636	$569	$25,659	$377	$138,909
Operating expenses	26,000	31,588	21,417	3,711	19,925	345	102,986
Depreciation	8,260	5,090	2,845	—	1,001	41	17,237
Mortgage and loan interest	9,456	16,792	4,059	9,398	1,129	3,890	44,724
Interest income	—	—	—	—	—	3,514	3,514
Gain on land sales	—	—	—	4,579	—	—	4,579
Segment operating income (loss)	$(8,808)	$(4,710)	$315	$(7,961)	$3,604	$(385)	$(17,945)

Capital expenditures	$5,509	$127,392	$988	$3,612	$983	$—	$138,484
Assets	261,466	491,409	86,974	217,728	20,797	75,487	1,153,861

Property Sales:
Sales price	$80,825	$46,972	$—	$34,592	$—	$—	$162,389
Cost of sale	60,449	37,067	—	24,801	—	—	122,317
Deferred current gain	1,678	3,037	—	5,212	—	—	9,927
Recognized prior deferred gain	329	—	—	—	—	—	329
Gain on sale	$19,027	$6,868	$—	$4,579	$—	$—	$30,474

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Other non-segment items of income/(expense):
General and administrative	$(3,643)	$(2,613)	$(11,290)	$(11,474)
Advisory fee	(3,206)	(2,934)	(8,844)	(8,162)
Gain/(loss) on foreign currency transaction	37	543	265	1,791
Other income/(expense)	1,215	72	2,186	(136)
Gain on settlement of debt	—	2,268	—	2,268
Discount on sale of notes receivable	(15)	9	(15)	(389)
Net income fee	(2,136)	—	(2,950)	—
Incentive Fee	(904)	—	(909)	—
Litigation settlement	(130)	(50)	(130)	(50)
Equity in income (loss) of investees	71	56	283	(144)
Minority interest	336	1,474	(408)	(155)
Loss from continuing operations	$(5,798)	$(6,718)	$(1,132)	$(34,396)

NOTE 10. DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2005 and 2004, income from discontinued operations relates to 27 properties ARI sold during 2004 and 19 properties ARI sold or held-for-sale in 2005. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Revenue:
Rental	$4,428	$11,362	$15,031	$37,907
Property operations	3,455	7,695	11,245	23,191
	973	3,667	3,786	14,716

Expenses:
Interest	1,486	4,197	5,577	13,305
Depreciation	174	1,592	712	5,407
	1,660	5,789	6,289	18,712

Loss from discontinued operations	(687)	(2,122)	(2,503)	(3,996)

Gain on sale of real estate	22,559	5,306	37,671	25,895
Write-down of assets held-for-sale	—	(3,444)	—	(3,444)
Equity in gain on sale of real estate by equity investees	—	(9)	—	886

Income (loss) from discontinued operations	$21,872	$(269)	$35,168	$19,341

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. ARI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of September 30, 2005 is approximately $2.3 million. ARI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through September 30, 2006 for certain partnership obligations.

Liquidity. ARI’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing.  Management believes ARI’s liquidity needs will be satisfied by existing cash balances, cash flows generated by operations and provided by financing activities as well as cash provided from asset sales.

Commitments. During 2002, Milano Restaurants International, Inc. (“MRI”), then a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of MRI. In conjunction with the sale of these restaurants, MRI guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt and to all future debt of the related party until such time as the guaranty is terminated by MRI. The amount of the debt outstanding that is subject to the guaranty is $830,000 at September 30, 2005.

In June 2005, ARI deposited $1.8 million with a seller for the purchase of partnership and member interests in up to 14 separate apartments and apartment developments located in the Southeast United States. Each partnership or membership purchase will be closed separately, pending lender approval and other conditions. ARI’s total cash investment can be up to $3.6 million, if all interests are purchased.

In September 2005, ARI guaranteed a loan of $1.6 million for a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

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

At December 31, 2004 and September 30, 2005, ARI subsidiaries owned 82.2% of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At September 30, 2005, ARI and TCI have the same advisor and Board of Directors.

At December 31, 2004 and September 30, 2005, ARI subsidiaries owned 20.4% of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9% of IORI shares. One director of ARI (Ted Stokely) also serves as a director of IORI.

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

Liquidity and Capital Resources

ARI reported net income of $34.0 million for the nine months ended September 30, 2005, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $16.9 million, amortization of deferred borrowing cost of $5.2 million, gain on sale of real estate of $72.2 million, equity in income of equity investees of $283,000, and gain on foreign currency transaction of $265,000, and discount on sale of notes receivable of $15,000. Net cash used in operating activities amounted to $19.5 million for the nine months ended September 30, 2005, interest receivable decreased by $999,000 primarily due to payments received, other assets increased by $7.5 million primarily due to increased advances for municipal improvements, interest payable decreased by $1.5 million due to a decreased balance of notes payable, and other liabilities increased by $5.9 million primarily due to an increase in accrued expenses.

Net cash provided by investing activities of $9.8 million was primarily due to real estate improvements of $35.6 million, acquisitions of real estate of $91.6 million, earnest money deposits of $5.2 million, funding of notes receivable of $3.1 million, investment in real estate entities of $475,000, and purchases of restaurant equipment of $627,000. These outflows for investing activities were offset by the collection of $4.1 million on notes receivable, $109.4 million from the sale of real estate, $32.2 million from the sale of notes receivable, $278,000 from the sale of restaurant equipment, $318,000 distributed from equity investees, and $84,000 from the sale of marketable securities.

Net cash provided by financing activities of $3.8 million was comprised of proceeds received from the funding or refinancing of notes payable of $146.8 million and net borrowing on stock loans of $3.9 million, offset by cash payments of $110.7 million to paydown existing notes payable, $3.3 million for financing costs, payments to affiliates of $32.4 million, and $566,000 in dividends on Preferred Stock.

In the first nine months of 2005, ARI purchased three apartment developments, two office buildings, and 15 parcels of unimproved land for a total of $93.6 million. ARI paid $33.8 million in cash, including various closing costs, and incurred $57.8 million in debt. ARI also expended $29.6 million on property construction, of which $26.2 million was funded by debt. For the remainder of 2005 and the first half of 2006, ARI expects to spend an additional $69.7 million on property construction projects, of which $66.1 million will be funded by debt.

In the first nine months of 2005, ARI sold six apartment properties, 21 land parcels, one industrial warehouse, and four office buildings for a total of $157.8 million, receiving $44.7 million in cash, and discharging debt of $64.8 million after the payment of various closing costs and providing seller financing of $34.4 million.

In the first nine months of 2005, ARI financed or refinanced seven land parcels, two shopping centers, three apartments, and two hotels for a total of $56.2 million, discharging $25.2 million in debt and receiving $28.7 million in cash.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio, and bear interest rates ranging from 9.0% to 24.0%. Margin borrowing totaled $22.5 million at September 30, 2005.

Management expects that it will be necessary for ARI to sell $20.2 million, $66.7 million, and $21.8 million of its land holdings during the remainder of 2005, 2006, and 2007, respectively, to satisfy the debt on such land as it matures. If ARI is unable to sell at least the minimum amount of land to satisfy the debt obligations on such land as it matures, or, if it is not able to extend such debt, ARI intends to sell other of its assets, specifically income producing properties, to pay the debt.

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

In August 2005, ARI sold the Windsor Tower Apartments. Cash of $860,000 was received by an affiliate, increasing ARI’s affiliate receivable.

In August 2005, ARI sold 8.8 acres of land to an affiliate for $6.7 million. For a period of one year following closing and 90 days thereafter, the buyer has the right to convey the land to ARI for the original sales price, plus a 12% preferred return per annum accruing from the closing date. This transaction has been treated as a financing by ARI, with a note payable of $6.7 million recorded.

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

In September 2005, ARI guaranteed a loan of $1.6 million for a related party. This loan is secured by a first lien on 22.3 acres of land held by the related party.

ARI has contractual obligations and commitments primarily with regards to payment of mortgages.

Results of Operations

For the nine months ended September 30, 2005, ARI reported net income of $34.0 million compared to a net loss of $15.1 million for the nine months ended September 30, 2004. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

Rents (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Commercial	$12,820	$11,825	$34,618	$34,908
Apartments	20,981	16,847	60,256	48,760
Hotels	10,761	10,489	28,644	28,636
Land	135	221	491	569
Other	7	7	41	377
	$44,704	$39,389	$124,050	$113,250

The increase in apartment rents was primarily attributable to completed construction. Rents are expected to increase in 2005, as a result of completed apartment construction.

Property Operations Expenses (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Commercial	$7,594	$8,276	$21,909	26,000
Apartments	13,943	10,888	38,473	31,588
Hotels	6,715	7,455	20,104	21,417
Land	1,503	910	4,757	3,711
Other	195	—	208	345
	$29,950	$27,529	$85,451	$83,061

The decrease in commercial operations expense was primarily attributable to lower occupancy and decreased management fees. The increase in apartment operations expense was primarily attributable to completed apartment construction. Property operations expenses are expected to increase in 2005, as a result of completed apartment construction.

Restaurant sales and cost of sales increased to $9.3 million and $7.0 million, respectively, in the three months ended September 30, 2005 and $27.3 million and $20.9 million in the nine months ended September 30, 2005 from $8.7 million and $6.8 million, respectively, in the three months ended September 30, 2004 and $25.7 million and $19.9 million in the nine months ended September 30, 2004. The increase was primarily attributable to an increase in same-store sales of 9.3% and 4.9% in the three and nine months ended September 30, 2005. Also, two new concepts were not open during the 2004 period.

Depreciation and Amortization (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Commercial	$1,159	$2,858	$6,297	$8,260
Apartments	2,304	1,682	6,587	5,090
Hotels	967	950	2,356	2,845
Restaurants	314	337	934	1,001
Other	4	16	6	41
	$4,748	$5,843	$16,180	$17,237

The decrease in commercial depreciation expense is primarily due to an adjustment made to one property. The increase in apartment depreciation expense is primarily attributable to completed construction.

General and administrative expenses increased to $3.6 million and decreased to $11.3 million in the three and nine months ended September 30, 2005, from $2.6 million and $11.5 million in 2004. The changes were primarily attributable to increased legal fees in 2005 and the timing of state tax accruals in 2004.

Advisory fees of $3.2 million and $8.8 million in the three and nine months ended September 30, 2005, approximated the $2.9 million and $8.2 million in 2004.

Interest income from notes receivable of $1.2 million and $4.0 million in the three and nine months ended September 30, 2005 approximated the $855,000 and $3.5 million in 2004.

Gain on foreign currency transaction was $37,000 and $265,000 in the three and nine months ended September 30, 2005, compared to $543,000 and $1.8 million in 2004, due to continued strengthening of the Polish zloty against the euro for Hotel Akademia during 2005. Hotel Akademia’s long-term debt is denominated in euros, and the impact of the translation of euros into zlotys prior to translation into US dollars is recorded as a gain or loss in the Consolidated Statements of Operations.

Gain on settlement of debt was $2.3 million in the three and nine months ended September 30, 2004. In September 2004, ARI settled $10.3 million of debt, plus $1.1 million of accrued but unpaid interest, for $9.1 million.

Mortgage and Loan Interest Expense (dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Commercial	$3,399	$3,169	$8,846	$9,456
Apartments	7,697	5,769	21,971	16,792
Hotels	1,227	1,317	3,873	4,059
Land	2,677	3,186	7,858	9,398
Restaurants	336	368	1,026	1,129
Other	1,000	1,312	3,138	3,890
	$16,336	$15,121	$46,712	$44,724

The decrease in commercial interest expense was primarily attributed to reduced mortgage interest rates. The increase in apartment interest expense was primarily attributable to completed apartment construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable on land mortgages.

Discount on sale of notes receivable was $15,000 in the three and nine months ended September 30, 2005, compared to $(9,000) and $389,000 in 2004. This represents the discount from the face amount given by ARI to purchasers of notes receivable.

Net income fee to affiliate was $2.1 million and $3.0 million in the three and nine months ended September 30, 2005. There was no net income fee in 2004. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

Incentive fee to affiliate was $904,000 and $909,000 in the three and nine months ended September 30, 2005. There was no incentive fee in 2004. The incentive fee represents 10% of the excess of net capital gains over net capital losses from sales of operating properties.

Minority interest decreased to $336,000 and $(408,000) in the three and nine months ended September 30, 2005, from $1.5 million and $(155,000) in 2004. The changes are primarily attributable to reduced net income of non-wholly-owned consolidated entities.

Equity in income (loss) of investees improved to $71,000 and $283,000 in the three and nine months ended September 30, 2005, from $56,000 and $(144,000) in 2004. IORI recognized income from continuing operations for the nine months ended September 30, 2005, compared to losses from continuing operations in 2004.

Income (loss) from discontinued operations increased to $21.9 million and $35.2 million in the three and nine months ended September 30, 2005 from $(269,000) and $19.3 million in 2004. The net income relates to 27 properties that ARI sold during 2004 and 19 properties that ARI sold or held-for-sale in 2005. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Rental	$4,428	$11,362	$15,031	$37,907
Property operations	3,455	7,695	11,245	23,191
	973	3,667	3,786	14,716
Expenses:
Interest	1,486	4,197	5,577	13,305
Depreciation	174	1,592	712	5,407
	1,660	5,789	6,289	18,712

Loss from discontinued operations	(687)	(2,122)	(2,503)	(3,996)

Gain on sale of real estate	22,559	5,306	37,671	25,895
Write-down of assets held-for-sale	—	(3,444)	—	(3,444)
Equity in gain on sale of real estate by equity investees	—	(9)	—	886

Income (loss) from discontinued operations	$21,872	$(269)	$35,168	$19,341

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes, after the use of net operating loss carryforwards, for the first nine months of 2005 and had a loss for federal income tax purposes in the first nine months of 2004; therefore, it recorded no provision for income taxes.

At September 30, 2005, ARI had a net deferred tax asset of $71.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax asset, a 100% valuation allowance has been established.

TCI had a loss for federal income tax purposes in the first nine months of 2005 and a loss for federal income tax purposes, after the use of net operating loss carryforwards, in the first nine months of 2004; therefore, it recorded no provision for income taxes.

At September 30, 2005, TCI had a net deferred tax asset of $39.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that TCI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, ARI may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials. Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on ARI’s business, assets, or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2005, ARI’s exposure to a change in interest rates on its debt is as follows:

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$192,601	7.416%	$1,926
Total decrease in ARI’s annual net income			$1,926
Per share			$.19

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, ARI carried out an evaluation, under the supervision and with the participation of ARI’s Acting Principal Executive Officer and principal accounting officer, of ARI’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures are effective.

There have been no significant changes in ARI’s internal controls over financial reporting during the quarter ending September 30, 2005, that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
July 2005	―	$―	―	129,493
August 2005	―	―	―	129,493
September 2005	―	―	―	129,493
Total	―	$―	―

(1) The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit

3.0

Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1

Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2

Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3

Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date:	November 14, 2005	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2005

Exhibit Number	Description of Exhibits

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith

+