Form 10-Q/A
period 2005-09-30
AMERICAN REALTY INVESTORS INC
filed 2005-11-18
CIK 1102238

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

AMENDMENT NO. 1 TO
QUARTERLY REPORT ON FORM 10-Q FOR
AMERICAN REALTY INVESTORS, INC.
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 as set forth below and as reflected in the substituted page attached hereto which replaces the same numbered page in the original filing.

• Page 24 - First line in table “Segment operating income (loss)” was inadvertently omitted.

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

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(dollars in thousands)

Assets
Real estate held for investment	$940,969	$877,677
Less—accumulated depreciation	(151,577)	(157,138)
	789,392	720,539

Real estate held for sale, net of depreciation	162,429	192,533
Real estate subject to sales contract	69,141	70,350

Notes and interest receivable
Performing ($44,298 in 2005 and $43,605 in 2004 from affiliates)	70,185	67,894
Non-performing	5,896	6,632
	76,081	74,526
Less—allowance for estimated losses	(1,000)	(1,865)
	75,081	72,661

Restaurant equipment	13,764	13,747
Less—accumulated depreciation	(7,233)	(6,608)
	6,531	7,139

Marketable securities, at market value	7,508	6,670
Cash and cash equivalents	16,538	22,401
Investments in real estate entities	9,289	8,212
Goodwill, net of accumulated amortization ($1,763 in 2005 and 2004)	11,858	11,858
Other intangibles, net of accumulated amortization ($583 in 2005 and $871 in 2004)	1,463	1,480
Other assets ($38,884 in 2005 and $27,704 in 2004 from affiliate)	107,791	77,000
	$1,257,021	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS - Continued

	September 30, 2005	December 31, 2004
	(dollars in thousands)

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($45,555 in 2005 and $36,298 in 2004 to affiliates)	$758,159	$722,985
Liabilities related to assets held for sale	146,121	156,959
Liabilities subject to sales contract	59,488	59,977
Margin borrowings	22,548	18,663
Accounts payable and other liabilities ($7,466 in 2005 and $2,557 in 2004 to affiliates)	76,787	71,357
	1,063,103	1,029,941

Commitments and contingencies

Minority interest	57,089	57,893

Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A, 3,469,326 shares in 2005 and 3,469,350 shares in 2004 (liquidation preference	5,139	5,139
$34,693), including 900,000 shares in 2005 and 2004 held by subsidiaries.
Series E, 50,000 shares in 2005 and 2004 (liquidation preference $500)	100	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,392,272 shares in 2005 and	114	114
2004
Treasury stock, at cost, 1,243,272 shares in 2005 and 2004	(15,146)	(15,146)
Paid-in capital	91,789	91,789
Retained earnings	54,648	22,561
Accumulated other comprehensive income (loss)	185	(1,548)
	136,829	103,009
	$1,257,021	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Property revenue:
Rental and other property revenues ($545 in nine months of 2005 and $933 in nine months of 2004 from affiliates)	$44,704	$39,389	$124,050	$113,250
Restaurant sales	9,298	8,667	27,331	25,659
Total operating revenues	54,002	48,056	151,381	138,909

Expenses:
Property operating expenses ($5,997 in nine months of 2005 and $3,895 in nine months of 2004 to affiliates)	29,950	27,529	85,451	83,061
Restaurant cost of sales	7,014	6,788	20,908	19,925
Depreciation and amortization	4,748	5,843	16,180	17,237
General and administrative ($3,326 in nine months of 2005 and $3,290 in nine months of 2004 to affiliates)	3,643	2,613	11,290	11,474
Advisory fee to affiliate	3,206	2,934	8,844	8,162
Total operating expenses	48,561	45,707	142,673	139,859

Operating income (loss)	5,441	2,349	8,708	(950)

Other income (expense):
Interest income from notes receivable ($2,493 in nine months of 2005 and $1,915 in nine months of 2004 from affiliates)	1,188	855	4,025	3,514
Gain on foreign currency transaction	37	543	265	1,791
Gain on settlement of debt	—	2,268	—	2,268
Other income (expense)	1,215	72	2,186	(136)
Mortgage and loan interest ($1,731 in nine months of 2005 and $1,845 in nine months of 2004 to affiliates)	(16,336)	(15,121)	(46,712)	(44,724)
Discount on sale of notes receivable	(15)	9	(15)	(389)
Net income fee to affiliate	(2,136)	—	(2,950)	—
Incentive fee to affiliate	(904)	—	(909)	—
Litigation settlement	(130)	(50)	(130)	(50)
Total other income (expense)	(17,081)	(11,424)	(44,240)	(37,726)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(11,640)	(9,075)	(35,532)	(38,676)

Gain on land sales	5,435	827	34,525	4,579
Minority interest	336	1,474	(408)	(155)
Equity in income (loss) of investees	71	56	283	(144)

Loss from continuing operations	(5,798)	(6,718)	(1,132)	(34,396)

Income (loss) from discontinued operations	21,872	(269)	35,168	19,341

Net income (loss)	16,074	(6,987)	34,036	(15,055)
Preferred dividend requirement	(650)	(651)	(1,949)	(1,951)
Net income (loss) applicable to Common shares	$15,424	$(7,638)	$32,087	$(17,006)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Basic and diluted earnings per share:
Loss from continuing operations	$(.64)	$(.70)	$(.30)	$(3.43)
Income (loss) from discontinued operations	2.16	(.03)	3.46	1.83
Net income (loss) applicable to Common shares	$1.52	$(.73)	$3.16	$(1.60)

Weighted average Common shares used in computing earnings per share:

Basic and diluted	10,149,000	10,532,796	10,149,000	10,596,902

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

(1) Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2) Exchanged for the Bee Street and 2524 Valley View land parcels.
(3) Variable rate.
(4) Initial construction loan funding to purchase land and begin apartment construction.  Does not represent actual units purchased.<?xml:namespace prefix = o />
(5) Purchased a 50% interest in this land tract.
(6) Purchased a 37.5% interest in this land tract.
(7) Extended to April 2006, with an increase in the interest rate to 8.0%.
(8) First lien of $35.3 million. Second lien of $5.1 million. Interest rate and maturity date identical for both.

(9) Dissolved 50% Tenant-in-Common interest in the Payne land, resulting in ARI’s ownership of 149.7 gross acres, plus purchasing an additional 30.4 acres for $1.0 million.  Resulting  total net average of 180.1 acres.

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

                                <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Three Months Ended September 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$12,820	$20,981	$10,761	$135	$9,298	$7	$54,002
Operating expenses	7,594	13,943	6,715	1,503	7,014	195	36,964
Depreciation	1,159	2,304	967	—	314	4	4,748
Mortgage and loan interest	3,399	7,697	1,227	2,677	336	1,000	16,336
Interest income	—	—	—	—	—	1,188	1,188
Gain on land sales	—	—	—	5,435	—	—	5,435
Segment operating income (loss)	$668	$(2,963)	$1,852	$1,390	$1,634	$(4)	$2,577

Capital expenditures	$833	$5,800	$344	$89	$151	$16	$7,233
Assets	230,238	503,220	81,856	205,633	19,900	75,096	1,115,943

Property Sales:
Sales price	$—	$37,895	$—	$12,506	$—	$—	$50,401
Cost of sale	—	15,830	—	7,071	—	—	22,901
Recognized prior deferred gain	—	494	—	—	—	—	494
Gain on sale	$—	$22,559	$—	$5,435	$—	$—	$27,994

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2004	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$11,825	$16,847	$10,489	$221	$8,667	$7	$48,056
Operating expenses	8,276	10,888	7,455	910	6,788	—	34,317
Depreciation	2,858	1,682	950	—	337	16	5,843
Mortgage and loan interest	3,169	5,769	1,317	3,186	368	1,312	15,121
Interest income	—	—	—	—	—	855	855
Gain on land sales	—	—	—	827	—	—	827
Segment operating income (loss)	$(2,478)	$(1,492)	$767	$(3,048)	$1,174	$(466)	$(5,543)

Capital expenditures	$2,654	$28,572	$610	$1,426	$258	$—	$33,520
Assets	261,466	491,409	86,974	217,728	20,797	75,487	1,153,861

Property Sales:
Sales price	$22,700	$3,330	$—	$2,910	$—	$—	$28,940
Cost of sale	18,932	2,121	—	2,610	—	—	23,663
Deferred current gain	—	—	—	220	—	—	220
Recognized prior deferred gain	329	—	—	747	—	—	1,076
Gain on sale	$4,097	$1,209	$—	$827	$—	$—	$6,133

Nine Months Ended September 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$34,618	$60,256	$28,644	$491	$27,331	$41	$151,381
Operating expenses	21,909	38,473	20,104	4,757	20,908	208	106,359
Depreciation	6,297	6,587	2,356	—	934	6	16,180
Mortgage and loan interest	8,846	21,971	3,873	7,858	1,026	3,138	46,712
Interest income	—	—	—	—	—	4,025	4,025
Gain on land sales	—	—	—	34,525	—	—	34,525
Segment operating income (loss)	$(2,434)	$(6,775)	$2,311	$22,401	$4,463	$714	$20,680

Capital expenditures	$3,743	$29,562	$610	$1,619	$627	$16	$36,177
Assets	230,238	503,220	81,856	205,633	19,900	75,096	1,115,943

Property Sales:
Sales price	$36,677	$44,102	$—	$76,776	$—	$—	$157,555
Cost of sale	21,621	21,981	—	42,251	—	—	85,853
Recognized prior deferred gain	—	494	—	—	—	—	494
Gain on sale	$15,056	$22,615	$—	$34,525	$—	$—	$72,196

Nine Months Ended September 30, 2004	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$34,908	$48,760	$28,636	$569	$25,659	$377	$138,909
Operating expenses	26,000	31,588	21,417	3,711	19,925	345	102,986
Depreciation	8,260	5,090	2,845	—	1,001	41	17,237
Mortgage and loan interest	9,456	16,792	4,059	9,398	1,129	3,890	44,724
Interest income	—	—	—	—	—	3,514	3,514
Gain on land sales	—	—	—	4,579	—	—	4,579
Segment operating income (loss)	$(8,808)	$(4,710)	$315	$(7,961)	$3,604	$(385)	$(17,945)

Capital expenditures	$5,509	$127,392	$988	$3,612	$983	$—	$138,484
Assets	261,466	491,409	86,974	217,728	20,797	75,487	1,153,861

Property Sales:
Sales price	$80,825	$46,972	$—	$34,592	$—	$—	$162,389
Cost of sale	60,449	37,067	—	24,801	—	—	122,317
Deferred current gain	1,678	3,037	—	5,212	—	—	9,927
Recognized prior deferred gain	329	—	—	—	—	—	329
Gain on sale	$19,027	$6,868	$—	$4,579	$—	$—	$30,474

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Segment operating income (loss)	$2,577	$(5,543)	$20,680	$(17,945)
Other non-segment items of income/(expense):
General and administrative	(3,643)	(2,613)	(11,290)	(11,474)
Advisory fee	(3,206)	(2,934)	(8,844)	(8,162)
Gain/(loss) on foreign currency transaction	37	543	265	1,791
Other income/(expense)	1,215	72	2,186	(136)
Gain on settlement of debt	—	2,268	—	2,268
Discount on sale of notes receivable	(15)	9	(15)	(389)
Net income fee	(2,136)	—	(2,950)	—
Incentive Fee	(904)	—	(909)	—
Litigation settlement	(130)	(50)	(130)	(50)
Equity in income (loss) of investees	71	56	283	(144)
Minority interest	336	1,474	(408)	(155)
Loss from continuing operations	$(5,798)	$(6,718)	$(1,132)	$(34,396)

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

PART II. OTHER INFORMATION

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

AMERICAN REALTY INVESTORS, INC.

Date:	November 18, 2005	By:	/s/ Steven A. Abney
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