Form 10-K
period 2005-12-31
AMERICAN REALTY INVESTORS INC
filed 2006-03-31
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15663

American Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2847135
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)
1800 Valley View Lane, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $16,375,845 based upon a total of 1,642,512 shares held as of June 30, 2005 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 24, 2006, there were 10,895,972 shares of common stock outstanding, which includes 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

Documents Incorporated By Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described in Item 1A. “Risk Factors” beginning on page 7.

PART I

ITEM 1.	BUSINESS

American Realty Investors, Inc., a Nevada corporation (“ARI” or the “Company” or “we” or “us”), was organized in 1999, and in August 2000, through mergers into wholly-owned subsidiaries of ARI, acquired American Realty Trust, Inc., a Georgia corporation (“ART”), and National Realty LP, a Delaware limited partnership (“NRLP”). ART was the successor to a District of Columbia business trust organized July 14, 1961, to provide investors with a professionally-managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation, as well as current income. The business trust merged into ART on June 24, 1988. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

On December 31, 2005, ARI subsidiaries owned 82.2% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. See Note 1 to the Consolidated Financial Statements. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At December 31, 2005, TCI owned 24.9% of Income Opportunity Realty Investors, Inc. (“IORI”) shares of common stock, and TCI owned 746,972 shares of common stock of ARI.

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARI and TCI. PAMI is owned by Realty Advisors, Inc. (80.0%) and Syntek West, Inc. (“Syntek West”) (20.0%), related parties. Syntek West is owned by Gene E. Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

Business Plan and Investment Policy

ARI’s primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects, and partnerships and, to a lesser extent, financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of ARI is set forth in ITEM 2. “PROPERTIES,” NOTE 3. “NOTES AND INTEREST RECEIVABLE” and in

Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” ARI has six operating segments: apartments, commercial properties, hotels, land ownership, quick-service restaurants, and notes receivable. For additional information, see NOTE 18 to the Consolidated Financial Statements.

ARI’s business objective is to maximize long-term value for its stockholders by investing in commercial real estate through the ownership, management, development, and acquisition of apartments, commercial properties, hotels, and land. ARI intends to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. ARI believes this objective will provide the benefits of enhanced investment opportunities, economies of scale, risk diversification, both in terms of geographic market and real estate product type, and continuing access to both debt and equity capital. In pursuing its business objective, ARI seeks to achieve a combination of internal and external growth, maintain a strong balance sheet, and pursue a strategy of financial flexibility. ARI maximizes the value of its apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs, and focusing on tenant retention.

ARI generates increased operating cash flow through annual contractual increases in rental rates under existing leases. ARI also seeks to identify best practices across operating platforms in order to enhance cost savings and other efficiencies. ARI and its subsidiaries employ capital improvement and preventive maintenance programs designed to reduce operating costs and to increase the long-term value of its real estate investments.

ARI also pursues attractive development opportunities, focusing primarily on new construction or development, either directly or in concert with unaffiliated parties or affiliates. A summary of the properties under construction is set forth under ITEM 2. “PROPERTIES” below.

ARI also seeks to acquire properties consistent with its business objectives and strategies. ARI executes its acquisition strategy by purchasing properties which management believes will create stockholder value over the long-term. ARI will also sell properties when management believes value has been maximized or when a property is no longer considered an investment to be held long-term. During the year ended December 31, 2005, ARI, through its subsidiaries, acquired 37 properties and sold 42 properties.

ARI is continuously in various stages of discussions and negotiations with respect to development, acquisition, and disposition projects. The consummation of any current or future development, acquisition, or disposition, if any, and the pace at which any may be completed cannot be assured or predicted.

Substantially all properties are owned by subsidiaries of ARI, many of which are single-asset entities. This ownership structure permits greater access to financing for individual properties and permits flexibility in the type of transaction available for future disposition of each property by permitting a sale of either the asset or the equity ownership in the entity owning the asset. From time-to-time, subsidiaries have invested in joint ventures with others, creating the possibility of risks that do not exist with properties solely owned by an ARI subsidiary. In those instances where other investors are involved, those other investors may have business, economic, or other objectives that are inconsistent with ARI’s objectives, which may in turn require ARI to make investment decisions different than it might if ARI was the sole investor.

Real estate generally cannot be sold quickly. ARI and its subsidiaries may not be able to promptly dispose of properties in response to economic or other conditions. To offset this challenge, selective dispositions have been a part of ARI’s strategy to create an efficient portfolio and to provide additional sources of capital for future use. See the discussion under “LIQUIDITY AND CAPITAL RESOURCES” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning sales of properties during the past year. ARI and its subsidiaries finance acquisitions through non-recourse mortgages, internally generated funds, and, to a lesser extent, property sales. Those sources provide the bulk of funds for future acquisitions. ARI, from time-to-time, acquires properties subject to existing indebtedness by a subsidiary assuming such indebtedness. When properties are acquired in such a manner, ARI and its subsidiaries customarily seek to refinance the asset in order to properly leverage the asset for future operation.

ARI, through its interest in Milano Restaurants International Corporation (“Milano”), operates and franchises several quick-service restaurant concepts including pizzerias featuring pizza delivery, carryout, and dine-in under the trademarks “Me-N-Ed’s Pizzerias,” “Me-N-Ed’s Slices,” and “Angelo & Vito’s Pizzerias (collectively “the Pizzerias”).” The first Me-N-Ed’s Pizzeria opened in 1958. At December 31, 2005, there were 59 restaurants in operation, consisting of 41 owned and 18 franchised. Two of the restaurants were located in Texas and the remainder were in California. In addition to the Pizzerias, Milano has developed two new concepts: Pizzeria del Pane, a bakery/café concept and Me-N-Ed’s Pizza Pastaria, a quick-service Italian restaurant. The initial locations for each of the concepts opened in 2004.

In July 2003, ARI sold its interest in Milano to Gruppa Florentina, LLC (“Gruppa”), for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million (see NOTE 3. “NOTES RECEIVABLE”). ARI owns 20.0% of Gruppa, thereby retaining a 20.0% interest in Milano. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in Milano, management determined that the sale should be accounted for as a financing transaction. In September 2003, ARI sold the note to Syntek West for $2.3 million, plus accrued and unpaid interest, to reduce affiliate debt.

ARI’s businesses are not generally seasonal with regard to real estate investments. ARI’s investment strategy seeks both current income and capital appreciation. ARI’s plan of operation is to continue, to the extent its liquidity permits, to make equity investments in income-producing real estate such as hotels, apartments, and commercial properties, including equity securities of real estate-related entities. ARI also intends to continue to pursue higher risk, higher reward investments, such as improved and unimproved land where it can obtain financing of substantially all of a property’s purchase price. ARI intends to seek selected dispositions of certain of its assets, including in particular selected income producing properties in stabilized markets and certain of its land holdings where the prices obtainable for such assets justify their disposition. ARI has determined that it will no longer actively seek to fund or purchase mortgage loans. However, it may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. See ITEM 2. “PROPERTIES,” NOTE 3. “NOTES AND INTEREST RECEIVABLE” and Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

The specific composition from time-to-time of ARI’s real estate portfolio owned through subsidiaries depends largely on the judgment of management to changing investment opportunities and the level of risk associated with specific investments or types of investments. Management intends to attempt to maintain a real estate portfolio diversified by location and type of property.

In addition to its equity investments in real estate, ARI and/or its subsidiaries have also invested in private and open market purchases of the equity securities of IORI and TCI, both affiliates of ARI. See ITEM 2. “PROPERTIES—Investments in Real Estate Companies and Real Estate Partnerships.”

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, its day-to-day operations are performed by Prime, a contractual advisor under the supervision of the Board. The duties of Prime include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage note investments and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with ARI’s business plan and investment policy decisions made by the Board. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. As of March 24, 2006, PIAMI, Prime’s parent, owned 1,437,208 shares of ARI’s common stock, approximately 13.2% of the shares then outstanding. Prime is more fully described in ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.”

Prime has been providing advisory services to ARI since October 1, 2003. Prime also serves as advisor to TCI. The officers of ARI are also officers of IORI, TCI, and Prime. The directors of ARI also serve as directors of TCI. The Chairman of the Board of Directors of ARI also serves as the Chairman of the Board of Directors of TCI and IORI. One other director of ARI also serves as a director of TCI and IORI. Affiliates of Prime have provided property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide such property management services. Triad and Carmel subcontract with other entities for property-level management services. The general partner of Triad is PIAMI. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracts the property-level management and leasing of 29 of ARI’s commercial properties (shopping centers, office buildings, and industrial warehouses) to Regis Realty I, LLC (“Regis I”) which is owned by Highland. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARI’s 11 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is owned by Regis I.

Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.”

ARI has no employees itself, but Milano has 895 employees. Under the terms of the Advisory Agreement, employees of Prime render services to ARI.

Competition

Real Estate.    The real estate business is highly competitive and ARI competes with numerous entities engaged in real estate activities (including certain entities described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions”), some of which have greater financial resources than ARI. Management believes that success against such competition is dependent upon the geographic location of the property, the performance of property-level managers in areas such as leasing and marketing, collections and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to the property, the adequacy of related facilities, such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial, or group users. Management believes that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also ITEM 1A. “RISK FACTORS.”

To the extent that ARI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate entities and financial institutions, also attempting to sell properties in areas where ARI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Related Party Transactions,” the officers and directors of ARI also serve as officers and directors of TCI and the officers of ARI also serve as the officers of IORI and two directors of ARI are also directors of IORI. Both TCI and IORI have business objectives similar to ARI’s. ARI’s officers and directors owe fiduciary duties to both IORI and TCI as well as to ARI under applicable law. In determining whether a particular investment opportunity will be allocated to ARI, IORI, or TCI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, also as described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” ARI competes with affiliates of Prime having similar investment objectives, in the purchasing, selling, leasing, and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed ARI that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

ARI is subject to all the risks incident to ownership and financing of real estate and interests therein, many of which relate to the general illiquidity of real estate investments. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and availability of permanent mortgage financing which may render the purchase, sale, or refinancing of a property difficult or unattractive, and which may make debt service overly burdensome, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes, hurricanes and other acts of God and other factors beyond the control of management or the advisor. The illiquidity of real estate investments may also impair the ability of management to respond promptly to changing circumstances. Management believes that such risks are partially mitigated by the diversification by geographic region and property type of ARI’s real estate and mortgage notes receivable portfolios. However, to the extent that property sales, new property investments, in particular improved and unimproved land, or mortgage lending are concentrated in any particular region, the advantages of geographic diversification are mitigated.

Virtually all of ARI’s real estate, equity security holdings in TCI, and its portfolio of equity securities are held subject to secured indebtedness. Such borrowings increase the risk of loss because they represent a prior claim on ARI’s assets and require fixed payments regardless of profitability. In the event of default, the lender may foreclose on the assets securing such indebtedness, and ARI could lose its investment in the pledged assets.

Quick-Service Restaurants.    The pizza parlor business is highly competitive and is affected by changes in consumer tastes and eating habits, as well as national, regional, and local economic conditions, and demographic trends. The performance of an individual pizza parlor can be affected by changes in traffic patterns, demographics, and the type, number and location of competing restaurants.

The quick-service restaurant industry is extremely competitive with respect to price, service, location, and food quality. Milano and its franchisees compete with a variety of other restaurants in the quick-service restaurant industry; including those that offer dine-in, carryout and delivery services. These competitors include national and regional chains, franchisees of other restaurant chains and local owner-operated restaurants. Some of these competitors have been in existence longer and have an established market presence in certain geographic regions, and some have substantially greater financial, marketing, and other resources than Milano and its franchisees. Milano competes for qualified franchisees with many other restaurant concepts, including national and regional restaurant chains.

Milano’s success is largely dependent upon the efforts of its management and other key personnel. The loss of the service of one or more members of management could have an adverse effect on Milano’s operations.

Significant transitions in management involve important risks, including potential loss of key personnel, difficulties in implementing changes to operational strategies and maintaining relationships with franchisees.

At December 31, 2005, Milano owned and operated 41 and franchised 18 pizza parlors. The results achieved by Milano’s relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of Milano’s relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on Milano’s results of operations than would be the case in a company owning more pizza parlors.

Milano’s existing pizza parlors, both owned and franchised, are located predominately in California. At December 31, 2005, there were 55 pizza parlors in California and two in Texas. Accordingly, Milano’s results of operations may be affected by economic or other conditions in those regions. Given Milano’s present geographic concentration, publicity relating to Milano’s pizza parlors could have a more pronounced effect on Milano’s overall sales than might be the case if Milano’s pizza parlors were more geographically dispersed.

All of Milano’s owned pizza parlors are operated on premises leased from third parties. Most of the pizza parlor leases provide for a minimum annual rent. There can be no assurance that Milano will be able to renew leases upon expiration or that the lease terms on renewal will be as favorable as the current lease terms. In 2005, Milano purchased one franchise store and sold one company-owned store as a franchise. Milano also closed one company-owned store and converted two stores into a Me-N-Ed’s Pizza Pastaria. Milano opened one new franchise with two franchises leaving the system.

Available Information

ARI maintains an Internet site at http://www.amrealtytrust.com. Available through the website, free of charge, are Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, ARI has posted the charters for the Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as the Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on the website. These charters and principles are not incorporated in this report by reference. ARI will also provide a copy of these documents free of charge to stockholders upon written request. ARI issues Annual Reports containing audited financial statements to its common stockholders.

ITEM 1A.    RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information in this report before trading our securities.

Risk Factors Related to ARI’s Business

Adverse events concerning existing tenants, or negative market conditions that may affect existing tenants could have an adverse impact on ARI’s ability to attract new tenants, relet space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth.    Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. ARI could be adversely affected by various facts and events over which the Company has limited or no control, such as:

•	lack of demand for space in areas where the Company’s properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located;

•	potential risk of functional obsolescence of properties over time.

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

If tenants do not renew their leases as they expire, ARI may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is relet, may have terms that are less economically favorable than expiring lease terms, or may require ARI to incur significant costs, such as renovations, tenant improvements, or lease transaction costs.

Any of these events could adversely affect cash flow from operations and ARI’s ability to make distributions to shareholders and service indebtedness.

A significant portion of the costs of owning property, such as real estate taxes, insurance costs, and debt service payments are not necessarily reduced when circumstances cause a decrease in rental income from the properties.

ARI may not be able to compete successfully with other entities that operate in our industry.    ARI experiences a great deal of competition in attracting tenants for its properties and in locating land to develop and properties to acquire.

In ARI’s effort to lease its properties, ARI competes for tenants with a broad spectrum of other landlords. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than ARI is able to offer.

If the availability of land or high quality properties in ARI’s markets diminishes, operating results could be adversely affected.

ARI may experience increased operating costs, which could adversely affect our financial results and the value of our properties.    ARI’s properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs, and maintenance of the properties. While some current tenants generally are obligated by their leases to reimburse ARI for a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or new tenants will agree to pay these costs. If operating expenses increase in ARI’s markets, ARI may not be able to increase rents or reimbursements in all of these markets to offset the increased expenses, without at the same time decreasing occupancy rates. If this occurs, ARI’s ability to make distributions to shareholders and service indebtedness could be adversely affected.

ARI’s ability to achieve growth in operating income depends in part on its ability to develop properties.    ARI intends to continue to develop properties where warranted by market conditions. ARI has a number of ongoing development and land projects being readied for commencement.

Additionally, general construction and development activities include the following risks:

•	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property;

•	construction costs may exceed original estimates due to increases in interest rates and increased cost of materials, labor or other costs, possibly making the property less profitable because of inability to increase rents to compensate for the increase in construction costs;

•	some developments may fail to achieve expectations, possibly making them less profitable;

•	ARI may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require ARI to abandon its activities entirely with respect to a project;

•	ARI may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If ARI determines to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and ARI may determine the investment is impaired resulting in a loss;

•	ARI may expend funds on and devote management’s time to projects which will not be completed;

•	occupancy rates and rents at newly-completed properties may fluctuate depending on various factors including market and economic conditions, and may result in lower than projected rental rates and reduced income from operations.

ARI faces risks associated with property acquisitions.    ARI acquires individual properties and various portfolios of properties and intends to continue to do so. Acquisition activities are subject to the following risks:

•	when ARI is able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

•	acquired properties may be located in new markets where ARI faces risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•	ARI may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

ARI may acquire properties subject to liabilities and without any recourse, or with limited recourse, with respect to unknown liabilities. However, if an unknown liability was later asserted against the acquired properties, ARI might be required to pay substantial sums to settle it, which could adversely affect cash flow.

Many of ARI’s properties are concentrated in our primary markets, and the Company may suffer economic harm as a result of adverse conditions in those markets.    ARI’s properties are located principally in specific geographic areas in the Southwestern, Southeastern, and Midwestern United States. The Company’s overall performance is largely dependent on economic conditions in those regions.

ARI is leveraged and we may not be able to meet our debt service obligations.    ARI had total indebtedness at December 31, 2005 of approximately $1.044 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. ARI’s leveraged position makes it vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

The Company may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.    ARI relies on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee ARI will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	ARI’s own financial structure and performance;

•	the market’s opinion of real estate companies in general;

•	the market’s opinion of real estate companies that own properties like ARI.

ARI may suffer adverse effects as a result of terms and covenants relating to the Company’s indebtedness.    Required payments on ARI’s indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders may be reduced. If payments on debt cannot be made, ARI could sustain a loss or suffer judgments, or in the case of mortgages, suffer foreclosures by mortgagees. Further, some obligations contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

ARI anticipates only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, ARI is likely to refinance a portion of its outstanding debt as it matures. There is a risk that ARI may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the maturing debt. If principal balances due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity capital, cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

ARI’s credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt, which ARI must maintain. ARI’s continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and ARI may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

ARI’s leverage could affect the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, development, or other general corporate purposes. The degree of leverage could also make ARI more vulnerable to a downturn in business or the economy or could affect the market price of the Company’s common stock.

An increase in interest rates would increase interest costs on variable rate debt and could adversely impact the Company’s ability to refinance existing debt.    ARI currently has, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will the interest costs, which would adversely affect cash flow and the ability to pay principal and interest on ARI’s debt and the ability to make distributions to shareholders. Further, rising interest rates could limit ARI’s ability to refinance existing debt when it matures.

Unbudgeted capital expenditures or cost overruns could adversely affect business operations and cash flow.    If capital expenditures for ongoing or planned development projects or renovations exceed expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, ARI might not have access to funds on a timely basis to pay the unexpected expenditures.

Construction costs are funded in large part through construction financing, which the Company may guarantee and the Company’s obligation to pay interest on this financing continues until the rental project is completed, leased up, and permanent financing is obtained, or the for sale project is sold or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

ARI may need to sell properties from time-to-time for cash flow purposes.    Because of the lack of liquidity of real estate investments generally, ARI’s ability to respond to changing circumstances may be limited. Real estate investments generally cannot be sold quickly. In the event that ARI must sell assets to generate cash flow, ARI cannot predict whether there will be a market for those assets in the time period desired, or whether ARI will be able to sell the assets at a price that will allow the Company to fully recoup its investment. ARI may not be able to realize the full potential value of the assets and may incur costs related to the early pay-off of the debt secured by such assets.

The Company intends to devote resources to the development of new projects.    ARI plans to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	ARI may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	ARI may not be able to obtain financing on favorable terms for development of a property, if at all;

•	the Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs;

•	ARI may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.    ARI is subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	ARI’s real estate assets are concentrated primarily in the Southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

•	changes in interest rates may make the ability to satisfy debt service requirements more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control;

•	acts of terrorism, and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

Risks Related to the Real Estate Industry

Real estate investments are illiquid, and the Company may not be able to sell properties if and when it is appropriate to do so.    Real estate generally cannot be sold quickly. ARI may not be able to dispose of properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code may limit ARI’s ability to sell properties (without incurring significant tax costs) in some situations when it may be otherwise economically advantageous to do so, thereby adversely affecting returns to stockholders and adversely impacting ARI’s ability to meet it’s obligations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

ARI’s principal offices are located at 1800 Valley View Lane, Suite 300, Dallas, Texas 75234 and are, in the opinion of management, suitable and adequate for ARI’s present operations.

Details of ARI’s and its subsidiaries’ real estate and mortgage notes receivable portfolios at December 31, 2005, are set forth in SCHEDULES III and IV, respectively, to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning ARI’s real estate and mortgage notes receivable portfolios.

At December 31, 2005, no single asset accounted for 10.0% or more of total assets. At December 31, 2005, 82.7% of ARI’s assets consisted of real estate, and 6.1% consisted of notes and interest receivable. The remaining 11.2% of ARI’s assets were cash, cash equivalents, marketable equity securities, restaurant equipment, investments in equity investees, goodwill and other intangibles, and other assets. The percentage of assets invested in any one category is subject to change and no assurance can be given that the composition of ARI’s assets in the future will approximate the percentages listed above.

ARI’s real estate is geographically diverse with concentrations in the Southwest, Southeast, and Midwest regions. At December 31, 2005, ARI’s real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under “Real Estate” below. ARI also holds mortgage notes receivable secured by real estate located in the Southwest, Pacific, and Midwest regions of the continental United States. See SCHEDULE IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of ARI’s notes receivable portfolio.

Real Estate

At December 31, 2005, 83.7% of ARI’s assets were invested in real estate and the equity securities of IORI and other equity investees. ARI invests in real estate located throughout the continental United States, either on a leveraged or non-leveraged basis. ARI’s real estate portfolio consists of properties held for investment, properties held for sale, investments in partnerships, and investments in equity investees.

Types of Real Estate Investments.    ARI’s real estate consists of apartments, commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart), hotels, and improved and unimproved land. In selecting real estate for investment, the location, age, and type of property, gross rents, lease terms, financial and business standing of tenants, operating expenses, fixed charges, land values, and physical condition are among the factors considered. Properties may be purchased subject to debt, or existing debt may be assumed and properties may be mortgaged, pledged or otherwise collateralized to obtain financing. The Board of Directors may alter the types of and criteria for selecting new real estate investments and for obtaining financing without a vote of stockholders.

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

At December 31, 2005, ARI had the following properties under construction.

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Laguna Vista	Farmers Branch, TX	206 Units	$8,308	$12,797	$17,741
Legends of El Paso	El Paso, TX	240 Units	5,319	12,765	16,040
Mission Oaks	San Antonio, TX	228 Units	12,072	5,397	15,636
Parc at Maumelle	Maumelle, AR	240 Units	11,805	6,894	16,829
Parc at Metro Center	Nashville, TN	144 Units	3,328	9,287	11,141

In 2005, ARI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas, the 220 unit Wildflower Villas in Temple, Texas, the 398 unit Kingsland Ranch Apartments in Houston, Texas, the 240 unit Stonebridge at City Park Apartments in Houston, Texas, and the 240 unit Vistas of Vance Jackson in San Antonio, Texas.

In the opinion of management, the properties owned by ARI are adequately covered by insurance.

The Company’s three office buildings in downtown New Orleans suffered extensive damage from Hurricane Katrina. Management is presently working with the Company’s insurance carriers to finalize all related claims. Most of the necessary repairs to the Amoco and 1010 Common Buildings have either been made or scheduled. At year-end, the Company had received approximately $8.7 million from its insurance carriers principally as partial reimbursement for Katrina-related lost rents. At the same time, the Company had spent $1.7 million to stabilize and initiate repairs to the buildings. At December 31, 2005, the Amoco Building and the 1010 Common Building were open for business on a limited-access basis. The 225 Baronne Building, however, is closed until the assessment of damages can be fully completed. We believe our insurance coverage is adequate to fully cover the cost of repairs and lost rents, less our normal property and wind deductibles.

Two of our apartment communities (Island Bay and Marina Landing) in Galveston, Texas and one property (Harper’s Ferry) in Lafayette, Louisiana suffered damage from Hurricane Rita. Most of the repairs have either been completed or scheduled. Our insurance policies will cover the costs of the required repairs, excluding normal property and wind deductibles.

The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 92 parcels of improved and unimproved land, a hotel in Wroclaw, Poland, and a single-family residence, described below) at December 31, 2005.

Region	Apartments	Commercial Properties	Hotels
Midwest	6%	16%	11%
Mountain	—	12	12
Pacific	—	1	47
Southeast	9	5	30
Southwest	85	66	—

	100%	100%	100%

The foregoing table is based solely on the number of apartment units, amount of commercial square footage, and number of hotel rooms owned, and does not reflect the value of ARI’s investment in each region. See

SCHEDULE III to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of owned real estate.

Excluded from the table above are a 165 room hotel in Wroclaw, Poland, a single family residence in Dallas, Texas, and 92 parcels of improved and unimproved land. See “Land Properties” table below for a listing of properties, locations, and acres.

A summary of the activity in the owned real estate portfolio during 2005 is as follows:

Owned properties at January 1, 2005	204
Properties purchased (excluding additions to existing land parcels)	28
Properties added from consolidation of partnerships	1
Properties sold (excluding partial sales)	(21)

Owned properties at December 31, 2005	212

Operating Properties.    Set forth below are ARI’s operating properties and the monthly rental rate for apartments, the average annual rental rate for commercial properties, the average daily room rate and room revenue divided by total available rooms for hotels, and occupancy at December 31, 2005, 2004, and 2003 for apartments and commercial properties and average occupancy during 2005, 2004, and 2003 for hotels.

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2005	2004	2003	2005	2004	2003
Apartments
4400	Midland, TX	92 Units/94,472 Sq. Ft.	$.55	$.51	$.49	97%	97%	86%
Apple Lane	Lawrence, KS	75 Units/30,000 Sq. Ft.	1.12	1.08	1.05	100	100	100
Arbor Point	Odessa, TX	195 Units/178,920 Sq. Ft.	.50	.47	.45	92	90	95
Arlington Place	Pasadena, TX	230 Units/205,476 Sq. Ft.	.76	.76	.76	96	97	97
Ashton Way	Midland, TX	178 Units/138,964 Sq. Ft.	.48	.45	.43	96	95	87
Autumn Chase	Midland, TX	64 Units/58,652 Sq. Ft.	.61	.57	.55	95	98	98
Bay Walk	Galveston, TX	192 Units/153,120 Sq. Ft.	.75	.75	.75	94	90	95
Blue Lake Villas	Waxahachie, TX	186 Units/169,746 Sq. Ft.	.93	.91	.91	95	90	92
Blue Lake Villas II	Waxahachie, TX	70 Units/69,768 Sq. Ft.	.79	*	*	99	*	*
Bluffs at Vista Ridge	Lewisville, TX	272 Units/257,432 Sq. Ft.	.98	*	*	89	*	*
Breakwater Bay	Beaumont, TX	176 Units/145,688 Sq. Ft.	.94	.93	*	99	87	*
Bridges on Kinsey	Tyler, TX	232 Units/209,888 Sq. Ft.	.87	*	*	98	*	*
Bridgestone	Friendswood, TX	76 Units/65,519 Sq. Ft.	.74	.74	.74	96	96	96
Capitol Hill	Little Rock, AR	156 Units/151,116 Sq. Ft.	.76	.88	*	98	70	*
Château	Bellevue, NE	115 Units/99,220 Sq. Ft.	.74	.73	.73	91	86	86
Château Bayou	Ocean Springs, MS	122 Units/105,536 Sq. Ft.	.70	.67	.67	100	94	94
Courtyard	Midland, TX	133 Units/111,576 Sq. Ft.	.49	.47	.46	96	94	99
Coventry	Midland, TX	120 Units/105,608 Sq. Ft.	.51	.45	.44	98	96	84
Dakota Arms	Lubbock, TX	208 Units/178,776 Sq. Ft.	.88	*	*	93	*	*
DeSoto Ranch	DeSoto, TX	248 Units/240,718 Sq. Ft.	.97	.95	.94	96	98	98
El Chapparal	San Antonio, TX	190 Units/174,220 Sq. Ft.	.76	.75	.73	93	94	96
Fairway View Estates	El Paso, TX	264 Units/204,000 Sq. Ft.	.67	.65	.64	95	90	96
Fairways	Longview, TX	152 Units/134,176 Sq. Ft.	.61	.59	.58	91	96	93
Falcon Lakes	Arlington, TX	284 Units/207,960 Sq. Ft.	.97	.96	.96	96	94	94
Fountain Lake	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.62	92	86	96
Fountains of Waterford	Midland, TX	172 Units/129,200 Sq. Ft.	.61	.55	.53	96	96	99
Foxwood	Memphis, TN	220 Units/212,000 Sq. Ft.	.61	.61	.61	95	83	83
Governor’s Square	Tallahassee, FL	169 Units/146,550 Sq. Ft.	.69	.73	.73	98	95	95
Harper’s Ferry	Lafayette, LA	122 Units/112,500 Sq. Ft.	.61	.61	.60	98	95	90
Heather Creek	Mesquite, TX	200 Units/170,212 Sq. Ft.	.95	.94	*	94	93	*
Hunters Glen	Midland, TX	260 Units/174,180 Sq. Ft.	.45	.42	.39	100	93	94
Island Bay	Galveston, TX	458 Units/374,784 Sq. Ft.	.84	.83	.83	94	93	91
Kingsland Ranch	Houston, TX	398 Units/350,574 Sq. Ft.	.96	*	*	97	*	*

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2005	2004	2003	2005	2004	2003
Lake Forest	Houston, TX	240 Units/193,872 Sq. Ft.	.97	*	*	95	*	*
Limestone Canyon	Austin, TX	260 Units/216,000 Sq. Ft.	1.06	1.06	1.06	94	96	91
Limestone Ranch	Lewisville, TX	252 Units/219,600 Sq. Ft.	.97	.95	.94	94	95	91
Marina Landing	Galveston, TX	256 Units/205,504 Sq. Ft.	.83	.83	.83	97	92	95
Mariposa Villas	Dallas, TX	216 Units/199,656 Sq. Ft.	.89	.89	.89	92	95	97
Mediterranean Villas	San Antonio, TX	140 Units/158,960 Sq. Ft.	.58	.56	.56	99	92	92
Mountain Plaza	El Paso, TX	188 Units/220,710 Sq. Ft.	.54	.52	.52	97	90	94
Oak Park IV	Clute, TX	108 Units/78,708 Sq. Ft.	.56	.56	.56	93	93	91
Oak Tree	Grandview, MO	189 Units/160,591 Sq. Ft.	.67	.66	.66	88	93	93
Paramount Terrace	Amarillo, TX	181 Units/123,840 Sq. Ft.	.62	.61	.60	96	91	93
Plantation	Tulsa, OK	138 Units/103,500 Sq. Ft.	.61	.61	.61	91	90	92
Quail Oaks	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.83	.83	.83	97	95	95
River Oaks	Wylie, TX	180 Units/164,604 Sq. Ft.	.96	.86	.86	95	95	98
Sendero Ridge	San Antonio, TX	384 Units/340,880 Sq. Ft.	.95	1.02	1.01	90	94	80
Somerset	Texas City, TX	200 Units/163,368 Sq. Ft.	.68	.68	.68	92	85	88
Southgate	Odessa, TX	180 Units/151,656 Sq. Ft.	.51	.46	.43	95	98	93
Spy Glass	Mansfield, TX	256 Units/239,264 Sq. Ft.	.97	.96	.95	93	92	97
Stonebridge at City Park	Houston, TX	240 Units/207,424 Sq. Ft.	.97	*	*	96	*	*
Sunchase	Odessa, TX	300 Units/223,048 Sq. Ft.	.54	.51	.49	96	97	96
Sunset	Odessa, TX	240 Units/160,400 Sq. Ft.	.49	.49	.50	98	97	100
Timbers	Tyler, TX	180 Units/101,666 Sq. Ft.	.61	.60	.60	97	96	92
Tivoli	Dallas, TX	190 Units/168,862 Sq. Ft.	.96	.95	.95	93	92	92
Treehouse	Irving, TX	160 Units/153,072 Sq. Ft.	.80	.80	*	95	96	*
Verandas at City View	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.92	.92	.60	96	93	92
Villa Del Mar	Wichita, KS	162 Units/128,004 Sq. Ft.	.62	.62	.62	91	89	89
Villager	Ft. Walton, FL	33 Units/22,840 Sq. Ft.	.88	.79	.79	97	100	100
Vistas at Pinnacle Park	Dallas, TX	332 Units/276,928 Sq. Ft.	.93	.91	*	93	96	*
Vistas at Vance Jackson	San Antonio, TX	240 Units/196,272 Sq. Ft.	.72	*	*	94	*	*
Westwood	Mary Ester, FL	120 Units/93,000 Sq. Ft.	.83	.74	.74	99	100	100
Westwood	Odessa, TX	79 Units/49,001 Sq. Ft.	.54	.46	.44	100	91	100
Whispering Pines	Topeka, KS	320 Units/299,264 Sq. Ft.	.55	.55	.55	91	91	91
Wildflower Villas	Temple, TX	220 Units/201,536 Sq. Ft.	.85	*	*	92	*	*
Willow Creek	El Paso, TX	112 Units/103,140 Sq. Ft.	.59	.58	.57	97	97	96
Willo-Wick Gardens	Pensacola, FL	152 Units/153,360 Sq. Ft.	.56	.55	.55	95	95	91
Windsong	Ft. Worth, TX	188 Units/169,464 Sq. Ft.	.90	.89	*	96	91	*
Woodlake	Carrollton, TX	256 Units/210,208 Sq. Ft.	.87	.87	.87	94	92	92
Woodview	Odessa, TX	232 Units/165,840 Sq. Ft.	.56	.53	.52	96	93	94

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	14.09	14.08	13.63	85	84	82
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	10.62	10.70	10.63	68	69	65
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	21.88	*	*	88	*	*
Amoco	New Orleans, LA	378,244 Sq. Ft.	13.78	13.66	13.37	72	69	78
Cooley Building	Farmers Branch, TX	27,000 Sq. Ft.	13.63	12.63	12.63	100	100	100
Durham Center	Durham, NC	207,171 Sq. Ft.	16.60	17.73	17.73	55	83	83
Eton Square	Tulsa, OK	222,654 Sq. Ft.	10.51	11.09	11.60	60	75	38
Executive Court	Memphis, TN	41,840 Sq. Ft.	4.51	8.00	8.00	10	*	*
Forum	Richmond, VA	79,791 Sq. Ft.	13.86	13.68	14.23	90	76	61
Four Hickory Centre	Farmers Branch, TX	226,911 Sq. Ft.	18.41	18.70	18.70	11	4	4
Lexington Center	Colorado Springs, CO	74,603 Sq. Ft.	10.88	10.56	12.33	58	58	70
One Hickory Centre	Farmers Branch, TX	102,615 Sq. Ft.	18.67	20.34	20.34	100	74	74
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10.00	*	*	0	*	*
Parkway North	Dallas, TX	71,041 Sq. Ft.	15.26	16.58	18.08	31	60	64
Signature Building	Dallas, TX	56,532 Sq. Ft.	10.00	**	**	100	**	**
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	18.29	21.47	21.47	89	100	100
University Square	Anchorage, AK	22,260 Sq. Ft.	19.73	14.64	14.64	77	100	100
Westgrove Air Plaza	Addison, TX	78,326 Sq. Ft.	11.29	12.68	13.26	79	74	94

Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000 Sq. Ft.	2.85	2.85	2.80	100	100	65

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2005	2004	2003	2005	2004	2003
Addison Hanger	Addison, TX	23,650 Sq. Ft.	7.83	7.54	7.94	100	67	100
Addison Hanger II	Addison, TX	29,000 Sq. Ft.	9.05	9.24	9.64	100	92	92
Encon	Fort Worth, TX	256,410 Sq. Ft.	2.93	3.12	3.17	100	100	100
Space Center	San Antonio, TX	101,500 Sq. Ft.	3.36	3.41	3.43	61	61	84

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7.23	6.97	7.25	89	89	90
Cross County Mall	Mattoon, IL	304,575 Sq. Ft.	5.59	5.44	5.44	88	88	88
Cullman	Cullman, AL	92,466 Sq. Ft.	5.15	3.55	3.53	27	27	95
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	5.92	5.91	5.51	53	64	61
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	5.95	*	*	93	*	*

Merchandise Mart
Denver Mart	Denver, CO	320,466 Sq. Ft.	18.56	11.75	11.75	95	92	92

Single Family Residence
Tavel Circle	Dallas, TX	2,271 Sq. Ft.

*	Property was purchased or constructed in 2003, 2004, or 2005.
**	Not applicable data. ARI sold the Signature Athletic Club in November 2004, but retained the Signature Building.

			Average Room Rate			Occupancy %			Total Room Revenues Divided By Total Available Rooms
Property	Location	Rooms	2005	2004	2003	2005	2004	2003	2005	2004	2003
Hotels
Akademia	Wroclaw, Poland	165 Rooms	$63.00	$55.33	$47.78	73%	65%	51%	$45.09	$35.98	$46.86
Best Western	Virginia Beach, VA	110 Rooms	120.26	108.92	108.92	48	65	65	57.62	70.56	70.56
Château Inn	Fresno, CA	78 Rooms	71.88	63.42	63.42	60	58	58	43.01	36.52	36.52
City Suites	Chicago, IL	45 Rooms	144.21	126.29	120.16	63	58	58	96.18	71.60	76.78
Comfort Inn	Denver, CO	161 Rooms	56.10	56.10	56.10	55	55	55	35.49	30.80	30.80
Picadilly Airport	Fresno, CA	185 Rooms	81.15	79.25	75.18	62	63	61	53.49	50.50	50.04
Picadilly Shaw	Fresno, CA	194 Rooms	83.46	81.19	81.19	66	69	69	59.01	58.10	55.70
Picadilly University	Fresno, CA	190 Rooms	77.68	68.21	68.21	57	63	63	44.19	43.03	43.03
The Majestic	Chicago, IL	55 Rooms	151.17	129.64	124.47	52	52	48	75.50	65.91	57.86
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	100.91	93.97	93.97	43	53	53	43.44	49.98	49.98
Willows	Chicago, IL	52 Rooms	141.10	119.84	121.24	57	57	53	86.14	67.62	69.54

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below, or above market rates.

In 2005, ARI purchased the following properties:

Property	Location	Units/ Sq. Ft./ Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	$2,247	$464	$1,774	5.50%		01/47
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—	5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	—	817	5.65		09/46

Land
Addison Park – Residential	Addison, TX	1.9 Acres	1,475	381	1,180	8.00	(3)	11/06
Addison Park – Retail	Addison, TX	3.4 Acres	783	201	626	8.00	(3)	11/06
Alliance 8	Tarrant County, TX	8 Acres	657	332	408	7.75	(3)	05/06
Alliance 52	Tarrant County, TX	51.9 Acres	2,538	1,054	1,610	7.75	(3)	05/06

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Alliance Airport	Tarrant County, TX	12.7 Acres	850	892	—		—		—
Denton	Denton, TX	25.9 Acres	2,100	862	1,365		7.75	(3)	04/07
Denton – Andrew B	Denton, TX	22.9 Acres	853	345	554		8.00	(3)	06/07
Denton – Andrew C	Denton, TX	5.2 Acres	303	126	197		8.00	(3)	06/07
Katrina(1)	Palm Desert, CA	23.0 Acres	4,184	—	—		—		—
Kaufman Cogen	Kaufman County, TX	2,567 Acres	5,498	6,110	—		—		—
Kaufman Taylor	Kaufman County, TX	31.0 Acres	465	486	—		—		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—		—		—
Luna	Farmers Branch, TX	2.6 Acres	250	257	—		—		—
Mandahl Bay	US Virgin Islands	50.4 Acres	7,000	4,101	3,500		7.00		07/05	(7)
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—		—		—
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—		—		—
Mandahl Bay (Inn)	US Virgin Islands	15.0 Acres	2,500	2,731	—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—		—		—
Mansfield	Mansfield, TX	21.9 Acres	1,450	577	943		7.50	(3)	03/07
Mason Goodrich(1)	Houston, TX	13.0 Acres	1,360	—	—		—		—
McKinney Ranch	McKinney, TX	464.9 Acres	45,975	19,992	28,051		8.00		12/08
Palmer Lane(10)	Austin, TX	367.4 Acres	24,832	—	14,599		8.25		08/07
Pantaze	Dallas, TX	6.0 Acres	265	276	—		—		—
Payne I & II(9)	Las Colinas, TX	149.7 Acres	1,000	1,066	—		—		—
Senlac	Farmers Branch, TX	11.9 Acres	625	643	—		—		—
Senlac VHP	Farmers Branch, TX	3.9 Acres	595	623	—		—		—
Southwood Plantation(5)	Tallahassee, FL	12.9 Acres	525	555	—		—		—
TuTu	US Virgin Islands	19.5 Acres	1,350	1,401	—		—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—		—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702	3,828		6.08	(3)	01/07
Wilmer 88	Dallas, TX	87.6 Acres	638	668	—		—		—

Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663	40,487	(8)	6.16		01/13
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.50	(3)	05/06

Shopping Center
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	8,200	2,223	6,495		7.28		02/13

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View land parcels.
(3)	Variable rate.
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50% interest in this land tract.
(6)	Purchased a 37.5% interest in this land tract.
(7)	Extended to April 2006, with an increase in the interest rate to 8.0%.
(8)	First lien of $35.3 million. Second lien of $5.1 million. Interest rate and maturity date identical for both.
(9)	TCI dissolved the 50% Tenant-In-Common interest in the Payne land, resulting in TCI owning the 109.8 acre Payne I tract and the 39.9 acre Payne II tract. TCI paid an additional $1.0 million for the 30.4 flood plain acreage difference between the two parties.
(10)	In addition to debt assumed, the property was acquired in exchange for cancellation of a $2.3 million note receivable, and a $7.6 million reduction in receivables from Prime, a related party.

In 2005, ARI sold the following properties:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain on Sale
Apartments
By the Sea	Corpus Christi, TX	153 Units	$7,450	$2,050		$5,165		$1,770
Longwood	Long Beach, MS	200 Units	6,456	9		6,253		56
Quail Pointe	Huntsville, AL	184 Units	6,200	2,157		3,501		5,265
Sun Hollow	El Paso, TX	216 Units	7,700	2,623		4,327		5,816
Terrace Hills	El Paso, TX	310 Units	12,300	5,467		5,890		6,959
Waters Edge III & IV	Gulfport, MS	318 Units	16,350	6,201		7,207		7,724
Windsor Tower	Ocala, FL	64 Units	2,845	(85	)(2)	1,937	(1)	785
Woodhollow	San Antonio, TX	546 Units	12,500	3,429		7,900		8,290

Hotels
Majestic Inn	San Francisco, CA	57 Rooms	7,900	3,487		3,950		3,272

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738		—		329

Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.8 Acres	7,674	5,627		1,744		2,729
Granbury Station	Ft. Worth, TX	15.7 Acres	1,003	265		738		10
JHL Connell	Carrollton, TX	3.7 Acres	2,236	1,625		—		1,397
Katrina	Palm Desert, CA	9.9 Acres	2,616	574		—		1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591		—		1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281		—		619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340		—		818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455		—		1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)		5,100		9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027		—		2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981		6,601		5,630
LCLLP	Las Colinas, TX	4.3 Acres	1,873	511		1,290		1,327
Mason Goodrich	Houston, TX	16.0 Acres	2,091	935		—		802
McKinney Ranch	McKinney, TX	1.3 Acres	347	325		—		191
McKinney Ranch	McKinney, TX	27.2 Acres	10,070	2,214		—		—	(3)
McKinney Ranch	McKinney, TX	3.7 Acres	1,381	290		—		—	(4)
Nashville	Nashville, TN	3.0 Acres	441	(13)		408		282
Nashville	Nashville, TN	1.2 Acres	304	236		—		226
Nashville	Nashville, TN	0.7 Acres	50	(2)		—		18
Nashville	Nashville, TN	5.0 Acres	1,035	(31)		941		737
Round Mountain	Austin, TX	10.0 Acres	1,500	251		—		1,094
Vineyards	Grapevine, TX	7.6 Acres	4,323	874		—		1,764
Vineyards and Vineyards II	Grapevine, TX	5.2 Acres	2,332	160		300		494
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)		914		440
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)		4,096		2,185
West End	Dallas, TX	0.8 Acres	2,259	2,099		—		1,259
West End	Dallas, TX	0.8 Acres	2,430	213		2,000		1,448

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,366		6,506		2,781
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253		961		1,212
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114		3,284		132
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843		7,792		10,603

Shopping Centers
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	14,250	6,192		6,651		7,129

(1)	Debt assumed by purchaser.
(2)	Cash of $860,000 received by an affiliate, increasing ARI’s affiliate receivable.
(3)	Gain of $7.0 million deferred due to insufficient initial buyer investment.
(4)	Gain of $307,000 deferred due to insufficient initial buyer investment.

In 2005, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./ Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Autumn Chase	Midland, TX	64 Units	$1,166	$797	$317	5.88	%(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35
Sun Hollow	El Paso, TX	216 Units	2,000	—	2,000	12.50		01/06	(4)
Sunset	Odessa, TX	240 Units	2,995	1,684	1,054	5.25	(1)	10/35
Westwood	Odessa, TX	79 Units	500	—	464	5.25	(1)	12/35

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	11,000	10,540	137	6.19	(1)	09/10

Land
2301 Valley Branch	Farmers Branch, TX	23.8 Acres	2,420	2,841	(385)	8.50	(1)	12/06
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	01/07
Centura(3)	Farmers Branch, TX	8.8 Acres	6,727	—	6,727	8.50	(1)	08/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	01/07
Elm Fork	Denton County, TX	105.4 Acres	7,740	—	7,540	7.00	(1)	07/06
McKinney 36	Collin County, TX	34.6 Acres	4,000	1,747	2,123	6.50	(1)	12/07
Mercer Crossing	Farmers Branch, TX	235 Acres	3,000	—	2,889	8.50		12/06
Nashville	Nashville, TN	109.6 Acres	7,000	—	6,341	7.50		02/07
Payne I	Las Colinas, TX	109.9 Acres	6,732	—	6,550	8.00		12/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	03/07
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	01/07
West End (2)	Dallas, TX	5.5 Acres	2,000	—	1,842	8.00	(1)	06/07

Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

(1)	Variable rate.
(2)	Drawn on the $10.0 million line of credit for land acquisitions and financing.
(3)	IORI purchased the Centura Land for $13.0 million. See NOTE 9. “RELATED PARTY TRANSACTIONS.”
(4)	Paid in full in January 2006.

Land Properties.    Set forth below are ARI’s land properties, consisting of both improved and unimproved land:

Property	Location	Acres
1013 Common	New Orleans, LA	0.4
2301 Valley Branch	Farmers Branch, TX	23.8
Addison Park – Residential	Addison, TX	3.4
Addison Park – Retail	Addison, TX	1.9
Alliance 8	Tarrant County, TX	8.0
Alliance 52	Tarrant County, TX	51.9
Alliance Airport	Tarrant County, TX	12.7
Backlick	Springfield, VA	4.0
Bonneau	Dallas County, TX	8.4
Centura	Farmers Branch, TX	8.8
Chase Oaks	Plano, TX	11.8
Cooks Lane	Ft. Worth, TX	23.2

Property	Location	Acres
Croslin	Dallas County, TX	0.8
Dalho	Farmers Branch, TX	3.4
Denton	Denton, TX	25.9
Denton – Andrew B	Denton, TX	22.9
Denton – Andrew C	Denton, TX	5.2
Denton-Coonrod	Denton , TX	82.2
DeSoto	DeSoto, TX	21.9
Dominion	Dallas, TX	14.4
Elm Fork	Denton County, TX	105.4
Fiesta	San Angelo, TX	0.7
Folsom	Dallas, TX	36.8
Fort Wayne	Fort Wayne, IN	18.9
Fruitland	Fruitland Park, FL	4.7
FRWM Cummings	Farmers Branch, TX	6.5
Hollywood Casino	Farmers Branch, TX	42.8
HSM	Farmers Branch, TX	6.2
JHL Connell	Carrollton, TX	3.9
Katrina	Palm Desert, CA	22.4
Kaufman Cogen	Kaufman County, TX	2,567.0
Kaufman Taylor	Kaufman County, TX	31.0
Keenan Bridge	Farmers Branch, TX	7.5
Kelly Lots	Collin County, TX	0.8
Lacy Longhorn	Farmers Branch, TX	17.1
LaDue	Farmers Branch, TX	8.0
Lakeshore Villas	Humble, TX	1.4
Lamar/Parmer	Austin, TX	17.1
Las Colinas	Las Colinas, TX	1.6
Las Colinas	Las Colinas, TX	4.7
LCLLP	Las Colinas, TX	41.2
Leone	Irving, TX	8.2
Limestone Canyon	Austin, TX	10.0
Lubbock	Lubbock, TX	2.9
Luna Road	Farmers Branch, TX	2.6
Mandahl Bay	US Virgin Islands	110.7
Manhattan	Farmers Branch, TX	108.9
Mansfield	Mansfield, TX	21.9
Marine Creek	Ft. Worth, TX	43.3
Mason Park	Houston, TX	18.0
Mason/Goodrich	Houston, TX	17.2
McKinney 36	Collin County, TX	34.6
McKinney Corners	Collin County, TX	18.5
McKinney Ranch	McKinney, TX	432.7
Meloy	Kent, OH	54.2
Mendoza	Dallas County, TX	0.4
Mira Lago	Farmers Branch, TX	4.2
Nashville	Nashville, TN	107.2
Pac Trust	Farmers Branch, TX	7.1
Palmer Lane	Austin, TX	367.4
Pantaze	Dallas, TX	6.0
Payne I	Las Colinas, TX	109.9
Payne II	Las Colinas, TX	39.9

Property	Location	Acres
Pioneer Crossing	Austin, TX	439.1
Pulaski	Pulaski County, AR	21.9
Railroad	Dallas, TX	.3
Rochelle I	Las Colinas, TX	10.1
Rochelle II	Las Colinas, TX	21.3
Rogers	Rogers, AR	20.1
Seminary West	Ft. Worth, TX	5.4
Senlac	Farmers Branch, TX	11.9
Senlac VHP	Farmers Branch, TX	4.0
Sheffield Village	Grand Prairie, TX	13.9
Siskiyou	Siskiyou County, CA	20.7
Sladek	Travis County, TX	63.3
Southwood Plantation	Tallahassee, FL	13.0
Stagliano	Farmers Branch, TX	3.2
Thompson	Farmers Branch, TX	4.0
Thompson II	Dallas County, TX	3.3
Tomlin	Farmers Branch, TX	9.2
Travelers	Farmers Branch, TX	202.0
Valley Ranch	Irving, TX	29.9
Valley View 34	Farmers Branch, TX	33.9
Valwood	Dallas County, TX	235.0
Vineyards	Tarrant County, TX	11.2
Vineyards II	Tarrant County, TX	10.1
Vista Ridge	Lewisville, TX	42.5
Walker	Dallas County, TX	132.6
West End	Dallas, TX	5.3
Whorton	Benton County, AR	79.7
Wilmer 88	Dallas, TX	87.6

		6,341.0

Partnership Properties.    ARI accounts for partnership properties using the equity method. ARI had no property information for properties owned by partnerships.

In December 2004, ARI sold to an unrelated investment group a 95% partnership interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. ARI retained a non-controlling 1% general partner and 4% limited partner interest in Garden Centura, L.P. ARI accounts for its investment in this partnership on the equity method.

Mortgage Loans

In addition to real estate, a portion of ARI’s assets are invested in mortgage notes receivable, secured by income-producing real estate, unimproved land and partnership interests. Management expects the percentage of ARI’s assets invested in mortgage loans will decline, as ARI will no longer seek to fund or acquire new mortgage loans. However, ARI may, in selected instances, originate mortgage loans or it may provide purchase money financing in conjunction with a property sale. Management intends to service and hold for investment the mortgage notes currently in the portfolio. Mortgage notes receivable consist primarily of first mortgage loans.

Types of Properties Subject to Mortgages.    The types of properties securing mortgage notes receivable at December 31, 2005, consisted of four commercial buildings, unimproved land and partnership interests. The type of properties subject to mortgages in which ARI invests may be altered without a vote of stockholders.

As of December 31, 2005, the obligors on $44.5 million or 54.0% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $11.5 million or 14.0% of the mortgage notes receivable portfolio was non-performing.

The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 2005), by property type and geographic region, of the income producing properties that serve as collateral for ARI’s mortgage notes receivable. Excluded are $61.8 million of mortgage notes that are secured by unimproved land and other security, or are unsecured. See SCHEDULE IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for additional details of ARI’s mortgage notes receivable portfolio.

Region	Commercial Properties
Midwest	5%
Southwest	95

100%

A summary of the activity in the mortgage notes receivable portfolio during 2005 is as follows:

Mortgage notes receivable at January 1, 2005	59
Loans funded	16
Loans collected in full	(12)
Loans sold	(8)

Mortgage notes receivable at December 31, 2005	55

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

The following discussion briefly describes first mortgage loans funded in 2005, as well as events during 2005 that affected previously funded mortgage loans.

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

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity. In 2005, $117,000 in principal was collected. In March 2006, the note was extended to March 2007 by paying a 1% extension fee and making a 10% principal reduction.

In September 2003, ARI sold a 367.4 acre tract of its Pioneer Crossing land parcel for $22.5 million, receiving $4.9 million after payment of closing costs and providing purchase money financing of $16.9 million. The note bears interest at 8.0% per annum, matures in September 2006 and requires quarterly payments of accrued interest beginning in January 2004. All principal and accrued but unpaid interest are due at maturity. In November 2003, ARI sold an interest in $8.0 million of the note for $7.5 million, receiving $7.2 million in cash after payment of closing costs and debt pay down. In February 2004, ARI sold an additional interest in $6.6 million of the note for $6.3 million, receiving $6.3 million in cash after payment of closing costs. In December 2005, ARI acquired a 100% interest in the debtor in exchange for cancellation of the note and assumption of debt on the property. See NOTE 2. “REAL ESTATE.”

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bore interest at 7.0% per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note was unsecured, bore interest at 8.5% per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to ARI of a 2.0% extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single family residential lots in Austin, Texas. These advances are secured by membership interests in the borrower and a second lien on 1,092 acres of undeveloped land. The secured note bears interest at 10%, requires semi-annual interest payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, ARI had advanced $4.0 million to the borrower. ARI also guaranteed, with full recourse to ARI, an $18 million bank loan for the borrower which is secured by a first lien on the 1,092 acres of undeveloped land. In June 2005, ARI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party totaling $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interests in the borrowers. The secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph.

In July 2003, ARI advanced $2.3 million to the Class A Limited Partners of TCI Countryside, L.P. of which ARI is the general partner. This loan bears interest at 7.25% and matures in January 2007. ARI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. In October 2005, ARI agreed to settle the remaining obligations under this loan by paying a lump sum of $425,000, making the total advanced $740,000. After January 2007, ARI may redeem the Class A Limited Partners interests in exchange for cancellation of both notes.

In September 2005, ARI sold 10 acres of unimproved land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note bore interest at 10%, required monthly interest only payments, and matured in September 2008. In December 2005, ARI sold this note to a financial institution for full face value less closing costs, plus accrued interest. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2005, ARI sold 27.192 acres and 3.73 acres to a third party for $10.1 million and $1.4 million, and provided $7.6 million and $1.0 million of seller financing, respectively. Both notes bear interest at 8.0% per annum, require monthly interest only payments, and mature in December 2008. In January 2006, ARI sold both notes to a financial institution for full face value less closing costs, plus accrued interest. The financial institution has a Put Option that would require ARI to purchase both notes back under the following conditions: (1) failure to construct agreed upon roads on the property by December 2006; (2) there occurs any event of default by the buyer; (3) certain escrow deposits for the road completion are not sufficient to cover the cost of the road construction; (4) any amendment, modification or assignment of certain development and escrow agreements between ARI and the buyer; and (5) failure of ARI to deliver certain documents to the financial institution within a timely manner. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. ARI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. $4.1 million of these obligations were escrowed by ARI with the lender at loan closing. Through December 31, 2005, ARI has funded $4.7 million of these obligations, with $4.1 million recorded as an investment in the partnership and the remainder of $603,000 in the form of a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments and originally matured in January 2003. As of March 2004, ARI had funded a total of $4.3 million. On January 22, 2003, ARI agreed to extend the maturity date until May 1, 2003. The collateral used to secure ARI’s second lien was seized by the first lien holder. On March 11, 2004, ARI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, ARI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and all principal and interest is due November 2005. ARI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. ARI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to ARI by borrower and by $605,000 from cash received. ARI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of the modification, ARI recognized a reduction of $1.4 million for loan loss expense in 2004. In December 2005, ARI advanced $2.5 million under this note to the borrower.

In March 2002, ARI sold the 174,513 Sq. Ft. Hartford Office Building in Dallas, Texas, for $4.0 million, providing $4.0 million in seller financing as well as an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 8.0% per annum, requires monthly interest only payments and matures in March 2007. As of March 2006, ARI has funded $896,000 of the $1.4 million line of credit. ARI determined during the third quarter of 2005 that it would classify this note as non-performing due to the lack of debt payments received and the probability that no debt payments would be received in the future. Effective for the quarter ended September 30, 2005, ARI no longer accrues interest on this note. The loan is not considered impaired due to management’s opinion that the fair value of the collateral is sufficient to cover the current loan balance and accrued interest at March 2006.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires monthly interest only payments, and matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter of 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of March 2006, the borrower had $211,000 of available credit under the credit limit.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. In March 2000, the borrower made a $1.1 million payment. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In 2004, ARI initiated legal action to collect the note. In August 2005, a settlement agreement was reached. The note will be replaced with a new promissory note, also non-interest bearing, which is secured by a $1.5 million Agreed Judgment. The note calls for 36 monthly payments beginning in January 2006, with a balloon payment of $460,000 due in January 2009. ARI will continue to classify this note as non-performing even though payments have been received in 2006.

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt pay down and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest was to begin accruing after improvements to the site were completed by ARI. The costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. By 2005, a portion of the improvements had been completed and the remaining accrual at December 31, 2005 is $1.2 million. At March 2006, negotiations with the buyer to settle the obligations are underway. The remaining improvements are not expected to be completed before the settlement. The note is classified as non-performing at December 31, 2005.

In November 2003, ARI purchased a note receivable from an unrelated party for $1.4 million, including accrued and unpaid interest. The note was secured by a first lien Deed of Trust on 13.0 acres of undeveloped land in Harris County, bore interest at the default rate of 18.0%, and matured in May 2003. In May 2005, ARI obtained title to the property via a Deed in Lieu of Foreclosure. See NOTE 2. “REAL ESTATE.”

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

Related Parties.    In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. At that time, a wholly-owned subsidiary of One Realco owned approximately 2.2% of the outstanding shares of ARI’s common stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit was guaranteed by BCM. In June 2001, $810,000 in principal and interest was collected. In December 2001, $825,000 in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently at 10.5%. In December 2005, $500,000 in interest was collected. All principal and interest are due at maturity. On February 1, 2006 Prime acquired from One Realco all of the issued and outstanding stock of the former subsidiary which owns 234,450 shares of ARI common stock.

In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at 2.0% over the prime rate, currently 9.5%, and matured in April 2005. In April 2005, the note extended to April 2008.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at 2.0% over the prime rate, currently 9.5%, and matured in April 2005. In April 2005, the note extended to April 2008.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum and matured in November 2001.

In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI common stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 9.5% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. In September 2005, $342,000 in accrued interest was collected. All principal and accrued interest are due at maturity.

Investments in Real Estate Companies `

Real estate entities.    ARI’s investment in real estate entities includes, through its ownership of 82.2% of the common stock of TCI, the equity securities of a publicly traded real estate company, IORI, and interests in real estate joint venture partnerships.

The Board of Directors authorized the expenditure of up to an aggregate of $50.0 million to acquire, in open market purchases, shares of IORI, excluding private purchase transactions which were separately authorized. Through December 31, 2005, ARI had expended an aggregate of $10.0 million to acquire shares of IORI, in open market purchases, in accordance with these authorizations. As of December 31, 2005, ARI and its subsidiaries, other than TCI, owned no shares of common stock of IORI, but TCI continued to own 345,728 IORI shares (approximately 24.9% of the outstanding IORI shares). ARI may make additional investments in the equity securities of IORI to the extent its liquidity permits.

The following summary description of IORI is based on information publicly reported by IORI in its Form 10-K Annual Report to the Commission for the fiscal year ended December 31, 2005.

Pertinent information regarding ARI’s investment in the equity securities of the IORI at December 31, 2005, is summarized below (dollars in thousands):

Investee	Percentage of ARI/TCI Ownership at December 31, 2005	Carrying Value of Investment at December 31, 2005	Equivalent Investee Book Value at December 31, 2005	Market Value of Investment at December 31, 2005
IORI	24.88%	$6,155	$11,159	$6,534

IORI owns real estate, some of which has been held for many years. Because of depreciation, IORI may earn substantial amounts in periods in which it sells real estate and may incur losses in periods in which it does not. ARI’s reported income or loss attributable to IORI may differ materially from ARI’s share of IORI’s cash flow.

ARI owns an approximate 20.4% interest (through TCI’s ownership of IORI shares) in IORI, a publicly held real estate investment company. At December 31, 2005, IORI had total assets of $99.1 million and owned six apartments, one office building, one shopping center, one industrial warehouse, and one parcel of unimproved land, all within the State of Texas. IORI did not sell any properties during 2005. Since IORI recognized no gains on the sale of property during 2005, ARI had no equity share on property sales. In 2004, IORI sold two office buildings, two office buildings and a parcel of unimproved land for a total of $24.5 million, receiving net cash of $4.8 million after paying off $15.8 million in mortgage debt and the payment of various closing costs. IORI recognized gains of $5.5 million on the sales of which ARI’s equity share was $1.3 million. Based on the ownership percentage of ARI’s investment in IORI and IORI’s market value, ARI’s investment in IORI has a market value of approximately $6.5 million at December 31, 2005. The carrying value of this investment is approximately $6.2 million at December 31, 2005.

ARI received no dividends from IORI in 2005.

ITEM 3.	LEGAL PROCEEDINGS

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated. During the fiscal year ended December 31, 2005, the Innovo Realty, Inc. proceeding filed August 10, 2004 was resolved in April 2005. See NOTE 9 to the Consolidated Financial Statements.

Sunset Management LLC.    On May 16, 2005, the United States District Court for the Northern District of Texas, Dallas Division, entered its Memorandum Opinion and Order and Judgment dismissing a purported stockholders’ derivative action filed October 5, 2004, by Sunset Management LLC against a number of entities, including the Company, as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. The Court’s Judgment granted a Motion to Dismiss filed by the Defendants, including the Company, and ordered that Plaintiff Sunset Management LLC take nothing by its suit. No appeal was timely filed, and the dismissal of the action is now final. The Sunset Complaint in this case contained many of the same allegations raised by Sunset Management LLC in four other cases which, as rulings have occurred, have resulted in a denial of Sunset Management LLC’s requested relief. The dismissed action was the fifth in a continuing series of actions involving Sunset Management LLC, certain subsidiaries of the Company and TCI resulting from a loan in September 2001 to BCM and three subsidiaries of the Company in the original amount of $30 million ($19.5 million of which bore interest at 24% per annum, while the remaining $10.5 million of which bore interest at 20%). In September 2002, $15 million in principal was repaid leaving a $15 million aggregate balance, which Sunset Management LLC orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset Management LLC did not honor, resulting in the original litigation filed in Texas State Court during October 2002 as Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas, originally styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management LLC (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset Management LLC and sought certain declaratory relief against Sunset Management LLC, as well as temporary and permanent anti-suit injunctions against Sunset Management LLC. The Texas Litigation has been removed to the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, as Adversary Proceeding No. 03-04256 styled American Realty Trust, Inc., et al. v. Sunset Management LLC, et al. This Adversary Proceeding is associated with the case styled In Re: ART Williamsburg, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Case No. 4:03-43909-BTR-11, filed August 22, 2003.

The Company is also a defendant in related litigation with Sunset Management LLC in the case styled Sunset Management LLC, et al. v. American Realty Investors, Inc., et al., now pending in the United States District Court for the Eastern District of Texas, Tyler Division, as Case No. 4:06-CV-18. In this case, Sunset Management LLC originally sought to require a conveyance by ARI and/or its subsidiaries of certain pledged shares back to the pledgors, BCM and certain subsidiaries of ARI. Sunset Management LLC has filed a Motion for Summary Judgment claiming that transfer of the ownership of the shares among the Company and its affiliates violates the pledge agreements. ARI has responded to the Motion, which it believes is without merit because the transfer of the shares harmed no one, did not affect the validity of the pledge agreements, and in fact, benefited not only ARI but also probably Sunset Management LLC because it substantially reduced the taxes payable on a consolidated basis for ARI and TCI, thereby potentially increasing the value of the collateral pledged. The Company expects this case to eventually be consolidated with the primary discussed in the preceding paragraph when that case is transferred to the district court.

Fansler.    On February 12, 2004, The Fansler Foundation (“Fansler”) instituted an action in the U.S. District Court, Eastern District of California, against the Company and Basic Capital Management, Inc. styled The Fansler Foundation v. American Realty Investors, Inc. and Basic Capital Management, Inc. The Fansler complaint, as amended September 7, 2004, demands a jury trial and alleges that in 1997, Fansler sold its interests in four hotels (commonly known as The Piccadilly Inn Hotels in Fresno, California) to American Realty Trust, Inc. (“ART”) for 1,600,000 shares of ART Series F 10% Cumulative Convertible Preferred Stock (the “ART

Series F Preferred Stock”) which was, in August 2000, converted into 1,600,000 shares of ARI Series A 10% Cumulative Convertible Preferred Stock (the “ARI Series A Preferred Stock”). Fansler’s amended complaint alleges that it received “multiple assurances” that the ART Series F Preferred Stock (and subsequently the ARI Series A Preferred Stock) would be separately “listed on the NYSE,” which (although attempts were made to do so) did not and has not occurred because the stock does not meet the minimum distribution requirements of the NYSE. Fansler alleges that if the ARI Series A Preferred Stock were listed on the NYSE, the fair value of the shares held by Fansler would exceed $20,000,000. Fansler’s amended complaint alleges breach of fiduciary duty, breach of express and implied obligations arising under a written contract, promissory estoppel, misrepresentation, negligent fraud and misrepresentation and concealment and seeks rescission, unspecified, compensatory damages, interest, attorneys’ fees, and unspecified exemplary damages. The Company and BCM have denied all material allegations and intend to vigorously defend this action. Due to the existence of this litigation and, among other things, the inclusion in the Amended Complaint of a claim for rescission (that is, to restore the parties to their respective positions prior to the exchange of ART and ARI shares, which would require an accounting for and potential return of dividends paid thereafter), and ARI’s rights to set off asserted in this litigation, the Company has suspended the delivery of funds to Fansler representing declared dividends on the 1,600,000 shares of ARI Series A Preferred Stock held by Fansler, but all other eligible holders of ARI Series A Preferred Stock have received all funds representing declared dividends on the ARI Series A Preferred Stock.

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

The Annual Meeting of Stockholders was held on November 22, 2005, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual Meeting stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for ARI for the fiscal year ending December 31, 2005. At the Meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	10,585,558	38,021
Sharon Hunt	10,586,492	37,087
Robert A. Jakuszewski	10,585,206	38,373
Ted R. Munselle	10,586,522	37,057
Ted P. Stokely	10,586,386	37,193

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2005, and any interim period, at least 10,591,407 votes were received in favor of such proposal, 22,005 votes were received against such proposal, and 10,167 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARI’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL.” The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

Quarter Ended	High	Low
March 31, 2006 (through March 24, 2006)	$10.50	$7.51
March 31, 2005	9.99	8.90
June 30, 2005	11.10	8.06
September 30, 2005	10.24	9.21
December 31, 2005	10.25	7.75
March 31, 2004	11.25	7.58
June 30, 2004	9.80	6.99
September 30, 2004	9.17	8.20
December 31, 2004	11.60	7.54

On of March 24, 2006, the closing market price of ARI’s common stock on the New York Stock Exchange was $9.54 per share.

As of March 24, 2006, ARI’s common stock was held by approximately 3,100 stockholders of record.

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI’s common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2005. Future distributions to common stockholders will be dependent upon ARI’s realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. At December 31, 2005, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2005, 6,813,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. After December 31, 2005, all outstanding shares of Series C Preferred Stock may be converted into ARI common stock. All conversions of Series C Preferred Stock into ARI common stock will be at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. In January 2006, 1.6 million Class A limited partner units were redeemed for $1.6 million in cash. At December 31, 2005, no shares of Series C Preferred Stock was outstanding.

91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2005, no shares of Series D Preferred Stock was outstanding.

500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2005, no Series E Preferred Stock was outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 24, 2006.

The following table sets forth information regarding purchases made by ARI of shares of ARI common stock on a monthly basis during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 2005	—	$—	—	129,493
November 2005	—	—	—	129,493
December 2005	—	—	—	129,493

Total	—	$—	—

(1)	The repurchase program was announced in September 2000. 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	dollars in thousands
EARNINGS DATA
Total operating revenues	$202,639	$181,124	$153,073	$87,779	$95,447
Total operating expenses	(190,166)	(189,802)	(164,802)	(95,853)	(107,346)

Operating (loss) income	12,473	(8,678)	(11,729)	(8,074)	(11,899)
Other income (expense)	(59,598)	(53,993)	(43,150)	(41,389)	(56,409)

Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(47,125)	(62,671)	(54,879)	(49,463)	(68,308)
Gain on land sales	39,926	11,781	43,831	16,727	7,883
Gain on sale of real estate	—	—	—	—	77,816
Equity in gain on sale of real estate by investees	—	—	—	—	22,542
Minority interest	(3,056)	(7,270)	(771)	(1,346)	(972)
Equity in income (loss) of investees	397	(41)	(4,441)	(20,914)	(13,352)

Net income (loss) from continuing operations	(9,858)	(58,201)	(16,260)	(54,996)	25,609
Net income (loss) from discontinued operations	57,275	91,395	28,123	46,532	(8,255)

Net income (loss)	47,417	33,194	11,863	(8,464)	17,354
Preferred dividend requirement	(2,572)	(2,601)	(2,351)	(2,401)	(2,485)

Income (loss) applicable to Common shares	$44,845	$30,593	$9,512	$(10,865)	$14,869

PER SHARE DATA
Net income (loss) from continuing operations	$(1.22)	$(5.76)	$(1.73)	$(5.05)	$1.97
Net income (loss) from discontinued operations	5.64	8.66	2.61	4.09	(.70)

Net income (loss) applicable to Common shares	$4.42	$2.90	$.88	$(.96)	$1.27

Weighted average shares outstanding	10,149,000	10,559,571	10,789,352	11,375,127	11,714,374

BALANCE SHEET DATA
Real estate, net	$1,113,105	$983,422	$1,054,735	$466,042	$590,488
Notes and interest receivable, net	81,440	72,661	70,595	82,133	30,382
Total assets	1,345,795	1,190,843	1,240,880	711,330	761,048
Notes and interest payable	1,021,822	939,921	986,769	475,433	564,298
Stock-secured notes payable	22,549	18,663	21,194	8,558	28,040
Stockholders’ equity	148,397	103,009	76,871	79,527	88,169
Book value per share	$12.80	$8.89	$6.75	$6.99	$7.75

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”

The risks included here are not exhaustive. Other sections of this report, including “Part I, Item 1A. Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

ARI was organized in 1999. In August 2000, ARI acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”), the predecessor trust which became ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

Today, ARI is an externally advised real estate investment company that owns a diverse portfolio of residential apartment communities, office buildings, hotels and other commercial properties. ARI has a preeminent track record as a developer, completing the construction of 19 apartment properties comprising 4,362 units over the last three years. In addition, ARI owns a high-quality portfolio of land held for future development and continues to invest in well-located land tracts in high-growth markets primarily in Texas. The Company is an active buyer and seller and during 2005 acquired over $190 million and sold over $225 million of land and income-producing properties. As December 31, 2005, the Company owned approximately 13,524 units in 69 residential apartment communities, 29 commercial properties comprising almost five million rentable square feet and 11 hotels containing a total of 1,531 rooms. In addition, at December 31, 2005, ARI owned 6,300 acres of land held for development and had almost 1,100 apartment units in five projects under construction. The Company currently owns income-producing properties and land in 21 states as well as in Poland and the U.S. Virgin Islands. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Property Management, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. ARI engages various third-party companies to lease and manage its apartment properties.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate Held for Investment

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

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held-for-sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

Investments in Equity Investees

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

Recognition of Rental Income

Rental income for commercial and residential property leases is recognized on a straight-line basis. For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and services are rendered.

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When ARI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS 66 guidelines.

Non-performing Notes Receivable

ARI considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered non-performing will also be considered non-performing, without regard to the borrower’s adherence to payment terms.

Interest Recognition on Notes Receivable

Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

Allowance for Estimated Losses

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

Fair Value of Financial Instruments

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

Results of Operations

2005 Compared to 2004.    ARI reported net income of $47.4 million in 2005 compared to net income of $33.2 million in 2004. ARI’s net income in 2005 included gains on the sales of real estate of $102.5 million compared to gains on the sales of real estate of $108.8 million in 2004. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

	2005	2004
Rents (dollars in thousands)
Commercial	$48,091	$45,669
Apartments	79,024	63,258
Hotels	37,649	36,719
Land	729	610
Other	328	343

	$165,821	$146,599

Rents from commercial properties increased due principally to the third quarter 2005 acquisition of the 600 Las Colinas office building in Irving, Texas. At December 31, 2005, the commercial property portfolio had an occupancy rate of 73 percent, compared to 71 percent at December 31, 2004.

The increase in apartment rents was primarily due to the lease-up of completed apartment projects. During 2005 we completed the construction of nine apartment communities totaling 2,120 units, all located in Texas. At December 31, 2005, our portfolio of apartment communities was 93.7% occupied compared to 92.2% at December 31, 2004.

Hotel rents increased due principally to higher occupancy and average room rates at the Company’s hotel in Poland and higher average room rates at our domestic hotels. Our hotel property in Poland increased average occupancy from 65 percent in 2004 to 73 percent in 2005 while increasing average daily room rate from US$55 in 2004 to US$63 in 2005. For 2005, the average daily room rate for our domestic hotels was $95 compared to $86 in 2004. Average occupancy in our domestic hotels decreased from 60 percent in 2004 to 55 percent in 2005, mainly due to average occupancy declines at our Virginia Beach and Williamsburg, Virginia properties.

Restaurant sales increased to $36.8 million in 2005 from $34.5 million in 2004, primarily as a result of a 6.4 percent increase in same-store sales.

	2005	2004
Property Operations Expenses (dollars in thousands)
Commercial	$29,829	$33,109
Apartments	49,263	41,267
Hotels	27,074	27,741
Land	5,921	7,115
Other	210	764

	$112,297	$109,996

The decrease in commercial operations expense was primarily attributable to declines in operating expenses at the Denver Merchandise Mart along with declines at our New Orleans properties since those properties were effectively shut down after Hurricane Katrina; these declines were somewhat offset by increases due to our third quarter 2005 acquisition of the 600 Las Colinas office building in Irving, Texas. The increase in apartment operations expense was primarily attributable to property replacements and completed apartment construction. Land expenses decreased due to sales of land throughout 2005. The decrease in land expenses was somewhat offset by the acquisition of two large tracts of land in the fourth quarter of 2005.

Restaurant cost of sales increased to $27.9 million in 2005 from $26.7 million in 2004, due primarily to an increase in restaurant sales. Overall, restaurant operating margin increased slightly from 23 percent in 2004 to 24 percent in 2005.

	2005	2004
Depreciation and Amortization (dollars in thousands)
Commercial	$9,527	$11,251
Apartments	9,251	7,514
Hotels	2,872	3,882
Milano Restaurants	1,242	950
Other	39	56

	$22,931	$23,653

The increase in apartment depreciation and amortization was primarily attributable to completed construction. The decrease in commercial and hotel depreciation was due to adjustments of several properties during 2005.

General and administrative expense decreased from $18.7 million in 2004 to $17.7 million in 2005, primarily due to a decrease in legal fees.

Advisory fees decreased from $10.7 million in 2004 to $9.3 million in 2005, due mainly to a $2.4 million refund of 2004 operating expense reimbursements received by ARI from Prime in 2005.

Operating income improved from a loss of $8.7 million in 2004 to a $12.5 million profit in 2005, due to increased rental income from our commercial, apartment and hotel portfolios combined with lower operating expenses.

Gain on foreign currency transaction was $292,000 in 2005, compared to $3.8 million in 2004. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Polish Zloty during 2004, which resulted in ARI recognizing a gain.

Gain on settlement of debt was $10.6 million in 2004. The 2004 gain resulted from negotiated settlements regarding mortgage loans on an office building in Farmers Branch, Texas ($8.4 million) and land properties in Texas ($2.2 million).

	2005	2004
Interest Expense (dollars in thousands)
Commercial	$12,688	$12,817
Apartments	29,347	22,183
Hotels	5,037	6,106
Land	10,710	12,966
Milano Restaurants	1,365	1,488
Other	4,204	7,556

	$63,351	$63,116

The increase in apartment interest expense was primarily attributable to increased loan balances due to completed apartment construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable and reduced interest rates on land mortgages.

Net income fees paid to the Advisor in 2005 increased to $3.7 million from $1.9 million in 2004, due to higher net income (largely driven by increased gains on land sales) in 2005. Incentive fees paid to the Advisor increased to $1.1 million in 2005 from $-0- in 2004, due to various 2005 sales of commercial properties upon which Prime is paid an incentive fee. Under the terms of the advisory agreement, incentive fees are paid based in part on Prime first earning the net income fees.

Litigation settlement expense decreased from $5.8 million in 2004 to $130,000 in 2005 due to the one-time payment in 2004 related to the negotiated settlements regarding the loans on an office building located in Farmers Branch, Texas.

Provision for loan losses of $(2.8) million in 2004 related to the reversal of excess loan reserves. There was no provision for loan losses in 2005. All of ARI’s notes receivable are performing or adequately secured by collateral with values equal to or greater than the outstanding principal balances.

Provision for asset impairment decreased from $8.0 million in 2004 to $-0- in 2005. In 2004, an office building in Farmers Branch, Texas, an office building in New Orleans, Louisiana, and 1.0 acre of land in Farmers Branch, Texas (exchanged for additional land in the first quarter of 2005) were reduced to their net realizable value.

Loss before gain on land sales, minority interest and equity in earnings of investees declined from $(62.7) million in 2004 to $(47.1) million in 2005, due mainly to increased operating profits, a reduction in litigation settlement expense and in the provision for asset impairment, all of which were somewhat offset by a reduction in gain on settlement of debt, increased net income fees expense and incentive fees expense and a reduction in the collection of notes receivable previously written off or fully reserved.

Gain on land sales increased to $39.9 million in 2005 from $11.8 million in 2004. In 2005, ARI sold approximately 411 acres of land in 27 transactions at an average sales price of approximately $235,000 per acre. Included in the 2005 transactions are various sales of land totaling almost 149 acres all located in southern California which were sold at an average price of $253,000 per acre. In 2004, ARI sold approximately 573 acres in 14 transactions (virtually all of which were in Texas) at an average sales price of $70,000 per acre.

Minority interest decreased to $3.1 million in 2005 from $7.3 million in 2004. Minority interest is the earnings attributable to owners, other than ARI, of certain consolidated entities. Minority interest in 2005 and 2004 was attributable, in part, to the preferred return for limited partner units of Ocean Beach Partners, L.P., Edina Park Plaza Associates, L.P., Hawthorne Lakes Associates, L.P., and ART Palm, L.P. The decrease is primarily attributable to reduced minority participation in ARI partnerships and to the decrease in minority interest expense related to TCI’s operations.

In 2005 and 2004 gains on sale of real estate totaling $102.5 million and $108.8 million were recognized. See NOTE 2. “REAL ESTATE.”

Net income from discontinued operations was $57.3 million in 2005 compared to $91.4 million in 2004. The net income relates to 27 properties that ARI sold in 2004, 18 properties that ARI sold in 2005, and seven properties that ARI sold or held-for-sale through February 22, 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	2005	2004
Revenue
Rental	$21,478	$49,187
Property operations	17,766	30,820

	3,712	18,367

Expenses
Interest	8,005	16,892
Depreciation	1,049	6,788

	9,054	23,680

Net operating loss from discontinued operations	(5,342)	(5,313)
Gain on sale of real estate	62,617	96,994
Write-down of assets held for sale	—	(2,498)
Equity in gain on sale of real estate by equity investees	—	2,212

Net income from discontinued operations	$57,275	$91,395

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

	2004
	With TCI	Without Q1 TCI	2003
Rents (dollars in thousands)
Commercial	$45,669	$39,384	$40,417
Apartments	63,258	51,202	42,434
Hotels	36,719	35,557	34,671
Land	610	468	652
Other	343	343	1,842

	$146,599	$126,954	$120,016

The increase in apartment rents, without the effect of the consolidation of TCI’s operations, was primarily attributable to completed construction. The increase in hotel rents was primarily attributable to increased occupancy. The decrease in other rents was primarily attributable to the sale of ARI’s interest in Realty Advisors Korea, Ltd. as of June 30, 2003.

	2004
	With TCI	Without Q1 TCI	2003
Property Operations Expenses (dollars in thousands)
Commercial	$33,109	$29,198	$26,604
Apartments	41,267	33,902	31,167
Hotels	27,741	26,709	25,903
Land	7,115	6,687	5,677
Other	764	764	389

	$109,996	$97,260	$89,740

The increase in commercial operations expense was primarily attributable to increased management fees. The increase in apartment operations expense was primarily attributable to property replacements and completed apartment construction. The increase in hotel operations expense was primarily attributable to increased personnel costs and an increase in repairs and replacement expenses.

Restaurant sales and cost of sales increased to $34.5 million and $26.7 million in 2004 from $33.1 million and $26.1 million in 2003. The increases were primarily attributable to same-store sales increases of 6.4% in 2004 from 2003 levels.

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

Gain on foreign currency transaction was $3.8 million in 2004 compared to a $3.3 million loss in 2003. Gain or loss on foreign currency transaction is the result of Hotel Akademia converting long-term debt, which is denominated in Euros, into the functional currency, the Polish Zloty. The Euro weakened against the Zloty during 2004, which resulted in ARI recognizing a gain, but strengthened against the Zloty during 2003, which resulted in a loss.

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

Other income was $2.7 million in 2004 compared to $3.4 million in 2003. In 2004, ARI recognized $2.3 million from the sale of leasehold interests in California. Other income in 2003 included a $3.4 million litigation settlement.

	2004
	With TCI	Without 1Q TCI	2003
Interest Expense (dollars in thousands)
Commercial	$12,817	$11,482	$11,771
Apartments	22,183	17,638	12,517
Hotels	6,106	5,552	4,953
Land	12,966	12,345	17,500
Milano Restaurants	1,488	1,488	1,127
Other	7,556	7,556	6,522

	$63,116	$56,061	$54,390

The increase in apartment interest expense was primarily attributable to increased loan balances due to completed apartment construction. The decrease in land interest expense was primarily attributable to reduced principal balances payable and reduced interest rates on land mortgages.

	2004
	With TCI	Without 1Q TCI	2003
			As Restated
Depreciation and Amortization (dollars in thousands)
Commercial	$11,251	$9,362	$7,941
Apartments	7,514	6,060	3,224
Hotels	3,882	3,545	4,849
Milano Restaurants	950	949	1,484
Other	56	37	44

	$23,653	$19,953	$17,542

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

Net income from discontinued operations was $91.4 million in 2004 compared to $28.1 million in 2003. The net income relates to 32 properties that ARI sold in 2003, and 27 properties that ARI sold in 2004, 18 properties that ARI sold in 2005, and seven properties that ARI sold or held-for-sale in 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale.

	2004	2003
Revenue
Rental	$49,187	$67,636
Property operations	30,820	42,087

	18,367	25,549

Expenses
Interest	16,892	25,235
Depreciation	6,788	9,677

	23,680	34,912

Net loss from discontinued operations	(5,313)	(9,363)
Gain on sale of real estate	96,994	48,806
Write-down of assets held for sale	(2,498)	(12,036)
Equity in gain on sale of real estate by equity investees	2,212	716

Net income from discontinued operations	$91,395	$28,123

Liquidity and Capital Resources

General.    Cash and cash equivalents at December 31, 2005 totaled $13.9 million, compared with $22.4 million at December 31, 2004. ARI’s principal sources of cash have been and will continue to be from property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and, to a lesser extent, distributions from partnerships. Management anticipates that ARI’s cash at December 31, 2005, along with cash that will be generated in 2006 from property operations, may not be sufficient to meet all of ARI’s cash requirements. Management intends to selectively sell income producing real estate, refinance or extend real estate debt and seek additional borrowings against real estate to meet its cash requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

ARI reported net income of $47.4 million for 2005, which included the following non-cash charges and credits: gain on sale of real estate of $102.5 million, depreciation and amortization of real estate held for investment and intangible assets of $24.0 million, amortization of deferred borrowing costs of $6.7 million, discount on sale of notes receivable of $15,000 and gain on foreign currency transactions of $292,000. Net cash used in operating activities was $9.0 million compared to $40.7 million in 2004. Funds provided by increases in accounts payable, other liabilities and deferred gains totaling $24 million, were partially offset by an $8.3 million increase in other assets.

Net cash used in investing activities of $43.9 million was primarily due to real estate acquisitions of $170.3 million, real estate improvements of $60.4 million, earnest money deposits of $2.7 million, funding of notes receivable of $12.1 million, and distributions to equity investees of $4.4 million. These outflows were offset by proceeds from the sale of real estate of $166.3 million, proceeds from the sale of notes receivable of $33.3 million, and collection of notes receivable of $6.3 million.

Net cash provided by financing activities of $44.4 million was primarily due to proceeds from the funding or refinancing of notes payable of $227.9 million, and stock-secured note proceeds of $3.9 million; offset by $147.7 million to paydown existing notes payable, $4.4 million for financing costs, $32.8 million for cash advances to affiliates, $1.0 million in dividends paid, and $1.4 million to repurchase preferred stock.

In 2005, ARI purchased approximately 4,100 acres of land primarily in North Texas, but including land in California, the U.S. Virgin Islands, Houston, Austin, Florida, and Arkansas. The aggregate purchase price was $115.2 million and ARI paid $46.8 million in cash, including closing costs. ARI also purchased three apartments and three commercial buildings for a total of $77.8 million. ARI paid $25.6 million in cash, including closing costs.

In 2005, ARI sold approximately 400 acres of land primarily in North Texas and Palm Desert, California, but including land in Houston, Austin, and Nashville, Tennessee. The aggregate sales price was $96.6 million and ARI received net cash of $23.8 million, after paying off or paying down $24.1 million in mortgage debt. ARI also sold eight apartments and seven commercial buildings for a total of $130.6 million and received net cash of $45.8 million after the payoff or assumption of mortgage debt by the purchasers. Purchase money financing totaling $42.2 million was provided on 2005 sales.

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

Equity securities of TCI held by ARI (and of IORI held by TCI) may be deemed “restricted securities” under Rule 144 of the Securities Act of 1933 (“Securities Act”). Accordingly, ARI may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce ARI’s ability to realize the full fair market value of such investments if ARI attempted to dispose of such securities in a short period of time.

In 2005, ARI declared and paid preferred dividends to its Preferred stockholders totaling $1.0 million.

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

Contractual Obligations

ARI has contractual obligations and commitments primarily with regards to the payment of mortgages.

The following table aggregates ARI’s expected contractual obligations and commitments subsequent to December 31, 2005.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	dollars in thousands
Long-Term Debt Obligations(1)	$1,035,219	$298,197	$208,697	$60,605	$467,720
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	15,747	2,396	4,912	3,480	4,959
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	2,163	2,163	—	—	—

Total	$1,053,129	$302,756	$213,609	$64,085	$472,679

(1)	ARI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

Newly Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment.” This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.

The Company has decided to adopt SFAS No. 123-R using the modified prospective method. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. All of ARI’s options were fully vested as of the effective date, and ARI has no outstanding options that were granted, modified or settled after the effective date, so additional compensation costs for previously granted awards will not be recognized. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows of ARI.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 05-6 (“Issue 05-6”), Determining the Amortization Period for Leasehold Improvements. Issue 05-6 is effective for periods beginning after June 29, 2005. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition or purchase. The adoption of Issue 05-6 did not have a material impact to our financial condition or results of operations.

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

ARI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. ARI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. ARI’s interest rate sensitivity position is managed by ARI’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of ARI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on ARI’s financial statements of refinancing fixed debt that matured during 2005 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates. If market interest rates for variable rate debt average 100 basis points more in 2006 than they did during 2005, ARI’s interest expense would increase and net income would decrease by $2.3 million. This amount is determined by considering the impact of hypothetical interest rates on ARI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARI’s financial structure.

The following table contains only those exposures that existed at December 31, 2005. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

	2006	2007	2008	2009	2010	Thereafter	Total
Assets
Marketable securities at market value							$7,446
Notes receivable
Variable interest rate—fair value							$22,326
Instrument’s maturities	$5,633	$14,845	$2,775	$—	$—	$—	$23,253
Instrument’s amortization	—	—	—	—	—	—	—
Interest	2,418	706	284	—	—	—	3,408
Average rate	10.3%	5.1%	8.7%	—	—	—
Fixed interest rate—fair value							$53,318
Instrument’s maturities	$35,884	$2,463	$7,190	$600	$—	$10,109	$56,246
Instrument’s amortization	111	50	—	—	—	—	161
Interest	4,721	2,653	1,517	1,384	1,380	5,879	17,534
Average rate	8.2%	9.5%	9.6%	9.3%	9.5%	—
Liabilities
Notes payable
Variable interest rate—fair value							$222,726
Instrument’s maturities	$132,387	$46,767	$15,323	$6,737	$22,360	$10,993	$234,567
Instrument’s amortization	2,628	1,735	1,645	1,574	1,346	14,700	23,628
Interest	14,116	6,878	4,476	3,664	2,456	11,710	43,300
Average rate	7.7%	7.0%	6.8%	6.8%	6.5%	—
Fixed interest rate—fair value							$723,570
Instrument’s maturities	$152,468	$58,749	$65,226	$8,353	$2,186	$121,184	$408,166
Instrument’s amortization	10,714	10,034	9,218	9,076	8,973	320,843	368,858
Interest	50,641	41,454	36,076	31,387	30,278	443,380	633,216
Average rate	7.1%	7.0%	7.1%	6.7%	6.7%	—

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 22, American Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flow of American Realty Investors, Inc. for the year ended December 31, 2003. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 22, American Realty Investors, Inc.’s management has indicated its intent to both sell income producing properties and refinance or extend debt secured by real estate to meet its liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of American Realty Investors, Inc. for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Dallas, Texas

April 15, 2004 (except for Notes 18 and 19 which are as of March 27, 2006)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Assets
Real estate held for investment	$1,025,661	$877,677
Less—accumulated depreciation	(153,597)	(157,138)

	872,064	720,539
Real estate held for sale, net of depreciation	172,303	192,533
Real estate subject to sales contract	68,738	70,350
Notes and interest receivable
Performing ($44,500 in 2005 and $43,605 in 2004 from affiliates)	70,894	67,894
Non-performing	11,546	6,632

	82,440	74,526
Less—allowance for estimated losses	(1,000)	(1,865)

	81,440	72,661
Restaurant equipment	13,911	13,747
Less—accumulated depreciation	(7,528)	(6,608)

	6,383	7,139
Marketable securities, at market value	7,446	6,670
Cash and cash equivalents	13,904	22,401
Investments in equity investees	13,521	8,212
Goodwill, net of accumulated amortization ($1,763 in 2005 and 2004)	11,858	11,858
Other intangibles, net of accumulated amortization ($926 in 2005 and $871 in 2004)	1,449	1,480
Other assets ($30,441 in 2005 and $27,704 in 2004 from affiliates)	96,689	77,000

	$1,345,795	$1,190,843

Liabilities and Stockholders’ Equity
Liabilities
Notes and interest payable ($45,530 in 2005 and $36,298 in 2004 to affiliate)	$817,944	$722,985
Liabilities related to assets held-for-sale	144,555	156,959
Liabilities subject to sales contract	59,323	59,977
Stock-secured notes payable	22,549	18,663
Accounts payable and other liabilities ($4,667 in 2005 and $2,557 in 2004 to affiliates)	93,842	71,357

	1,138,213	1,029,941
Commitments and contingencies

Minority interest	59,185	57,893
Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2005 and 3,469,350 shares in 2004 (liquidation preference $33,909), including 900,000 shares in 2005 and 2004 held by subsidiaries	4,982	5,139
Series E, 50,000 shares in 2004	—	100
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares in 2005 and 2004	114	114
Treasury stock, at cost, 1,443,272 shares in 2005 and 2004	(15,146)	(15,146)
Paid-in capital	93,389	94,416
Retained earnings	64,805	19,934
Accumulated other comprehensive income (loss)	253	(1,548)

	148,397	103,009

	$1,345,795	$1,190,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Revenues:
Rental and other property revenues ($1,091 in 2005, $1,223 in 2004, and $1,102 in 2003 from affiliates)	$165,821	$146,599	$120,016
Restaurant sales	36,818	34,525	33,057

Total operating revenues	202,639	181,124	153,073

Expenses
Property operating expenses ($7,646 in 2005, $5,182 in 2004, and $4,273 in 2003 to affiliates)	112,297	109,996	89,740
Restaurant cost of sales	27,906	26,713	26,051
Depreciation and amortization	22,931	23,653	17,542
General and administrative ($4,407 in 2005, $2,470 in 2004, and $8,282 in 2003 to affiliates)	17,696	18,712	22,124
Advisory fee to affiliate	9,336	10,728	9,345

Total operating expenses	190,166	189,802	164,802

Operating income (loss)	12,473	(8,678)	(11,729)

Other income (expense)
Interest income ($2,379 in 2005, $3,258 in 2004, and $4,035 in 2003 from affiliates)	5,439	5,347	9,222
Gain (loss) on foreign currency transaction	292	3,766	(3,309)
Gain on settlement of debt	—	10,649	7,210
Gain on condemnation award	—	—	4,800
Other income	3,007	2,764	3,408
Mortgage and loan interest ($2,510 in 2005, $2,825 in 2004, and $833 in 2003 to affiliates)	(63,351)	(63,116)	(54,390)
Discount on sale of notes receivable	(15)	(389)	(2,220)
Net income fee to affiliate	(3,712)	(1,933)	—
Incentive fee to affiliate	(1,128)	—	—
Litigation settlement	(130)	(5,848)	(15)
Provision for loan losses	—	2,768	(158)
Provision for asset impairment	—	(8,001)	(7,698)

Total other income (expense)	(59,598)	(53,993)	(43,150)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(47,125)	(62,671)	(54,879)
Gain on land sales	39,926	11,781	43,831
Minority interest	(3,056)	(7,270)	(771)
Equity in income (loss) of investees	397	(41)	(4,441)

Loss from continuing operations	(9,858)	(58,201)	(16,260)
Income from discontinued operations (NOTE 19)	57,275	91,395	28,123

Net income	47,417	33,194	11,863
Preferred dividend requirement	(2,572)	(2,601)	(2,351)

Net income applicable to Common shares	$44,845	$30,593	$9,512

Earnings per share-basic and diluted
Loss from continuing operations	$(1.22)	$(5.76)	$(1.73)
Discontinued operations	5.64	8.66	2.61

Net income applicable to Common shares	$4.42	$2.90	$.88

Weighted average Common shares used in computing earnings per share	10,149,000	10,559,571	10,789,352

Convertible Preferred Stock (2,490,913, 2,569,350, and 2,325,370 shares) and options to purchase 70,750, 76,750, and 98,250, shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for 2005, 2004, and 2003, respectively, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	(dollars in thousands)
Balance, January 1, 2003	$4,654	$100	$114	—	$93,954	$(22,499)	$3,204	$79,527
Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	—	14	14
Recognition of previously unrealized gain, upon the sale of foreign operations	—	—	—	—	—	—	(3,117)	(3,117)
Net income	—	—	—	—	—	11,863	—	11,863

								8,760
Issuance of Common Stock	—	—	—	—	195	—	—	195
Repurchase of Series A Preferred Stock	(3)	—	—	—	(12)	1	—	(14)
Common shares held by acquired company	—	—	—	(9,924)	—	—	—	(9,924)
Exchange of investments with affiliates	—	—	—	—	678	—	—	678
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	(2,321)	—	—	(2,321)
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	(30)	—	—	(30)

Balance, December 31, 2003	$4,651	$100	$114	$(9,924)	$92,464	$(10,635)	$101	$76,871
Comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	—	—	—	(3,229)	(3,229)
Unrealized gain on marketable securities	—	—	—	—	—	—	1,580	1,580
Net income	—	—	—	—	—	33,194	—	33,194

								31,545
Repurchase of Common Stock	—	—	—	(5,222)	—	—	—	(5,222)
Common Stock dividends (pre- merger)	—	—	—	—	—	(26)	—	(26)
Repurchase of Series A Preferred Stock	(12)	—	—	—	(48)	2	—	(58)
Issuance of Series A Preferred Stock	500	—	—	—	2,000	—	—	2,500
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	—	(2,571)	—	(2,571)
Series E Preferred Stock cash dividend ($0.60 per share)	—	—	—	—	—	(30)	—	(30)

Balance, December 31, 2004	$5,139	$100	$114	$(15,146)	$94,416	$19,934	$(1,548)	$103,009
Comprehensive income:
Unrealized gain on foreign currency translation	—	—	—	—	—	—	935	935
Unrealized gain on marketable securities	—	—	—	—	—	—	866	866
Net income	—	—	—	—	—	47,417	—	47,417

								49,218
Common Stock Dividends (Pre-merger)	—	—	—	—	—	(1)	—	(1)
Repurchase of Series A Preferred Stock	(157)	—	—	—	(1,027)	27	—	(1,157)
Repurchase of Series E Preferred Stock	—	(100)	—	—	—	—	—	(100)
Series A Preferred Stock cash dividend ($1.00 per share)	—	—	—	—	—	(2,550)	—	(2,550)
Series E Preferred Stock cash dividend ($0.45 per share)	—	—	—	—	—	(22)	—	(22)

Balance, December 31, 2005	$4,982	$—	$114	$(15,146)	$93,389	$64,805	$253	$148,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash Flows From Operating Activities
Net income	$47,417	$33,194	$11,863
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of real estate	(102,543)	(110,987)	(93,353)
Depreciation and amortization	23,981	30,440	27,216
Amortization of deferred borrowing costs	6,671	10,488	10,540
Provision for asset impairment	—	10,499	19,892
Discount on sale of notes receivable	15	389	2,324
Provision for loan losses	—	(2,768)	158
Gain on settlement of debt	—	(10,649)	(7,210)
Gain on condemnation award	—	—	(4,800)
Equity in (income) loss of investees	(397)	41	4,441
(Gain) loss on foreign currency transactions	(292)	(3,766)	3,306
(Increase) decrease in accrued interest receivable	1,008	1,318	(3,992)
(Increase) decrease in other assets	(8,322)	(3,548)	7,177
Increase (decrease) in accrued interest payable	(1,984)	2,582	1,723
Increase (decrease) in accounts payable and other liabilities (includes $2,110 in 2005, $14,864 in 2004, and $(36,160) in 2003 with affiliates)	24,006	199	7,581
Increase (decrease) in minority interest	1,469	1,819	(2,621)

Net cash used in operating activities	$(8,971)	$(40,749)	$(15,755)

Cash Flows From Investing Activities
Collections on notes receivable ($2,490 in 2005, $718 in 2004, and $2,535 in 2003 from affiliates)	$6,277	$11,626	$29,622
Proceeds from sale of notes receivable	33,265	8,264	33,866
Notes receivable funded	(12,139)	(6,848)	(3,593)
Proceeds from sale of real estate	166,254	273,393	163,097
Purchase of marketable equity securities	—	—	(1,640)
Proceeds from sale of marketable equity securities	84	—	179
Acquisitions of real estate	(170,333)	(57,877)	(15,313)
Real estate improvements	(60,356)	(165,154)	(50,997)
Restaurant equipment purchased	(810)	(1,527)	(1,615)
Proceeds from sale of restaurant equipment	1,360	94	438
Earnest money deposits	(2,670)	(4,825)	(8,594)
Distribution from (to) equity investees	(4,374)	1,007	(648)
Settlement of interest rate swap contract	—	—	(31)
Investment in real estate entities, net of cash acquired	(475)	(3,887)	(25,677)

Net cash (used in) provided by investing activities	$(43,917)	$54,266	$119,094

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

	For Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Cash Flows From Financing Activities
Proceeds from notes payable	$227,877	$382,259	$178,523
Stock-secured borrowings (payments), net	3,878	(736)	11,886
Payments on notes payable	(147,733)	(380,579)	(285,307)
Deferred borrowing costs	(4,417)	(8,994)	(7,450)
Net advances (to) from affiliates	(32,827)	14,189	2,485
Dividends paid	(1,012)	(1,566)	(2,351)
Repurchase of Preferred Stock	(1,375)	(10)	(14)
Repurchase of Common Stock	—	(5,222)	—

Net cash provided by (used in) financing activities	44,391	(659)	(102,228)

Net increase (decrease) in cash and cash equivalents	(8,497)	12,858	1,111
Cash and cash equivalents, beginning of year	22,401	9,543	8,432

Cash and cash equivalents, end of year	$13,904	$22,401	$9,543

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$52,494	$66,411	$80,867
Cash paid for income taxes, net of refunds	—	—	—

Schedule of non cash investing and financing activities
Notes payable assumed from acquisition of real estate	$15,669	$5,027	$29,151
Notes payable assumed by buyer upon sale of real estate	14,533	34,357	45,321
Purchase accounting adjustment of net assets acquired	—	8,434	58,558
Notes receivable from sale of real estate	43,192	24,167	59,440
Subsidiary purchased from affiliate decreasing affiliate receivable	4,101	—	—
Acquisition of real estate to satisfy note receivable	12,531	—	—
Decrease in affiliate receivable for acquisition of real estate	7,612	—	—
Funds collected by affiliate for property damage insurance reimbursement	8,182	—	—
Disposal of property to satisfy debt	—	—	4,760
Exchange of interest in note receivable for stock	—	—	7,688
Note receivable from exchange of stock with affiliate	—	—	526
Notes payable proceeds collected by affiliate for property financing	—	21,297	1,500
Sale of note and interest receivable to satisfy debt	—	—	13,435
Funds collected by affiliate on sale of real estate	—	—	6,239
Write-off goodwill upon sale of subsidiary	—	—	2,116
Sale of investment to reduce affiliate debt	—	—	6,000
Unrealized foreign currency translation gain (loss)	935	(3,229)	14
Unrealized gain on marketable securities	866	1,580	—
Issuance of Common Stock	—	—	195
Issuance of Series A Preferred Stock	—	2,500	—
Note payable paid by affiliate	—	10,823	—
Subsidiary shares of parent Common Stock	—	—	9,924

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

Certain balances for 2003 and 2004 have been reclassified to conform to the 2005 presentation.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business.    In November 1999, American Realty Investors, Inc. (“ARI”), a Nevada corporation, was formed, and in August 2000, ARI acquired American Realty Trust, Inc. (“ART”), a Georgia corporation and National Realty, L.P. (“NRLP”), a Delaware partnership. ARI primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

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

On October 23, 2001, ARI, Transcontinental Realty Investors, Inc. (“TCI”), and Income Opportunity Realty Investors, Inc. (“IORI”) jointly announced a preliminary agreement with the plaintiff’s legal counsel of the derivative action entitled Olive et al. V. National Income Realty Trust, et al. for complete settlement of all disputes in the lawsuit (the “Olive Litigation”). In February 2002, the court granted final approval of the proposed settlement (the “Olive Settlement”). Under the Olive Settlement, ARI agreed to either (i) acquire all of the outstanding shares of IORI and TCI not currently owned by ARI for a cash payment or shares of ARI preferred stock or (ii) make a tender offer for all of the outstanding shares of IORI and TCI not currently owned by ARI. On November 15, 2002, ARI commenced the tender offers for the IORI and TCI shares. The tender offers were completed on March 19, 2003. ARI paid $19.00 cash per IORI share and $17.50 cash per TCI share for the stock held by non-affiliated stockholders. Pursuant to the tender offers, ARI acquired 265,036 IORI shares and 1,213,226 TCI shares. The completion of the tender offers fulfills the obligations under the Olive Settlement; the Olive Litigation was dismissed with prejudice in 2003.

After the tender offers, ARI owned 64.8% of the outstanding shares of TCI and 62.5% of the outstanding shares of IORI (46.9% owned directly by ARI and 15.6% through TCI’s ownership of IORI shares). ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offers through March 31, 2003 was determined to be immaterial. Through June 30, 2003, ARI had the same advisor as TCI and IORI, and TCI and IORI had the same board of directors. At December 31, 2005, ARI and TCI have the same advisor and Board of Directors, and two directors of ARI (Ted Stokely and Robert A. Jakuszewski) also serve as directors of IORI.

On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with Basic Capital Management, Inc. (“BCM”), receiving 650,000 TCI shares from BCM. After the exchange, ARI owned 72.9% of the outstanding

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco Corporation (“One Realco”) to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2005, ARI owned 82.2% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. At December 31, 2005, ARI owned 20.4% of IORI through TCI’s ownership of IORI shares. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

The following pro forma information reflects the results of operations for ARI as though the consolidation of TCI’s operations had begun on January 1, 2003.

2003
Operating revenue, as reported	$153,073
Operating revenue, pro forma	166,825
Net income, as reported	11,863
Net income, pro forma	11,108
Earnings per share:
Basic and diluted, as reported	$.88
Basic and diluted, pro forma	$.81

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARI and TCI. PAMI is owned by Realty Advisors (80.0%) and Syntek West, Inc. (“Syntek West”) (20.0%), related parties. Syntek West is owned by Gene E. Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

Basis of consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”) or meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). Controlling interest in an entity is normally determined by the ownership of a majority of the entity’s voting interests; however, other determining factors include, but may not be limited to, whether the Company provides significant financial support and bears a majority of the financial risks, authorizes certain capital transactions such as the purchase, sale or financing of material assets or makes operating decisions that materially affect the entity’s financial results. All intercompany balances and transactions have been eliminated in consolidation.

Certain balances for 2003 and 2004 have been reclassified to conform to the 2005 presentation.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent accounting pronouncements.    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment.” This Statement addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company, such as stock options, or (b) liabilities, such as those related to performance units, that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

SFAS No. 123-R, which is effective for the Company beginning in the first quarter of fiscal year 2006, eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS No. 123-R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123-R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption.

The Company has decided to adopt SFAS No. 123-R using the modified prospective method. SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date. All of ARI’s options were fully vested as of the effective date, and ARI has no outstanding options that were granted, modified or settled after the effective date, so additional compensation costs for previously granted awards will not be recognized. The Company does not believe the adoption of SFAS No. 123(R) will have a material impact on its financial statements or results of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows of ARI.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 05-6 (“Issue 05-6”), Determining the Amortization Period for Leasehold Improvements. Issue 05-6 is effective for periods beginning after June 29, 2005. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition or purchase. The adoption of Issue 05-6 did not have a material impact to our financial condition or results of operations.

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

Real estate held-for-sale.    Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held for sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held for sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held for sale. A corresponding charge against or credit to earnings is recognized. Properties held for sale are not depreciated.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign currency translation.    Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of shareholders’ equity. Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of re-measurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in income and amounted to a gain of $292,000 in 2005 and a gain of $3.8 million in 2004.

Recognition of rental income.    Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and services are rendered.

Revenue recognition on the sale of real estate.    Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, or the financing method, whichever is appropriate. When ARI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate, as determined by SFAS 66 guidelines.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All share options issued have exercise prices equal to the market price of the shares at the dates of grant. Accordingly, no compensation cost has been recognized for the option plans. Had compensation cost for the option plans been determined based on the fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” net income and net income per share would have been the pro forma amounts indicated below. All of ARI’s option plans were terminated effective December 15, 2005. Previously issued options will remain outstanding for up to ten years from the grant of each option.

	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income applicable to Common shares, as reported	$44,845	$30,593	$9,512
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	22	22	21

Pro forma net income	$44,823	$30,571	$9,491

Net income per share
Basic and diluted, as reported	$4.42	$2.90	$.88
Basic and diluted, pro forma	$4.42	$2.90	$.88

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Dividend yield	—	—	—
Expected volatility	58%	64%	65%
Risk-free interest rate	4.77%	4.55%	4.04%
Expected lives (in years)	10	10	10
Forfeitures	10%	10%	10%

The weighted average fair value per share of options granted in 2005 was $6.44.

NOTE 2.	REAL ESTATE

In 2005, ARI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	$2,247	$464	$1,774	5.50%		01/47
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—	5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	—	817	5.65		09/46
Land
Addison Park – Residential	Addison, TX	1.9 Acres	1,475	381	1,180	8.00	(3)	11/06
Addison Park – Retail	Addison, TX	3.4 Acres	783	201	626	8.00	(3)	11/06
Alliance 8	Tarrant County, TX	8 Acres	657	332	408	7.75	(3)	05/06
Alliance 52	Tarrant County, TX	51.9 Acres	2,538	1,054	1,610	7.75	(3)	05/06
Alliance Airport	Tarrant County, TX	12.7 Acres	850	892	—	—		—
Denton	Denton, TX	25.9 Acres	2,100	862	1,365	7.75	(3)	04/07
Denton – Andrew B	Denton, TX	22.9 Acres	853	345	554	8.00	(3)	06/07
Denton – Andrew C	Denton, TX	5.2 Acres	303	126	197	8.00	(3)	06/07

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Land (Continued)
Katrina(1)	Palm Desert, CA	23.0 Acres	4,184	—	—		—		—
Kaufman Cogen	Kaufman County, TX	2,567 Acres	5,498	6,110	—		—		—
Kaufman Taylor	Kaufman County, TX	31.0 Acres	465	486	—		—		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—		—		—
Luna	Farmers Branch, TX	2.6 Acres	250	257	—		—		—
Mandahl Bay	US Virgin Islands	50.4 Acres	7,000	4,101	3,500		7.00		07/05	(7)
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—		—		—
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—		—		—
Mandahl Bay (Inn)	US Virgin Islands	15.0 Acres	2,500	2,731	—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—		—		—
Mansfield	Mansfield, TX	21.9 Acres	1,450	577	943		7.50	(3)	03/07
Mason Goodrich(1)	Houston, TX	13.0 Acres	1,360	—	—		—		—
McKinney Ranch	McKinney, TX	464.9 Acres	45,975	19,992	28,051		8.00		12/08
Palmer Lane(10)	Austin, TX	367.4 Acres	24,832	—	14,599		8.25		08/07
Pantaze	Dallas, TX	6.0 Acres	265	276	—		—		—
Payne I & II(9)	Las Colinas, TX	149.7 Acres	1,000	1,066	—		—		—
Senlac	Farmers Branch, TX	11.9 Acres	625	643	—		—		—
Senlac VHP	Farmers Branch, TX	3.9 Acres	595	623	—		—		—
Southwood Plantation(5)	Tallahassee, FL	12.9 Acres	525	555	—		—		—
TuTu	US Virgin Islands	19.5 Acres	1,350	1,401	—		—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—		—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702	3,828		6.08	(3)	01/07
Wilmer 88	Dallas, TX	87.6 Acres	638	668	—		—		—
Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663	40,487	(8)	6.16		01/13
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.50	(3)	05/06
Shopping Center
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	8,200	2,223	6,495		7.28		02/13

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View land parcels.
(3)	Variable rate.
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50% interest in this land tract.
(6)	Purchased a 37.5% interest in this land tract.
(7)	Extended to April 2006, with an increase in the interest rate to 8.0%.
(8)	First lien of $35.3 million. Second lien of $5.1 million. Interest rate and maturity date identical for both.
(9)	TCI dissolved the 50% Tenant-In-Common interest in the Payne land, resulting in TCI owning the 109.8 acre Payne I tract and the 39.9 acre Payne II tract. TCI paid an additional $1.0 million for the 30.4 flood plain acreage difference between the two parties.
(10)	In addition to debt assumed, the property was acquired in exchange for cancellation of a $2.3 million note receivable, and a $7.6 million reduction in receivables from Prime, a related party.

In 2004, ARI purchased the following properties:

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate	Maturity Date
Apartments
288 City Park(1)	Houston, TX	240 Units	$3,056	$612	$2,444	5.95%	04/45
Blue Lake Villas II(1)	Waxahachie, TX	70 Units	729	(164)	729	5.80	04/45
Bridges on Kinsey(1)	Tyler, TX	232 Units	2,291	596	1,687	5.74	08/45

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments (Continued)
Dakota Arms (1)	Lubbock, TX	208 Units	2,472	681	1,791		5.85		06/45
Laguna Vista(1)	Farmers Branch, TX	206 Units	2,424	902	1,522		5.50		09/46
Lake Forest(1)	Houston, TX	240 Units	2,316	(470)	2,316		5.60		03/45
Parc at Maumelle(1)	Maumelle, AR	240 Units	3,120	916	2,204		5.37		07/46
Treehouse(3)	Irving, TX	160 Units	7,519	(498)	5,027	(4)	5.00		08/13
Vistas of Vance Jackson(1)	San Antonio, TX	240 Units	3,550	771	2,779		5.78		06/45
Wildflower Villas(1)	Temple, TX	220 Units	2,045	79	1,996		5.99		10/45
Land
Cooks Lane	Ft. Worth, TX	21.9 Acres	1,000	1,034	—		—		—
Denton-Coonrod	Denton, TX	13.9 Acres	1,644	1,046	840		6.25		11/06
DeSoto	DeSoto, TX	202.0 Acres	2,516	1,364	1,265		6.25		11/06
Granbury Station	Ft. Worth, TX	15.7 Acres	923	236	738		7.00		09/07
Ladue	Farmers Branch, TX	8.0 Acres	1,743	659	1,206		6.65	(2)	06/06
Las Colinas	Irving, TX	45.5 Acres	4,802	1,674	3,121		7.00		12/06
Las Colinas(5)	Irving, TX	268.0 Acres	4,687	159	—		—		—
Lubbock	Lubbock, TX	2.9 Acres	224	224	—		—		—
Meloy Road	Kent, OH	54.2 Acres	4,900	343	4,900		5.00	(2)	01/06
Railroad	Dallas, TX	0.3 Acres	708	704	—		—		—
Rogers	Rogers, AR	20.1 Acres	1,390	619	1,130		10.50		04/05
West End	Dallas, TX	0.2 Acres	71	71	—		—		—

(1)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(2)	Variable interest rate.
(3)	Purchased from IORI, a related party, for assumption of debt and a note receivable, less $498,000 in cash received.
(4)	Assumed debt of seller.
(5)	Obtained in exchange for 13.0 acres of Las Colinas land.

In 2005, ARI sold the following properties:

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain on Sale
Apartments
By the Sea	Corpus Christi, TX	153 Units	$7,450	$2,050		$5,165		$1,770
Longwood	Long Beach, MS	200 Units	6,456	9		6,253		56
Quail Pointe	Huntsville, AL	184 Units	6,200	2,157		3,501		5,265
Sun Hollow	El Paso, TX	216 Units	7,700	2,623		4,327		5,816
Terrace Hills	El Paso, TX	310 Units	12,300	5,467		5,890		6,959
Waters Edge III & IV	Gulfport, MS	318 Units	16,350	6,201		7,207		7,724
Windsor Tower	Ocala, FL	64 Units	2,845	(85	)(2)	1,937	(1)	785
Woodhollow	San Antonio, TX	546 Units	12,500	3,429		7,900		8,290
Hotels
Majestic Inn	San Francisco, CA	57 Rooms	7,900	3,487		3,950		3,272
Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738		—		329
Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.8 Acres	7,674	5,627		1,744		2,729
Granbury Station	Ft. Worth, TX	15.7 Acres	1,003	265		738		10
JHL Connell	Carrollton, TX	3.7 Acres	2,236	1,625		—		1,397
Katrina	Palm Desert, CA	9.9 Acres	2,616	574		—		1,323

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Land (Continued)
Katrina	Palm Desert, CA	13.6 Acres	$3,703	$591	$—	$1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—	619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340	—	818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455	—	1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)	5,100	9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—	2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601	5,630
LCLLP	Las Colinas, TX	4.3 Acres	1,873	511	1,290	1,327
Mason Goodrich	Houston, TX	16.0 Acres	2,091	935	—	802
McKinney Ranch	McKinney, TX	1.3 Acres	347	325	—	191
McKinney Ranch	McKinney, TX	27.2 Acres	10,070	2,214	—	—	(3)
McKinney Ranch	McKinney, TX	3.7 Acres	1,381	290	—	—	(4)
Nashville	Nashville, TN	3.0 Acres	441	(13)	408	282
Nashville	Nashville, TN	1.2 Acres	304	236	—	226
Nashville	Nashville, TN	0.7 Acres	50	(2)	—	18
Nashville	Nashville, TN	5.0 Acres	1,035	(31)	941	737
Round Mountain	Austin, TX	10.0 Acres	1,500	251	—	1,094
Vineyards	Grapevine, TX	7.6 Acres	4,323	874	—	1,764
Vineyards and Vineyards II	Grapevine, TX	5.2 Acres	2,332	160	300	494
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914	440
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)	4,096	2,185
West End	Dallas, TX	0.8 Acres	2,259	2,099	—	1,259
West End	Dallas, TX	0.8 Acres	2,430	213	2,000	1,448
Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,366	6,506	2,781
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253	961	1,212
Office Buildings
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114	3,284	132
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843	7,792	10,603
Shopping Centers
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	14,250	6,192	6,651	7,129

(1)	Debt assumed by purchaser.
(2)	Cash of $860,000 received by an affiliate, increasing ARI’s affiliate receivable.
(3)	Gain of $7.0 million deferred due to insufficient initial buyer investment.
(4)	Gain of $307,000 deferred due to insufficient initial buyer investment.

In 2004, ARI sold the following properties:

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ Loss on Sale
Apartments
Cliffs of El Dorado(5)	McKinney, TX	208 Units	$13,442	$10	$10,323	(1)	$—
Falcon House	Ft. Walton, FL	82 Units	3,330	1,178	1,950	(1)	1,209
In the Pines	Gainesville, FL	242 Units	11,300	3,247	5,201		5,517
La Mirada	Jacksonville, FL	320 Units	10,500	2,576	7,098		7,576
Park Avenue	Tallahassee, FL	121 Units	6,225	926	4,320	(1)	3,922
Sandstone	Mesa, AZ	238 Units	8,650	2,920	5,531		1,688
Tiberon Trails	Merrillville, IN	376 Units	10,325	2,869	6,189	(1)	49
Industrial Warehouses
Kelly (Cash Road)	Dallas, TX	97,150 Sq. Ft.	1,500	1,077	422		454
Kelly (Pinewood)	Dallas, TX	100,000 Sq. Ft.	1,650	65	65		153

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain/ Loss on Sale
Industrial Warehouses (Continued)
Ogden Industrial	Ogden, UT	107,112 Sq. Ft.	2,600	668	668		$1,474
Texstar Warehouse	Arlington, TX	97,846 Sq. Ft.	2,400	—	—		—	(3)
Land
Allen	Collin County, TX	492.5 Acres	19,962	7,956	4,088		7,915	(2)
Marine Creek	Ft. Worth, TX	10.7 Acres	1,488	1,198	991		—	(7)
Mason Goodrich	Houston, TX	5.7 Acres	686	45	588		379
Mason Goodrich	Houston, TX	8.0 Acres	1,045	251	200		617
Mason Goodrich	Houston, TX	4.0 Acres	523	33	436		306
Mason Goodrich	Houston, TX	2.4 Acres	250	15	200		115
Mason Goodrich	Houston, TX	5.0 Acres	515	466	—		254
Mason Goodrich	Houston, TX	12.0 Acres	1,492	1,338	—		854
Meloy Road	Kent, OH	1.3 Acres	135	—	135		11
Rasor	Plano, TX	24.5 Acres	2,600	2,600	1,260		220
Red Cross	Dallas, TX	2.9 Acres	8,500	2,842	4,450		—
Vineyards	Tarrant County, TX	1.6 Acres	1,307	(275)	548		677
Vineyards II	Tarrant County, TX	1.5 Acres	1,239	(261)	200		551
Vista Ridge	Lewisville, TX	1.3 Acres	310	259	—		131
Office Buildings
4135 Beltline	Addison, TX	90,000 Sq. Ft.	4,900	2,472	2,009		337
Ambulatory Surgery Center	Sterling, VA	33,832 Sq. Ft.	8,675	5,448	2,899		784
Atrium	Palm Beach, FL	74,603 Sq. Ft.	5,775	1,842	3,772		708
Brandeis(6)	Omaha, NE	319,234 Sq. Ft.	—	—	—		(92)
Centura Tower(4)	Farmers Branch, TX	410,901 Sq. Ft.	84,075	36,350	49,878		38,154
Corporate Pointe	Chantilly, VA	65,918 Sq. Ft.	9,000	5,025	3,585		5,533
Countryside Harmon	Sterling, VA	72,062 Sq. Ft.	9,150	4,608	3,865		1,931
Countryside Mimado	Sterling, VA	35,127 Sq. Ft.	4,000	102	941		72
Countryside Retail	Sterling, VA	133,422 Sq. Ft.	27,100	3,408	3,408		6,807
One Steeplechase	Sterling, VA	103,376 Sq. Ft.	11,900	3,743	7,654		6,786
Venture Center	Atlanta, GA	38,272 Sq. Ft.	4,000	997	2,550		1,381
Shopping Centers
Collection	Denver, CO	267,812 Sq. Ft.	21,200	6,703	13,153		3,314
K-Mart	Cary, NC	92,033 Sq. Ft.	3,200	—	1,677	(1)	—	(3)
Plaza on Bachman Creek	Dallas, TX	80,278 Sq. Ft.	7,850	1,808	5,358		4,073
Sadler Square A	Amelia Island, FL	70,295 Sq. Ft.	4,500	1,876	2,680		1,897
Other
Signature Athletic Club(2)	Dallas, TX	N/A	120	(154)	88		(47)

(1)	Debt assumed by purchaser.
(2)	Signature Athletic Club was sold for the assumption of capital leases by purchaser. Net cash paid is from prepaid dues and unearned revenues due purchaser.
(3)	Sold to BCM, a related party, for assumption of debt and a secured note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” Gain of $1.2 million (Texstar) and $521,000 (K-Mart) deferred until sale to unrelated party.
(4)	ARI sold a 95% limited partnership interest, retaining a 1% general partner and 4% limited partner interest
(5)	Sold to Unified Housing Foundation, Inc. (“UHF”), a related party, in 2003. See NOTE 9. “RELATED PARTY TRANSACTIONS.” Gain of $2.5 million deferred until sale to unrelated party.
(6)	Returned to lender. See NOTE 7. “NOTES AND INTEREST PAYABLE.”
(7)	Sold to UHF. Gain of $581,000 deferred until sale to unrelated party.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Laguna Vista	Farmers Branch, TX	206 Units	$5,688	$15,417	$17,741
Legends of El Paso	El Paso, TX	240 Units	2,723	15,361	16,040
Mission Oaks	San Antonio, TX	228 Units	811	16,658	15,636
Parc at Maumelle	Maumelle, AR	240 Units	6,543	12,156	16,829
Parc at Metro Center	Nashville, TN	144 Units	2,522	10,093	11,141

In 2005, ARI completed the 70 unit Blue Lake Villas II in Waxahachie, Texas, the 272 unit Bluffs at Vista Ridge in Lewisville, Texas, the 232 unit Bridges on Kinsey in Tyler, Texas, the 208 unit Dakota Arms in Lubbock, Texas, the 240 unit Lake Forest in Houston, Texas, the 220 unit Wildflower Villas in Temple, Texas, the 398 unit Kingsland Ranch Apartments in Houston, Texas, the 240 unit Stonebridge at City Park Apartments in Houston, Texas, and the 240 unit Vistas of Vance Jackson in San Antonio, Texas.

NOTE 3.	NOTES AND INTEREST RECEIVABLE

	2005		2004
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing	$64,822	$68,130	$68,728	$66,727
Non-performing	10,822	11,546	6,755	6,632

	$75,644	79,676	$75,483	73,359

Interest receivable		2,764		1,167

		$82,440		$74,526

Interest income is recognized on non-performing notes receivable on a cash basis. If the notes for the years 2005, 2004, and 2003 had been performing an additional receivable totaled $172,000, $961,000, and $583,000, respectively, would have been recognized.

Notes receivable at December 31, 2005, mature from 2003 to 2017 with interest rates ranging from 4.0% to 12.0% per annum and a weighted average rate of 7.9% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. A majority of the notes receivable provide for principal to be paid at maturity. Scheduled principal maturities of $41.5 million are due in 2006.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity. In 2005, $117,000 in principal was collected. In March 2006, the purchaser extended the note to March 2007 by paying a 1% extension fee and making a 10% principal reduction.

In September 2003, ARI sold a 367.4 acre tract of its Pioneer Crossing land parcel for $22.5 million, receiving $4.9 million after payment of closing costs and providing purchase money financing of $16.9 million. The note bears interest at 8.0% per annum, matures in September 2006 and requires quarterly payments of accrued interest beginning in January 2004. All principal and accrued but unpaid interest are due at maturity. In November 2003, ARI sold an interest in $8.0 million of the note for $7.5 million, receiving $7.2 million in cash

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after payment of closing costs and debt pay down. In February 2004, ARI sold an additional interest in $6.6 million of the note for $6.3 million, receiving $6.3 million in cash after payment of closing costs. In December 2005, ARI acquired a 100% interest in the debtor in exchange for cancellation of the note and assumption of debt on the property. See NOTE 2. “REAL ESTATE.”

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bore interest at 7.0% per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note was unsecured, bore interest at 8.5% per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to ARI of a 2.0% extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by membership interests in the borrower and a second lien on 1,092 acres of undeveloped land. The secured note bears interest at 10%, requires semi-annual interest payments, and matures in March 2008. In September 2005 the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, ARI had advanced $4.0 million to the borrower. ARI also guaranteed, with full recourse to ARI, an $18 million bank loan for the borrower which is secured by a first lien on the 1,092 acres of undeveloped land. In June 2005, ARI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party totaling $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interests in the borrowers. The secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph.

In July 2003, ARI advanced $2.3 million to the Class A Limited Partners of TCI Countryside, L.P. of which ARI is the general partner. This loan bears interest at 7.25% and matures in January 2007. ARI also agreed to advance $1.1 million to the Class A Limited Partners by advancing $105,000 in July 2003 and every year thereafter for ten years. This loan bears interest at 7.25% and matures in July 2012. Interest due to ARI will be deducted from the quarterly return owed by ARI to the Class A Limited Partners, eliminating the quarterly payments. In October 2005, ARI agreed to settle the remaining obligations under this loan by paying a lump sum of $425,000, making the total advanced $740,000. After January 2007, ARI may redeem the Class A Limited Partners interests in exchange for cancellation of both notes.

In September 2005, ARI sold 10 acres of unimproved land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note bore interest at 10%, required monthly interest only payments, and matured in September 2008. In December 2005, ARI sold this note to a financial institution for full face value less closing costs, plus accrued interest. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2005, ARI sold 27.192 acres and 3.73 acres to a third party for $10.1 million and $1.4 million, and provided $7.6 million and $1.0 million of seller financing, respectively. Both notes bear interest at 8.0% per

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annum, require monthly interest only payments, and mature in December 2008. In January 2006, ARI sold both notes to a financial institution for full face value less closing costs, plus accrued interest. The financial institution has a Put Option that would require ARI to purchase both notes back under the following conditions: (1) failure to construct agreed upon roads on the property by December 2006; (2) there occurs any event of default by the buyer; (3) certain escrow deposits for the road completion are not sufficient to cover the cost of the road construction; (4) any amendment, modification or assignment of certain development and escrow agreements between ARI and the buyer; and (5) failure of ARI to deliver certain documents to the financial institution within a timely manner. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. ARI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. $4.1 million of these obligations were escrowed by ARI with the lender at loan closing. Through December 31, 2005, ARI has funded $4.7 million of these obligations, with $4.1 million recorded as an investment in the partnership and the remainder of $603,000 in the form of a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In August 2001, ARI agreed to fund up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable bore interest at a variable rate (then 9.0% per annum), required monthly interest only payments, and originally matured in January 2003. As of March 2004, ARI had funded a total of $4.3 million. On January 22, 2003, ARI agreed to extend the maturity date until May 1, 2003. The collateral used to secure ARI’s second lien was seized by the first lien holder. On March 11, 2004, ARI agreed to accept an assignment of claims in litigation as additional security for the note. In December 2004, ARI agreed to a Modification Agreement with the borrower, which was effective November 1, 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note, the interest rate fixed at 9.0% per annum and principal and interest is due November 2005. ARI also received Pledge and Security Agreements in various partnership interests belonging to the borrower and received various Assignments of Proceeds from sales in certain entities owned by the borrower. ARI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to ARI by borrower and by $605,000 from cash received. ARI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. As a result of the modification, ARI recognized a reduction of $1.4 million for loan loss expense in 2004. In December 2005, ARI advanced $2.5 million under this note to the borrower.

In March 2002, ARI sold the 174,513 Sq. Ft. Hartford Office Building in Dallas, Texas, for $4.0 million, providing $4.0 million in seller financing as well as an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 8.0% per annum, requires monthly interest only payments and matures in March 2007. As of March 2006, ARI has funded $896,000 of the $1.4 million line of credit. ARI determined during the third quarter of 2005 that it would classify this note as non-performing due to the lack of debt payments received and the probability that no debt payments would be received in the future. Effective for the quarter ended September 30, 2005, ARI no longer accrues interest on this note. The loan is not considered impaired due to management’s opinion that the fair value of the collateral is sufficient to cover the current loan balance and accrued interest at March 2006.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100% interest in a partnership of the borrower. The line of credit bears interest at 12.0% per annum, requires

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monthly interest only payments, and matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter of 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of March 2006, the borrower had $211,000 of available credit under the credit limit.

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. In March 2000, the borrower made a $1.1 million payment. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In 2004, ARI initiated legal action to collect the note. In August 2005, a settlement agreement was reached. The note will be replaced with a new promissory note, also non-interest bearing, which is secured by a $1.5 million Agreed Judgment. The note calls for 36 monthly payments beginning in January 2006, with a balloon payment of $460,000 due in January 2009. ARI will continue to classify this note as non-performing even though payments have been received in 2006.

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt pay down and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest was to begin accruing after improvements to the site were completed by ARI. The costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. By 2005 a portion of the improvements had been completed and the remaining accrual at December 31, 2005 is $1.2 million. At March 2006, negotiations with the buyer to settle the obligations are underway. The remaining improvements are not expected to be completed before the settlement. The note is classified as non-performing at December 31, 2005.

In November 2003, ARI purchased a note receivable from an unrelated party for $1.4 million, including accrued and unpaid interest. The note was secured by a first lien Deed of Trust on 13.0 acres of undeveloped land in Harris County, bore interest at the default rate of 18.0%, and matured in May 2003. In May 2005, ARI obtained title to the property via a Deed in Lieu of Foreclosure. See NOTE 2. “REAL ESTATE.”

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0% per annum, matured in December 2004, and required payments beginning in March 2003. In March 2003, the note was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the note has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0% per annum and matured on March 31, 2003. All principal and interest were due at maturity. In February 2005, the note was exchanged for 23.0 acres of land in Palm Desert, California. See NOTE 2. “REAL ESTATE.”

Related Parties.    In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. At that time, a wholly-owned subsidiary of One Realco owned approximately 2.2% of the outstanding shares of ARI’s common stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit was guaranteed by BCM. In June 2001, $810,000 in principal and interest was collected. In December 2001, $825,000 in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003,

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently at 10.5%. In December 2005, $500,000 in interest was collected. All principal and interest are due at maturity. On February 1, 2006 Prime acquired from One Realco all of the issued and outstanding stock of the former subsidiary which owns 234,450 shares of ARI common stock.

In March 2004, ARI sold a K-Mart in Cary, North Carolina to BCM for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at 2.0% over the prime rate, currently 9.5%, and matured in April 2005. In April 2005, the note extended to April 2008.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at 2.0% over the prime rate, currently 9.5%, and matured in April 2005. In April 2005, the note extended to April 2008.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI common stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 9.5% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. In September 2005, $342,000 in accrued interest was collected. All principal and accrued interest are due at maturity.

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2005	2004	2003
Balance January 1,	$1,865	$4,633	$3,077
TCI allowance added through consolidation	—	—	1,456
(Decrease) increase in provision	(865)	(2,768)	100

Balance December 31,	$1,000	$1,865	$4,633

The allowance was reduced in 2005 when ARI received title to 13 acres of land in Harris County in settlement of a $1.4 million note from an unrelated party. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.” The allowance was reduced in 2004 for the reversal of amounts determined to be in excess of required reserves.

NOTE 5.	INVESTMENTS IN EQUITY INVESTEES

Before 2003, ARI’s investment in real estate entities included equity securities of IORI and TCI, and interests in real estate joint venture partnerships. BCM, ARI’s advisor until June 30, 2003, also served as advisor to IORI and TCI until June 30, 2003.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through March 31, 2003, ARI accounted for its investment in IORI and TCI and the joint venture partnerships using the equity method. ARI began consolidation of TCI’s and IORI’s accounts and operations effective March 31, 2003. See NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” The effect of consolidating TCI’s and IORI’s operations from the completion of the tender offer through March 31, 2003 was determined to be immaterial. On June 2, 2003, ARI exchanged all of its 674,971 IORI shares with BCM, receiving 650,000 TCI shares from BCM. After the exchange, ARI owned 72.9% of the outstanding shares of TCI. On June 30, 2003, ARI sold a participating interest in $5.8 million of its $15.5 million line of credit receivable from One Realco to BCM, receiving 314,141 TCI shares from BCM (see NOTE 3. “NOTES RECEIVABLE”). After the transaction, ARI owned 76.8% of the outstanding shares of TCI. In December 2003, ARI purchased 88,600 TCI shares in market transactions and 204,633 TCI shares in transactions with related parties for a total of $1.4 million. At December 31, 2004, ARI owned 82.2% of the outstanding shares of TCI. ARI no longer directly owns any IORI shares. ARI owned 20.4% of IORI through TCI’s ownership of IORI shares at December 31, 2005 compared to 19.7% at December 31, 2004. ARI ceased consolidation of IORI’s accounts and operations effective June 2, 2003.

ARI is a non-controlling 30.0% general partner in Sacramento Nine (“SAC 9”), which owned an office building in Rancho Cordova, California. In December 2004, SAC 9 sold the office building for $3.7 million, of which ARI received $1.1 million after closing costs and fees. ARI recognized a gain on the sale of investment in SAC 9 of $882,000 relating to this transaction.

In December 2004, ARI sold a 95% interest in Garden Centura, L.P. that owns the 410,901 sq. ft. Centura Tower office building located in Farmers Branch, Texas. ARI retained a non-controlling 1% general partner and 4% limited partner interest in Garden Centura, L.P. ARI accounts for its investment in this partnership on the equity method in 2005 and on the cost basis in 2004.

The investments in IORI and the joint venture partnerships are accounted for using the equity method as more fully described in NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Investments in equity investees.”

A significant portion of ARI’s investment in IORI and TCI is pledged as collateral for borrowings. See NOTE 7. “NOTES AND INTEREST PAYABLE” and NOTE 8. “STOCK-SECURED NOTES PAYABLE.”

Investments in equity investees consisted of the following:

Investee	Percentage of Ownership At December 31, 2005	Carrying Value of Investment at December 31, 2005	Equivalent Investee Book Value at December 31, 2005	Market Value of Investment at December 31, 2005
IORI	24.88%	$6,155	$11,159	$6,534
Garden Centura, L.P.	5.00	6,048	1,910
Other		1,318

		$13,521

Investee	Percentage of Ownership At December 31, 2004	Carrying Value of Investment at December 31, 2004	Equivalent Investee Book Value at December 31, 2004	Market Value of Investment at December 31, 2004
IORI	24.03%	$5,765	$10,545	$5,532
Garden Centura, L.P.	5.00	1,925
Other		522

		$8,212

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Set forth below are summary financial data for equity investees:

	2005	2004
Real estate, net of depreciation	$115,980	$86,279
Notes receivable	63,045	—
Other assets	12,492	4,662
Notes payable	(102,272)	(44,571)
Other liabilities	(5,157)	(2,579)

Equity	$84,088	$43,791

	2005	2004	2003
Revenues	$20,149	$9,227	$35,306
Depreciation	(3,722)	(740)	(5,817)
Provision for losses	—	—	(956)
Interest	(5,829)	(3,491)	(11,517)
Operating expenses	(8,740)	(4,888)	(26,287)

Income (loss) from continuing operations	1,858	108	(9,271)
Income (loss) from discontinued operations	—	(89)	(1,685)
Gain from sale of discontinued operations	—	5,473	5,334

Net income (loss)	$1,858	$5,492	$(5,622)

ARI’s equity share of:

	2005	2004	2003
Loss before gain from sale of discontinued operations	$397	$(41)	$(4,441)
Gain from sale of discontinued operations	—	2,212	716

Net income (loss)	$397	$2,171	$(3,725)

The cash flow from IORI is dependent on the ability of IORI to make distributions. IORI ceased making quarterly distributions in the fourth quarter of 2000.

ARI acquired its initial investment in IORI and TCI in 1989.

NOTE 6.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI acquired equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 for $5.0 million, representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. TCI has recognized unrealized gains of $866,000 and $1.6 million during 2005 and 2004, respectively, due to increases in market price since December 31, 2003.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.	NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2005		2004
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$924,660	$1,012,466	$825,371	$931,663

Interest payable		9,356		8,258

		$1,021,822		$939,921

Scheduled principal payments on notes payable are due as follows:

2006	$275,697
2007	117,286
2008	91,411
2009	25,741
2010	34,864
Thereafter	467,467

$1,012,466

Stated interest rates on notes payable ranged from 2.0% to 16.4% per annum at December 31, 2005 and matured in varying installments between 2006 and 2045. At December 31, 2005, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $1,048 million.

In July 2005, ARI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0%, which is currently 8.5%, requires interest only payments, and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. ARI has used all $10 million of the line of credit for land purchases as of December 31, 2005.

In February 2005, ARI received a loan in the amount of $5.0 million. The note bears interest at 8.0% per annum, requires semi-annual interest payments, and matures in July 2006. The loan is collateralized by certain partnership interests that hold apartments owned by ARI. Anytime before maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

Prior to February 2004, the Brandeis Office Building in Omaha, Nebraska was occupied by two tenants, one of which occupied a significant portion of the building. The larger tenant built its own building and moved out, resulting in the office building being at only approximately 20% occupancy. The loan matured in December 2003, and ARI proposed an extension of the maturity of the loan. The lender desired a sufficient pay down of the loan. In February 2004, the title to the Brandeis Office Building was transferred to the lender by agreement. Outstanding indebtedness and accrued interest at that time was $8.8 million. ARI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A subsidiary of ARI developed and constructed a commercial property in Texas, consisting of a 220,000 square foot building, with construction financing guaranteed by ARI. Several challenges occurred with respect to the construction of the property, involving work stoppages, completion of construction by the prime contractor, and actions of the prime contractor with respect to subcontractors. The construction loan matured and ARI proposed to the lender a month-to-month extension, but the lender desired an extension for a two-year period with excessive fees and points. During December 2003, ARI sold the property to a related party, which instituted a reorganization proceeding, in an effort to restructure the indebtedness on the property. In November 2004, ARI settled with the contractor, who was also the junior lender, and modified and extended its debt with the primary lender. ARI recognized an $8.4 million gain on settlement of debt for these transactions.

In May 2003, the lenders on one of ARI’s commercial properties located in Texas notified ARI that the loans on the property were in default, due to ARI’s failure to make timely debt service payments. The balance owed on the loans was $18.7 million. In December 2003, ARI sold the property to a related entity, which then filed for bankruptcy, in an effort to restructure the debt on the property. ARI expected to reacquire the property after the debt was restructured. This transaction was not accounted for as a sale by ARI. The property and related debt remain on ARI’s balance sheet. In November 2004, ARI settled with one of the lenders, paying $4.3 million in satisfaction of $6.9 million in principal and accrued but unpaid interest, and modified its debt with the second lender, restructuring $14.5 million in principal and accrued but unpaid interest into a new loan balance of $13.0 million. ARI recognized a $4.1 million gain from forgiveness of debt from these transactions.

In October 2003, ARI borrowed $1.6 million from IORI, which was then advanced to the Class A Limited Partners of Encino Executive Plaza, Ltd. The loan bore interest at 2.0% per annum and matures in June 2006. All principal and interest are due at maturity. Effective January 1, 2004, the interest rate was changed to 5.49%.

In 2005, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Autumn Chase	Midland, TX	64 Units	$1,166	$797	$317	5.88	%(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35
Sun Hollow	El Paso, TX	216 Units	2,000	—	2,000	12.50		01/06	(4)
Sunset	Odessa, TX	240 Units	2,995	1,684	1,054	5.25	(1)	10/35
Westwood	Odessa, TX	79 Units	500	—	464	5.25	(1)	12/35
Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	11,000	10,540	137	6.19	(1)	09/10
Land
2301 Valley Branch	Farmers Branch, TX	23.8 Acres	2,420	2,841	(385)	8.50	(1)	12/06
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	01/07
Centura(3)	Farmers Branch, TX	8.8 Acres	6,727	—	6,727	8.50	(1)	08/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	01/07
Elm Fork	Denton County, TX	105.4 Acres	7,740	—	7,540	7.00	(1)	07/06
McKinney 36	Collin County, TX	34.6 Acres	4,000	1,747	2,123	6.50	(1)	12/07
Mercer Crossing	Farmers Branch, TX	235 Acres	3,000	—	2,889	8.50		12/06
Nashville	Nashville, TN	109.6 Acres	7,000	—	6,341	7.50		02/07
Payne I	Las Colinas, TX	109.9 Acres	6,732	—	6,550	8.00		12/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	03/07
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	01/07
West End (2)	Dallas, TX	5.5 Acres	2,000	—	1,842	8.00	(1)	06/07

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10
Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

(1)	Variable rate.
(2)	Drawn on the $10.0 million line of credit for land acquisitions and financing.
(3)	IORI purchased the Centura Land for $13.0 million. See NOTE 9. “RELATED PARTY TRANSACTIONS.”
(4)	Paid in full in January 2006.

In 2004, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred		Debt Discharged		Net Cash Received/ Paid		Interest Rate		Maturity Date
Apartments
Mountain Plaza	El Paso, TX	188 Units	$5,184		$4,257		$370		5.16%		12/34
Treehouse	Irving, TX	160 Units	5,780		5,027		138		5.06		07/34
Villager	Fort Walton, FL	33 Units	804		507		129		5.15		06/34
Waters Edge III	Gulfport, MS	238 Units	3,250		—		—	(5)	12.50		12/04
Hotels
City Suites	Chicago, IL	45 Rooms	3,640		—		3,548		6.75	(1)	09/09
Majestic Inn	San Francisco, CA	57 Rooms	2,000	(8)	5,138		(1,238)		5.75	(1)	10/05
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	11,500		12,332		(13,689	)(3)	7.00	(1)	03/05
Willows	Chicago, IL	52 Rooms	3,500		—		3,411		6.75	(1)	09/09
Land
Bonneau	Dallas County, TX	8.4 Acres	9,661	(6)	10,283	(7)	76		6.75	(1)	09/05
Centura	Farmers Branch, TX	8.8 Acres	4,485		4,000		(183)		7.00	(1)	02/05
Chase Oaks	Plano, TX	5.8 Acres	—	(6)	—		—		—		—
Cooks Lane	Ft. Worth, TX	23.2 Acres	550		—		—		6.75		11/06
Dalho	Farmers Branch, TX	2.9 Acres	—	(6)	—		—		—		—
Dominion/Hollywood	Farmers Branch, TX	66.1 Acres	6,985		6,222		(67)		7.00	(1)	02/05
HSM	Farmers Branch, TX	6.2 Acres	—	(6)	—		—		—		—
JHL Connell	Carrollton, TX	7.6 Acres	—	(6)	—		—		—		—
Katy	Harris County, TX	130.6 Acres	7,500		—		(75	)(4)	6.00	(1)	02/07
Lacy Longhorn	Farmers Branch, TX	17.1 Acres	1,965		1,800		78		4.03	(1)	07/07
Las Colinas	Las Colinas, TX	1.5 Acres	—	(6)	—		—		—		—
Marine Creek	Ft. Worth, TX	28.4 Acres	1,785		—		1,746		4.03	(1)	07/07
Mason/Goodrich	Houston, TX	39.4 Acres	2,133		714		1,345		6.00	(1)	08/05
Stagliano	Farmers Branch, TX	3.2 Acres	—	(6)	—		—		—		—
Vista Ridge	Lewisville, TX	64.9 Acres	—	(6)	—		—		—		—
Walker	Dallas County, TX	132.6 Acres	8,750		7,950		264		5.90	(1)	06/06
Office Buildings
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	500	(8)	—		—		5.75	(1)	10/05
1010 Common	New Orleans, LA	494,579 Sq. Ft.	16,250		8,000		7,829		4.03	(1)	07/07
Amoco	New Orleans, LA	378,244 Sq. Ft.	1,500	(8)	—		—		5.75	(1)	10/05
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	34,000		36,889		(4,588)		5.50	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	3,800	(2)	—		3,737		5.75	(1)	04/06
Centura Tower	Farmers Branch, TX	410,901 Sq. Ft.	50,000		37,594		2,989		4.94		10/09
Cooley	Farmers Branch, TX	27,000 Sq. Ft.	2,600		1,726		811		5.50	(1)	09/06
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	7,500		7,500		(164)		3.60	(1)	05/06
Warehouses
Addison Hangers I & II(9)	Addison, TX	52,650 Sq. Ft.	4,500		2,592		1,635		10.00		09/14

(1)	Variable interest rate.
(2)	2nd lien advance on Centura Tower.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Cash of $11.0 million was received by an affiliate, increasing ARI’s affiliate receivable.
(4)	Cash of $7.4 million was received by an affiliate, increasing ARI’s affiliate receivable.
(5)	Cash of $3.3 million was received by an affiliate, increasing ARI’s affiliate receivable.
(6)	Single note, with all properties as collateral.
(7)	Debt forgiveness of $2.3 million recognized.
(8)	The Majestic Inn, 225 Baronne Office Building and Amoco Office Building are cross collateralized. The debt incurred on 225 Baronne and Amoco are 2nd lien loans.
(9)	The Addison Hangers were sold in September 2004 to a third party but were then leased back for 10 years on a triple net lease basis. This transaction has been recorded as a financing transaction for accounting purposes.

NOTE 8.	STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI and ARI’s trading portfolio securities and bear interest rates ranging from 9.5% to 24.0% per annum. Margin borrowings were $22.5 million at December 31, 2005 and $18.7 million at December 31, 2004, representing 21.1% and 20.8%, respectively, of the market values of the equity securities at those dates.

Sunset Management LLC.    On May 16, 2005, the United States District Court for the Northern District of Texas, Dallas Division, entered its Memorandum Opinion and Order and Judgment dismissing a purported stockholders’ derivative action filed October 5, 2004, by Sunset Management LLC against a number of entities, including the Company, as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. The Court’s Judgment granted a Motion to Dismiss filed by the Defendants, including the Company, and ordered that Plaintiff Sunset Management LLC take nothing by its suit. No appeal was timely filed, and the dismissal of the action is now final. The Sunset Complaint in this case contained many of the same allegations raised by Sunset Management LLC in four other cases which, as rulings have occurred, have resulted in a denial of Sunset Management LLC’s requested relief. The dismissed action was the fifth in a continuing series of actions involving Sunset Management LLC, certain subsidiaries of the Company and TCI resulting from a loan in September 2001 to BCM and three subsidiaries of the Company in the original amount of $30 million ($19.5 million of which bore interest at 24% per annum, while the remaining $10.5 million of which bore interest at 20%). In September 2002, $15 million in principal was repaid leaving a $15 million aggregate balance, (ARI’s portion of the balance is $5 million) which Sunset Management LLC orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset Management LLC did not honor, resulting in the original litigation filed in Texas State Court during October 2002 as Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas, originally styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management LLC (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset Management LLC and sought certain declaratory relief against Sunset Management LLC, as well as temporary and permanent anti-suit injunctions against Sunset Management LLC. The Texas Litigation has been removed to the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, as Adversary Proceeding No. 03-04256 styled American Realty Trust, Inc., et al. v. Sunset Management LLC, et al. This Adversary Proceeding is associated with the case styled In Re: ART Williamsburg, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Case No. 4:03-43909-BTR-11, filed August 22, 2003.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is also a defendant in related litigation with Sunset Management LLC in the case styled Sunset Management LLC, et al. v. American Realty Investors, Inc., et al., now pending in the United States District Court for the Eastern District of Texas, Tyler Division, as Case No. 4:06-CV-18. In this case, Sunset Management LLC originally sought to require a conveyance by ARI and/or its subsidiaries of certain pledged shares back to the pledgors, BCM and certain subsidiaries of ARI. Sunset Management LLC has filed a Motion for Summary Judgment claiming that transfer of the ownership of the shares among the Company and its affiliates violates the pledge agreements. ARI has responded to the Motion, which it believes is without merit because the transfer of the shares harmed no one, did not affect the validity of the pledge agreements, and in fact, benefited not only ARI but also probably Sunset Management LLC because it substantially reduced the taxes payable on a consolidated basis for ARI and TCI, thereby potentially increasing the value of the collateral pledged. The Company expects this case to eventually be consolidated with the primary discussed in the preceding paragraph when that case is transferred to the district court.

Other Stock-secured notes payable.    In September 2003, ARI obtained a security loan in the amount of $13.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 16.4%, requires monthly payments of interest only and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock and 250,000 shares of IORI common stock held by TCI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006. In March 2006, the maturity date was extended to March 2007.

In May 2005, ARI received a loan in the amount of $4.0 million. The note bears interest at the prime rate plus 2.0%, which is currently 9.5%, requires monthly interest only payments and matures in one year. The loan is collateralized by ARI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

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

NOTE 9.	RELATED PARTY TRANSACTIONS

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

In December 2005, ARI acquired a 100% interest in a 367.4 acre tract of the Palmer Lane land parcel. The land was acquired through cancellation of a $2.3 million note receivable from an unrelated party, assumption of debt, and a $7.6 million reduction in ARI’s affiliate receivable.

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

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco. At that time, a wholly-owned subsidiary of One Realco owned approximately 2.1% of the outstanding shares of ARI’s common Stock. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $810,000 in principal and interest was collected. In December 2001, $825,000 in principal and interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM, receiving 314,141 TCI shares from BCM (see NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”) In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently at 10.5%. In December 2005, $500,000 in interest was collected. All principal and interest are due at maturity.

In May 2004, ARI purchased the Treehouse Apartments from an affiliate, with a net purchase price of $7.5 million after assumption of debt and a note receivable, less cash received of $498,000. The note receivable was from the sale of the Cliffs of El Dorado Apartments to a related party in 2003. At that time, the sale of the Cliffs

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 1999, ARI funded a $4.7 million loan to Realty Advisors. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI common stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 9.5% per annum, and the accrued but unpaid interest of $1.0 million was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. In September 2005, $342,000 in accrued interest was collected. All principal and accrued interest are due at maturity.

In December 2003, ARI sold seven properties to subsidiaries of UHF. ARI sold 39.3 acres of Pioneer Crossing land for $3.9 million, 10.7 acres of Marine Creek land for $1.5 million, the Limestone at Vista Ridge Apartments for $19.0 million, the Cliffs of El Dorado Apartments for $13.4 million, the Limestone Canyon Apartments for $18.0 million, the Sendero Ridge Apartments for $29.4 million, and Tivoli Apartments for $16.1 million. All of the transactions included the assumption of debt and notes receivable to ARI for the remainder of the purchase price. Ted Stokely, Chairman of the Board of ARI, is the General Manager of UHF. Richard Humphrey, who is employed by Regis Realty I, LLC, an affiliate, is President of UHF. Due to UHF being considered a related party to ARI and ARI having continued involvement and control of these entities, these transactions were not recorded as sales. Instead, these transactions were accounted for on the deposit method, and the properties and corresponding debt were consolidated by ARI. All of these transactions were approved by ARI’s Board of Directors. Mr. Stokely abstained from voting on all of these transactions. The loans on Limestone Canyon apartments, Limestone at Vista Ridge apartments and Tivoli apartments were approved by their prospective lenders for transfer to the purchasing entities. ARI has guaranteed the loans on both of these transfers. Also, Marine Creek land and the Cliffs of El Dorado apartments were recognized as sales during 2004. See NOTE 2. “REAL ESTATE.” Management is currently seeking lender approval on the transfer of the notes associated with the Sendero Ridge apartments

In June 2002, ARI purchased the Tiberon Trails Apartments from BCM for $12.3 million. The purchase price was determined based on the market value of the property exchanged, using a market rate multiple of net operating income. ARI assumed debt of $6.4 million. ARI’s receivable from BCM was reduced by $5.9 million, and no cash was paid by ARI. The business purpose of the transaction was to reduce the affiliate payable owed by BCM to ARI. In March 2004, ARI sold Tiberon Trails Apartments to an unrelated buyer (see NOTE 2. “REAL ESTATE”).

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2002, ARI’s Board of Directors authorized ARI’s Chief Financial Officer to advance funds either to or from ARI, through the advisor, in an amount up to $10.0 million and, subsequent to that, authorized ARI’s Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured, generally have not had specific repayment terms, and have been reflected in ARI’s financial statements as other assets and other liabilities. Effective July 1, 2005, ARI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from ARI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. Interest earned on the advances totaled $1.7 million in 2005.

The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2005.

	PRIME	IORI
Balance, December 31, 2004	$13,579	$(260)
Cash transfers to affiliates	165,778	260
Cash transfers from affiliates	(134,028)	—
Payments by affiliates on ARI’s behalf	(700)	—
Repayments through property transfers	(10,268)	—
Construction fees payable to affiliate	(1,714)	—
Payables clearing through Prime	(2,945)	—

Balance, December 31, 2005	$29,702	$—

At December 31, 2005, other assets includes $1.1 million due from Regis Hotel Corporation, a related party. In addition, ARI owes $3.0 million to Prime and Regis Property Management for management fees, commissions and refinancing fees.

Returns on Metra Properties.    In April 2002, ARI, TCI, and IORI sold 28 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continued to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships stated that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners had priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, a cessation of any preferential return, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, ARI recognized expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005.

NOTE 10.    DIVIDENDS

During the second quarter of 1999, ARI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. No dividends on its

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock were declared for 2003, 2004, or 2005. Future distributions to common stockholders will be dependent upon ARI’s income, financial condition, capital requirements, and other factors deemed relevant by the Board.

NOTE 11.    PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. Since August 15, 2003, the Series A Preferred Stock may be converted into ARI common stock at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. At December 31, 2005, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2005, 6,813,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. On or after December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARI common stock. All conversions of Series C Preferred Stock into ARI common stock will be at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. In January 2006, 1,625,000 Class A limited partner units were redeemed for $1.6 million in cash. At December 31, 2005, no share of Series C Preferred Stock was outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2005, no shares of Series D Preferred Stock was outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2005, no shares of Series E Preferred Stock was outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 24, 2006.

NOTE 12.    STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). Under the Option Plan, options were granted to certain ARI officers and key employees of BCM and its affiliates. The Option Plan provided for options to purchase up to 300,000 shares of common stock. In December 2005, the Option Plan was terminated. All grants were determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20.0% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant. At December 31, 2005, 61,250 options were exercisable at an exercise price of $16.35 per common share, and 2,500 shares were exercisable at an exercise price of $18.53 per common share.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares at an exercise price of $17.71 per common share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003, 2004, and 2005, each Independent Director was granted an option to purchase 1,000 common shares at exercise prices of $18.53, $13.625, $9.87, $8.09, $9.13, and $9.70 per common share, respectively. At December 31, 2005, 7,000 options were exercisable at prices ranging from $8.09 to $9.70 per common share.

	2005		2004		2003
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	76,750	$8.09-18.53	98,250	$8.09-18.53	105,750	$9.87-18.53
Granted	4,000	$9.70	3,000	$9.13	3,000	$8.09
Canceled	(10,000)	$8.09-16.35	(24,500)	$8.09-18.53	(10,500)	$9.87-18.53

Outstanding at December 31,	70,750	$8.09-18.53	76,750	$8.09-18.53	98,250	$8.09-18.53

NOTE 13.    ADVISORY AGREEMENT

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies, which guide it, the day-to-day operations of ARI are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime, as advisor, also serves as a consultant in connection with the preparation of ARI’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, has been providing advisory services to ARI since October 1, 2003. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “Directors and Executive Officers of the Registrant—The Advisor.”

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

If and to the extent that Prime or any director, officer, partner, or employee of Prime shall be requested to render services to ARI other than those required to be rendered by Prime under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between each party from time-to-time.

The Advisory Agreement automatically renews from year to year unless terminated in accordance with its terms. Management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

NOTE 14.    PROPERTY MANAGEMENT

Affiliates of Prime provide property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide property management services to ARI’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”), a related party. Triad subcontracts the property-level management and leasing of ARI’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARI’s hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is owned by Regis I.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, BCM and their affiliates were as follows:

	2005	2004	2003
Fees
Advisory fee	$9,336	$10,728	$9,345
Net income fee	3,712	1,933	—
Incentive fee	1,128	—	—
Loan arrangement	822	1,927	1,256
Property acquisition fees	1,076	133	371

	$16,074	$14,721	$10,972

Cost reimbursements	$4,407	$4,568	$5,182

Fees paid to Triad, an affiliate, and Regis I, a related party:

	2005	2004	2003
Fees
Real estate brokerage	$5,498	$8,376	$6,247
Property acquisition fee	2,452	445	—
Construction supervision fee	1,714	5,625	4,050
Property and construction management and leasing commissions*	3,691	6,725	4,273

	$13,355	$21,171	$14,570

*	Net of property management fees paid to subcontractors, other than affiliates of Prime and BCM.

NOTE 16.    INCOME TAXES

Effective January 1, 2004, TCI became eligible to file a consolidated Federal income tax return with ARI.

There was no deferred tax expense (benefit) recorded for 2005 or 2004 as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows:

	2005	2004
Computed “expected” income tax (benefit) expense	$16,596	$11,800
Book to tax differences in gains on sale of property.	(2,280)	(17,400)
Gain from debt extinguishment not recorded for tax purposes	—	(2,400)
Book to tax differences from entities not consolidated for tax purposes	(968)	3,600
Book to tax differences of depreciation and amortization	1,832	3,500
Impairment charges not recorded for tax purposes	644	1,500
Use of net operating loss carryforward	(14,925)	(1,200)
Other	(899)	600

	$—	$—

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2005	2004
Net operating losses and tax credits	$50,915	$61,649

Basis difference of
Real estate holdings and equipment	5,015	(6,218)
Notes receivable	5,713	4,052
Investments	(15,943)	(9,360)
Goodwill and intangibles	(5,057)	(5,068)
Notes payable	28,608	47,132
Deferred gains	32,772	29,292

Total	102,023	121,479
Deferred tax valuation allowance	(102,023)	(121,479)

Net deferred tax asset	$—	$—

ARI has prior tax net operating losses and capital loss carryforwards of approximately $129 million expiring through the year 2023.

ARI had a loss for federal income tax purposes for 2003, therefore, it recorded no provision for income taxes. ARI’s tax basis in its net assets differed from the amount at which its net assets were reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, the difference in the allowance for estimated losses, depreciation on owned properties, and investments in equity method real estate entities. At December 31, 2003, ARI’s tax basis in its net assets was exceeded by their basis for financial statement purposes by $61.6 million. This amount was more than offset by notes payable and deferred revenue, which had a financial statement basis that exceeded their tax basis by $134.8 million. As a result, aggregate future income for income tax purposes was expected to be less than such amount for financial statement purposes by approximately $73.2 million. Certain of the net operating and capital loss carryforwards may be subject to limitation under the current tax laws.

At December 31, 2003, ARI had a net deferred tax asset of $76.9 million due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARI would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

TCI had net income for federal income tax purposes before the application of operating loss carryforwards in 2003, therefore, TCI recorded no provision for income taxes. TCI’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, depreciation on owned properties and investments in joint venture partnerships. At December 31, 2003, TCI’s tax basis in its net assets was exceeded by their net basis for financial statement purposes by approximately $87.4 million and TCI’s tax basis in its net liabilities was exceeded by their net basis for financial statement purposes by approximately $91.9 million. As a result, aggregate future income for income tax purposes will be less than such amount for financial statement purposes by approximately $4.5 million. ARI and TCI’s state income tax expense is included in general and administrative expense on the Consolidated Statements of Operations.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    RENTS UNDER OPERATING LEASES

ARI’s operations include the leasing of commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart). The leases, thereon, expire at various dates through 2020. The following is a schedule of minimum future rents due to ARI under non-cancelable operating leases as of December 31, 2005:

2006	$26,405
2007	19,117
2008	15,556
2009	12,193
2010	8,180
Thereafter	27,172

$108,623

Milano conducts its operations from leased facilities, which include office space, a warehouse, and 59 restaurant locations for which a lease was signed and the restaurant was either open at December 31, 2005 or scheduled to open thereafter. The leases expire over the next 17 years. Milano also leases vehicles under operating leases.

The following is a schedule of minimum future rent commitments under operating leases as of December 31, 2005:

2006	$2,396
2007	2,552
2008	2,360
2009	1,976
2010	1,504
Thereafter	4,959

$15,747

Total facilities and vehicle rent expense relating to these leases was $2.2 million in 2005, $2.3 million in 2004, and $2.5 million in 2003.

NOTE 18.    OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Excluded from operating segment assets are assets of $131.5 million in 2005, $114.1 million in 2004, and $94.8 million in 2003 which are not identifiable with an operating segment. There are no intersegment revenues and expenses and ARI conducted all of its business within the United States, with the exception of Hotel Sofia (Bulgaria), which began operations in 2001 and was sold in March 2003; Realty Advisors Korea (South Korea), which ARI acquired in 2002 and sold in June 2003; and Hotel Akademia (Poland), which began operations in 2002.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segment’s assets for 2005, 2004 and 2003. (dollars in thousands)

	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total

2005
Operating revenue	$48,091	$79,024	$37,649	$729	$36,818	$328	$202,639
Operating expenses	29,829	49,263	27,074	5,921	27,906	210	140,203
Depreciation and amortization	9,527	9,251	2,872	—	1,242	39	22,931
Mortgage and loan interest	12,688	29,347	5,037	10,710	1,365	4,204	63,351
Interest income	—	—	—	—	—	5,439	5,439
Gain on land sales	—	—	—	39,926	—	—	39,926

Segment operating income (loss)	$(3,953)	$(8,837)	$2,666	$24,024	$6,305	$1,314	$21,519

Capital expenditures	$4,080	$53,304	$885	$2,071	$810	$16	$61,166
Assets	223,455	515,168	76,918	297,564	19,723	81,440	1,214,268

Property Sales:
Sales price	$50,927	$71,552	$7,900	$96,639	$—	$—	$227,018
Cost of sale	28,741	34,886	4,628	49,370	—	—	117,625
Deferred current gain	—	—	—	7,343	—	—	7,343
Recognized prior deferred gain	—	493	—	—	—	—	493

Gain on sale	$22,186	$37,159	$3,272	$39,926	$—	$—	$102,543

	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
2004
Operating revenue	$45,669	$63,258	$36,719	$610	$34,525	$343	$181,124
Operating expenses	33,109	41,267	27,741	7,115	26,713	764	136,709
Depreciation and amortization	11,251	7,514	3,882	—	950	56	23,653
Mortgage and loan interest	12,817	22,183	6,106	12,966	1,488	7,556	63,116
Interest income	—	—	—	—	—	5,347	5,347
Gain on land sales	—	—	—	11,781	—	—	11,781

Segment operating income (loss)	$(11,508)	$(7,706)	$(1,010)	$(7,690)	$5,374	$(2,686)	$(25,226)

Capital expenditures	$13,619	$173,602	$4,530	$31,280	$1,527	$—	$224,558
Assets	179,368	500,121	85,457	218,476	20,615	72,661	1,076,698

Property Sales:
Sales price	$215,444	$63,772	$—	$40,052	$—	$—	$319,268
Cost of sale	142,031	40,637	—	27,690	—	—	210,358
Deferred current gain	2,661	2,542	—	581	—	—	5,784
Recognized prior deferred gain	5,649	—	—	—	—	—	5,649

Gain on sale	$76,401	$20,593	$—	$11,781	$—	$—	$108,.775

	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
2003
Operating revenue	$40,417	$42,434	$34,671	$652	$33,057	$1,842	$153,073
Operating expenses	26,604	31,167	25,903	5,677	26,051	389	115,791
Depreciation and amortization	7,941	3,224	4,849	—	1,484	44	17,542
Mortgage and loan interest	11,771	12,517	4,953	17,500	1,127	6,522	54,390
Interest income	—	—	—	—	—	9,222	9,222
Gain on land sales	—	—	—	43,831	—	—	43,831

Segment operating income (loss)	$(5,899)	$(4,474)	$(1,034)	$21,306	$4,395	$4,109	$18,403

Capital expenditures	$5,763	$53,178	$3,391	$3,978	$1,615	$—	$67,925
Assets	294,849	389,204	89,228	281,454	20,766	70,595	1,146,096

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total

Property Sales:
Sales price	$99,386	$90,378	$26,820	$67,283	$—	$—	$283,867
Cost of sale	67,521	56,231	26,851	39,883	—	—	190,486
Deferred current gain	12,288	4,887	—	3,493	—	—	20,668
Recognized prior deferred gain	—	—	—	19,924	—	—	19,924

Gain (loss) on sale	$19,577	$29,260	$(31)	$43,831	$—	$—	$92,637

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2005	2004	2003
Segment operating income (loss)	$21,519	$(25,226)	$18,403
Other non-segment items of income/(expense):
General and administrative	(17,696)	(18,712)	(22,124)
Advisory fee	(9,336)	(10,728)	(9,345)
Gain/(loss) on foreign currency transaction	292	3,766	(3,309)
Gain on condemnation award	—	—	4,800
Other income/(expense)	3,007	2,764	3,408
Gain on settlement of debt	—	10,649	7,210
Discount on sale of notes receivable	(15)	(389)	(2,220)
Net income fee	(3,712)	(1,933)	—
Incentive fee	(1,128)	—	—
Litigation settlement	(130)	(5,848)	(15)
Provision for loan losses	—	2,768	(158)
Provision for asset impairment	—	(8,001)	(7,698)
Equity in income (loss) of investees	397	(41)	(4,441)
Minority interest	(3,056)	(7,270)	(771)

Loss from continuing operations	$(9,858)	$(58,201)	$(16,260)

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2005, 2004, and 2003, income from discontinued operations relates to 32 properties that ARI sold during 2003, 27 properties that ARI sold during 2004, 18 properties that ARI sold during 2005, and 7 properties that ARI sold or held-for-sale during 2006 that are classified as held-for-sale at December 31, 2005. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2005	2004	2003
Revenue
Rental	$21,478	$49,187	$67,636
Property operations	17,766	30,820	42,087

	3,712	18,367	25,549
Expenses
Interest	8,005	16,892	25,235
Depreciation	1,049	6,788	9,677

	9,054	23,680	34,912

Loss from discontinued operations	(5,342)	(5,313)	(9,363)
Gain on sale of real estate	62,617	96,994	48,806
Write-down of assets held for sale	—	(2,498)	(12,036)
Equity in gain on sale of real estate by equity investees	—	2,212	716

Income from discontinued operations	$57,275	$91,395	$28,123

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective consolidated statements of operations.

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2005 and 2004 (unaudited):

	For Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2005
Total operating revenues	$46,378	$49,204	$53,147	$53,910
Total operating expenses	44,416	48,104	47,652	49,994

Operating income	1,962	1,100	5,495	3,916
Other income (expense)	(14,971)	(11,735)	(16,851)	(16,041)

Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(13,009)	(10,635)	(11,356)	(12,125)
Gain on land sales	24,178	4,913	5,434	5,401
Minority interest	(921)	174	338	(2,647)
Equity in income (loss) of investees	60	152	71	114

Income (loss) from continuing operations	10,308	(5,396)	(5,513)	(9,257)
Income from discontinued operations	10,370	2,678	21,587	22,640

Net income (loss)	20,678	(2,718)	16,074	13,383
Preferred dividend requirement	(650)	(649)	(650)	(623)

Income (loss) applicable to Common shares	$20,028	$(3,367)	$15,424	$12,760

Earnings Per Share
Income (loss) from continuing operations	$.95	$(.59)	$(.61)	$(.97)
Income from discontinued operations	1.02	.26	2.13	2.23

Net income (loss) applicable to Common shares	$1.97	$(.33)	$1.52	$1.26

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2004
Total operating revenues	$42,795	$43,558	$46,476	$48,295
Total operating expenses	43,218	47,064	43,798	55,722

Operating income (loss)	(423)	(3,506)	2,678	(7,427)
Other income (expense)	(12,851)	(12,922)	(11,032)	(17,188)

Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(13,274)	(16,428)	(8,354)	(24,615)
Gain on land sales	3,752	2,296	(2,465)	8,198
Minority interest	(1,184)	56	1,969	(8,111)
Equity in income (loss) of investees	(815)	(1,263)	(428)	2,465

Loss from continuing operations	(11,521)	(15,339)	(9,278)	(22,063)
Income from discontinued operations	12,904	5,887	2,291	70,313

Net income (loss)	1,383	(9,452)	(6,987)	48,250
Preferred dividend requirement	(650)	(650)	(651)	(650)

Income (loss) applicable to Common shares	$733	$(10,102)	$(7,638)	$47,600

Earnings Per Share
Loss from continuing operations	$(1.14)	$(1.51)	$(.95)	$(2.17)
Income from discontinued operations	1.21	.56	.22	6.73

Net income (loss) applicable to Common shares	$.07	$(.95)	$(.73)	$4.56

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

Amounts paid or received under the swap agreement were settled monthly and were reflected as a reduction in the liability when paid. Interest expense for 2003 was decreased by $191,000, representing both amounts paid to the bank under the agreement and changes in the fair value of the related liability.

NOTE 22.    COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.    Although management anticipated that ARI would generate excess cash from operations in 2005, such excess cash did not materialize and, therefore, was not sufficient to discharge all of ARI’s debt obligations as they became due. ARI relied on additional borrowings, and sales of land and income producing properties to meet its cash requirements. In 2006, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership Buyouts.    ARI is the limited partner in 10 partnerships currently constructing residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of December 31, 2005 is approximately $2.2 million.

Commitments.    During 2002, Milano, then a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of Milano. In conjunction with the sale of these restaurants, Milano guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt and to all future debt of the related party until such time as the guaranty is terminated by Milano. The amount of the debt outstanding that is subject to the guaranty is $788,000 at December 31, 2005. In July 2003, ARI sold its interest in Milano to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million. ARI owns 20.0% of Gruppa, thereby retaining a 20.0% interest in Milano. ARI remains as the guarantor of $8.7 million of assumed debt and is one of the guarantors of $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in Milano, management has determined that this should be accounted for as a financing transaction.

Litigation.    On August 10, 2004, three entities, including American Realty Investors, Inc. (the “Company”), instituted an action in Texas State District Court as Cause No. 2004-60231-393 styled American Realty Investors, Inc., Transcontinental Realty Investors, Inc. and Income Opportunity Realty Investors, Inc., Plaintiffs v. Innovo Realty, Inc. and Innovo Group, Inc., Involuntary Plaintiffs v. Innovo Realty, Inc., Metra Capital LLC, Innovo Group, Inc., Joseph Mizrachi, Simon Mizrachi, Herbert Guez, Third Millennium Partners LLC, Third Millennium Partners, Inc., Third Millennium Group LLC and Sunridge Management, Inc., Defendants. The Plaintiffs’ complaint alleged that a former director of the Company, and others, offered a plan to the Plaintiffs to create one or more joint venture arrangements with one or more of the Plaintiffs to pursue alternative forms of financing or refinancing portions of Plaintiffs’ real estate portfolios, which entailed the creation of 22 separate limited partnerships to acquire 28 separate apartment complexes in three states (Texas, Florida and Louisiana), the general partners of which were affiliates of, or are controlled by, the former director of the Company. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management to another entity, and a motion to dismiss the action as a part of the resolution. Of the prepayment, the Company recognized expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005.

In September 2001, ARI obtained a security loan in the amount of $20.0 million from Sunset Management, LLC (“Sunset”). ARI received net cash of $16.1 million after the payment of various closing costs and $3.4 million repayment of principal and accrued interest on an existing loan with the same lender. Of the total loan amount, $19.5 million bears interest at 24.0% per annum, while the remaining $500,000 bears interest at 20.0% per annum. The loan is secured by 3,672,305 shares of TCI common stock then held by BCM and wholly-owned subsidiaries of ARI. The loan required monthly payments of interest only and matured in September 2002. In September 2002, $15.0 million in principal was repaid. Sunset orally agreed in September 2002 to extend the maturity date of the loan and accept substitute collateral for the shares of TCI common stock after the $15.0 million pay down. Sunset did not honor the agreement, which resulted in litigation filed in Texas state court during October 2002, styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management, LLC, et al., Cause No. 02-09433-I in the 162nd Judicial Court of Dallas County, Texas. See NOTE 8. “STOCK-SECURED NOTES PAYABLE.”

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Litigation.    ARI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARI’s financial condition, results of operations or liquidity.

NOTE 23.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2005 not already reflected elsewhere in this Form 10-K are disclosed below.

In 2006, ARI purchased the following property:

Property	Location	Units/ Sq. Feet/ Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
Land
Southwood 1394 Land	Tallahassee, FL	14.5 Acres	$1,150	$477	$748	8.50	%(1)	02/08
Valley Ranch 20 Land	Farmers Branch, TX	20 Acres	4,673	1,892	3,038	8.50	(1)	02/08
Woodmont-Fairway Office Land	Dallas, TX	5.9 Acres	3,833	1,014	3,000	8.25	(1)	01/07
Woodmont-Merit Drive	Dallas, TX	9.3 Acres	4,560	1,868	2,964	10.00		03/07

(1)	Variable rate.

In 2006, ARI sold the following property:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Land
Vineyards II land	Grapevine, TX	1.5 Acres	$1,272	$429	$745	$578

In 2006, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Acres/Sq. Ft.	Debt Incurred	Debt Discharged	Net Cash Received/ Paid	Interest Rate		Maturity Date
Apartments
Hunters Glen	Midland, TX	212 Units	$2,475	$1,804	$421	7.23	%(1)	02/09
Land
Nashville land	Nashville, TN	100.9 Acres	2,500	—	2,500	12.50		05/06
Palmer Lane land	Austin, TX	367.4 Acres	14,000	14,300	(893)	8.50	(1)	08/07
West End land	Dallas, TX	5.3 Acres	9,000	2,000	6,079	8.00	(1)	03/07

(1)	Variable rate.

SCHEDULE III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment
Apartments
4400, Midland, TX	$972	$349	$1,396	$—	$(130	)(4)	$349	$1,266	$1,615	$259	1981	3/98	40 years
Apple Lane, Lawrence, KS	1,292	168	1,259	—	(106	)(4)	168	1,153	1,321	188	1989	1/00	40 years
Arbor Point, Odessa, TX	1,827	321	1,285	525	(159	)(4)	321	1,651	1,972	789	1975	8/96	5-40 years
Arlington Place, Pasadena, TX	4,005	330	3,275	752	(2	)(4)	330	4,025	4,355	3,470	1973	11/76	10-40 years
Ashton Way, Midland, TX	972	384	1,536	52	(147	)(4)	384	1,441	1,825	366	1978	4/98	5-40 years
Autumn Chase, Midland, TX	1,152	141	1,265	—	(105	)(4)	141	1,160	1,301	175	1985	3/00	40 years
Bay Walk, Galveston, TX	5,243	679	6,106	—	(892)		679	5,214	5,893	488	1979	9/01	5-40 years
Blue Lake Villas, Waxahachie, TX	10,611	762	10,521	—	(795	)(4)	762	9,726	10,488	688	2002	1/02	40 years
Blue Lake Villas II, Waxahachie, TX	4,079	287	4,451	—	—		287	4,451	4,738	107	2004	1/04	40 years
Bluffs At Vista Ridge, Lewisville, TX	15,518	2,585	18,832	—	(8	)(4)	2,585	18,824	21,409	—	2005	8/03	40 years
Breakwater Bay, Beaumont, TX	9,784	740	10,435	—	—		740	10,435	11,175	231	2003	5/03	40 years
Bridges on Kinsey, Tyler, TX	14,380	862	15,849	—	—		862	15,849	16,711	166	2005	2/04	40 years
Bridgestone, Friendswood, TX	1,992	169	1,780	192	(58	)(4)	169	1,914	2,083	1,440	1979	6/82	18-40 years
Capitol Hill, Little Rock, AR	9,368	932	8,875	—	—		932	8,875	9,807	305	2003	3/03	40 years
Chateau, Bellevue, NE	3,163	130	1,723	141	9	(4)	130	1,873	2,003	1,430	1968	2/81	7-40 years
Chateau Bayou, Ocean Springs, MS	3,713	591	2,364	—	—		591	2,364	2,955	460	1973	3/02	40 years
Courtyard, Midland, TX	1,327	151	1,359	—	(113	)(4)	151	1,246	1,397	152	1976	5/01	40 years
Coventry, Midland, TX	1,162	236	369	173	(58	)(4)	236	484	720	255	1977	8/96	5-40 years
Dakota Arms, Lubbock, TX	12,493	921	12,888	—	—		921	12,888	13,809	187	2005	1/04	40 years
DeSoto Ranch, DeSoto, TX	16,098	1,472	17,856	—	(1,066	)(4)	1,472	16,790	18,262	781	2002	5/02	40 years
El Chapparal, San Antonio, TX	4,035	279	2,821	—	(603	)(4)	279	2,218	2,497	1,111	1963	1/88	5-40 years
Fairway View Estates, El Paso, TX	4,556	548	4,530	261	(398	)(4)	548	4,393	4,941	966	1977	3/99	40 years
Fairways, Longview, TX	3,139	657	1,532	119	(418	)(4)	657	1,233	1,890	537	1980	3/93	5-40 years
Falcon Lakes, Arlington, TX	13,509	1,437	15,375	—	(1,047	)(4)	1,437	14,328	15,765	1,169	2001	10/01	40 years
Fountain Lake, Texas City, TX	2,945	861	2,585	19	(232	)(4)	861	2,372	3,233	706	1975	12/94	5-40 years
Fountains of Waterford, Midland, TX	1,550	311	852	1,538	(202	)(4)	311	2,188	2,499	1,570	1977	5/98	5-40 years
Foxwood, Memphis, TN	5,540	218	3,188	—	1,171	(4)	218	4,359	4,577	3,512	1974	8/79	5-40 years
Governor Square, Tallahassee, FL	4,325	245	2,207	—	—		245	2,207	2,452	206	1974	3/02	40 years
Harper’s Ferry, Lafayette, LA	3,023	349	1,398	223	(147	)(4)	349	1,474	1,823	633	1972	2/92	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Apartments—(continued)
Heather Creek, Mesquite, TX	$11,930	$1,100	$12,241	$—	$—		$1,100	$12,241	$13,341	$501	2003	3/03	40 years
Hunters Glen, Midland, TX	1,804	519	2,075	321	(217	)(4)	519	2,179	2,698	736	1982	1/98	5-40 years
Island Bay, Galveston, TX	14,748	2,095	18,852	—	(2,756)		2,095	16,096	18,191	1,512	1973	9/01	40 years
Kingsland Ranch, Houston, TX	21,790	1,188	23,387	—	—		1,188	23,387	24,575	536	2005	3/03	40 years
Laguna Vista, Farmers Branch, TX	5,148	288	6,638	—	—		288	6,638	6,926	—	(7)	12/04	40 years
Lake Forest, Houston, TX	12,728	334	13,708	—	—		334	13,708	14,042	—	2005	1/04	40 years
Legends of El Paso, El Paso, TX	4,204	1,318	4,009	—	—		1,318	4,009	5,327	—	(7)	7/05	40 years
Limestone Canyon, Austin, TX	12,213	1,998	12,247	—	1,895	(7)	1,998	12,938	14,936	1,851	1997	7/98	40 years
					(1,204	)(4)
Limestone Ranch, Lewisville, TX	12,471	1,620	13,058	—	(1,095	)(4)	1,620	11,963	13,583	1,115	2001	5/01	40 years
Marina Landing, Galveston, TX	12,565	1,240	11,161	—	(925)		1,240	10,236	11,476	864	1985	9/01	40 years
Mariposa Villas, Dallas, TX	12,243	788	13,130	—	—		788	13,130	13,918	607	2002	1/02	40 years
Med Villas, San Antonio, TX	2,653	712	2,848	—	—		712	2,848	3,560	557	1967	2/98	40 years
Mission Oaks, San Antonio, TX	10,945	—	12,073	—	—		—	12,073	12,073	—	(7)	5/05	40 years
Mountain Plaza, El Paso, TX	5,110	837	3,347	139	(323	)(4)	837	3,163	4,000	783	1972	1/98	5-40 years
Oak Park IV, Clute, TX	902	224	674	27	(157	)(4)	224	544	768	196	1981	6/94	5-40 years
Oak Tree, Grandview, MO	3,860	304	3,543	245	(188	)(4)	304	3,600	3,904	2,542	1968	3/82	18-40 years
Paramount Terrace, Amarillo, TX	3,119	340	3,061	—	(254	)(4)	340	2,807	3,147	529	1983	5/00	40 years
Parc at Maumelle, Maumelle, AR	9,447	1,153	10,096	—	—		1,153	10,096	11,249	—	(7)	12/04	40 years
Parc at Metro Center Apts, Nashville, TN	1,956	960	2,284	—	(960)		960	1,324	2,284	—	(7)	5/05	40 years
Plantation, Tulsa, OK	2,214	344	2,396	—	(204)		344	2,192	2,536	481	1968	12/99	40 years
Quail Oaks, Balch Springs, TX	2,553	90	2,160	152	(352	)(4)	90	1,960	2,050	1,154	1982	2/87	5-40 years
River Oaks, Wiley, TX	9,708	590	11,768	—	(991	)(4)	590	10,777	11,367	1,312	2001	10/01	40 years
Sendero Ridge, San Antonio, TX	24,178	2,635	26,725	—	(1,855	)(4)	2,635	24,870	27,505	1,183	2001	11/01	40 years
Somerset, Texas City, TX	2,722	936	2,811	179	(711	)(4)	936	2,279	3,215	861	1985	12/93	5-40 years
Southgate, Odessa, TX	1,860	335	1,338	318	(149	)(4)	335	1,507	1,842	618	1976	8/96	5-40 years
Spy Glass, Mansfield, TX	15,856	1,376	15,963	—	(1,083	)(4)	1,376	14,880	16,256	946	2002	3/02	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Apartments—(continued)
Stonebridge @ City Park, Houston, TX	$14,452	$1,545	$14,883	$—	$—		$1,545	$14,883	$16,428	$233	2005	1/04	40 years
Sunchase, Odessa, TX	3,178	742	2,842	458	(302	)(4)	742	2,998	3,740	977	1981	10/97	5-40 years
Sunset, Odessa, TX	2,995	345	1,382	—	—		345	1,382	1,727	271	1981	3/02	40 years
Timbers, Tyler, TX	2,240	497	1,988	—	(185	)(4)	497	1,803	2,300	368	1973	12/97	40 years
Tivoli, Dallas, TX	9,824	1,355	12,592	—	(1,040	)(4)	1,355	11,552	12,907	868	2001	12/01	40 years
Treehouse, Irving, TX	5,668	312	2,807	—	(233)		312	2,574	2,886	105	1974	5/04	5-40 years
Verandas at City View, Fort Worth, TX	19,229	2,545	20,599	—	(1,160	)(4)	2,545	19,439	21,984	946	2001	9/01	40 years
Villa Del Mar, Wichita, KS	3,460	387	3,134	116	(13	)(4)	387	3,237	3,624	2,364	1971	10/81	17-40 years
Villager, Ft. Walton, FL	788	125	1,145	2	—		125	1,147	1,272	109	1972	3/02	40 years
Vistas at Pinnacle Park, Dallas, TX	18,979	1,750	19,820	—	—		1,750	19,820	21,570	710	2002	10/02	40 years
Vistas at Vance Jackson, San Antonio, TX	15,196	1,265	15,776	—	—		1,265	15,776	17,041	13	2005	1/04	40 years
Westwood, Mary Ester, FL	3,423	149	1,337	—	—		149	1,337	1,486	125	1972	3/02	40 years
Westwood, Odessa, TX	500	85	341	91	(39	)(4)	85	393	478	175	1977	8/96	5-40 years
Whispering Pines, Topeka, KS	7,177	228	4,331	1,054	27	(4)	228	5,412	5,640	4,260	1972	2/78	15-40 years
Wildflower Villas, Temple, TX	13,065	1,119	14,482	—	—		1,119	14,482	15,601	7	2005	3/04	40 years
Willow Creek, El Paso, TX	2,133	608	1,832	76	(332	)(4)	608	1,576	2,184	548	1972	5/94	5-40 years
Willo-Wick, Pensacola, FL	2,852	747	2,990	174	(552)		747	2,612	3,359	894	1974	5/95	5-40 years
Windsong, Fort Worth, TX	10,636	790	11,526	—	—		790	11,526	12,316	532	2003	7/03	40 years
Woodlake, Carrollton, TX	8,082	585	5,848	1,041	(156	)(4)	585	6,733	7,318	5,216	1979	8/78	15-40 years
Woodview, Odessa, TX	1,890	716	2,864	102	(275	)(4)	716	2,691	3,407	630	1974	5/98	5-40 years

Office Buildings
1010 Commons, New Orleans, LA	16,151	2,113	15,010	20,145	(3,810	)(4)	2,113	31,345	33,458	13,934	1971	3/98	5-40 years
225 Baronne, New Orleans, LA	5,130	1,162	10,457	6,274	(3,144	)(4)	1,162	13,587	14,749	7,011	1960	3/98	5-40 years
600 Las Colinas, Irving, TX	40,087	5,751	51,759	—	—		5,751	51,759	57,510	539	1984	8/05	5-40 years
Amoco, New Orleans, LA	8,269	894	3,582	7,085	(1,907	)(4)	894	8,760	9,654	5,590	1974	7/97	5-40 years
Cooley Building, Farmers Branch, TX	2,525	729	2,918	124	(1,137	)(4)	729	1,905	2,634	796	1996	5/99	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Office Buildings—(continued)
Durham Centre, Durham, NC	$11,222	$4,233	$16,932	$1,470	$(2,875	)(4)	$4,233	$15,527	$19,760	$3,910	1988	7/97	40 years
Eton Square, Tulsa, OK	10,012	1,469	13,217	2,585	(1,139	)(4)	1,469	14,663	16,132	2,543	1985	9/99	5-40 years
Executive Court, Memphis, TN	—	271	2,099	749	(34	)(4)	271	2,814	3,085	2,110	1980	12/04	5-40 years
Forum, Richmond, VA	4,775	1,360	5,439	1,336	(554	)(4)	1,360	6,221	7,581	2,444	1987	10/92	2-40 years
Four Hickory Center, Farmers Branch, TX	12,633	303	27,723	493	(12,583	)(4)	303	15,633	15,936	1,490	2003	2001	5-40 years
Lexington Center, Colorado Springs, CO	3,768	1,103	4,413	711	(453	)(4)	1,103	4,671	5,774	1,431	1986	12/97	3-40 years
One Hickory Center, Farmers Branch, TX	6,903	335	7,651	3,905	218		335	11,774	12,109	4,084	1998	2000	7-40 years
Park West, Dallas, TX	5,976	1,036	9,324	—			1,036	9,324	10,360	175	1984	4/05	5-40 years
Parkway North, Dallas, TX	3,439	1,173	4,692	1,040	(508	)(4)	1,173	5,224	6,397	1,767	1980	2/98	2-40 years
Signature, Dallas, TX	2,257	1,075	2,921	1,384	(1,627	)(4)	1,075	2,678	3,753	798	1985	2/99	5-40 years
Two Hickory Center, Farmers Branch, TX	7,331	318	7,827	1,693	(21)		318	9,499	9,817	1,846	2000	2000	3-40 years
University Square, Anchorage, AK	1,025	562	3,276	265	(1,848	)(2)	562	1,445	2,007	1,523	1981	12/81	17-40 years
					(248	)(4)
Westgrove Air Plaza, Addison, TX	2,928	211	1,898	311	(410	)(4)	211	1,799	2,010	667	1982	10/97	5-40 years

Hotels
Akademia, Wroclaw, Poland	20,967	2,184	17,187	—	(1,353	)(4)	2,184	15,834	18,018	2,356	2001	2/01	40 years
Best Western Hotel, Virginia Beach, VA	3,492	1,521	5,754	1,501	(281	)(4)	1,521	6,974	8,495	2,394	1983	12/96	7-40 years
Chateau Inn, Fresno, CA	1,939	—	3,906	74	(174	)(2)		3,806	3,806	900	1989	10/97	7-40 years
City Suites, Chicago, IL	3,587	950	3,847	1,129	(521	)(4)	950	4,455	5,405	1,608	1995	12/98	5-40 years
Comfort Inn, Denver, CO	3,427	—	302	2,656	(211	)(4)	—	2,747	2,747	2,318	1974	6/94	7-40 years
Piccadilly Airport, Fresno, CA	4,608	—	7,834	490	(199	)(2)		8,125	8,125	2,035	1970	10/97	7-40 years
Piccadilly Shaw, Fresno, CA	5,351	2,392	9,567	958	(487	)(2)	2,392	10,038	12,430	2,561	1973	10/97	7-40 years
Piccadilly University, Fresno, CA	5,204	—	12,011	297	(294	)(2)	—	12,014	12,014	2,732	1984	10/97	7-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Shopping Centers
The Majestic, Chicago, IL	$3,186	$572	$2,287	$1,617	$(405	)(4)	$572	$3,499	$4,071	$1,365	1995	12/98	5-40 years
Williamsburg Hospitality House	10,953	4,049	16,195	2,875	(1,360	)(2)	4,049	17,710	21,759	5,592	1973	09/97	7-40 years
Williamsburg, VA
Willows, Chicago, IL	3,449	945	3,779	1,490	(544	)(4)	945	4,725	5,670	1,961	1995	12/98	5-40 years

Industrial Warehouses
5360 Tulane, Atlanta, GA	353	95	514	129	(90	)(4)	95	553	648	341	1970	11/97	5-40 years
Addison Hangar, Addison, TX	4,308	928	1,481	51	(182	)(4)	928	1,350	2,278	248	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,150	248	(104	)(4)	—	1,294	1,294	756	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,336	984	3,934	67	(372	)(4)	984	3,629	4,613	809	1958	10/97	5-40 years
Space Center, San Antonio, TX	1,025	247	1,332	112	(247	)(4)	247	1,197	1,444	862	1970	11/97	5-40 years
Bridgeview Plaza, LaCrosse, WI	7,093	870	7,830	130	(8,700	)(4)	870	(740)	130	421	1979	3/03
Cross County Mall, Mattoon, IL	4,569	608	6,468	7,085	(1,633	)(4)	608	11,920	12,528	10,656	1971	8/79	5-40 years
Cullman, Cullman, AL	1,284	200	1,800	—	(15	)(4)	200	667	867	241	1979	3/03
					(1,118	)(4)
Dunes Plaza, Michigan City, IN	3,749	1,230	5,430	2,054	(482	)(5)	1,230	6,398	7,024	2,861	1978	3/92	5-40 years
					(604	)(4)
Willowbrook Village, Coldwater, MI	6,496	852	7,663	—			852	7,663	8,515	32	1991	10/05

Merchandise Mart
Denver Mart, Denver, CO	25,897	4,824	5,184	17,330	198		4,824	22,712	27,536	8,156	1965/1986	4/94	7-40 years

Single Family Residence
Tavel Circle, Dallas, TX	38	53	214	—	—		53	214	267	52	1978	5/96	30 years

	795,209	103,936	848,831	98,391	(72,553)		103,936	874,669	978,001	164,497

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land
1013 Commons, New Orleans, LA	$—	$615	$—	$718	$(88	)(4)	$615	$630	$1,245	$114	—	8/98	—
Addison Park – Residential, Addison, TX	626	825	—	—	—		825	—	825	—	—	11/05	—
Addison Park – Retail, Addison, TX	1,180	1,555	—	—	—		1,555	—	1,555	—	—	11/05	—
Alliance Airport 8, Tarrant County, TX	408	738	—	—	—		738	—	738	—	—	10/05	—
Alliance Airport 52, Tarrant County, TX	1,610	2,656	—	—	—		2,656	—	2,656	—	—	10/05	—
Alliance Airport Land, Tarrant County, TX	553	895	—	—	—		895	—	895	—	—	5/05	—
Backlick, Springfield, VA	—	74	—	—	—		74	—	74	—	—	1990
Bonneau, Dallas County, TX(6)	—	1,102	—	—	—		1,102	—	1,102	—	—	2/98
Centura, Farmers Branch, TX	6,769	13,300	—	555	(6,230	)(4)	13,300	(6,796)	6,504	—	—	12/02	—
					(1,121	)(4)
Chase Oaks, Plano, TX(6)	—	4,511	—	377	(3,898	)(3)	4,511	(3,521)	990	—	—	5/97
Cooks Lane, Ft. Worth, TX	550	1,046	—	—	—		1,046	—	1,046	—	—	6/04	—
Croslin, Dallas, TX	—	327	—	6	—		327	6	333	—	—	10/98
Dalho, Farmers Branch, TX(6)	—	331	—	—	—		331	—	331	—	—	10/97
Denton, Denton, TX	1,365	2,234	—	—	—		2,234	—	2,234	—	—	10/05	—
Denton Andrew B Land, Denton, TX	554	895	—	—	—		895	—	895	—	—	12/05	—
Denton Andrew C Land, Denton, TX	197	318	—	—	—		318	—	318	—	—	12/05	—
Denton Coonrod, Denton, TX	840	1,886	—	14	—		1,886	14	1,900	2	—	10/04	—
DeSoto, DeSoto, TX	1,635	2,651	—	25	—		2,651	25	2,676	—	—	10/04	—
Dominion, Dallas, TX	1,275	3,931	—	—	(331	)(4)	3,931	(331)	3,600	—	—	3/99	—
Elm Fork Land, Denton County, TX	7,740	17,294	—	206	(10,481	)(3)	17,294	(10,483)	6,811	—	—	3/01
					(208	)(4)				—	—
Fiesta, San Angelo, TX	—	44	—	—	(4	)(4)	44	(4)	40	—	—	12/91	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
Five Hickory Center, Farmers Branch, TX	$—	$—	$—	$38	$—		$—	$38	$38	$—
Folsom, Dallas, TX	—	1,781	—	450	(188	)(4)	1,781	262	2,043	—	—	10/00	—
Fort Wayne, Ft Wayne, IN	—	3	—	—	—		3	—	3	—	—	8/96	—
Fruitland, Fruitland Park, FL	—	253	—	15	(113	)(4)	253	(98)	155	2	—	5/92	—
FRWM Cummings, Farmers Branch, TX	—	1,284	—	—	—		1,284	—	1,284	—	—	5/98	—
Hollywood Casino, Farmers Branch, TX	4,710	16,987	—	22	(7,502	)(4)	16,987	(8,912)	9,507	—	—	6/02	—
					(1,432	)(4)				—	—		—
HSM, Farmers Branch, TX(6)	2,488	2,361	—	—	—		2,361	—	2,361	—	—	8/98	—
JHL Connell, Carrollton, TX(6)	—	1,451	—	—	(713	)(3)	1,451	(713)	738	—	—	2/98	—
Katrina, Palm Desert, CA	—	40,211	—	8,000	(45,399	)(3)	40,211	(40,046)	165	—	—	7/98	—
					(2,647	)(2)				—	—		—
Kaufman Cogen Land, Kaufman, TX	—	6,109	—	—	—		6,109	—	6,109	—	—	12/05	—
Kaufman Taylor Land, Kaufman, TX	—	486	—	—	—		486	—	486	—	—	11/05	—
Keenan Bridge, Farmers Branch, TX	—	510	—	—	—		510	—	510	—	—	1/05	—
Kelly Lots, Collin County, TX	—	131	—	—	—		131	—	131	—	—	3/00	—
Lacy Longhorn, Farmers Branch, TX	1,926	1,908	—	—	—		1,908	—	1,908	—	—	6/04	—
LaDue, Farmers Branch, TX	1,203	1,821	—	—	—		1,821	—	1,821	—	—	9/04	—
Lakeshore Villas, Harris County, TX	—	84	—	—	(6	)(4)	84	(6)	78	—	—	3/02	—
Lamar Parmer/Limestone II, Austin, TX	—	1,999	—	564	(216	)(4)	1,999	348	2,347	—	—	1/00	—
Las Colinas, Las Colinas, TX	—	995	—	5	(84	)(4)	995	(79)	916	—	—	1/96	—
Las Colinas I, Las Colinas, TX	—	14,076	—	28	(13,891	)(3)	14,076	(13,863)	213	—	—	5/95	—
LCLLP, Las Colinas, TX	1,831	4,950	—	26	(3,222	)(4)	4,950	(3,196)	1,754	—	—	12/04	—
Leone, Irving, TX	1,210	1,625	—	—	—		1,625	—	1,625	—	—	1996	—
Lubbock, Lubbock, TX	—	234	—	—	—		234	—	234	—	—	1/04	—
Luna Rd Land, Farmers Branch, TX	—	261	—	—	—		261	—	261	—	—	7/05	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
Mandahl Bay Land, US Virgin Islands	$3,500	$14,660	$—	$—	$—		$14,660	$—	$14,660	$—	—	11/05	—
Manhattan, Farmers Branch, TX	—	11,186	—	888	(1,020	)(4)	11,186	(132)	11,054	34	—	2/00	—
Mansfield Land, Mansfield, TX	943	1,520	—	—	—		1,520	—	1,520	—	—	9/05	—
Marine Creek, Ft. Worth, TX	1,750	2,923	—	231	(1,886	)(4)	2,923	(2,989)	1,268	—	—	6/02	—
					(1,334	)(4)							—
Mason Park, Houston, TX	—	2,790	—	326	(2,339	)(3)(4)	2,790	(2,013)	777	—	—	6/02	—
Mason/Goodrich, Houston, TX	—	783	—	—	—	(3)	783	—	783		—	11/98	—
McKinney 36, Collin County, TX	3,995	2,203	—	—	(396	)(4)	2,203	(396)	1,807	—	—	1/98	—
McKinney Corners II, Collin County, TX(6)	—	5,911	—	—	(5,386	)(3)	5,911	(5,386)	525	—	—	4/97	—
McKinney Ranch Land, Collin County, TX	28,051	47,327	—	—	(3,882)		47,327	(3,882)	43,445	—	—	12/05	—
Meloy/Portage, Kent, Ohio	3,745	5,243	—		(124	)(2)	5,243	(124)	5,119	—	—	2/04	—
Mendoza, Dallas, TX	—	192	—	—	—		192	—	192	—	—	10/98	—
Mira Lago, Farmers Branch, TX	—	253	—	—	(50	)(4)	253	(50)	203	—	—	5/01	—
Nakash, Malden, MO	—	113	—	—	(10	)(4)	113	(10)	103	—	—		—
Nashville, Nashville, TN	—	1,890	—	34	(160	)(4)	1,890	(126)	1,764	—	—	6/02	—
Nashville, Nashville, TN	5,621	7,774	—	—	(3,738	)(3)	7,774	(3,738)	4,036	—	—	5/99	—
Pac-Trust, Dallas, TX	—	1,232	—	—	(104	)(4)	1,232	(104)	1,128	—	—	10/01	—
Palmer Lane, Austin, TX	14,300	24,806			—		24,806	—	24,806	—	—	12/05	—
Pantaze Land, Dallas, TX	—	275	—	—	—		275	—	275	—	—	11/05	—
Payne, Las Colinas, TX	6,732	17,500	—	—	(8,638	)(2)	17,500	(8,638)	8,862	—	—	12/04	—
Pioneer Crossing, Austin, TX	—	23,255	—	2,904	(17,469	)(3)	23,255	(14,565)	8,690	—	—	5/97	—
Pulaski, Pulaski County, AR	1,257	2,095	—	—	—		2,095	—	2,095	—	—	6/03	—
Railroad, Dallas, TX	—	782	—	55	—		782	55	837	—	—	3/04	—
Rochelle I, Las Colinas, TX	2,547	3,750	—	—	(2,085	)(4)	3,750	(2,085)	1,665	—	—	12/04	—
Rochelle II, Las Colinas, TX	4,338	6,445	—	—	(3,583	)(4)	6,445	(3,583)	2,862	—	—	12/04	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
Rogers, Rogers, AR	$—	$1,749	$—	$—	$—		$1,749	$—	$1,749	$—	—	4/04	—
Seminary West, Fort Worth, TX	—	234	—	—	(20	)(4)	234	(20)	214	—	—	6/01	—
Senlac Land, Farmers Branch, TX	—	656	—	—	—		656	—	656	—	—	8/05	—
Senlac VHP Land, Farmers Branch, TX	—	622	—	—	—		622	—	622	—	—	12/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	—	—		1,643	—	1,643	—	—	9/03	—
Siskiyou, Siskiyou County, CA	—	3	—	—	—		3	—	3	—	—	8/96	—
Sladek Land, Travis County, TX	—	764	—	—	—		764	—	764	—	—	5/00	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	—		556	—	556	—	—	6/05	—
Stagliano, Farmers Branch, TX(6)	—	566	—	—	—		566	—	566	—	—	12/97	—
Stanley Tools Land, Farmers Branch TX	2,420	4,169	—	84	—		4,169	84	4,253	—	—	9/02	—
Thompson, Farmers Branch, TX	—	948	—	—	—		948		948	—	—	10/97	—
Thompson II, Dallas County, TX	—	505	—	—	(31	)(3)	505	(31)	474	—	—	7/98	—
Tomlin, Farmers Branch, TX	—	1,878	—	—	—		1,878	—	1,878	—	—	10/97	—
Travelers, Farmers Branch, TX	10,910	25,000	—	—	(2,354	)(2)	25,000	(2,354)	22,646	—	—	11/03	—
Valley Ranch, Irving, TX	—	6,500	—	—	(1,479	)(4)	6,500	(1,479)	5,021	—	—	12/04	—
Valley View 34, Farmers Branch, TX	—	1,652	—	1,035	—		1,652	1,035	2,687	—	—	8/96	7 Years
Valwood, Dallas, TX	10,345	13,969	—	1,256	(3,124	)(3)	13,969	(1,868)	12,101	—	—	8/96	—
Vineyards, Grapevine, TX	—	4,982	—	—	(3,859	)(3)	4,982	(3,859)	1,123	—	—	10/97	—
Vineyards II, Grapevine, TX	1,009	6,934	—	7	(3,178	)(3)	6,934	(3,171)	3,763	—	—	6/99	—
Vista Ridge, Lewisville, TX(6)	4,650	16,322	—	440	(12,431	)(3)	16,322	(11,991)	4,331	—	—	9/98	—
Walker, Dallas County, TX	8,750	13,534	34	—	—		13,534	34	13,568	—	—	7/98	—
West End, Dallas, TX	2,000	11,405	—	77	(5,756	)(3)	11,405	(6,309)	5,096	—	—	8/97	—
					(630	)(4)

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other	Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
Whorton Land Dallas, TX	$3,828	$4,530	$—	$—	$—	$4,530	$—	$4,530	$—	—	6/05	—
Wilmer 88 Land Dallas, TX	—	668	—		—	668	—	668	—	—	8/05	—
	160,336	461,445	34	18,348	(182,840)	461,445	(164,458)	299,753	152

	$955,545	$565,381	$848,865	$116,739	$(255,393)	$565,381	$710,211	$1,277,754	$164,649

(1)	The aggregate cost for federal income tax purposes is $1,322.8 million.
(2)	Write-down of property to estimated net realizable value.
(3)	Cost basis assigned to portion of property sold.
(4)	Purchase accounting basis adjustment.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Pledged as collateral on a loan primarily secured by another parcel of land.
(7)	Property under construction.

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	2005	2004	2003
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,155,586	$1,233,057	$567,731
Additions
Initial consolidation of TCI properties	—	—	866,464
Acquisitions and improvements	259,137	198,006	139,006
Deductions
Sales of real estate	(136,969)	(249,703)	(261,694)
Purchase accounting write-down	—	(8,434)	(58,558)
Property write-down	—	(17,340)	(19,892)

Balance at December 31,	$1,277,754	$1,155,586	$1,233,057

Reconciliation of Accumulated Depreciation
Balance at January 1,	$172,164	$179,021	$101,689
Additions
Initial consolidation of TCI properties	—	—	84,550
Depreciation	23,981	30,440	28,832
Deductions
Sales of real estate	(31,496)	(37,297)	(36,050)

Balance at December 31,	$164,649	$172,164	$179,021

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(Dollars in Thousands)
FIRST MORTGAGE
400 St. Paul	7.0%	03/07	Monthly interest only payments.	$—	$5,400	$4,898	$4,896
Secured by an office building in Dallas, TX. Includes LOC of $250,000.

La Quinta Village Center, LLC First lien on 134.3 gross acres in Palm Desert, CA.	8.0%	02/06	Interest accrual and payments based on completion dates not yet met.	—	5,650	5,650	5,650

Mason Creek, L.P. 1st lien on 8 acres, Harris County, TX.	10.0%	03/06	Monthly interest payments.	—	523	405	—

Today McKinney Ranch, L.P. Secured by 27.192 acres of unimproved land in McKinney, TX.	8.0%	12/07	Monthly interest only payments.	—	7,552	7,552	—

Today McKinney Ranch, L.P. Secured by 3.73 acres of unimproved land in McKinney, TX.	8.0%	12/07	Monthly interest only payments.	—	1,036	1,036	—

WRAPAROUND MORTGAGE
Nakash Secured by a shopping center in Malden, MO.			Monthly interest only payments.		902	902	—

JUNIOR MORTGAGE
Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.0%	10/06	Principal and interest due at maturity.	—	4,303	4,402	—

One Hickory Secured by an office building in Farmers Branch, TX.	5.49%	10/06	Monthly interest only payments.	6,903	11,974	11,974	—

JMJ Circle, LLC 2nd lien on 1,092 acres of land in Austin, TX and membership interests in the borrower.	10.0%	03/08	Principal and interest due at maturity.	18,000	3,200	3,953	—

Pinemont Secured by an office building in Houston, TX.	10.4%	07/08	Monthly principal and interest payments.	152	467	161	—

Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.0%	10/08	Interest only payments start in November 2007.	12,000	2,386	2,889	—

Unified Housing of Chase Oaks 2nd lien on 22 acres of land in Collin County, TX.	4.0%	Demand	Excess property cash flow payments.	—	341	341	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
OTHER
Apartment Development Services Secured by 100% interest in partnership.	12.0%	06/06	Principal and interest due at maturity.	$—	$300	$107	$—

Countryside, L.P.	7.25%	01/07	Quarterly interest payments.	—	2,300	2,300	—
Secured by Class A partnership units in TCI Countryside, L.P.

Countryside, L.P.	7.25%	07/12	Quarterly interest payments.	—	1,050	740	—
Secured by Class A partnership units in TCI Countryside, L.P.

Edwin Schreiber	8.5%	06/06	Interest only paid quarterly.	—	200	200	—
Class A limited partnership interests in Encino Executive Plaza Limited.

UHF Kensington	12.0%	04/09	Excess property cash flow.	—	125	140	—
100% interest in UH of Kensington, LLC.

SSG Management	8.5%	06/06	Interest only paid quarterly.	—	296	296	—
Class A limited partnership interests in Encino Executive Plaza Limited

Sarah Gross	8.5%	06/06	Interest only paid quarterly.	—	951	951	—
Class A limited partnership interests in Encino Executive Plaza Limited

Barry Gross	8.5%	06/06	Interest only paid quarterly.	—	120	120	—
Class A limited partnership interests in Encino Executive Plaza Limited

Realty Advisors	Prime + 2.0%	11/06	All principal and interest are due at maturity.	—	5,633	5,633	—
Secured by a pledge of 850,000 shares of ARI Common Stock owned by BCM.

Mark Small	8.0%	09/06	All principal and interest due at maturity.	—	600	587	—
Secured by Collateral Assignment of Contract Proceeds.

Robert Baylis Class A limited partnership interests in Edina Park Plaza Associates LP.	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

Herrick Partners Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	91	91	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
2410 Partnership Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	$—	$145	$145	$—

Michale Witte Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Richard Schmaltz Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	203	203	—

Willingham Trust Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Michael Monier Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.0%	09/17	Interest only paid quarterly.	—	304	304	—

Harold Wolfe Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

Compton Partners Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	289	289	—

Christine Tunney Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	48	48	—

Edward Samson Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Hammon Operating Corp Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

Palmer Brown Madden Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Quintin Smith Jr. Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

William Ingram Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	$—	$96	$96	$—

Earl Samson Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Mary Ann MacLean Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

Peter Van Dyk Berg Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

William Urkie Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Sherman Bull Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	193	193	—

David Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	96	96	—

Trust–Joseph Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	32	32	—

Trust-Brett & Nicole Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	31	31	—

Trust-David Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.0%	09/17	Interest only paid quarterly.	—	31	31	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

UNSECURED

BCM—K-Mart Cary	9.25%	04/08	Monthly interest payments.	$—	$1,523	$1,523	$—

BCM—Texstar Warehouse	9.25%	04/08	Monthly interest payments.	—	1,252	1,252	—

Garden Centura L.P.	7.0%	None	Excess property cash flow payments or property sales	—	—	603	—

One Realco	Prime + 3.0%	02/07	All principal and interest due at maturity.	—	18,000	9,949	—

Today Forest Park Investment	0.0%	None	Partnership distribution as available.	—	678	546	—

Treetops/Colony Meadows	0.0%	01/09	All principal and interest due at maturity.	—	1,000	1,000	1,000

Harvest Hill I, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	1,429	1,795	—

Harvest Hill II, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.		1,426	1,800	—

Harvest Hill III, LLC	12.0%	09/13	Interest compounded annually. All principal and interest are due at maturity.	—	2,127	2,678	—
				$37,055	$86,037	79,676	$11,546

Interest receivable						2,764
Allowance for estimated losses						(1,000)

						$81,440

(1)	The aggregate cost for federal income tax purposes is $79.7 million.
(2)	Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 2005. Where applicable, these rates have been adjusted at issuance to yield between 8.0% and 12.0%.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

	2005	2004	2003
	(dollars in thousands)
Balance at January 1,	$73,359	$71,178	$83,092
Additions
New mortgage loans	59,717	46,660	67,464
Initial consolidation of TCI loans	—	—	15,873
Funding of existing loans	727	1,296	—
Deductions
Collections of principal	(12,406)	(12,368)	(56,592)
Conversion to property interest	(8,356)	—	(1,612)
Mortgages eliminated from consolidation of partnerships	—	(23,754)	—
Reclass to accounts receivable	—	(1,387)	—
Sale of Notes Receivable	(33,365)	(8,266)	(37,047)

Balance at December 31,	$79,676	$73,359	$71,178

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2004, a change in accountants occurred as previously reported from BDO Seidman LLP to Farmer, Fuqua & Huff, P.C., and no disagreement existed between the Company and BDO Seidman LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A. CONTROLS	AND PROCEDURES

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”). Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and represented within the time periods required. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risks that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the acting Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the acting Principal Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2005 to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission Rules and Forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The affairs of American Realty Investors, Inc. (“ARI”) are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of ARI, the creation of certain Board Committees, the adoption of Committee charters, the adoption of a code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignation of Earl D. Cecil (on February 29, 2004), as well as the election of independent directors, Ted R. Munselle and Sharon Hunt, on February 20, 2004, and Robert A. Jakuszewski on November 22, 2005.

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

ARI has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at http://www.amrealtytrust.com. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange, on our website.

Our Board of Directors has adopted charters for our Audit, Compensation, and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at http://www.amrealtytrust.com. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

American Realty Investors, Inc.

Attn: Investor Relations

1800 Valley View Lane, Suite 300

Dallas, Texas 75234

Telephone: 469-522-4200

All members of the Audit Committee and the Governance and Nominating Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from ARI or any of its subsidiaries other than their Director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of ARI or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current Directors of ARI are listed below, together with their ages, terms of service, all positions and offices with ARI, its former advisor (BCM), or current advisor (Prime), which took over as contractual advisor for BCM on July 1, 2003, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation “Affiliated,” when used below with respect to a Director, means that the Director is an officer, director, or employee of BCM or Prime, an officer of ARI, or an officer or director of an affiliate of ARI. The designation “Independent,” when used below with respect to a Director, means that the Director is neither an officer of ARI nor a director, officer, or employee of BCM or Prime (but may be a director of ARI), although ARI may have certain business or professional relationships with such Director as discussed in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Certain Business Relationships.”

TED P. STOKELY: Age 72, Director and Chairman of the Board (Affiliate) (since November 2002).

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

HENRY A. BUTLER: Age 55, Director (Affiliate) (since July 2003).

Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director of ARI; and Director (December 2001 to July 2003) of IORI.

SHARON HUNT: Age 63, Director (Independent) (since February 2004).

Licensed Realtor in the Dallas, Texas area with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of TCI.

ROBERT A. JAKUSZEWSKI: Age 43, Director (Independent) (since November 2005).

Vice President—Sales and Marketing (since September 1998) of New Horizons Communications, Inc., Consultant (January 1998 – September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc.; and Director of IORI since March 16, 2004.

TED R. MUNSELLE: Age 50, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; employed in the accounting industry from 1977 until 1998; Certified Public Accountant in the State of Texas; and Director (since February 2004) of TCI.

Board Meetings and Committees

The Board of Directors held eight meetings during 2005. For such year, no incumbent Director attended fewer than 75.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARI’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2005.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met one time during 2005.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met one time during 2005.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Ted P. Stokely
Henry A. Butler
Sharon Hunt	✓	✓	✓
Robert A. Jakuszewski	✓	✓	✓
Ted R. Munselle	✓	✓	✓

Presiding Director

In March 2004, the Board created a new position of presiding director, whose primary responsibility is to preside over periodic executive sessions of the Board in which Management directors and other members of Management do not participate. The presiding director also advises the Chairman of the Board and, as appropriate, Committee Chairs with respect to agendas and information needs relating to Board and Committee meetings, provides advice with respect to the selection of Committee Chairs and performs other duties that the Board may from time to time delegate to assist the Board in fulfillment of its responsibilities.

Martin L. White, a director until November 22, 2005, served in such position from March 2004 through November 22, 2005. On November 22, 2005, the non-management members of the Board designated Ted R. Munselle to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ending December 31, 2005.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in February 2006, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of ARI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of ARI are Steven A. Abney, Executive Vice President and Chief Financial Officer; James D. Canon, Executive Vice President—Multi-Family Construction; and Louis J. Corna, Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary, all of whom are employed by Prime. None of the executive officers receives any direct remuneration from ARI nor do any hold any options granted by ARI. Their positions with ARI are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with ARI, Prime, BCM, other affiliated entities, other principal occupations, business experience, and directorships with other publicly held companies during the last five years or more are set forth below.

STEVEN A. ABNEY, 50

Executive Vice President and Chief Financial Officer (since September 2005) of ARI, TCI, BCM, PIAMI, and Prime; Executive Vice President and Chief Financial Officer (since December 2005) of IORI; Vice President Finance and Chief Accounting Officer/Principal Financial Officer (from November 2001 to February 2005) of and employed (from November 2001 to August 2005) by CRT Properties, Inc. (f/k/a Koger Equity, Inc.). For more than four years prior thereto, Mr. Abney was Executive Vice President and Chief Financial Officer of Konover and Associates, Inc. a privately-held real estate developer based in Farmington, Connecticut. Mr. Abney has been a Certified Public Accountant since 1980.

JAMES D. CANON, III, 44

Executive Vice President—Multi-Family Construction (effective April 1, 2006) of the Company, TCI, IORI and Prime. Managing Director (June 2003 to March 2006) of Tarragon Corporation, a New York City-based real estate homebuilder and developer which has securities listed on the NASDAQ National Market System. Prior thereto (from November 2000 to March 2003), he was Vice President of Southwest Housing

Management, Inc., a Dallas, Texas-based real estate company, and prior thereto and for more than five years, Senior Vice President (February 1992 to October 2000) of BCM.

LOUIS J. CORNA, 58

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

Mark W. Branigan, 51, Executive Vice President—Multi-Family Construction (since September 2004) resigned effective March 31, 2006 to pursue to other opportunities. He was Executive Vice President—Residential (June 2001 to September 2004), Director (September 2000 to June 2001) and Executive Vice President and Chief Financial Officer (August 2000 to June 2001) of ARI, TCI, IORI and BCM. Prior thereto, he was Executive Vice President—Residential (July 2003 to September 2004) of Prime and PIAMI; Vice President—Director of Construction (August 1999 to August 2000) and for more than five years prior thereto, Executive Vice President—Residential Asset Management of BCM, TCI and IORI.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARI’s Directors, executive officers, and any persons holding more than 10 percent of ARI’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARI is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARI’s Directors and executive officers and 10 percent holders during the fiscal year ended December 31, 2005. In making these statements, ARI has relied on the written representations of its incumbent Directors and executive officers and its 10 percent holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies, which guide it, the day-to-day operations of ARI are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as consultant in connection with ARI’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, is the contractual advisor to ARI. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “Directors and Executive Officers of the Registrant—The Advisor.” As of March 24, 2006, PIAMI owned 1,437,208 shares of ARI’s common stock, approximately 13.2% of the shares then outstanding. Also, as of March 24, 2006 One Realco Stock Holdings, Inc., which is wholly owned by Prime of which PIAMI is the sole member, owns 234,500 shares of ARI common stock.

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

(5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50.0%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARI for the fiscal year;

(6) a construction management fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties.

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

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

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

(7)

The TCI Advisory Agreement also provides for all activities in connection with or related to construction for TCI and its subsidiaries, Prime shall receive a fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals.

(8)	Under the TCI Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services.

(9)	Under the TCI Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of TCI during the fiscal year. Prime was required to refund $2.4 million in 2005 and $1.3 million in 2003 under this provision.

Effective July 1, 2005, TCI and Prime entered into a Cash Management Agreement substantially in the same form and with the same terms as the Cash Management Agreement between ARI and Prime.

If and to the extent that ARI shall request Prime, or any director, officer, partner, or employee of Prime, to render services to ARI other than those required to be rendered by Prime under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and ARI from time-to-time.

The Advisory Agreement automatically renews from year-to-year unless terminated in accordance with its terms. ARI’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of ARI are in conflict with those of one or more directors or officers in their individual capacities or of Prime, or of their respective affiliates. In addition to services performed for ARI, as described above, Prime actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI. The Advisory Agreement provides that Prime may also serve as advisor to other entities.

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

The managers and principal officers of Prime are set forth below:

Mickey N. Phillips:	Manager

Ryan T. Phillips:	Manager

Steven A. Abney:	Acting Principal Executive Officer, Executive Vice President and Chief Financial Officer

Mark W. Branigan:	Executive Vice President—Residential Construction

Louis J. Corna:	Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary

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

Property Management and Real Estate Brokerage

Affiliates of Prime provide property management services to ARI. Currently, Triad and Carmel provide property management services to ARI’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for the provision of the property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is Highland. Triad subcontracts the property-level management and leasing of ARI’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARI’s hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is owned by Regis I.

Regis I, a related party, provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement.

ITEM 11. EXECUTIVE	COMPENSATION

ARI has no employees, payroll, or benefit plans, and pays no compensation to its executive officers. The Directors and executive officers of ARI who are also officers or employees of Prime are compensated by Prime. Such affiliated Directors and executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor” for a more detailed discussion of compensation payable to Prime by ARI.

The only direct remuneration paid by ARI is to those Directors who are not officers or employees of Prime or its affiliated companies. Each non-employee Director is compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors is compensated at the rate of $49,500 per year. The Chairman of the Audit Committee receives an annual fee of $500. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2005, $184,500 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2005 through December 31, 2005, and 2005 special service fees as follows: Sharon Hunt, $45,000; Robert A. Jakuszewski, -0-, Ted R. Munselle, $45,000; Ted P. Stokely, $49,500; and Martin L. White (a director until November 22, 2005), $45,000.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003, 2004, and 2005, each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $18.53, $13.625, $9.87, $8.09, $9.13, and $9.70 per share, respectively. In December 2005, the Director’s Plan was terminated. At December 31, 2005, 1,000 options were exercisable at $8.09 per share, 2,000 options were exercisable at $9.13 per share, and 4,000 options were exercisable at $9.70 per share.

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”), which provides for options to purchase up to 300,000 shares of common stock. In December 2005, the Option Plan was terminated. At December 31, 2005, there were 63,750 options outstanding under the Option Plan.

Performance Graph

The following graph compares the cumulative total stockholder return on ARI’s shares of common stock with the Dow Jones Equity Market Index (“Dow Jones US Total Market”) and the Dow Jones Real Estate Investment Index (“Dow Jones US Real Estate”). The comparison assumes that $100 was invested on December 31, 2000 in shares of common stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

	Cumulative Total Return
	2000	2001	2002	2003	2004	2005
AMERICAN REALTY INVESTORS, INC.	100.00	72.44	59.38	67.01	71.19	58.86
DOW JONES US TOTAL MARKET	100.00	88.08	68.64	89.74	100.52	106.88
DOW JONES US REAL ESTATE	100.00	111.80	115.86	158.61	208.12	228.18

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding compensation plans under which equity securities of ARI are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,750	$15.73	0

See NOTE 12. “STOCK OPTIONS” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners.    The following table sets forth the ownership of ARI’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5.0% of the shares of ARI’s common stock as of the close of business on March 24, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class (1)
Basic Capital Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	6,703,045	(2)	61.5%

Prime Income Asset Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	1,671,708	(3)	15.3%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	746,972	(4)	6.9%

Realty Advisors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,374,753	(2)(3)	76.9%

Ryan T. Phillips 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,402,355	(2)(3)(5)	77.1%

(1)	Percentages are based upon 10,895,972 shares outstanding as of March 24, 2006.
(2)	Includes 6,703,045 shares owned by BCM, over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.

(3)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holding, Inc. which is owned by Prime, the sole member of which is PIAMI, over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(4)	Each of the directors of TCI, Henry A. Butler, Sharon Hunt, Robert A. Jakuszewski, Ted R. Munselle, and Ted P. Stokely, may be deemed to be the beneficial owners by virtue of their positions as directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust. Ryan T. Phillips is a beneficiary of the trust.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARI’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 24, 2006.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)
Steven A. Abney	9,121,725	(4)(5)(6)	83.7%
Mark W. Branigan	9,121,725	(4)(5)(6)	83.7%
Henry A. Butler	749,972	(3)	6.9%
Louis J. Corna	9,121,725	(4)(5)(6)	83.7%
Sharon Hunt	747,972	(2)(3)	6.9%
Robert A. Jakuszewski	746,972	(2)(3)	6.9%
Ted R. Munselle	747,972	(2)(3)	6.9%
Ted P. Stokely	749,972	(2)(3)	6.9%
All Directors and Executive Officers as a group (8 persons)	9,128,725	(4)(5)(6)(7)	83.8%

(1)	Percentage is based upon 10,895,972 shares outstanding as of March 24, 2006.
(2)	Each of Messrs. Butler, Munselle, and Stokely, and Ms. Hunt, have options to purchase shares of common stock of ARI, which are exercisable within 60 days of March 24, 2006.
(3)	Includes 746,972 shares owned by TCI, over which the members of the Board of Directors of ARI may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. The members of the Board of Directors of ARI disclaim beneficial ownership of such shares.
(4)	Includes 746,972 shares owned by TCI, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.
(5)	Includes 6,703,045 shares owned by BCM, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares.
(6)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holdings, Inc., over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of ARI disclaim beneficial ownership of such shares.
(7)	Includes 7,000 shares, which may be acquired by the Directors of ARI pursuant to stock option plans.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

Article ELEVENTH of ARI’s Articles of Incorporation provides that ARI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of ARI, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless

(a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by ARI’s Board of Directors or the appropriate committee thereof and (b) ARI’s Board of Directors or committee thereof determines that such contract or transaction is fair to ARI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of ARI entitled to vote thereon.

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

ARI may enter into future transactions with entities, the officers, directors, or stockholders of which are also officers, directors, or stockholders of ARI, if such transactions would be beneficial to the operations of ARI and consistent with ARI’s then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

ARI does not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by ARI.

Certain Business Relationships

Prime, ARI’s advisor, is a company for which Messrs. Abney, Branigan, Canon, and Corna serve as executive officers. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “Directors and Executive Officers of the Registrant—The Advisor.”

The executive officers of ARI also serve as executive officers of TCI, and Messrs. Abney, Branigan, and Corna also serve as executive officers of IORI. As such, they owe fiduciary duties to that entity as well as to Prime under applicable law. TCI has the same relationship with Prime, as does ARI.

Effective July 1, 2003, PAMI became the advisor to ARI and TCI. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

ARI contracts with affiliates of Prime for property management services. Currently, Triad, an affiliate, and Carmel provide such property management services. The general partner of Triad is PIAMI. The limited partner of Triad is Highland, a related party. Triad subcontracts the property-level management of 29 of ARI’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement. Regis Hotel I, LLC manages ARI’s 11 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is owned by Regis I See ITEM 2. “PROPERTIES—Investments in Real Estate Companies and Real Estate Partnerships.”

At December 31, 2005, ARI owned approximately 82.2% of TCI’s outstanding common stock through its interest in TCI and approximately 20.4% of IORI’s outstanding common stock.

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

Operating Relationships

In October 2003, ARI entered into a lease with Prime for space at the One Hickory Centre Office Building. The lease was for 59,115 sq. ft. (approximately 59.0% of the building), has a term of three years, and provided for annual base rent of $1.3 million, or $21.50 per sq. ft. Effective May 1, 2004, the lease was amended to 54,404 sq. ft. (approximately 56% of the building), with an annual base rent of $1.2 million, or $21.50 per sq. ft. In November 2005, the lease was amended to 48,151 square feet (approximately 49% of the building), with an annual base rent of $1.0 million, or $21.50 per square foot.

ARI received rents of $56,000 in 2005, $69,000 in 2004, and $175,000 in 2003 from an affiliate related to the affiliates lease at Addison Hangar. The affiliate owns a corporate jet that has a lease at the hangar.

In 2005, ARI incurred with Prime, its affiliates, and a related party $9.4 million in advisory fees, $3.7 million in net income fees, $1.1 million in incentive fees, $822,000 in loan arrangements, $3.5 million in property acquisition fees, $5.5 million in real estate brokerage commissions, $1.7 million in construction supervision fees, and $3.7 million in property and construction management fees and leasing commissions, net of property management fees paid to subcontractors, other than affiliates of Prime. In addition, as provided in the Advisory Agreement, Prime received cost reimbursements of $4.4 million.

Partnership Transactions

BCM has entered into put agreements with certain holders of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units are convertible into Series D Cumulative Preferred Stock of ARI. The put price of the Series D Preferred Stock is $20.00 per share plus accrued but unpaid dividends.

BCM has entered into put agreements with the holders of the Class A units of ART Palm, L.P. Such Class A units are convertible into Series C Cumulative Convertible Preferred Stock of ARI. The put price for the Class A units is $1.00 per unit and the put price for either the Series C Preferred Stock or ARI’s common stock is 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. The put agreement calls for ARI to repurchase the 5,188,750 outstanding Class A units on December 31, 2006.

Advances and Loans

From time-to-time, ARI and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARI’s financial statements as other assets or other liabilities. Effective July 1, 2005, ARI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from ARI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2005, ARI was owed $29.7 million and $1.1 million by Prime and Regis I, respectively.

In March 2001, ARI funded $13.6 million of a $15.0 million unsecured line of credit to One Realco Corporation (“One Realco”). A wholly-owned subsidiary of One Realco owns approximately 2.1% of the outstanding shares of ARI’s common stock. One Realco periodically borrows money to meet its cash obligations. The line of credit bore interest at 12.0% per annum. All principal and interest were due at maturity in February 2002. The line of credit is guaranteed by BCM. In June 2001, $394,000 in principal and $416,000 in interest was collected. In December 2001, $21,000 in principal and $804,000 in interest was collected. In February 2002, the line of credit was increased to $18.0 million, accrued but unpaid interest of $217,000 was added to the principal, and the maturity date was extended to February 2004. In March 2002, ARI funded an additional $1.8 million, increasing the outstanding principal balance to $15.5 million. In October 2002, $856,900 in interest was collected, by the return of 85,690 shares of ARI Series A Preferred Stock. In June 2003, ARI sold a participating interest in $5.8 million of the $15.5 million balance to BCM; receiving 314,141 TCI shares from BCM (see NOTE 1. “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”). In February 2004, $2.3 million in interest was collected, accrued but unpaid interest of $161,000 was added to the principal, the maturity date was extended to February 2007, and the interest rate was changed to 3.0% over the prime rate, currently 10.25%. In December 2005, $500,000 in interest was collected. All principal and interest are due at maturity.

In October 1999, ARI funded a $4.7 million loan to Realty Advisors, Inc., an affiliate. The loan, to provide funds for acquisitions or working capital needs, was secured by all of the outstanding shares of common stock of American Reserve Life Insurance Company. The loan bore interest at 10.25% per annum, and matured in November 2001. In January 2000, $100,000 was collected. In November 2001, the maturity date was extended to November 2004. The collateral was changed to a pledge of 850,000 shares of ARI common stock owned by BCM. The interest rate was changed to 2.0% over the prime rate, currently 9.25% per annum, and the accrued but unpaid interest of $984,000 was added to the principal. The new principal balance is $5.6 million. In September 2003, $673,000 in accrued interest was collected. In August 2004, $342,000 in accrued interest was collected. In November 2004, the maturity date was extended to November 2006. In September 2005, $342,000 in accrued interest was collected. All principal and accrued interest are due at maturity.

Property Transactions

In December 2003, ARI sold a tract of Marine Creek land to a subsidiary of Unified Housing Foundation, Inc. (“UHF”) for $1.5 million, receiving cash and a note receivable. This sale was not recognized as a sale at that time because UHF is a related party and ARI has continuing involvement and control. In February 2004, Marine Creek was refinanced by UHF, which paid in full ARI’s note payable on the land. ARI recorded the sale of the land and received a note receivable of $270,000, which was the difference between the sales price and the amount of ARI’s note payable. In August 2005 the note was paid in full. ARI recorded the sale of the Marine Creek land due to the payment received on the note receivable.

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

During April 2005 in connection with the resolution of the litigation filed August 10, 2004, by ARI, TCI and IORI, ARI owns 31.3% of Midland Odessa Properties, Inc. (formerly Innovo Realty, Inc.) (“MOPI”), the balance of which is owned by TCI (48.8%) and IORI (19.9%). MOPI in turn is a 30% limited partner in several “Metra” partnerships formed in 2002 when IORI , TCI and ARI sold certain residential properties to partnerships controlled by Metra Capital LLC. The original sale transactions were accounted for as refinancing transactions with ARI continuing to report the assets and new debt incurred by certain of the “Metra” partnerships on ARI’s financial statements. As properties are sold to independent third parties, the transactions are reported as sales. See also NOTE 9 to the CONSOLIDATED FINANCIAL STATEMENTS under the sub-caption “Returns on Metra Properties.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARI for the years 2005 and 2004 by ARI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP:

	2005				2004
Type of Fee	Farmer, Fuqua & Huff		BDO Seidman		Farmer, Fuqua & Huff		BDO Seidman
Audit Fees	$464,127	(1)	$40,000	(2)	$188,614	(3)	$310,626	(4)
Audit Related Fees	36,500	(7)	—		—		—
Tax Fees	67,394	(5)	73,840	(6)	9,550	(7)	219,433	(8)
All Other Fees	—		—		—		—

Total	$568,021		$113,840		$198,164		$530,059

(1)	Includes $280,971 paid by TCI.
(2)	Includes $15,000 paid by TCI.
(3)	Includes $86,148 paid by TCI.
(4)	Includes $102,184 paid by TCI.
(5)	Includes $34,405 paid by TCI.
(6)	Includes $12,913 paid by TCI.
(7)	All paid by TCI.
(8)	Includes $50,021 paid by TCI.

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

Tax Fees.    These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation, and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

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

Under the Sarbanes-Oxley Act of 2002 (the “SO Act”) and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation, and oversight of the work of the independent auditor. The purpose of the provisions of the SO Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation, and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SO Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

All the fees for 2005 and 2004 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2005 and 2004

Consolidated Statements of Operations—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

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

4.3

Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4

Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1

Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2

Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006

AMERICAN REALTY INVESTORS, INC.

By:	/S/ STEVEN A. ABNEY
Steven A. Abney
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2006

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2006

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2006

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2006

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2006

/s/ STEVEN A. ABNEY Steven A. Abney	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Acting Principal Executive Officer)	March 31, 2006

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2005

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

4.3

Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4

Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1

Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2

Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Acting Principal Executive Officer and Chief Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.