Form 10-Q
period 2006-03-31
AMERICAN REALTY INVESTORS INC
filed 2006-05-15
CIK 1102238

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006
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

___________________________________________________________________________________________
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.     No  ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐.    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,895,972
(Class)	(Outstanding at March 31, 2006)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements have not been audited by independent certified public accountants, but, in the opinion of the management of American Realty Investors, Inc. (“ARI”), all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of ARI's consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated, have been included.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$1,091,293	$1,025,661
Less—accumulated depreciation	(159,593)	(153,597)
	931,700	872,064

Real estate held for sale, net of depreciation	169,123	172,303
Real estate subject to sales contract	68,326	68,738

Notes and interest receivable
Performing ($44,805 in 2006 and $44,500 in 2005 from affiliates)	61,347	70,894
Non-performing	11,546	11,546
	72,893	82,440
Less—allowance for estimated losses	(1,003)	(1,000)
	71,890	81,440

Restaurant equipment	13,981	13,911
Less—accumulated depreciation	(7,832)	(7,528)
	6,149	6,383

Marketable securities, at market value	7,936	7,446
Cash and cash equivalents	8,731	13,904
Investments in equity investees	13,660	13,521
Goodwill	11,858	11,858
Other intangibles, net of accumulated amortization ($616 in 2006 and $926 in 2005)	1,435	1,449
Other assets (including $32,535 in 2006 and $30,441 in 2005 due from affiliate)	104,898	96,689
	$1,395,706	$1,345,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS - Continued

	March 31, 2006	December 31, 2005
	(dollars in thousands)
	(unaudited)
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable ($44,845 in 2006 and $45,530 in 2005 to affiliates)	$853,040	$810,118
Interest payable ($1,046 in 2006 and $682 in 2005 to affiliates	8,750	7,826
Liabilities related to assets held for sale	153,124	144,555
Liabilities subject to sales contract	58,781	59,323
Stock-secured notes payable	22,549	22,549
Accounts payable and other liabilities ($238 in 2006 and $4,667 in 2005 to affiliates)	88,675	93,842
	1,184,919	1,138,213

Commitments and contingencies

Minority interest	70,782	59,185

Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A Cumulative Convertible Preferred Stock, 3,390,913 shares in 2006 and 2005 (liquidation preference $33,909), including 900,000 shares in 2006 and 2005 held by subsidiaries	4,982	4,982
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares in 2006 and 2005	114	114
Treasury stock, at cost, 1,443,272 shares in 2006 and 2005	(15,146)	(15,146)
Additional paid-in capital	93,389	93,389
Retained earnings	56,116	64,805
Accumulated other comprehensive income (loss)	550	253
	140,005	148,397
	$1,395,706	$1,345,795

The accompanying notes are an integral part of these Consolidated Financial Statements

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Property revenue:
Rental and other property revenues ($259 in 2006 and $182 in 2005 from affiliates)	$45,867	$37,758
Restaurant sales	9,349	8,620
Total operating revenues	55,216	46,378

Expenses:
Property operating expenses ($1,923 in 2006 and $1,644 in 2005 to affiliates)	29,670	26,464
Restaurant cost of sales	6,915	6,754
Depreciation and amortization	6,726	5,572
General and administrative ($567 in 2006 and $899 in 2005 to affiliates)	3,892	2,736
Advisory fee to affiliate	3,081	2,906
Total operating expenses	50,284	44,432

Operating income (loss)	4,932	1,946

Other income (expense):
Interest income from notes receivable ($657 in 2006 and $859 in 2005 from affiliates)	1,146	1,590
Gain on foreign currency transaction	2	—
Other income ($953 in 2006 from affiliate)	1,702	106
Mortgage and loan interest ($669 in 2006 and $501 in 2005 to affiliates)	(18,704)	(15,174)
Net income fee to affiliate	—	(1,477)
Total other income (expense)	(15,854)	(14,955)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(10,922)	(13,009)

Gain on land sales	2,740	24,178
Minority interest	830	(921)
Equity in income (loss) of investees	175	60

Income (loss) from continuing operations	(7,177)	10,308

Income (loss) from discontinued operations	(898)	10,370

Net income (loss)	(8,075)	20,678
Preferred dividend requirement	(614)	(650)
Net income (loss) applicable to Common shares	$(8,689)	$20,028

The accompanying notes are an integral part of these Consolidated Financial Statements

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Basic earnings per share:
Income (loss) from continuing operations	$(0.77)	$0.96
Income (loss) from discontinued operations	(0.09)	1.03
Net income (loss) applicable to Common shares	$(0.86)	$1.98

Diluted earnings per share:
Income (loss) from continuing operations	$(0.77)	$0.75
Income (loss) from discontinued operations	(0.09)	0.81
Net income (loss) applicable to Common shares	$(0.86)	$1.56

Weighted average Common shares used in computing earnings per share:
Basic	10,149,000	10,149,000
Diluted	13,106,924	12,907,309

Series A Cumulative Convertible Preferred Stock (2,491,000 shares of Preferred Stock convertible into common stock estimated to be 2,957,000 common shares) and options to purchase 70,750 shares of ARI’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(dollars in thousands)
(unaudited)

	Series A Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity

Balance, January 1, 2006	$4,982	$114	$(15,146)	$93,389	$64,805	$253	$148,397

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	(193)	(193)
Unrealized gain on marketable securities	—	—	—	—	—	490	490
Net income	—	—	—	—	(8,075)	—	(8,075)

Repurchase of Preferred Stock	—	—	—	—	—	—	—

Preferred dividends
Series A Cumulative Convertible Preferred Stock ($.25 per share)	—	—	—	—	(614)	—	(614)

Balance, March 31, 2006	$4,982	$114	$(15,146)	$93,389	$56,116	$550	$140,005

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended March 31
	2006	2005
	(dollars in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(7,177)	$10,308
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of land and real estate	(2,740)	(24,178)
Depreciation and amortization	6,726	5,572
Amortization of deferred borrowing costs	1,209	2,072
Equity in (income) loss of investees	(175)	(60)
Gain on foreign currency transaction	(2)	—
(Increase) decrease in accrued interest receivable	(427)	(336)
(Increase) decrease in other assets	(6,587)	4,496
Increase (decrease) in accrued interest payable	(70)	(888)
Increase (decrease) in minority interest	(36)	(261)
Increase (decrease) in other liabilities	5,292	(2,362)
Net cash used in operating activities	(3,987)	(5,637)

Cash Flows From Investing Activities:
Collections on notes receivable	8,716	1,433
Proceeds from sale of notes receivable	—	27,242
Funding of notes receivable	(2,670)	—
Acquisition of real estate	(49,239)	(7,806)
Investment in real estate entities	(1,568)	—
Real estate improvement	(4,655)	—
Restaurant equipment purchased	(69)	(65)
Proceeds from sale of real estate	6,747	26,225
Notes receivable funded	—	(647)
Earnest money/escrow deposits	(660)	(671)
Real estate improvements	—	(16,350)
Distribution from equity investees	—	406
Net cash provided by (used in) investing activities	(43,398)	29,767

Cash Flows From Financing Activities:
Proceeds from notes payable	55,842	38,688
Payments on notes payable	(13,356)	(43,072)
Deferred borrowing costs	(2,568)	(1,212)
Net advances from (payments to) affiliates	3,482	(13,288)
Margin borrowings (payments), net	—	(38)
Preferred dividends paid	(483)	(230)
Net cash (used in) provided by financing activities	42,917	(19,152)

Discontinued Operations
Cash used in operating activities	(705)	—
Cash provided by investing activities	—	—
Net cash provided (used) by discontinued operations	(705)	—

Net increase (decrease) in cash and cash equivalents	(5,173)	17,291

Cash and cash equivalents, beginning of period	13,904	22,401
Cash and cash equivalents, end of period	$8,731	$39,692
The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,301	$17,068

Schedule of Non-Cash Investing and Financing Activities:
Notes payable assumed from buyer upon sale of real estate	$—	$14,422
Increase in minority interest related to acquisition of real estate	14,835	—
Notes receivable from sale of real estate	—	27,242
Acquisition of real estate to satisfy note receivable	—	4,714
Note payable paid by affiliate	—	700
Unrealized foreign currency translation gain (loss)	—	706
Unrealized gain (loss) on marketable securities	—	669

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Dollar amounts in tables are in thousands, except per share amounts. Certain balances for 2005 have been reclassified to conform to the 2006 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI.

Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information on the basis of consolidation and accounting policies, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

At December 31, 2005 and March 31, 2006, ARI subsidiaries owned 82.2% of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At March 31, 2006, ARI and TCI have the same advisor (Prime Income Asset Management, LLC or "Prime") and Board of Directors.

At December 31, 2005 and March 31, 2006, ARI subsidiaries owned 20.4% of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9% of IORI shares. Two directors of ARI also serve as directors of IORI.

Stock-based employee compensation. Effective January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123-R using the modified prospective method.  SFAS No. 123-R must be applied not only to newly awarded stock-options but also to previously awarded stock-options that were not fully vested on the Effective Date.  All of ARI’s stock-option grants were fully vested as of the Effective Date.  Furthermore, ARI had no outstanding stock-option grants that were modified or settled after the Effective Date; therefore, subsequent to the Effective Date, ARI will recognize no additional compensation costs for previously awarded stock-option grants.  In December 2005, the Company’s Board of Directors terminated all stock-option plans and has no intent at the present to reinstate any stock-option programs.

NOTE 2. REAL ESTATE

In 2006, ARI purchased the following properties:

Property	Location	Sq. Ft./Acres	Purchase Price		Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092 Acres	$21,000		$ —	$21,000	8.75	%(1)	03/08
Pioneer Crossing	Austin, TX	38.542 Acres	614	(2)	614	1,515	8.75	(1)	06/08
Southwood 1394	Tallahassee, FL	14.52 Acres	1,150		477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20 Acres	4,673		1,892	3,038	8.50	(1)	02/08
Woodmont Fairway Office	Dallas, TX	5.866 Acres	3,833		1,014	3,000	8.25	(1)	01/07
Woodmont Merit Drive	Dallas, TX	9.28 Acres	4,560		1,868	2,964	8.00		03/07

Apartments
Anderson Estates Apts	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	04/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	07/22
Leflore Estates / Curtis
Moore Apartments	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		02/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		01/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		02/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	02/19
(1)  Variable interest rate.
(2)  Purchased from ARI; purchase price is equal to ARI’s cost.
(3)  Net of minority interest and other liabilities assumed.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In 2005, ARI purchased the following properties:
Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate	Maturity Date
First Quarter
Land
Katrina(1)	Palm Desert, CA	23.0 Acres	$4,184	$ —	$ —	—%	—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—	—	—
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500	7.00	07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—	—	—
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—	—	—
(1) Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2) Exchanged for the Bee Street and 2524 Valley View land parcels.

In 2006, ARI sold the following properties:
Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,207	$—	$1,831
Vineyards II	Grapevine, TX	1.5 Acres	1,272	429	745	578

Second Quarter
Land
Elm Fork	Carrollton, TX	27.6 Acres	3,500	(827)	2,800	1,596
Nashville	Nashville, TN	16.4 Acres	2,512	—	2,416	1,700
Nashville	Nashville, TN	2.4 Acres	462	—	429	323
(1)	Debt assumed by purchaser.

In 2005, ARI sold the following properties:
Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain on Sale
First Quarter
Apartments
Longwood	Long Beach, MS	200 Units	$6,456	$ 9	$6,253	(1)	$56

Land
Granbury Station	Ft. Worth, TX	15.7 Acres	1,003	265	738	(1)	10
Katrina	Palm Desert, CA	9.9 Acres	2,616	574	—		1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591	—		1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—		619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340	—		818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455	—		1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)	5,100		9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—		2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601		5,630
Nashville	Nashville, TN	1.2 Acres	304	236	—		226
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914		440

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain on Sale
Office Buildings
Institute Place	Chicago, IL	144,915 Sq. Ft.	$14,460	$4,843	$7,792	(1)	$10,603

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		329
(1)	Debt assumed by purchaser.

At March 31, 2006, ARI had the following apartment properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Laguna Vista	Farmers Branch, TX	206 Units	$8,662	$12,444	$17,741
Legends of El Paso	El Paso, TX	240 Units	5,793	12,290	16,040
Mission Oaks	San Antonio, TX	228 Units	13,458	4,011	15,636
Park at Maumelle	Maumelle, AR	240 Units	12,021	6,678	16,829
Park at Metro Center	Nashville, TN	144 Units	3,512	9,103	11,141

NOTE 3. NOTES AND INTEREST RECEIVABLE

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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matured in March 2006. All principal and accrued but unpaid interest is due at maturity. Through March 2006, $117,000 in principal has been collected. In March 2006, the purchaser extended the note to March 2007 by paying a 1% extension fee and making a 10% principal reduction.

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

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by membership interests in the borrower and a second lien on 1,092 acres of undeveloped land. The secured note bears interest at 10%, requires semi-annual interest payments, and matures in March 2008. In September 2005 the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, ARI had advanced $3.2 million to the borrower. ARI also guaranteed, with full recourse to ARI, an $18 million bank loan for the borrower which is secured by a first lien on the 1,092 acres of undeveloped land. In June 2005, ARI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party totaling $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interests in the borrowers. The secured notes bear interest at 12.0%, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph.  In March 2006, ARI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, ARI secured a development loan of $31.277 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime + 1%. The Company intends to develop the land for sale to single-family residential builders.

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

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. ARI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through March 31, 2006, ARI has funded $1.7 million of these obligations, and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In September 1999, in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. In March 2000, the borrower made a $1.1 million payment. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In 2004, ARI initiated legal action to collect the note. In August 2005, a settlement agreement was reached. The note was replaced with a new promissory note, also non-interest bearing, which is secured by a $1.5 million Agreed Judgment. The note calls for 36 monthly payments beginning in January 2006, with a balloon payment of $460,000 due in January 2009. ARI will continue to classify this note as non-performing even though payments have been received in 2006.

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt pay down and providing purchase money financing of $5.6 million. The note bears interest at 8.0% per annum and matures three years after the recording of the Deed of Trust. Interest was to begin accruing after improvements to the site were completed by ARI. The costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. By 2005 a portion of the improvements had been completed and the remaining accrual at March 31, 2006 is $1.2 million. At March 2006, negotiations with the buyer to settle the obligations were underway. The remaining improvements were not expected to be completed before the settlement. In April 2006 a proposal was made to a bank to sell the note at a discount, but still in excess of the note receivable balance less accrued development costs. The proposed bank note will be guaranteed by ARI and other related parties. The note is classified as non-performing at March 31, 2006.

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

Related Parties. In March 2004, ARI sold a K-Mart in Cary, North Carolina to Basic Capital Management ("BCM") for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at 2.0% over the prime rate, currently 9.0% and matures in April 2008.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at 2.0% over the prime rate, currently 9.0% and matures in April 2008.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

ARI’s investment in real estate entities at March 31, 2006, was as follows:

Investee	Percentage of ARI’s Ownership	Carrying Value of Investment	Market Value of Investment
IORI	24.88%	$6,155	$7,520
Garden Centura, L.P.	5.0%	6,048	—
Other		351	$7,520
		$12,554

AMERICAN REALTY INVESTORS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

Set forth below are summarized results of operations of IORI and Garden Centura for the three months ended March 31, 2006:
2006
Revenues	$5,775
Equity in loss of partnership	—
Property operating expenses	(2,205)
Depreciation	(873)
Interest	(1,506)
Income before gain on sale of real estate	1,191
Gain on sale of real estate	—
Net income	1,191

ARI’s share of equity investees’ income before gains on the sale of discontinued operations was $175,000 for the three months ended March 31, 2006. ARI did not recognize any gain on equity investees’ sale of real estate for the three months ended March 31, 2006.

ARI’s cash flow from IORI is dependent on IORI making distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

ARI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. ARI recognized an unrealized gain of $490,000 for the three month period ending March 31, 2006 due to an increase in market price.

NOTE 6. NOTES PAYABLE

In March 2006, ARI, through one of its subsidiary companies, borrowed $11.75 million secured by approximately 235 acres of land in Austin, Texas.  The loan is guaranteed by ARI, Prime and certain other affiliated companies.  The loan bears interest at an annual rate of 12.5 percent and matured in April 2006.  The loan is currently being extended.

In July 2005, ARI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0%, which is currently 8.0%, requires interest only payments, and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. The current amount available for use under the line of credit is $2.5 million.

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

In 2006, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred		Debt Discharged	Net Cash Received		Interest Rate		Maturity Date
First Quarter
Apartments
Hunters Glen	Midland, TX	212 Units	$2,475		$1,804	$421		7.23	%(1)	02/09

Land
Nashville	Nashville, TN	100.9 Acres	2,500		—	2,500	(2)	12.50		05/06
Palmer Lane	Austin, TX	367.4 Acres	14,000		14,300	(893)		8.50	(1)	08/07
Pioneer Crossing	Austin, TX	235.0 Acres	11,750	(3)	4,000	—		12.50		04/07
West End	Dallas, TX	5.3 Acres	9,000		2,000	6,079		8.00	(1)	03/07
(1) Variable rate.
(2) Cash received by affiliate, increasing ARI’s affiliate receivable.
(3) Various affiliate notes extended and collateralized by ARI, increasing ARI affiliate receivable.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTE 7. STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 9.5% to 24.0% per annum. Stock-secured notes payable and margin borrowings totaled $22.5 million at March 31, 2006 and $22.5 million at December 31, 2005.

Sunset Management LLC. At March 31, 2006 and December 31, 2005, ARI’s stock-secured notes payable include $5.0 million payable to Sunset Management LLC. On May 16, 2005, the United States District Court for the Northern District of Texas, Dallas Division, entered its Memorandum Opinion and Order and Judgment dismissing a purported stockholders’ derivative action filed October 5, 2004, by Sunset Management LLC against a number of entities, including the Company, as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. The Court’s Judgment granted a Motion to Dismiss filed by the Defendants, including the Company, and ordered that Plaintiff Sunset Management LLC take nothing by its suit. No appeal was timely filed, and the dismissal of the action is now final. The Sunset Complaint in this case contained many of the same allegations raised by Sunset Management LLC in four other cases which, as rulings have occurred, have resulted in a denial of Sunset Management LLC’s requested relief. The dismissed action was the fifth in a continuing series of actions involving Sunset Management LLC, certain subsidiaries of the Company and TCI resulting from a loan in September 2001 to BCM and three subsidiaries of the Company in the original amount of $30 million ($19.5 million of which bore interest at 24% per annum, while the remaining $10.5 million of which bore interest at 20%). In September 2002, $15 million in principal was repaid leaving a $15 million aggregate balance, which Sunset Management LLC orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset Management LLC did not honor, resulting in the original litigation filed in Texas State Court during October 2002 as Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas, originally styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management LLC (the “Texas Litigation”). The Texas Litigation alleged breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset Management LLC and sought certain declaratory relief against Sunset Management LLC, as well as temporary and permanent anti-suit injunctions against Sunset Management LLC. The Texas Litigation has been removed to the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, as Adversary Proceeding No. 03-04256 styled American Realty Trust, Inc., et al. v. Sunset Management LLC, et al. This Adversary Proceeding is associated with the case styled In Re: ART Williamsburg, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Case No. 4:03-43909-BTR-11, filed August 22, 2003.

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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other Stock-secured notes payable. In September 2003, ARI obtained a security loan in the amount of $13.5 million from a financial institution. The loan bears interest at 12.0% over the 30-day LIBOR rate, currently 16.8% requires monthly payments of interest only and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock and 250,000 shares of IORI common stock held by TCI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006. In March 2006, the maturity date was extended to March 2007.

NOTE 8. RELATED PARTY TRANSACTIONS

In March 2006, ARI, through one of its subsidiary companies, borrowed $11.75 million secured by approximately 235 acres of land in Austin, Texas.  The loan is guaranteed by ARI, Prime and certain other affiliated companies.  The loan bears interest at an annual rate of 12.5 percent and matured in April 2006.  The loan is currently being extended.

In January 2005, an affiliate made a $700,000 note payment on ARI’s behalf, reducing ARI’s affiliate receivable.

During 2002, ARI’s Board of Directors authorized ARI’s Chief Financial Officer to advance funds either to or from ARI, through the advisor, in an amount up to $10.0 million and, subsequent to that, authorized ARI’s Chief Financial Officer to make additional advances, on the condition that such advances shall be repaid in cash or transfers of assets within 90 days. These advances are unsecured, generally have not had specific repayment terms, and have been reflected in ARI’s financial statements as other assets and other liabilities. Effective July 1, 2005, ARI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from ARI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. Interest earned on the advances totaled $953,000 in 2006.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of March 31, 2006.

PRIME
Balance, December 31, 2005	$29,702
Cash transfers to affiliates	30,672
Cash transfers from affiliates	(36,680)
Advances through receipt of financing proceeds	10,250
Construction fees payable to affiliate	(527)
Balance, March 31, 2006	$33,416

At March 31, 2006, ARI’s other assets include $1.2 million due from affiliates for rent and interest. Also at March 31, 2006, ARI owed $711,000 million to Regis Property Management for management fees and sales commissions.

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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Excluded from operating segment assets are assets of $134.7 million in 2006 and $137.7 million in 2005, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three months ended March 31, 2006 and 2005, and segment assets at March 31, 2006 and 2005.

For the Three Months Ended March 31, 2006	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$15,810	$21,845	$7,792	$165	$9,349	$255	$55,216
Operating expenses	8,880	13,496	6,588	832	6,915	(126)	36,585
Depreciation	3,013	2,520	851	7	332	3	6,726
Mortgage and loan interest	3,825	7,994	1,248	4,227	327	1,083	18,704
Interest income	—	—	—	—	—	1,146	1,146
Gain on land sales	—	—	—	2,740	—	—	2,740
Segment operating income (loss)	$92	$(2,165)	$(895)	$(2,161)	$1,775	$441	$(2,913)

Capital expenditures	$2,153	$1,746	$250	$345	$69	$—	$4,563
Assets	222,597	536,707	76,364	333,481	19,442	71,890	1,260,481

Property Sales:
Sales price	$—	$—	$—	$5,111	$—	$—	$5,111
Cost of sale	—	—	—	4,202	—	—	4,202
Recognized prior deferred gain	—	—	—	1,831	—	—	1,831
Gain on sale	$—	$—	$—	$2,740	$—	$—	$2,740

For the Three Months Ended March 31, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$12,037	$18,194	$7,313	$198	$8,620	$16	$46,378
Operating expenses	6,904	11,220	6,446	1,899	6,754	(17)	33,206
Depreciation	2,542	2,016	696	—	302	16	5,572
Mortgage and loan interest	2,918	6,408	1,546	2,875	348	1,095	15,190
Interest income	—	—	—	—	—	1,590	1,590
Gain on land sales	—	—	—	24,178	—	—	24,178
Segment operating income (loss)	$(327)	$(1,450)	$(1,375)	$19,602	$1,216	$508	$18,174

Capital expenditures	$2,270	$13,774	$123	$183	$65	$—	$16,415
Assets	183,453	488,578	83,564	215,640	20,351	68,876	1,060,462

Property Sales:
Sales price	$15,276	$6,207	$—	$52,305	$—	$—	$73,788
Cost of sale	4,345	6,151	—	28,127	—	—	38,623
Deferred current gain	—	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—	—
Gain on sale	$10,931	$56	$—	$24,178	$—	$—	$35,165

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:
	For the Three Months Ended March 31,
	2006	2005
Segment operating income (loss)	$(2,913)	$18,174
Other non-segment items of income/(expense):
General and administrative	(3,892)	(2,729)
Advisory fee	(3,081)	(2,906)
Gain/(loss) on foreign currency transaction	2	—
Other income (expense)	1,702	106
Net income fee	—	(1,477)
Incentive fee	—	—
Litigation settlement	—	—
Equity in income (loss) of investees	175	60
Minority interest	830	(921)
Income (loss) from continuing operations	$(7,177)	$10,307

NOTE 10. DISCONTINUED OPERATIONS

For the three months ended March 31, 2006 and 2005, income from discontinued operations relates to 18 properties ARI sold during 2005 and 7 properties ARI sold or held-for-sale in 2006. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended March 31,
	2006	2005
Revenue:
Rental	$2,545	$6,257
Property operations	1,990	4,569
	555	1,688

Expenses:
Interest	1,261	2,016
Depreciation	192	289
	1,453	2,305

Income (loss) from discontinued operations	(898)	(617)

Gain on sale of real estate	—	10,987
Write-down of assets held-for-sale	—	—
Equity in gain on sale of real estate by equity investees	—	—

Income from discontinued operations	$(898)	$10,370

NOTE 11. COMMITMENTS AND CONTINGENCIES

Liquidity. ARI’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. In 2006, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirement.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Partnership Obligations. ARI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of March 31, 2006 is approximately $2.3 million. ARI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through September 30, 2006, for certain partnership obligations.

Commitments. During 2002, Milano, then a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of Milano. In conjunction with the sale of these restaurants, Milano guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt and to all future debt of the related party until such time as the guaranty is terminated by Milano. The amount of the debt outstanding that is subject to the guaranty is $788,000 at March 31, 2006. In July 2003, ARI sold its interest in Milano to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million. ARI owns 20.0% of Gruppa, thereby retaining a 20.0% interest in Milano. ARI remained the guarantor of $8.7 million of assumed debt and was one of the guarantors of $7.5 million in new debt obtained by Gruppa. The total remaining debt guaranteed as of March 31, 2006 is $13.0 million. Due to the debt guarantees and ARI’s continuing ownership interest in Milano, management has determined that this should be accounted for as a financing transaction.

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,”“believe,”“expect,”“intend,”“may,”“might,”“plan,”“estimate,”“project,”“should,”“will,”“result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”).

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time-to-time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

Real Estate Held-for-Sale

Foreclosed real estate is initially recorded at new cost, defined as the lower of original cost or fair value minus estimated costs of sale. SFAS No. 144 also requires that properties held-for-sale be reported at the lower of carrying amount or fair value less costs of sale. If a reduction in a held-for-sale property’s carrying amount to fair value less costs of sale is required, a provision for loss is recognized by a charge against earnings. Subsequent revisions, either upward or downward, to a held for sale property’s estimated fair value less costs of sale are recorded as an adjustment to the property’s carrying amount, but not in excess of the property’s carrying amount when originally classified as held-for-sale. A corresponding charge against or credit to earnings is recognized. Properties held-for-sale are not depreciated.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of its notes receivable, marketable equity securities, and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of ARI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Liquidity and Capital Resources

ARI reported a net loss of $8.1 million for the three months ended March 31, 2006, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $6.7 million, amortization of deferred borrowing cost of $1.2 million, gain on sale of real estate of $2.7 million, equity in income of equity investees of $175,000, and gain on foreign currency transaction of $2,000. Net cash used in operating activities amounted to $4.0 million for the three months ended March 31, 2006, interest receivable increased by $427,000 primarily due to fewer payments received, other assets decreased by $6.6 million primarily due to decreases in prepaid expenses and deposit accounts, interest payable decreased by $70,000 due to an increase of cash payments on ARI’s notes payable, and other liabilities increased by $5.3 million primarily due to an increase in accrued expenses.

Net cash used in investing activities of $43.4 million was primarily due to real estate improvements of $4.7 million, acquisitions of real estate of $49.2 million, earnest money deposits of $660,000, funding of notes receivable of $2.7 million, investment in real estate entities of $1.6 million, and purchases of restaurant equipment of $69,000. These outflows for investing activities were offset by the collection of $8.7 million on notes receivable are $6.7 million from the sale of real estate.

Net cash provided by financing activities of $42.9 million was comprised of proceeds received from the funding or refinancing of notes payable of $55.8 million offset by cash payments of $13.4 million to paydown existing notes payable.

In the first three months of 2006, ARI purchased seven apartment developments, and six parcels of unimproved land for a total of $43.3 million. ARI paid $7.0 million in cash, including various closing costs, and incurred $38.6 million in debt. ARI also expended $2.6 million on property construction. For the remainder of 2006, ARI expects to spend an additional $44.5 million on property construction projects, of which $40.9 million will be funded by debt.

In the first three months of 2006, ARI sold 2 land parcels for a total of $4.5 million, receiving $1.7 million in cash.

In the first three months of 2006, ARI financed or refinanced four land parcels and one apartment for a total of $39.7 million, discharging $22.1 million in debt and receiving $8.1 million in cash.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50% of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio, and bear interest rates ranging from 9.0% to 24.0%. Margin borrowing totaled $22.5 million at March 31, 2006.

Management expects that it may be necessary for ARI to sell land holdings during the remainder of 2006 to satisfy the debt on such land as it matures. If ARI is unable to sell sufficient land to satisfy the debt obligations on such land as it matures, or, if it is not able to extend such debt, ARI intends to sell other of its assets, specifically income producing properties, to pay the debt.

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

Related Party Transactions

In March 2006, ARI, through one of its subsidiary companies, borrowed $11.75 million secured by approximately 235 acres of land in Austin, Texas.  The loan is guaranteed by ARI, Prime and certain other affiliated companies.  The loan bears interest at an annual rate of 12.5 percent and matured in April 2006.  The loan is currently being extended.

In January 2005, an affiliate made a $700,000 note payment on ARI’s behalf, reducing ARI’s affiliate receivable.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of notes payable and mortgages.

Results of Operations

For the three months ended March 31, 2006, ARI reported a net loss of $8.1 million compared to net income of $20.7 million for the three months ended March 31, 2005. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

Rents (dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Commercial	$15,810	$12,037
Apartments	21,845	18,194
Hotels	7,792	7,313
Land	165	198
Other	9,604	8,636
	$55,216	$46,378

The increase in apartment rents was primarily attributable to completed construction and higher occupancy percentages. Rents are expected to increase in 2006, as a result of completed apartment construction. The increase in commercial rents was primarily attributable to the purchase of three office buildings during 2005 and higher occupancy percentages.

Property Operations Expenses (dollars in thousands)
	For the Three Months Ended March 31,
	2006	2005
Commercial	$8,800	$6,904
Apartments	13,496	11,220
Hotels	6,588	6,446
Land	832	1,899
Other	6,789	6,737
	$36,585	$33,206

The increase in commercial operations expense was primarily attributable to the purchase of three office buildings, higher occupancy and an increase in management fees. The increase in apartment operations expense was primarily attributable to completed apartment construction. Property operations expenses are expected to increase in 2006, as a result of completed apartment construction.

Restaurant sales and cost of sales increased to $9.3 million and $6.9 million, respectively, in the three months ended March 31, 2006 from $8.6 million and $6.8 million, respectively, in the three months ended March 31, 2005. The increase was primarily attributable to an increase in same-store sales.

Depreciation and Amortization (dollars in thousands)
	For the Three Months Ended March 31,
	2006	2005
Commercial	$3,013	$2,542
Apartments	2,520	2,016
Hotels	851	696
Restaurants	332	302
Other	10	16
	$6,726	$5,572

The increase in commercial depreciation expense is primarily due to the purchase of three office buildings in 2005. The increase in apartment depreciation expense is primarily attributable to completed construction.

General and administrative expenses increased to $3.8 million in the three months ended March 31, 2006, from $2.7 million in 2005. The changes were primarily attributable to increases in advisor costs reimbursements.

Advisory fees of $3.1 million in the three months ended March 31, 2006, approximated the $2.9 million in 2005.

Interest income from notes receivable of $1.2 million in the three months ended March 31, 2006, approximated the $1.6 million in 2005.

Gain on foreign currency transaction was $2,000 in the three months ended March 31, 2006. ARI recognized zero gain on foreign currency transaction for the same period in 2005. Hotel Akademia’s long-term debt is denominated in euros, and the impact of the translation of Euros into Zlotys prior to translation into US dollars is recorded as a gain or loss in the Consolidated Statements of Operations.

Mortgage and Loan Interest Expense (dollars in thousands)
	For the Three Months Ended March 31,
	2006	2005
Commercial	$3,825	$2,918
Apartments	7,994	6,408
Hotels	1,248	1,546
Land	4,227	2,875
Restaurants	327	348
Other	1,083	1,095
	$18,704	$15,190

The increase in commercial interest expense was primarily attributed to increased mortgage interest rates. The increase in apartment interest expense was primarily attributable to completed apartment construction. The increase in land interest expense was primarily attributable to increased principal balances payable on land mortgages.

Net income fee to affiliate for the three months ended March 31, 2006 was zero. Net income in the three months ended March 31, 2005 was $1.5 million. The net income fee payable to ARI’s advisor is 10% of the year-to-date net income, in excess of a 10% return on shareholders’ equity.

Minority interest decreased to $(830,000) in the three months ended March 31, 2006, from $921,000 in 2005. The changes are primarily attributable to net losses of non-wholly-owned consolidated entities.

Equity in income (loss) of investees improved to $175,000 in the three months ended March 31, 2006, from $60,000 in 2005. IORI recognized income of $594,000 for the three months ended March 31, 2006, compared to income of $239,000 in 2005.

Income from discontinued operations decreased to a loss of $898,000 from income of $10.4 million for the three months ended March 31, 2006 and 2005, respectively. The net income relates to 18 properties that ARI sold during 2005 and 7 properties that ARI sold or held-for-sale in 2006. The following table summarizes revenue and expense information for the properties sold and held-for-sale (dollars in thousands).

	For the Three Months Ended March 31,
	2006	2005
Revenue:
Rental	$2,545	$6,258
Property operations	1,990	4,569
	555	1,689
Expenses:
Interest	1,261	2,016
Depreciation	192	289
	1,453	2,305

Income (loss) from discontinued operations	(898)	(616)

Gain on sale of real estate	—	10,987
Write-down of assets held-for-sale	—	—

Income from discontinued operations	$(898)	$10,371

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes in the first three months of 2006 and a loss, after the use of net operating loss carryforwards, in the first three months of 2005; therefore, it recorded no provision for income taxes.

At March 31, 2006, ARI had a net deferred tax asset of $100.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100%

Environmental Matters

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2006, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$219,120	8.07%	$2,192
Total decrease in ARI’s annual net income			$2,192
Per share			$0.22

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

There have been no changes in ARI’s internal controls over financial reporting during the quarter ending March 31, 2006, that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
January 2006	–	$–	–	129,493
February 2006	–	–	–	129,493
March 2006	–	–	–	129,493
Total	–	$–	–
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

AMERICAN REALTY INVESTORS, INC.

Date:	May 15, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2006

Exhibit Number	Description of Exhibits

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith