Form 10-Q
period 2006-06-30
AMERICAN REALTY INVESTORS INC
filed 2006-08-14
CIK 1102238

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,895,972
(Class)	(Outstanding at June 30, 2006)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

FOR THE QUARTER ENDING JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate held for investment	$1,090,273	$1,025,661
Less—accumulated depreciation	(165,934)	(153,597)

	924,339	872,064

Real estate held for sale	137,996	172,303
Real estate subject to sales contract	66,827	68,738

Notes and interest receivable
Performing ($29,702 in 2006 and $44,500 in 2005 from affiliates)	48,256	70,894
Non-performing	12,280	11,546

	60,536	82,440
Less—allowance for estimated losses	(1,000)	(1,000)

	59,536	81,440

Restaurant equipment	14,226	13,911
Less—accumulated depreciation	(8,137)	(7,528)

	6,089	6,383

Marketable securities, at market value	8,309	7,446
Cash and cash equivalents	16,383	13,904
Investments in equity investees	13,788	13,521
Goodwill	11,858	11,858
Other intangibles, net of accumulated amortization ($1,300 in 2006 and $926 in 2005)	1,422	1,449
Other assets (including $51,066 in 2006 and $30,441 in 2005 due from affiliate)	111,231	96,689

	$1,357,778	$1,345,795

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable ($8,389 in 2006 and $44,848 in 2005 to affiliates)	$840,214	$810,118
Interest payable ($549 in 2006 and $682 in 2005 to affiliates)	7,598	7,826
Liabilities related to assets held-for-sale	129,097	144,555
Liabilities subject to sales contract	58,347	59,323
Stock-secured notes payable	22,452	22,549
Accounts payable and other liabilities ($5,839 in 2006 and $4,667 in 2005 to affiliates)	90,444	93,842

	1,148,152	1,138,213
Commitments and contingencies

Minority interest	69,105	59,185

Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding
Series A Cumulative Convertible Preferred Stock, 3,390,913 shares in 2006 and 2005 (liquidation preference $33,909), including 900,000 shares in 2006 and 2005 held by subsidiaries	4,982	4,982
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares	114	114
Treasury stock, at cost	(15,146)	(15,146)
Additional paid-in capital	93,389	93,389
Retained earnings	56,259	64,805
Accumulated other comprehensive income	923	253

	140,521	148,397

	$1,357,778	$1,345,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Property revenue:
Rental and other property revenues ($517 in 2006 and $363 in 2005 from affiliates)	$46,461	$42,247	$92,328	$82,371
Restaurant sales	9,388	9,413	18,737	18,033

Total operating revenues	55,849	51,660	111,065	100,404

Expenses:
Property operating expenses ($3,976 in 2006 and $3,306 in 2005 to affiliates)	31,157	29,516	60,827	57,842
Restaurant cost of sales	6,890	7,140	13,805	13,894
Depreciation and amortization	6,891	5,922	13,617	11,696
General and administrative ($2,550 in 2006 and $2,284 in 2005 to affiliates)	4,130	4,915	8,022	7,666
Advisory fee to affiliate	3,229	2,732	6,310	5,639

Total operating expenses	52,297	50,225	102,581	96,737

Operating income (loss)	3,552	1,435	8,484	3,667

Other income (expense):
Interest income from notes receivable ($828 in 2006 and $1,685 in 2005 from affiliates)	2,092	1,227	3,238	2,803
Gain on foreign currency transaction	2	228	4	228
Other income ($2,085 in 2006 and $1,685 in 2005 from affiliate)	311	885	2,013	1,006
Mortgage and loan interest ($232 in 2006 and $1,107 in 2005 to affiliates)	(20,195)	(15,392)	(38,899)	(31,211)
Net income fee to affiliate	—	658	—	(819)
Litigation settlement	1,804	—	1,804	—

Total other expense	(15,986)	(12,394)	(31,840)	(27,993)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(12,434)	(10,959)	(23,356)	(24,326)

Gain on land sales	10,668	4,913	13,408	29,091
Minority interest	(798)	174	32	(746)
Equity in income (loss) of investees	86	152	261	212

Income (loss) from continuing operations	(2,478)	(5,720)	(9,655)	4,231

Income (loss) from discontinued operations	3,252	3,002	2,354	13,731

Net income (loss)	774	(2,718)	(7,301)	17,962
Preferred dividend requirement	(631)	(649)	(1,245)	(1,299)

Net income (loss) applicable to Common shares	$143	$(3,367)	$(8,546)	$16,663

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

(Unaudited)

(dollars in thousands, except per share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Income (loss) from continuing operations	$(0.31)	$(0.63)	$(1.07)	$0.29
Income from discontinued operations	0.32	0.30	0.23	1.35

Net income (loss) applicable to common shares	$0.01	$(0.33)	$(0.84)	$1.64

Diluted earnings per share:
Income (loss) from continuing operations	$(0.31)	$(0.63)	$(1.07)	$0.22
Income from discontinued operations	0.32	0.30	0.23	1.04

Net income (loss) applicable to common shares	$0.01	$(0.33)	$(0.84)	$1.26

Weighted average common shares used in computing earnings per share:
Basic	10,149,000	10,149,000	10,149,000	10,149,000
Diluted	13,106,924	12,907,309	13,215,097	13,161,501

Series A Cumulative Convertible Preferred Stock (3,390,913 shares of Preferred Stock convertible into common stock estimated to be 2,957,000 common shares) and options to purchase 70,750 shares of ARI’s common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006, and for the three months ended June 30, 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006

(Unaudited)

(dollars in thousands)

	Preferred Stock		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Stock	Capital
Balance, January 1, 2006	3,390,913	$4,982	11,592,272	$114	$(15,146)	$93,389	$64,805	$253	$148,397

Comprehensive income:
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(194)	(194)

Unrealized gain on marketable securities	—	—	—	—	—	—	—	864	864

Net income (loss)	—	—	—	—	—	—	(7,301)	—	(7,301)

Series C Cumulative Convertible Preferred Stock cash dividends ($7.00 per share per year)	—	—	—	—	—	—	(1,245)	—	(1,245)

Balance, June 30, 2006	3,390,913	$4,982	11,592,272	$114	$(15,146)	$93,389	$56,259	$923	$140,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(9,655)	$4,231
Adjustments to reconcile net income to net cash used in operating activities Gain on sale of land and real estate	(13,408)	(29,091)
Depreciation and amortization	13,617	11,696
Amortization of deferred borrowing costs	970	3,787
Equity in (income) loss of investees	261	(212)
Unrealized (gain) loss on foreign currency translation	(4)	(228)
(Increase) decrease in accrued interest receivable	(1,932)	1,479
(Increase) decrease in other assets	(2,874)	932
Increase (decrease) in accrued interest payable	(1,403)	(2,303)
Increase (decrease) in minority interest	(3,719)	18
Increase (decrease) in other liabilities	(5,790)	(2,691)

Net cash used in operating activities	(23,937)	(12,382)

Cash Flows From Investing Activities:
Collections on notes receivable	14,831	3,740
Proceeds from sale of notes receivable	6,749	27,242
Proceeds from sale of restaurant equipment	—	278
Funding of notes receivable	(2,211)	(2,048)
Acquisition of real estate	(46,855)	(23,633)
Investment in real estate entities	—	(475)
Real estate improvements	(9,942)	(26,547)
Restaurant equipment purchased	(315)	(476)
Proceeds from sale of real estate	16,342	53,117
Earnest money/escrow deposits	(988)	(4,345)
Distribution from equity investees	—	313

Net cash provided by (used in) investing activities	(22,389)	27,166

Cash Flows From Financing Activities:
Proceeds from notes payable	89,623	61,596
Payments on notes payable	(40,179)	(76,108)
Deferred borrowing costs	(2,499)	(2,470)
Net advances from (payments to) affiliates	—	(24,288)
Margin borrowings (payments), net	—	3,962
Repurchase of preferred stock	—	(1)
Preferred dividends paid	(321)	(398)

Net cash (used in) provided by financing activities	46,624	(37,707)

Discontinued Operations:
Cash used in operating activities	(1,263)	(1,106)
Cash provided by investing activities	3,444	14,314

Net cash provided (used) by discontinued operations	2,181	13,208

Net increase (decrease) in cash and cash equivalents	2,479	(9,715)

Cash and cash equivalents, beginning of period	13,904	22,401

Cash and cash equivalents, end of period	$16,383	$12,686

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(Unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$32,260	$32,350

Schedule of Non-Cash Investing and Financing Activities:
Notes payable assumed from buyer upon sale of real estate	$42,156	$6,991
Increase in minority interest related to acquisition of real estate	14,835	—
Notes receivable from sale of real estate	—	27,242
Acquisition of real estate to satisfy note receivable	—	5,497
Note payable assumed by affiliate	4,000	700
Unrealized foreign currency translation gain (loss)	(194)	—
Unrealized gain (loss) on marketable securities	864	—
Purchase of subsidiary from affiliate	—	4,101

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of American Realty Investors, Inc. (“ARI”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of ARI’s consolidated financial position, consolidated results of operations and consolidated cash flows have been included. Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2005. Certain balances for 2005 have been reclassified to conform to the 2006 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI.

Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information on the basis of consolidation and accounting policies, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

At December 31, 2005 and June 30, 2006, ARI subsidiaries owned 82.2 percent of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At June 30, 2006, ARI and TCI have the same advisor Prime Income Asset Management, LLC, (“Prime”) and Board of Directors.

At December 31, 2005 and June 30, 2006, ARI subsidiaries owned 20.4 percent of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9 percent of IORI shares. Two directors of ARI also serve as directors of IORI.

Adoption of New Accounting Standards

SFAS 123-R. Effective January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123-R using the modified prospective method. SFAS No. 123-R must be applied not only to newly awarded stock options but also to previously awarded stock options that were not fully vested on the Effective Date. All of TCI’s stock option grants were fully vested as of the Effective Date. Furthermore, TCI had no outstanding stock option grants that were modified or settled after the Effective Date; therefore, TCI will recognize no additional compensation costs for previously awarded stock option grants. In December 2005, the Company’s Board of Directors terminated all stock option plans and has no intent at the present to reinstate any stock option programs.

EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 was effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance is effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities , or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

EITF 06-3. At its June 2006 meeting, the EITF ratified the consensus regarding Issue No. 06-3 (EITF 06-3), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. The scope of EITF 06-3 includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and certain excise taxes. The consensus indicates that gross vs. net income statement classification of those taxes within its scope is an accounting policy decision. In addition, for taxes within its scope, the consensus requires the following disclosures: the accounting policy elected for these taxes and the amounts of the taxes reflected gross (as revenue) in the income statement on an interim and annual basis. We do not believe there will be an impact to our financial condition or results of operations from the adoption of EITF 06-3.

FIN 48. On July 13, 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, and are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact, if any, to our financial condition and results of operations from the adoption of FIN 48.

NOTE 2. REAL ESTATE

In 2006, ARI purchased the following properties:

Property	Location	Sq. Ft./Acres	Purchase Price		Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$25,569		$—	$25,569	8.75	%(1)	03/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	02/08
Woodmont Fairway Office	Dallas, TX	5.8 Acres	3,833		1,014	3,000	8.25	(1)	01/07
Woodmont Merit Drive	Dallas, TX	9.2 Acres	4,560		1,868	2,964	8.00		03/07

Apartments
Anderson Estates Apts	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	04/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	07/22
Leflore Estates / Curtis Moore Apartments	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		02/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		01/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		02/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	02/19

Second Quarter
Land
Forney Land	Forney, TX	34.8 Acres	3,945		3,926	—	—		—
Parc at Clarksville	Clarksville, TN	10.4 Acres	541		—	547	8.00		08/06
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050		949	—	—		—
Waco 42	Waco, TX	42.8 Acres	531		112	398	8.00		05/09

(1)	Variable interest rate.
(2)	Purchased from ARI; purchase price is equal to ARI’s cost.
(3)	Net of minority interest and other liabilities assumed.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2005, ARI purchased the following properties:

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Katrina(1)	Palm Desert, CA	23.0 Acres	$4,184	$—	$—	—%		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—	—		—
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500	7.00		07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—	—		—
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—	—		—

Second Quarter
Land
Alliance Airport	Tarrant County, TX	12.7 Acres	850	892	—	—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—	—		—
Mason Goodrich(1)	Houston, TX	13.0 Acres	1,360	—	—	—		—
Southwood(5)	Tallahassee, FL	12.9 Acres	525	555	—	—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—	—		—

Apartments
Mission Oaks (4)	San Antonio, TX	228 Units	573	573	—	5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817	5.65		09/46

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500	7.50	(3)

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View land parcels.
(3)	Variable rate.
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased at 50% interest in this land tract.
(6)	Purchased at 37.5% interest in this land tract.

In 2006, ARI sold the following properties:

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,207	$—	$1,831
Vineyards II	Grapevine, TX	1.5 Acres	1,272	429	745	578

Second Quarter
Land
Elm Fork	Carrollton, TX	27.6 Acres	3,500	(827)	2,800	1,596
Elm Fork	Carrollton, TX	8.5 Acres	1,674	(755)	1,135	1,030
McKinney Ranch Land	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,389
McKinney Ranch Land	McKinney, TX	44.5 Acres	10,289	10,031	—	5,301
Nashville	Nashville, TN	2.4 Acres	462	—	429	323
Nashville	Nashville, TN	16.4 Acres	2,512	—	2,416	1,700
Stagliano	Farmers Branch, TX	3.1 Acres	1,373	187	—	715

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Apartments
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Willo-Wick Apartments	Pensacola, FL	152 Units	6,500	2,806	2,827	2,860

In 2005, ARI sold the following properties:

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain on Sale
First Quarter
Land
Granbury Station	Ft. Worth, TX	15.7 Acres	$1,003	$265	$738	(1)	$10
Katrina	Palm Desert, CA	9.9 Acres	2,616	574	—		1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591	—		1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—		619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340	—		818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455	—		1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)	5,100		9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—		2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601		5,630
Nashville	Nashville, TN	1.2 Acres	304	236	—		226
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914		440

Apartments
Longwood	Long Beach, MS	200 Units	6,456	9	6,253	(1)	56

Office Buildings
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843	7,792	(1)	10,603

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—		329

Second Quarter
Land
Lemmon Carlisle/ Alamo Springs	Dallas, TX	2.8 Acres	7,674	5,627	1,744		2,729
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)	4,096		2,185

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 sq. ft.	12,000	4,366	6,506		2,781
Bay Plaza	Tampa, FL	75,780 sq. ft.	4,681	3,253	951		1,212
Bay Plaza II	Tampa, FL	78,882 sq. ft.	4,719	1,114	3,271		132

(1)	Debt assumed by purchaser.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2006, ARI had the following apartment properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Laguna Vista	Farmers Branch, TX	206 Units	$9,376	$11,729	$17,741
Legends of El Paso	El Paso, TX	240 Units	6,318	11,766	16,040
Mission Oaks	San Antonio, TX	228 Units	14,236	3,234	15,636
Parc at Maumelle	Maumelle, AR	240 Units	12,456	6,242	16,829
Parc at Metro Center	Nashville, TN	144 Units	4,022	8,593	11,141
Parc at Rogers	Rogers, AR	152 Units	801	23,391	20,825

NOTE 3. NOTES AND INTEREST RECEIVABLE

In February 2005, ARI sold a 9.9 acre tract of its Katrina land parcel for $2.6 million, receiving $574,000 after payment of closing costs and providing purchase money financing of $2.0 million. The loan bore interest at 8.0 percent, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.0 million, receiving $2.0 million in cash after payment of closing costs.

In February 2005, ARI sold a 13.6 acre tract of its Katrina land parcel for $3.7 million, receiving $591,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan bore interest at 8.0 percent, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.8 million, receiving $2.8 million in cash after payment of closing costs.

In February 2005, ARI sold a 6.5 acre tract of its Katrina land parcel for $1.7 million, receiving $340,000 after payment of closing costs and providing purchase money financing of $1.3 million. The loan bore interest at 8.0 percent, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.3 million, receiving $1.3 million in cash after payment of closing costs.

In February 2005, ARI sold a 7.4 acre tract of its Katrina land parcel for $2.0 million, receiving $455,000 after payment of closing costs and providing purchase money financing of $1.5 million. The loan bore interest at 8.0 percent, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.5 million, receiving $1.5 million in cash after payment of closing costs.

In February 2005, ARI sold an 81.2 acre tract of its Katrina land parcel for $19.9 million, paying $814,000 after payment of debt and closing costs and providing purchase money financing of $14.9 million. The loan bore interest at 8.0 percent, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $14.9 million, receiving $14.9 million in cash after payment of closing costs.

In March 2005, ARI sold a 24.8 acre tract of its Katrina land parcel for $6.4 million, receiving $1.0 million after payment of closing costs and providing purchase money financing of $4.8 million. The loan bore interest at 8.0 percent, required quarterly payments of interest, and matured in March 2007. In March 2005, ARI sold the loan for $4.8 million, receiving $4.8 million in cash after payment of closing costs.

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0 percent per annum, requires monthly payments of accrued interest and matured in March 2006. All principal and accrued but unpaid interest is due at maturity. Through March 2006, $117,000 in principal has been collected. In March 2006, the purchaser extended the note to March 2007 by paying a 1 percent extension fee and making a 10 percent principal reduction.

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note bore interest at 7.0 percent per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0 percent of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5 percent of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note was unsecured, bore interest at 8.5 percent per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0 percent of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5 percent of the outstanding principal balance. Both loans were extended to October 2005 with the payment to ARI of a 2.0 percent extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by membership interests in the borrower and a second lien on 1,092 acres of undeveloped land. The secured note bears interest at 10 percent, requires semi-annual interest payments, and matures in March 2008. In September 2005 the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, ARI had advanced $3.2 million to the borrower. ARI also guaranteed an $18 million bank loan for the borrower which is secured by a first lien on the 1,092 acres of undeveloped land. In June 2005, ARI purchased the subsidiary of a related party for $4.1 million that holds two notes receivable from this third party totaling $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interests in the borrowers. The secured notes bear interest at 12.0 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity, both loan balances were paid under the advance referred to at the beginning of this paragraph. In March 2006, ARI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, ARI secured a development loan of $31.2 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime + 1 percent. As of June 30, 2006, $20.0 million was outstanding on the development loan. The Company intends to develop the land for sale to single-family residential builders.

In December 2005, ARI sold 27.2 acres and 3.73 acres to a third party for $10.1 million and $1.4 million, and provided $7.6 million and $1.0 million of seller financing, respectively. Both notes bear interest at 8.0 percent per annum, require monthly interest only payments, and mature in December 2008. In January 2006, ARI sold both notes to a financial institution for full face value less closing costs, plus accrued interest. The financial institution has a Put Option that would require ARI to purchase both notes back under the following conditions: (1) failure to construct agreed upon roads on the property by December 2006; (2) there occurs any event of default by the buyer; (3) certain escrow deposits for the road completion are not sufficient to cover the cost of the road construction; (4) any amendment, modification or assignment of certain development and escrow agreements between ARI and the buyer; and (5) failure of ARI to deliver certain documents to the financial institution within a timely manner. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1 percent non-controlling general partner interest and a 4 percent limited partner interest. ARI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through March 31, 2006, ARI has funded $1.7 million of these obligations, and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0 percent per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In March 2002, ARI sold the 174,513 Sq. Ft. Hartford Office Building in Dallas, Texas, for $4.0 million, providing $4.0 million in seller financing as well as an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5 percent per annum, requires monthly interest only payments and matures in March 2007. As of June 2006, ARI has funded $896,000 of the $1.4 million line of credit. ARI determined during the third quarter of 2005 that it would classify this note as non-performing due to the lack of debt payments received and the probability that no debt payments would be received in the future. Effective for the quarter ended September 30, 2005, ARI no longer accrues interest on this note. The loan is not considered impaired due to management’s opinion that the fair value of the collateral is sufficient to cover the current loan balance and accrued interest at June 2006.

In July 2002, ARI entered into an agreement to fund up to $300,000 under a revolving line of credit secured by 100 percent interest in a partnership of the borrower. The line of credit bears interest at 12.0 percent per annum, requires monthly interest only payments, and matured in June 2005. This loan was extended to June 2006 in the second quarter of 2005 and was subsequently modified in the fourth quarter of 2005. This second modification extends the loan maturity to October 2007 and limits any advances under the line of credit to $25,000 per month. As of March 2006, the borrower had $211,000 of available credit under the credit limit.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt pay down and providing purchase money financing of $5.6 million. The note bears interest at 8.0 percent per annum and matures three years after the recording of the Deed of Trust. Interest was to begin accruing after improvements to the site were completed by ARI. The costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. By 2005 a portion of the improvements had been completed and the remaining accrual is $1.2 million at June 30, 2006. At March 2006, negotiations with the buyer to settle the obligations were underway. The remaining improvements were not expected to be completed before the settlement. In April 2006 a proposal was made to a bank to sell the note at a discount, but still in excess of the note receivable balance less accrued development costs. The proposed bank note will be guaranteed by ARI and other related parties. The note is classified as non-performing at June 30, 2006.

In December 2002, ARI sold a 238.0 acre tract of its Desert Wells land parcel for $23.8 million, receiving $321,000 after payment of closing costs and debt paydown and providing purchase money financing of $21.4 million. The first lien financing of $17.8 million bore interest at 8.0 percent per annum, matured in December 2004, and required payments beginning in March 2003. In March 2003, the note was sold to an unrelated party for $17.1 million plus accrued and unpaid interest. The buyer of the note has limited recourse against a 53 acre parcel of ARI’s Katrina land, in event of default by the borrower. ARI recognized a previously deferred gain of $15.0 million upon completion of the sale of the note. The second lien financing of $3.6 million bore interest at 8.0 percent per annum and matured on June 30, 2003. All principal and interest were due at maturity. In February 2005, the note was exchanged for 23.0 acres of land in Palm Desert, California. See NOTE 2. “REAL ESTATE.”

Related Parties. In March 2004, ARI sold a K-Mart in Cary, North Carolina to Basic Capital Management, Inc. (“BCM”) for $3.2 million, including the assumption of debt. ARI also provided $1.5 million of the purchase price as seller financing. The unsecured note bears interest at 2.0 percent over the prime rate, currently 9.0 percent and matures in April 2008.

In March 2004, ARI sold the Texstar Warehouse in Arlington, Texas to BCM for $2.4 million, including the assumption of debt. ARI also provided $1.3 million of the purchase price as seller financing. The unsecured note bears interest at 2.0 percent over the prime rate, currently 9.0 percent and matures in April 2008.

In October 2003, IORI sold the One Hickory office building in Farmers Branch, Texas with 202 acres of undeveloped land also located in Farmers Branch to an affiliate of ARI, as “replacement” property to accommodate a tax-deferred exchange for the ARI affiliate, for a total sales price of $37.2 million. IORI financed $36.1 million of the sales price with a note bearing interest at the rate of 5.49 percent per annum and maturing in June 2006. The $37.2 million sales price approximated IORI’s initial cost of acquiring the properties. Before the ARI affiliate was effectively dissolved in May 2006, the ARI affiliate sold One Hickory and the undeveloped land back to IORI for $37.2 million, effectively discharging IORI’s $36.1 million note receivable from ARI. The ARI affiliate paid interest to IORI monthly.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

ARI’s investment in real estate entities at June 30, 2006, was as follows:

Investee	Percentage of ARI’s Ownership	Carrying Value of Investment	Market Value of Investment
IORI	24.9%	$6,345	$7,260
Garden Centura, L.P.	5.0%	6,098	—

Other		1,345	$7,260

		$13,788

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Set forth below are summarized results of operations of IORI and Garden Centura for the six months ended June 30, 2006 and 2005:

	2006	2005
Revenues	$66,802	$83,768
Equity in loss of partnership	81	(28)
Property operating expenses	(52,499)	(49,903)
Depreciation	(5,341)	(4,209)
Interest	(16,474)	(14,223)

Income before gain on sale of real estate	(7,431)	15,405
Gain on sale of real estate	4,314	72

Net income	$(3,117)	$15,477

ARI’s share of equity investees’ income before gains on the sale of discontinued operations was $175,000 for the six months ended June 30, 2006. ARI did not recognize any gain on equity investees’ sale of real estate for the six months ended June 30, 2006.

ARI’s cash flow from IORI is dependent on IORI making distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

ARI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2 percent ownership interest. This investment is considered an available-for-sale security. Due to increase in market price, ARI recognized an unrealized gain of $490,000 and $869,000 for the three and six month period ending June 30, 2006, respectively.

NOTE 6. NOTES PAYABLE

In July 2005, ARI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0 percent, which is currently 8.0 percent, requires interest only payments, and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. The current amount available for use under the line of credit is $2.5 million.

In February 2005, ARI received a loan in the amount of $5.0 million. The note bears interest at 8.0 percent per annum, requires semi-annual interest payments, and matures in July 2006. The loan is collateralized by certain partnership interests that hold apartments owned by ARI. Anytime before maturity, the lender has the option to convert the outstanding loan balance into general and limited partnership units in each of the partnerships, subject to HUD approval.

In 2006, ARI refinanced the following properties:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred		Debt Discharged	Net Cash Received		Interest Rate		Maturity Date
First Quarter
Land
Nashville	Nashville, TN	100.9 Acres	$2,500		$—	$2,500	(2)	12.50%		05/06
Palmer Lane	Austin, TX	367.4 Acres	14,000		14,300	(893)		8.50	(1)	08/07
Pioneer Crossing	Austin, TX	235.0 Acres	11,750	(3)	4,000	—		12.50		04/07
West End	Dallas, TX	5.3 Acres	9,000		2,000	6,079		8.00	(1)	03/07

Apartments
Hunters Glen	Midland, TX	212 Units	2,475		1,804	421		7.23	(1)	02/09

Second Quarter
Land
Nashville Land	Nashville, TN	82.2 Acres	6,500		2,776	3,561		7.50		07/08

Office Buildings
University Square	Anchorage, AK	20,215 Sq. Ft.	1,360		1,079	257		8.25		05/16

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate	Maturity Date
Shopping Centers
Cross County Mall	Mattoon, IL	307,266 Sq. Ft.	9,500	4,399	4,773	7.18	07/11

(1)	Variable rate.
(2)	Cash received by affiliate, increasing ARI’s affiliate receivable.
(3)	Various affiliate notes extended and collateralized by ARI, increasing ARI affiliate receivable.

In 2005, ARI refinanced the following properties:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Land
Nashville	Nashville, TN	109.6 Acres	$7,000	$—	$6,341	7.50%		02/07

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

(1)	Variable rate.

NOTE 7. STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0 percent of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 9.5 percent to 24.0 percent per annum. Stock-secured notes payable and margin borrowings totaled $22.5 million at June 30, 2006 and $22.5 million at December 31, 2005.

Sunset Management LLC. At June 30, 2006 and December 31, 2005, ARI’s stock-secured notes payable include $5.0 million payable to Sunset Management LLC. On May 16, 2005, the United States District Court for the Northern District of Texas, Dallas Division, entered its Memorandum Opinion and Order and Judgment dismissing a purported stockholders’ derivative action filed October 5, 2004, by Sunset Management LLC against a number of entities, including the Company, as Case No. 3:04-CV-02162-B styled Sunset Management LLC, derivatively on behalf of Transcontinental Realty Investors, Inc. v. American Realty Investors, Inc., et al. The Court’s Judgment granted a Motion to Dismiss filed by the Defendants, including the Company, and ordered that Plaintiff Sunset Management LLC take nothing by its suit. No appeal was timely filed, and the dismissal of the action is now final. The Sunset Complaint in this case contained many of the same allegations raised by Sunset Management LLC in four other cases which, as rulings have occurred, have resulted in a denial of Sunset Management LLC’s requested relief. The dismissed action was the fifth in a continuing series of actions involving Sunset Management LLC, certain subsidiaries of the Company and TCI resulting from a loan in September 2001 to BCM and three subsidiaries of the Company in the original amount of $30 million ($19.5 million of which bore interest at 24 percent per annum, while the remaining $10.5 million of which bore interest at 20 percent). In September 2002, $15 million in principal was repaid leaving a $15 million aggregate balance, which Sunset Management LLC orally agreed to extend the maturity date and accept substitute collateral, an arrangement which Sunset Management LLC did not honor, resulting in the original litigation filed in Texas State Court during October 2002 as Cause No. 02-09433-I in the 162nd Judicial District Court of Dallas County, Texas, originally styled American Realty Trust, Inc., ART Williamsburg, Inc., Basic Capital Management, Inc. and EQK Holdings, Inc. v. Sunset Management LLC (the “Texas Litigation”). The Texas Litigation alleged breach of contract,

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset Management LLC and sought certain declaratory relief against Sunset Management LLC, as well as temporary and permanent anti-suit injunctions against Sunset Management LLC. The Texas Litigation has been removed to the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, as Adversary Proceeding No. 03-04256 styled American Realty Trust, Inc., et al. v. Sunset Management LLC, et al. This Adversary Proceeding is associated with the case styled In Re: ART Williamsburg, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Case No. 4:03-43909-BTR-11, filed August 22, 2003.

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

The Company, American Realty Trust, Inc. (“ART”), and a subsidiary of ART are also three of four plaintiffs in an action filed July 19, 2006 against Sunset Management LLC and John Baldwin in the case styled American Realty Trust, Inc., et al. v. Sunset Management LLC and John Baldwin now pending in the United States District Court for the Eastern District of Texas, Tyler Division, as Case No. 6:06CV315. In this case, plaintiffs seek actual and exemplary damages against Sunset Management LLC and John Baldwin individually for alleged violations of federal and state securities laws and rules promulgated thereunder, including an unlawful and concealed plan to use a late fee provision in a note to obtain title to securities by manufacturing a default and purporting to foreclose on certain securities as a scheme, artifice and device to defraud the plaintiffs, and the filing by Sunset Management LLC of a false and misleading Schedule 13D with the Securities and Exchange Commission.

Other stock-secured notes payable. In September 2003, ARI obtained a security loan in the amount of $13.5 million from a financial institution. The loan bears interest at 12.0 percent over the 30-day LIBOR rate, currently 16.8 percent requires monthly payments of interest only and matured in September 2004. The loan is secured by 1,656,537 shares of TCI common stock and 250,000 shares of IORI common stock held by TCI. In September 2004, the maturity date was extended to December 2004. In December 2004, the maturity date was extended to March 2005. In March 2005, the maturity date was extended to March 2006. In March 2006, the maturity date was extended to March 2007.

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

Cash advances either to or from ARI, through its advisor, Prime Income Asset Management LLC (“Prime”) are unsecured, generally do not have specific repayment terms and have been reflected in ARI’s financial statements as other assets or other liabilities. Effective July 1, 2005, ARI and Prime agreed to charge interest on the outstanding balance of funds advanced to or from ARI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1 percent on the average daily cash balances advanced.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of June 30, 2006.

PRIME
Balance, December 31, 2005	$29,702
Cash transfers to affiliates	107,650
Cash transfers from affiliates	(98,659)
Advances through receipt of financing proceeds	10,250
Construction fees payable to affiliate	(2,518)

Balance, June 30, 2006	$46,425

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2006, ARI’s other assets include $1.2 million due from affiliates for rent and interest. Also at June 30, 2006, ARI owed $711,000 million to Regis Property Management for management fees and sales commissions.

Returns on Metra Properties. In April 2002, ARI, TCI, and IORI sold 28 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67 percent of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continued to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships stated that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15 percent cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50 percent of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners had priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, a cessation of any preferential return, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, ARI recognized expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005.

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

Presented below are ARI’s reportable segments’ operating income for the three and six months ended June 30, 2006 and 2005, and segment assets at June 30, 2006 and 2005.

For the Three Months Ended June 30, 2006	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$13,236	$23,005	$9,812	$185	$9,388	$223	$55,849
Operating expenses	8,771	13,493	7,111	1,784	6,872	16	38,047
Depreciation	2,999	2,866	688	—	335	3	6,891
Mortgage and loan interest	3,731	8,798	984	4,873	319	1,490	20,195
Interest income	—	—	—	—	—	2,092	2,092
Gain on sales	—	—	—	10,668	—	—	10,668

Segment operating income (loss)	$(2,265)	$(2,152)	$1,029	$4,196	$1,862	$806	$3,476

Capital expenditures	$4,056	$2,413	$99	$1,655	$342	$—	$8,565
Assets	224,741	535,074	123,940	245,418	19,299	63,212	1,211,684

Property Sales:
Sales price	$—	$—	$—	$60,351	$—	$—	$60,351
Cost of sale	—	—	—	46,347	—	—	46,347
Deferred current gain	—	—	—	3,336	—	—	3,336
Recognized prior deferred gain	—	—	—	—	—	—	—

Gain on sale	$—	$—	$—	$10,668	$—	$—	$10,668

For the Three Months Ended June 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$10,115	$21,011	$10,941	$157	$9,413	$23	$51,660
Operating expenses	7,462	13,400	7,271	1,355	7,140	28	36,656
Depreciation	2,622	2,294	693	—	317	(4)	5,922
Mortgage and loan interest	2,926	7,801	1,187	2,094	342	1,042	15,392
Interest income	—	—	—	—	—	1,227	1,227

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Three Months Ended June 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Gain on sales	—	—	—	4,913	—	—	4,913

Segment operating income (loss)	$(2,895)	$(2,484)	$1,790	$1,621	$1,614	$184	$(170)

Capital expenditures	$695	$8,011	$142	$1,356	$411	$—	$10,615
Assets	167,669	502,063	81,905	215,898	20,135	71,610	1,059,280

For the Three Months Ended June 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Property Sales:
Sales price	$—	$—	$—	$11,965	$—	$—	$11,965
Cost of sale	—	—	—	7,052	—	—	7,052
Deferred current gain	—	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—	—

Gain on sale	$—	$—	$—	$4,913	$—	$—	$4,913

For the Six Months Ended June 30, 2006	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$29,047	$44,850	$17,604	$350	$18,736	$478	$111,065
Operating expenses	17,669	26,972	13,698	2,617	13,786	(110)	74,632
Depreciation	5,590	5,817	1,538	—	667	5	13,617
Mortgage and loan interest	8,305	16,044	2,232	9,100	645	2,573	38,899
Interest income	—	—	—	—	—	3,238	3,238
Gain on sales	—	—	—	13,408	—	—	13,408

Segment operating income (loss)	$(2,517)	$(3,983)	$136	$2,041	$3,638	$1,248	$563

Capital expenditures	$6,209	$4,159	$349	$2,000	$411	$—	$13,128
Assets	155,110	551,882	78,359	330,601	19,299	63,212	1,198,463

Property Sales:
Sales price	$—	$—	$—	$65,462	$—	$—	$65,462
Cost of sale	—	—	—	50,549	—	—	50,549
Deferred current gain	—	—	—	3,336	—	—	3,336
Recognized prior deferred gain	—	—	—	1,831	—	—	1,831

Gain on sale	$—	$—	$—	$13,408	$—	$—	$13,408

For the Six Months Ended June 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$22,529	$40,913	$18,540	$355	$18,033	$34	$100,404
Operating expenses	14,518	25,994	14,063	3,254	13,894	13	71,736
Depreciation	5,219	4,466	1,389	—	620	2	11,696
Mortgage and loan interest	5,714	14,680	2,808	5,181	690	2,138	31,211
Interest income	—	—	—	—	—	2,803	2,803
Gain on sales	—	—	—	29,091	—	—	29,091

Segment operating income (loss)	$(2,922)	$(4,227)	$280	$21,011	$2,829	$684	$17,655

Capital expenditures	$2,911	$21,832	$265	$1,539	$476	$—	$27,023
Assets	167,669	502,063	81,905	215,898	20,135	71,610	1,059,280

Property Sales:
Sales price	$—	$—	$—	$64,270	$—	$—	$64,270
Cost of sale	—	—	—	35,179	—	—	35,179
Deferred current gain	—	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—	—

Gain on sale	$—	$—	$—	$29,091	$—	$—	$29,091

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2006	2005
Segment operating income (loss)	$563	$17,655
Other non-segment items of income/(expense):
General and administrative	(8,022)	(7,666)
Advisory fee	(6,310)	(5,639)
Gain/(loss) on foreign currency transaction	4	228
Other income (expense)	2,013	1,006
Net income fee	—	(819)
Litigation settlement	1,804	—
Equity in income (loss) of investees	261	212
Minority interest	32	(746)

Income (loss) from continuing operations	$(9,655)	$4,231

NOTE 10. DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2006 and 2005, income from discontinued operations relates to 18 properties ARI sold during 2005 and 7 properties ARI sold or held-for-sale in 2006. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Rental	$2,051	$3,685	$4,596	$7,577
Property operations	1,226	2,749	3,216	5,428

	825	936	1,380	2,149
Expenses:
Interest	981	1,870	2,242	3,255
Depreciation	73	189	265	275

	1,054	2,059	2,507	3,530

Loss from discontinued operations	(229)	(1,123)	(1,127)	(1,381)

Gain on sale of real estate	3,481	4,125	3,481	15,112
Equity in gain on sale of real estate by equity investees	—	—	—	—

Net income from discontinued operations	$3,252	$3,002	$2,354	$13,731

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

Partnership Obligations. ARI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of June 30, 2006 is approximately $2.3 million. ARI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through September 30, 2006, for certain partnership obligations.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments. During 2002, Milano, then a wholly-owned subsidiary of ARI, sold two restaurants to a corporation owned in part by an officer of Milano. In conjunction with the sale of these restaurants, Milano guaranteed the bank debt incurred by the related party. The guaranty applies to all current debt and to all future debt of the related party until such time as the guaranty is terminated by Milano. The amount of the debt outstanding that is subject to the guaranty is $788,000. In July 2003, ARI sold its interest in Milano to Gruppa for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million. ARI owns 20.0 percent of Gruppa, thereby retaining a 20.0 percent interest in Milano. ARI remained the guarantor of $8.7 million of assumed debt and was one of the guarantors of $7.5 million in new debt obtained by Gruppa. The total remaining debt guaranteed is $13.0 million. Due to the debt guarantees and ARI’s continuing ownership interest in Milano, management has determined that this should be accounted for as a financing transaction.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations, or liquidity.

NOTE 12. SUBSEQUENT EVENTS

In August 2006, a TCI subsidiary and IORI, as co-borrowers, obtained a loan commitment of up to $42.6 million loan from Metropolitan National Bank. The loan matures in August 2008 and bears interest at the rate of 8.6 percent per annum. The loan requires quarterly interest payments beginning in October 2006. The loan is secured by a) approximately 99 acres of land located in Dallas, Texas and owned by the TCI subsidiary (which the TCI subsidiary purchased from ARI in August 2006) and b) 202 acres of land located in Dallas, Texas which is owned by IORI. The loan is also guaranteed by TCI. Proceeds of the new loan will be used to retire the existing debt on the collateral and to fund additional investments for TCI and IORI.

Other events occurring after the date of these financial statements are included within each note, as appropriate.

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

Today, ARI is an externally advised real estate investment company that owns a diverse portfolio of residential apartment communities, office buildings, hotels and other commercial properties. ARI has a preeminent track record as a developer, completing the construction of 19 apartment properties comprising 4,300 units over the last three years. In addition, ARI owns a high-quality portfolio of land held for future development and continues to invest in well-located land tracts in high-growth markets primarily in Texas. The Company is an active buyer and seller and during 2006 acquired over $49 million and sold over $56 million of land and income-producing properties. As of June 30, 2006, the Company owned approximately 13,570 units in 69 residential apartment communities, 29 commercial properties comprising almost five million rentable square feet and 11 hotels containing a total of 1,531 rooms. In addition, at June 30, 2006 ARI owned 7,254 acres of land held for development and had almost 1,200 apartment units in six projects under construction. The Company currently owns income-producing properties and land in 21 states as well as in Poland and the U.S. Virgin Islands. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Property Management, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. ARI engages various third-party companies to lease and manage its apartment properties.

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

Liquidity and Capital Resources

ARI reported a net loss of $8.7 million for the six months ended June 30, 2006, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $13.6 million, amortization of deferred borrowing cost of $1.3 million, gain on sale of real estate of $13.2 million, equity in income of equity investees of $103,000, and gain on foreign currency transaction of $2,000. Net cash used in operating activities amounted to $22 million for the six months ended June 30, 2006, interest receivable increased by $1.9 million primarily due to fewer payments received, other assets decreased by $6.2 million primarily due to decreases in prepaid expenses and deposit accounts, interest payable decreased by $3.3 million due to an increase of cash payments on ARI’s notes payable, and other liabilities increased by $1.7 million primarily due to an increase in accrued expenses.

Net cash used in investing activities of $26.4 million was primarily due to real estate improvements of $10.3 million, acquisitions of real estate of $46.8 million, earnest money deposits of $988,000, funding of notes receivable of $5.8 million and purchases of restaurant equipment of $315,000. These outflows for investing activities were offset by the collection of $6.7 million on notes receivable are $16.3 million from the sale of real estate.

Net cash provided by financing activities of $45.7 million was comprised of proceeds received from the funding or refinancing of notes payable of $89.6 million offset by cash payments of $40.2 million to paydown existing notes payable.

In the first six months of 2006, ARI purchased seven apartment developments, and ten parcels of unimproved land for a total of $49.3 million. ARI paid $11.9 million in cash, including various closing costs, and incurred $39.5 million in debt. ARI also expended $23.9 million on property construction. For the remainder of 2006, ARI expects to spend an additional $64.9 million on property construction projects, of which $33.3 million will be funded by debt.

In the first six months of 2006, ARI sold 12 land parcels for a total of $284.5 million, receiving $18.8 million in cash.

In the first six months of 2006, ARI financed or refinanced five land parcels, one office building, one shopping center and one apartment for a total of $57.1 million, discharging $30.3 million in debt and receiving $16.7 million in cash.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50 percent of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio, and bear interest rates ranging from 9.0 percent to 24.0 percent. Margin borrowing totaled $22.4 million at June 30, 2006.

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

Related Party Transactions

In March 2006, ARI, through one of its subsidiary companies, borrowed $11.75 million secured by approximately 235 acres of land in Austin, Texas. The loan is guaranteed by ARI, Prime and certain other affiliated companies. The loan bears interest at an annual rate of 12.5 percent and matured in April 2006. The loan is month-to-month bearing interest at 12.5 percent.

In January 2005, an affiliate made a $700,000 note payment on ARI’s behalf, reducing ARI’s affiliate receivable.

Commitments and Contingencies

ARI has contractual obligations and commitments primarily with regards to payment of notes payable and mortgages.

Results of Operations

For the three and six months ended June 30, 2006, ARI reported a net loss of $2.4 million and $9.6 million, respectively, as compared to net loss of $5.7 million and a net income of $4.2 million for the three and six months ended June 30, 2005, respectively. The primary factors contributing to ARI’s net income are discussed in the following paragraphs.

Rents (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Commercial	$13,236	$10,115	$29,047	$22,529
Apartments	23,005	21,011	44,850	40,913
Hotels	9,812	10,941	17,604	18,540
Land	185	157	350	355
Restaurants	9,388	9,413	18,736	18,033
Other	223	23	478	34

	$55,849	$51,660	$111,065	$100,404

The increase in commercial rents of $3.1 million and $6.5 million for the three and six months ended June 30, 2006, respectively, is due to the completion of several construction projects and an increase in occupancy. The increase in apartment rents of $3.1 million and $6.5 million for the three and six months ended June 30, 2006, respectively, is due to the completion of several new apartment complexes. Rental income is anticipated to continue to increase as new construction is completed.

Property Operations Expenses (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Commercial	$8,771	$7,462	$17,669	$14,518
Apartments	13,493	13,400	26,972	25,994
Hotels	7,111	7,271	13,698	14,063
Land	1,784	1,355	2,617	3,254
Restaurants	6,872	7,140	13,786	13,894
Other	16	28	(110)	13

	$38,047	$36,656	$74,632	$71,736

The increase in commercial operations expense of $1.3 million and $3.1 million for the three and six months ended June 30, 2006 from 2005, respectively, is due to the completion of several construction projects and the associated management expense.

Depreciation and Amortization (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Commercial	$2,999	$2,622	$5,590	$5,219
Apartments	2,866	2,294	5,817	4,466
Hotels	688	693	1,538	1,389
Restaurants	335	317	667	620
Other	3	(4)	5	2

	$6,891	$5,922	$13,617	$11,696

The increase in apartment depreciation expense of $572,000 and $1.3 million for the three and six months ended June 30, 2006 from 2005, respectively, is due to the completion of seven new apartment complexes.

Mortgage and Loan Interest Expense (dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Commercial	$3,731	$2,926	$8,305	$5,714
Apartments	8,798	7,801	16,044	14,680
Hotels	984	1,187	2,232	2,808
Land	4,873	2,094	9,100	5,181
Restaurants	319	342	645	690
Other	1,490	1,042	2,573	2,138

	$20,195	$15,392	$38,899	$31,211

The increase in commercial interest expense of $805,000 and $2.5 million for the three and six months ended June 30, 2006 from 2005, respectively, is due to the new debt incurred from the completion of construction projects. The increased interest expense on the apartments of $997,000 and $1.3 million for the three and six months ended June 30, 2006 from 2005, respectively, is due to the completion and purchase of apartment complexes. The increase in land interest expense of $2.7 million and $3.9 million for the three and six months ended June 30, 2006 from 2005, respectively, is due to the debt incurred with the purchase of land.

Other income increased for the six months ended June 30, 2006 from 2005 by $1.0 million due to the increased receivable from an affiliated party.

Gain on sales increase by $5.7 million and decreased by $15.6 million for the three and six months ended June 30, 2006 from 2005, respectively. The increase for the three months ended from the prior period was due to higher gains in the first quarter and lower gains in the second quarter, as the overall activity remained constant.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Rental	$2,051	$3,685	$4,596	$7,577
Property operations	1,226	2,749	3,216	5,428

	825	936	1,380	2,149
Expenses:
Interest	981	1,870	2,242	3,255
Depreciation	73	189	265	275

	1,054	2,059	2,507	3,530

Loss from discontinued operations	(229)	(1,123)	(1,127)	(1,381)

Gain on sale of real estate	3,481	4,125	3,481	15,112
Write-down of assets held-for-sale	—	—	—	—
Equity in gain on sale of real estate by equity investees	—	—	—	—

Income (loss) from discontinued operations	$3,252	$3,002	$2,354	$13,731

The $11.1 million decrease in discontinued operations for the six months ended June 30, 2006 from 2005 is due to the gain on the sale of two apartment complexes.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes, after the use of net operating loss carryforwards, in the first six months of 2006 and the first six months of 2005; therefore, it recorded no provision for income taxes.

At June 30, 2006, ARI had a net deferred tax asset of $105.8 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2006, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1 percent Increase In Base Rates
Notes payable:
Variable rate	$246,189	8.15%	$2,461

Total decrease in ARI’s annual net income			$2,461

Per share			$0.24

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

There have been no changes in ARI’s internal controls over financial reporting during the quarter ending June 30, 2006, that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
April 2006	—	$—	—	129,493
May 2006	—	—	—	129,493
June 2006	—	—	—	129,493

Total	—	$—	—

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number		Description of Exhibit

3.0		Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1		Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4		Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1		Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2		Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3		Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4		Certificate of Designation for Nevada Profit Corporations designating the Series J 8 percent Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1		Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2		Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1	*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and
Acting Principal Executive Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit Number		Description of Exhibits

31.1	*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith