Form 10-Q
period 2006-09-30
AMERICAN REALTY INVESTORS INC
filed 2006-11-14
CIK 1102238

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,895,972
(Class)	(Outstanding at October 13, 2006)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

FOR THE QUARTER ENDING SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate held for investment	$1,123,550	$1,025,661
Less—accumulated depreciation	(172,479)	(153,597)

	951,071	872,064

Real estate held for sale, net of depreciation	140,079	172,303
Real estate subject to sales contract, net of depreciation	66,427	68,738

Notes and interest receivable
Performing ($23,910 in 2006 and $44,500 in 2005 from affiliates)	47,496	70,894
Non-performing	7,687	11,546

	55,183	82,440
Less—allowance for estimated losses	(1,000)	(1,000)

	54,183	81,440

Marketable securities, at market value	8,780	7,446
Cash and cash equivalents	10,450	13,904
Investments in equity investees	13,789	13,521
Goodwill	11,858	11,858
Other intangibles, net of accumulated amortization ($596 in 2006 and $926 in 2005)	1,415	1,449
Other assets (including $53,270 in 2006 and $30,441 in 2005 due from affiliate)	116,390	103,072

	$1,374,442	$1,345,795

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable ($19,234 in 2006 and $44,848 in 2005 to affiliates)	$942,676	$810,118
Interest payable ($210 in 2006 and $682 in 2005 to affiliates)	10,126	7,826
Liabilities related to assets held-for-sale	43,344	144,555
Liabilities subject to sales contract	58,177	59,323
Stock-secured notes payable	22,452	22,549
Accounts payable and other liabilities ($26,427 in 2006 and $4,667 in 2005 to affiliates)	94,246	93,842

	1,171,021	1,138,213
Commitments and contingencies

Minority interest	67,422	59,185

Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A Cumulative Convertible Preferred Stock, 3,389,876 and 3,390,913 shares in 2006 and 2005, respectively (liquidation preference $33,909), including 900,000 shares in 2006 and 2005 held by subsidiaries	4,980	4,982
Common Stock, $0.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares	114	114
Treasury stock, 1,443,272 shares at cost	(15,146)	(15,146)
Additional paid-in capital	93,380	93,389
Retained earnings	50,796	64,805
Accumulated other comprehensive income	1,875	253

	135,999	148,397

	$1,374,442	$1,345,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Property revenue:
Rental and other property revenues ($952 in 2006 and $363 in 2005 from affiliates)	$43,784	$44,704	$136,112	$124,050
Restaurant sales	9,482	9,298	28,219	27,331

Total operating revenues	53,266	54,002	164,331	151,381

Expenses:
Property operating expenses ($6,116 in 2006 and $3,306 in 2005 to affiliates)	29,421	29,950	90,248	85,451
Restaurant cost of sales	7,058	7,014	20,863	20,908
Depreciation and amortization	6,586	4,748	20,203	16,180
General and administrative ($1,502 in 2006 and $2,284 in 2005 to affiliates)	2,262	3,643	10,284	11,290
Advisory fee to affiliate	3,093	3,206	9,403	8,844

Total operating expenses	48,420	48,561	151,001	142,673

Operating income (loss)	4,846	5,441	13,330	8,708

Other income (expense):
Interest income from notes receivable ($852 in 2006 and $1,685 in 2005 from affiliates)	1,510	1,188	4,748	4,025
Gain on foreign currency transaction	—	37	4	265
Other income ($3,286 in 2006 and $1,685 in 2005 from affiliate)	2,462	1,215	4,475	2,186
Mortgage and loan interest ($730 in 2006 and $1,107 in 2005 to affiliates)	(19,011)	(16,336)	(57,910)	(46,712)
Discount on sale of notes receivable	(1,170)	(15)	(1,170)	(15)
Net income fee to affiliate	—	(2,136)	—	(2,950)
Incentive fee to affiliate	—	(904)	—	(909)
Litigation settlement	(1,414)	(130)	390	(130)

Total other expense	(17,623)	(17,081)	(49,463)	(44,240)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(12,777)	(11,640)	(36,133)	(35,532)

Gain on land sales	4,471	5,435	17,879	34,525
Minority interest	1,254	336	1,286	(408)
Equity in income (loss) of investees	(29)	71	232	283

Income (loss) from continuing operations	(7,081)	(5,798)	(16,736)	(1,132)

Income from discontinued operations	2,241	21,872	4,595	35,168

Net income (loss)	(4,840)	16,074	(12,141)	34,036
Preferred dividend requirement	(623)	(650)	(1,868)	(1,949)

Net income (loss) applicable to Common shares	$(5,463)	$15,424	$(14,009)	$32,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

(Unaudited)

(dollars in thousands, except per share)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Basic earnings per share:
Income (loss) from continuing operations	$(0.76)	$(0.64)	$(1.83)	$(.30)
Income from discontinued operations	0.22	2.16	0.45	3.46

Net income (loss) applicable to common shares	$(0.54)	$1.52	$(1.38)	$3.16

Weighted average common shares used in computing earnings per share:
Basic	10,149,000	10,149,000	10,149,000	10,149,000

Series A Cumulative Convertible Preferred Stock (3,389,876 and 3,390,913 shares of Preferred Stock convertible into common stock estimated to be 2,956,000 and 2,957,000 common shares for September 30, 2006 and 2005, respectively) and options to purchase 70,750 shares of ARI’s common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006, and for the three and nine months ended September 30, 2005, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2006

(Unaudited)

(dollars in thousands)

	Preferred Stock		Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount	Stock	Capital
Balance, January 1, 2006	3,390,913	$4,982	11,592,272	$114	$(15,146)	$93,389	$64,805	$253	$148,397
Comprehensive income:
Unrealized gain (loss) on foreign currency translation	—	—	—	—	—	—	—	(194)	(194)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,816	1,816
Net income (loss)	—	—	—	—	—	—	(12,141)	—	(12,141)
Repurchase of Preferred Stock	(1,037)	(2)	—	—	—	(9)	—	—	(11)
Series C Cumulative Convertible Preferred Stock cash dividends ($7.00 per share per year)	—	—	—	—	—	—	(1,868)	—	(1,868)

Balance, September 30, 2006	3,389,876	$4,980	11,592,272	$114	$(15,146)	$93,380	$50,796	$1,875	$135,999

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(16,736)	$(1,132)
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of land and real estate	(17,879)	(72,196)
Depreciation and amortization	20,203	16,893
Discount on sale of notes receivable	1,170	15
Amortization of deferred borrowing costs	2,133	5,198
Equity in (income) loss of investees	326	(283)
Unrealized (gain) loss on foreign currency translation	(4)	(265)
(Increase) decrease in accrued interest receivable	(2,283)	999
(Increase) decrease in other assets	11,920	(7,821)
Increase (decrease) in accrued interest payable	10,629	(1,514)
Increase (decrease) in minority interest	(5,358)	(792)
Increase (decrease) in other liabilities	7,285	5,886

Net cash used in operating activities	11,406	(55,012)
Cash Flows From Investing Activities:
Collections on notes receivable	11,943	4,069
Proceeds from sale of notes receivable	6,834	32,219
Funding of notes receivable	(1,892)	(3,117)
Acquisition of real estate	(87,965)	(91,639)
Investment in real estate entities	—	(475)
Real estate improvements	(22,268)	(35,550)
Proceeds from sale of real estate	40,968	109,441
Earnest money/escrow deposits	(10,818)	(5,154)
Distribution from equity investees	—	318
Proceeds from sale of marketable securities	—	84

Net cash provided by (used in) investing activities	(63,198)	10,196
Cash Flows From Financing Activities:
Proceeds from notes payable	122,647	146,825
Payments on notes payable	(74,687)	(110,681)
Deferred borrowing costs	(3,661)	(3,274)
Net advances from (payments to) affiliates	—	(32,397)
Margin borrowings (payments), net	—	3,878
Repurchase of preferred stock	(11)	—
Preferred dividends paid	(545)	(566)

Net cash (used in) provided by financing activities	43,743	3,785
Discontinued Operations:
Cash used in operating activities	(1,599)	(2,503)
Cash provided by investing activities	6,194	37,671

Net cash provided (used) by discontinued operations	4,595	35,168

Net increase (decrease) in cash and cash equivalents	(3,454)	(5,863)

Cash and cash equivalents, beginning of period	13,904	22,401

Cash and cash equivalents, end of period	$10,450	$16,538

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(Unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$43,425	$48,124
Cash paid for income taxes, net of refunds	279	570

Schedule of Non-Cash Investing and Financing Activities:
Notes payable assumed from buyer upon sale of real estate	$62,536	$21,963
Increase in minority interest related to acquisition of real estate	14,835	—
Notes receivable from sale of real estate	3,821	34,404
Acquisition of real estate to satisfy note receivable	—	5,497
Note payable assumed by affiliate	21,123	700
Purchase of subsidiary from affiliate	—	4,101
Land exchange with non-affiliated party	1,500	—
Real estate purchased from affiliate	11,273	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of American Realty Investors, Inc. (“ARI”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of ARI’s consolidated financial position, consolidated results of operations and consolidated cash flows have been included. Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The consolidated balance sheet at December 31, 2005 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2005. Certain balances for 2005 have been reclassified to conform to the 2006 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI.

Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information on the basis of consolidation and accounting policies, refer to the Consolidated Financial Statements and Notes thereto included in ARI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

At December 31, 2005 and September 30, 2006, ARI subsidiaries owned 82.2 percent of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”). At September 30, 2006, ARI and TCI have the same advisor, Prime Income Asset Management, LLC, (“Prime”) and Board of Directors.

At December 31, 2005 and September 30, 2006, ARI subsidiaries owned 20.4 percent of Income Opportunity Realty Investors, Inc. (“IORI”) through TCI’s ownership of 24.9 percent of IORI shares. Two directors of ARI also serve as directors of IORI.

Adoption of New Accounting Standards

SFAS 123-R. Effective January 1, 2006 (the “Effective Date”), the Company adopted SFAS No. 123-R using the modified prospective method. SFAS No. 123-R must be applied not only to newly awarded stock options but also to previously awarded stock options that were not fully vested on the Effective Date. All of ARI’s stock option grants were fully vested as of the Effective Date. Furthermore, ARI had no outstanding stock option grants that were modified or settled after the Effective Date; therefore, TCI will recognize no additional compensation costs for previously awarded stock option grants. In December 2005, the Company’s Board of Directors terminated all stock option plans and has no intent at the present to reinstate any stock option programs.

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

NOTE 2. REAL ESTATE

In 2006, ARI purchased the following properties:

Property	Location	Units Sq. Ft./Acres	Purchase Price		Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$25,569		$—	$25,569	8.75	% (1)	03/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	02/08
Woodmont Fairway Office	Dallas, TX	5.8 Acres	3,833		1,014	3,000	8.25	(1)	01/07
Woodmont Merit Drive	Dallas, TX	9.2 Acres	4,560		1,868	2,964	8.00		03/07

			39,785		5,251	35,319

Apartments
Anderson Estates Apts	Oxford, MS	48 Units	1,144	(2)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(2)	98	645	8.50	(1)	04/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(2)	122	690	8.75	(1)	07/22
Leflore Estates / Curtis
Moore Apartments	Greenwood, MS	104 Units	2,114	(2)	337	1,777	7.00		02/22
Monticello III Estates	Monticello, AR	32 Units	644	(2)	96	548	7.00		01/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(2)	99	356	8.50		02/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(2)	226	1,358	8.25	(1)	02/19

			7,496		1,126	6,370

	First Quarter Totals		47,281		6,377	41,689

Second Quarter
Land
Forney Land	Forney, TX	34.8 Acres	3,945		3,926	—	—		—
Parc at Clarksville	Clarksville, TN	10.4 Acres	541		—	547	8.00		08/06
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050		949	—	—		—
Waco 42	Waco, TX	42.8 Acres	531		112	398	8.00		05/09

	Second Quarter Totals		6,067		4,987	945

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Location	Units Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate	Maturity Date
Third Quarter
Land
Crowley Land	Fort Worth, TX	24.9 Acres	1,500	6	—	—	—
Creekside Land	Fort Worth, TX	30.1 Acres	2,105	2,097	—	—	—
Ritchie Road	Waco, TX	350.0 Acres	2,677	897	1,735	8.61	09/06
Dedeaux Road	Gulfport, MS	9.9 Acres	1,500	—	1,520	—	—
Valwood Park	Farmers Branch, TX	11.6 Acres	1,422	—	—	—	—
GNB Land	Farmers Branch, TX	45.5 Acres	9,800	—	10,000	—	—

			19,004	3,000	13,255
Office Buildings
305 Baronne St. & 217 Rampart St.	New Orleans, LA	49,000 Sq. Ft.	3,985	3,483	—	—	—
Clark Garage	New Orleans, LA	7,877 Sq. Ft.	9,925	564	9,025	9.25	06/07
GNB Building	Farmers Branch, TX	200,000 Sq. Ft.	5,200	—	—	—	—

			19,110	4,047	9,025

	Third Quarter Totals		38,114	7,047	22,280

(1)	Variable interest rate.
(2)	Net of minority interest and other liabilities assumed.

In 2005, ARI purchased the following properties:

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
First Quarter
Land
Katrina(1)	Palm Desert, CA	23.0 Acres	$4,184	$—	$—	—%		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—	—		—
Mandahl Bay	US Virgin Islands	50.8 Acres	7,000	4,101	3,500	7.00		07/05
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—	—		—
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—	—		—

	First Quarter Totals		11,885	4,320	3,500

Second Quarter
Land
Alliance Airport	Tarrant County, TX	12.7 Acres	850	892	—	—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—	—		—
Mason Goodrich(1)	Houston, TX	13.0 Acres	1,360	—	—	—		—
Southwood(5)	Tallahassee, FL	12.9 Acres	525	555	—	—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—	—		—

			4,784	3,600	—

Apartments
Mission Oaks (4)	San Antonio, TX	228 Units	573	573	—	5.30		09/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	(378)	817	5.65		09/46

			1,390	195	817

Office Buildings
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500	7.50	(3)	—

	Second Quarter Totals		16,174	8,510	7,137

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter
Land
Luna	Farmers Branch, TX	2.6 Acres	250	257	—	—		—
Mansfield	Mansfield, TX	21.9 Acres	1,450	577	943	7.50	(3)	03/07
Senlac	Farmers Branch, TX	11.9 Acres	625	643	—	—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702	3,828	6.08		01/07
Wilmer 88	Dallas, TX	87.6 Acres	638	668	—	—		—

			7,295	2,847	4,771

Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	2,247	464	1,774	5.50		01/47

Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663	40,487	6.16		01/13

	Third Quarter Totals		65,542	20,974	47,032

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View land parcels.
(3)	Variable rate.
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased at 50% interest in this land tract.
(6)	Purchased at 37.5% interest in this land tract.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2006, ARI sold the following properties:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,207	$—	$1,411
Vineyards II	Grapevine, TX	1.5 Acres	1,272	429	745	578

	First Quarter Totals		4,497	1,636	745	1,989

Second Quarter
Land
Elm Fork	Carrollton, TX	27.6 Acres	3,500	(827)	2,800	—
Elm Fork	Carrollton, TX	8.5 Acres	1,674	(755)	1,135	—
McKinney Ranch Land	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,389
McKinney Ranch Land	McKinney, TX	44.5 Acres	10,289	10,031	—	5,292
Nashville	Nashville, TN	2.4 Acres	462	—	429	323
Nashville	Nashville, TN	16.4 Acres	2,512	—	2,416	1,700
Stagliano	Farmers Branch, TX	3.1 Acres	1,373	187	—	715

			36,401	14,640	16,831	11,419

Apartments
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Willo-Wick Gardens	Pensacola, FL	152 Units	6,500	2,806	2,827	3,049

			9,250	3,444	5,018	3,481

	Second Quarter Totals		45,651	18,084	21,849	14,900

Third Quarter
Land
Metro Land	Nashville, TN	1.2 Acres	215	—	160	144
Chase Oaks	Plano, TX	1.8 Acres	555	503	—	340
Hollywood Casino	Farmers Branch, TX	3.4 Acres	2,006	1,087	900	1,579
Woodmont Group I & II	Addison, TX	4.9 Acres	3,648	1,518	1,806	1,129
Fruitland Land	Fruitland, FL	3.9 Acres	1,550	1,462	—	1,279

			7,974	4,570	2,866	4,471

Apartments
Timbers on Broadway	Tyler, TX	180 Units	3,500	—	2,224	1,124
Apple Lane	Lawrence, KS	75 Units	2,600	1,173	1,290	1,589

			6,100	1,173	3,514	2,713

	Third Quarter Totals		14,074	5,743	6,380	7,184

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2005, ARI sold the following properties:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged		Gain on Sale
First Quarter
Land
Granbury Station	Ft. Worth, TX	15.7 Acres	$1,003	$265	$738	(1)	$10
Katrina	Palm Desert, CA	9.9 Acres	2,616	574	—		1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591	—		1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—		619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340	—		818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455	—		1,072
Katrina	Palm Desert, CA	81.2 Acres	19,879	(814)	5,100		9,385
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—		2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601		5,630
Nashville	Nashville, TN	1.2 Acres	304	236	—		226
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914		440

			52,305	8,844	13,353		24,176

Apartments
Longwood	Long Beach, MS	200 Units	6,207	9	6,253	(1)	56

Office Buildings
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843	7,792	(1)	10,603

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	817	738	—		328

	First Quarter Total		73,789	14,434	27,398		35,163

Second Quarter
Land
Lemmon Carlisle/ Alamo Springs	Dallas, TX	2.8 Acres	7,674	5,627	1,744		2,729
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)	4,096		2,185

			11,965	5,498	5,840		4,914

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 sq. ft.	12,000	4,366	6,506		2,781
Bay Plaza	Tampa, FL	75,780 sq. ft.	4,681	3,253	951		1,212
Bay Plaza II	Tampa, FL	78,882 sq. ft.	4,719	1,114	3,271		132

			21,400	8,733	10,728		4,125

	Second Quarter Totals		33,365	14,231	16,568		9,039

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Quarter
Land
Mason Goodrich	Houston, TX	16.0 Acres	2,092	935		—		802
Round Mountain²	Austin, TX	18.0 Acres	1,500	251		—		1,094
Vineyards	Grapevine, TX	7.6 Acres	4,323	874		—		1,764
Vineyards and Vineyards II	Grapevine, TX	5.2 Acres	2,332	160		300		494
West End	Dallas, TX	0.8 Acres	2,259	2,099		—		1,281

			12,506	4,319		300		5,435

Apartments
Quail Ridge	Huntsville, AL	184 Units	6,200	2,157		3,501		5,265
Waters Edge III & IV	Gulfport, MS	318 Units	16,350	6,201		7,207		7,724
Windsor Tower r	Ocala, FL	64 Units	2,845	(85	) (2)	1,937	(1)	785
Woodhollow	San Antonio, TX	546 Units	12,500	3,429		7,900		8,785

			37,895	11,702		20,545		22,559

	Third Quarter Totals		50,401	16,021		20,845		27,994

(1)	Debt assumed by purchaser.
(2)	ARI provided $1.1 million of seller financing.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2006, ARI had the following apartment properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Laguna Vista	Farmers Branch, TX	206 Units	$9,766	$11,339	$17,741
Legends of El Paso	El Paso, TX	240 Units	6,258	11,826	16,040
Mission Oaks	San Antonio, TX	228 Units	14,260	3,210	15,636
Parc at Maumelle	Maumelle, AR	240 Units	12,446	6,252	16,829
Parc at Metro Center	Nashville, TN	144 Units	4,448	8,166	11,141
Parc at Rogers	Rogers, AR	152 Units	755	23,437	20,825
Parks at Clarksville	Clarksville, TN	206 Units	640	14,120	13,651
Pecan Pointe	Temple, TX	232 Units	1,928	16,395	14,051
Lago Vista	Farmer’s Branch, TX	212 Units	2,232	24,218	21,160

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

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0 percent per annum, requires monthly payments of accrued interest and matured in March 2006. All principal and accrued but unpaid interest is due at maturity. Through March 2006, $153,000 in principal has been collected. In March 2006, the purchaser extended the note to March 2007 by paying a 1 percent extension fee and making a 10 percent principal reduction.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1 percent non-controlling general partner interest and a 4 percent limited partner interest. ARI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. Through September 30, 2006, ARI has funded $3.6 million of these obligations, and has recorded a note receivable from the partnership. This note has no maturity date, requires no payments, and bears interest at a fixed rate of 7.0 percent per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In March 2002, ARI sold the 174,513 Sq. Ft. Hartford Office Building in Dallas, Texas, for $4.0 million, providing $4.0 million in seller financing as well as an additional $1.4 million line of credit for leasehold improvements all in the form of a first lien mortgage note. The note bears interest at a variable interest rate, currently 7.5 percent per annum, requires monthly interest only payments and matures in March 2007. As of June 2006, ARI has funded $896,000 of the $1.4 million line of credit. ARI determined during the third quarter of 2005 that it would classify this note as non-performing due to the lack of debt payments received and the probability that no debt payments would be received in the future. Effective for the quarter ended September 30, 2005, ARI no longer accrues interest on this note. The loan is not considered impaired due to management’s opinion that the fair value of the collateral is sufficient to cover the current loan balance and accrued interest at September 30, 2006.

In September 1999, and in conjunction with the sale of two apartments in Austin, Texas, $2.1 million in purchase money financing was provided, secured by limited partnership interests in two limited partnerships owned by the buyer. In March 2000, the borrower made a $1.1 million payment. The borrower executed a replacement promissory note for the remaining note balance of $1.0 million, which was unsecured, non-interest bearing and matured in April 2003. In 2004, ARI initiated legal action to collect the note. In

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 2005, a settlement agreement was reached. The note was replaced with a new promissory note, also non-interest bearing, which is secured by a $1.5 million Agreed Judgment. The note calls for 36 monthly payments beginning in January 2006, with a balloon payment of $460,000 due in January 2009. ARI will continue to classify this note as non-performing even though payments have been received in 2006.

In February 2003, ARI sold an 89.3 acre tract of its Katrina land parcel for $8.5 million, paying $410,000 after payment of closing costs and debt pay down and providing purchase money financing of $5.6 million. The note bears interest at 8.0 percent per annum and matures three years after the recording of the Deed of Trust. Interest was to begin accruing after improvements to the site were completed by ARI. The costs to ARI to complete the improvements, estimated to be $2.5 million, were accrued in 2002. By 2005 a portion of the improvements had been completed and the remaining accrual is $1.2 million at June 30, 2006. At March 2006, negotiations with the buyer to settle the obligations were underway. The remaining improvements were not expected to be completed before the settlement. In April 2006 a proposal was made to a bank to sell the note at a discount, but still in excess of the note receivable balance less accrued development costs. The proposed bank note will be guaranteed by ARI and other related parties. The note is classified as non-performing.

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

NOTE 4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

ARI’s investment in real estate entities at September 30, 2006, was as follows:

Investee	Percentage of ARI’s Ownership	Carrying Value of Investment	Market Value of Investment
IORI	24.9%	$6,319	$7,260
Garden Centura, L.P.	5.0%	1,925	—
Other		5,545	—

		$13,789	$7,260

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Set forth below are summarized results of operations of IORI and Garden Centura for the nine months ended September 30, 2006 and 2005:

	2006	2005
Revenues	$98,439	$115,772
Equity in loss of partnership	110	(45)
Property operating expenses	(76,160)	(76,943)
Depreciation	(7,728)	(5,981)
Interest	(25,538)	(20,794)

Income (loss) before gain on sale of real estate	(10,877)	12,009
Gain on sale of real estate	4,799	21,817

Net income (loss)	$(6,078)	$33,826

ARI’s share of equity investees’ income (loss) before gains on the sale of discontinued operations was ($8,936) and $9,866 for the nine months ended September 30, 2006. ARI did not recognize any gain on equity investees’ sale of real estate for the nine months ended September 30, 2006 and 2005 respectively.

ARI’s cash flow from IORI is dependent on IORI making distributions. In the fourth quarter of 2000, IORI suspended distributions.

NOTE 5. MARKETABLE EQUITY SECURITIES

ARI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2 percent ownership interest. This investment is considered an available-for-sale security. Due to increase in market price, ARI recognized an unrealized gain of $470,000 and $1.8 million for the three and nine month period ending September 30, 2006, respectively.

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

In August 2006, ARI and IORI, as co-borrowers, obtained a loan commitment of up to $42.6 million loan from Metropolitan National Bank. The loan matures in August 2008 and bears interest at the rate of 8.6 percent per annum. The loan requires quarterly interest payments beginning in October 2006. The loan is secured by a) approximately 99 acres of land located in Dallas, Texas and owned by ARI and b) 202 acres of land located in Dallas, Texas which is owned by IORI. The loan is guaranteed by ARI. Proceeds of the new loan will be used to retire the existing debt on the collateral and to fund additional investments for ARI and IORI.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2006, ARI refinanced the following properties:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred		Debt Discharged	Net Cash Received		Interest Rate		Maturity Date
First Quarter
Land
Nashville	Nashville, TN	100.9 Acres	$2,500		$—	$2,500	(2)	12.50%		11/06
Palmer Lane	Austin, TX	367.4 Acres	14,000		14,300	(893)		8.50	(1)	08/07
Pioneer Crossing	Austin, TX	235.0 Acres	11,750	(3)	4,000	—		12.50		04/07
West End	Dallas, TX	5.3 Acres	9,000		2,000	6,079		8.00	(1)	03/07

Apartments
Hunters Glen	Midland, TX	212 Units	2,475		1,804	421		7.23	(1)	02/09

Second Quarter
Land
Nashville Land	Nashville, TN	82.2 Acres	6,500		2,776	3,561		7.50		07/08
Payne Land	Las Colinas, TX	109.9 Acres	5,683		—	5,591		9.00		12/07

Office Buildings
University Square	Anchorage, AK	20,715 Sq. Ft.	1,360		1,068	271		8.25		05/16
Forum	Richmond, VA	79,791 Sq. Ft.	6,000		4,721	1,152		7.75		07/13

Shopping Centers
Cross County Mall	Mattoon, IL	307,266 Sq. Ft.	9,500		4,399	4,773		7.18		07/11

Third Quarter
Land
Elm Fork	Carrollton, TX	69.4 Acres	6,500		3,805	2,015		9.25		07/09

Office Buildings
Two Hickory	Farmers Branch, TX	96,127 Sq Ft.	9,500		7,257	74		7.03		09/11

(1)	Variable rate.
(2)	Cash received by affiliate, increasing ARI’s affiliate receivable.
(3)	Various affiliate notes extended and collateralized by ARI, increasing ARI affiliate receivable.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2005, ARI refinanced the following properties:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
First Quarter
Land
Nashville	Nashville, TN	109.6 Acres	$7,000	$—	$6,341	7.50%		02/07

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	03/10
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	01/10

Second Quarter
Apartments
Autumn Chase	Midland, TX	64 Units	1,166	797	317	5.88	(1)	05/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	05/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	05/35

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		06/10

Third Quarter

(1)	Variable rate.

NOTE 7. STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0 percent of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 9.5 percent to 24.0 percent per annum. Stock-secured notes payable and margin borrowings totaled $22.5 million at September 30, 2006 and $22.5 million at December 31, 2005.

Sunset Management LLC

On May 16, 2005, the United States District Court for the Northern District of Texas, Dallas Division, entered its Memorandum Opinion and Order and Judgment dismissing a purported stockholders’ derivative action filed October 5, 2004, filed by Sunset Management LLC (“Sunset”) against a number of entities, including the Company. The Court’s Judgment granted a Motion to Dismiss filed by the Defendants, including the Company, and ordered that Plaintiff Sunset take nothing by its suit. No appeal was timely filed, and the dismissal of this action became final. The Sunset Complaint was purportedly filed derivatively on behalf of the Company. With the Judgment dismissing the action, the Company is not at this time a direct party to any litigation involving Sunset.

Various separate legal proceedings continue to exist which involve matters between Sunset and ARI and BCM over a pledge as collateral for certain loans of a number of shares of Common Stock of the Company. At least five items of litigation have terminated involving substantially the same issues with all relief sought by Sunset in those proceedings being denied. Three cases continue, all pending in the United States District Court for the Eastern District of Texas or the United States Bankruptcy Court for the Eastern District of Texas.

American Realty Trust, Inc., et al. v. Sunset Management LLC, et al., Adversary Proceeding No. 03-04256, was filed September 10, 2003, as an associated case to the case styled In Re: ART Williamsburg, Inc., Debtor, pending in the United States Bankruptcy Court for the Eastern District of Texas, Sherman Division, Case No. 4:03-43909-BTR-11. Sunset Management LLC v. American Realty Investors, Inc., et al. is now pending in the United States District Court for the Eastern District of Texas, Tyler Division, as Case No. 4:06-CV-00018. Both of these proceedings involve certain shares of Common Stock of the Company beneficially owned by BCM and ARI and its subsidiaries and matters emanating from certain loans in September 2001 to BCM and three subsidiaries of ARI, Sunset’s agreement to extend maturity dates and accept substituted collateral, arrangements which were not honored. Adversary Proceeding No. 03-04256 was removed to the Bankruptcy Court from a Texas state court originally filed October 2002 alleging breach of contract, misrepresentation, breach of duty of good faith and fair dealing and slander of title by Sunset which also sought certain declaratory relief against Sunset, as well as temporary and permanent anti-suit injunctions against Sunset.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Case No. 4:06-CV-00018 was originally filed in the United States District Court for the Northern District of Texas, Dallas Division, and originally sought to require conveyance by ARI and/or subsidiaries of certain pledged shares back to pledgors, ARI and BCM. Such matter was first transferred to the United States Bankruptcy Court for the Eastern District of Texas as an adversary proceeding and then transferred to the United States District Court for the Eastern District of Texas, Tyler Division.

ARI, American Realty Trust, Inc. (“ART”), a subsidiary of ART, and BCM are also the Plaintiffs in an action filed July 19, 2006 against Sunset and John Baldwin in the case styled American Realty Trust, Inc., et al. v. Sunset Management LLC and John Baldwin, now pending in the United States District Court for the Eastern District of Texas, Tyler Division, as Case No. 6:06-CV-00315. In this case, the Plaintiffs seek actual and exemplary damages against Sunset and John Baldwin, individually, for alleged violations of federal and state securities laws and rules promulgated thereunder, including an alleged unlawful and concealed plan to use a late fee provision in a note to obtain title to securities by manufacturing a default and purporting to foreclose on certain securities in a scheme, artifice and device to defraud the Plaintiffs, and the filing by Sunset of a false and misleading Schedule 13D with the Securities and Exchange Commission. On August 14, 2006, Sunset filed a Motion to Dismiss the action pursuant to Rule 12b(6), and Rule 9(b) of the Federal Rules of Civil Procedure.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of September 30, 2006.

PRIME
Balance, December 31, 2005	$29,702
Cash transfers to affiliates	134,197
Cash transfers from affiliates	(174,482)
Advances through receipt of financing proceeds	38,750
Construction fees payable to affiliate	(4,619)

Balance, September 30, 2006	$23,548

At September 30, 2006, ARI’s other assets include $1.2 million due from affiliates for rent and interest. Also at September 30, 2006, ARI owed $711,000 million to Regis Property Management for management fees and sales commissions.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Excluded from operating segment assets are assets of $216.9 million in 2006 and $141.1 million in 2005, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three and nine months ended September 30, 2006 and 2005, and segment assets at September 30, 2006 and 2005.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2006	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$15,133	$22,632	$5,347	$641	$9,483	$30	$53,266
Operating expenses	9,643	14,185	3,927	1,568	7,058	98	36,479
Depreciation	2,627	2,671	1,022	5	259	2	6,586
Mortgage and loan interest	4,238	7,470	555	5,160	295	1,293	19,011
Interest income	—	—	—	149	—	1,361	1,510
Gain on sales	—	—	—	4,471	—	—	4,471

Segment operating income (loss)	$(1,375)	$(1,694)	$(157)	$(1,472)	$1,871	$(2)	$(2,829)

Capital expenditures	$2,630	$3,883	$260	$788	$345	$—	$7,906
Assets	299,508	576,887	97,913	357,517	20,055	283	1,352,163

Property Sales:
Sales price	$—	$6,100	$—	$7,974	$—	$—	$14,074
Cost of sale	—	3,387	—	4,194	—	—	7,581
Deferred current gain	—	—	—	61	—	—	61
Recognized prior deferred gain	—	—	—	752	—	—	752

Gain on sale	$—	$2,713	$—	$4,471	$—	$—	$7,184

For the Three Months Ended September 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$12,820	$20,981	$10,761	$135	$9,298	$7	$54,002
Operating expenses	7,594	13,943	6,715	1,503	7,014	195	36,964
Depreciation	1,159	2,304	967	—	314	4	4,748
Mortgage and loan interest	3,399	7,697	1,227	2,677	336	1,000	16,336
Interest income	—	—	—	—	—	1,188	1,188
Gain on sales	—	—	—	5,435	—	—	5,435

Segment operating income (loss)	$668	$(2,963)	$1,852	$1,390	$1,634	$(4)	$2,577

Capital expenditures	$833	$5,800	$344	$89	$151	$16	$7,233
Assets	230,238	503,220	81,856	205,633	19,900	75,096	1,115,943

Property Sales:
Sales price	$—	$37,895	$—	$12,506	$—	$—	$50,401
Cost of sale	—	15,830	—	7,071	—	—	22,901
Deferred current gain	—	—	—	—	—	—	—
Recognized prior deferred gain	—	494	—	—	—	—	494

Gain on sale	$—	$22,559	$—	$5,435	$—	$—	$27,994

For the Nine Months Ended September 30, 2006	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$44,180	$67,482	$22,951	$991	$28,219	$508	$164,331
Operating expenses	27,312	41,157	17,625	4,185	20,863	(31)	111,111
Depreciation	8,217	8,488	2,560	5	926	7	20,203
Mortgage and loan interest	12,543	23,514	2,787	14,260	940	3,866	57,910
Interest income	—	—	—	149	—	4,599	4,748
Gain on sales	—	—	—	17,879	—	—	17,879

Segment operating income (loss)	$(3,892)	$(5,677)	$(21)	$569	$5,490	$1,265	$(2,266)

Capital expenditures	$8,839	$8,042	$609	$2,788	$756	$—	$21,034
Assets	299,508	576,887	97,913	357,517	20,055	283	1,352,163

Property Sales:
Sales price	$—	$15,350	$—	$48,872	$—	$—	$64,222
Cost of sale	—	9,156	—	30,179	—	—	39,335
Deferred current gain	—	—	—	3,397	—	—	3,397
Recognized prior deferred gain	—	—	—	2,583	—	—	2,583

Gain on sale	$—	$6,194	$—	$17,879	$—	$—	$24,073

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2005	Commercial Properties	Apartments	Hotels	Land	Restaurants	Receivables/ Other	Total
Operating revenue	$34,618	$60,256	$28,644	$491	$27,331	$41	$151,381
Operating expenses	21,909	38,473	20,104	4,757	20,908	208	106,359
Depreciation	6,297	6,587	2,356	—	934	6	16,180
Mortgage and loan interest	8,846	21,971	3,873	7,858	1,026	3,138	46,712
Interest income	—	—	—	—	—	4,025	4,025
Gain on sales	—	—	—	34,525	—	—	34,525

Segment operating income (loss)	$(2,434)	$(6,775)	$2,311	$22,401	$4,463	$714	$20,680

Capital expenditures	$3,743	$29,562	$610	$1,619	$627	$16	$36,177
Assets	230,238	503,220	81,856	205,633	19,900	75,096	1,115,943

Property Sales:
Sales price	$36,677	$44,102	$—	$76,776	$—	$—	$157,555
Cost of sale	21,621	21,981	—	42,251	—	—	85,853
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	494	—	—	—	—	494

Gain on sale	$15,056	$22,615	$—	$34,525	$—	$—	$72,196

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Segment operating income (loss)	$(2,829)	$2,577	$(2,266)	$20,680
Other non-segment items of income/(expense):
General and administrative	(2,262)	(3,643)	(10,284)	(11,290)
Advisory fee	(3,093)	(3,206)	(9,403)	(8,844)
Gain/(loss) on foreign currency transaction	—	37	4	265
Discount on Sale of Notes Receivable	(1,170)	(15)	(1,170)	(15)
Other income (expense)	2,462	1,215	4,475	2,186
Net income fee	—	(2,136)	—	(2,950)
Incentive fee	—	(904)	—	(909)
Litigation settlement	(1,414)	(130)	390	(130)
Equity in income (loss) of investees	(29)	71	232	283
Minority interest	1,254	336	1,286	(408)

Income (loss) from continuing operations	$(7,081)	$(5,798)	$(16,736)	$(1,132)

NOTE 10. DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2006 and 2005, income from discontinued operations relates to 18 properties ARI sold during 2005 and 7 properties ARI sold or held-for-sale in 2006. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Rental	$8,226	$4,428	$12,822	$15,031
Property operations	6,543	3,455	9,759	11,245

	1,683	973	3,063	3,786

Expenses:
Interest	1,566	1,486	3,808	5,577
Depreciation	589	174	854	712

	2,155	1,660	4,662	6,289
Income (loss) from discontinued operations	(472)	(687)	(1,599)	(2,503)

Gain on sale of real estate	2,713	22,559	6,194	37,671
Write-down of assets held-for-sale	—	—	—	—
Equity in gain on sale of real estate by equity investees	—	—	—	—

Income (loss) from discontinued operations	$2,241	$21,872	$4,595	$35,168

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

Partnership Obligations. ARI is the limited partner in 11 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of September 30, 2006 is approximately $2.3 million. ARI is a non-controlling general and limited partner in a real estate partnership and is obligated to fund approximately $1.9 million through September 30, 2006, for certain partnership obligations.

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

NOTE 12. SUBSEQUENT EVENTS

On October 13, 2006, the Company sold Oak Tree Square a 106,591 square foot apartment complex with 189 units located in Grandview, Missouri for $5.4 million. The company received $1.2 million and discharged $3.8 million in notes payable.

On or about October 25, 2006 ARI received approximate $30.0 million which represents a recovery of insurance proceeds related to the loss suffered as a result of Hurricane Katrina on August 29, 2005. The recent recovery brings the total ARI recovery as a result of Katrina to $49.2 million. These proceeds have been used to offset repair costs and loss of rents suffered as a direct result of Katrina as well as pay down debt associated with the three New Orleans properties and other debt owed by related parties. The company continues to negotiate with the insurance company for additional monies sought under the applicable insurance policy.

On October 27, 2006, the Company sold Williamsburg Hospitality House a 310,230 square foot hotel with 296 rooms located in Williamsburg, Virginia for $27.5 million. The Company received $10.3 million in cash and discharged a note payable of $16.5 million of which $5.8 million dollars was to an affiliated party.

In November 2006, Realty Advisors, Inc. (“RAI”), a privately owned affiliate of ARI acquired $1,820,000 shares, or approximately 34% of the outstanding common stock of SH Chemical Company Ltd. (“SH”). SH is a public company and its commons shares are traded on the Korean Stock Exchange under the symbol “002360”. The shares were acquired November 1-3, 2006. SH is headquartered in Seoul Korea. SH is a manufacturer of an expanded polystyrene (“EPS”) resin which is an expandable bead that contains an environmentally friendly blowing agent used for packaging and insulation board containers for agricultural and marine products. RAI funded the acquisition with a $7.5 million commercial bank loan and $7.7 million in cash. The loan is guaranteed by ARI and is secured by the SH common stock acquired, as well as 869,300 shares of common stock of TCI, a subsidiary owned by ARI.

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

Overview

The Company was organized in 1999. In August 2000, the Company acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”), the predecessor trust which became ART was organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

The Company is an externally advised real estate investment company that owns a diverse portfolio of residential apartment communities, office buildings, hotels and other commercial properties. The Company has a preeminent track record as a developer, completing the construction of 19 apartment properties comprising 4,300 units over the last three years. In addition, the Company owns a high-quality portfolio of land held for future development and continues to invest in well-located land tracts in high-growth markets primarily in Texas. The Company is an active buyer and seller and during 2006 acquired over $68 million and sold over $62 million of land and income-producing properties. As of September 30, 2006, the Company owned approximately 13,339 units in 72 residential apartment communities, 29 commercial properties comprising almost five million rentable square feet and 11 hotels containing a total of 1,571 rooms. In addition, at September 30, 2006, the Company owned 7,688 acres of land held for development and had almost 1,860 apartment units in nine projects under construction. The Company currently owns income-producing properties and land in 21 states as well as in Poland and the U.S. Virgin Islands. Prime Income Asset Management, LLC (“Prime”) is the Company’s contractual advisor. Regis Property Management, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. The Company engages various third-party companies to lease and manage its apartment properties.

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

Liquidity and Capital Resources

ARI reported a net loss of $14.2 million for the nine months ended September 30, 2006, which included the following non-cash charges and credits: depreciation and amortization from real estate held for investment of $20.2 million gain on sale of real estate of $17.8 million, equity in income of equity investees of $232,000, and gain on foreign currency transaction of $4,000. Net cash provided by operating activities amounted to $11.4 million for the nine months ended September 30, 2006, interest receivable increased by $2.2 million primarily due to fewer payments received, other assets decreased by $11.9 million primarily due to decreases in prepaid expenses and deposit accounts, interest payable increased by $10.6 million due to an increase of cash payments on ARI’s notes payable, and other liabilities increased by $7.2 million primarily due to an increase in accrued expenses.

Net cash used in investing activities of $63.1 million was primarily due to real estate improvements of $22.2 million, acquisitions of real estate of $87.9 million, earnest money deposits of $10.8 million and funding of notes receivable of $1.8 million. These outflows for investing activities were offset by the collection of $11.9 million on notes receivable and $40.9 million from the sale of real estate.

Net cash provided by financing activities of $43.7 million is comprised of proceeds received from the funding or refinancing of notes payable of $122.6 million offset by cash payments of $74.6 million to paydown existing notes payable.

In the first nine months of 2006, ARI purchased seven apartment developments, and fifteen parcels of unimproved land for a total of $91.4 million. ARI paid $18.4 million in cash, including various closing costs, and incurred $64.9 million in debt. ARI also expended $52.7 million on property construction. For the remainder of 2006, ARI expects to spend an additional $118.9 million on property construction projects, of which $94.3 million will be funded by debt.

In the first nine months of 2006, ARI sold fourteen land parcels and four apartment complexes for a total of $64.2 million, receiving $25.4 million in cash and discharging $28.9 million in debt.

In the first nine months of 2006, ARI financed or refinanced seven land parcels, three office buildings, one shopping center and one apartment for a total of $84.7 million, discharging $46.1 million in debt and receiving $25.5 million in cash.

ARI has margin arrangements with various financial institutions and brokerage firms which provide for borrowing up to 50 percent of the market value of ARI’s marketable equity securities. The borrowings under such margin arrangements are secured by equity securities of IORI and TCI and ARI’s trading portfolio, and bear interest rates ranging from 9.0 percent to 24.0 percent. Margin borrowing totaled $22.4 million at September 30, 2006.

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

Results of Operations

For the three and nine months ended September 30, 2006, ARI reported a net loss of $5.7 million and $14.2 million, respectively, as compared to net income of $15.4 million and a net income of $32 million for the three and nine months ended September 30, 2005, respectively. The primary factors contributing to ARI’s net loss are discussed in the following paragraphs.

Rents (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial	$15,133	$12,820	$44,180	$34,618
Apartments	22,632	20,981	67,482	60,256
Hotels	5,347	10,761	22,951	28,644
Land & Land Improvements	641	135	991	491
Restaurants	9,483	9,298	28,219	27,331
Other	30	7	508	41

	$53,266	$54,002	$164,331	$151,381

The overall increase in rents of $1.9 million for the nine months ended September 30, 2006 and 2005 is due to additional rental income from the completion of new apartment construction projects, commercial property acquisitions, and increased occupancy in commercial properties. Rent income is anticipated to continue to increase as new apartment construction projects come to completion.

Property Operations Expenses (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial	$9,643	$7,594	$27,312	$21,909
Apartments	14,185	13,943	41,157	38,473
Hotels	3,927	6,715	17,625	20,104
Land & Land Improvements	1,568	1,503	4,185	4,757
Restaurants	7,058	7,014	20,863	20,908
Other	98	195	(31)	208

	$36,479	$36,964	$111,111	$106,359

The overall increase in operations expense of $4.75 million for the nine months ended September 30, 2006 compared to 2005 is due to the addition of new apartments completed, and commercial property acquisitions.

Depreciation and Amortization (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial	$2,627	$1,159	$8,217	$6,297
Apartments	2,671	2,304	8,488	6,587
Hotels	1,022	967	2,560	2,356
Land & Land Improvements	5	—	5	—
Restaurants	259	314	926	934
Other	2	4	7	6

	$6,586	$4,748	$20,203	$16,180

The overall increase in depreciation expense of $4.0 million for the nine months ended September 30, 2006 compared to 2005 is due to the addition of new apartments completed, and commercial property acquisitions.

Mortgage and Loan Interest Expense (dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial	$4,238	$3,399	$12,543	$8,846
Apartments	7,470	7,697	23,514	21,971
Hotels	555	1,227	2,787	3,873
Land & Land Improvements	5,160	2,677	14,260	7,858
Restaurants	295	336	940	1,026
Other	1,293	1,000	3,866	3,138

	$19,011	$16,336	$57,910	$46,712

The overall increase in mortgage and loan interest expense of $11.1 million for the nine months ended September 30, 2006 compared to 2005 is due to new debt incurred from the completion of new apartment construction projects, acquisition of commercial properties, and additional interest from land loans due to new purchases.

A major contributing factor to the companies’ net loss of $14.2 million as compared to the net gain of $32.8 million for the nine months ended September 30, 2006 and 2005 respectively is due to a $16.6 million decrease in gain on land sales and $31.4 million decrease in gains on real estate sales compared to the prior period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Rental	$8,226	$4,428	$12,822	$15,031
Property operations	6,543	3,455	9,759	11,245

	1,683	973	3,063	3,786
Expenses:
Interest	1,566	1,486	3,808	5,577
Depreciation	589	174	854	712

	2,155	1,660	4,662	6,289
Loss from discontinued operations	(472)	(687)	(1,599)	(2,503)

Gain on sale of real estate	2,713	22,559	6,194	37,671
Write-down of assets held-for-sale	—	—	—	—
Equity in gain on sale of real estate by equity investees	—	—	—	—

Income (loss) from discontinued operations	$2,241	$21,872	$4,595	$35,168

The $11.1 million decrease in discontinued operations for the nine months ended September 30, 2006 compared to 2005 is due to the gain on the sale of two apartment complexes.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes, after the use of net operating loss carryforwards, in the first nine months of 2006 and the first nine months of 2005; therefore, it recorded no provision for income taxes.

At September 30, 2006, ARI had a net deferred tax asset of $115.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2006, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1 percent Increase In Base Rates
Notes payable:
Variable rate	$51,744	8.89%	$517

Total decrease in ARI’s annual net income			$517

Per share			$0.05

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation conducted, under the supervision and with the participation of ARI’s Acting Principal Executive Officer and principal accounting officer, of ARI’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. ARI’s Acting Principal Executive Officer and principal accounting officer concluded that ARI’s disclosure controls and procedures were effective at September 30, 2006.

There have been no changes in ARI’s internal controls over financial reporting during the quarter ending September 30, 2006, that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
July 2006	—	$—	—	129,493
August 2006	—	—	—	129,493
September 2006	—	—	—	129,493

Total	—	$—	—

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8 percent Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2006	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Acting Principal Executive Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith