Form 10-K
period 2006-12-31
AMERICAN REALTY INVESTORS INC
filed 2007-04-02
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $14,986,643 based upon a total of 1,746,695 shares held as of June 30, 2006 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 23, 2007, there were 10,892,372 shares of common stock outstanding, which includes 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

Documents Incorporated By Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described in Item 1A. “Risk Factors” beginning on page 8.

PART I

ITEM 1.	BUSINESS

American Realty Investors, Inc., a Nevada corporation (“ARI” or the “Company” or “we” or “us”), was organized in 1999, and in August 2000, through mergers into wholly-owned subsidiaries of ARI, acquired American Realty Trust, Inc., a Georgia corporation (“ART”), and National Realty LP, a Delaware limited partnership (“NRLP”). ART was the successor to a District of Columbia business trust organized July 14, 1961, to provide investors with a professionally managed, diversified portfolio of equity real estate and mortgage loan investments selected to provide opportunities for capital appreciation, as well as current income. The business trust merged into ART on June 24, 1988. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

On December 31, 2006, ARI subsidiaries owned 82.2% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. See Note 1 to the Consolidated Financial Statements. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At December 31, 2006, TCI owned 24.9% of Income Opportunity Realty Investors, Inc., (“IORI”) shares of common stock, and TCI owned 746,972 shares of common stock of ARI.

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

Business Plan and Investment Policy

ARI’s primary business is investing in equity interests in real estate (including equity securities of real estate-related entities), leases, joint venture development projects, and partnerships and, to a lesser extent, financing real estate and real estate activities through investments in mortgage loans, including first, wraparound and junior mortgage loans. Information regarding the real estate and mortgage notes receivable portfolios of ARI is set forth in ITEM 2. “PROPERTIES” NOTE 3. “NOTES AND INTEREST RECEIVABLE” and in Schedules III and IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” ARI has six operating segments: apartments, commercial properties, hotels, land ownership, quick-service restaurants, and notes receivable. For additional information, see NOTE 18 to the Consolidated Financial Statements.

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

ARI also pursues attractive development opportunities, focusing primarily on new construction or development, either directly or in a concerted effort with unaffiliated parties or affiliates. A summary of the properties under construction is set forth under ITEM 2. “PROPERTIES” below.

ARI also seeks to acquire properties consistent with its business objectives and strategies. ARI executes its acquisition strategy by purchasing properties which management believes will create stockholder value over the long-term. ARI will also sell properties when management believes value has been maximized or when a property is no longer considered an investment to be held long-term. During the year ended December 31, 2006, ARI, through its subsidiaries, acquired 51 properties and sold 25 properties.

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

ARI, through its interest in Milano Restaurants International Corporation (“Milano”), operated and franchised several quick-service restaurant concepts including pizzerias featuring pizza delivery, carryout and dine-in under the trademarks “Me-N-Ed’s Pizzerias,” “Me-N-Ed’s Slices,” and “Angelo & Vito’s Pizzerias,” (collectively “the Pizzerias”). In July 2003, ARI sold its interest in Milano to Gruppa Florentina, LLC (“Gruppa”), for $18.5 million, receiving $7.4 million in cash after debt assumption and providing purchase money financing of $2.3 million. ARI owns 20.0% of Gruppa, thereby retaining a 20.0% interest in Milano. In conjunction with this transaction, ARI had guaranteed $8.7 million of assumed debt and $7.5 million in new debt obtained by Gruppa. Due to the debt guarantees and ARI’s continuing ownership interest in Milano, management determined that the sale should be accounted for as a financing transaction. On November 27, 2006, Gruppa refinanced all of the notes payable at which time, ARI was released as the guarantor of all the above mentioned debt. The Company has determined that the sale was completed and recorded a gain of $1.9 million for the sale of its 80% interest in Gruppa. The Company accounts for its 20% interest in Gruppa using the equity method of accounting.

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

Management of the Company

Although the Board of Directors is directly responsible for managing the affairs of ARI and for setting the policies which guide it, its day-to-day operations are performed by Prime, a contractual advisor under the supervision of the Board. The duties of Prime include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage note investments and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with ARI’s business plan and investment policy decisions made by the Board. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the

Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime's business, including the rendering of advisory services and the investment decisions for Prime and for ARI. As of March 23, 2006, PIAMI, Prime’s parent, owned 1,437,208 shares of ARI’s common stock, approximately 14.1% of the shares then outstanding. Prime is more fully described in ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.”

Prime has been providing advisory services to ARI since October 1, 2003. Prime also serves as advisor to TCI. The officers of ARI are also officers of IORI, TCI, and Prime. The directors of ARI also serve as directors of TCI. The Chairman of the Board of Directors of ARI also serves as the Chairman of the Board of Directors of TCI and IORI. One other director of ARI also serves as a director of TCI and IORI. Affiliates of Prime have provided property management services to ARI. Currently, Triad Realty Services, Ltd. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide such property management services. Triad and Carmel subcontract with other entities for property-level management services. The general partner of Triad is BCM. The limited partner of Triad is Highland Realty Services, Inc. (“Highland”). Triad subcontracts the property-level management and leasing of 30 of ARI’s commercial properties (shopping centers, office buildings, and industrial warehouses) to Regis Realty I, LLC (“Regis I”) which is owned by Highland. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARI’s 10 hotels. The sole member of Regis I and Regis Hotel I, LLC is Highland. Carmel is owned by Regis I.

Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—The Advisor.”

ARI has no employees. Under the terms of the Advisory Agreement, employees of Prime render services to ARI.

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

At December 31, 2006, Milano owned and operated 60 pizza parlors under the trademarks “Me-N-Ed’s Pizzerias,” and “Angelo & Vito’s Pizzerias” (collectively “the Pizzerias”). The results achieved by Milano’s relatively small pizza parlor base may not be indicative of the results of a larger number of pizza parlors in a more geographically dispersed area. Because of Milano’s relatively small pizza parlor base, an unsuccessful pizza parlor has a more significant effect on Milano’s results of operations than would be the case in a company owning more pizza parlors. ARI owns a 20% equity interest in the Pizzerias.

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

ARI is leveraged and we may not be able to meet our debt service obligations.    ARI had total indebtedness at December 31, 2006 of approximately $1.25 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. ARI’s leveraged position makes it vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

Details of ARI’s and its subsidiaries’ real estate and mortgage notes receivable portfolios at December 31, 2006, are set forth in SCHEDULES III and IV, respectively, to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” The discussions set forth below under the headings “Real Estate” and “Mortgage Loans” provide certain summary information concerning ARI’s real estate and mortgage notes receivable portfolios.

At December 31, 2006, no single asset accounted for 10.0% or more of total assets. At December 31, 2006, 85.2% of ARI’s assets consisted of real estate, and 3.5% consisted of notes and interest receivable. The remaining 11.3% of ARI’s assets were cash, cash equivalents, marketable equity securities, restaurant equipment, investments in equity investees, goodwill and other intangibles, and other assets. The percentage of assets invested in any one category is subject to change and no assurance can be given that the composition of ARI’s assets in the future will approximate the percentages listed above.

ARI’s real estate is geographically diverse with concentrations in the Southwest, Southeast, and Midwest regions. At December 31, 2006, ARI’s real estate was located in all geographic regions of the continental United States, other than the Northeast region, as shown more specifically in the table under “Real Estate” below. ARI also holds mortgage notes receivable secured by real estate located in the Southwest, Pacific, and Midwest regions of the continental United States. See SCHEDULE IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for a detailed description of ARI’s notes receivable portfolio.

Real Estate

At December 31, 2006, 85.2% of ARI’s assets were invested in real estate and the equity securities of IORI and other equity investees. ARI invests in real estate located throughout the continental United States, either on a leveraged or non-leveraged basis. ARI’s real estate portfolio consists of properties held for investment, properties held for sale, investments in partnerships, and investments in equity investees.

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

At December 31, 2006, ARI had the following properties under construction.

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bolivar Homes	Cleveland, MS	65 Units	$1,218	$7,390	$1,300
Broadway Estates	Greenville, MS	104 Units	788	7,569	850
Lago Vista	Farmers Branch, TX	212 Units	5,091	21,359	2,079
Laguna Vista	Farmers Branch, TX	206 Units	9,969	11,137	17,741
Legends of El Paso	El Paso, TX	240 Units	6,430	15,461	14,988
Mason Park	Houston, TX	312 Units	1,991	17,409	3,349
Mission Oaks	San Antonio, TX	228 Units	14,241	(2,266)	11,376
Parc at Clarksville	Clarksville, TN	206 Units	889	13,002	5,624
Parc at Maumelle	Maumelle, AR	240 Units	12,419	5,782	13,015
Parc at Metro Center	Nashville, TN	144 Units	4,373	6,768	8,340
Parc at Rogers	Rogers, AR	152 Units	973	19,852	3,563
Pecan Pointe	Temple, TX	232 Units	1,991	14,846	180
Sunflower Estates	Indianola, MS	65 Units	755	7,674	810
Yazoo Estates	Yazoo City, MS	96 Units	31	8,314	835

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

The Company’s three office buildings in downtown New Orleans suffered extensive damage from Hurricane Katrina. Management has worked with the Company’s insurance carriers to finalize all related claims. Repairs have nearly been completed for the Amoco and 1010 Common buildings. The building at 225 Baronne is not open and few repairs have been completed. ARI intends to redevelop 225 Baronne as an urban residential facility, which it considers the best and most profitable use of the property. In August 2006, to facilitate the marketability of the property, ARI acquired the Clarke Garage and 305 Baronne for approximately $14.0 million to provide additional parking and retail for the residential development.

The following table sets forth the percentages, by property type and geographic region, of owned real estate (excluding 92 parcels of improved and unimproved land, a hotel in Wroclaw, Poland, and a single-family residence, described below) at December 31, 2006.

Region	Apartments	Commercial Properties	Hotels
Midwest	8%	18%	33%
Mountain	—	13	11
Pacific	—	—	45
Southeast	7	35	11
Southwest	85	34	—

	100%	100%	100%

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

A summary of the activity in the owned real estate portfolio during 2006 is as follows:

Owned properties at January 1, 2006	212
Properties purchased (excluding additions to existing land parcels)	44
Properties added from consolidation of partnerships	—
Properties sold (excluding partial sales)	(20)

Owned properties at December 31, 2006	236

Operating Properties.    Set forth below are ARI’s operating properties and the monthly rental rate for apartments, the average annual rental rate for commercial properties, the average daily room rate and room revenue divided by total available rooms for hotels, and occupancy at December 31, 2006, 2005 and 2004 for apartments and commercial properties and average occupancy during 2006, 2005, and 2004 for hotels.

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2006	2005	2004	2006	2005	2004
Apartments
4400	Midland, TX	92 Units/94,472 Sq. Ft.	$.60	$.55	$.51	94%	97%	97%
Anderson Estates	Oxford, MS	48 Units/71,760 Sq. Ft.	.49	*	*	98	*	*
Arbor Point	Odessa, TX	195 Units/178,920 Sq. Ft.	.54	.50	.47	96	92	90
Arlington Place	Pasadena, TX	230 Units/205,476 Sq. Ft.	.76	.76	.76	93	96	97
Ashton Way	Midland, TX	178 Units/138,964 Sq. Ft.	.53	.48	.45	96	96	95
Autumn Chase	Midland, TX	64 Units/58,652 Sq. Ft.	.68	.61	.57	100	95	98
Bay Walk	Galveston, TX	192 Units/153,120 Sq. Ft.	.75	.75	.75	91	94	90
Blue Lake Villas	Waxahachie, TX	186 Units/169,746 Sq. Ft.	.95	.93	.91	95	95	90
Blue Lake Villas II	Waxahachie, TX	70 Units/69,768 Sq. Ft.	.81	.79	*	94	99	*
Bluffs at Vista Ridge	Lewisville, TX	272 Units/257,432 Sq. Ft.	.99	.98	*	95	89	*
Breakwater Bay	Beaumont, TX	176 Units/145,688 Sq. Ft.	.98	.94	.93	96	99	87
Bridges on Kinsey	Tyler, TX	232 Units/209,888 Sq. Ft.	.91	.87	*	100	98	*
Bridgestone	Friendswood, TX	76 Units/65,519 Sq. Ft.	.74	.74	.74	95	96	96
Capitol Hill	Little Rock, AR	156 Units/151,116 Sq. Ft.	.77	.76	.88	94	98	70
Château	Bellevue, NE	115 Units/99,220 Sq. Ft.	.74	.74	.73	92	91	86
Château Bayou	Ocean Springs, MS	122 Units/105,536 Sq. Ft.	.74	.70	.67	100	100	94
Courtyard	Midland, TX	133 Units/111,576 Sq. Ft.	.56	.49	.47	99	96	94
Coventry	Midland, TX	120 Units/105,608 Sq. Ft.	.58	.51	.45	98	98	96
Dakota Arms	Lubbock, TX	208 Units/178,776 Sq. Ft.	.88	.88	*	99	93	*
David Johnson Phase II	Greenwood, MS	32 Units/27,840 Sq. Ft.	.35	*	*	100	*	*
David Johnson Phase III	Greenwood, MS	40 Units/35,240 Sq. Ft.	.41	*	*	95	*	*
DeSoto Ranch	DeSoto, TX	248 Units/240,718 Sq. Ft.	.96	.97	.95	92	96	98

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2006	2005	2004	2006	2005	2004
Apartments (Continued)
El Chapparal	San Antonio, TX	190 Units/174,220 Sq. Ft.	.79	.76	.75	89	93	94
Fairway View Estates	El Paso, TX	264 Units/204,000 Sq. Ft.	.69	.67	.65	95	95	90
Fairways	Longview, TX	152 Units/134,176 Sq. Ft.	.63	.61	.59	93	91	96
Falcon Lakes	Arlington, TX	284 Units/207,960 Sq. Ft.	.97	.97	.96	97	96	94
Fountain Lake	Texas City, TX	166 Units/161,220 Sq. Ft.	.62	.62	.62	90	92	86
Fountains of Waterford	Midland, TX	172 Units/129,200 Sq. Ft.	.69	.61	.55	95	96	96
Foxwood	Memphis, TN	220 Units/212,000 Sq. Ft.	.61	.61	.61	88	95	83
Governor’s Square	Tallahassee, FL	169 Units/146,550 Sq. Ft.	.70	.69	.73	97	98	95
Harper’s Ferry	Lafayette, LA	122 Units/112,500 Sq. Ft.	.65	.61	.61	98	98	95
Heather Creek	Mesquite, TX	200 Units/170,212 Sq. Ft.	.96	.95	.94	97	94	93
Hunters Glen	Midland, TX	260 Units/174,180 Sq. Ft.	.51	.45	.42	100	100	93
Island Bay	Galveston, TX	458 Units/374,784 Sq. Ft.	.84	.84	.83	88	94	93
Kingsland Ranch	Houston, TX	398 Units/350,574 Sq. Ft.	.96	.96	*	91	97	*
Laguna Vista	Dallas, TX	202 Units/188,009 Sq. Ft.	.31	*	*	16	*	*
Lake Forest	Houston, TX	240 Units/193,872 Sq. Ft.	.97	.97	*	93	95	*
Leflore Estates	Greenwood, MS	104 Units/94,256 Sq. Ft.	.39	*	*	98	*	*
Limestone Canyon	Austin, TX	260 Units/216,000 Sq. Ft.	1.06	1.06	1.06	90	94	96
Limestone Ranch	Lewisville, TX	252 Units/219,600 Sq. Ft.	.98	.97	.95	93	94	95
Marina Landing	Galveston, TX	256 Units/205,504 Sq. Ft.	.83	.83	.83	90	97	92
Mariposa Villas	Dallas, TX	216 Units/199,656 Sq. Ft.	.90	.89	.89	95	92	95
Mediterranean Villas	San Antonio, TX	140 Units/158,960 Sq. Ft.	.60	.58	.56	85	99	92
Mission Oaks	San Antonio, TX	228 Units/195,716 Sq. Ft.	.88	*	*	87	*	*
Monticello Estates	Monticello, AR	32 Units/27,840 Sq. Ft.	.39	*	*	94	*	*
Mountain Plaza	El Paso, TX	188 Units/220,710 Sq. Ft.	.59	.54	.52	82	97	90
Oak Park IV	Clute, TX	108 Units/78,708 Sq. Ft.	.56	.56	.56	92	93	93
Paramount Terrace	Amarillo, TX	181 Units/123,840 Sq. Ft.	.64	.62	.61	97	96	91
Parc at Maumelle	Little Rock, AR	240 Units/208,800 Sq. Ft.	.89	*	*	78	*	*
Parc at Metro	Nashville, TN	144 Units/130,338 Sq. Ft.	.44	*	*	64	*	*
Quail Oaks	Balch Springs, TX	131 Units/72,848 Sq. Ft.	.85	.83	.83	86	97	95
River Oaks	Wylie, TX	180 Units/164,604 Sq. Ft.	.90	.96	.86	94	95	95
Riverwalk I	Greenville, MS	32 Units/27,840 Sq. Ft.	.38	*	*	100	*	*
Riverwalk II	Greenville, MS	72 Units/63,520 Sq. Ft.	.47	*	*	94	*	*
Sendero Ridge	San Antonio, TX	384 Units/340,880 Sq. Ft.	1.03	.95	1.02	93	90	94
Somerset	Texas City, TX	200 Units/163,368 Sq. Ft.	.68	.68	.68	90	92	85
Southgate	Odessa, TX	180 Units/151,656 Sq. Ft.	.58	.51	.46	98	95	98
Spy Glass	Mansfield, TX	256 Units/239,264 Sq. Ft.	.98	.97	.96	95	93	92
Stonebridge at City Park	Houston, TX	240 Units/207,424 Sq. Ft.	.97	.97	*	94	96	*
Sunchase	Odessa, TX	300 Units/223,048 Sq. Ft.	.59	.54	.51	94	96	97
Tivoli	Dallas, TX	190 Units/168,862 Sq. Ft.	.97	.96	.95	95	93	92
Treehouse	Irving, TX	160 Units/153,072 Sq. Ft.	.80	.80	.80	86	95	96
Verandas at City View	Fort Worth, TX	314 Units/295,170 Sq. Ft.	.94	.92	.92	97	96	93
Villa Del Mar	Wichita, KS	162 Units/128,004 Sq. Ft.	.64	.62	.62	90	91	89
Villager	Ft. Walton, FL	33 Units/22,840 Sq. Ft.	.92	.88	.79	100	97	100
Vistas at Pinnacle Park	Dallas, TX	332 Units/276,928 Sq. Ft.	.94	.93	.91	94	93	96

Property	Location	Units/Square Footage	Rent Per Square Foot			Occupancy %
			2006	2005	2004	2006	2005	2004
Apartments (Continued)
Vistas at Vance Jackson	San Antonio, TX	240 Units/196,272 Sq. Ft.	1.02	.72	*	97	94	*
Westwood	Mary Ester, FL	120 Units/93,000 Sq. Ft.	.97	.83	.74	100	99	100
Westwood	Odessa, TX	79 Units/49,001 Sq. Ft.	.60	.54	.46	92	100	91
Whispering Pines	Topeka, KS	320 Units/299,264 Sq. Ft.	.57	.55	.55	92	91	91
Wildflower Villas	Temple, TX	220 Units/201,536 Sq. Ft.	.90	.85	*	90	92	*
Willow Creek	El Paso, TX	112 Units/103,140 Sq. Ft.	.62	.59	.58	91	97	97
Windsong	Ft. Worth, TX	188 Units/169,464 Sq. Ft.	.92	.90	.89	89	96	91
Woodlake	Carrollton, TX	256 Units/210,208 Sq. Ft.	.87	.87	.87	93	94	92
Woodview	Odessa, TX	232 Units/165,840 Sq. Ft.	.61	.56	.53	96	96	93

Office Buildings
1010 Common	New Orleans, LA	494,579 Sq. Ft.	14.08	14.09	14.08	77	85	84
225 Baronne	New Orleans, LA	416,834 Sq. Ft.	10.43	10.62	10.70	47	68	69
305 Baronne	New Orleans, LA	37,087 Sq. Ft.	4.64	*	*	90	*	*
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	20.67	21.88	*	92	88	*
Amoco	New Orleans, LA	378,244 Sq. Ft.	14.02	13.78	13.66	74	72	69
Cooley Building	Farmers Branch, TX	27,000 Sq. Ft.	14.00	13.63	12.63	50	100	100
Durham Center	Durham, NC	207,171 Sq. Ft.	17.00	16.60	17.73	66	55	83
Eton Square	Tulsa, OK	222,654 Sq. Ft.	10.70	10.51	11.09	90	60	75
Executive Court	Memphis, TN	41,840 Sq. Ft.	4.23	4.51	8.00	0	10	*
Forum	Richmond, VA	79,791 Sq. Ft.	13.96	13.86	13.68	90	90	76
Four Hickory Centre	Farmers Branch, TX	226,911 Sq. Ft.	20.00	18.41	18.70	43	11	4
GNB	Farmers Branch, TX	200,000 Sq. Ft.	***	*	*	***	*	*
Lexington Center	Colorado Springs, CO	74,603 Sq. Ft.	11.20	10.88	10.56	39	58	58
One Hickory Centre	Farmers Branch, TX	102,615 Sq. Ft.	11.16	*	*	100	*	*
Park West	Farmers Branch, TX	243,416 Sq. Ft.	16.97	10.00	*	64	0	*
Parkway North	Dallas, TX	71,041 Sq. Ft.	14.55	15.26	16.58	69	31	60
Signature Building	Dallas, TX	56,532 Sq. Ft.	10.42	10.00	**	100	100	**
Two Hickory Centre	Farmers Branch, TX	96,127 Sq. Ft.	20.63	18.29	21.47	97	89	100
University Square	Anchorage, AK	22,260 Sq. Ft.	20.00	19.73	14.64	81	77	100
Westgrove Air Plaza	Addison, TX	78,326 Sq. Ft.	11.29	11.29	12.68	76	79	74

Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000 Sq. Ft.	2.85	2.85	2.85	100	100	100
Addison Hangar	Addison, TX	23,650 Sq. Ft.	7.80	7.83	7.54	100	100	67
Addison Hangar II	Addison, TX	29,000 Sq. Ft.	7.72	9.05	9.24	100	100	92
Clarke Garage	New Orleans, LA	6,869 Sq. Ft.	11.15	*	*	70	*	*
Encon	Fort Worth, TX	256,410 Sq. Ft.	2.80	2.93	3.12	0	100	100
Space Center	San Antonio, TX	101,500 Sq. Ft.	3.36	3.36	3.41	61	61	61

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7.63	7.23	6.97	88	89	89
Cross County Mall	Mattoon, IL	304,575 Sq. Ft.	6.00	5.59	5.44	74	88	88
Cullman	Cullman, AL	92,466 Sq. Ft.	5.08	5.15	3.55	48	27	27
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	5.75	5.92	5.91	48	53	64
Fruitland Park	Fruitland, FL	6,722 Sq. Ft.	7.23	*	*	100	*	*
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	5.97	5.95	*	94	93	*

Merchandise Mart
Denver Mart	Denver, CO	320,466 Sq. Ft.	17.00	18.56	11.75	94	95	92

Single Family Residence
Tavel Circle	Dallas, TX	2,271 Sq. Ft.

*	Property was purchased or constructed.
**	Not applicable data. ARI sold the Signature Athletic Club in November 2004, but retained the Signature Building.
***	Property is unoccupied.

			Average Room Rate			Occupancy %			Total Room Revenues Divided By Total Available Rooms
Property	Location	Rooms	2006	2005	2004	2006	2005	2004	2006	2005	2004
Hotels
Akademia	Wroclaw, Poland	165 Rooms	$87.21	$63.00	$55.33	62%	73%	65%	$81.34	$45.09	$35.98
Château Inn	Fresno, CA	78 Rooms	77.16	71.88	63.42	64	60	58	64.10	43.01	36.52
City Suites	Chicago, IL	45 Rooms	168.24	144.21	126.29	64	63	58	108.50	96.18	71.60
Comfort Inn	Denver, CO	161 Rooms	67.89	56.10	56.10	55	55	55	55.37	35.49	30.80
Ocean Beach	Virginia Beach, VA	110 Rooms	120.92	120.26	108.92	38	48	65	37.80	57.62	70.56
Picadilly Airport	Fresno, CA	185 Rooms	90.14	81.15	79.25	64	62	63	63.93	53.49	50.50
Picadilly Shaw	Fresno, CA	194 Rooms	95.48	83.46	81.19	63	66	69	63.26	59.01	58.10
Picadilly University	Fresno, CA	190 Rooms	82.31	77.68	68.21	55	57	63	54.73	44.19	43.03
The Majestic	Chicago, IL	55 Rooms	177.11	151.17	129.64	57	52	52	102.34	75.50	65.91
Willows	Chicago, IL	52 Rooms	167.47	141.10	119.84	59	57	57	98.19	86.14	67.62

Occupancy presented above and throughout this ITEM 2. is without reference to whether leases in effect are at, below, or above market rates.

In 2006, ARI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
Apartments
Anderson Estates	Oxford, MS	48 Units	$1,144	$148	$996	9.50	%(1)	12/07
David Jordan Phase II	Greenwood, MS	32 Units	743	98	645	8.50	(1)	4/07
David Jordan Phase III	Greenwood, MS	40 Units	812	122	690	8.75	(1)	7/07
Leflore Estates	Greenwood, MS	104 Units	2,114	337	1,777	7.00	(1)	2/07
Monticello III Estates	Monticello, AR	32 Units	644	96	548	7.00		1/07
Riverwalk Phase I	Greenwood, MS	32 Units	455	99	356	8.50		2/07
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	226	1,358	8.25	(1)	2/07

			7,496	1,126	6,370

Land
Bolivar Estates	Bolivar City, MS	24.8 Acres	650	649	—	—		—
Broadway Estates	Broadway City, MS	12.2 Acres	210	222	—	—		—
Carmichael Tract	Greenwood, MS	6.0 Acres	290	364	—	—		—
Castleglen	Garland, TX	10.6 Acres	723	690	—	—		—
Circle C Ranch	Austin, TX	1,092 Acres	25,569	—	25,569	8.75	(1)	3/07
Copperridge Condo #114	Dallas, TX	1 Unit	53	54	—	—		—
Copperridge Condo #211	Dallas, TX	1 Unit	41	41	—	—		—
Copperridge Condo #323	Dallas, TX	1 Unit	42	40	—	—		—
Creekside Land	Ft. Worth, TX	30.1 Acres	2,105	2,097	—	—		—
Crowley Land	Ft. Worth, TX	24.9 Acres	1,500	6	—	—		—
Dedeaux Road	Gulfport, MS	9.9 Acres	1,500	—	1,520	—		—
Ewing Land	Addison, TX	16.7 Acres	15,361	3,444	10,752	5.50		12/09
Forney Land	Forney, TX	34.8 Acres	3,945	3,926	—	—		—
Galleria East/Showcase	Dallas, TX	15.0 Acres	25,161	7,106	18,362	6.00		12/07
GNB Land	Farmers Branch, TX	45.5 Acres	9,800		10,000	—		—
Keller Springs Lofts	Addison, TX	1.7 Acres	698	—	690	8.25		10/07
Kinwest/Hackberry Creek Office Park	Irving, TX	7.9 Acres	1,737	101	1,580	10.25		10/07
Lincoln Estates II	Carthage, MS	18.0 Acres	32	32	—	—		—
Longfellow	Longview, TX	13.7 Acres	696	719	1,345	10.25		5/08
Milner Tract	Greenwood, MS	14.0 Acres	392	—	487	8.50		1/07
Parc at Clarksville	Clarksville, TN	10.4 Acres	541	—	547	8.00		8/07
Parkway Estates	Greenwood, MS	20.1 Acres	682	364	487	8.50		1/07
Pecan Pointe	Temple, TX	12.7 Acres	1,198	1,195	1,650	8.25		12/07
Pioneer Crossing	Travis County, TX	38.5 Acres	614	614	—	—		—
RB Land	Dallas, TX	86.1 Acres	668	673	—	—		—
Ridgepoint Drive	Irving, TX	.6 Acres	179	172	—	—		—
Ritchie Road	Waco, TX	350.0 Acres	2,677	897	1,735	8.61		9/07
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050	949	—	—		—
Southwood Plantation	Tallahassee, FL	14.5 Acres	1,150	477	748	8.50	(1)	2/07
Sunflower Estates	Sunflower City, MS	18.7 Acres	187	212	—	—		—
Texas Land Plaza	Irving, TX	10.3 Acres	1,646	429	1,069	8.25		12/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673	1,892	3,038	8.50	(1)	2/07
Valwood Park	Farmers Branch, TX	11.6 Acres	1,422	—	—	—		—
Waco 42	Waco, TX	42.8 Acres	531	112	398	8.00		5/07
Waco Swanson/Ritchie Road	Waco, TX	350.0 Acres	2,677	897	1,735	—		9/09
WindMill Farms	Kaufman County, TX	3,035.5 Acres	52,038	—	39,053	9.25		11/09
Woodmont Fairway Office	Dallas, TX	5.8 Acres	3,833	1,014	3,000	8.25	(1)	1/07
Woodmont Galleria West	Farmers Branch, TX	7.1 Acres	5,846	808	5,230	9.25		12/07
Woodmont Galleria West	Farmers Branch, TX	1.9 Acres	1,604	184	1,475	9.25		12/07
Woodmont Merit Drive	Dallas, TX	9.3 Acres	4,560	1,868	2,964	8.00		3/07
Yazoo Estates	Yazoo City, MS	15.1 Acres	120	213	—	—		—

			178,401	32,461	133,434

Office Buildings
305 Baronne & 217 Rampart	New Orleans, LA	49,000 Sq. Ft.	3,985	3,483	—	—		—
Clark Garage	New Orleans, LA	7,877 Sq. Ft.	9,925	564	9,025	9.25		6/07
GNB Building	Farmers Branch, TX	200,000 Sq.Ft.	5,200	—	—	—		—

			19,110	4,047	9,025

			$205,007	$37,634	$148,829

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”

In 2006, ARI sold the following properties:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Apartments
Apple Lane	Lawrence, KS	75 Units	$2,600	$1,173	$1,290	$1,589
Oak Tree Square Apartments	Grandview, MO	189 Units	5,480	1,289	3,802	3,982
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Timbers on Broadway	Tyler, TX	180 Units	3,500	—	2,224	1,124
Williamsburg Hotel	Williamsburg, VA	296 Units	27,500	10,308	16,597	10,506
Will-O-Wick Gardens	Pensacola, FL	152 Units	6,500	2,806	2,827	3,049

			48,330	16,214	28,931	20,682

Land
Chase Oaks	Plano, TX	1.8 Acres	555	503	—	340
Elm Fork	Carrollton, TX	27.6 Acres	3,500	(827)	2,800	—
Elm Fork	Carrollton, TX	8.5 Acres	1,674	(755)	1,135	—
Elm Fork Land	Carrollton, TX	25.3 Acres	4,417	591	3,551	2,608
Fruitland Land	Fruitland, FL	3.9 Acres	1,550	1,462	—	1,279
Hollywood Casino	Farmers Branch, TX	10.5 Acres	3,225	1,207	—	1,411
Hollywood Casino	Farmers Branch, TX	3.4 Acres	2,006	1,087	900	1,579
Mandahl Bay	U.S. Virgin Islands	1.5 Acres	525	265	213	236
McKinney Ranch Land	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,389
McKinney Ranch Land	McKinney, TX	44.5 Acres	10,289	10,031	—	5,292
Metro Land	Nashville, TN	1.2 Acres	215	—	160	144
Nashville	Nashville, TN	2.4 Acres	462	—	429	323
Nashville	Nashville, TN	16.4 Acres	2,512	—	2,416	1,700
Stagliano	Farmers Branch, TX	3.1 Acres	1,373	187	—	715
Vineyards II	Grapevine, TX	1.5 Acres	1,272	429	745	578
Vista Ridge Land	Lewisville, TX	14.5 Acres	2,526	2,355	—	870
Vista Ridge Land	Lewisville, TX	18.9 Acres	4,950	2,996	1,669	2,765
Vista Ridge Land	Lewisville, TX	3.8 Acres	755	698	—	306
Woodmont Group I & II	Addison, TX	4.9 Acres	3,648	1,518	1,806	1,129

			62,045	27,751	25,875	24,664

			$110,375	$43,965	$54,806	$45,346

In 2006, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred		Debt Discharged	Net Cash Received	Interest Rate	Maturity Date
Apartments
4400	Midland, TX	92 Units	$2,825		$945	$2,686	6.75%	1/37
Ashton Way	Midland, TX	178 Units	2,600		945	2,474	6.75	1/37
Hunters Glen	Midland, TX	212 Units	2,475		1,804	421	7.23	2/07
Woodview.	Odessa, TX	232 Units	5,229		1,839	1,123	6.75	1/37

			13,129		5,533	6,704

Office Buildings
Cooley Bldg. .	Farmers Branch, TX		3,045		—	470	—	—
Forum OB	Richmond, VA	79,791 Sq. Ft.	6,000		4,721	1,152	7.75	7/07
Two Hickory	Farmers Branch, TX	96,127 Sq. Ft.	9,500		7,257	74	7.03	9/07
University Square	Anchorage, AK	20,715 Sq. Ft.	1,360		1,068	271	8.25	5/07

			19,905		13,046	1,967

Shopping Centers
Cross County Mall	Mattoon, IL	307,266 Sq. Ft.	9,500		4,399	4,773	7.18	7/07

			9,500		4,399	4,773

Land
Diplomat Tract I	Farmers Branch, TX	3.9 Acres	309		—	293	10.25	5/08
Diplomat Tract II	Farmers Branch, TX	4.1 Acres	321		—	304	10.25	5/08
Diplomat Tract III	Farmers Branch, TX	3.7 Acres	293		—	278	10.25	5/08
Elm Fork	Carrollton, TX	69.4 Acres	6,500		3,805	2,015	9.25	7/07
Hutton Tract	Farmers Branch, TX	2.4 Acres	281		—	265	10.25	5/08
LaDue/Walker	Farmers Branch, TX	99.0 Acres	13,948		—	333	10.25	5/08
Nashville	Nashville, TN	100.9 Acres	2,500		—	2,500	12.50	5/07
Nashville Land	Nashville, TX	82.2 Acres	6,500		2,776	3,561	7.50	7/07
Palmer Lane	Austin, TX	367.4 Acres	14,000		14,300	(893)	8.50	8/07
Payne I Land	Las Colinas, TX	109.9 Acres	5,683		—	5,591	9.00	12/07
Pioneer Crossing	Austin, TX	235.0 Acres	11,750	(3)	4,000	—	12.50	4/07
Wells Fargo Foothills	Kaufman County, TX	2,764.0 Acres	6,440		—	6,156	10.25	5/08
Wells Fargo Foothills	Valley Ranch, TX	68.0 Acres	7,323		—	7,014	10.25	5/08
West End Land	Dallas, TX	5.3 Acres	9,000		2,000	6,079	8.00	3/07

			84,848		26,881	33,496

			$127,382		$49,859	$46,940

Land Properties.    Set forth below are ARI’s land properties, consisting of both improved and unimproved land:

Property	Location	Acres
1013 Common	New Orleans, LA	0.4
2301 Valley Branch	Farmers Branch, TX	23.8
Alliance 8	Tarrant County, TX	8.0
Alliance 52	Tarrant County, TX	51.9
Alliance Airport	Tarrant County, TX	12.7
Backlick	Springfield, VA	4.0
Bolivar Estates	Bolivar County, MS	24.8
Bonneau	Dallas County, TX	8.4
Broadway Estates	Broadway County, MS	12.3
Castleglen	Garland, Dallas County, TX	10.6
Centura	Farmers Branch, TX	8.8
Chase Oaks	Plano, TX	10.0
Circle C Ranch	Austin, TX	1,092.0
Cooks Lane	Ft. Worth, TX	23.2
Creekside Land	Ft. Worth, TX	30.1
Crowley Land	Ft. Worth, TX	24.9
Croslin	Dallas County, TX	0.8
Dalho	Farmers Branch, TX	3.4
Denton	Denton, TX	25.9
Dedeaux Road	Gulfport, MS	10.0
Denton—Andrew B	Denton, TX	22.9
Denton—Andrew C	Denton, TX	5.2
Denton-Coonrod	Denton, TX	82.2
DeSoto	DeSoto, TX	21.9
Diplomat Drive	Farmers Branch, TX	11.7
Dominion	Dallas, TX	14.4
Elm Fork	Denton County, TX	44.0
Ewing 8	Addison, TX	16.8
Fiesta	San Angelo, TX	0.7
Folsom	Dallas, TX	36.8
Fort Wayne	Fort Wayne, IN	18.9
Forney Land	Kaufman County, TX	34.9
Fruitland	Fruitland Park, FL	0.7
Hollywood Casino	Farmers Branch, TX	29.0
GNB Land	Farmers Branch, TX	45.5
HSM	Farmers Branch, TX	6.2
JHL Connell	Carrollton, TX	3.9
Katrina	Palm Desert, CA	22.4
Kaufman Cogen	Kaufman County, TX	2,567.0
Kaufman Taylor	Kaufman County, TX	31.0
Keenan Bridge	Farmers Branch, TX	7.5
Keller Springs Lofts	Addison, TX	1.8
Kelly Lots	Collin County, TX	0.8
Kinwest /Hackberry Creek Office Park	Irving, TX	8.0
Lacy Longhorn	Farmers Branch, TX	17.1
Lakeshore Villas	Humble, TX	1.4
Lamar/Parmer	Austin, TX	17.1
Las Colinas	Las Colinas, TX	1.6

Property	Location	Acres
Las Colinas	Las Colinas, TX	4.7
LCLLP	Las Colinas, TX	41.2
Leone	Irving, TX	8.2
Limestone Canyon	Austin, TX	10.0
Lincoln Estates	Carthage, MS	18.0
Longfellow Land	Longview, TX	13.7
Lubbock	Lubbock, TX	2.9
Luna Road	Farmers Branch, TX	2.6
Mandahl Bay	US Virgin Islands	109.2
Manhattan	Farmers Branch, TX	108.9
Mansfield	Mansfield, TX	21.9
Marine Creek	Ft. Worth, TX	43.3
Mason Park	Houston, TX	18.0
Mason/Goodrich	Houston, TX	17.2
McKinney 36	Collin County, TX	34.6
McKinney Corners	Collin County, TX	18.5
McKinney Ranch	McKinney, TX	264.3
Meloy	Kent, OH	54.2
Mendoza	Dallas County, TX	0.4
Mira Lago	Farmers Branch, TX	4.2
Nashville ARI	Nashville, TN	81.2
Nashville TCI	Nashville, TX	6.2
Pac Trust	Farmers Branch, TX	7.1
Palmer Lane	Austin, TX	367.4
Pantaze	Dallas, TX	6.0
Parc at Clarksville	Clarksville, TN	10.4
Parkway Estates	Greenwood, MS	20.1
Payne I	Las Colinas, TX	109.9
Payne II	Las Colinas, TX	39.9
Pecan Pointe	Temple, TX	12.8
Pioneer Crossing	Austin, TX	400.1
Pioneer Crossing	Travis County, TX	38.5
Pulaski	Pulaski County, AR	21.9
Railroad	Dallas, TX	.3
RB Land	1701 East Beltline Road	86.2
Ridgepoint Drive	Irving, TX	0.6
Ritchie Road	Waco, TX	350.0
Rochelle I	Las Colinas, TX	10.1
Rochelle II	Las Colinas, TX	21.3
Rogers	Rogers, AR	20.1
Seminary West	Ft. Worth, TX	5.4
Senlac	Farmers Branch, TX	11.9
Senlac Hutton	Farmers Branch, TX	5.9
Senlac VHP	Farmers Branch, TX	4.0
Sheffield Village	Grand Prairie, TX	13.9
Siskiyou	Siskiyou County, CA	20.7
Sladek	Travis County, TX	63.3
Southwood Plantation	Tallahassee, FL	13.0
Southwood Plantation	Tallahassee, FL	14.5
Sunflower Estates	Sunflower County, MS	18.7

Property	Location	Acres
Texas Land Plaza	Irving, TX	10.3
Thompson	Farmers Branch, TX	4.0
Thompson II	Dallas County, TX	3.3
Tomlin	Farmers Branch, TX	9.2
Valley Ranch	Irving, TX	29.9
Valley Ranch 20	Irving, TX	20.0
Valley View 34	Farmers Branch, TX	33.9
Valwood	Dallas County, TX	223.4
Valwood Park	Farmers Branch, TX	11.6
Vineyards II	Grapevine, TX	8.1
Vineyards (Grapevine)	Grapevine, TX	11.2
Vista Ridge	Lewisville, TX	5.2
Waco 42	Waco, TX	42.8
Walker	Dallas County, TX	147.1
West End	Dallas, TX	5.3
Whorton	Benton County, AR	79.7
Wilmer 88	Dallas, TX	87.6
Windmill Farms	Kaufman County, TX	3,035.5
Woodmont Fairway	Dallas, TX	5.9
Woodmont Galleria East	Dallas, TX	15.0
Woodmont Galleria West	Farmers Branch, TX	9.2
Woodmont Merit Drive	Dallas, TX	9.3
Yazoo Estates	Yazoo County, MS	15.1

		10,857.4

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

Types of Properties Subject to Mortgages.    The types of properties securing mortgage notes receivable at December 31, 2006, consisted of four commercial buildings, unimproved land and partnership interests. The type of properties subject to mortgages in which ARI invests may be altered without a vote of stockholders.

As of December 31, 2006, the obligors on $43.8 million or 81.8% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $2.9 million or 5.5% of the mortgage notes receivable portfolio was non-performing.

The following table sets forth the percentages (based on the outstanding mortgage loan balance at December 31, 2006), by property type and geographic region, of the income producing properties that serve as collateral for ARI’s mortgage notes receivable. Excluded are $61.8 million of mortgage notes that are secured by unimproved land and other security, or are unsecured. See SCHEDULE IV to the Consolidated Financial Statements included in ITEM 8. “CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for additional details of ARI’s mortgage notes receivable portfolio.

Region	Commercial Properties
Southwest	100%

100%

A summary of the activity in the mortgage notes receivable portfolio during 2006 is as follows:

Mortgage notes receivable at January 1, 2006	55
Loans funded	11
Loans collected in full	(10)
Loans sold	(3)

Mortgage notes receivable at December 31, 2006	53

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

The following discussion briefly describes first mortgage loans funded in 2006, as well as events during 2006 that affected previously funded mortgage loans.

In February 2005, ARI sold a 9.9 acre tract of its Katrina (California) land parcel for $2.6 million, receiving $574,000 after payment of closing costs and providing purchase money financing of $2.0 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.0 million, receiving $2.0 million in cash after payment of closing costs.

In February 2005, ARI sold a 13.6 acre tract of its Katrina (California) land parcel for $3.7 million, receiving $591,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.8 million, receiving $2.8 million in cash after payment of closing costs.

In February 2005, ARI sold a 6.5 acre tract of its Katrina (California) land parcel for $1.7 million, receiving $340,000 after payment of closing costs and providing purchase money financing of $1.3 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.3 million, receiving $1.3 million in cash after payment of closing costs.

In February 2005, ARI sold a 7.4 acre tract of its Katrina (California) land parcel for $2.0 million, receiving $455,000 after payment of closing costs and providing purchase money financing of $1.5 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.5 million, receiving $1.5 million in cash after payment of closing costs.

In February 2005, ARI sold an 81.2 acre tract of its Katrina (California) land parcel for $19.9 million, paying $814,000 after payment of debt and closing costs and providing purchase money financing of

$14.9 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $14.9 million, receiving $14.9 million in cash after payment of closing costs.

In March 2005, ARI sold a 24.8 acre tract of its Katrina (California) land parcel for $6.4 million, receiving $1.0 million after payment of closing costs and providing purchase money financing of $4.8 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in March 2007. In March 2005, ARI sold the loan for $4.8 million, receiving $4.8 million in cash after payment of closing costs.

In August 2005, ARI sold a 7.6 acres tract of its Vineyards (Texas) land parcel for $4.3 million, receiving $874,000 after payment of closing costs and providing purchase money financing of $3.2 million. The secured note accrued interest at 8.0% per annum and matured in August 2006. In September 2005, ARI sold the note for $3.2 million plus accrued but unpaid interest, receiving $3.3 million in cash after payment of closing costs.

In September 2005, ARI sold a 5.2 acre tract of its Vineyards and Vineyards II (Texas) land parcels for $2.3 million, receiving $160,000 after payment of closing costs and debt paydown, and providing purchase money financing of $1.7 million. The secured note accrued interest at 8.0% per annum and matured in September 2006. In September 2005, ARI sold the note for $1.7 million plus accrued but unpaid interest, receiving $1.7 million in cash after payment of closing costs.

In August 2005, ARI sold a 16.0 acre tract of its Mason Goodrich (Texas) land parcel for $2.1 million, receiving $935,000 after payment of closing costs and providing purchase money financing of $1.0 million. The secured note accrued interest at 8.0%, required monthly interest payments, and matured in November 2005. In November 2005, the note was collected in full, including accrued but unpaid interest.

In March 2004, ARI sold an 8.0 acre tract of its Mason Goodrich (Texas) land parcel for $1.0 million, receiving $251,000 after payment of closing costs and providing purchase money financing of $523,000. The secured loan bears interest at 10.0% per annum, requires monthly payments of accrued interest and matures in March 2006. All principal and accrued but unpaid interest is due at maturity. In 2005, $117,000 in principal was collected. In March 2006, the note was extended to March 2007 by paying a 1% extension fee and making a 10% principal reduction.

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note accrued interest at 7.0% per annum, required monthly interest only payments, and matured in January 2005. The second note was unsecured, accrued interest at 8.5% per annum, required monthly interest only payments, and matured in January 2005. Both loans were paid in full, including unpaid interest, in October 2005.

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10 percent, requires semi-annual payments and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, ARI had advanced $3.2 million to the borrower. ARI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, ARI purchased for $4.1 million a subsidiary of Tacco Universal, a related party that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes bear interest at 12 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, ARI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinated loan. In March 2006, ARI secured a development loan of $31.3 million (secured by the Austin,

Texas land), of which $18 million was used to pay the existing first mortgage. The development loan matures in March 2008 and bears interest at Prime plus one percent. The Company intends to develop the land for sale to single-family residential builders.

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

In September 2005, ARI sold 10 acres of unimproved land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note accrued interest at 10%, required monthly interest only payments, and matured in September 2008. In December 2005, ARI sold this note to a financial institution for full face value less closing costs, plus accrued interest. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2005, ARI sold 27.192 acres and 3.73 acres to a third party for $10.1 million and $1.4 million, and provided $7.6 million and $1.0 million of seller financing, respectively. Both notes bear interest at 8.0% per annum, require monthly interest only payments, and mature in December 2008. In January 2006, ARI sold both notes to a financial institution for full face value less closing costs, plus accrued interest. The financial institution has a Put Option that would require ARI to purchase both notes back under the following conditions: (1) failure to construct agreed upon roads on the property by December 2006 (the work is substantially complete); (2) there occurs any event of default by the buyer; (3) certain escrow deposits for the road completion are not sufficient to cover the cost of the road construction; (4) any amendment, modification or assignment of certain development and escrow agreements between ARI and the buyer; and (5) failure of ARI to deliver certain documents to the financial institution within a timely manner. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. ARI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. $4.1 million of these obligations were escrowed by ARI with the lender at loan closing. Through December 31, 2006, ARI has funded $6.5 million of these obligations, with $6.5 million recorded in the form of a note receivable from the partnership. The note bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

In August 2001, ARI agreed to loan Dallas Fund XVII LP up to $5.6 million secured by a second lien on an office building in Dallas, Texas. The note receivable initially had a variable interest rate, required monthly interest payments and originally matured in January 2003. ARI funded a total of $4.3 million on this note. In January 2003, ARI agreed to extend the maturity date to May 2003. The collateral used to secure ARI’s second lien was subsequently seized by the first lien holder. In March 2004, ARI agreed to accept an assignment of claims in litigation as additional security for the note. ARI later agreed to a modification agreement with the borrower effective November 2003. As of the modified effective date, accrued interest of $582,000 was added to the principal balance of the note; the interest rate was fixed at nine percent per annum with all principal and interest due November 2005. ARI also received certain pledge and security agreements in various partnership interests belonging to the borrower and received various assignments of proceeds from asset sales in certain entities owned by the borrower. ARI reduced accrued interest and principal by $1.5 million from the receipt of notes receivable assigned to ARI by the borrower and by $605,000 from cash received. ARI also received $1.4 million in January 2005 that was applied to accrued interest and principal effective December 30, 2004. ARI received $1.8 million in September 2006 that was applied to accrued interest and principal. Through December 31, 2006, ARI has advanced an additional $3.0 million to the borrower. The following notes were assigned to ARI as payment on the note.

•

$678,000 from a partnership that owns an apartment building. This note is unsecured, bears no interest and has no maturity date. Distributions made from the partnership operations will be used to pay the principal on the note. ARI received $132,000 in distributions in 2005 and $27,000 in 2006.

•

$264,000, including accrued interest, secured by a second lien on 13 acres of unimproved land. This note bears interest at 9.0% and matured in February 2003. This note is considered performing and no allowance has been established.

•	$466,000 secured by a second lien on 23.3 acres of unimproved land. This note bears interest at 4.0% and is payable upon demand.

•

$125,000 secured by a 100% interest in an affiliated company that owns an apartment building. This note bears interest at 12.0% and requires payments only if surplus cash is available and matures in April 2009.

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

The Board of Directors authorized the expenditure of up to an aggregate of $50.0 million to acquire, in open market purchases, shares of IORI, excluding private purchase transactions which were separately authorized. Through December 31, 2006, ARI had expended an aggregate of $10.0 million to acquire shares of IORI, in open market purchases, in accordance with these authorizations. As of December 31, 2006, ARI and its subsidiaries, other than TCI, owned no shares of common stock of IORI, but TCI continued to own 345,728 IORI shares (approximately 24.9% of the outstanding IORI shares). ARI may make additional investments in the equity securities of IORI to the extent its liquidity permits.

ARI owns an approximate 24.0% interest in IORI, a publicly held real estate company. Based on the ownership percentage of ARI’s investment in IORI and IORI’s market value, ARI’s investment in IORI has a market value of approximately $6.9 million at December 31, 2006. The carrying value of this investment is approximately $6.3 million at December 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

Sunset Management LLC.    Three separate but consolidated legal proceedings exist which involve matters between Sunset Management LLC (“Sunset”) and Company and/or Basic Management, Inc. (“BCM”) over a pledge as collateral for certain loans of a number of shares of Common Stock of Transcontinental Realty Investors, Inc. (“TCI”). At least five items of litigation have terminated involving substantially the same issues with all relief sought by Sunset in those proceedings being denied. The three cases which continue are all pending in the United States District Court, Eastern District of Texas, Sherman division under master case No. 4:06-CV-00018 which consist of (i) American Realty Trust, Inc. v. Sunset Management LLC, case No. 4:06-CV-00361, (ii) American Realty Trust, Inc., et al, v. Sunset Management LLC, et al, case No. 4:06-CV-00483 (formerly 6:06-CV-315) and (iii) Sunset Management LLC v. American Realty Investors, Inc., et al, case No. 4:06-CV-00018. The three consolidated cases involve (a) a suit on the Sunset promissory note and the Company’s argument that the note was modified or extended along with arguments concerning the enforceability of certain late fees and Sunset’s failure to properly disclose the imposition and effect of late fees until months after it had supposedly been imposed, (b) a securities fraud case alleging that the Note was a security and that Sunset violated the securities law, principally Rule 10b-5 in the process of procuring a Note, and (c) Sunset’s argument that the Company improperly transferred pledged stock among various pledgors but which had no damage to Sunset since the certificates were always held by an independent third party and all of the parties to whom such certificates were transferred were either promissors or guarantors on such note. The cases are in the process of scheduling additional depositions and discovery.

Fansler.    On February 12, 2004, The Fansler Foundation (“Fansler”) instituted an action in the U.S. District Court, Eastern District of California, against the Company and Basic Capital Management, Inc. styled The Fansler Foundation v. American Realty Investors, Inc. and Basic Capital Management, Inc. The Fansler complaint, as amended September 7, 2004, demands a jury trial and alleges that in 1997, Fansler sold its interests in four hotels (commonly known as The Piccadilly Inn Hotels in Frenso, California) to American Realty Trust, Inc. (“ARI”) for 1,600,000 shares of ART Series F 10% Cumulative Convertible Preferred Stock (the “ART Series F Preferred Stock”) which was, in August 2000, converted into 1,600,000 shares of ARI Series A 10% Cumulative Convertible Preferred Stock (the “ARI Series A Preferred Stock”). Fansler’s amended complaint alleges that it received “multiple assurances” that the ART Series F Preferred Stock (and subsequently the ARI A Preferred Stock) would be separately “listed on the NYSE,” which (although attempts were made to do so) did not and has not occurred because the stock does not meet the minimum distribution requirements of the NYSE. Fansler alleges that if the ARI Series A Preferred Stock were listed on the NYSE, the fair value of the shares held by Fansler would exceed $20 million. Fansler’s amended complaint alleges breach of fiduciary duty, breach of express and implied obligations arising under a written contract, promissory estoppel, misrepresentation, negligent fraud and misrepresentation and concealment and seeks rescission, unspecified, compensatory damages, interest, attorneys’ fees and unspecified exemplary damages. The Company and BCM have denied all material allegations and intend to vigorously defend this action. Due to the existence of this litigation and, among other things, the inclusion in the Amended Complaint of a claim for rescission (that is, to restore the parties to their respective positions prior to the exchange of ART and ARI shares, which would require an accounting for and potential return of dividends paid thereafter), and ARI’s rights to setoff asserted in this litigation, the Company has suspended the delivery of funds to Fansler representing declared dividends on the 1,600,000 shares of ARI Series A Preferred Stock held by Fansler, but all other eligible holders of ARI Series A Preferred Stock have received all funds representing declared dividends on the ARI Series A Preferred Stock.

Waters Edge.    Shortly before the advent of Hurricane Katrina, an apartment complex in Mississippi was sold to Waters Edge Living, LLC but notwithstanding such sale, the property continued on insurance coverage applicable to American Realty Investors, Inc. (“ARI”) and others. As a result of sorting out various claims, two items of litigation exist, Waters Edge Living, LLC v. RUSI Indemnity Co., et al, civil action No. 4:06-CV-00334-RH-WCS pending in the United States District Court for the Northern district of Florida and Prime Income Asset Management, Inc., et al v. Waters Edge Living, LLC, et al, civil action No. 3:07-CV-0102-D pending in the United States District Court for the Northern district of Texas. ARI is not a direct party in either case. In the Texas case, three subsidiaries of ARI are plaintiffs, Continental Baronne, Inc., Continental Common, Inc. and Continental Amoco, Inc. which own three New Orleans office buildings damaged by Hurricane Katrina. RUSI Indemnity Co. has paid approximately $50.0 million into a trust account held by Merrill Lynch under the supervision of the Florida Court. Of that amount, approximately $32.5 million is money paid on account of the

Waters Edge Living, LLC claim and $17.5 million is money paid on the claims of Continental Baronne, Inc. and the other three New Orleans office buildings. Three ARI subsidiaries are intending to intervene in the near future in the Florida proceeding to attempt to obtain prompt return of the $17.5 million, although Prime Income Asset Management, Inc. (“PIAMI”) has pending an emergency motion for return of those funds (which has been pending since February 1, 2007). Of the $32.5 million allegedly allocable to Waters Edge Living, LLC, PIAMI et al are entitled to a refund, at a minimum, of approximately $6.0 million (consisting of $1.9 million previously advanced from PIAMI against the payment of the claim and $4.0 million for flood insurance proceeds, which should be credited against the $32.5 million) and potentially more, depending upon the amount by which the total claims exceed a $100.0 million cap under the applicable policies. While this case is a plaintiff’s case form the perspective of the ARI subsidiaries, funds belonging to the ARI subsidiaries are being withheld from those subsidiaries aggregating at least $17.5 million. There is no significant prospect from these cases that ARI will have to pay any additional funds to Waters Edge Living, LLC.

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

The Annual Meeting of Stockholders was held on November 20, 2006, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual Meeting stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for ARI for the fiscal year ending December 31, 2006. At the Meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	10,531,502	84,967
Sharon Hunt	10,530,516	85,953
Robert A. Jakuszewski	10,531,359	85,110
Ted R. Munselle	10,531,499	84,970
Ted P. Stokely	10,531,179	85,290

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2007, and any interim period, at least 10,554,195 votes were received in favor of such proposal, 19,053 votes were received against such proposal, and 43,221 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARI’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL." The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

Quarter Ended	High	Low
March 31, 2007 (through March 21, 2007)	$8.22	$8.20
December 29, 2006	7.87	7.50
September 26, 2006	8.70	8.00
June 30, 2006	8.58	8.58
March 31, 2006	8.76	8.76
December 30, 2005	8.10	7.75
September 28, 2005	9.61	9.53
June 30, 2005	9.99	9.97
March 31, 2005	9.00	9.00

On of March 21, 2007, the closing market price of ARI’s common stock on the New York Stock Exchange was $8.20 per share.

As of March 21, 2007, ARI’s common stock was held by approximately 2,542 stockholders of record.

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI’s common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2006. Future distributions to common stockholders will be dependent upon ARI’s realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. At December 31, 2006, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2006, 5,192,870 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. After December 31, 2005, all outstanding shares of Series C Preferred Stock may be converted into ARI common stock. All conversions of Series C Preferred Stock into ARI common stock will be at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. In January 2006, 1.6 million Class A limited partner units were redeemed for $1,620,880 million in cash. At March 21, 2007, no shares of Series C Preferred Stock was outstanding.

91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At March 21, 2007, no shares of Series D Preferred Stock was outstanding.

500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 21, 2007, no Series E Preferred Stock was outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 21, 2007.

The following table sets forth information regarding purchases made by ARI of shares of ARI common stock on a monthly basis during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
October 2006	—	$ —	—	129,493
November 2006	—	—	—	129,493
December 2006	—	—	—	129,493

Total	—	$—	—

(1)	The repurchase program was announced in September 2000. 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
EARNINGS DATA
Total operating revenues	$182,344	$159,200	$137,452	$153,073	$87,779
Total operating expenses	(170,453)	(156,277)	(150,615)	(164,802)	(95,853)

Operating (loss) income	11,891	2,923	(13,163)	(11,729)	(8,074)
Other income (expense)	(47,523)	(57,213)	(49,979)	(43,150)	(41,389)

Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(35,632)	(54,290)	(63,142)	(54,879)	(49,463)
Gain on land sales	23,973	39,926	11,781	43,831	16,727
Minority interest	672	(3,056)	(7,270)	(771)	(1,346)
Equity in income (loss) of investees	1,540	397	(41)	(4,441)	(20,914)

Net income (loss) from continuing operations	(9,447)	(17,023)	(58,672)	(16,260)	(54,996)
Net income from discontinued operations	22,513	64,440	91,866	28,123	46,532

Net income (loss)	13,066	47,417	33,194	11,863	(8,464)
Preferred dividend requirement	(2,491)	(2,572)	(2,601)	(2,351)	(2,401)

Income (loss) applicable to common shares	$10,575	$44,845	$30,593	$9,512	$(10,865)

PER SHARE DATA
Basic earnings per share
Net income (loss) from continuing operations	$(1.18)	$(1.93)	$(5.80)	$(1.73)	$(5.05)
Net income from discontinued operations	2.22	6.35	8.70	2.61	4.09

Net income (loss) applicable to common shares	$1.04	$4.42	$2.90	$.88	$(.96)

Weighted average shares outstanding	10,149,000	10,149,000	10,559,571	10,789,352	11,375,127

BALANCE SHEET DATA
Real estate, net	$1,272,424	$1,113,105	$983,422	$1,054,735	$466,042
Notes and interest receivable, net	52,631	81,440	72,661	70,595	82,133
Total assets	1,493,671	1,345,795	1,190,843	1,240,880	711,330
Notes and interest payable	1,124,765	1,021,822	939,921	986,769	475,433
Stock-secured notes payable	22,452	22,549	18,663	21,194	8,558
Stockholders’ equity	160,489	148,397	103,009	76,871	79,527
Book value per share	$15.81	$12.80	$8.89	$6.75	$6.99

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ARI was organized in 1999. In August 2000, ARI acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”). ART was the successor to a business trust organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. The business trust merged into ART in 1987. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

At December 31, 2006, ARI subsidiaries owned approximately 82% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. See Note 1 to the Consolidated Financial Statements. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At December 31, 2006, TCI owned approximately 25% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange. At December 31, 2006, TCI owned 746,972 shares of common stock of ARI.

ARI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. ARI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARI acquires land primarily in in-fill locations or high-growth suburban markets. ARI is an active buyer and seller and during 2006 acquired over $204 million and sold over $110 million of land and income-producing properties. As of December 31, 2006, the Company owned approximately almost 14,000 units in 75 residential apartment communities, 34 commercial properties comprising almost 5.3 million rentable square feet and ten hotels containing a total of 1,235 rooms. In addition, at December 31, 2006, ARI owned almost 10,900 acres of land held for development and had over 2,500 apartment units in 14 projects under construction. The Company currently owns income-producing properties and land in 19 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. ARI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. ARI finances it development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. ARI is advised by Prime under a contractual arrangement that is reviewed annually by ARI’s Board of Directors. ARI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 62% of ARI’s common stock is owned by BCM; an additional 13% is owned by Prime and TCI owns approximately seven percent of the outstanding common shares of ARI. Other affiliated companies own approximately two percent of ARI’s outstanding common shares. ARI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

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

Real Estate

Upon acquisitions of real estate, ARI assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

We record acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, property taxes, insurance, and other project costs incurred during the period of development.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Investment in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, ARI accounts for our investments in unconsolidated real estate ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, ARI’s net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses, however, ARI’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS 141, we recognize rental revenue of acquired in-place “above-”and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

Reimbursements of operating costs, as allowed under most of our commercial tenant leases, consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, and are recognized as revenue in the period in which the recoverable expenses are incurred. We record these reimbursements on a “gross” basis, since we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have the credit risk with respect to paying the supplier.

Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less.

For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and services are rendered.

An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of ARI’s notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of ARI’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities

Results of Operations

2006 Compared to 2005.    ARI had net income of $13.1 million in 2006, including gains on land sales totaling $24.0 million and net income from discontinued operations of $22.5 million, compared to net income of $47.4 million in 2005, including gains on land sales of $39.9 million and income from discontinued operations of $64.4 million. ARI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period beginning January 1, 2005 and ending December 31, 2006. For this time period, ARI had 54 apartment communities, 26 commercial properties and ten hotels in its same-store universe.

Rents and other property revenues were $182.3 million in 2006 compared to $159.2 million in 2005, an increase of $23.1 million or 15 percent. The overall increase is due to a $10.0 million increase in rental revenues from the Company’s apartment communities, a $10.9 million increase in rental and other property revenues from the Company’s commercial portfolio, a $300,000 increase in land-related rents and royalty income and a $1.9 million increase in same-store hotel revenues. Within the apartment communities portfolio, $4.3 million of the increase from 2005 to 2006 is due to better performance in ARI’s same store apartment universe (a seven percent increase from 2005 to 2006); $1.5 million is due to acquisitions; and $4.2 million is due to developed projects placed in service during 2005 and 2006. The improvement in rents and other property revenues within ARI’s commercial portfolio was principally comprised of an increase of $10.8 million due to acquisitions of commercial properties in 2005 and 2006 (including ARI’s August 2005 acquisition of 600 Las Colinas Boulevard which represented almost $6.8 million of the $10.8 million increase) and a $4.1 million increase in same-store rental revenues. ARI’s commercial properties in New Orleans, which suffered extensive damage in 2005 from Hurricane Katrina, are included in the same-store universe and were closed for a period of time in 2005 while repairs were made (approximately $4.0 million of business interruption insurance proceeds were received in 2006 to compensate ARI for lost rents in New Orleans and these amounts have been included in 2006 same-store rental revenues). ARI’s same-store hotels increased revenues by eight percent or $1.9 million in 2006 compared to 2005, due to both occupancy gains and increases in average room rates. TCI acquired no hotels in 2005 or 2006 and sold one hotel in 2005 and one hotel in 2006.

Property operations expenses increased $16.0 million from $106.9 million in 2005 to $122.9 million in 2006. The overall increase is due to a $4.9 million increase in operating expenses from the Company’s apartment communities, a $8.1 million increase in operating expenses from the Company’s commercial portfolio, a $2.7 million increase in hotel operating expenses and a $300,000 increase in operating expenses (principally real estate taxes) related to the Company’s land portfolio. Within the apartment communities portfolio, $2.0 million of the increase from 2005 to 2006 is due to ARI’s same store apartment universe (a five percent increase from 2005 to 2006); $900,000 is due to acquisitions of existing apartment communities; and $2.0 million is due to developed projects placed in service during 2005 and 2006. The increase in operating expenses within ARI’s commercial portfolio was due in part to an increase in same-store operating expenses of $3.0 million from 2005 to 2006 (primarily due to lower 2005 operating expenses at ARI’s New Orleans office buildings which were closed while hurricane-related repairs were being made); $5.1 million of the increase was due to acquisitions of commercial properties in 2005 and 2006 (including ARI’s August 2005 acquisition of 600 Las Colinas Boulevard which represented $4.0 million of the $5.3 million increase). Operating expenses for ARI’s same-store hotels increased by $2.7 million in 2006 compared to 2005 driven by higher variable expenses due to increased occupancy.

Depreciation and amortization expense increased $3.1 million, to $25.4 million in 2006 from $22.3 million in 2005. Depreciation on ARI’s apartment portfolio increased $1.9 million while depreciation expense for the commercial portfolio increased $1.6 million and depreciation for the hotel group declined $400,000. Depreciation expense for the apartment portfolio increased due to 2005 and 2006 acquisitions ($800,000), developed projects placed in service during 2005 and 2006 ($1.0 million) and additions to depreciable assets in the same-store universe ($100,000). Depreciation expense for the commercial portfolio increased due to 2005 and 2006 acquisitions ($1.9 million, of which $1.0 million related to the August 2005 acquisition of 600 Las Colinas Boulevard), offset by 2005 revisions to depreciable lives for certain commercial properties ($300,000). Depreciation expense for the hotel portfolio declined $400,000, due principally to certain improvements being fully depreciated in 2005.

General and administrative expenses were $9.5 million in 2006 compared to $17.7 million in 2005. The decrease in 2006 was due to lower legal and professional fees and reduced state income tax expense, combined with the proceeds of a litigation settlement received in 2006.

Advisory fee expense was $12.7 million in 2006 compared to $9.3 million in 2005. The increase from 2005 was due to higher gross assets in 2006 and a 2005 refund of 2004 Advisor cost reimbursements received from Prime. ARI’s advisory agreement with Prime limits the amount of cost reimbursements payable by ARI to Prime. See NOTE 12. “ADVISORY AGREEMENT.”

The 2006 gain on involuntary conversion of $20.5 million relates to damage sustained at the Company’s New Orleans commercial properties from Hurricane Katrina during 2005. ARI’s 225 Baronne property was closed immediately after the storm and the Company intends to redevelop 225 Baronne as a residential property. ARI’s 1010 Common and Amoco buildings suffered hurricane damage as well but have been repaired and have reopened. 1010 Common is presently 77% occupied and Amoco is 89% occupied. In 2005 the Company received $4.2 million in business interruption insurance proceeds which was included in 2005 rental revenues. ARI received approximately $45 million of insurance proceeds in 2006, of which $4.0 million related to business interruption claims and has been included in 2006 rental revenues.

Interest expense increased $15.5 million to $76.5 million in 2006 from $61.0 million in 2005. The overall increase in interest expense is due to a $2.3 million increase within the apartment portfolio, a $4.0 million increase in the commercial portfolio, a $6.5 million increase in the land portfolio and a $3.0 million increase in other interest expense, offset by $300,000 decline in interest expense for the hotel group. Within the apartment portfolio, $600,000 of the increase is due to additional debt incurred as a result of 2005 and 2006 acquisitions while $1.7 million is due to increased debt related to developed projects placed in service in 2005 and 2006. The increase in interest expense for the commercial portfolio is due to a $800,000 increase for the same-store universe (primarily due to rising variable interest rates) and $3.2 million for 2005 and 2006 acquisitions (of which $1.7 million relates to the August 2005 acquisition of 600 Las Colinas Boulevard). Interest expense within the land portfolio increased due to rising variable interest rates, increased debt from refinancing existing land parcels and additional debt incurred to finance 2005 and 2006 land acquisitions. Other interest expense increased primarily due to additional borrowings of non-real estate specific debt.

Gain on land sales decreased $15.9 million, to $24.0 million in 2006 from $39.9 million in 2005. During 2006 ARI sold approximately 318 acres of land in 19 separate transactions at an average sales price of $347,000 per acre. The largest land sales in 2006 were the sale of a) 123.9 acres in McKinney, Texas for $134,000 per acre, generating net cash proceeds of $6.0 million and a recognized gain of $3.4 million and b) 44.5 acres in McKinney, Texas for $231,000 per acre, generating net cash proceeds of $10.0 million and a recognized gain of $5.3 million. In 2005 the Company sold 411 acres of land in 27 separate transactions at an average sales price of $235,000 per acre, generating net cash proceeds of $23.8 million.

Minority interest was $672,000 in 2006 compared to $(3.1) million in 2005. Fully consolidated ventures where ARI owns less than 100 percent ownership swung to a net loss in 2006 compared to net income in 2005.

Income from discontinued operations was $22.5 million in 2006 compared to $64.4 million in 2005. For 2006 and 2005, income from discontinued operations relates to 27 properties sold by ARI in 2004, 18 properties sold in 2005 and seven properties sold during 2006 or held for sale at December 31, 2006. Operating results for the Pizza World restaurants are also included in discontinued operations.

	2006	2005
Revenue
Rental	$17,143	$28,099
Restaurant sales	34,509	36,818

	51,652	64,917
Cost of Sales
Property operations	13,023	23,146
Restaurant cost of sales	28,526	27,906

	41,549	51,052

	10,103	13,865
Expenses
Interest	6,062	10,390
Depreciation	3,687	1,652

	9,749	12,042

Income (loss) from discontinued operations	354	1,823
Gain on sale of real estate	22,159	62,617
Write-down of assets held for sale	—	—
Equity in gain on sale of real estate by equity investees	—	—

Income from discontinued operations	$22,513	$64,440

2005 Compared to 2004.    ARI had net income of $47.4 million in 2005, including gains on land sales totaling $39.9 million and net income from discontinued operations of $64.4 million, compared to net income of $33.2 million in 2004, including gains on land sales of $11.8 million and income from discontinued operations of $91.9 million. ARI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period beginning January 1, 2004 and ending December 31, 2005. For this time period, ARI had 50 apartment communities, 25 commercial properties and 11 hotels in its same-store universe.

Rents and other property revenues were $159.2 million in 2005 compared to $137.4 million in 2004, an increase of $21.8 million or 16 percent. The overall increase is due to a $15.8 million increase in rental revenues from the Company’s apartment communities, a $2.4 million increase in rental and other property revenues from the Company’s commercial portfolio, a $100,000 increase in land-related rents and royalty income and a $3.5 million increase in hotel revenues. Within the apartment communities portfolio, $1.5 million of the increase from 2004 to 2005 is due to better performance in ARI’s same store apartment universe (a three percent increase from 2004 to 2005); $1.1 million is due to acquisitions; and $13.2 million is due to developed projects placed in service during 2004 and 2005. The improvement in rents and other property revenues within ARI’s commercial portfolio was principally comprised of an increase of $2.2 million due to acquisitions of commercial properties in 2004 and 2005 (including ARI’s August 2005 acquisition of 600 Las Colinas Boulevard which represented almost all of the increase) and a $200,000 increase in same-store rental revenues (a two percent increase over 2005). ARI’s commercial properties in New Orleans, which suffered extensive damage in 2005 from Hurricane Katrina, are included in the same-store universe. Approximately $4.2 million of business interruption insurance proceeds related to Hurricane Katrina are included in 2005 same-store rental revenues. ARI’s same-store hotels increased revenues by $3.5 million in 2005 compared to 2004, due to both occupancy gains and increases in average room rates. ARI acquired no hotels in 2004 or 2005 and sold one hotel in 2005.

Property operations expenses increased $4.3 million from $102.6 million in 2004 to $106.9 million in 2005. The overall increase is due to a $8.0 million increase in operating expenses from the Company’s apartment communities and a $1.3 million increase in hotel operating expenses, offset by a decline in commercial property expenses of $3.3 million and a $1.7 decrease in operating expenses (principally real estate taxes) related to the Company’s land portfolio. Within the apartment communities portfolio, $1.2 million of the increase from 2004 to 2005 is due to ARI’s same store apartment universe (a four percent increase from 2004 to 2005); $600,000 is due to acquisitions of existing apartment communities; and $6.2 million is due to developed projects placed in service during 2004 and 2005. The decrease in operating expenses within ARI’s commercial portfolio was due to a decrease in same-store operating expenses of $4.0 million from 2004 to 2005 (primarily from lower 2005 expenses in New Orleans due to TCI’s three office buildings being closed for a portion of 2005) offset by a $700,000 increase due to 2004 and 2005 acquisitions (including ARI’s August 2005 acquisition of 600 Las Colinas Boulevard which represented almost all of the increase). Operating expenses for ARI’s same-store hotels increased by $1.3 million in 2005 compared to 2004.

Depreciation and amortization expense increased $900,000, to $22.3 million in 2005 from $21.4 million in 2004. Depreciation on ARI’s apartment portfolio increased $2.4 million (due to developed projects placed in service in 2004 and 2005) while depreciation expense for the hotel portfolios increased $200,000; depreciation for the commercial properties declined $1.7 million due to 2004 and 2005 property sales.

General and administrative expenses were $17.7 million in 2005 compared to $15.8 million in 2004. The increase in 2005 was due to higher legal and professional fees.

Advisory fee expense was $9.3 million in 2005 compared to $10.7 million in 2004. The decrease from 2004 was due primarily to a 2005 refund of 2004 Advisor cost reimbursements received from Prime. ARI’s advisory agreement with Prime limits the amount of cost reimbursements payable by ARI to Prime. See NOTE 12. “ADVISORY AGREEMENT.”

Gains related to foreign currency transactions were $292,000 in 2005 compared to $3.8 million in 2004. Gains related to foreign currency transactions are the result of ARI’s Hotel Akademia (located in Wroclaw, Poland) converting its Euro-denominated debt into the functional currency (Polish Zloty).

ARI recorded no gains on the settlement of debt in 2005. The 2004 gain on settlement of debt of $10.6 million results from negotiated settlements regarding mortgage loans on the Four Hickory office building in Farmers, Branch, Texas ($8.4 million) and certain Texas land parcels ($2.2 million).

Interest expense increased $1.3 million to $61.0 million in 2005 from $59.7 million in 2004. The overall increase in interest expense is due to a $7.2 million increase within the apartment portfolio (driven by development projects placed in service in 2004 and 2005) plus an increase of $900,000 for hotels, offset by a $2.3 million decrease in the land portfolio (due to 2004 and 2005 land sales), $4.4 million decrease in other interest expense (due to repayments of non-real estate specific debt) and a $100,000 decrease in the commercial portfolio.

Litigation settlement expense decreased from $4.3 million in 2004 to $130,000 in 2005 due primarily to the one-time payment in 2004 related to the negotiated settlement of mortgage loans on the Four Hickory office building in Farmers Branch, Texas.

The Company recorded no provision for loan losses in 2005. Provision for loan losses of $(2.8) million in 2004 related to the reversal of excess loan reserves.

ARI recorded no provision for asset impairment in 2005. In 2004 the carrying values for an office building in Farmers Branch, an office building in New Orleans and a one-acre tract of land in Farmers Branch were reduced to their respective net realizable values.

Gain on land sales decreased $28.1 million, to $39.9 million in 2005 from $11.8 million in 2004. In 2005 the Company sold 411 acres of land in 27 separate transactions at an average sales price of $235,000 per acre, generating net cash proceeds of $23.8 million. In 2004 ARI sold 573 acres of land in 14 separate transactions at an average sales price of $70,000 per acre, generating net cash proceeds of $16.5 million.

Minority interest was $(3.1) million in 2006 compared to $(7.3) million in 2005. Fully consolidated ventures where ARI owns less than 100 percent ownership generated lower net income in 2005 as compared to 2004.

Income from discontinued operations was $64.4 million in 2005 compared to $91.9 million in 2006. For 2005 and 2004, income from discontinued operations relates to 27 properties sold by ARI in 2004, 18 properties sold in 2005 and seven properties sold during 2006 or held for sale at December 31, 2005. Operating results for the Pizza World restaurants are also included in discontinued operations.

	2005	2004
Revenue
Rental	$28,099	$58,334
Restaurant sales	36,818	34,525

	64,917	92,859
Cost of Sales
Property operations	23,146	41,675
Restaurant cost of sales	27,906	26,713

	51,052	68,388

	13,865	24,471
Expenses
Interest	10,390	20,324
Depreciation	1,652	8,989

	12,042	29,313

Income (loss) from discontinued operations	1,823	(4,842)
Gain on sale of real estate	62,617	96,994
Write-down of assets held for sale	—	(2,498)
Equity in gain on sale of real estate by equity investees	—	2,212

Income from discontinued operations	$64,440	$91,866

The $2.5 million 2004 write-down of assets held for sale relates to impairment losses recorded for certain apartment communities. The contract sales price was deemed to be fair value.

The 2004 $2.2 million equity in investee’s gain on sale of real estate relates primarily to ARI’s portion of gain on income-producing properties sold by IORI.

Liquidity and Capital Resources

General.    Cash and cash equivalents at December 31, 2006 totaled $7.0 million, compared with $13.9 million at December 31, 2005 and $22.4 million at December 31, 2004. ARI’s principal sources of cash have been and will continue to be from property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and, to a lesser extent, distributions from partnerships. Management anticipates that ARI’s cash at December 31, 2006, along with cash that will be generated in 2006 from property operations, may not be sufficient to meet all of ARI’s cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured primarily by real estate to meet its liquidity requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

ARI reported a net loss from continuing operations of $(9.4) million for 2006, which included, among other items, the following non-cash charges and credits: gain on sale of real estate of $24.0 million, depreciation and amortization of real estate held for investment and intangible assets of $25.4 million, amortization of deferred borrowing costs of $3.0 million and discount on sale of notes receivable of $1.2 million. Other 2006 changes in working capital increased cash used in operating activities by $14.7 million. Net cash used in operating activities for 2006 was $19.4 million compared to $12.4 million in 2005.

Net cash used in 2006 investing activities of $117.6 million was primarily due to real estate acquisitions of $142.5 million, investments in real estate entities of $39.3 million, earnest money deposits of $9.4 million, funding of notes receivable of $5.1 million, distributions to equity investees of $5.0 million and advisory payments of $1.7 million. These outflows were offset by proceeds from the sale of real estate of $66.7 million, proceeds from the sale of notes receivable of $6.8 million, and collection of notes receivable of $12.4 million.

Net cash provided by 2006 financing activities of $123.1 million was primarily due to proceeds from the funding or refinancing of notes payable of $245.8 million, offset by $99.5 million to pay down existing notes payable, $6.5 million for financing costs, $8.2 million for cash advances to affiliates, $2.5 million in dividends paid, and $6.0 million to repurchase preferred stock.

In 2006, ARI purchased approximately 4,400 acres of land primarily in North Texas, but including land in Florida and Mississippi. The aggregate purchase price was $177.8 million and ARI paid $11.8 million in cash, including closing costs. ARI also purchased six apartments and three commercial properties for a total of $26.6 million. ARI paid $5.2 million in cash, including closing costs.

In 2006, ARI sold approximately 318 acres of land primarily in North Texas, but including land in Florida, Tennessee and the U.S. Virgin Islands. The aggregate sales price was $62.0 million and ARI received net cash of $27.8 million after closing costs and paying off or paying down $25.9 million in mortgage debt. ARI also sold six apartments for a total of $48.3 million and received net cash of $16.2 million after the payoff or assumption of mortgage debt by the purchasers.

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

Equity Investments.    Since 1988, ARI has from time to time purchased shares of IORI and TCI, both of which had the same advisor as ARI until June 2003. The Company may purchase additional equity securities of IORI and TCI through open market and negotiated transactions to the extent ARI’s liquidity permits.

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

In 2006, ARI declared dividends to its Preferred stockholders totaling $2.5 million, of which approximately $1 million was paid.

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

The following table aggregates ARI’s expected contractual obligations and commitments subsequent to December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
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

Newly Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of any entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position take or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

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

ARI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. ARI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. ARI’s interest rate sensitivity position is managed by ARI’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of ARI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on ARI’s financial statements of refinancing fixed debt that matured during 2006 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates. If market interest rates for variable rate debt average 100 basis points more in 2007 than they did during 2006, ARI’s interest expense would increase and net income would decrease by $2.3 million. This amount is determined by considering the impact of hypothetical interest rates on ARI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARI’s financial structure.

The following table contains only those exposures that existed at December 31, 2006. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. Dollars in thousands.

	2006	2007	2008	2009	2010	Thereafter	Total
Assets
Marketable securities at market value							$9,038
Notes receivable
Variable interest rate-fair value							$22,326
Instrument’s maturities	$5,633	$14,845	$2,775	$—	$—	$—	$23,253
Instrument’s amortization	—	—	—	—	—	—	—
Interest	2,418	706	284	—	—	—	3,408
Average rate	10.3%	5.1%	8.7%	—	—	—
Fixed interest rate-fair value							$53,318
Instrument’s maturities	$35,884	$2,463	$7,190	$600	$—	$10,109	$56,246
Instrument’s amortization	111	50	—	—	—	—	161
Interest	4,721	2,653	1,517	1,384	1,380	5,879	17,534
Average rate	8.2%	9.5%	9.6%	9.3%	9.5%	—
Liabilities
Notes payable
Variable interest rate-fair value							$222,726
Instrument’s maturities	$132,387	$46,767	$15,323	$6,737	$22,360	$10,993	$234,567
Instrument’s amortization	2,628	1,735	1,645	1,574	1,346	14,700	23,628
Interest	14,116	6,878	4,476	3,664	2,456	11,710	43,300
Average rate	7.7%	7.0%	6.8%	6.8%	6.5%	—
Fixed interest rate-fair value							$723,570
Instrument’s maturities	$152,468	$58,749	$65,226	$8,353	$2,186	$121,184	$408,166
Instrument’s amortization	10,714	10,034	9,218	9,076	8,973	320,843	368,858
Interest	50,641	41,454	36,076	31,387	30,278	443,380	633,216
Average rate	7.1%	7.0%	7.1%	6.7%	6.7%	—

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of

American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 22, American Realty Investors, Inc.’s management intends to both sell land and income producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Plano, Texas

March 30, 2007

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Assets
Real estate held for investment	$1,249,833	$1,025,661
Less—accumulated depreciation	(178,029)	(153,597)

	1,071,804	872,064
Real estate held for sale, net of depreciation	134,593	172,303
Real estate subject to sales contract	66,027	68,738
Notes and interest receivable
Performing ($28,541 in 2006 and $44,500 in 2005 from affiliates)	50,668	70,894
Non-performing	2,963	11,546

	53,631	82,440
Less—allowance for estimated losses	(1,000)	(1,000)

	52,631	81,440
Marketable securities, at market value	9,038	7,446
Cash and cash equivalents	7,035	13,904
Restricted cash	6,000	—
Investments in equity investees	25,056	13,521
Goodwill, net of accumulated amortization ($1,763 in 2005)	—	11,858
Other intangibles, net of accumulated amortization ($926 in 2005)	—	1,449
Other assets ($52,793 in 2006 and $30,441 in 2005 from affiliates)	121,487	103,072

	$1,493,671	$1,345,795

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable ($7,499 in 2006 and $45,590 in 2005 to affiliate)	$1,022,370	$817,944
Liabilities related to assets held-for-sale	43,579	144,555
Liabilities subject to sales contract	58,816	59,323
Stock-secured notes payable	22,452	22,549
Accounts payable and other liabilities ($10,542 in 2006 and $4,667 in 2005 to affiliates)	107,771	93,842

	1,254,988	1,138,213
Commitments and contingencies

Minority interest	78,194	59,185
Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2006 and 2005 (liquidation preference $33,909), including 900,000 shares in 2006 and 2005 held by subsidiaries	4,979	4,982
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares in 2006 and 2005	114	114
Treasury stock, at cost, 1,443,272 shares in 2006 and 2005	(15,146)	(15,146)
Paid-in capital	93,378	93,389
Retained earnings	75,380	64,805
Accumulated other comprehensive income	1,784	253

	160,489	148,397

	$1,493,671	$1,345,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Revenues:
Rental and other property revenues ($1,423 in 2006, $1,091 in 2005 and $1,223 in 2004 from affiliates)	$182,344	$159,200	$137,452

Expenses
Property operating expenses ($8,212 in 2006, $7,646 in 2005 and $5,182 in 2004 to affiliates)	122,916	106,930	102,631
Depreciation and amortization	25,394	22,328	21,452
General and administrative ($4,481 in 2006, $4,407 in 2005 and $2,470 in 2004 to affiliates)	9,465	17,683	15,804
Advisory fee to affiliate	12,678	9,336	10,728

Total operating expenses	170,453	156,277	150,615

Operating income (loss)	11,891	2,923	(13,163)

Other income (expense)
Interest income ($2,692 in 2006, $2,379 in 2005 and $3,258 in 2004 from affiliates)	5,950	5,439	5,347
Gain (loss) on foreign currency transaction	2	292	3,766
Gain on settlement of debt	—	—	10,649
Gain on involuntary conversion	20,479	—	—
Other income	6,181	3,007	1,846
Mortgage and loan interest ($1,857 in 2006, $2,510 in 2005 and $2,825 in 2004 to affiliates)	(76,518)	(60,966)	(59,684)
Discount on sale of notes receivable	(1,170)	(15)	(389)
Net income fee to affiliate	(972)	(3,712)	(1,933)
Incentive fee to affiliate	(1,490)	(1,128)	—
Litigation settlement	15	(130)	(4,348)
Provision for loan losses	—	—	2,768
Provision for asset impairment	—	—	(8,001)

Total other income (expense)	(47,523)	(57,213)	(49,979)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(35,632)	(54,290)	(63,142)
Gain on land sales	23,973	39,926	11,781
Minority interest	672	(3,056)	(7,270)
Equity in income (loss) of investees	1,540	397	(41)

Income (loss) from continuing operations	(9,447)	(17,023)	(58,672)
Income from discontinued operations (NOTE 19)	22,513	64,440	91,866

Net income	13,066	47,417	33,194
Preferred dividend requirement	(2,491)	(2,572)	(2,601)

Net income applicable to common shares	$10,575	$44,845	$30,593

Earnings per share—basic
Income (loss) from continuing operations	$(1.18)	$(1.93)	$(5.80)
Discontinued operations	2.22	6.35	8.70

Net income applicable to common shares	$1.04	$4.42	$2.90

Earnings per share—diluted
Income (loss) from continuing operations	$(1.18)	$(1.93)	$(5.80)
Discontinued operations	2.22	6.35	8.70

Net income applicable to common shares	$1.04	$4.42	$2.90

Weighted average common shares used in computing earnings per share	10,149,000	10,149,000	10,559,571

Convertible Preferred Stock (2,490,913, 2,490,913 and 2,569,350 shares) and options to purchase 70,750, 70,750 and 76,750 shares of ARI’s Common Stock were excluded from the computation of diluted earnings per share for 2006, 2005 and 2004 respectively, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	(dollars in thousands)
Balance, January 1, 2004	$4,651	$100	$114	$(9,924)	$92,464	$(10,635)	$101	$76,871
Unrealized gain on foreign Currency translation	—	—	—	—	—	—	(3,229)	(3,229)
Unrealized gains marketable securities	—	—	—	—	—	—	1,580	1,580
Net income	—	—	—	—	—	33,194	—	33,194

								31,545
Repurchase of common stock	—	—	—	(5,222)	—	—	—	(5,222)
Common stock dividends (pre-merger)	—	—	—	—	—	(26)	—	(26)
Repurchase of series A preferred stock	(12)	—	—	—	(48)	2	—	(58)
Issuance of series A preferred affiliates	500	—	—	—	2,000	—	—	2,500
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	(2,571)	—	(2,571)
Series E preferred stock cash dividend ($0.60 per share)	—	—	—	—	—	(30)	—	(30)

Balance, December 31, 2004	$5,139	$100	$114	$(15,146)	$94,416	$19,934	$(1,548)	$103,009
Unrealized loss on foreign Currency translation	—	—	—	—	—	—	935	935
Unrealized gain on marketable securities	—	—	—	—	—	—	866	866
Net income	—	—	—	—	—	47,417	—	47,417

								49,218
Common stock dividends (pre- merger)	—	—	—	—	—	(1)	—	(1)
Repurchase of series A preferred Stock	(157)	—	—	—	(1,027)	27	—	(1,157)
Repurchase of series E preferred Stock	—	(100)	—	—	—	—	—	(100)
Series A preferred stock cash Dividend ($1.00 per share)	—	—	—	—	—	(2,550)	—	(2,550)
Series E preferred stock cash Dividend ($0.60 per share)	—	—	—	—	—	(22)	—	(22)

Balance, December 31, 2005	$4,982	$—	$114	$(15,146)	$93,389	$64,805	$253	$148,397
Unrealized gain on foreign Currency translation	—	—	—	—	—	—	(790)	(790)
Unrealized gain on marketable securities	—	—	—	—	—	—	2,321	2,321
Net income	—	—	—	—	—	13,066	—	13,066

								14,597
Repurchase of series A preferred Stock	(3)	—	—	—	(11)	—	—	(14)
Series preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	(2,491)	—	(2,491)

Balance, December 31, 2006	$4,979	$—	$114	$(15,146)	$93,378	$75,380	$1,784	$160,489

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash Flows From Operating Activities
Income (loss) from continuing operations	$(9,447)	$(17,023)	$(58,672)
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of real estate	(23,973)	(39,926)	(11,781)
Depreciation and amortization	25,394	22,328	21,452
Amortization of deferred borrowing costs	3,049	6,671	10,488
Provision for asset impairment	—	—	10,499
Discount on sale of notes receivable	1,183	15	389
Provision for loan losses	—	—	(2,768)
Gain on settlement of debt	—	—	(10,649)
Equity in (income) loss of investees	(1,540)	(397)	41
(Gain) loss on foreign currency transactions	(2)	(292)	(3,766)
(Increase) decrease in accrued interest receivable	1,022	1,008	1,318
(Increase) decrease in other assets	(2,918)	(8,322)	(3,548)
Increase (decrease) in accrued interest payable	2,233	(1,984)	2,492
Increase (decrease) in accounts payable and other liabilities (includes $10,542 in 2006, $2,110 in 2005 and $14,864 in 2004 with affiliates)	(10,503)	24,006	199
Increase (decrease) in minority interest	(5,551)	1,469	1,819

Net cash used in operating activities	$(21,053)	$(12,447)	$(42,487)

Cash Flows From Investing Activities
Collections on notes receivable ($1,931 in 2006, $2,490 in 2005 and $718 in 2004 from affiliates)	$12,368	$6,277	$11,626
Proceeds from sale of notes receivable	6,828	33,265	8,264
Notes receivable funded	(5,060)	(12,139)	(6,848)
Proceeds from sale of real estate	66,722	166,254	273,393
Proceeds from sale of marketable equity securities	—	84	—
Acquisitions of real estate	(142,527)	(170,333)	(57,877)
Real estate improvements	(567)	(60,356)	(165,154)
Restaurant equipment purchased	—	(810)	(1,527)
Proceeds from sale of restaurant equipment	—	1,360	94
Earnest money deposits made	(9,386)	(2,670)	(4,825)
Distribution from (to) equity investees	(5,024)	(4,374)	1,007
Payments to advisor	(1,684)	—	—
Investment in real estate entities, net of cash acquired	(39,269)	(475)	(3,887)

Net cash (used in) provided by investing activities	$(117,599)	$(43,917)	$54,266

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash Flows From Financing Activities
Proceeds from notes payable	$245,848	$227,877	$382,259
Stock-secured borrowings (payments), net		3,878	(736)
Payments on notes payable	(99,531)	(145,348)	(380,579)
Deferred borrowing costs	(6,477)	(4,417)	(8,994)
Net advances (to) from affiliates	(8,243)	(32,827)	14,189
Dividends paid	(849)	(1,012)	(1,566)
Restricted cash	(6,000)	—	—
Repurchase of preferred stock	(15)	(1,375)	(10)
Repurchase of common stock	—	—	(5,222)

Net cash provided by (used in) financing activities	124,733	46,776	(659)

Discontinued Operations
Cash provided by operating activities	2,433	1,091	2,025
Cash (used in) investing activities	4,617	—	(287)

	7,050	1,091	1,738

Net increase (decrease) in cash and cash equivalents	(6,869)	(8,497)	12,858
Cash and cash equivalents, beginning of year	13,904	22,401	9,543

Cash and cash equivalents, end of year	$7,035	$13,904	$22,401

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$51,674	$52,494	$66,411
Cash paid for income taxes, net of refunds	—	—	—

Schedule of non cash investing and financing activities
Notes payable assumed from acquisition of real estate	$55,351	$15,669	$5,027
Notes payable assumed by buyer upon sale of real estate		14,533	34,357
Purchase accounting adjustment of net assets acquired		—	8,434
Notes receivable from sale of real estate	3,821	43,192	24,167
Subsidiary purchased from affiliate decreasing affiliate receivable	5,150	4,101	—
Acquisition of real estate to satisfy note receivable		12,531	—
Decrease in affiliate receivable for acquisition of real estate		7,612	—
Funds collected by affiliate for property damage insurance reimbursement	41,040	8,182	—
Issuance of affiliated preferred stock and reduction in affiliated receivables	10,000	—	—
Notes payable proceeds collected by affiliate for property financing		—	21,297
Unrealized foreign currency translation gain (loss)	790	935	(3,229)
Unrealized gain on marketable securities	2,321	866	1,580
Issuance of Series A Preferred Stock		—	2,500
Note payable paid by affiliate		—	10,823
Real estate received from related party to satisfy debt	12,214	—	—
Land exchanged with non-affiliated party	1,500	—	—
Increase in minority interest related to acquisition of real estate	25,321	—	—

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

Certain balances for 2005 and 2004 have been reclassified to conform to the 2006 presentation.

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

Recent Accounting pronouncements.    In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material impact on our cash flows, results of operations, financial position, or liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income statement. SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, to our financial condition or results of operations from the adoption of SFAS No. 157.

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

Foreign currency translation.    Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of shareholders’ equity. Subsidiaries with a United States dollar functional currency remeasure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of re-measurement are included in

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in income and amounted to a gain of $790,000 in 2006 and a gain of $292,000 in 2005.

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

Stock-based employee compensation.    The Company previously accounted for its stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company previously based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method and applied the provisions of SFAS 123(R) to all share-based compensation. All of ARI’s stock options were fully vested as of January 1, 2006 and ARI had no outstanding stock option grants that were modified or settled after January 1, 2006; therefore, the adoption of SFAS 123(R) had no material effect on the Company’s results of operations for the year ended December 31, 2006.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the compensation cost for options issued prior to the Company’s adoption of SFSAS 123(R) been determined based on the fair values at the grant dates for awards granted in accordance with the provisions of SFAS 123(R), the Company’s net income and net income per share for 2005 and 2004 would have decreased to the proforma amounts indicated in the following table.

	2005	2004
	(dollars in thousands, except per share amounts)
Net income applicable to common shares, as reported	$44,845	$30,593
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	22	22

Pro forma net income	$44,823	$30,571

Net income per share
Basic and diluted, as reported	$4.42	$2.90
Basic and diluted, pro forma	$4.42	$2.90

NOTE 2. REAL ESTATE

In 2006, ARI purchased the following properties:

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Apartments
Anderson Estates	Oxford, MS	48 Units	$1,144	$148	$996		9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	98	645		8.50	(1)	4/19
David Jordan Phase III	Greenwood, MS	40 Units	812	122	690		8.75	(1)	7/22
Leflore Estates	Greenwood, MS	104 Units	2,114	337	1,777		7.00	(1)	2/22
Monticello III Estates	Monticello, AR	32 Units	644	96	548		7.00	(1)	1/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	99	356		8.50	(1)	2/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	226	1,358		8.25	(1)	2/19

			7,496	1,126	6,370

Land
Bolivar Estates	Bolivar City, MS	24.8 Acres	650	649	—		—		—
Broadway Estates	Broadway City, MS	12.2 Acres	210	222	—		—		—
Carmichael Tract	Greenwood, MS	6.0 Acres	290	364	—		—		—
Castleglen	Garland, TX	10.6 Acres	723	690	—		—		—
Circle C Ranch	Austin, TX	1,092 Acres	25,569	—	25,569		8.75	(1)	3/08
Copperridge Condo #114	Dallas, TX(3)	1 Unit	53	54	—		—		—
Copperridge Condo #211	Dallas, TX(3)	1 Unit	41	41	—		—		—
Copperridge Condo #323	Dallas, TX	1 Unit	42	40	—		—		—
Creekside Land	Ft. Worth, TX	30.1 Acres	2,105	2,097	—		—		—
Crowley Land	Ft. Worth, TX	24.9 Acres	1,500	6	—		—		—
Dedeaux Road	Gulfport, MS	9.9 Acres	1,500	—	1,520		—		9/07
Ewing Land	Addison, TX	16.7 Acres	15,361	3,444	10,752	(4)	5.50		12/09
Forney Land	Forney, TX	34.8 Acres	3,945	3,926	—		—		—
Galleria East/Showcase	Dallas, TX	15.0 Acres	25,161	7,106	18,362	(7)	6.00		11/07	(5)
GNB Land	Farmers Branch, TX	45.5 Acres	9,800		10,000		—		—
Keller Springs Lofts	Addison, TX	1.7 Acres	698	—	690	(7)	8.25		10/07
Kinwest/Hackberry Creek Office Park	Irving, TX	7.9 Acres	1,737	101	1,580	(7)	10.25		10/07
Lincoln Estates II	Carthage, MS	18.0 Acres	32	32	—		—		—
Longfellow	Longview, TX	13.7 Acres	696	719	1,345		10.25		5/08
Milner Tract	Greenwood, MS	14.0 Acres	392	—	487		8.50		1/07

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/ Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Land (Continued)
Parc at Clarksville	Clarksville, TN	10.4 Acres	541	—	547	(6)	8.00		8/07
Parkway Estates	Greenwood, MS	20.1 Acres	682	364	487		8.50		1/07
Pecan Pointe	Temple, TX	12.7 Acres	1,198	1,195	1,650		8.25		12/07
Pioneer Crossing	Travis County, TX	38.5 Acres	614	614	—		—		—
RB Land	Dallas, TX	86.1 Acres	668	673	—		—		—
Ridgepoint Drive	Irving, TX	.6 Acres	179	172	—		—		—
Ritchie Road	Waco, TX	350.0 Acres	2,677	897	1,735	(7)	8.61		9/07
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050	949	—
Southwood Plantation	Tallahassee, FL	14.5 Acres	1,150	477	748	(1)	8.50	(1)	2/08
Sunflower Estates	Sunflower City, MS	18.7 Acres	187	212	—		—		—
Texas Land Plaza	Irving, TX	10.3 Acres	1,646	429	1,069		8.25		12/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673	1,892	3,038	(1)	8.50	(1)	2/08
Valwood Park	Farmers Branch, TX	11.6 Acres	1,422	—	—		—		—
Waco 42	Waco, TX	42.8 Acres	531	112	398		8.00		5/12
Waco Swanson/Ritchie Road	Waco, TX	350.0 Acres	2,677	897	1,735		—		9/09
WindMill Farms	Kaufman County, TX	3,035.5 Acres	52,038	—	39,053		9.25		11/09
Woodmont Fairway Office	Dallas, TX	5.8 Acres	3,833	1,014	3,000		8.25	(1)	11/07
Woodmont Galleria West	Farmers Branch, TX	7.1 Acres	5,846	808	5,230		9.25	(7)	12/07
Woodmont Galleria West	Farmers Branch, TX	1.9 Acres	1,604	184	1,475		9.25	(7)	12/07
Woodmont Merit Drive	Dallas, TX	9.2 Acres	4,560	1,868	2,964		8.00		3/07
Yazoo Estates	Yazoo City, MS	15.1 Acres	120	213	—		—		—

			178,401	32,461	133,434

Office Buildings
305 Baronne & 217 Rampart	New Orleans, LA	49,000 Sq. Ft.	3,985	3,483	—		—		—
Clark Garage	New Orleans, LA	7,877 Sq. Ft.	9,925	564	9,025		9.25	(7)	6/07
GNB Building	Farmers Branch, TX	200,000 Sq. Ft.	5,200	—	—		—		—

			19,110	4,047	9,025

			$205,007	$37,634	$148,829

(1)	Assumed debt.
(2)	Property purchased from IORI for extinguishment of note receivable.
(3)	Purchased for interest in condominium community. Intend to develop land.
(4)	Financed by seller.
(5)	Option to extend by paying 1.5% loan fee and 1% consulting fee on 10/07.
(6)	Construction loan funding.
(7)	Variable rate.

In 2005, ARI purchased the following properties:

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred	Interest Rate		Maturity Date
Apartments
Legends of El Paso(4)	El Paso, TX	240 Units	$2,247	$464	$1,774	5.50%		1/47
Mission Oaks(4)	San Antonio, TX	228 Units	573	573	—	5.30		9/46
Parc at Metro Center(4)	Nashville, TN	144 Units	817	—	817	5.65		9/46

			3,637	1,037	2,591

Land
Addison Park—Residential	Addison, TX	1.9 Acres	1,475	381	1,180	8.00	(3)	11/06
Addison Park—Retail	Addison, TX	3.4 Acres	783	201	626	8.00	(3)	11/06

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units / Sq. Ft./Acres	Purchase Price	Net Cash Paid/ (Received)	Debt Incurred		Interest Rate		Maturity Date
Land (Continued)
Alliance 8	Tarrant County, TX	8 Acres	657	332	408		7.75	(3)	5/06
Alliance 52	Tarrant County, TX	51.9 Acres	2,538	1,054	1,610		7.75	(3)	5/06
Alliance Airport	Tarrant County, TX	12.7 Acres	850	892	—		—		—
Denton	Denton, TX	25.9 Acres	2,100	862	1,365		7.75	(3)	4/07
Denton—Andrew B	Denton, TX	22.9 Acres	853	345	554		8.00	(3)	6/07
Denton—Andrew C	Denton, TX	5.2 Acres	303	126	197		8.00	(3)	6/07
Katrina(1)	Palm Desert, CA	23.0 Acres	4,184	—	—		—		—
Kaufman Cogen	Kaufman County, TX	2,567 Acres	5,498	6,110	—		—		—
Kaufman Taylor	Kaufman County, TX	31.0 Acres	465	486	—		—		—
Keenan Bridge(2)	Farmers Branch, TX	7.5 Acres	510	14	—		—		—
Luna	Farmers Branch, TX	2.6 Acres	250	257	—		—		—
Mandahl Bay	US Virgin Islands	50.4 Acres	7,000	4,101	3,500		7.00		7/05	(7)
Mandahl Bay (Chung)	US Virgin Islands	.7 Acres	95	101	—		—		—
Mandahl Bay (Gilmore)	US Virgin Islands	1.0 Acres	96	104	—		—		—
Mandahl Bay (Inn)	US Virgin Islands	15.0 Acres	2,500	2,731	—		—		—
Mandahl Bay (Marina)	US Virgin Islands	24.0 Acres	2,000	2,101	—		—		—
Mansfield	Mansfield, TX	21.9 Acres	1,450	577	943		7.50	(3)	3/07
Mason Goodrich(1)	Houston, TX	13.0 Acres	1,360	—	—		—		—
McKinney Ranch	McKinney, TX	464.9 Acres	45,975	19,992	28,051		8.00		12/08
Palmer Lane(10)	Austin, TX	367.4 Acres	24,832	—	14,599		8.25		8/07
Pantaze	Dallas, TX	6.0 Acres	265	276	—		—		—
Payne I & II(9)	Las Colinas, TX	149.7 Acres	1,000	1,066	—		—		—
Senlac	Farmers Branch, TX	11.9 Acres	625	643	—		—		—
Senlac VHP	Farmers Branch, TX	3.9 Acres	595	623	—		—		—
Southwood Plantation(5)	Tallahassee, FL	12.9 Acres	525	555	—		—		—
TuTu	US Virgin Islands	19.5 Acres	1,350	1,401	—		—		—
West End(6)	Dallas, TX	.2 Acres	49	52	—		—		—
Whorton	Benton County, AR	79.7 Acres	4,332	702	3,828		6.08	(3)	1/07
Wilmer 88	Dallas, TX	87.6 Acres	638	668	—		—		—

			115,153	46,753	56,861

Office Buildings
600 Las Colinas	Las Colinas, TX	509,829 Sq. Ft.	56,000	17,663	40,487	(8)	6.16		1/13
Park West	Farmers Branch, TX	243,416 Sq. Ft.	10,000	4,715	6,500		7.50	(3)	5/06

			66,000	22,378	46,987

Shopping Center
Willowbrook Village	Coldwater, MI	179,741 Sq. Ft.	8,200	2,223	6,495		7.28		2/13

			8,200	2,223	6,495

			$192,990	$72,391	$112,934

(1)	Exchanged for note receivable. See NOTE 3. “NOTES AND INTEREST RECEIVABLE.”
(2)	Exchanged for the Bee Street and 2524 Valley View land parcels.
(3)	Variable rate.
(4)	Initial construction loan funding to purchase land and begin apartment construction. Does not represent actual units purchased.
(5)	Purchased a 50% interest in this land tract.
(6)	Purchased a 37.5% interest in this land tract.
(7)	Extended to April 2006, with an increase in the interest rate to 8.0%.
(8)	First lien of $35.3 million. Second lien of $5.1 million. Interest rate and maturity date identical for both.
(9)	TCI dissolved the 50% Tenant-In-Common interest in the Payne land, resulting in TCI owning the 109.8 acre Payne I tract and the 39.9 acre Payne II tract. TCI paid an additional $1.0 million for the 30.4 flood plain acreage difference between the two parties.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	In addition to debt assumed, the property was acquired in exchange for cancellation of a $2.3 million note receivable, and a $7.6 million reduction in receivables from Prime, a related party.

In 2006, ARI sold the following properties:

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Apartments
Apple Lane	Lawrence, KS	75 Units	$2,600	$1,173	$1,290	$1,589
Oak Tree Square	Grandview, MO	189 Units	5,480	1,289	3,802	3,982
Plantation	Tulsa, OK	138 Units	2,750	638	2,191	432
Timbers on Broadway	Tyler, TX	180 Units	3,500	—	2,224	1,124
Williamsburg Hotel	Williamsburg, VA	296 Units	27,500	10,308	16,597	10,506
Will-O-Wick Gardens	Pensacola, FL	152 Units	6,500	2,806	2,827	3,049

			48,330	16,214	28,931	20,682

Land
Chase Oaks	Plano, TX	1.8 Acres	555	503	—	340
Elm Fork	Carrollton, TX	27.6 Acres	3,500	(827)	2,800	—
Elm Fork	Carrollton, TX	8.5 Acres	1,674	(755)	1,135	—
Elm Fork Land	Carrollton, TX	25.3 Acres	4,417	591	3,551	2,608
Fruitland Land	Fruitland, FL	3.9 Acres	1,550	1,462	—	1,279
Hollywood Casino	Farmers Branch, TX	10.5 Acres	3,225	1,207	—	1,411
Hollywood Casino	Farmers Branch, TX	3.4 Acres	2,006	1,087	900	1,579
Mandahl Bay	US Virgin Islands	1.5 Acres	525	265	213	236
McKinney Ranch Land	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,389
McKinney Ranch Land	McKinney, TX	44.5 Acres	10,289	10,031	—	5,292
Metro Land	Nashville, TN	1.2 Acres	215	—	160	144
Nashville	Nashville, TN	2.4 Acres	462	—	429	323
Nashville	Nashville, TN	16.4 Acres	2,512	—	2,416	1,700
Stagliano	Farmers Branch, TX	3.1 Acres	1,373	187	—	715
Vineyards II	Grapevine, TX	1.5 Acres	1,272	429	745	578
Vista Ridge Land	Lewisville, TX	14.5 Acres	2,526	2,355	—	870
Vista Ridge Land	Lewisville, TX	18.9 Acres	4,950	2,996	1,669	2,765
Vista Ridge Land	Lewisville, TX	3.8 Acres	755	698	—	306
Woodmont Group I & II	Addison, TX	4.9 Acres	3,648	1,518	1,806	1,129

			62,045	27,751	25,875	24,664

			$110,375	$43,965	$54,806	$45,346

In 2005, ARI sold the following properties:

Property	Location	Units/ Acres/Sq. Ft.	Sales Price	Net Cash Received/ (Paid)		Debt Discharged		Gain on Sale
Apartments
By the Sea	Corpus Christi, TX	153 Units	$7,450	$2,050		$5,165		$1,770
Longwood	Long Beach, MS	200 Units	6,456	9		6,253		56
Quail Pointe	Huntsville, AL	184 Units	6,200	2,157		3,501		5,265
Sun Hollow	El Paso, TX	216 Units	7,700	2,623		4,327		5,816
Terrace Hills	El Paso, TX	310 Units	12,300	5,467		5,890		6,959
Waters Edge III & IV	Gulfport, MS	318 Units	16,350	6,201		7,207		7,724
Windsor Tower	Ocala, FL	64 Units	2,845	(85	)(2)	1,937	(1)	785
Woodhollow	San Antonio, TX	546 Units	12,500	3,429		7,900		8,290

			71,801	21,851		42,180		36,665

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Units/ Acres/ Sq. Ft.	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Hotels
Majestic Inn	San Francisco, CA	57 Rooms	7,900	3,487	3,950	3,272

			7,900	3,487	3,950	3,272

Industrial Warehouses
5700 Tulane	Atlanta, GA	67,850 Sq. Ft.	816	738	—	329

			816	738	—	329

Land
Alamo Springs/Lemmon Carlisle	Dallas, TX	2.8 Acres	7,674	5,627	1,744	2,729
Granbury Station	Ft. Worth, TX	15.7 Acres	1,003	265	738	10
JHL Connell	Carrollton, TX	3.7 Acres	2,236	1,625	—	1,397
Katrina	Palm Desert, CA	9.9 Acres	2,616	574	—	1,323
Katrina	Palm Desert, CA	13.6 Acres	3,703	591	—	1,706
Katrina	Palm Desert, CA	5.5 Acres	1,325	1,281	—	619
Katrina	Palm Desert, CA	6.5 Acres	1,695	340	—	818
Katrina	Palm Desert, CA	7.4 Acres	2,028	455	—	1,072
Katrina	Palm Desert, CA	81.2 Acres	19,878	(814)	5,100	9,387
Katrina	Palm Desert, CA	24.8 Acres	6,402	1,027	—	2,947
Katy	Katy, TX	130.6 Acres	12,400	4,981	6,601	5,630
LCLLP	Las Colinas, TX	4.3 Acres	1,873	511	1,290	1,327
Mason Goodrich	Houston, TX	16.0 Acres	2,091	935	—	802
McKinney Ranch	McKinney, TX	1.3 Acres	347	325	—	191
McKinney Ranch	McKinney, TX	27.2 Acres	10,070	2,214	—	—	(3)
McKinney Ranch	McKinney, TX	3.7 Acres	1,381	290	—	—	(4)
Nashville	Nashville, TN	3.0 Acres	441	(13)	408	282
Nashville	Nashville, TN	1.2 Acres	304	236	—	226
Nashville	Nashville, TN	0.7 Acres	50	(2)	—	18
Nashville	Nashville, TN	5.0 Acres	1,035	(31)	941	737
Round Mountain	Austin, TX	10.0 Acres	1,500	251	—	1,094
Vineyards	Grapevine, TX	7.6 Acres	4,323	874	—	1,764
Vineyards and Vineyards II	Grapevine, TX	5.2 Acres	2,332	160	300	494
Vista Ridge	Lewisville, TX	4.4 Acres	950	(92)	914	440
Vista Ridge	Lewisville, TX	17.9 Acres	4,291	(129)	4,096	2,185
West End	Dallas, TX	0.8 Acres	2,259	2,099	—	1,259
West End	Dallas, TX	0.8 Acres	2,430	213	2,000	1,448

			96,637	23,793	24,132	39,905

Office Buildings
9033 Wilshire	Los Angeles, CA	44,253 Sq. Ft.	12,000	4,366	6,506	2,781
Bay Plaza I	Tampa, FL	75,780 Sq. Ft.	4,682	3,253	961	1,212

			16,682	7,619	7,467	3,993

Office Buildings
Bay Plaza II	Tampa, FL	78,882 Sq. Ft.	4,719	1,114	3,284	132
Institute Place	Chicago, IL	144,915 Sq. Ft.	14,460	4,843	7,792	10,603

			19,179	5,957	11,076	10,735

Shopping Centers
Promenade	Highland Ranch, CO	133,558 Sq. Ft.	14,250	6,192	6,651	7,129

			14,250	6,192	6,651	7,129

			$227,265	$69,637	$95.456	$102,028

(1)	Debt assumed by purchaser.
(2)	Cash of $860,000 received by an affiliate, increasing ARI’s affiliate receivable.
(3)	Gain of $7.0 million deferred due to insufficient initial buyer investment.
(4)	Gain of $307,000 deferred due to insufficient initial buyer investment.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, ARI had the following properties under construction.

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bolivar Homes	Cleveland, MS	65 Units	$1,218	$7,390	$1,300
Broadway Estates	Greenville, MS	104 Units	788	7,569	850
Lago Vista	Farmers Branch, TX	212 Units	5,091	21,359	2,079
Laguna Vista	Farmers Branch, TX	206 Units	9,969	11,137	17,741
Legends of El Paso	El Paso, TX	240 Units	6,430	15,461	14,988
Mason Park	Houston, TX	312 Units	1,991	17,409	3,349
Mission Oaks	San Antonio, TX	228 Units	14,241	(2,266)	11,376
Parc at Clarksville	Clarksville, TN	206 Units	889	13,002	5,624
Parc at Maumelle	Maumelle, AR	240 Units	12,419	5,782	13,015
Parc at Metro Center	Nashville, TN	144 Units	4,373	6,768	8,340
Parc at Rogers	Rogers, AR	152 Units	973	19,852	3,563
Pecan Pointe	Temple, TX	232 Units	1,991	14,846	180
Sunflower Estates	Indianola, MS	65 Units	755	7,674	810
Yazoo Estates	Yazoo City, MS	96 Units	31	8,314	835

In December 2006, ARI acquired 16.792 acres in North Dallas known as the Ewing Land, for $3.4 million cash and a seller financing of $10.8 million. The land was acquired for future development and borders the cities of Addison and Farmers Branch. The loan matures in December 2009 and requires interest only payments at 5.5 percent until maturity.

On November 21, 2006, the Company purchased 3,035 acres of land located in Kaufman County, Texas for $52.0 million, known as Windmill Farms. The purchase price consisted of $39.1 million in new debt, $10.0 million in preferred stock acquired from an affiliated entity and $2.9 million in cash. The financing consisted of two notes of $2.0 million and $37.1 million. The $2.0 million note is payable in quarterly interest only payments through maturity. On November 21, 2007, $1.0 million of principal is due. The remainder of the principal is due on the maturity date, November 21, 2008. The $37.1 million note is payable in monthly installments of interest only. Principal payments of $7.5 million each are due on November 17, 2007 and November 17, 2008. The remaining accrued unpaid interest and principal balances are due on maturity, November 17, 2009. In addition, a portion of the note proceeds, $6.0 million, went to a restricted cash account to pay for future interest payments mentioned above.

In November 2006, ARI acquired approximately 15 acres located at the intersection of the Dallas North Tollway and IH-635 (LBJ Freeway) in Dallas, Texas for a purchase price of $25.2 million. Payment was in the form of $8.8 million cash and a note payable of $18.4 million due in December 2007. Terms of the note require interest only payments at 6.0 percent until maturity. The property is currently occupied by an automobile dealership, which pays a monthly rental for use of the property. ARI intends to hold the land for future development or sale.

In November 2006, ARI purchased two parcels of land in separate transactions totaling approximately 9.2 acres in North Dallas for approximately $7.5 million. Payment was made in the form of notes payable in the amounts of $1.5 million and $5.2 million. The notes require interest payments at 6.0 percent through maturity in December 2007. ARI intends to hold the land for future development or resale.

In August 2006, ARI purchased the Clarke Garage at 913 Gravier in New Orleans, Louisiana for $9.0 million. The property is adjacent to and includes 305 Baronne. 305 Baronne contains approximately 2,000 square feet of retail space and is currently occupied by retail tenants. 225 Baronne consists of approximately 417,000 square feet of office space and was significantly damaged during Hurricane Katrina in

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 2005. In 2006, ARI reduced the carrying value of 225 Baronne to $1.2 million, which approximates the value of the underlying land. ARI intends to redevelop 225 Baronne into an urban residential facility, which it considers the best and most profitable use of the property. To facilitate the marketability of the property, ARI acquired the Clarke Garage and 305 Baronne to provide additional parking and retail for the residential development.

In July 2006, the Company acquired from an affiliated entity, the GNB building which sits on .5 acres of land and an additional 45 acres of undeveloped land adjacent to the building known as GNB located in Farmers Branch, Texas. The Company paid $15 million for the building and land, via $5 million in cash and acquired $10 million of existing debt.

On November 27, 2006, the Company sold the Williamsburg Hospitality House, a 269-room hotel located in Williamsburg, Virginia, for $27.5 million. The Company received $10.3 million in cash after paying off three notes secured by this property. The notes consisted of a first lien of $10.7 million, a second lien of $5.6 million and an additional lien of $201,000 for an aggregated pay down of $16.5 million. The Company recorded a $10.5 million gain on the sale of this property.

In June 2006, ARI sold approximately 44.9 acres of the McKinney Ranch land in McKinney, Texas for $10.3 million. The sale resulted in a gain of $5.3 million and net cash proceeds of $10.0 million after payment of closing and ancillary costs.

In June 2006, ARI sold approximately 123.9 acres of the McKinney Ranch land in McKinney, Texas for $16.6 million. The sale resulted in a gain of $3.5 million and net cash proceeds of $6.0 million after pay down of $10.2 million on notes payable and other costs of sale.

In May 2006, ARI sold the Will-O-Wick apartments in Pensacola, Florida, for $6.5 million. The sale resulted in a gain of $2.9 million and net cash proceeds received of $2.8 million after payment of outstanding mortgages and costs of sale.

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

NOTE 3.	NOTES AND INTEREST RECEIVABLE

	2006		2005
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing	$51,723	$46,174	$64,822	$68,130
Non-performing	4,852	2,963	10,822	11,546

	$56,575	$49,137	$75,644	79,676

Interest receivable		4,494		2,764

		$53,631		$82,440

Interest income is recognized on non-performing notes receivable on a cash basis. If the notes for the years 2006, 2005, and 2004 had been performing, an additional receivable totaling $765,000, $172,000 and $961,000, respectively, would have been recognized.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes receivable at December 31, 2006, mature from 2007 to 2017 with interest rates ranging from 4.0% to 12.0% per annum and a weighted average rate of 7.9% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. A majority of the notes receivable provide for principal to be paid at maturity. Scheduled principal maturities of $13.0 million are due in 2007.

In February 2005, ARI sold a 9.9 acre tract of its Katrina land parcel for $2.6 million, receiving $574,000 after payment of closing costs and providing purchase money financing of $2.0 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matures in February 2008. In March 2005, ARI sold the loan for $2.0 million, receiving $2.0 million in cash after payment of closing costs.

In February 2005, ARI sold a 13.6 acre tract of its Katrina land parcel for $3.7 million, receiving $591,000 after payment of closing costs and providing purchase money financing of $2.8 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2008. In March 2005, ARI sold the loan for $2.8 million, receiving $2.8 million in cash after payment of closing costs.

In February 2005, ARI sold a 6.5 acre tract of its Katrina land parcel for $1.7 million, receiving $340,000 after payment of closing costs and providing purchase money financing of $1.3 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.3 million, receiving $1.3 million in cash after payment of closing costs.

In February 2005, ARI sold a 7.4 acre tract of its Katrina land parcel for $2.0 million, receiving $455,000 after payment of closing costs and providing purchase money financing of $1.5 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $1.5 million, receiving $1.5 million in cash after payment of closing costs.

In February 2005, ARI sold an 81.2 acre tract of its Katrina land parcel for $19.9 million, paying $814,000 after payment of debt and closing costs and providing purchase money financing of $14.9 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in February 2007. In March 2005, ARI sold the loan for $14.9 million, receiving $14.9 million in cash after payment of closing costs.

In March 2005, ARI sold a 24.8 acre tract of its Katrina land parcel for $6.4 million, receiving $1.0 million after payment of closing costs and providing purchase money financing of $4.8 million. The loan accrued interest at 8.0%, required quarterly payments of interest, and matured in March 2007. In March 2005, ARI sold the loan for $4.8 million, receiving $4.8 million in cash after payment of closing costs.

In August 2005, ARI sold a 7.6 acres tract of its Vineyards land parcel for $4.3 million, receiving $874,000 after payment of closing costs and providing purchase money financing of $3.2 million. The secured note accrued interest at 8.0% per annum and matured in August 2006. In September 2005, ARI sold the note for $3.2 million plus accrued but unpaid interest, receiving $3.3 million in cash after payment of closing costs.

In September 2005, ARI sold a 5.2 acre tract of its Vineyards and Vineyards II land parcels for $2.3 million, receiving $160,000 after payment of closing costs and debt paydown, and providing purchase money financing of $1.7 million. The secured note accrued interest at 8.0% per annum and matured in September 2006. In September 2005, ARI sold the note for $1.7 million plus accrued but unpaid interest, receiving $1.7 million in cash after payment of closing costs.

In August 2005, ARI sold a 16.0 acre tract of its Mason Goodrich land parcel for $2.1 million, receiving $935,000 after payment of closing costs and providing purchase money financing of $1.0 million. The secured note accrued interest at 8.0%, required monthly interest payments, and matured in November 2005. In November 2005, the note was collected in full, including accrued but unpaid interest.

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

In October 2004, ARI sold the In The Pines apartments to a third party and provided $1.0 million of the purchase price as seller financing in the form of two notes. The first note accrued interest at 7.0% per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. In the event of a default, the note is also secured by membership rights in the purchaser’s entity. The second note was unsecured, accrued interest at 8.5% per annum, required monthly interest only payments, and matured in January 2005. The Purchaser extended this note to March 2005 by paying 1.0% of the outstanding principal balance as an extension fee and then extended the note an additional 30 days to April 2005 by paying an extension fee of 0.5% of the outstanding principal balance. Both loans were extended to October 2005 with the payment to ARI of a 2.0% extension fee. Both loans were paid in full, including unpaid interest, in October 2005.

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10 percent, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, ARI had advanced $3.2 million to the borrower. ARI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, ARI purchased for $4.1 million a subsidiary of Tacco Universal, a related party that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes accrue interest at 12 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, ARI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinate loan. In March 2006, ARI secured a development loan of $31.3 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. As of December 31, 2006 the development loan balance was approximately $22.8 million. The development loan matures in March 2008 and bears interest at Prime plus one percent. The Company intends to develop the land for sale to single-family residential builders.

In September 2005, ARI sold 10 acres of unimproved land to a third party for $1.5 million and provided $1.1 million of the purchase price as seller financing. The secured note accrued interest at 10%, required monthly interest only payments, and matured in September 2008. In December 2005, ARI sold this note to a financial institution for full face value less closing costs, plus accrued interest. ARI and other related parties have also guaranteed the full payment of the note balances, including any outstanding interest and costs incurred by the financial institution.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2004, ARI sold the Centura Tower office building to a partnership and retained a 1% non-controlling general partner interest and a 4% limited partner interest. ARI has certain obligations to fund the partnership for rent abatements, tenant improvements, leasing commissions and other cash shortfalls. $4.1 million of these obligations were escrowed by ARI with the lender at loan closing. Through December 31, 2006, ARI has funded $6.5 million of these obligations, with $6.5 million recorded in the form of a note receivable from the partnership. The note bears interest at a fixed rate of 7.0% per annum. The note will be paid out of excess cash flow or from sales proceeds, but only after certain partner preferred returns are paid.

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

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2006	2005	2004
Balance January 1,	$1,000	$1,865	$4,633
(Decrease) increase in provision	—	(865)	(2,768)

Balance December 31,	$1,000	$1,000	$1,865

The allowance was reduced in 2005 when ARI received title to 13 acres of land in Harris County in settlement of a $1.4 million note from an unrelated party. The allowance was reduced in 2004 for the reversal of amounts determined to be in excess of required reserves.

NOTE 5.	INVESTMENTS IN EQUITY INVESTEES

Investment in equity method entities consisted of the following:

	2006	2005
Income Opportunity Realty Investors, Inc. (“IORI”)	$6,345	$6,155
Carden Centura, L.P.	1,944	6,048
Gruppa Florentina, LLC (“Gruppa”)	4,530	—
Other	12,237	1,318

	$25,056	$13,521

In November 2006, ARI completed its sale of its 80% interest in Milano restaurants through its investment in Gruppa Florentina, LLC. As of December 2006, ARI’s remaining 20% interest is recorded via the equity method. Gruppa is not publicly traded and has no readily determinable market value.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARI owns an approximate 24.0% interest in IORI, a publicly held real estate company. Based on the ownership percentage of ARI’s investment in IORI and IORI’s market value, ARI’s investment in IORI has a market value of approximately $6.9 million at December 31, 2006. The carrying value of this investment is approximately $6.3 million at December 31, 2006.

In December 2004, ARI sold a 95% interest in Garden Centura, L.P., a limited partnership that owns the 411,000 sq. ft. Centura Tower office building located in Farmers Branch, Texas. ARI retained a non-controlling one percent general partner and 4 percent limited partner interest in Garden Centura, L.P. ARI accounts for its investment in this partnership on the equity method. ARI advanced approximately $4.1 million to Garden Centura, L.P. during 2005 for rent abatements and tenant improvements. ARI contributed an additional $600,000 and $1.8 million to Garden Centura, L. P. for cash shortfalls in 2005 and 2006. These funds are recorded as an interest-bearing loan due from the partnership.

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

Set forth below are summarized financial data for the entities accounted for using the equity method.

	2006	2005
Real estate, net of depreciation	$58,621	$115,980
Notes receivable	27,777	63,045
Other assets	22,513	12,492
Notes payable	(61,546)	(102,272)
Other liabilities	(2,526)	(5,157)

Equity	$44,839	$84,088

	2006	2005	2004
Revenues	$11,064	$20,149	$9,227
Depreciation	(750)	(3,722)	(740)
Provision for losses	—	—	—
Interest	(4,764)	(5,829)	(3,491)
Operating expenses	(5,378)	(8,740)	(4,888)

Income (loss) from continuing operations	172	1,858	108
Income (loss) from discontinued operations	—	—	(89)
Gain from sale of discontinued operations	—	—	5,473

Net income (loss)	$172	$1,858	$5,492

ARI’s equity share of:

	2006	2005	2004
Loss before gain from sale of discontinued operations	$41	$397	$(41)
Gain from sale of discontinued operations	—	—	2,212

Net income (loss)	$41	$397	$2,171

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash flow from IORI is dependent on the ability of IORI to make distributions. IORI ceased making quarterly distributions in the fourth quarter of 2000.

NOTE 6.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI acquired equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 for $5.0 million, representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. ARI has recognized unrealized gains of $2.3 million and $866,000 during 2006 and 2005, respectively, due to increases in market price since December 31, 2006.

NOTE 7.	NOTES AND INTEREST PAYABLE

Notes and interest payable consisted of the following:

	2006		2005
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$984,424	$1,010,781	$924,660	$808,588

Interest payable		11,589		9,356

		$1,022,370		$817,944

Scheduled principal payments on notes payable are due as follows:

2007	$368,800
2008	128,045
2009	89,171
2010	36,358
2011	48,561
Thereafter	339,846

$1,010,781

Stated interest rates on notes payable ranged from 2.0% to 16.4% per annum at December 31, 2006 and matured in varying installments between 2007 and 2045. At December 31, 2006, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $1,206 million.

On July 27, 2006, the Company obtained a new note for $6.5 million of which $3.8 million dollars was used to pay down an existing note balance. The Company received proceeds of $2.5 million from this transaction. The Note is secured by 61.2 acres of land in Denton County, Texas known as Elm Fork. The annual interest rate of the note is a fixed rate of 9.25 percent. The note is payable in twelve payments of interest only through July 27, 2006; thereafter, in twenty three principal and interest payments of $60,105 through maturity. The note matures on July 27, 2009 at which time the unpaid accrued interest and principal balance are due.

On June 28, 2006, the Company paid down an existing note payable and obtained a new note for $9.5 million. The funds of the note were used to pay down an existing loan balance of $4.3 million. The Company received $4.8 million in proceeds from this transaction. The new note is secured by a lien on real and personal property known as Cross County Mall, and the rents, profits and security deposits arising from the above property. The annual interest rate of the note is a fixed 7.18 percent. The note is payable in monthly principal and interest payments of $68,879. The note matures on July 1, 2011 at which time the unpaid accrued interest and principal are due.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 16, 2006, the Company paid down an existing note payable and obtained a new note for $6.5 million. The proceeds were used to pay down an existing loan balance of $2.7 million. The Company received $3.6 million from this transaction. The new note is secured by 66.3 acres of land in Davidson County, Tennessee, known as Nashville Land. The annual interest rate of the note is 8.0 percent. The note is payable in monthly installments of interest only until July 10, 2008 at which time the note matures and all unpaid accrued interest and principal are due.

On January 17, 2006, the Company obtained a loan in the amount of $14.0 million secured by 376.2 acres of land in Travis County, Texas known as Pioneer Crossing. The proceeds were used to pay down a $14.3 million note. The Company paid an additional $893,000 at closing to cover the remaining balance of the note paid down and closing costs. The annual interest rate of the note is Prime plus 1 percent. The note is payable in monthly installments of interest only until August 1, 2007 at which time the note matures and all accrued interest and unpaid principal are due.

In July 2005, ARI secured a line of credit for $10.0 million for the acquisition and financing of land tracts. The line of credit bears interest at the prime rate plus 1.0%, which is currently 8.5%, requires interest only payments, and matures in three years. Each land tract funding has a $2.0 million limit on the loan amount, requires interest only payments at the line of credit’s variable rate, and has a maturity date of 18 months. ARI has used all $10 million of the line of credit for land purchases as of December 31, 2006.

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

Prior to February 2004, the Brandeis Office Building in Omaha, Nebraska was occupied by two tenants, one of which occupied a significant portion of the building. The larger tenant built its own building and moved out, resulting in the office building being approximately 20% occupied. The loan matured in December 2003, and ARI proposed an extension of the maturity of the loan. The lender desired a sufficient pay down of the loan. In February 2004, the title to the Brandeis Office Building was transferred to the lender by agreement. Outstanding indebtedness and accrued interest at that time was $8.8 million. ARI recorded a net impairment of $4.4 million in the fourth quarter of 2003 for this transaction.

In 2006, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
4400	Midland, TX	92 Units	$2,825	$945	$2,686	6.75		1/37
Ashton Way	Midland, TX	178 Units	2,600	945	2,474	6.75		1/37
Hunters Glen	Midland, TX	212 Units	2,475	1,804	421	7.23	(1)	2/07
Woodview	Midland, TX	232 Units	5,229	1,839	1,123	6.75		1/37

			13,129	5,533	6,704

Office Buildings
Cooley Bldg	Farmers Branch, TX	27,000 Sq. Ft.	3,045	—	470	—		—
Forum OB	Richmond, VA	79,791 Sq. Ft.	6,000	4,721	1,152	7.75		7/07
Two Hickory	Farmers Branch, TX	96,127 Sq. Ft.	9,500	7,257	74	7.03		9/11
University Square	Anchorage, AK	20,715 Sq. Ft.	1,360	1,068	271	8.25		5/07

			19,905	13,046	1,967

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Sq. Ft./Units/ Rooms/Acres	Debt Incurred		Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Shopping Centers
Cross County Mall	Mattoon, IL	307,266 Sq. Ft.	9,500		4,399	4,773	7.18		7/07

			9,500		4,399	4,773

Land
Diplomat Tract I	Farmers Branch, TX	3.9 Acres	309		—	293	10.25		5/08
Diplomat Tract II	Farmers Branch, TX	4.0 Acres	321		—	304	10.25		5/08
Diplomat Tract III	Farmers Branch, TX	3.7 Acres	293		—	278	10.25		5/08
Elm Fork	Carrollton, TX	69.4 Acres	6,500		3,805	2,015	9.25		7/07
Hutton Tract	Farmers Branch, TX	2.4 Acres	281		—	265	10.25		5/08
LaDue Walker	Farmers Branch, TX	99.0 Acres	13,948		—	333	10.25		5/08
Nashville	Nashville, TN	100.9 Acres	2,500		—	2,500	12.50	(2)	5/07
Nashville Land	Nashville, TX	82.2 Acres	6,500		2,776	3,561	7.50		7/07
Palmer Lane	Austin, TX	367.4 Acres	14,000		14,300	(893)	8.50	(1)	8/07
Payne I Land	Las Colinas, TX	109.9 Acres	5,683		—	5,591	9.00		12/07
Pioneer Crossing	Austin, TX	235.0 Acres	11,750	(3)	4,000	—	12.50		4/07
Wells Fargo Foothills	Kaufman County, TX	2,764.0 Acres	6,440		—	6,156	10.25		5/08
Wells Fargo Foothills	Valley Ranch, TX	68.0 Acres	7,323		—	7,014	10.25		5/08
West End Land	Dallas, TX	5.3 Acres	9,000		2,000	6,079	8.00		3/07

			84,848		26,881	33,496

			$127,382		$49,859	$46,940

In 2005, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Apartments
Autumn Chase	Midland, TX	64 Units	$1,166	$797	$317	5.88	%(1)	5/35
Courtyard	Midland, TX	133 Units	1,342	966	266	5.88	(1)	5/35
Southgate	Odessa, TX	180 Units	1,879	1,712	61	5.88	(1)	5/35
Sun Hollow	El Paso, TX	216 Units	2,000	—	2,000	12.50		1/06	(4)
Sunset	Odessa, TX	240 Units	2,995	1,684	1,054	5.25	(1)	10/35
Westwood	Odessa, TX	79 Units	500	—	464	5.25	(1)	12/35

			9,882	5,159	4,162

Hotels
The Majestic	Chicago, IL	55 Rooms	3,225	—	3,066	6.40		6/10
Williamsburg Hospitality House	Williamsburg, VA	296 Rooms	11,000	10,540	137	6.19	(1)	9/10

			14,225	10,540	3,203

Land
2301 Valley Branch	Farmers Branch, TX	23.8 Acres	2,420	2,841	(385)	8.50	(1)	12/06
Alliance Airport(2)	Tarrant County, TX	12.7 Acres	553	—	540	7.25	(1)	1/07
Centura(3)	Farmers Branch, TX	8.8 Acres	6,727	—	6,727	8.50	(1)	8/07
DeSoto Ranch(2)	DeSoto, TX	21.9 Acres	1,635	1,271	336	7.25	(1)	1/07
Elm Fork	Denton County, TX	105.4 Acres	7,740	—	7,540	7.00	(1)	7/06
McKinney 36	Collin County, TX	34.6 Acres	4,000	1,747	2,123	6.50	(1)	12/07
Mercer Crossing	Farmers Branch, TX	235 Acres	3,000	—	2,889	8.50		12/06
Nashville	Nashville, TN	109.6 Acres	7,000	—	6,341	7.50		2/07
Payne I	Las Colinas, TX	109.9 Acres	6,732	—	6,550	8.00		12/07
Sheffield Village(2)	Grand Prairie, TX	13.9 Acres	975	975	94	7.75	(1)	3/07
West End(2)	Dallas, TX	6.3 Acres	2,000	—	1,951	7.25	(1)	1/07
West End (2)	Dallas, TX	5.5 Acres	2,000	—	1,842	8.00	(1)	6/07

			44,782	6,834	36,548

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property	Location	Sq. Ft./Rooms/ Units/Acres	Debt Incurred	Debt Discharged	Net Cash Received	Interest Rate		Maturity Date
Office Buildings
Bridgeview Plaza	LaCrosse, WI	116,008 Sq. Ft.	7,197	6,304	649	7.25	(1)	3/10

			7,197	6,304	649

Shopping Centers
Dunes Plaza	Michigan City, IN	223,869 Sq. Ft.	3,750	2,685	658	7.50	(1)	1/10

			3,750	2,685	658

			$79,836	$31,522	$45,220

(1)	Variable rate.
(2)	Drawn on the $10.0 million line of credit for land acquisitions and financing.
(3)	IORI purchased the Centura Land for $13.0 million. See NOTE 9. “RELATED PARTY TRANSACTIONS.”
(4)	Paid in full in January 2006.

NOTE 8.	STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI and ARI’s trading portfolio securities and bear interest rates ranging from 9.5% to 24.0% per annum. Margin borrowings were $17.5 million at December 31, 2006 and $22.5 million at December 31, 2005, representing 21.1% and 21.1%, respectively, of the market values of the equity securities at those dates.

Sunset Management LLC.    Three separate but consolidated legal proceedings exist which involve matters between Sunset Management LLC (“Sunset”) and Company and/or Basic Management, Inc. (“BCM”) over a pledge as collateral for certain loans of a number of shares of Common Stock of Transcontinental Realty Investors, Inc. (“TCI”). At least five items of litigation have terminated involving substantially the same issues with all relief sought by Sunset in those proceedings being denied. The three cases which continue are all pending in the United States District Court, Eastern District of Texas, Sherman division under master case No. 4:06-CV-00018 which consist of (i) American Realty Trust, Inc. v. Sunset Management LLC, case No. 4:06-CV-00361, (ii) American Realty Trust, Inc., et al, v. Sunset Management LLC, et al, case No. 4:06-CV-00483 (formerly 6:06-CV-315) and (iii) Sunset Management LLC v. American Realty Investors, Inc., et al, case No. 4:06-CV-00018. The three consolidated cases involve (a) a suit on the Sunset promissory note and the Company’s argument that the note was modified or extended along with arguments concerning the enforceability of certain late fees and Sunset’s failure to properly disclose the imposition and effect of late fees until months after it had supposedly been imposed, (b) a securities fraud case alleging that the Note was a security and that Sunset violated the securities law, principally Rule 10b-5 in the process of procuring a Note, and (c) Sunset’s argument that the Company improperly transferred pledged stock among various pledgors but which had no damage to Sunset since the certificates were always held by an independent third party and all of the parties to whom such certificates were transferred were either promissors or guarantors on such note. The cases are in the process of scheduling additional depositions and discovery.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    RELATED PARTY TRANSACTIONS

In March 2005, ARI entered into an agreement to advance a third party $3.2 million for development costs relating to single-family residential lots in Austin, Texas. These advances are secured by stock in the borrower and hold a second lien on the undeveloped land. The secured note bears interest at 10 percent, requires semi-annual payments, and matures in March 2008. In September 2005, the total amount authorized under this advance was increased to $5.0 million. As of March 31, 2006, ARI had advanced $3.2 million to the borrower. ARI also guaranteed an $18 million loan secured by a first lien on the undeveloped land. In September 2005, ARI purchased for $4.1 million a subsidiary of Tacco Universal, a related party that holds two notes receivable from the borrower for $3.0 and $1.0 million, respectively. These notes are secured by approximately 142 acres of undeveloped land and membership interest in the borrower. These secured notes accrue interest at 12 percent, have an interest reserve for payments that is added to the principal balance on a monthly basis, and matured in June 2005. Both loans were extended to September 2005 and upon maturity were paid under the advance referred to at the beginning of this paragraph. In March 2006, ARI acquired all of the interests in the borrower, including ownership of the Austin, Texas land. The land is secured by the $18 million first mortgage and a $3 million subordinate loan. In March 2006, ARI secured a development loan of $31.3 million (secured by the Austin, Texas land), of which $18 million was used to pay the existing first mortgage. As of December 31, 2006 the development loan balance was approximately $22.8 million. The development loan matures in March 2008 and bears interest at Prime plus one percent. The Company intends to develop the land for sale to single-family residential builders.

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

In February 2004, ARI recorded the sale of a tract of Marine Creek land originally sold to a related party in December 2003. This transaction was not recorded as a sale for accounting purposes in December 2003 and was recorded as an ARI refinancing transaction in February 2004. ARI received $1.2 million in cash from the related party in February 2004 as payment on the land. ARI retained a note receivable with a balance of $270,000 that accrued interest at 12.0% and matured in April 2009. In August 2005, the note was paid in full, including accrued interest. ARI recorded the sale of the Marine Creek land tract due to the payment received on the note receivable.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2006.

PRIME
Balance, January 1, 2006 Balance	$29,702
Cash transfers to affiliates	164,562
Cash transfers from affiliates	(180,381)
Advances through financing proceeds	21,528
Repayments through property transfers	20,079
Construction fees payable to affiliate	(4,619)
Payables clearing through Prime	(10,129)

Balance, December 31, 2006	$40,742

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

NOTE 10.    DIVIDENDS

During the second quarter of 1999, ARI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. No dividends on its common stock were declared for 2004, 2005, or 2006. Future distributions to common stockholders will be dependent upon ARI’s income, financial condition, capital requirements, and other factors deemed relevant by the Board.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.	PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. Since August 15, 2003, the Series A Preferred Stock may be converted into ARI common stock at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. At December 31, 2006, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2006, 6,813,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. On or after December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARI common stock. All conversions of Series C Preferred Stock into ARI common stock will be at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. In January 2006, 1,625,000 Class A limited partner units were redeemed for $1.6 million in cash. At December 31, 2006, no share of Series C Preferred Stock was outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2006, no shares of Series D Preferred Stock was outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2006, no shares of Series E Preferred Stock was outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 21, 2007.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). Under the Option Plan, options were granted to certain ARI officers and key employees of BCM and its affiliates. The Option Plan provided for options to purchase up to 300,000 shares of common stock. In December 2005, the Option Plan was terminated. All grants were determined by the Option Committee of the Board of Directors. Options granted pursuant to the Option Plan are exercisable, based upon vesting of 20.0% per year, beginning one year after the date of grant and expire the earlier of three months after termination of employment or ten years from the date of grant. At December 31, 2006, 61,250 options were exercisable at an exercise price of $16.35 per common share, and 2,500 shares were exercisable at an exercise price of $18.53 per common share.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares at an exercise price of $17.71 per common share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003, 2004, and 2005, each Independent Director was granted an option to purchase 1,000 common shares at exercise prices of $18.53, $13.625, $9.87, $8.09, $9.13, and $9.70 per common share, respectively. At December 31, 2006, 70,750 options were exercisable at prices ranging from $8.09 to $9.70 per common share.

	2006		2005		2004
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	70,750	$8.09-18.57	76,750	$8.09-18.53	98,250	$8.09-18.53
Granted	—	—	4,000	$9.70	3,000	$9.13
Canceled	—	—	(10,000)	$8.09-16.35	(24,500)	$8.09-18.53

Outstanding at December 31,	70,750	$8.09-18.57	70,750	$8.09-18.53	76,750	$8.09-18.53

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

Prime, an affiliate, has been providing advisory services to ARI since October 1, 2003. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Ind. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “Directors and Executive Officers of the Registrant-The Advisor.”

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, BCM and their affiliates were as follows:

	2006	2005	2004
Fees
Advisory fee	$10,001	$9,336	$10,728
Net income fee	972	3,712	1,933
Incentive fee	—	1,128	—
Loan arrangement	1,087	822	1,927
Property acquisition fees	2,510	1,076	133

	$14,570	$16,074	$14,721

Cost reimbursements	$4,583	$4,407	$4,568

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fees paid to Triad, an affiliate, and Regis I, a related party:

	2006	2005	2004
Fees
Real estate brokerage	$4,380	$5,498	$8,376
Property acquisition fee	1,970	2,452	445
Construction supervision fee	1,714	1,714	5,625
Property and construction management and leasing commissions*	5,353	3,691	6,725

	$13,417	$13,355	$21,171

*	Net of property management fees paid to subcontractors, other than affiliates of Prime and BCM.

NOTE 16.    INCOME TAXES

Effective January 1, 2004, TCI became eligible to file a consolidated Federal income tax return with ARI.

There was no deferred tax expense (benefit) recorded for 2006, 2005 or 2004 as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows:

	2006	2005	2004
Computed “expected” income tax (benefit) expense	$4,573	$16,596	$11,800
Book to tax differences in gains on sale of property.	(407)	(2,280)	(17,400)
Gain from debt extinguishment not recorded for tax purposes	—	—	(2,400)
Book to tax differences from entities not consolidated for tax purposes	(3,900)	(968)	3,600
Book to tax differences of depreciation and amortization	1,628	1,832	3,500
Impairment charges not recorded for tax purposes	—	644	1,500
Book to tax differences from insurance proceeds	(7,139)	—	—
Use of net operating loss carryforwards	—	(14,925)	(1,200)
Valuation allowance against current net operating loss benefit	6,316	—	—
Other	(1,071)	(899)	600

	$—	$—	$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2006	2005	2004
Net operating losses and tax credits	$63,244	$50,915	$61,649

Basis difference of
Real estate holdings and equipment	(7,483)	5,015	(6,218)
Notes receivable	5,713	5,713	4,052
Investments	(18,586)	(15,943)	(9,360)
Goodwill and intangibles	—	(5,057)	(5,068)
Notes payable	21,918	28,608	47,132
Deferred gains	33,536	32,772	29,292

Total	98,342	102,023	121,479
Deferred tax valuation allowance	(98,342)	(102,023)	(121,479)

Net deferred tax asset	$—	$—	$—

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, 2005 and 2004, ARI had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARI would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARI has prior tax net operating losses and capital loss carryforwards of approximately $113.2 million expiring through the year 2023.

NOTE 17.    RENTS UNDER OPERATING LEASES

ARI’s operations include the leasing of commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart). The leases, thereon, expire at various dates through 2020. The following is a schedule of minimum future rents due to ARI under non-cancelable operating leases as of December 31, 2006:

2007	$40,300
2008	38,053
2009	34,106
2010	29,204
2011	24,647
Thereafter	51,272

$217,582

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segment’s assets for 2006, 2005 and 2004. (dollars in thousands)

	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
2006
Operating revenue	$58,976	$89,003	$32,988	$1,154	$223	$182,344
Operating expenses	37,970	54,152	24,412	6,487	(105)	122,916
Depreciation and amortization	11,099	11,749	2,528	6	12	25,394
Mortgage and loan interest	16,638	31,680	4,818	17,193	6,189	76,518
Interest income	—	—	—	2,911	3,039	5,950
Gain on land sales	—	—	—	23,973	—	23,973

Segment operating income (loss)	$(6,731)	$(8,578)	$1,230	$4,352	$(2,834)	$(12,561)

Capital expenditures	10,152	17,649	(932)	5,262	—	32,131
Assets	218,085	561,168	44,932	447,956	283	1,272,424

Property Sales:
Sales price	$11,040	$20,830	$27,500	$115,652	$—	$175,022
Cost of sale	7,703	11,159	16,994	80,482	—	116,338
Deferred current gain	3,337	—	—	11,197	(1,982)	12,552

Gain on sale	$—	$9,671	$10,506	$23,973	$1,982	$46,132

	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
2005
Operating revenue	$48,091	$79,024	$31,028	$729	$328	$159,200
Operating expenses	29,829	49,263	21,707	5,921	210	106,930
Depreciation and amortization	9,527	9,890	2,872	—	39	22,328
Mortgage and loan interest	12,688	29,347	4,017	10,710	4,204	60,966
Interest income	—	—	—	—	5,439	5,439
Gain on land sales	—	—	—	39,926	—	39,926

Segment operating income (loss)	$(3,953)	$(9,476)	$2,432	$24,024	$1,314	$14,341

Capital expenditures	$4,080	$53,304	$885	$2,071	$16	$60,356
Assets	223,455	515,168	76,918	297,564	—	1,113,105

Property Sales:
Sales price	$50,927	$71,552	$7,900	$96,639	$—	$227,018
Cost of sale	28,741	34,886	4,628	49,370	—	117,625
Deferred current gain	—	—	—	7,343	—	7,343
Recognized prior deferred gain	—	493	—	—	—	493

Gain on sale	$22,186	$37,159	$3,272	$39,926	$—	$102,543

	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
2004
Operating revenue	$45,669	$63,258	$27,572	$610	$343	$137,452
Operating expenses	33,109	41,267	20,376	7,115	764	102,631
Depreciation and amortization	11,251	7,514	2,631	—	56	21,452
Mortgage and loan interest	12,817	22,183	4,162	12,966	7,556	59,684
Interest income	—	—	—	—	5,347	5,347
Gain on land sales	—	—	—	11,781	—	11,781

Segment operating income (loss)	$(11,508)	$(7,706)	$403	$(7,690)	$(2,686)	$(29,187)

Capital expenditures	$13,619	$173,602	$4,530	$31,280	$—	$223,031
Assets	179,368	500,121	85,457	217,476	72,661	1,055,083

Property Sales:
Sales price	$215,444	$63,772	$—	$40,052	$—	$319,268
Cost of sale	142,031	40,637	—	27,690	—	210,358
Deferred current gain	2,661	2,542	—	581	—	5,784
Recognized prior deferred gain	5,649	—	—	—	—	5,649

Gain on sale	$76,401	$20,593	$—	$11,781	$—	$108,775

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2006	2005	2004
Segment operating income (loss)	$(12,561)	$14,341	$(29,187)
Other non-segment items of income/(expense):
General and administrative	(9,465)	(17,683)	(15,804)
Advisory fee	(12,678)	(9,336)	(10,728)
Gain/(loss) on foreign currency transaction	2	292	3,766
Gain on condemnation award	—	—	—
Other income/(expense)	6,181	3,007	1,846
Gain on settlement of debt	—	—	10,649
Insurance proceeds net of repair	20,479	—	—
Discount on sale of notes receivable	(1,170)	(15)	(389)
Net income fee	(972)	(3,712)	(1,933)
Incentive fee	(1,490)	(1,128)	—
Litigation settlement	15	(130)	(4,348)
Provision for loan losses	—	—	2,768
Provision for asset impairment	—	—	(8,001)
Equity in income (loss) of investees	1,540	397	(41)
Minority interest	672	(3,056)	(7,270)

Income (loss) from continuing operations	$(9,447)	$(17,023)	$(58,672)

NOTE 19.    DISCONTINUED OPERATIONS

For 2006, 2005 and 2004, income from discontinued operations relates to 27 properties that ARI sold during 2004, 18 properties that ARI sold during 2005, and 7 properties that ARI sold or held-for-sale during 2006 that are classified as held-for-sale at December 31, 2006. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	2006	2005	2004
Revenue
Rental	$17,143	$28,099	$58,334
Restaurant sales	34,509	36,818	34,525

	51,652	64,917	92,859
Cost of Sales
Property operations	13,023	23,146	41,675
Restaurant cost of sales	28,526	27,906	26,713

	41,549	51,052	68,388

	10,103	13,865	24,471
Expenses
Interest	6,062	10,390	20,324
Depreciation	3,687	1,652	8,989

	9,749	12,042	29,313

Income (loss) from discontinued operations	354	1,823	(4,842)
Gain on sale of real estate	22,159	62,617	96,994
Write-down of assets held for sale	—	—	(2,498)
Equity in gain on sale of real estate by equity investees	—	—	2,212

Income from discontinued operations	$22,513	$64,440	$91,866

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2006 and 2005 (unaudited):

	For Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006
Total operating revenues	$45,867	$46,461	$43,784	$46,232
Total operating expenses	43,369	45,407	41,362	40,315

Operating income	2,498	1,054	2,422	5,917
Other income (expense)	(15,854)	(15,986)	(17,623)	1,940

Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(13,356)	(14,932)	(15,201)	7,857
Gain on land sales	2,740	10,668	4,471	6,094
Minority interest	830	(798)	1,254	(614)
Equity in income (loss) of investees	175	86	(29)	1,308

Income (loss) from continuing operations	(9,611)	(4,976)	(9,505)	14,645
Income from discontinued operations	1,536	5,750	4,665	10,562

Net income (loss)	(8,075)	774	(4,840)	25,207
Preferred dividend requirement	(614)	(631)	(623)	(623)

Income (loss) applicable to common shares	$(8,689)	$143	$(5,463)	$24,584

Earnings Per Share
Basic earnings per share
Income (loss) from continuing operations	$(1.01)	$(.55)	$(1.00)	$1.38
Income from discontinued operations	.15	.56	.46	1.04

Net income (loss) applicable to common shares	$(.86)	$.01	$(.54)	$2.42

Diluted earnings per share
Income (loss) from continuing operations	$(1.01)	$(.55)	$(1.00)	$1.38
Income from discontinued operations	.15	.57	.46	1.04

Net income (loss) applicable to common shares	$(.86)	$.02	$(.54)	$2.42

2005
Total operating revenues	$35,037	$37,552	$42,236	$44,375
Total operating expenses	35,462	38,839	39,128	42,848

Operating income	(425)	(1,287)	3,108	1,527
Other income (expense)	(14,375)	(11,139)	(16,255)	(15,444)
Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(14,800)	(12,426)	(13,147)	(13,917)
Gain on land sales	24,178	4,913	5,434	5,401
Minority interest	(921)	174	338	(2,647)
Equity in income (loss) of investees	60	152	71	114

Income (loss) from continuing operations	8,517	(7,187)	(7,304)	(11,049)
Income from discontinued operations	12,161	4,469	23,378	24,432

Net income (loss)	20,678	(2,718)	16,074	13,383
Preferred dividend requirement	(650)	(649)	(650)	(623)

Income (loss) applicable to common shares	$20,028	$(3,367)	$15,424	$12,760

Earnings Per Share
Income (loss) from continuing operations	$.78	$(.77)	$(.78)	$(1.15)
Income from discontinued operations	1.19	.44	2.30	2.41

Net income (loss) applicable to common shares	$1.97	$(.33)	$1.52	$1.26

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	Series A cumulative convertible preferred stock, 3,389,876 shares of preferred stock convertible into common stock estimated to be 2,956,000 common shares and options to purchase 71,000 shares of ARI’s common stock were excluded from the computation of diluted earnings per shares, because the effect of their inclusion would be anti-dilutive.

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

NOTE 22.    COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.    Management believes that ARI will generate excess cash flow from property operations in 2007, such excess however, will not be sufficient to discharge all of ARI’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts.    ARI is the limited partner in 10 partnerships currently constructing residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of expected buyouts, as of December 31, 2006 is approximately $2.1 million.

Sunset Management LLC.    Three separate but consolidated legal proceedings exist which involve matters between Sunset Management LLC (“Sunset”) and Company and/or Basic Management, Inc. (“BCM”) over a pledge as collateral for certain loans of a number of shares of Common Stock of Transcontinental Realty Investors, Inc. (“TCI”). At least five items of litigation have terminated involving substantially the same issues with all relief sought by Sunset in those proceedings being denied. The three cases which continue are all pending in the United States District Court, Eastern District of Texas, Sherman division under master case No. 4:06-CV-00018 which consist of (i) American Realty Trust, Inc. v. Sunset Management LLC, case No. 4:06-CV-00361, (ii) American Realty Trust, Inc., et al, v. Sunset Management LLC, et al,

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case No. 4:06-CV-00483 (formerly 6:06-CV-315) and (iii) Sunset Management LLC v. American Realty Investors, Inc., et al, case No. 4:06-CV-00018. The three consolidated cases involve (a) a suit on the Sunset promissory note and the Company’s argument that the note was modified or extended along with arguments concerning the enforceability of certain late fees and Sunset’s failure to properly disclose the imposition and effect of late fees until months after it had supposedly been imposed, (b) a securities fraud case alleging that the Note was a security and that Sunset violated the securities law, principally Rule 10b-5 in the process of procuring a Note, and (c) Sunset’s argument that the Company improperly transferred pledged stock among various pledgors but which had no damage to Sunset since the certificates were always held by an independent third party and all of the parties to whom such certificates were transferred were either promissors or guarantors on such note. The cases are in the process of scheduling additional depositions and discovery.

Fansler.    On February 12, 2004, The Fansler Foundation (“Fansler”) instituted an action in the U.S. District Court, Eastern District of California, against the Company and Basic Capital Management, Inc. styled The Fansler Foundation v. American Realty Investors, Inc. and Basic Capital Management, Inc. The Fansler complaint, as amended September 7, 2004, demands a jury trial and alleges that in 1997, Fansler sold its interests in four hotels (commonly known as The Piccadilly Inn Hotels in Frenso, California) to American Realty Trust, Inc. (“ARI”) for 1,600,000 shares of ART Series F 10% Cumulative Convertible Preferred Stock (the “ART Series F Preferred Stock”) which was, in August 2000, converted into 1,600,000 shares of ARI Series A 10% Cumulative Convertible Preferred Stock (the “ARI Series A Preferred Stock”). Fansler’s amended complaint alleges that it received “multiple assurances” that the ART Series F Preferred Stock (and subsequently the ARI A Preferred Stock) would be separately “listed on the NYSE,” which (although attempts were made to do so) did not and has not occurred because the stock does not meet the minimum distribution requirements of the NYSE. Fansler alleges that if the ARI Series A Preferred Stock were listed on the NYSE, the fair value of the shares held by Fansler would exceed $20 million. Fansler’s amended complaint alleges breach of fiduciary duty, breach of express and implied obligations arising under a written contract, promissory estoppel, misrepresentation, negligent fraud and misrepresentation and concealment and seeks rescission, unspecified, compensatory damages, interest, attorneys’ fees and unspecified exemplary damages. The Company and BCM have denied all material allegations and intend to vigorously defend this action. Due to the existence of this litigation and, among other things, the inclusion in the Amended Complaint of a claim for rescission (that is, to restore the parties to their respective positions prior to the exchange of ART and ARI shares, which would require an accounting for and potential return of dividends paid thereafter), and ARI’s rights to setoff asserted in this litigation, the Company has suspended the delivery of funds to Fansler representing declared dividends on the 1,600,000 shares of ARI Series A Preferred Stock held by Fansler, but all other eligible holders of ARI Series A Preferred Stock have received all funds representing declared dividends on the ARI Series A Preferred Stock.

Waters Edge.    Shortly before the advent of Hurricane Katrina, an apartment complex in Mississippi was sold to Waters Edge Living, LLC but notwithstanding such sell, the property continued on insurance coverage applicable to American Realty Investors, Inc. (“ARI”) and others. As a result of sorting out various claims, two items of litigation exist, Waters Edge Living, LLC v. RUSI Indemnity Co., et al, civil action No. 4:06-CV-00334-RH-WCS pending in the United States District Court for the Northern district of Florida and Prime Income Asset Management, Inc., et al v. Waters Edge Living, LLC, et al, civil action No. 3:07-CV-0102-D pending in the United States District Court for the Northern district of Texas. ARI is not a direct party in either case. In the Texas case, three subsidiaries of ARI are plaintiffs, Continental Baronne, Inc., Continental Common, Inc. and Continental Amoco, Inc. which own three New Orleans office buildings damaged by Hurricane Katrina. RUSI Indemnity Co. has paid approximately $50.0 million into a trust account held by Merrill Lynch under the supervision of the Florida Court. Of that amount, approximately $32.5 million is money paid on account of the Waters Edge Living, LLC claim and $17.5 million is money paid on the claims of Continental Baronne, Inc. and the other three New Orleans office buildings. Three ARI subsidiaries are intending to intervene in the near future

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the Florida proceeding to attempt to obtain prompt return of the $17.5 million, although Prime Income Asset Management, Inc. (“PIAMI”) has pending an emergency motion for return of those funds (which has been pending since February 1, 2007). Of the $32.5 million allegedly allocable to Waters Edge Living, LLC, PIAMI et al are entitled to a refund, at a minimum, of approximately $6.0 million (consisting of $1.9 million previously advanced from PIAMI against the payment of the claim and $4.0 million for flood insurance proceeds, which should be credited against the $32.5 million) and potentially more, depending upon the amount by which the total claims exceed a $100.0 million cap under the applicable policies. While this case is a plaintiff’s case form the perspective of the ARI subsidiaries, funds belonging to the ARI subsidiaries are being withheld from those subsidiaries aggregating at least $17.5 million. There is no significant prospect from these cases that ARI will have to pay any additional funds to Waters Edge Living, LLC.

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity.

Other Litigation.    ARI is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARI’s financial condition, results of operations or liquidity.

NOTE 23.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2006 not already reflected elsewhere in this Form 10-K are disclosed below.

In 2007, ARI purchased the following property:

Property	Location	Units/ Sq. Feet/Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate	Maturity Date
Land
Woodmont Group VIII Keller Springs	Addison, TX	5.6 Acres	$2,526	$369	$2,021	Prime+1%	2/08

Building
Parkwest I	Farmers Branch, TX	383,114 Sq. Ft.	39,250	—	35,000	—	—
Parkwest II	Farmers Branch, TX	707,559 Sq. Ft.	67,750	3,375	62,000	—	—

(1)	Variable rate.

In 2007, ARI sold the following property:

Property	Location	Units/Acres/ Sq. Ft.	Sales Price	Net Cash Received	Debt Discharged	Gain on Sale
Land
Grapevine Yards	Grapevine, TX	4.6 Acres	$2,928	$1,015	$1,761	$1,040
McKinney Ranch Land	McKinney, TX	15.0 Acres	2,785	793	1,850	1,122
Metro Center Land	Nashville, TX	22.3 Acres	3,896	706	—	—

Apartments
Mediterranean Villa	San Antonio, TX	140 Units	4,110	1,039	2,598	744

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, ARI financed/refinanced or obtained second mortgage financing on the following:

Property	Location	Acres/Sq. Ft.	Debt Incurred	Debt Discharged	Net Cash Received/ Paid		Interest Rate	Maturity Date
Land
Manhattan Land	Farmers Branch, TX	108.8 Acres	$7,000	$—	$6,620		10.00%	1/08
Crowley & Wilmer Land	Crowley & Wilmer, TX	142.6 Acres	3,390	—	2,633		10.00	7/07

Building
City Suites Hotel	Chicago, IL	45 Rooms	7,300	3,551	307		—	—

Debt
RMR Investments, Inc.			1,758		1,385		9.75	7/07
ART Loan from Bank Midwest			5,000		4,916	(1)		2/07

(1)	Variable rate.

SCHEDULE III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment
Apartments
4400, Midland, TX	$2,825	$349	$1,396	$—	$(130	)(4)	$349	$1,266	$1,615	303	1981	3/98	40 years
Anderson Estates, Oxford, MS	984	691	2,683	—		(4)	691	2,683	3,374	99	2001	1/06	40 years
Arbor Point, Odessa, TX	1,807	321	1,285	526	(159	)(4)	321	1,652	1,973	835	1975	8/96	5-40 years
Arlington Place, Pasadena, TX	3,933	330	3,275	752	(2	)(4)	330	4,025	4,355	3,525	1973	11/76	10-40 years
Ashton Way, Midland, TX	2,600	384	1,536	52	(147	)(4)	384	1,441	1,825	414	1978	4/98	5-40 years
Autumn Chase, Midland, TX	1,138	141	1,265	—	(105	)(4)	141	1,160	1,301	214	1985	3/00	40 years
Bay Walk, Galveston, TX	5,177	679	6,106	—	(892)		679	5,214	5,893	675	1979	9/01	5-40 years
Blue Lake Villas, Waxahachie, TX	10,555	762	10,521	—	(795	)(4)	762	9,726	10,488	982	2002	1/02	40 years
Blue Lake Villas II, Waxahachie, TX	4.050	287	4,451	—	—		287	4,451	4,738	111	2004	1/04	40 years
Bluffs At Vista Ridge, Lewisville, TX	15,518	2,585	18,832	—	(8	)(4)	2,585	18,824	21,409	—	2005	8/03	40 years
Breakwater Bay, Beaumont, TX	9,709	740	10,435	—	—		740	10,435	11,175	485	2003	5/03	40 years
Bridges on Kinsey, Tyler, TX	14,283	862	15,849	150	—		862	15,999	16,861	769	2005	2/04	40 years
Bridgestone, Friendswood, TX	1,965	169	1,780	192	(58	)(4)	169	1,914	2,083	1,469	1979	6/82	18-40 years
Capitol Hill, Little Rock, AR	9,297	932	8,875	—	—		932	8,875	9,807	530	2003	3/03	40 years
Chateau, Bellevue, NE	3,108	130	1,723	141	9	(4)	130	1,873	2,003	1,460	1968	2/81	7-40 years
Chateau Bayou, Ocean Springs, MS	3,650	591	2,364	—	—		591	2,364	2,955	522	1973	3/02	40 years
Courtyard, Midland, TX	1,311	151	1,359	—	(113	)(4)	151	1,246	1,397	193	1976	5/01	40 years
Coventry, Midland, TX	1,145	236	369	173	(58	)(4)	236	484	720	269	1977	8/96	5-40 years
Dakota Arms, Lubbock, TX	12,410	921	12,888	—	—		921	12,888	13,809	533	2005	1/04	40 years
David Jordan Phase 2, Greenwood, MS	641	277	1,521	—	—		277	1,521	1,798	52	1999	1/06	40 years
David Jordan Phase 3, Greenwood, MS	684	439	2,115	—	—		439	2,115	2,554	81	2003	1/06	40 years
DeSoto Ranch, DeSoto, TX	16,008	1,472	17,856	—	(1,066	)(4)	1,472	16,790	18,262	1,276	2002	5/02	40 years
El Chapparal, San Antonio, TX	3,983	279	2,821	—	(1,005	)(4)	279	1,816	2,095	1,213	1963	1/88	5-40 years
Fairway View Estates, El Paso, TX	3,105	548	4,530	261	(398	)(4)	548	4,393	4,941	578	1977	3/99	40 years
Fairways, Longview, TX	4,507	657	1,532	119	(684	)(4)	657	967	1,624	1,126	1980	3/93	5-40 years
Falcon Lakes, Arlington, TX	13,433	1,437	15,375	—	(1,047	)(4)	1,437	14,328	15,765	1,169	2001	10/01	40 years
Fountain Lake, Texas City, TX	2,913	861	2,585	19	(232	)(4)	861	2,372	3,233	778	1975	12/94	5-40 years
Fountains of Waterford, Midland, TX	1,533	311	852	1,538	(456	)(4)	311	1,934	2,245	1,717	1977	5/98	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Apartments—(continued)
Foxwood, Memphis, TN	5,441	218	3,188	—	—	(4)	218	3,188	3,406	3,406	1974	8/79	5-40 years
Governor Square, Tallahassee, FL	4,273	245	2,207	—	—		245	2,207	2,452	262	1974	3/02	40 years
Harper’s Ferry, Lafayette, LA	2,991	349	1,398	223	(147	)(4)	349	1,474	1,823	677	1972	2/92	5-40 years
Heather Creek, Mesquite, TX	11,846	1,100	12,241	—	—		1,100	12,241	13,341	801	2003	3/03	40 years
Hunters Glen, Midland, TX	2,457	519	2,075	321	(217	)(4)	519	2,179	2,698	788	1982	1/98	5-40 years
Island Bay, Galveston, TX	14,571	2,095	18,853	—	(2,756)		2,095	16,097	18,192	1,847	1973	9/01	40 years
Kingsland Ranch, Houston, TX	22,338	1,188	23,387	—	—		1,188	23,387	24,575	1,132	2005	3/03	40 years
Laguna Vista, Farmers Branch, TX	5,148	288	6,638	1,660	—	(6)	288	8,298	8,586	—	(6)	12/04	—
Lake Forest, Houston, TX	12,542	334	13,708	—	—		334	13,708	14,042	457	2005	1/04	40 years
Leflore Estates, Greenwood, MS	1,757	847	5,774	—	(76)		847	5,698	6,545	225	2003	1/06	40 years
Legends of El Paso, El Paso, TX	4,204	1,318	4,009	1,132	—	(6)	1,318	5,141	6,459	—	(6)	7/05	—
Limestone Canyon, Austin, TX	12,032	1,998	12,247	—	691	(6)	1,998	12,938	14,936	2,296	1997	7/98	40 years
Limestone Ranch, Lewisville, TX	12,206	1,620	13,058	—	(1,095	)(4)	1,620	11,963	13,583	1,525	2001	5/01	40 years
Marina Landing, Galveston, TX	12,414	1,240	11,160	—	(925)		1,240	10,235	11,475	1,486	1985	9/01	40 years
Mariposa Villas, Dallas, TX	12,170	788	13,130	—	—		788	13,130	13,918	859	2002	1/02	40 years
Mason Park, Houston, TX	554	2,225	554	—	—		2,225	554	2,779	—	(6)	8/06	—
Med Villas, San Antonio, TX	2,602	712	2,848	—	—		712	2,848	3,560	628	1967	2/98	40 years
Mission Oaks, San Antonio, TX	12,140	—	12,073	2,309	—		—	14,382	14,382	—	(6)	5/05	40 years
Monticello Estates, Monticello, AR	542	285	1,508	—	—		285	1,508	1,793	62	2002	1/06	40 years
Mountain Plaza, El Paso, TX	5,031	837	3,347	139	(323	)(4)	837	3,163	4,000	892	1972	1/98	5-40 years
Oak Park IV, Clute, TX	891	224	674	27	252	(4)	224	449	673	214	1981	6/94	40 years
Paramount Terrace, Amarillo, TX	3,078	340	3,061	—	(254	)(4)	340	2,807	3,147	624	1983	5/00	40 years
Parc at Maumelle, Maumelle, AR	15,909	1,153	10,096	—	—		1,153	10,096	11,249	—	(6)	12/04	—
Parc at Metro Center Apartments, Nashville, TN	1,938	960	2,284	—	(960)		960	1,324	2,284	—	(6)	5/05	—
Parc at Rogers, Rogers, AR	406	1,749	774	199	—		1,749	973	2,722	—	(6)	4/04	—
Pecan Pointe, Temple, TX	1,650	1,744	—	—	—		1,744	—	1,744	—	(6)	10/06	—
Quail Oaks, Balch Springs, TX	2,525	90	2,160	152	(352	)(4)	90	1,960	2,050	1,214	1982	2/87	5-40 years
River Oaks, Wiley, TX	9,651	590	11,768	—	(991	)(4)	590	10,777	11,367	1,862	2001	10/01	40 years
Riverwalk Phase I, Greenville, MS	352	198	1,537	—	—		198	1,537	1,735	55	2000	1/06	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Apartments—(continued)
Riverwalk Phase II, Greenville, MS	1,342	414	4,029	—	—		414	4,029	4,443	144	2002	1/06	40 years
Sendero Ridge, San Antonio, TX	24,044	2,635	26,725	—	(1,855	)(4)	2,635	24,870	27,505	1,941	2001	11/01	40 years
Somerset, Texas City, TX	2,636	936	2,811	179	(711	)(4)	936	2,279	3,215	1,000	1985	12/93	5-40 years
Southgate, Odessa, TX	1,838	335	1,338	318	(149	)(4)	335	1,507	1,842	664	1976	8/96	5-40 years
Spy Glass, Mansfield, TX	15,778	1,376	15,963	—	(1,083	)(4)	1,376	14,880	16,256	1,431	2002	3/02	40 years
Stonebridge @ City Park, Houston, TX	14,357	1,545	14,883	—	—		1,545	14,883	16,428	583	2005	1/04	40 years
Sunchase, Odessa, TX	3,144	742	2,842	458	(302	)(4)	742	2,998	3,740	1.085	1981	10/97	5-40 years
Sunset, Odessa, TX	2,958	345	1,382	—	—		345	1,382	1,727	305	1981	3/02	40 years
Tivoli, Dallas, TX	9,725	1,355	12,592	—	(1,040	)(4)	1,355	11,552	12,907	1,244	2001	12/01	40 years
Treehouse, Irving, TX	5,578	312	2,807	—	(233)		312	2,574	2,886	175	1974	5/04	5-40 years
Verandas at City View, Fort Worth, TX	19,125	2,545	20,599	—	(1,160	)(4)	2,545	19,439	21,984	1,540	2001	9/01	40 years
Villa Del Mar, Wichita, KS	3,397	387	3,134	116	(13	)(4)	387	3,237	3,624	2,419	1971	10/81	17-40 years
Villager, Ft. Walton, FL	776	125	1,145	2	—		125	1,147	1,272	138	1972	3/02	40 years
Vistas at Pinnacle Park, Dallas, TX	18,850	1,750	19,820	—	—		1,750	19,820	21,570	1,203	2002	10/02	40 years
Vistas at Vance Jackson, San Antonio, TX	15,899	1,265	15,776	—	—		1,265	15,776	17,041	491	2005	1/04	40 years
Westwood, Mary Ester, FL	3,387	149	1,337	—	—		149	1,337	1,486	158	1972	3/02	40 years
Westwood, Odessa, TX	494	85	341	130	(39	)(4)	85	432	517	188	1977	8/96	5-40 years
Whispering Pines, Topeka, KS	7,094	228	4,331	1,054	27	(4)	228	5,412	5,640	4,353	1972	2/78	15-40 years
Wildflower Villas, Temple, TX	12,972	1,119	14,482	—	—		1,119	14,482	15,601	33	2005	3/04	40 years
Willow Creek, El Paso, TX	2,110	608	1,832	76	(332	)(4)	608	1,576	2,184	607	1972	5/94	5-40 years
Windsong, Fort Worth, TX	10,580	790	11,526	—	—		790	11,526	12,316	821	2003	7/03	40 years
Woodlake, Carrollton, TX	7,942	585	5,848	1,041	(156	)(4)	585	6,733	7,318	5,325	1979	8/78	15-40 years
Woodview, Odessa, TX	5,229	716	2,864	102	(275	)(4)	716	2,691	3,407	723	1974	5/98	5-40 years

Office Buildings
1010 Commons, New Orleans, LA	15,906	2,113	15,010	20,717	(3,810	)(4)	2,113	31,917	34,030	17,191	1971	3/98	5-40 years
225 Baronne, New Orleans, LA	5.079	1,162	10,457	6,274	(9,144	)(4)	1,162	7,587	8,749	7,641	1960	3/98	5-40 years
600 Las Colinas, Irving, TX	39,227	5,751	51,759	2,686	—		5,751	54,445	60,196	539	1984	8/05	5-40 years
Amoco, New Orleans, LA	8,187	894	3,582	7,533	(1,907	)(4)	894	9,208	10,102	6,002	1974	7/97	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Office Buildings—(continued)
Cooley Building, Farmers Branch, TX	3,041	729	2,918	124	(1,137	)(4)	729	1,905	2,634	854	1996	5/99	5-40 years
Durham Centre, Durham, NC	14,267	4,233	16,932	1.983	(2,875	)(4)	4,233	16,040	20,273	1,144	1988	7/97	40 years
Eton Square, Tulsa, OK	9.981	1,469	13,217	2,585	(1,139	)(4)	1,469	14,663	16,132	3,190	1985	9/99	5-40 years
Executive Court, Memphis, TN	—	271	2,099	749	(34	)(4)	271	2,814	3,085	2,204	1980	12/04	5-40 years
Forum, Richmond, VA	5,947	1,360	5,439	1,486	(554	)(4)	1,360	6,371	7,731	2,760	1987	10/92	2-40 years
Four Hickory Center, Farmers Branch, TX	12,272	303	27,723	2,566	(12,583	)(4)	303	17,706	18,009	2,068	2003	2001	5-40 years
Lexington Center, Colorado Springs, CO	3,654	1,103	4,413	733	(453	)(4)	1,103	4,693	5,796	1,624	1986	12/97	3-40 years
One Hickory Center, Farmers Branch, TX	9,244	335	7,651	3,905	218		335	11,774	12,109	4,267	1998	2000	7-40 years
Park West, Dallas, TX	5,920	1,036	9,324	4,697	—		1,036	14,021	15,057	573	1984	4/05	5-40 years
Parkway North, Dallas, TX	3,393	1,173	4,692	1,735	(508	)(4)	1,173	5,919	7,092	2,025	1980	2/98	2-40 years
Signature, Dallas, TX	2,148	1,075	2,921	1,384	(1,627	)(4)	1,075	2,678	3,753	915	1985	2/99	5-40 years
Two Hickory Center, Farmers Branch, TX	9,469	318	7,827	1,693	(21)		318	9,499	9,817	2,198	2000	2000	3-40 years
University Square, Anchorage, AK	1,342	562	3,276	265	(2,096	)(2)	562	1,445	2,007	1,387	1981	12/81	17-40 years
Westgrove Air Plaza, Addison, TX	2,853	211	1,898	311	(410	)(4)	211	1,799	2,010	888	1982	10/97	5-40 years

Hotels
Akademia, Wroclaw, Poland	23,665	2,184	17,187	1,719	(1,353	)(4)	2,184	17,553	19.737	3,292	2001	2/01	40 years
Best Western Hotel, Virginia Beach, VA	3,228	1,521	5,754	1,639	(281	)(4)	1,521	7,112	8,633	2,694	1983	12/96	7-40 years
Chateau Inn, Fresno, CA	1,884	—	3,906	74	(174	)(2)	—	3,806	3,806	998	1989	10/97	7-40 years
City Suites, Chicago, IL	3,553	950	3,847	1,146	(521	)(4)	950	4,472	5,422	1,777	1995	12/98	5-40 years
Comfort Inn, Denver, CO	3,326	—	302	2,589	(211	)(4)	—	2,680	2,680	2,406	1974	6/94	7-40 years
Piccadilly Airport, Fresno, CA	4,478	—	7,834	490	(199	)(2)	—	8,125	8,125	2,251	1970	10/97	7-40 years
Piccadilly Shaw, Fresno, CA	5,200	2,392	9,567	958	(487	)(2)	2,392	10,038	12,430	2,839	1973	10/97	7-40 years
Piccadilly University, Fresno, CA	5,057	—	12,011	297	(294	)(2)	—	12,014	12,014	3,052	1984	10/97	7-40 years
The Majestic, Chicago, IL	3,104	572	2,287	1,643	(405	)(4)	572	3,525	4,097	1,559	1995	12/98	5-40 years
Willows, Chicago, IL	3,416	945	3,779	1,491	(544	)(4)	945	4,726	5,671	2,123	1995	12/98	5-40 years

Industrial Warehouses
5360 Tulane, Atlanta, GA	349	95	514	141	(90	)(4)	95	565	660	372	1970	11/97	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Industrial Warehouses—(continued)
Addison Hangar, Addison, TX	—	928	1,481	51	(182	)(4)	928	1,350	2,278	302	1992	12/99	5-40 years
Addison Hangar II, Addison, TX	—	—	1,150	248	(104	)(4)	—	1,294	1,294	872	2000	12/99	5-40 years
Encon, Fort Worth, TX	3,295	984	3,934	67	(372	)(4)	984	3,629	4,613	943	1958	10/97	5-40 years
GNB Building	—	—	5,200	—	—		—	5,200	5,200	43	1971	7/06	5-40 years
Space Center, San Antonio, TX	1,010	247	1,332	112	(247	)(4)	247	1,197	1,444	899	1970	11/97	5-40 years

Shopping Centers
350 Baronne, New Orleans, LA	—	211	1,903	—	—	(4)	211	1,903	2,114	20	1902	8/06	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,965	870	7,830	130	(8,700	)(4)	870	(740)	130	130	1979	3/03	5-40 years
Cross County Mall, Mattoon, IL	9,488	608	6,468	7,664	(1,633	)(4)	608	12,499	13,107	10,830	1971	8/79	5-40 years
Cullman, Cullman, AL	1,274	200	1,800	—	(1,133	)(4)	200	667	867	527	1979	3/03	5-40 years
Dunes Plaza, Michigan City, IN	3,626	1,230	5,430	2,054	(1,690	)(5)	1,230	5,794	7,024	3,164	1978	3/92	5-40 years
Willowbrook Village, Coldwater, MI	6,224	852	7,663	—			852	7,663	8,515	224	1991	10/05	5-40 years

Merchandise Mart
Denver Mart, Denver, CO	25,145	4,824	5,184	17,868	198		4,824	23,250	28,074	8,955	1965/1986	4/94	7-40 years

Single Family Residence
Tavel Circle, Dallas, TX	25	53	214	—	—		53	214	267	56	1978	5/96	30 years

	801,428	106,907	848,058	115,368	(78,826)		106,907	884,600	991,507	177,014

Land
1013 Commons, New Orleans, LA	—	615	—	682	(88	)(4)	615	594	1,209	136	—	8/98	—
217 Rampart, New Orleans, LA	—	2,076	—	—	—		2,076	—	2,076	—	—	8/06	—
2301 Valley Branch	2,400	4,253	—	—	—		2,400	—	2,400	—	—	2/04	—
Alliance Airport 8, Tarrant County, TX	408	738	—	—	—		738	—	738	—	—	10/05	—
Alliance Airport 52, Tarrant County, TX	1,610	2,656	—	—	—		2,656	—	2,656	—	—	10/05	—
Alliance Airport Land, Tarrant County, TX	553	895	—	—	—		895	—	895	—	—	5/05	—
Backlick, Springfield, VA	—	74	—	—	—		74	—	74	—	—	1990	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
Bolivar Estates, Bolivar City, MS	1,196	684	—	385	—		1,069	—	1,069	—	—	10/06	—
Bonneau, Dallas County, TX(6)	—	1,102	—	—	—		1,102	—	1,102	—	—	2/98	—
Broadway Estates, Broadway City, MS	758	232	—	383	—		615	—	615	—	—	11/06	—
Castleglen, Garland, TX	—	760	—	—	—		760	—	760		—	10/06	—
Centura, Farmers Branch, TX	6,769	13,300	—	633	(7,351	)(4)	6,582	—	6,582	—	—	12/02	—
Chase Oaks, Plano, TX	—	4,511	—	377	(3,898	)(3)	990	—	990	—	—	5/97	—
Circle C Land, Austin, TX	25,820	26,259	—	1,614	—		27,873	—	27,873	—	—	3/06	—
Clarke Garage, New Orleans, LA	—	1,033	9,293	—	—		1,033	9,293	10,326	97	—	8/06	—
Cooks Lane, Ft. Worth, TX	550	1,046	—	—	—		1,046	—	1,046	—	—	6/04	—
Creekside, Ft. Worth, TX	—	2,201	—	—	—		2,201	—	2,201	—	—	7/06	—
Croslin, Dallas, TX	—	327	—	6	—		333	—	333	—	—	10/98	—
Crowley, Ft. Worth, TX	—	1,569	—	—	—		1,569	—	1,569	—	—	7/06	—
Dalho, Farmers Branch, TX	—	331	—	—	—		331	—	331	—	—	10/97	—
Dedeaux Road, Gulfport, MS	1,520	1,612	—	—	—		1,612	—	1,612	—	—	10/06	—
Denton, Denton, TX	197	2,234	—	—	—		2,234	—	2,234	—	—	10/05	—
Denton Andrew B Land, Denton, TX	840	895	—	—	—		895	—	895	—	—	12/05	—
Denton Andrew C Land, Denton, TX	1,365	318	—	—	—		318	—	318	—	—	12/05	—
Denton Coonrod, Denton, TX	316	1,886	—	14	—		1,900	—	1,900	5	—	10/04	—
DeSoto, DeSoto, TX	1,635	2,651	—	25	—		2,676	—	2,676	—	—	10/04	—
Diplomat Drive, Farmers Branch, TX	924	1,775	—	—	—		1,775	—	1,775	—	—	12/06	—
Dominion, Dallas, TX	1,275	3,931	—	—	(331	)(4)	3,600	—	3,600	—	—	3/99	—
Elm Fork Land, Denton County, TX	2,948	13,238	—	206	(10,689	)(4)	2,755	—	2,755	—	—	3/01	—
Ewing Land	10,752	15,952	—	—	—		15,952	—	15,952	—	—	12/06	—
Fiesta, San Angelo, TX	—	44	—	—	(4	)(4)	40	—	40	—	—	12/91	—
Five Hickory Center, Farmers Branch, TX	—	—	—	38	—		38	—	38	—	—		—
Folsom, Dallas, TX	—	1,781	—	1,666	(188	)(4)	3,259	—	3,259	—	—	10/00	—
Forney Land, Kaufman County, TX	2,564	4,119	—	—	—		4,119	—	4,119	—	—	6/06	—
Fort Wayne, Ft Wayne, IN	—	3	—	—	—		3	—	3	—	—	8/96	—
Fruitland, Fruitland Park, FL	—	253	—	15	(113	)(4)	155	—	155	5	—	5/92	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
GNB Land	10,000	9,800	—	—	—		9,800	—	9,800	—	—	7/06	—
Hollywood Casino, Farmers Branch, TX	3,210	16,987	—	115	(8,934	)(4)	8,168	—	8,168	—	—	6/02	—
HSM, Farmers Branch, TX(6)	2,488	2,361	—	—	—		2,361	—	2,361	—	—	8/98	—
Icon East Center Retail, Dallas, TX	18,348	26,120	—	—	477		26,597	—	26,597	—	—	11/06	—
Icon Town Center Hotel, Dallas, TX	—	—	—	—	52		52	—	52	—	—	11/06	—
JHL Connell, Carrollton, TX(6)	—	1,451	—	—	(713	)(3)	738	—	738	—	—	2/98	—
Katrina, Palm Desert, CA	—	40,211	—	8,000	(48,046	)(3)(2)	165	—	165	—	—	7/98	—
Kaufman Cogen Land, Kaufman, TX	3,573	6,109	—	—	—		6,109	—	6,109	—	—	12/05	—
Kaufman Taylor Land, Kaufman, TX	302	486	—	—	—		486	—	486	—	—	11/05	—
Keenan Bridge, Farmers Branch, TX	—	510	—	—	—		510	—	510	—	—	1/05	—
Keller Springs Lofts, Addison, TX	690	732	—	—	361		1,093	—	1,093	—	—	10/06	—
Kelly Lots, Collin County, TX	—	131	—	—	—		131	—	131	—	—	3/00	—
Kinwest/Hackberry Creek Office Park, Las Colinas, TX	1,580	1,819	—	—	203		2,022	—	2,022	—	—	10/06	—
Lacy Longhorn, Farmers Branch, TX	1,897	4,474	—	—	—		4,474	—	4,474	—	—	6/04	—
Lago Vista, Farmers Branch, TX	1,574	2,694	—	—	3,646		2,694	—	2,694	—	—	9/06	—
Lakeshore Villas, Harris County, TX	—	84	—	—	(6	)(4)	78	—	78	—	—	3/02	—
Lamar Parmer/Limestone II, Austin, TX	—	1,999	—	564	(216	)(4)	2,347	—	2,347	—	—	1/00	—
Las Colinas Apartments/Lofts, Las Colinas, TX	—	—	—	—	75		75	—	75	—	—	11/06	—
Las Colinas Condos, Las Colinas, TX	—	—	—	—	74		74	—	74	—	—	11/06	—
Las Colinas High Rise Apartments, Las Colinas, TX	—	—	—	—	194		194	—	194	—	—	11/06	—
Las Colinas High Rise Office, Las Colinas, TX	—	—	—	—	45		45	—	45	—	—	11/06	—
Las Colinas Townhomes, Las Colinas, TX	—	—	—	—	55		55	—	55	—	—	11/06	—
Las Colinas, Las Colinas, TX	—	995	—	5	(84	)(4)	916	—	916	—	—	1/96	—
Las Colinas I, Las Colinas, TX	—	14,076	—	28	(13,891	)(3)	213	—	213	—	—	5/95	—
LCLLP, Las Colinas, TX	1,831	4,950	—	26	(3,222	)(4)	1,754	—	1,754	—	—	12/04	—
Leone, Irving, TX	1,210	1,625	—	—	—		1,625	—	1,625	—	—	1996	—
Lincoln Estates, Carthage, MS	—	175	—	—	—		175	—	175	—	—	12/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
Longfellow Arms, Longview, TX	1,345	1,352	—	—	—		1,352	—	1,352	—	—	12/06	—
Lubbock, Lubbock, TX	—	234	—	—	—		234	—	234	—	—	1/04	—
Luna Rd Land, Farmers Branch, TX	—	261	—	—	—		261	—	261	—	—	7/05	—
Mandahl Bay Land, US Virgin Islands	3,287	14,660	—	609	(226)		15,043	—	15,043	—	—	11/05	—
Manhattan, Farmers Branch, TX	—	11,186	—	8,314	(8,446	)(4)	11,054	—	11,054	34	—	2/00	—
Mansfield Land, Mansfield, TX	943	1,520	—	—	—		1,520	—	1,520	—	—	9/05	—
Marine Creek, Ft. Worth, TX	1,727	2,923	—	244	(1,886	)(4)	1,281	—	1,281	—	—	6/02	—
Mason Park, Houston, TX	—	2,790	—	326	(2,339	)(3)(4)	777	—	777	—	—	6/02	—
Mason/Goodrich, Houston, TX	—	783	—	—	—		783	—	783	—	—	11/98	—
McKinney 36, Collin County, TX	3,995	2,203	—	—	(396	)(4)	1,807	—	1,807	—	—	1/98	—
McKinney Corners II, Collin County, TX(6)	—	5,911	—	—	(5,386	)(3)	525	—	525	—	—	4/97	—
McKinney Ranch Land, Collin County, TX	18,000	47,327	—	—	(3,882)		43,445	—	43,445	—	—	12/05	—
Meloy/Portage, Kent, OH	3,295	5,243	—	—	(124	)(2)	5,119	—	5,119	—	—	2/04	—
Mira Lago, Farmers Branch, TX	—	253	—	13	(50	)(4)	216	—	216	—	—	5/01	—
Nakash, Malden, MO	—	113	—	—	(10	)(4)	103	—	103	—	—	1/93	—
Nashville, Nashville, TN	—	1,890	—	34	(160	)(4)	1,764	—	1,764	—	—	6/02	—
Nashville, Nashville, TN	6,340	6,976	—	—	(3,738	)(3)	3,238	—	3,238	—	—	5/99	—
Pac-Trust, Dallas, TX	—	1,232	—	2,868	(104	)(4)	3,996	—	3,996	—	—	10/01	—
Palmer Lane, Austin, TX	14,000	22,756	—	—	—		22,756	—	22,756	—	—	12/05	—
Pantaze Land, Dallas, TX	—	275	—	15	—		290	—	290	—	—	11/05	—
Parc at Clarksville, Clarksville, TN	541	571	—	—	—		571	—	571	—	—	5/06	—
Parkway Place, Greenwood, MS	487	884	—	—	—		884	—	884	—	—	12/06	—
Payne, Las Colinas, TX	14,935	17,500	—	1,275	(8,638	)(2)	10,137	—	10,137	—	—	12/04	—
Pioneer Crossing, Austin, TX	—	22,841	—	2,904	(17,469	)(3)	8,276	—	8,276	—	—	5/97	—
Plaza at Chase Oaks, Plano, TX	—	—	—	—	8		8	—	8	—	—	11/06	—
Polo Estates at Bent Tree, Dallas, TX	2,149	4,003	—	—	573		4,576	—	4,576	—	—	11/06	—
Polo Estates at Park Forest, Dallas, TX	1,286	4,807	—	—	1,476		6,283	—	6,283	—	—	11/06	—
Polo Estates Signature Place, Dallas, TX	—		—	—	93		93	—	93	—	—	11/06	—
Pulaski, Pulaski County, AR	1,257	2,095	—	—	—		2,095	—	2,095	—	—	6/03	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held for Investment—(continued)
Land—(continued)
Railroad, Dallas, TX	—	782	—	55	—		837	—	837	—	—	3/04	—
Ranchview, Irving, TX	—		—	—	13		13	—	13	—	—	11/06	—
RB Land, Dallas, TX	—	703	—	—	—		703	—	703	—	—	11/06	—
Ridgepoint Drive, Irving, TX	—	189	—	—	—		189	—	189	—	—	12/06	—
Rochelle I, Las Colinas, TX	2,547	3,750	—	—	(2,085	)(4)	1,665	—	1,665	—	—	12/04	—
Rochelle II, Las Colinas, TX	4,338	6,445	—	—	(3,583	)(4)	2,862	—	2,862	—	—	12/04	—
Seminary West, Fort Worth, TX	—	234	—	—	(20	)(4)	214	—	214	—	—	6/01	—
Senlac Land, Farmers Branch, TX	—	656	—	—	—		656	—	656	—	—	8/05	—
Senlac VHP Land, Farmers Branch, TX	—	622	—	—	—		622	—	622	—	—	8/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	—	—		1,643	—	1,643	—	—	9/03	—
Siskiyou, Siskiyou County, CA	—	3	—	—	—		3	—	3	—	—	8/96	—
Sladek Land, Travis County, TX	—	764	—	—	—		764	—	764	—	—	5/00	—
Southwood Plantation, Tallahassee, FL	748	1,209	—	—	—		1,209	—	1,209	—	—	2/06	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	—		556	—	556	—	—	6/05	—
Sunflower Estates, Sunflower City, MS	733	221	365	—	—		221	365	586	—	—	10/06	—
Texas Plaza, Irving	1,069	1,738	—	—	—		1,738	—	1,738	—	—	12/06	—
Thompson Land, Farmers Branch, TX	—	948	—	—	—		948	—	948	—	—	10/97	—
Thompson II, Dallas County, TX	—	505	—	—	(31	)(3)	474	—	474	—	—	7/98	—
Tomlin, Farmers Branch, TX	—	1,878	—	—	—		1,878	—	1,878	—	—	10/97	—
Valley Ranch, Irving, TX	4,803	6,500	—	—	(1,479	)(4)	5,021	—	5,021	—	—	12/04	—
Valley View 20, Farmers Branch, TX	3,038	4,896	—	—	—		4,896	—	4,896	—	—	2/06
Valley View 34, Farmers Branch, TX	—	1,652	—	1,035	—		2,687	—	2,687	—	—	8/96	—
Valley View Common Park, Farmers Branch, TX	281	1,111	—	—	—		1,111	—	1,111	—	—	5/06	—
Valwood, Dallas, TX	17,492	10,879	—	1,256	(3,124	)(3)	9,011	—	9,011	—	—	8/96	—
Vineyards, Grapevine, TX	—	4,982	—	—	(3,859	)(3)	1,123	—	1,123	—	—	10/97	—
Vineyards II, Grapevine, TX	265	6,373	—	7	(3,178	)(3)	3,202	—	3,202	—	—	6/99	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

		Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year						Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Other		Land	Building & Improvements	(1) Total	Accumulated Depreciation	Date of Construction	Date Acquired
	(dollars in thousands)
Properties Held For Investment—(continued)
Land—(continued)
Vista Ridge, Lewisville, TX(6)	—	12,519	—	440	(12,431	)(3)	528	—	528	—	—	9/98	—
Waco 42, Waco, TX	390	557	—	—	—		557	—	557	—	—	5/06	—
Waco, Swanson, Waco, TX	1,735	2,805	—	—	—		2,805	—	2,805	—	—	8/06	—
Walker, Dallas County, TX	—	9,694	—	1,284	—		10,978	—	10,978	—	—	7/98	—
West End, Dallas, TX	8,808	11,405	—	77	(6,386	)(3)	5,096	—	5,096	—	—	8/97	—
W Lofts, Farmers Branch, TX	6,705	7,775	—	—	472		8,247	—	8,247	—	—	11/06	—
Whorton Land Dallas, TX	3,828	4,530	—	—	—		4,530	—	4,530	—	—	6/05	—
Wilmer 88 Land Dallas, TX	—	668	—	5	—		673	—	673	—	—	8/05	—
Windmill Farms, Kaufman County, TS	39,053	52,319	—	—	—		52,319	—	52,319	—	—	11/06	—
Yazoo Estates, Yazoo City, MS	—	219	—	—	31		250	—	250	—	—	2006	—

	281,498	597,462	9,658	35,543	(178,956)		447,956	10,252	485,208	277

	$1,082,926	$704,369	$857,716	$150,911	$(257,782)		$554,863	$894,852	$1,449,715	$177,291

(1)	The aggregate cost for federal income tax purposes is $1,322.8 million.
(2)	Write-down of property to estimated net realizable value.
(3)	Cost basis assigned to portion of property sold.
(4)	Purchase accounting basis adjustment.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Property under construction.

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)

	2006	2005	2004
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,277,754	$1,155,586	$1,233,057
Additions
Acquisitions and improvements	301,540	259,137	198,006
Deductions
Sales of real estate	(122,195)	(136,969)	(249,703)
Purchase accounting write-down	—	—	(8,434)
Property write-down	(7,384)	—	(17,340)

Balance at December 31,	$1,449,715	$1,277,754	$1,155,586

Reconciliation of Accumulated Depreciation
Balance at January 1,	$164,649	$172,164	$179,021
Additions
Depreciation	23,407	23,981	30,440
Deductions
Sales of real estate	(10,765)	(31,496)	(37,297)

Balance at December 31,	$177,291	$164,649	$172,164

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2006

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage(1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(Dollars in Thousands)
FIRST MORTGAGE

400 St. Paul	8.25%	10/08	Monthly interest only payments.	$—	$3,612	$3,612	$—
Secured by an office building in Dallas, TX. Includes LOC of $250,000.

Bolivar Home, LLC	9.25%	10/06	Upon maturity.	—	177	177

Yazoo Estates, LLC	9.25%	10/06	Upon maturity.	—	177	177

Broadway Estates, LLC	9.25%	10/06	Upon maturity.	—	166	166

Sunflower Estates, LLC	9.25%	10/06	Upon maturity.	—	177	177

Parkway Place, LLC	9.25%	10/06	Upon maturity.	—	100	100

Audobon Terrace, LLC	9.25%	10/06	Upon maturity.	—	103	103

Lincoln Estates, LLC	9.25%	10/06	Upon maturity.	—	95	95

Mason Creek, L.P. 1st lien on 8 acres, Harris County, TX	10.00%	3/07	Monthly interest payments.	—	523	200	—

JUNIOR MORTGAGE

Dallas Fund XVII Secured by an assignment of partnership interests and litigation proceeds.	9.00%	10/06	Principal and interest due at maturity.	—	4,303	2,983	—

Pinemont Secured by an office building in Houston, TX.	10.40%	7/08	Monthly principal and interest payments.	152	467	105	—

Pioneer Development Secured by 33.33 acres of unimproved land in Travis County, TX.	10.00%	10/08	Interest only payments start in November 2007.	12,000	2,386	3,177	—

Unified Housing of Chase Oaks 2nd lien on 22 acres of land in Collin County, TX.	4.00%	Demand	Excess property cash flow payments.	—	341	341	—

OTHER

Apartment Development Services Secured by 100% interest in partnership.	12.00%	6/06	Principal and interest due at maturity.	—	300	147	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2006

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage(1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, L.P.	7.25%	1/07	Quarterly interest payments.	—	2,300	2,300	—

Countryside, L.P. Secured by Class A partnership units in TCI Countryside, L.P.	7.25%	7/12	Quarterly interest payments.	—	1,050	740	—

UHF Kensington 100% interest in UH of Kensington, LLC.	12.0%	4/09	Excess property cash flow.	—	125	157	—

Realty Advisors Secured by a pledge of 850,000 shares of ARI Common Stock owned by BCM.	Prime + 2.0%	11/06	All principal and interest are due at maturity.	—	5,633	5,633	—

Carrollton TH, LP On sales a portion of the profit part will be applied to interest due	15.00%	3/09	All principal are due at maturity.	—	1,500	1,500	—

Mark Small Secured by Collateral Assignment of Contract Proceeds.	8.00%	2/07	All principal and interest due at maturity.	—	600	549	—

Robert Baylis Class A limited partnership interests in Edina Park Plaza Associates LP.	10.00%	9/17	Interest only paid quarterly.	—	193	193	—

Herrick Partners Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	91	91	—

2410 Partnership Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	145	145	—

Michale Witte Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

Richard Schmaltz Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	203	203	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2006

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage(1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Willingham Trust Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

Michael Monier Class A limited partnership interests in Edina Park Plaza Associates, LP.	10.00%	9/17	Interest only paid quarterly.	—	304	304	—

Harold Wolfe Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	193	193	—

Compton Partners Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	289	289	—

Christine Tunney Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	48	48	—

Edward Samson Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

Hammon Operating Corp Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	193	193	—

Palmer Brown Madden Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

Quintin Smith Jr. Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	193	193	—

William Ingram Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2006

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage (1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Earl Samson Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

Mary Ann MacLean Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	193	193	—

Peter Van Dyk Berg Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	193	193	—

William Urkie Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

Sherman Bull Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	193	193	—

David Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	96	96	—

Trust–Joseph Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	32	32	—

Trust-Brett & Nicole Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	32	32	—

Trust-David Monier Class A limited partnership interests in Edina Park Plaza Associates, LP	10.00%	9/17	Interest only paid quarterly.	—	32	32	—

UNSECURED

BCM—K-Mart Cary	9.25%	4/08	Monthly interest payments.	—	1,523	1,523	—

BCM—Texstar Warehouse	9.25%	4/08	Monthly interest payments.	—	1,252	1,252	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2006

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amounts of Mortgage(1)(2)	Principal Amount of Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Garden Centura L.P.	7.00%	None	Excess property cash flow payments or property sales	—	—	2,346	—

One Realco	Prime + 3.00%	2/07	All principal and interest due at maturity.	—	18,000	9,949	—

Today Forest Park Investment	0.0%	None	Partnership distribution as available.	—	678	475	—

Treetops/Colony Meadows	0.0%	1/09	All principal and interest due at maturity.	—	1,000	880	880

Harvest Hill I, LLC	12.00%	10/13	Interest compounded annually. All principal and interest are due at maturity.	—	1,429	2,013	—

Harvest Hill II, LLC	12.00%	10/13	Interest compounded annually. All principal and interest are due at maturity.		1,426	2,018	—

Harvest Hill III, LLC	12.00%	10/13	Interest compounded annually. All principal and interest are due at maturity.	—	2,127	3,003	—

				$12,152	$54,865	$49,193	$880

Interest receivable						4,438
Allowance for estimated losses						(1,000)

						$52,631

(1)	The aggregate cost for federal income tax purposes is $79.7 million.
(2)	Interest rates and maturity dates shown are as stipulated in the loan documents at December 31, 2005. Where applicable, these rates have been adjusted at issuance to yield between 8.0% and 12.0%.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

	2006	2005	2004
	(dollars in thousands)
Balance at January 1,	$79,676	$73,359	$71,178
Additions
New mortgage loans	11,548	59,717	46,660
Initial consolidation of TCI loans	—	—	—
Funding of existing loans	3,201	727	1,296
Deductions
Collections of principal	(38,419)	(12,406)	(12,368)
Conversion to property interest	(1,712)	(8,356)	—
Mortgages eliminated from consolidation of partnerships	(3,954)	—	(23,754)
Reclass to accounts receivable	(1,147)	—	(1,387)
Sale of Notes Receivable	—	(33,365)	(8,266)

Balance at December 31,	$49,193	$79,676	$73,359

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2006 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP,US”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorizations and management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determine to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2006. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2006, the internal control system over financial reporting met those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

TED P. STOKELY: Age 73, Director and Chairman of the Board (Affiliate) (since November 2002).

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

HENRY A. BUTLER: Age 56, Director (Affiliate) (since July 2003).

Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director of ARI; and Director (December 2001 to July 2003) of IORI.

SHARON HUNT: Age 64, Director (Independent) (since February 2004).

Licensed Realtor in the Dallas, Texas area with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of TCI.

ROBERT A. JAKUSZEWSKI: Age 44, Director (Independent) (since November 2005).

Vice President—Sales and Marketing (since September 1998) of New Horizons Communications, Inc., Consultant (January 1998—September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc.; and Director of IORI since March 16, 2004.

TED R. MUNSELLE: Age 51, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc; President (since December 2004) of Applied Educational Opportunities, LLC, an educational organization which has career training schools located in the cities of Richardson and Tyler, Texas; Certified Public Accountant employed in the public accounting industry from 1977 until 1998 when he entered his current employment; Director (since February 20, 2004) of TCI.

Board Meetings and Committees

The Board of Directors held ten meetings during 2006. For such year, no incumbent Director attended fewer than 75.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARI’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2006.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met one time during 2006.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met one time during 2006.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Ted P. Stokely	✓
Henry A. Butler	✓
Sharon Hunt	✓	✓	✓
Robert A. Jakuszewski	✓	✓	✓
Ted R. Munselle	✓	✓	✓

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

Martin L. White, a director until November 22, 2005, served in such position from March 2004 through November 22, 2005. On November 22, 2005, the non-management members of the Board designated Ted R. Munselle to serve in this position until the Company’s Annual Meeting of Stockholders to be held following the fiscal year ending December 31, 2006.

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

Executive Officers

Executive officers of the Company are listed below, all of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other affiliated entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

STEVEN A. ABNEY, 51

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

LOUIS J. CORNA, 59

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

ALFRED CROZIER, 54

Executive Vice President—Residential Construction (since November 2006) of ARI, TCI and IORI; Managing Director of Development for Woodmont Investment Company GP, LLC of Dallas, Texas from November 2005 to November 2006; President of Sterling Builders, Inc. of Spring, Texas from October 2003 to November 2005; Vice President of Westchase Construction, Ltd. of Houston, Texas from August 2001 to September 2003. For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including, Trammell Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is a licensed architect.

REAGAN K. VIDAL, 46

Executive Vice President, Managing Director of Capital Markets (since February 2007) of ARI, TCI and IORI; Senior Vice President, Guaranty Bank of Dallas, Texas from 1996 to January 2007; Vice President, U.S. Real Estate Group of Societe Generale, a France-based multi-national financial institution with U.S. real estate operations based in Dallas, Texas; and for more than five years prior thereto was Vice President, Western Region Commercial of Lomas Management, Inc., an advisor and manager to Lomas & Nettleton Mortgage Investors and Lomas Financial Corporation, then two publicly-traded real estate investment trusts. Mr. Vidal is also a licensed Texas real estate broker and the holder of a Texas insurance license, Property & Casualty and General Lines.

DANIEL J. MOOS, 55

President and Chief Operating Officer (effective April 2007) of ARI, TCI, IORI and (effective March 2007) of Prime; Senior Vice President and Business Line Manager of U.S. Bank (NYSE) working out of their offices in Houston, Texas from 2003 to April 2007; Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992 to 1996) and LDI which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Corporation of Cleveland, Ohio.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARI’s Directors, executive officers, and any persons holding more than 10 percent of ARI’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARI is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARI’s Directors and executive officers and 10 percent holders during the fiscal year ended December 31, 2006. In making these statements, ARI has relied on the written representations of its incumbent Directors and executive officers and its 10 percent holders and copies of the reports that they have filed with the Commission.

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

Prime, an affiliate, is the contractual advisor to ARI. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “Directors and Executive Officers of the Registrant—The Advisor.” As of March 24, 2006, PIAMI owned 1,437,208 shares of ARI’s common stock, approximately 13.2% of the shares then outstanding. Also, as of March 24, 2006 One Realco Stock Holdings, Inc., which is a wholly owned subsidiary of Prime of which PIAMI is the sole member, owns 234,500 shares of ARI common stock.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, Prime, an affiliate of Prime, or a related party receives the following forms of additional compensation:

1) an acquisition fee for locating, leasing or purchasing real estate for ARI in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm’s-length transactions or (2) up to 6.0% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (1) the amount of compensation customarily charged in similar arm’s-length transactions or (2) 3.0% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

3) a loan arrangement fee in an amount equal to 1.0% of the principal amount of any loan made to ARI arranged by Prime;

4) an incentive fee equal to 10.0% of net income for the year in excess of a 10.0% return on stockholders’ equity, and 10.0% of the excess of net capital gains over net capital losses, if any, realized from sales of assets;

5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50.0%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARI for the fiscal year;

6) a construction management fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties.

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

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company's day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and it is automatically renewed each year unless terminated with the Advisory Agreement.

The terms of TCI’s Advisory Agreement with Prime are not identical to those of ARI’s Advisory Agreement. The provisions of TCI’s Advisory Agreement are:

1) The TCI Advisory Agreement provides for Prime to be responsible for the day-to-day operations of TCI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of TCI’s net income.

2) The TCI Advisory Agreement also provides for Prime to receive an annual incentive sales fee equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year.

3) Pursuant to the TCI Advisory Agreement, Prime, or an affiliate of Prime, is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition.

4) The TCI Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

5) The TCI Advisory Agreement also provides that Prime or an affiliate of Prime is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1.0% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI.

6) Under the TCI Advisory Agreement, Prime or an affiliate of Prime also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1.0% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime or an affiliate of Prime without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

7) The TCI Advisory Agreement also provides for all activities in connection with or related to construction for TCI and its subsidiaries, Prime shall receive a fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals.

8) Under the TCI Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services.

9) Under the TCI Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of TCI during the fiscal year. Prime was required to refund $2.4 million in 2005.

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

The managers and principal officers of Prime are set forth below:

Mickey N. Phillips:	Manager

Ryan T. Phillips:	Manager

Steven A. Abney:	Executive Vice President and Chief Financial Officer

Louis J. Corna:	Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary

Daniel J. Moos:	President and Chief Operating Officer

Reagan K. Vidal:	Executive Vice President, Managing Director of Capital Markets

Alfred Crozier:	Executive Vice President, Residential Construction

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

The only direct remuneration paid by ARI is to those Directors who are not officers or employees of Prime or its affiliated companies. Each non-employee Director is compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors is compensated at the rate of $49,500 per year. The Chairman of the Audit Committee receives an annual fee of $500. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2006, $186,000 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2006 through December 31, 2006, and 2006 special service fees as follows: Sharon Hunt, $47,700; Robert A. Jakuszewski, $47,700, Ted R. Munselle, $49,200 and Ted P. Stokely, $49,500.

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

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”), which provides for options to purchase up to 300,000 shares of common stock. In December 2005, the Option Plan was terminated. At December 31, 2006, there were 70,750 options outstanding under the Option Plan.

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

	12/01	12/02	12/03	12/04	12/05	12/06
AMERICAN REALTY INVESTORS, INC.	100.00	81.97	92.50	98.28	81.26	79.74
DOW JONES US TOTAL MARKET	100.00	77.92	101.88	114.12	121.34	140.23
DOW JONES US REAL ESTATE	100.00	103.63	141.87	186.15	204.09	276.53

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans under which equity securities of ARI are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners.    The following table sets forth the ownership of ARI’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5.0% of the shares of ARI’s common stock as of the close of business on March 21, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class (1)
Basic Capital Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	6,703,045	(2)	61.5%

Prime Income Asset Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	1,671,708	(3)	15.3%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	746,972	(4)	6.9%

Realty Advisors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,374,753	(2)(3)	76.9%

Ryan T. Phillips 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,402,355	(2)(3)(5)	77.1%

(1)	Percentages are based upon 10,895,972 shares outstanding as of March 21, 2007.
(2)	Includes 6,703,045 shares owned by BCM, over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.

(3)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holding, Inc. which is owned by Prime, the sole member of which is PIAMI, over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(4)	Each of the directors of TCI, Henry A. Butler, Sharon Hunt, Robert A. Jakuszewski, Ted R. Munselle, and Ted P. Stokely, may be deemed to be the beneficial owners by virtue of their positions as directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust. Ryan T. Phillips is a beneficiary of the trust.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARI’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 21, 2007.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class(1)
Steven A. Abney	9,121,725	(3)(4)(5)	83.7%
Henry A. Butler	749,972	(2)	6.9%
Reagan K. Vidal	9,121,725	(3)(4)(5)	83.7%
Alfred Crozier	9,121,725	(3)(4)(5)	83.7%
Louis J. Corna	9,121,725	(3)(4)(5)	83.7%
Sharon Hunt	747,972	(2)	6.9%
Robert A. Jakuszewski	746,972	(2)	6.9%
Ted R. Munselle	747,972	(2)	6.9%
Ted P. Stokely	749,972	(2)	6.9%
All Directors and Executive Officers as a group (9 persons)	9,128,725	(3)(4)(5)	83.8%

(1)	Percentage is based upon 10,895,972 shares outstanding as of March 21, 2007.
(2)	Includes 746,972 shares owned by TCI, over which the members of the Board of Directors of ARI may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. The members of the Board of Directors of ARI disclaim beneficial ownership of such shares.
(3)	Includes 746,972 shares owned by TCI, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.
(4)	Includes 6,703,045 shares owned by BCM, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares.
(5)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holdings, Inc., over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of ARI disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

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

Certain Business Relationships

Prime, ARI’s advisor, is a company for which Messrs. Abney, Corna, Crozier and Vidal serve as executive officers. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “Directors and Executive Officers of the Registrant—The Advisor.”

The executive officers of ARI also serve as executive officers of TCI, and Messrs. Abney, Corna, Crozier and Vidal also serve as executive officers of IORI. As such, they owe fiduciary duties to that entity as well as to Prime under applicable law. TCI has the same relationship with Prime, as does ARI.

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

At December 31, 2006, ARI owned approximately 82.2% of TCI’s outstanding common stock through its interest in TCI and approximately 20.4% of IORI’s outstanding common stock.

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

ARI received rents of $56,000 in 2006, $56,000 in 2005 and $69,000 in 2004 from an affiliate related to the affiliates lease at Addison Hangar. The affiliate owns a corporate jet that has a lease at the hangar.

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

Advances and Loans

From time-to-time, ARI and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARI’s financial statements as other assets or other liabilities. Effective July 1, 2005, ARI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from ARI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2006, ARI was owed $29.7 million and $1.1 million by Prime and Regis I, respectively.

Property Transactions

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARI for the years 2006 and 2005 by ARI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP:

	2006				2005
Type of Fee	Farmer, Fuqua & Huff		BDO Seidman		Farmer, Fuqua & Huff		BDO Seidman
Audit Fees	$495,983	(6)	$—		$464,127	(1)	$40,000	(2)
Audit Related Fees	1,755	(3)	—		36,500	(3)	—
Tax Fees	84,632	(7)	66,949	(8)	67,394	(5)	73,840	(4)
All Other Fees	—		—		—		—

Total	$582,370		$66,949		$568,021		$113,840

(1)	Includes $280,971 paid by TCI.
(2)	Includes $15,000 paid by TCI.
(3)	All paid by TCI.
(4)	Includes $12,913 paid by TCI.
(5)	Includes $34,405 paid by TCI.
(6)	Includes $347,894 paid by TCI.
(7)	Includes $37,005 paid by TCI.
(8)	Includes $7,317 paid by TCI.

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

All the fees for 2006 and 2005 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2006 and 2005

Consolidated Statements of Operations—Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

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

Dated: April 2, 2007

AMERICAN REALTY INVESTORS, INC.

By:	/s/ STEVEN A. ABNEY
Steven A. Abney Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Acting Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	April 2, 2007

/s/ HENRY A. BUTLER Henry A. Butler	Director	April 2, 2007

/s/ SHARON HUNT Sharon Hunt	Director	April 2, 2007

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	April 2, 2007

/s/ TED R. MUNSELLE Ted R. Munselle	Director	April 2, 2007

/s/ STEVEN A. ABNEY Steven A. Abney	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2006

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