Form 10-Q
period 2007-03-31
AMERICAN REALTY INVESTORS INC
filed 2007-05-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,143,883
(Class)	(Outstanding at April 23, 2007)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

AMERICAN REALTY INVESTORS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$1,478,065	$1,249,833
Less—accumulated depreciation	(184,448)	(178,029)

	1,293,617	1,071,804
Real estate held for sale, net of depreciation	34,471	134,593
Real estate subject to sales contract	65,600	66,027
Notes and interest receivable
Performing ($28,976 in 2007 and $25,541 in 2006 from affiliates)	59,162	50,668
Non-performing	—	2,963

	59,162	53,631
Less—allowance for estimated losses	(1,000)	(1,000)

	58,162	52,631
Marketable securities, at market value	11,226	9,038
Cash and cash equivalents	4,954	7,035
Restricted cash	4,778	6,000
Investments in unconsolidated equity investees	25,467	25,056
Other assets ($63,519 in 2007 and $52,793 in 2006 from affiliate)	132,002	121,487

	$1,630,277	$1,493,671

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable ($6,766 in 2007 and $7,499 in 2006 to affiliates)	$1,173,040	$1,022,370
Liabilities related to assets held or sale	42,783	43,579
Liabilities subject to sales contract	58,099	58,816
Stock-secured notes payable	22,452	22,452
Accounts payable and other liabilities ($10,752 in 2007 and $10,542 in 2006 to affiliates)	105,865	107,771

	1,402,239	1,254,988
Commitments and contingencies

Minority interest	77,036	78,194
Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A 3,389,560 shares in 2007 and 3,391,000 shares in 2006	4,979	4,979
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares in 2007 and 2006	114	114
Treasury stock, at cost, 1,446,872 and 1,443,272 shares in 2007 and 2006, respectively	(15,177)	(15,146)
Paid-in capital	93,378	93,378
Retained earnings	66,300	75,380
Accumulated other comprehensive income	1,408	1,784

	151,002	160,489

	$1,630,277	$1,493,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Property revenue:
Rental and other property revenues ($350 in 2007 and $259 in 2006 from affiliates)	$51,107	$44,224

Expenses:
Property operating expenses ($2,120 in 2007 and $1,923 in 2006 to affiliates)	32,503	27,960
Depreciation and amortization	6,798	6,211
General and administrative ($2,181 in 2007 and $567 in 2006 to affiliates)	4,740	3,316
Advisory fee to affiliate	3,299	3,081

Total operating expenses	47,340	40,568

Operating income	3,767	3,656

Other income (expense):
Interest income from notes receivable ($714 in 2007 and $657 in 2006 from affiliates)	1,554	1,146
Gain on foreign currency transaction	131	2
Other income ($1,168 in 2007 and $953 in 2006 from affiliate)	2,544	1,608
Mortgage and loan interest ($59 in 2007 and $669 in 2006 to affiliates)	(25,393)	(18,034)
Net income fee to affiliate	704	—
Litigation settlement	24	—

Total other income (expense)	(20,436)	(15,278)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(16,669)	(11,622)
Gain on land sales	4,898	2,740
Minority interest	(224)	830
Equity in income of investees	—	175

Loss from continuing operations	(11,995)	(7,877)
Income (loss) from discontinued operations	3,537	(198)

Net loss	(8,458)	(8,075)
Preferred dividend requirement	(622)	(614)

Net loss applicable to common shares	$(9,080)	$(8,689)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Basic earnings per share:
Loss from continuing operations	$(1.24)	$(0.84)
Income from discontinued operations	0.35	(0.02)

Net loss applicable to common shares	$(0.89)	$(0.86)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.24)	$(0.84)
Income from discontinued operations	0.35	(0.02)

Net income (loss) applicable to common shares	$(0.89)	$(0.86)

Weighted average common shares used in computing earnings per share:
Basic	10,147,848	10,149,000
Diluted	13,106,924	13,106,924

Series A Cumulative Convertible Preferred Stock (3,389,560 and 3,391,000 shares of Preferred Stock convertible into common stock estimated to be 4,025,606 and 4,027,316 common shares for the period ended March 31, 2007 and 2006, respectively) and options to purchase 70,750 shares of ARI’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

(dollars in thousands)

(unaudited)

					Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	Preferred Stock		Common Stock
	Stock	Capital	Stock	Capital
Balance, January 1, 2007	3,389,560	$4,979	11,592,272	$114	$(15,146)	$93,378	$75,380	$1,784	$160,489

Comprehensive income
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	(879)	(879)
Unrealized gain on marketable Securities	—	—	—	—	—	—	—	503	503
Net loss	—	—	—	—	—	—	(8,458)	—	(8,458)
Repurchase of common stock	—	—	—	—	(31)	—	—	—	(31)
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	—	(622)	—	(622)

Balance, March 31, 2007	3,389,560	$4,979	11,592,272	$114	$(15,177)	$93,378	$66,300	$1,408	$151,002

The accompanying notes are an integral part of these Consolidated Financial Statements

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$(11,995)	$(7,877)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of land and real estate	(4,898)	(2,740)
Depreciation and amortization	6,798	6,211
Amortization of deferred borrowing costs	1,332	1,209
Equity in (income) loss of investees	—	(175)
Gain on foreign currency transaction	(131)	(2)
Changes in assets and liabilities:
Accrued interest receivable	(646)	(427)
Other assets	(6,654)	(6,587)
Accrued interest payable	3,116	(70)
Minority interest	(205)	(36)
Other liabilities	(5,108)	5,261

Net cash used in operating activities	(18,391)	(5,233)

Cash Flows From Investing Activities:
Collections on notes receivable	1,205	8,716
Funding of notes receivable	(1,447)	(2,670)
Acquisition of real estate	(109,911)	(49,239)
Investment in real estate entities	—	(1,568)
Real estate improvement	(9,298)	(4,655)
Real estate construction and development	(38,349)	—
Proceeds from sale of land	9,609	6,747
Distributions to equity investees	(3,544)	—
Deposits on pending purchases and financings	4,728	(660)

Net cash provided by (used in) investing activities	(147,007)	(43,329)

Cash Flows From Financing Activities:
Proceeds from notes payable	176,579	55,842
Principal amortization of notes payable	(3,018)	(12,686)
Payments on maturing notes payable	(1,609)	—
Payments on notes payable related to asset sales and refinancing	(33,837)	—
Proceeds from construction loans	36,756	—
Deferred borrowing costs	(6,352)	(2,568)
Net advances from (payments to) affiliates	(9,554)	3,482
Restricted cash	1,222	—
Purchase of treasury stock	(31)	—
Preferred dividends paid	(622)	(483)

Net cash (used in) provided by financing activities	159,534	43,587

Discontinued Operations:
Cash used in operating activities	(855)	(198)
Cash used in financing activities – pay off note	(18,116)	—
Cash provided by investing activities – sale of income producing properties	22,754	—

Net cash provided (used) by discontinued operations	3,783	(198)

Net increase (decrease) in cash and cash equivalents	(2,081)	(5,173)
Cash and cash equivalents, beginning of period	7,035	13,904

Cash and cash equivalents, end of period	$4,954	$8,731

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

(unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,695	$18,301

Schedule of Non-Cash Investing and Financing Activities:
Increase in minority interest related to acquisition of real estate	—	14,835

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management of American Realty Investors, Inc. (“ARI”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of ARI’s consolidated financial position, consolidated results of operations and consolidated cash flows have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The consolidated balance sheet at December 31, 2006 was derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

You should read these consolidated financial statements in conjunction with the consolidated financial statements and footnotes thereto in our annual report on Form 10-K for the year ended December 31, 2006. Certain balances for 2006 have been reclassified to conform to the 2007 presentation. Hereafter in this document, American Realty Investors, Inc. is referred to as ARI or “The Company.”

NOTE 2. REAL ESTATE

In 2007, ARI purchased the following properties:

Property	Location	Acres/Sq. Ft.	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate	Maturity Date
Land
Audubon Terrace	Natchez, MS	48.2 Acres	$285	$504	$—	—%	—
Keller Springs	Addison, TX	5.6 Acres	2,526	369	2,021	Prime+1	2/08

			2,811	873	2,021

Buildings
Parkwest I	Farmers Branch, TX	383,114 Sq. Ft.	39,350	—	35,000	6.06	1/09
Parkwest II	Farmers Branch, TX	707,559 Sq. Ft.	67,750	3,375	62,000	9.32	1/13

			107,100	3,375	97,000

			$109,911	$4,248	$99,021

In 2006, ARI purchased the following properties:

Property	Location	Acres/Units	Purchase Price		Net Cash Paid	Debt Incurred	Interest Rate		Maturity Date
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$21,000		$—	$21,000	8.75	%(1)	3/08
Pioneer Crossing	Austin, TX	38.5 Acres	614	(2)	614	1,515	8.75	(1)	6/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	2/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	2/08
Woodmont Fairway Office	Dallas, TX	5.9 Acres	3,833		1,014	3,000	8.25	(1)	1/07
Woodmont Merit Drive	Dallas, TX	9.3 Acres	4,560		1,868	2,964	8.00		3/07

			35,830		5,865	32,265

Apartments
Anderson Estates	Oxford, MS	48 Units	1,144	(3)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(3)	98	645	8.50	(1)	4/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(3)	122	690	8.75	(1)	7/22
Leflore Estates	Greenwood, MS	104 Units	2,114	(3)	337	1,777	7.00		2/22
Monticello III Estates	Monticello, AR	32 Units	644	(3)	96	548	7.00		1/22

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Riverwalk Phase I	Greenwood, MS	32 Units	455	(3)	99	356	8.50		2/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(3)	226	1,358	8.25	(1)	2/19

			7,496		1,126	6,370

			$43,326		$6,991	$38,635

(1)	Variable interest rate.
(2)	Purchased from ARI; purchase price is equal to ARI’s cost.
(3)	Net of minority interest and other liabilities assumed.

In January 2007, the Company acquired four office buildings containing approximately 1,072,000 rentable square feet and a 4.7 acre tract of undeveloped land located in Farmers Branch, TX, known as “Park West”. The properties were acquired for a total purchase price of $107.1 million plus closing costs. The acquisition was financed with a two year, $62 million loan from a commercial bank and a six-year, $35 million loan from a life insurance company. The combined weighted average interest rate at closing was approximately 8.15%. The loans are collateralized by the properties and guaranteed by ARI.

In 2007, ARI sold the following properties:

Property	Location	Acres/Units	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Land
Grapevine Yards	Grapevine, TX	4.6 Acres	$2,928	$1,015	$1,758	$1,040
McKinney Ranch Land	McKinney, TX	15.1 Acres	2,785	793	1,850	1,122
Metro Center Land	Nashville, TN	22.4 Acres	3,896	706	2,985	2,728

			9,609	2,514	6,593	4,890

Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	24,650	3,126	15,518	3,648
Mediterranean Villa	San Antonio, TX	140 Units	4,110	1,039	2,598	744

			28,760	4,165	18,116	4,392

			$38,369	$6,679	$24,709	$9,282

In 2006, ARI sold the following properties:

Property	Location	Acres	Sales Price	Net Cash Received/ (Paid)	Debt Discharged	Gain on Sale
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,207	$—	$1,831
Vineyards II	Grapevine, TX	1.5 Acres	1,272	429	745	578

			4,497	1,636	745	2,409

Land
Elm Fork	Carrollton, TX	27.6 Acres	3,500	(827)	2,800	1,596
Nashville	Nashville, TN	16.4 Acres	2,512	—	2,416	1,700
Nashville	Nashville, TN	2.4 Acres	462	—	429	323

			6,474	(827)	5,645	3,619

			$10,971	$809	$6,390	$6,028

(1)	Debt assumed by purchaser.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At March 31, 2007, ARI had the following apartment properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bolivar Homes	Cleveland, MS	65 Units	$1,218	$7,390	$1,300
Broadway Estates	Greenville, MS	104 Units	788	7,569	850
Lago Vista	Farmers Branch, TX	212 Units	8,104	18,346	2,924
Laguna Vista	Farmers Branch, TX	206 Units	9,950	12,250	14,719
Legends of El Paso	El Paso, TX	240 Units	13,972	7,919	14,988
Longfellow Arms	Longview, TX	216 Units	397	7,914	126
Mason Park	Houston, TX	312 Units	1,991	17,409	4,407
Mission Oaks	San Antonio, TX	228 Units	15,921	—	11,376
Parc at Clarksville	Clarksville, TN	206 Units	7,880	6,011	6,992
Parc at Maumelle	Maumelle, AR	240 Units	19,011	—	13,105
Parc at Metro Center	Nashville, TN	144 Units	12,375	—	8,340
Parc at Rogers	Rogers, AR	152 Units	7,560	13,265	7,011
Pecan Pointe	Temple, TX	232 Units	4,174	12,663	2,852
Sunflower Estates	Indianola, MS	65 Units	755	7,674	810
Yazoo Estates	Yazoo City, MS	96 Units	789	7,556	835

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
400 St. Paul	10/08	8.00%	$3,612	Office building, Dallas, TX
Basic Capital Management (1)	4/08	Prime+2.00	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	4/08	Prime+2.00	1,523	Retail building, Cary, NC
Carrollton TH, LP	3/09	15.00	1,500	27.5 acres Elm Fork Ranch, Carrollton, TX
Countryside LP (2)	1/07	7.25	2,300	Class A LP Units
Dallas Fund XVII LP	10/06	9.00	3,162	Partnership interests and lawsuit proceeds
Garden Centura LP	N/A	7.00	6,392	Excess cash flow from partnership
Miscellaneous related party notes	Various	Various	5,712	Various security interests
One Realco (2)	2/07	Prime+3.00	9,949	Subordinate pledge of One Realco Stock
Park Plaza Associates LP	9/17	10.00	3,297	Assignment of partnership interests
Pioneer Austin Development	10/08	10.00	3,178	33 acres undeveloped land, Austin, TX
Realty Advisors	11/08	Prime+12.00	5,633	850 shares of 10ARI stock owned by BCM
Unified Housing of Harvest Hill	10/13	12.00	7,034	Surplus cash note
Accrued interest			4,618

Total			$59,162

(1)	Related party.
(2)	Note is being extended.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

ARI’s investment in real estate entities at March 31, 2007 was as follows:

Investee	Percentage of Ownership at March 31, 2007	Carrying Value of Investment at March 31, 2007	Market Value(a) of Investment at March 31, 2007
IORI	24.9%	$6,370	$6,057
Garden Centura, LP (1)	5.0	1,989	—
Gruppa Florentina, LLC (“Gruppa”) (1)	20.0	4,627	—
Other (1)	Various	12,481	—

		$25,467

(1)	The entity is not publicly traded and no readily determinable market value exists.

Set forth below are summarized results of operations of investments in unconsolidated entities for the three months ended March 31, 2007 and 2006:

	2007	2006
Restaurant sales	$9,418	$—
Revenues	2,089	5,775

	11,507	5,775

Restaurant cost of sales	7,119	—
Property operating expenses	1,659	3,078

	8,778	3,078

Income from operations	2,729	2,697
Other income (expense):
General and administrative	(1,437)	—
Equity in loss of partnership	(38)	—
Interest expense	(1,693)	(1,506)
Interest income	1,099	—
Other	243	—

Income before taxes	903	1,191
Income tax	(280)	—

Net income	$623	$1,191

NOTE 5. MARKETABLE EQUITY SECURITIES

ARI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. ARI recognized an unrealized gain of $2.2 million for the three month period ending March 31, 2007 due to an increase in market price.

NOTE 6. NOTES PAYABLE

On February 23, 2007, ARI received $4.9 million in proceeds from a $5.0 million loan with a commercial bank. The note accrues interest at Prime plus 1% which is payable monthly, commencing April 1, 2007, until maturity on February 23, 2008. At maturity all accrued and unpaid interest and outstanding principal are due. The loan is secured by 235.0 acres in Farmers Branch, Texas and 97.3 acres in Austin, Texas known as Pioneer Crossing.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On March 16, 2007, ARI refinanced the note secured by the Piccadilly Shaw Hotel through a commercial bank. The Company received $6.5 million in proceeds, paid down a $5.2 million note and acquired new debt of $12.8 million. The note accrues interest at 8%. The note is payable in monthly principal payments of $16,234 plus accrued interest. The payments commence April 1, 2007, and are payable through maturity, February 29, 2012. At maturity, all accrued and unpaid interest and outstanding principal are due.

On March 16, 2007, ARI refinanced the note secured by the Piccadilly Airport Hotel through a commercial bank. The Company received $6.8 million in proceeds, paid down a $4.5 million note and acquired new debt of $12.2 million. The note accrues interest at 8%. The note is payable in monthly principal payments of $16,994 plus accrued interest. The payments commence April 1, 2007, and are payable through maturity, February 29, 2012. At maturity, all accrued and unpaid interest and outstanding principal are due.

On March 22, 2007, ARI entered into a promissory note with an unrelated individual lender. The Company received $6.5 million in proceeds and acquired $6.5 million in debt. The note accrues interest at 12.5%, and matures April 26, 2007, at which time all accrued and unpaid interest and outstanding principal are due.

In 2007, ARI financed/refinanced or obtained second mortgage financing on the following:

	Location	Acres/Rooms	Debt Incurred	Debt Discharged	Net Cash Received/ Paid		Interest Rate	Maturity Date
Land
Crowley & Wilmer Land	Crowley & Wilmer, TX	142.6 Acres	$3,390	$—	$2,633		10.00%	7/07
Grapevine Vineyard	Grapevine, TX	6.2 Acres	1,758	265	1,385		9.75	7/07
Payne I Land	Irving, TX	109.8 Acres	6,500	—	6,500		12.00	—
Manhattan Land	Farmers Branch, TX	108.8 Acres	7,000	—	6,620		10.00	1/08
Pioneer Crossing	Austin, TX	97.3 Acres	5,000	—	4,916	(1)	Prime+1	2/08

			23,648	265	22,054

Hotels
City Suites Hotel	Chicago, IL	45 Rooms	7,300	3,551	307		—	—
Piccadilly Airport Hotel	Fresno, CA	185 Rooms	12,200	4,478	6,778		8.00	2/12
Piccadilly Chateau Hotel	Fresno, CA	78 Rooms	3,700	1,884	1,436		8.00	2/12
Piccadilly Shaw Hotel	Fresno, CA	194 Rooms	12,800	5,200	6,451		8.00	2/12
The Majestic Hotel	Chicago, IL	55 Rooms	6,000	—	2,866		—	—
Willows Surf Hotel	Chicago, IL	52 Rooms	5,160	—	1,529		—	—

			47,160	15,113	19,367

Debt
ART Loan from Bank Midwest			5,000		4,916	(1)		2/07
RMR Investments, Inc.			1,758		1,385		9.75	7/07

			6,758		6,301

			$77,566		$47,722

In 2006, ARI financed/refinanced or obtained second mortgage financing on the following:

	Location	Acres/Units	Debt Incurred		Debt Discharged	Net Cash Received/ Paid		Interest Rate		Maturity Date
Apartments
Hunters Glen	Midland, TX	212 Units	$2,475		$1,804	$421		7.23	%(1)	2/09

Land
Nashville	Nashville, TN	100.9 Acres	2,500		—	2,500	(2)	12.50		5/06
Palmer Lane	Austin, TX	367.4 Acres	14,000		14,300	(893)		8.50	(1)	8/07
Pioneer Crossing	Austin, TX	235.0 Acres	11,750	(3)	4,000	—		12.50		4/07
West End	Dallas, TX	5.3 Acres	9,000		2,000	6,079		8.00	(1)	3/07

			37,250		20,300	7,686

			$39,725		$22,104	$8,107

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)	Variable rate.
(2)	Cash received by affiliate, increasing ARI’s affiliate receivable.
(3)	Various affiliate notes extended and collateralized by ARI, increasing ARI affiliate receivable.

NOTE 7. STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 9.5% to 24.0% per annum. Stock-secured notes payable and margin borrowings totaled $22.5 million at March 31, 2007 and December 31, 2006.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2007.

PRIME
Balance, January 1, 2007	$44,739
Cash transfers to affiliates	38,477
Cash transfers from affiliates	(27,015)
Advances through receipt of financing proceeds	(117)
Payables clearing through affiliates	(3,752)

Balance, March 31, 2007	$52,332

At March 31, 2007, ARI’s other assets include $318,875 due from affiliates for rent and interest. Also at March 31, 2007, ARI owed $1.1 million to Regis Property Management for management fees and sales commissions.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Excluded from operating segment assets are assets of $100.0 million in 2007and $200.6 million in 2006, which are not identifiable with an operating segment. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three months ended March 31, 2007 and 2006, and segment assets at March 31, 2007 and 2006.

For the Three Months Ended March 31, 2007	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$20,508	$23,389	$7,023	$151	$36	$51,107
Operating expenses	11,412	13,776	5,695	1,597	23	32,503
Depreciation	2,896	3,246	645	6	5	6,798
Mortgage and loan interest	5,700	8,621	2,919	6,076	2,077	25,393
Interest income	—	5	—	62	1,487	1,554
Gain on land sales*	—	—	—	4,898	—	4,898

Segment operating income (loss)	$500	$(2,249)	$(2,236)	$(2,568)	$(582)	$(7,135)

Capital expenditures	$2,895	$266	$38	$1,311	$—	$4,510
Assets	405,251	591,822	78,191	402,518	283	1,478,065

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property Sales:
Sales price	$—	$28,760	$—	$9,701	$—	$38,461
Cost of sale	—	24,368	—	4,803	—	29,171
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale**	$—	$4,392	$—	$4,898	$—	$9,290

For the Three Months Ended March 31, 2006	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$15,810	$20,202	$7,792	$165	$255	$44,224
Operating expenses	8,880	11,786	6,588	832	(126)	27,960
Depreciation	3,013	2,337	851	7	3	6,211
Mortgage and loan interest	3,825	7,651	1,248	4,227	1,083	18,034
Interest income	—	—	—	—	1,146	1,146
Gain on land sales*	—	—	—	2,740	—	2,740

Segment operating income (loss)	$92	$(1,572)	$(895)	$(2,161)	$441	$(4,095)

Capital expenditures	$2,153	$1,746	$250	$345	$—	$4,494
Assets	222,597	536,707	76,364	333,481	—	1,169,149

Property Sales:
Sales price	$—	$—	$—	$5,111	$—	$5,111
Cost of sale	—	—	—	4,202	—	4,202
Recognized prior deferred gain	—	—	—	1,831	—	1,831

Gain on sale**	$—	$—	$—	$2,740	$—	$2,740

*	Does not include gains from sale of income producing properties.
**	Includes gains from sale of income producing properties.

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended March 31,
	2007	2006
Segment operating (loss)	$(7,135)	$(4,095)
Other non-segment items of income (expense):
General and administrative	(4,740)	(3,316)
Advisory fee	(3,299)	(3,081)
Gain on foreign currency transaction	131	2
Other income	2,544	1,608
Net income fee	704	—
Litigation settlement	24	—
Equity in income of investees	—	175
Minority interest	(224)	830

Loss from continuing operations	$(11,995)	$(7,877)

NOTE 10. DISCONTINUED OPERATIONS

For the three months ended March 31, 2007 and 2006, income from discontinued operations relates to Milanos Restaurants and 6 properties ARI sold during 2006 and 2 properties ARI sold or held-for-sale in 2007. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	For the Three Months Ended March 31,
	2007	2006
Revenue:
Rental	$1,938	$4,188
Restaurant operations	—	9,349

	1,938	13,537
Expenses:
Property Operations	1,358	3,700
Restaurant cost of sales	—	6,915

	1,358	10,615

	580	2,922
Other (expenses):
Interest	(1,286)	(2,413)
Depreciation	(149)	(707)

Loss from discontinued operations	(855)	(198)
Gain on sale of real estate	4,392	—

Income (loss) from discontinued operations	$3,537	$(198)

NOTE 11. COMMITMENTS AND CONTINGENCIES

Liquidity. ARI’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. In 2007, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirement.

Partnership Obligations. ARI is the limited partner in 10 partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of March 31, 2007 is approximately $3.0 million.

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

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2006 (“the Form 10-K”).

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time and it is not possible for management to predict all such matters: nor can we assess the impact of all such matter on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise as we file them with the SEC.

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

At March 31, 2007, ARI subsidiaries owned approximately 82% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At March 31, 2007, TCI owned approximately 25% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange.

ARI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. ARI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARI acquires land primarily in in-fill locations or high-growth suburban markets. ARI is an active buyer and seller and during 2007 acquired over $109 million and sold over $38 million of land and income-producing properties. As of March 31, 2007, the Company owned 13,552 units in 73 residential apartment communities, 36 commercial properties comprising almost 6.4 million rentable square feet and ten hotels containing a total of 1,235 rooms. In addition, at March 31, 2007, ARI owned 10,844 acres of land held for development and had 2,718 apartment units in 15 projects under construction. The Company currently owns income-producing properties and land in 21 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. ARI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. ARI finances its development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. ARI is advised by Prime under a contractual arrangement that is reviewed annually by ARI’s Board of Directors. ARI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 62% of ARI’s common stock is owned by BCM; an additional 13% is owned by Prime and TCI owns approximately seven percent of the outstanding common shares of ARI. Other affiliated companies own approximately two percent of ARI’s outstanding common shares. ARI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

The highlights of the three months ended March 31, 2007 included the following:

•	On January 1, 2007, we obtained a $7.0 million loan secured by 109 acres and 3 acres of land located in Farmers Branch, Texas. The note accrues interest at 10% and matures in January 2008.

•

On January 17, 2007 we refinanced the existing $3.6 million mortgage on City Suites Hotel in Chicago, IL. for a new note of $7.3 million and receiving $3.7 million in cash. The note accrues interest at 8.25% and matures February 2012.

•

On January 19, 2007, we acquired a 383,114 and a 707,599 square foot office building in Farmers Branch, Texas known as Parkwest I and Parkwest II, respectively and a 4.7 acre tract of undeveloped land at an aggregate purchase price of $107.1 million. The acquisition was financed with $10.1 million in cash and $97.0 million in new debt. Two separate notes were obtained on this acquisition; a $35.0 million note which accrues interest at 6.06% maturing January 2009 and a $62.0 million note which accrues interest at a variable rate (currently 9.32%) maturing January 2013.

•

On February 16, 2007, we sold the Bluffs at Vista Ridge a 272 unit apartment complex in Lewisville, Texas for $24.6 million. The proceeds were used to pay down the existing mortgage of $15.5 million receiving $9.1 million in cash. A gain of $3.6 million was recorded on this sale.

•	On February 23, 2007, we obtained a $5.0 million loan secured by 97 acres of Pioneer Crossing land located in Austin, Texas. The note accrues interest at prime plus 1% and matures February 23, 2008.

•

On March 5, 2007, we refinanced the existing $3.1 million mortgage on the Majestic Hotel in Chicago, IL, a 55 room hotel with a new note for $6.0 million receiving $2.9 million in cash. The note accrues interest at 7.76% and matures March 2010.

•

On March 16, 2007, we refinanced the existing $5.2 million mortgage on the Piccadilly Shaw, a 194 room hotel, located in Fresno, California with a $12.8 million note, receiving $7.6 million in cash. The new note accrues interest at 8.00% and matures on February 2012.

•

On March 16, 2007, we refinanced the existing $4.5 million mortgage on the Piccadilly Airport, a 185 room hotel, located in Fresno, California with a $12.2 million note, receiving $7.7 million in cash. The new note accrues interest at 8.00% and matures on February 2012.

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

Real Estate

Upon acquisitions of real estate, ARI assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

We record acquired “above-market” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS 141, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2007 and 2006.

ARI had a net loss of $8.5 million, including gains on land sales of $4.9 million and income from discontinued operations of $3.5 million, for the three months ended March 31, 2007 as compared to a net loss of $8.1million, including gains on land sales of $2.7 million and a net loss from discontinued operations of $198,000, for the same period ended March 31, 2006.

ARI defines its same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire three month period from January 1 to March 31 for the years 2007 and 2006, respectively. For this time period, ARI had 57 apartments, 26 commercial properties and ten hotels in its same store universe.

Rents and other property revenues increased $6.8 million ($51.1 million in 2007 as compared to $44.2 million in 2006 for the same period.) A majority of this increase, $5.5 million, came from the acquisition of new properties. Of this amount, $4.3 came from the acquisition of two new commercial properties, Parkwest I and Parkwest II, and $1.2 came from the acquisition or development of new apartments. Revenues from same store rental revenues increased by $1.3 million. This increase was due to an increase in apartment revenues of $700,000, an increase in revenues from commercial properties of $300,000 and increase in hotel revenues of $300,000.

Property operations expenses increased $4.6 million ($32.5 million in 2007 as compared to $27.9 million in 2006 for the same period.) Hotel and land operating expenses increased by $800,000 and $600,000, respectively. The acquisition of various commercial properties and hotels attributed $2.3 million and $900,000, respectively.

Depreciation expense increased approximately $600,000. The increase would be due to properties depreciated for the three month period ended 2007 that were not owned in the same period of 2006.

General and administrative expenses increased $1.4 million. The increase was due to higher legal fees incurred and higher cost reimbursements paid to the advisor.

Mortgage loan interest expense increased by $7.3 million. The new loans associated with this increase were from the acquisition of Windmill Farms $1.0 million, the acquisition of the Parkwest buildings $2.0 million and an additional increase of $1.2 million in interest expense associated with various refinancing and new loans secured by land properties. The refinancing of various hotels and apartments accounted for an increase of $1.6 million. In addition, $1.5 million of prepayment penalties are included in interest expense for the refinancing of three hotel properties known as the Piccadilly Hotels.

Gain on land sales increased $2.1 million. ARI sold 42 acres of land in 2007 for a net gain of $4.8 million as compared to 14.4 acres of land for a net gain of $2.7 million for the same three month period ended 2006.

Income (loss) from discontinued operations for the three month period ended March 31, 2007 and March 31, 2006 was $3.5 million and $(198,000), respectively. Discontinued operations relates to 5 properties sold in 2007 and 10 properties sold in 2006. Operating results for the Pizza World restaurants are also included in discontinued operations for the three months ended March 31, 2006.

	For the Three Months Ended March 31,
	2007	2006
Revenue:
Rental	$1,938	$4,188
Restaurant operations	—	9,349

	1,938	13,537
Expenses:
Property Operations	1,358	3,700
Restaurant cost of sales	—	6,915

	1,358	10,615

	580	2,922
Other (expenses):
Interest	(1,286)	(2,413)
Depreciation	(149)	(707)

Loss from discontinued operations	(855)	(198)

Gain on sale of real estate	4,392	—

Income (loss) from discontinued operations	$3,537	$(198)

Liquidity and Capital Resources

General. Cash and cash equivalents at March 31, 2007 totaled $4.9 million, compared with $8.7 million at March 31, 2006. ARI’s principal sources of cash have been and will continue to be from property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and, to a lesser extent, distributions from partnerships. Management anticipates that ARI’s cash at March 31, 2007, along with cash that will be generated in 2007 from property operations, may not be sufficient to meet all of ARI’s cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured primarily by real estate to meet its liquidity requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

ARI reported a net loss from continuing operations of $11.9 million for the three month period ended March 31, 2007, which included, among other items, the following non-cash charges and credits: gain on sale of real estate of $4.9 million, depreciation and amortization of real estate held for investment of $6.7 million and amortization of deferred borrowing costs of $1.3 million. Other 2007 changes in working capital decreased cash used in operating activities by $9.5 million. Net cash used in operating activities for the three month period ended March 31, 2007 was $18.3 million compared to $5.2 million for the same period ended March 31, 2006.

Net cash used in 2007 investing activities of $147.0 million was primarily due to real estate acquisitions of $109.9 million, real estate construction and development of $38.3 million, real estate improvements of $9.3 million, funding of notes receivable of $1.4 million, distributions to equity investees of $3.5 million. These outflows were offset by proceeds from the sale of land of $9.6 million, collection of notes receivable of $1.2 million and deposits of pending purchases and financings of $4.7 million.

Net cash provided by 2007 financing activities of $159.5 million was primarily due to proceeds from the funding or refinancing of notes payable of $176.5 million, $1.2 million from restricted cash to pay interest expense, and proceeds from construction loans of $36.7 million, offset by $33.8 million to pay down existing notes payable, $6.4 million for financing costs, $9.6 million for cash advances to affiliates, $622,000 in dividends paid, and $31,000 to purchase treasury stock, principal amortization of notes payable of $3.0 million and payment on maturing notes of $1.6 million.

Discontinued operations provided $3.8 million primarily from the sale of buildings of $22.7 million, offset by loss from operations of $855,000, and pay off of existing notes of 18.1 million.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes in the first three months of 2007 and a loss in the first three months of 2006; therefore, it recorded no provision for income taxes.

At March 31, 2007, ARI had a net deferred tax asset of $101.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2007, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$380,549	8.50%	$3,805

Total decrease in ARI’s annual net income			3,805

Per share			$.38

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in ARI’s internal controls over financial reporting during the quarter ending March 31, 2007, that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. purchased 3,600 shares of its equity securities. The following table sets forth a summary by month for the quarter indicating purchases made, and the specified number of shares that may yet be purchased under the program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
January 2007	—	$—	—	129,493
February 2007	1,900	8.41	1,900	127,593
March 2007	1,700	8.15	1,700	125,893

Total	3,600	$8.28	3,600

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed	herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2007

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed	herewith