Form 10-Q
period 2007-06-30
AMERICAN REALTY INVESTORS INC
filed 2007-08-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,136,193
(Class)	(Outstanding at August 3, 2007)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$1,503,291	$1,249,833
Less—accumulated depreciation	(185,046)	(178,029)

	1,318,245	1,071,804

Real estate held for sale, net of depreciation	42,153	134,593
Real estate subject to sales contract	65,174	66,027

Notes and interest receivable
Performing ($29,523 in 2007 and $28,541 in 2006 from affiliates)	58,262	50,668
Non-performing	23,253	2,963

	81,515	53,631
Less—allowance for estimated losses	(1,003)	(1,000)

	80,512	52,631

Marketable securities, at market value	11,226	9,038
Cash and cash equivalents	5,470	7,035
Restricted cash	4,168	6,000
Investments in equity investees	31,260	25,056
Other assets ($45,972 in 2007 and $52,793 in 2006 from affiliate)	139,847	121,487

	$1,698,055	$1,493,671

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable ($8,036 in 2007 and $7,499 in 2006 to affiliates)	$1,265,046	$1,022,370
Liabilities related to assets held for sale	57,685	43,579
Liabilities subject to sales contract	32,224	58,816
Stock-secured notes payable	22,546	22,452
Accounts payable and other liabilities ($1,058 in 2007 and $5,839 in 2006 to affiliates)	117,734	107,771

	1,495,235	1,254,988

Commitments and contingencies

Minority interest	61,548	78,194

Stockholders’ equity:
Common Stock; $.01 par value, authorized 100,000,000 shares, issued 11,592,272 shares in 2007 and 2006	114	114
Preferred Stock; $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A 3,389,560 shares in 2007 and 2006 (liquidation preference $33,909), including 900,000 shares in 2007 and 2006 held by subsidiaries	4,979	4,979
Additional paid-in capital	106,624	93,378
Treasury stock, at cost, 1,453,657 and 1,443,272 shares in 2007 and 2006, respectively	(15,588)	(15,146)
Retained earnings	43,236	75,380
Accumulated other comprehensive income	1,907	1,784

	141,272	160,489

	$1,698,055	$1,493,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Property revenue:
Rental and other property revenues ($352 in 2007 and $517 in 2006 from affiliates)	$52,111	$43,129	$103,218	$86,880
Expenses:
Property operating expenses ($4,419 in 2007 and $3,306 in 2006 to affiliates)	33,702	30,161	66,205	58,114
Depreciation and amortization	7,585	6,219	14,383	12,304
General and administrative ($1,761 in 2007 and $2,550 in 2006 to affiliates)	3,773	1,901	8,513	4,831
Advisory fee to affiliate	3,834	3,230	7,133	6,310

Total operating expenses	48,894	41,511	96,234	81,559

Operating income	3,217	1,618	6,984	5,321

Other income (expense):
Interest income from notes receivable ($816 in 2007 and $828 in 2006 from affiliates)	1,477	2,093	3,031	3,238
Gain (loss) on foreign currency transaction	(135)	2	(4)	4
Other income ($2,767 in 2007 and $2,085 in 2006 from affiliate)	1,726	405	4,270	2,013
Mortgage and loan interest ($363 in 2007 and $232 in 2006 to affiliates)	(25,027)	(19,434)	(50,420)	(37,219)
Net income fee to affiliate	—	—	705	—
Litigation settlement	—	1,434	24	1,804

Total other income (expense)	(21,959)	(15,500)	(42,394)	(30,160)

Loss before gain on land sales, minority interest and equity in income of unconsolidated real estate entities	(18,742)	(13,882)	(35,410)	(24,839)
Gain on land sales	—	10,668	4,897	13,408
Minority interest	(281)	(798)	(505)	32
Equity in income of unconsolidated real estate entities	—	86	—	261

Loss from continuing operations	(19,023)	(3,926)	(31,018)	(11,138)
Income tax benefit (expense)	(1,196)	1,545	42	1,343

Net loss from continuing operations	(20,219)	(2,381)	(30,976)	(9,795)

Income (loss) from discontinued operations	(3,417)	4,414	120	3,837
Income tax benefit (expense)	1,196	(1,545)	(42)	(1,343)

Net income (loss) from discontinued operations	(2,221)	2,869	78	2,494

Net income (loss)	(22,440)	488	(30,898)	(7,301)
Preferred dividend requirement	(624)	(631)	(1,246)	(1,245)

Net loss applicable to common shares	$(23,064)	$(143)	$(32,144)	$(8,546)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Basic earnings per share:
Loss from continuing operations	$(2.06)	$(0.30)	$(3.18)	$(1.09)
Income (loss) from discontinued operations	(0.22)	0.28	0.01	0.25

Net loss applicable to common shares	$(2.28)	$(0.02)	$(3.17)	$(0.84)

Diluted earnings per share:
Loss from continuing operations	$(2.06)	$(0.30)	$(3.18)	$(1.09)
Income (loss) from discontinued operations	(0.22)	0.28	0.01	0.25

Net loss applicable to common shares	$(2.28)	$(0.02)	$(3.17)	$(0.84)

Weighted average common shares used in computing earnings per share:
Basic	10,141,525	10,149,000	10,141,525	10,149,000
Diluted	10,141,525	10,149,000	10,141,525	10,149,000

Series A Cumulative Convertible Preferred Stock (3,389,560 and 3,391,000 shares of Preferred Stock convertible into common stock estimated to be 2,957,000 common shares) and options to purchase 70,750 shares of ARI’s common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007

(dollars in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2007	11,592,272	$114	3,389,560	$4,979	$93,378	1,443,272	$(15,146)	$75,380	1,784	$160,489

Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	(668)	(668)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	791	791
Net loss	—	—	—	—	—	—	—	(30,898)	—	(30,898)

Acquisition of minority interest	—	—	—	—	13,246	—	—	—	—	13,246

Repurchase of common stock	—	—	—	—	—	10,385	(442)	—	—	(442)

Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	—	—	(1,246)	—	(1,246)

Balance, June 30, 2007	11,592,272	$114	3,389,560	$4,979	$106,624	1,453,657	$(15,588)	$43,236	$1,907	$141,272

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Cash Flows From Operating Activities:
Loss from continuing operations	$(30,976)	$(9,795)
Adjustments to reconcile net income to net cash used in operating activities
Gain on sale of land	(5,794)	(1,080)
Depreciation and amortization	14,225	13,617
Amortization of deferred borrowing costs	2,762	970
Income tax benefit expense	(42)	(1,343)
Equity in (income) loss of investees	—	261
Gain (loss) on foreign currency transaction	4	(4)
(Increase) decrease in assets:
Accrued interest receivable	—	(1,932)
Other assets	(39,073)	(2,874)
Investments	(1,410)	—
Notes receivable	(22,868)	—
Prepaid expense	(2,575)	—
Escrows	1,472	—
Rents receivable	(1,577)	—
Increase (decrease) in liabilities:
Notes payable	(15,813)	—
Accrued interest payable	(202)	(1,403)
Minority interest	(50)	(3,719)
Other liabilities	11,748	(5,790)

Net cash used in operating activities	(90,169)	(13,092)

Cash Flows From Investing Activities:
Collections on notes receivable	13,489	14,831
Proceeds from sale of notes receivable	—	6,749
Funding of notes receivable	—	(2,211)
Acquisition of land held for development	(14,506)	(39,359)
Real estate improvements	(12,783)	(9,942)
Real estate construction and development	(91,682)	—
Proceeds from sales of income-producing properties	41,431	—
Proceeds from sale of land	4,531	16,342
Acquisition of income producing properties	(112,193)	(7,496)
Investment in joint venture	(3,659)	—
Improvement of land held for sale	(2,869)	—
Improvement of income producing properties	(8,094)	—
Acquisition of minority interests	(1,301)	—
Payments made for marketable securities	(697)	—
Distributions to equity investees	(1,524)	—
Earnest money/escrow deposits	5,310	(988)

Net cash provided by (used in) investing activities	(184,547)	(22,074)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Cash Flows From Financing Activities:
Proceeds from notes payable	289,962	89,623
Construction and development financing	84,243	—
Recurring amortization of principal on notes payable	(6,632)	—
Other payments on notes payable	(62,997)	—
Increase in due from affiliates	28,186	—
Payments on maturing notes payable	(1,122)	—
Payments on notes payable related to asset sales and refinancings	(34,040)	(40,179)
Deferred borrowing costs	(11,848)	(2,499)
Net advances from (payments to) affiliates	(10,346)	—
Restricted cash	1,832	—
Dividends paid to shareholders	(455)	—
Purchase of treasury stock	(485)	—
Preferred dividends paid	(1,246)	(321)

Net cash (used in) provided by financing activities	275,052	46,624

Discontinued Operations:
Cash used in operating activities	(1,060)	(12,423)
Cash used in financing activities – payment of notes payable	(29,012)	—
Cash provided by investing activities	28,171	3,444

Net cash provided (used) by discontinued operations	(1,901)	(8,979)

Net increase (decrease) in cash and cash equivalents	(1,565)	2,479

Cash and cash equivalents, beginning of period	7,035	13,904

Cash and cash equivalents, end of period	$5,470	$16,383

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50,335	$32,260

Schedule of Non-Cash Investing and Financing Activities:
Increase in minority interest related to acquisition of real estate	—	14,835
Notes payable assumed from buyer upon sale of real estate	—	42,156
Note payable assumed by affiliate	—	4,000
Unrealized loss foreign currency translation	(380)	(194)
Unrealized gain on marketable securities	503	864
Note receivable received from affiliate	22,111	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. a Nevada corporation (“ARI”, “The Company”, “We”, “Our” or “Us”) was organized in 1999. In 2002, the Company, through mergers into wholly-owned subsidiaries acquired several entities. In 2003, the Company acquired 82.2% of the outstanding shares of Transcontinental Realty Investors, Inc. (“TCI”) a Nevada Corporation which is traded on the New York Stock Exchange, Inc. (“NYSE”) under the ticker symbol “TCI”. TCI’s operations are fully consolidated in our financial statements.

We are an externally advised real estate investment company and have no employees. We own a diverse portfolio of residential apartment communities, office buildings, hotels and other commercial properties. At June 30, 2007, the Company owned approximately 14,000 units in 77 residential apartment communities, 33 commercial properties comprising 5.3 million rentable square feet and ten hotels containing a total of 1,235 rooms. We own 10,900 acres of undeveloped land and have over 2,500 apartment units in 14 projects under construction. The Company currently owns operating properties or land in 20 states as well as in Poland and the U.S. Virgin Islands. American Realty Investors, Inc. is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL”. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Property Management, LLC, an affiliate of Prime, manages the Company’s commercial properties. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. ARI engages various third-party companies to lease and manage its apartment properties. In addition, we have a 20% interest in Milano Restaurants International Corporation.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statement for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

Newly issued accounting standards. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and assessing the impact of this statement.

NOTE 2. REAL ESTATE

At June 30, 2007, ARI’s real estate consisted of the following:

		Accumulated
	Cost	Depreciation
Apartments	$422,584	$59,446
Apartments under construction	128,658	—
Commercial buildings	443,402	100,974
Hotels	88,650	24,439
Land held for development	419,997	187

Total	$1,503,291	$185,046

In 2007, ARI purchased the following properties:

		Acres/	Purchase	Net Cash	Debt	Debt	Interest		Maturity
Property	Location	Sq. Ft./Units	Price	Paid	Incurred	Paid	Rate		Date
First Quarter
Land
Audubon Terrace	Natchez, MS	48.2 Acres	$285	$504	$—	$—	—%		—
Keller Springs	Addison, TX	5.6 Acres	2,526	539	2,021	—	9.25	(1)	2/08

			2,811	1,043	2,021	—

Buildings
Parkwest I	Farmers Branch, TX	383,114 Sq. Ft.	40,604	1,587	35,000	5,750	6.06		1/09
Parkwest II	Farmers Branch, TX	707,559 Sq. Ft.	69,694	8,106	62,000	—	9.32	(1)	1/13

			110,298	9,693	97,000	5,750

			113,109	10,736	99,021	5,750

Second Quarter
Land
Hines Meridian	Las Colinas, TX	40.1 Acres	7,900	2,998	5,000	—	9.25	(1)	6/10
Senlac Land	Farmers Branch, TX	4.0 Acres	1,003	—	—	—
Waco Land	Waco, TX	151.0 Acres	2,000	453	1,300	—	9.25	(1)	4/10
William Sprowles	Irving, TX	1.2 Acres	210	277	—	—

			11,113	3,728	6,300	—

Apartments
Thornwood	Midland, TX	109 Units	1,895	—	1,638	1,638

			13,008	3,728	7,938	1,638

			$126,117	$7,976	$106,959	$7,388

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In 2006, ARI purchased the following properties:

			Purchase		Net Cash	Debt	Interest		Maturity
Property	Location	Acres/Units	Price		Paid	Incurred	Rate		Date
First Quarter
Land
Circle C Ranch	Austin, TX	1,092.0 Acres	$21,000		$—	$21,000	8.75	%(1)	03/08
Pioneer Crossing	Austin, TX	38.5 Acres	614		614	1,515	8.75	(1)	06/08
Southwood 1394	Tallahassee, FL	14.5 Acres	1,150		477	748	8.50	(1)	02/08
Valley Ranch 20	Farmers Branch, TX	20.0 Acres	4,673		1,892	3,038	8.50	(1)	02/08
Polo Estates at Bent Tree	Dallas, TX	5.9 Acres	3,833		1,014	3,000	8.25	(1)	01/08
Polo Estates at Park Forest	Dallas, TX	9.3 Acres	4,560		1,868	2,964	8.00		12/07

			35,830		5,865	32,265

Apartments
Anderson Estates	Oxford, MS	48 Units	1,144	(2)	148	996	9.50	(1)	12/20
David Jordan Phase II	Greenwood, MS	32 Units	743	(2)	98	645	8.50	(1)	04/19
David Jordan Phase III	Greenwood, MS	40 Units	812	(2)	122	690	8.75	(1)	07/22
Leflore Estates	Greenwood, MS	104 Units	2,114	(2)	337	1,777	7.00		02/22
Monticello III Estates	Monticello, AR	32 Units	644	(2)	96	548	7.00		01/22
Riverwalk Phase I	Greenwood, MS	32 Units	455	(2)	99	356	8.50		02/19
Riverwalk Phase II	Greenwood, MS	72 Units	1,584	(2)	226	1,358	8.25	(1)	02/19

			7,496		1,126	6,370

			43,326		6,991	38,635

Second Quarter
Land
Forney Land	Forney, TX	34.8 Acres	3,945		3,926	—	—		—
Parc at Clarksville	Clarksville, TN	10.4 Acres	541		—	547	8.00		08/06	(3)
Senlac Hutton	Farmers Branch, TX	5.9 Acres	1,050		949	—	—		—
Waco 42	Waco, TX	42.8 Acres	531		112	398	8.00		05/09

			6,067		4,987	945

			$49,393		$11,978	$39,580

(1)	Variable interest rate.
(2)	Net of minority interest and other liabilities assumed.
(3)	ARI is negotiating with Lender to extend this loan.

In January 2007, the Company acquired four office buildings containing approximately 1,090,000 rentable square feet and a 4.7 acre tract of undeveloped land located in Farmers Branch, TX, known as Park West. The properties were acquired for a total purchase price of $110 million plus closing costs. The acquisition was financed with a two year, $62 million loan from a commercial bank and a six year, $35 million loan from a life insurance company. The combined weighted average interest rate at closing was approximately 8.15%. The loans are collateralized by the properties and guaranteed by ARI.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On May 8, 2007, we purchased 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $7.9 million. The acquisition was financed with $3.0 million cash and a new note for $5.0 million. The note accrues interest at 9.25%, is payable in installments of interest only for 12 months, then installments of principal and interest for 23 months and one final payment of all accrued, unpaid interest and the outstanding principal balance on maturity in May 2010.

In 2007, ARI sold the following properties:

Property	Location	Acres/ Sq. Ft./Units	Sales Price	Net Cash Received/Paid	Debt Discharged	Gain On Sale
First Quarter
Land
Grapevine Yards	Grapevine, TX	4.6 Acres	$2,928	$1,015	$1,758	$1,040
McKinney Ranch Land	McKinney, TX	15.1 Acres	2,785	793	1,850	1,122
Metro Center Land	Nashville, TN	22.4 Acres	3,896	706	2,985	2,728

			9,609	2,514	6,593	4,890

Apartments
Bluffs at Vista Ridge	Lewisville, TX	272 Units	24,650	3,126	15,518	3,648
Mediterranean Villa	San Antonio, TX	140 Units	4,110	1,039	2,598	744

			28,760	4,165	18,116	4,392

			38,369	6,679	24,709	9,282

Second Quarter
Land
Denton Coonrod	Denton, TX	82.2 Acres	1,895	—	1,637	—
Palm Desert	Palm Desert, CA	1.2 Acres	900	—	—	—

			2,795	—	1,637	—

Buildings
Durham Center	Durham, NC	207,171 Sq. Ft.	19,200	3,409	10,638	(2,368)

			21,995	3,409	12,275	(2,368)

			$60,364	$10,088	$36,984	$6,914

In 2006, ARI sold the following properties:

Property	Location	Acres/Units	Sales Price	Net Cash Received/Paid	Debt Discharged	Gain On Sale
First Quarter
Land
Hollywood Casino	Farmers Branch, TX	10.5 Acres	$3,225	$1,297	$—	$331
Vineyards II	Grapevine, TX	1.5 Acres	1,272	429	745	578

			4,497	1,726	745	909

Second Quarter
Land
Elm Fork	Carrollton, TX	27.6 Acres	3,500	(827)	2,800	1,596
Elm Fork	Carrollton, TX	8.5 Acres	1,674	(755)	1,135	1,030
McKinney Ranch Land	McKinney, TX	123.9 Acres	16,591	6,004	10,051	3,389
McKinney Ranch Land	McKinney, TX	44.5 Acres	10,289	10,031	—	5,301
Nashville	Nashville, TN	16.4 Acres	2,512	—	2,416	1,700
Nashville	Nashville, TN	2.4 Acres	462	—	429	323
Stagliano	Farmers Branch, TX	3.1 Acres	1,373	187	—	715

			36,401	14,640	16,831	14,054

Apartments
Plantation Apartments	Tulsa, OK	138 Units	2,750	638	2,191	432
Willo-Wick Apartments	Pensacola, FL	152 Units	6,500	2,806	2,827	2,860

			9,250	3,444	5,018	3,292

			45,651	18,084	21,849	17,346

			$50,148	$19,810	$22,594	$18,255

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At June 30, 2007, ARI had the following apartment properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Apartments
Bolivar Homes	Cleveland, MS	65 Units	$2,481	$6,128	$1,619
Broadway Estates	Greenville, MS	104 Units	2,066	6,291	1,190
Lago Vista	Farmers Branch, TX	212 Units	15,831	10,619	6,691
Legends of El Paso	El Paso, TX	240 Units	17,812	4,079	15,166
Longfellow Arms	Longview, TX	216 Units	5,025	3,286	4,046
Mason Park	Houston, TX	312 Units	1,991	17,409	1,567
Mission Oaks	San Antonio, TX	228 Units	15,980	—	13,688
Parc at Clarksville	Clarksville, TN	206 Units	11,437	2,455	10,659
Parc at Maumelle	Maumelle, AR	240 Units	19,701	—	15,847
Parc at Metro Center	Nashville, TN	144 Units	12,578	—	9,927
Parc at Rogers	Rogers, AR	152 Units	12,048	8,777	10,589
Pecan Pointe	Temple, TX	232 Units	8,158	8,679	7,095
Sunflower Estates	Indianola, MS	65 Units	1,494	6,936	902
Yazoo Estates	Yazoo City, MS	96 Units	2,056	6,289	1,176

Total		2,512 Units	$128,658	$80,948	$100,162

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
400 St. Paul	10/08	8.00%	$3,612	Office building, Dallas, TX
Basic Capital Management (1)	4/08	9.25(3)	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	4/08	9.25(3)	1,523	Retail building, Cary, NC
Carrollton TH, LP	3/09	15.00	1,728	27.5 acres Elm Fork Ranch, Carrollton, TX
Dallas Fund XVII LP(2)	10/06	9.00	3,907	Partnership interests and lawsuit proceeds
Garden Centura LP	N/A	7.00	6,372	Excess cash flow from partnership
Miscellaneous related party notes	Various	Various	8,514	Various security interests
One Realco(2)	2/07	9.25(3)	9,949	Subordinate pledge of One Realco Stock
Pioneer Austin Development	10/08	10.00	3,178	33 acres undeveloped land, Austin, TX
Realty Advisors	11/08	9.25(3)	5,633	850 shares of ARI stock owned by BCM
Unified Housing of Harvest Hill	10/13	12.00	7,034	Surplus cash note
Accrued interest	—	—	5,560

Total			$58,262

(1) Related party.

(2) Currently negotiating extension of this note.

(3) Variable rate.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

ARI’s investment in real estate entities at June 30, 2007 was as follows:

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Investee	Percentage of Ownership at June 30, 2007	Carrying Value of Investment at June 30, 2007	Market Value(1) of Investment at June 30, 2007
IORI	24.8%	$6,370	$4,079
Garden Centura, L.P. (2)	5.0	1,944	4,404
Gruppa Florentina, LLC (“Gruppa”) (2)	20.0	4,750	N/A
Other (2)		18,196	N/A

		$31,260

(1) Based on stock closing price on June 30, 2007 and is not necessarily indicative of the fair market value of the investee’s net assets.

(2) No readily determinable market value.

Set forth below are summarized results of operations of IORI and Garden Centura for the six months ended June 30, 2007 and 2006:

	2007	2006
Revenues	$11,087	$66,802
Equity in loss of partnership	—	81
Property operating expenses	(5,442)	(52,499)
Depreciation	(1,760)	(5,341)
Interest	(5,226)	(16,474)

Income before gain on sale of real estate	(1,341)	(7,431)
Gain on sale of real estate	—	4,314

Net loss	$(1,341)	$(3,117)

NOTE 5. MARKETABLE EQUITY SECURITIES

ARI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available for sale security. ARI recognized an unrealized gain of $791,000 for the six month period ending June 30, 2007 due to an increase in market price.

NOTE 6. NOTES PAYABLE

On February 23, 2007, ARI received $4.9 million in proceeds from a $5.0 million loan with a commercial bank. The note accrues interest at prime plus 1% which is payable monthly, commencing April 1, 2007, until maturity in February 2008. At maturity all accrued and unpaid interest and outstanding principal are due. The loan is secured by 235.0 acres in Farmers Branch, Texas, known as Mercer Crossing and 97.3 acres in Austin, Texas, known as Pioneer Crossing.

On March 16, 2007, ARI refinanced the note secured by Piccadilly Shaw Hotel through a commercial bank. The Company received $6.5 million in proceeds, paid down a $5.2 million note and acquired new debt of $12.8 million. The note accrues interest at 8%. The note is payable in monthly principal payments of $16,234 plus accrued interest. The payments commence April 1, 2007 and are payable through maturity, in February 2012. At maturity, all accrued and unpaid interest and outstanding principal are due.

On March 16, 2007, ARI refinanced the note secured by Piccadilly Airport Hotel through a commercial bank. The Company received $6.8 million in proceeds, paid down a $4.5 million note and acquired new debt of $12.2 million. The note accrues interest at 8%. The note is payable in monthly principal payments of $16,994 plus accrued interest. The payments commence April 1, 2007 and are payable through maturity, in February 2012. At maturity, all accrued and unpaid interest and outstanding principal are due.

On March 22, 2007, ARI entered into a promissory note with an unrelated individual lender. The Company received $6.5 million in proceeds and acquired $6.5 million in debt. The note accrues interest at 12.5%, and matures April 26, 2007, at which time all accrued and unpaid interest and outstanding principal are due.

In 2007, ARI obtained mortgage financing on the following:

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Location	Acres/Rooms Sq. Ft./Units	Debt Incurred	Debt Discharged	Net Cash Received/Paid		Interest Rate		Maturity Date
First Quarter
Land
Crowley & Wilmer Land	Crowley & Wilmer, TX	142.6 Acres	$3,390	$—	$2,633		10.00	%(1)	7/07
Grapevine Vineyard	Grapevine, TX	6.2 Acres	1,758	265	1,385		9.75	(1)	7/07
Manhattan Land	Farmers Branch, TX	112.0 Acres	7,000	—	6,620		10.00	(1)	1/08
Payne I Land	Irving, TX	109.8 Acres	6,500	—	6,500		12.00	(1)	—
Pioneer Crossing	Austin, TX	97.3 Acres	5,000	—	4,916	(2)	9.25	(1)	2/08

			23,648	265	22,054

Hotels
City Suites Hotel	Chicago, IL	45 Rooms	7,300	3,551	3,700		8.25		2/12
Piccadilly Airport Hotel	Fresno, CA	185 Rooms	12,200	4,478	6,778		8.00		2/12
Piccadilly Chateau Hotel	Fresno, CA	78 Rooms	3,700	1,884	1,436		8.00		2/12
Piccadilly Shaw Hotel	Fresno, CA	194 Rooms	12,800	5,200	6,451		8.00		2/12
The Majestic Hotel	Chicago, IL	55 Rooms	6,000	3,100	2,866		7.76		3/10
Willows Surf Hotel	Chicago, IL	52 Rooms	5,160	—	1,529		7.76		3/10

			47,160	18,213	22,760

			70,808	18,478	44,814

Second Quarter
Apartments
Arbor Pointe	Odessa, TX	194 Units	5,088	1,799	4,988		7.03		7/37
Autumn Chase	Midland, TX	64 Units	2,400	1,131	705		9.25	(1)	9/07
Courtyard	Midland, TX	133 Units	3,440	1,315	2,057		7.03		7/37
Coventry Point	Midland, TX	120 Units	3,120	1,137	1,858		7.03		7/37
Fountains at Waterford	Midland, TX	172 Units	5,920	1,525	252		7.03		7/37
Hunters Glen	Midland, TX	212 Units	4,462	2,448	938		9.25	(1)	9/07
Southgate	Odessa, TX	180 Units	4,614	1,867	2,671		7.03		7/37
Sunchase	Odessa, TX	300 Units	7,328	3,128	7,196		7.03		7/37
Sunset	Odessa, TX	240 Units	5,531	2,958	1,285		9.25	(1)	9/07
Thornwood	Midland, TX	109 Units	2,784	1,098	1,582		7.03		7/37
Westwood Square	Odessa, TX	79 Units	936	496	418		7.03		7/37
Whispering Pines	Topeka, KS	320 Units	8,300	7,076	970		7.00	(1)	4/08

			53,923	25,978	24,920

Land
Mercer Crossing	Farmers Branch, TX	235.0 Acres	3,000	—	—		9.25	(1)	5/08
Pioneer Crossing	Austin, TX	257.0 Acres	12,000	—	11,209		10.25		5/08
Polo Estates at Park Forest	Dallas, TX	9.3 Acres	3,107	2,982	76		9.25	(1)	12/07
Various tracts	Dallas, TX	35.9 Acres	4,193	—	6,019		12.50		4/09

			22,300	2,982	17,304

Commercial
Hickory IV	Farmers Branch, TX	221,000 Sq. Ft.	26,000	12,178	13,153		8.67	(1)	6/10

			102,223	41,138	55,377

			$173,031	$59,616	$100,191

In 2006, ARI financed/refinanced or obtained second mortgage financing on the following:

	Location	Acres/ Sq. Ft./Units	Debt Incurred		Debt Discharged	Net Cash Received/Paid		Interest Rate		Maturity Date
First Quarter
Apartments
Hunters Glen	Midland, TX	212 Units	$2,475		$1,804	$421		7.23	%(1)	2/09

Land
Nashville	Nashville, TN	100.9 Acres	2,500		—	2,500	(2)	12.50	(1)	5/06	(4)
Palmer Lane	Austin, TX	367.4 Acres	14,000		14,300	(893)		8.50		8/07
Pioneer Crossing	Austin, TX	235.0 Acres	11,750	(3)	4,000	—		12.50	(1)	4/07	(4)
West End	Dallas, TX	5.3 Acres	9,000		2,000	6,079		8.00		3/07	(4)

			37,250		20,300	7,686

			39,725		22,104	8,107

Second Quarter
Land
Nashville Land	Nashville, TN	82.2 Acres	6,500		2,776	3,561		7.50		7/08

Office Buildings
University Square	Anchorage, AK	20,215 Sq. Ft.	1,360		1,079	257		8.25		5/16

			7,860		3,855	3,818

			$47,585		$25,959	$11,925

(1)	Variable rate.
(2)	Cash received by affiliate, increasing ARI’s affiliate receivable.
(3)	Various affiliate notes extended and collateralized by ARI, increasing ARI affiliate receivable.
(4)	ARI is negotiating with Lender to extend this loan.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On April 30, 2007, we refinanced the existing mortgage of $7.1 million on Whispering Pines Apartments, a 320 unit apartment complex located in Topeka, Kansas, with a new note for $8.3 million and received $1.0 million in cash. The new note accrues interest at 7.0% with interest only payments due monthly and all unpaid accrued interest and the not balance payable on maturity, in April 2008.

On May 3, 2007, we obtained a $12 million loan secured by 257.0 acres of land in Austin, Texas known as Pioneer Crossing. The note accrues interest 10.25%, is payable in monthly installments of interest only and all accrued and unpaid interest and the remaining principal balance are due on maturity in May 2008.

On May 31, 2007, we refinanced the existing mortgage of $12.2 million on Hickory IV, a 221,000 square foot commercial building located in Farmers Branch, Texas for $26.0 million. The note accrues interest at LIBOR plus 3.75% with interest only payments due monthly and all unpaid accrued interest and the outstanding principal payable on maturity in May 2009.

On June 6, 2007 we refinanced $12.4 million in existing mortgages on eight apartment complexes; Arbor Pointe, Courtyard, Coventry Pointe, Fountains at Waterford, Southgate, Sunchase, Thornwood, and Westwood apartments consisting of 1,287 units located throughout Midland and Odessa, Texas for new loans totaling $33.2 million receiving $21.0 million in cash and paid down property debt and defeasance costs totaling $4.1 million. The loans accrue interest at 7.03% is payable in monthly installments of interest and principal, and all accrued and unpaid interest and the outstanding principal balance are due on maturity, July 2037.

On June 28, 2007 we refinanced the existing notes of $6.5 million on three apartment complexes; Autumn Chase, Hunters Glen and Sunset apartments consisting of 516 units in total located throughout Midland and Odessa, Texas for new loans totaling $12.4 million, receiving $3.0 million in cash. The loans accrue interest at prime plus 25 points with interest only payments due monthly and all unpaid accrued interest and the outstanding principal balance payable on maturity in September 2007.

NOTE 7. STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 9.5% to 24.0% per annum. Stock-secured notes payable and margin borrowings totaled $22.5 million at June 30, 2007 and December 31, 2006.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of June 30, 2007.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Balance, January 1, 2007	$44,739
Cash transfers to affiliates	122,672
Cash transfers from affiliates	(60,255)
Advances through receipt of financing proceeds	(57,366)
Payables clearing through affiliates	(3,972)

Balance, June 30, 2007	$45,818

At June 30, 2007, ARI’s other assets include $248,000 due from affiliates for rent and interest. Also at June 30, 2007, ARI owed $1.2 million to Regis Property Management for management fees and sales commissions.

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. Excluded from operating segment assets are assets of $295.7 million in 2007 and $221.2 million in 2006. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three and six months ended June 30, 2007 and 2006, and segment assets at June 30, 2007 and 2006.

For the Three Months Ended June 30, 2007	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$17,738	$23,739	$10,400	$247	$(13)	$52,111
Operating expenses	11,200	13,547	6,877	1,523	555	33,702
Depreciation	3,594	3,129	850	14	(2)	7,585
Mortgage and loan interest	6,349	9,942	1,454	6,580	702	25,027
Interest income	—	(5)	—	59	1,423	1,477
Gain on land sales*	—	—	—	—	—	—

Segment operating income (loss)	$(3,405)	$(2,884)	$1,219	$(7,811)	$155	$(12,726)

Capital expenditures	$3,168	$509	$1,320	$3,369	$—	$7,055
Assets	342,428	491,796	64,211	419,810	—	1,318,245

Property Sales:
Sales price	$19,200	$—	$—	$—	$—	$19,200
Cost of sale	16,832	—	—	—	—	16,832
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale**	$2,368	$—	$—	$—	$—	$2,368

For the Three Months Ended June 30, 2006	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$13,263	$21,820	$7,639	$185	$222	$43,129
Operating expenses	9,858	12,763	5,740	1,784	16	30,161
Depreciation	3,146	2,549	520	2	2	6,219
Mortgage and loan interest	3,734	7,556	760	5,895	1,489	19,434
Interest income	—	—	—	—	2,093	2,093
Gain on land sales*	—	—	—	10,668	—	10,668

Segment operating income (loss)	$(3,475)	$(1,048)	$619	$3,172	$808	$76

Capital expenditures	$4,056	$2,413	$99	$1,655	$—	$8,223
Assets	155,110	360,269	78,359	330,601	—	924,339

Property Sales:
Sales price	$—	$—	$—	$60,351	$—	$60,351
Cost of sale	—	—	—	46,347	—	46,347
Recognized prior deferred gain	—	—	—	3,336	—	3,336

Gain on sale**	$—	$—	$—	$10,668	$—	$10,668

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the Six Months Ended June 30, 2007	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$38,246	$47,128	$17,423	$398	$23	$103,218
Operating expenses	22,612	27,323	12,572	3,120	578	66,205
Depreciation	6,490	6,375	1,495	20	3	14,383
Mortgage and loan interest	12,049	18,563	4,373	12,656	2,779	50,420
Interest income	—	—	—	121	2,910	3,031
Gain on land sales*	—	—	—	4,897	—	4,897

Segment operating (loss)	$(2,905)	$(5,133)	$(1,017)	$(10,380)	$(427)	$(19,862)

Capital expenditures	$6,063	$775	$1,358	$3,369	$—	$11,565
Assets	342,428	491,796	64,211	419,810	—	1,318,245

Property Sales:
Sales price	$19,200	$24,650	$—	$9,697	$—	$53,547
Cost of sale	21,568	21,002	—	4,800	—	47,370
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale**	$(2,368)	$3,648	$—	$4,897	$—	$6,177

For the Six Months Ended June 30, 2006	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$27,487	$44,218	$14,349	$349	$477	$86,880
Operating expenses	16,900	27,587	11,120	2,617	(110)	58,114
Depreciation	6,011	5,052	1,222	14	5	12,304
Mortgage and loan interest	8,654	15,089	1,804	9,099	2,573	37,219
Interest income	—	—	—	—	3,238	3,238
Gain on land sales*	—	—	—	13,408	—	13,408

Segment operating income (loss)	$(4,078)	$(3,510)	$203	$2,027	$1,247	$(4,111)

Capital expenditures	$6,209	$4,159	$349	$2,000	$—	$12,717
Assets	155,110	360,269	78,359	330,601	—	924,339

Property Sales:
Sales price	$—	$—	$—	$65,462	$—	$65,462
Cost of sale	—	—	—	50,549	—	50,549
Deferred current gain	—	—	—	3,336	—	3,336
Recognized prior deferred gain	—	—	—	1,831	—	1,831

Gain on sale**	$—	$—	$—	$13,408	$—	$13,408

*	Does not include gains from sale of income producing properties.
**	Includes gains from sale of income producing properties.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2007	2006
Segment operating loss	$(19,862)	$(4,111)
Other non-segment items of income (expense):
General and administrative	(8,513)	(4,831)
Advisory fee	(7,133)	(6,310)
Gain (loss) on foreign currency transaction	(4)	4
Other income	4,270	2,013
Net income fee	705	—
Litigation settlement	24	1,804
Equity in income of investees	—	261
Minority interest	(505)	32

Loss from continuing operations	$(31,018)	$(11,138)

NOTE 10. DISCONTINUED OPERATIONS

For the six months ended June 30, 2007 and 2006, income from discontinued operations relates to 15 properties ARI sold during 2006 and eight properties ARI sold or held for sale in 2007. The following table summarizes revenue and expense information for these properties sold and held for sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental	$2,342	$6,344	$5,228	$11,944
Restaurant operations	—	9,388	—	18,924

	2,342	15,732	5,228	30,868
Expenses:
Property Operations	1,997	4,657	3,966	11,640
Restaurant cost of sales	—	6,915	—	13,805

	1,997	11,572	3,966	25,445

	345	4,160	1,262	5,423
Other (expenses):
Interest	(1,007)	(2,066)	(2,425)	(4,458)
Depreciation	(363)	(1,456)	(708)	(2,342)

Income (loss) from discontinued operations	(1,025)	638	(1,871)	(1,377)

Gain (loss) on sale of real estate	(2,392)	3,776	1,991	5,214

Income (loss) from discontinued operations	$(3,417)	$4,414	$120	$3,837

NOTE 11. COMMITMENTS AND CONTINGENCIES

Liquidity. ARI’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. ARI intends to rely on aggressive land sales, selected income producing property sales and to the extent necessary, additional borrowings to meet its cash requirements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Partnership Obligations. ARI is the limited partner in ten partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners and are set forth in the respective partnership agreements. The total amount of the expected buyouts as of June 30, 2007 is approximately $3.0 million.

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

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition and competition from other developers, owners and operators of real estate);

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

•	risks associated with downturns in the national and local economies, increases in interest rates and volatility in the securities markets;

•	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”

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

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise as we file them with the SEC.

Overview

ARI was organized in 1999. In August 2000, ARI acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”). ART was the successor to a business trust organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. The business trust merged into ART in 1987. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

At June 30, 2007, ARI subsidiaries owned approximately 82.2% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At June 30, 2007, TCI owned approximately 24.8% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange.

ARI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. ARI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARI acquires land primarily in in-fill locations or high-growth suburban markets. ARI is an active buyer and seller and during 2007 acquired over $123.0 million and sold over $60.4 million of land and income-producing properties. As of June 30, 2007, the Company owned approximately 14,000 units in 77 residential apartment communities, 33 commercial properties comprising almost 5.3 million rentable square feet and ten hotels containing a total of 1,235 rooms. In addition, at June 30, 2007, ARI owned almost 10,900 acres of land held for development and had over 2,500 apartment units in 14 projects under construction. The Company currently owns income-producing properties and land in 20 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. ARI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. ARI finances its development projects principally with short-term, variable interest rate construction loans that are refinanced with long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. ARI is advised by Prime under a contractual arrangement that is reviewed annually by ARI’s Board of Directors. ARI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 62% of ARI’s common stock is owned by BCM; an additional 13% is owned by Prime and TCI owns approximately seven percent of the outstanding common shares of ARI. Other affiliated companies own approximately two percent of ARI’s outstanding common shares. ARI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI.

The highlights of the six months ended June 30, 2007 included the following:

•	On January 1, 2007, we obtained a $7.0 million loan secured by 109 acres and 3 acres of land located in Farmers Branch, Texas. The note accrues interest at 10% and matures in January 2008.

•

On January 17, 2007, we refinanced the existing $3.6 million mortgage on City Suites Hotel in Chicago, Illinois for a new note of $7.3 million and receiving $3.7 million in cash. The note accrues interest at 8.25% and matures in February 2012.

•

On January 19, 2007, we acquired a 383,114 and a 707,599 square foot office building in Farmers Branch, Texas known as Park West I and Park West II, respectively and a 4.7 acre tract of undeveloped land at an aggregate purchase price of $110 million. The acquisition was financed with $9.7 million in cash and $97.0 million in new debt. Two separate notes were obtained on this acquisition; a $35.0 million note which accrues interest at 6.06% maturing January 2013 and a $62.0 million note which accrues interest at a variable rate (currently 9.32%) maturing in January 2009.

•

On February 16, 2007, we sold the Bluffs at Vista Ridge, a 272 unit apartment complex in Lewisville, Texas for $24.6 million. The proceeds were used to pay down the existing mortgage of $15.5 million receiving $3.1 million in cash. A gain of $3.6 million was recorded on this sale.

•

On February 23, 2007, we obtained a $5.0 million loan secured by 97 acres of Pioneer Crossing land located in Austin, Texas. The note accrues interest at prime plus 1% and matures in February 23, 2008.

•

On March 5, 2007, we refinanced the existing $3.1 million mortgage on the Majestic Hotel in Chicago, Illinois, a 55 room hotel with a new note for $6.0 million receiving $2.9 million in cash. The note accrues interest at 7.76% and matures in March 2010.

•

On March 16, 2007, we refinanced the existing $5.2 million mortgage on the Piccadilly Shaw, a 194 room hotel, located in Fresno, California with a $12.8 million note, receiving $6.5 million in cash. The new note accrues interest at 8.00% and matures in February 2012.

•

On March 16, 2007, we refinanced the existing $4.5 million mortgage on the Piccadilly Airport, a 185 room hotel, located in Fresno, California with a $12.2 million note, receiving $6.8 million in cash. The new note accrues interest at 8.0% and matures in February 2012.

•

On April 30, 2007, we refinanced the existing debt of $7.1 million on the Whispering Pines Apartments, a 320 unit complex in Topeka, Kansas for a new note of $8.3 million, receiving $1.0 million in cash. The new note accrues interest at 7.0% and matures in April 2008.

•

On May 3, 2007, we obtained a loan for $12.0 million receiving $11.2 million in cash. The loan is secured by 257 acres of land in Austin, Texas known as Pioneer Crossing. The loan accrues interest at 10.25% and matures in May 2008.

•

On May 8, 2007, we acquired 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $7.9 million. The purchase was financed with $3.0 million in cash and a note payable of $5.0 million. The note accrues interest at 9.25% and matures in June 2010.

•

On May 31, 2007, we refinanced the existing debt of $12.2 million on the Hickory IV building, a 221,000 square foot commercial building in Farmers Branch, Texas for a new note of $26.0 million. The note accrues interest at 8.67% and matures in May 2009.

•

On June 6, 2007 we refinanced $12.4 million in existing mortgages with a commercial lender. The mortgages relate to eight different apartment complexes, totaling 1,287 units, located throughout Midland and Odessa, Texas. The new loans total $33.2 million. We received $21.0 million in cash and paid down property debt and defeasance costs totaling $4.1 million. The notes accrue interest at 7.03% and mature in July 2037.

•

On June 28, 2007 we refinanced $6.5 million in existing mortgages with a commercial lender. The mortgages relate to three apartment complexes, totaling 516 units, located throughout Midland and Odessa, Texas. The new loans total $12.4 million. We received $3.0 million in cash. The notes accrue interest at 9.25% and mature in September of 2007.

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

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development.

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

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain or loss upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgement. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy and we capitalize only those costs associated with the portion under construction.

Investment in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, ARI accounts for our investments in unconsolidated real estate ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, ARI’s net equity is reflected within the Consolidated Balance Sheets and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, ARI’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS 141, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets we include as a receivable, the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

For hotel properties, revenues for room sales and guest services are recognized as rooms are occupied and as services are rendered.

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

For the three months ended June 30, 2007

ARI had a net loss of $23.1 million for the three months ended June 30, 2007, including a loss from discontinued operations of $2.2 million, as compared to a net loss of $143,000 for the three months ended June 30, 2006, including income from discontinuing operations of $2.9 million and a gain on sale of land of $10.7 million. Fluctuations in this and other components of revenues and expense between the three month period ended June 30, 2007 and 2006 are discussed below.

Rents increased to $52.1 million in 2007 as compared to $43.1 million in 2006 due to additional rental income from the completion of new apartment construction projects, increased occupancy from commercial and hotel properties and various market rate increases in apartment complexes.

Property operating expenses increased to $33.7 million in 2007 as compared to $30.2 million in 2006. This increase is due to the completion of new apartment construction projects and acquisition of new properties.

Depreciation and amortization increased to $7.6 million in 2007 as compared to $6.2 million in 2006. This increase is mainly due to the completion of new construction projects in the current period.

General and administrative expense increased to $3.7 million in 2007 as compared to $2.0 million in 2006. This increase is due to a $1.7 million legal settlement received in prior year.

Other income increased to $1.7 million in 2007 as compared to $405,000 in 2006. This increase is due to an increase in investment income from Milano restaurant.

Mortgage and loan interest expense increased to $25.0 million in 2007 as compared to $19.4 million in 2006. This increase is due to the increase in mortgages payable.

There were no litigation proceeds in 2007 as compared to $1.4 million received in 2006.

No gain on land sales was recorded in 2007 as compared to $10.7 million in 2006. The decrease was due to no land being sold in 2007, that resulted in a gain on sale.

Income from discontinued operations decreased to a net loss of $2.2 million in 2007 as compared to a net income of $2.9 million in 2006. This decrease is due to discontinued operations including 16 properties in 2006 as compared to 11 properties in 2007, and eight of the properties in 2007 having a net loss.

For the six months ended June 30, 2007

ARI had a net loss of $32.1 million for the six months ended June 30, 2007, including income from discontinued operations of $78,000 and gain on land sales of $4.9 million, as compared to a net loss of $8.5 million for the six months ended June 30, 2006, including income from discontinuing operations of $2.5 million and a gain on sale of land of $13.4 million. Fluctuations in this and other components of revenues and expense between the six month period ended June 30, 2007 and 2006 are discussed below.

Rents increased to $103.2 million in 2007 as compared to $86.9 million in 2006. This increase is due to additional rental income from the completion of new apartment construction projects and the acquisition of commercial properties and the increase in hotel revenues due to increased occupancies.

Property operating expenses increased to $66.2 million in 2007 as compared to $58.1 million in 2006. This increase is due to the completion of new apartment construction projects and acquisition of commercial properties.

Depreciation and amortization increased to $14.4 million in 2007 as compared to $12.3 million in 2006. This increase is mainly due to the completion of new construction projects in the current period.

General and administrative expenses increased to $8.5 million in 2007 as compared to $4.8 million in 2006. This increase is due to due to prior year amount including $1.7 million in litigation settlement and current year increase in legal expense of $700,000, increase in appraisal and consulting fees of $500,000 and reclassification of transactions of $500,000.

Other income increased to $4.3 million in 2007 as compared to $2.0 million in 2006. This increase is due to income from investment in Milano restaurant.

Mortgage and loan interest increased to $50.4 million in 2007 as compared to $37.2 million in 2006. This increase is due to the increase in notes payable to $1.3 billion in 2007 as compared to 840.2 million in 2006.

Income from litigation settlements decreased to $24,000 in 2007 as compared to $1.8 million in 2006. This decrease is due to non-recurring settlements in the prior period.

Gain on land sales decreased to $4.9 million in 2007 as compared to $13.4 million in 2006. The 2007 gain is comprised of the sale of 15 acres of McKinney Ranch land in Texas, 4.6 acres of Grapevine land in Texas and 22.4 acres of Metro Center land in Tennessee.

Net income (loss) for the three and six months ended June 30, 2007 and 2006 from discontinued operations relates to properties ARI sold or intends to sell in 2007 as well as properties ARI sold during 2007 and 2006 or intends to sell in 2007. The following table summarizes revenue and expense information for the properties sold and held for sale.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Rental	$2,342	$6,344	$5,228	$11,944
Restaurant operations	—	9,388	—	18,924

	2,342	15,732	5,228	30,868
Expenses:
Property Operations	1,997	4,657	3,966	11,640
Restaurant cost of sales	—	6,915	—	13,805

	1,997	11,572	3,966	25,445

	345	4,160	1,262	5,423
Other (expenses):
Interest	(1,007)	(2,066)	(2,425)	(4,458)
Depreciation	(363)	(1,456)	(708)	(2,342)

Income (loss) from discontinued operations	(1,025)	638	(1,871)	(1,377)

Gain (loss) on sale of real estate	(2,392)	3,776	1,991	5,214

Income (loss) from discontinued operations	$(3,417)	$4,414	$120	$3,837

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2007 totaled $5.5 million, compared with $7.0 million at December 31, 2006. ARI’s principal sources of cash have been and will continue to property operations, proceeds from property sales, and the collection of mortgage notes receivable, borrowings and, to a lesser extent, distributions from partnerships. Management anticipates that ARI’s cash at June 30, 2007, along with cash that will be generated in from property operations, may not be sufficient to meet all of ARI’s cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured primarily by real estate to meet its liquidity requirements. Historically, management has been successful at extending its current maturity obligations. Management also anticipates funding ongoing real estate construction projects and the acquisition of new real estate from cash generated by property sales, debt refinancings or extensions, and additional borrowings.

Net cash used by operating activities was $90.2 million for the six month period ended June 30, 2007 as compared to $13.1 million for the six month period ended June 30, 2006. Cash flow from operations is largely comprised of rental income less operating expenses, general and administrative expenses and interest expense. Net cash used by operating activities increased $77.1 million due primarily to increases in other assets of $36.2 million, increases in notes receivable of $22.9 million, increases in prepaid expenses of $2.6 million and decreases in notes payable of $15.8 million and increased interest expense of $13.2 million, offset by increases in other liabilities of $11.9 million and increased operating income of $1.7 million.

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

Net cash used in investing activities was $184.5 million for the six months ended June 30, 2007, as compared to $22.1 million for the six months ended June 30, 2006. Net cash used in investing activities increased $162.5 million due to an increase in investments in real estate (including investments in income-producing properties, land held for development, residential and other development projects) of $186.2 million, decreased collections of notes receivable of $5.9 million and lower proceeds from fewer land sales of $11.9 million, offset by higher proceeds from sales of income-producing properties of $41.5 million.

Net cash provided by financing activities was $275.0 million for the six months ended June 30, 2007 compared to $46.6 million for the six months ended June 30, 2006. Cash provided by financing activities increased $228.4 million due primarily to proceeds from additional borrowings of $275.2 million (net of deferred financing costs), advances from affiliates of $17.8 million and a decrease in restricted cash of $1.9 million, offset by loan payoffs related to property sales and refinancings of $64.6 million and increased preferred dividends of $1.9 million.

Net cash used in discontinued operations was $1.9 million for the six months ended June 30, 2007 compared to $9.0 million for the same period in 2006. The $7.1 million decline was due principally to a increase in cash provided by operations from properties actually sold or held for sale of $11.4 million offset by reduced proceeds from property sales of $4.3 million.

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

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, ARI may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air and third parties may seek recovery for personal injury associated with such materials.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes in the first six months of 2007 and a loss in the first six months of 2006, after the use of net operating loss carry forwards; therefore, it recorded no provision for income taxes.

At June 30, 2007, ARI had a net deferred tax asset of $124.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2007, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$412,832	9.77%	$4,128

Total decrease in ARI’s annual net income			4,128

Per share			$.41

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that these disclosure controls and procedure were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchanges act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. repurchased equity securities. The following table sets forth by month repurchases made during the second quarter and the number of shares that may yet be repurchased:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
Balance as of March 31, 2007	—	$—	874,607	125,393
April 2007	2,648	8.78	2,648	122,745
May 2007	2,790	9.39	2,790	119,955
June 2007	1,347	8.33	1,347	118,608

Total	6,785	$8.61	881,392

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number		Description of Exhibit

3.0		Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1		Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4		Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1		Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2		Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3		Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4		Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1		Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2		Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1	*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2007

Exhibit Number	Description of Exhibits

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*Filed herewith