Form 10-Q/A
period 2007-06-30
AMERICAN REALTY INVESTORS INC
filed 2007-08-17
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On August 16, 2007, the registrant discovered an isolated transposition/mathematical error in its Form 10-Q for the quarter ended June 30, 2007 which was filed with the Securities and Exchange Commissions (the “SEC”) on August 14, 2007. The error involved a single account balance and occurred when carrying over June 30, 2006 numbers to a comparative column for the current period. The error relates only to the three month period ended June 30, 2006 (“Q2 2006”) as reflected in the registrant’s Form 10-Q for the quarterly period ended June 30, 2007 (the 2007 10-Q) as compared to the Q2 2006 column. No error exists in the financial statements for the quarter ended June 30, 2007.

In the original Form 10-Q for the quarter ended June 30, 2006, net income applicable to common shares was $143,000. In the 2007 10-Q, for Q2 2006, net income applicable to common shares was reflected as ($143,000). The result was that the 2007 10-Q, as originally filed, contained a $286,000 error in the Q2 2006 results as reflected. Because the error exists in the original filing, the registrant is amending its prior filing by this Form 10-Q/A for the quarterly period ended June 30, 2007 to properly reflect the comparative number for net income applicable to common shares of $143,000 for Q2 2006.

The Audit Committee of the Board of Directors is aware of the error and this amendment to correct same and such matters have been discussed with the registrant’s independent accountant.

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

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Property revenue:
Rental and other property revenues ($352 in 2007 and $517 in 2006 from affiliates)	$52,111	$43,129	$103,218	$86,880
Expenses:
Property operating expenses ($4,419 in 2007 and $3,306 in 2006 to affiliates)	33,702	30,161	66,205	58,114
Depreciation and amortization	7,585	6,219	14,383	12,304
General and administrative ($1,761 in 2007 and $2,550 in 2006 to affiliates)	3,773	1,889	8,513	4,831
Advisory fee to affiliate	3,834	3,230	7,133	6,310

Total operating expenses	48,894	41,499	96,234	81,559

Operating income	3,217	1,630	6,984	5,321

Other income (expense):
Interest income from notes receivable ($816 in 2007 and $828 in 2006 from affiliates)	1,477	2,093	3,031	3,238
Gain (loss) on foreign currency transaction	(135)	2	(4)	4
Other income ($2,767 in 2007 and $2,085 in 2006 from affiliate)	1,726	405	4,270	2,013
Mortgage and loan interest ($363 in 2007 and $232 in 2006 to affiliates)	(25,027)	(19,160)	(50,420)	(37,219)
Net income fee to affiliate	—	—	705	—
Litigation settlement	—	1,434	24	1,804

Total other income (expense)	(21,959)	(15,226)	(42,394)	(30,160)

Loss before gain on land sales, minority interest and equity in income of unconsolidated real estate entities	(18,742)	(13,596)	(35,410)	(24,839)
Gain on land sales	—	10,668	4,897	13,408
Minority interest	(281)	(798)	(505)	32
Equity in income of unconsolidated real estate entities	—	86	—	261

Loss from continuing operations	(19,023)	(3,640)	(31,018)	(11,138)
Income tax benefit (expense)	(1,196)	1,545	42	1,343

Net loss from continuing operations	(20,219)	(2,095)	(30,976)	(9,795)

Income (loss) from discontinued operations	(3,417)	4,414	120	3,837
Income tax benefit (expense)	1,196	(1,545)	(42)	(1,343)

Net income (loss) from discontinued operations	(2,221)	2,869	78	2,494

Net income (loss)	(22,440)	774	(30,898)	(7,301)
Preferred dividend requirement	(624)	(631)	(1,246)	(1,245)

Net loss applicable to common shares	$(23,064)	$143	$(32,144)	$(8,546)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Basic earnings per share:
Loss from continuing operations	$(2.06)	$(0.27)	$(3.18)	$(1.09)
Income (loss) from discontinued operations	(0.22)	0.28	0.01	0.25

Net income (loss) applicable to common shares	$(2.28)	$0.01	$(3.17)	$(0.84)

Diluted earnings per share:
Loss from continuing operations	$(2.06)	$(0.27)	$(3.18)	$(1.09)
Income (loss) from discontinued operations	(0.22)	0.28	0.01	0.25

Net income (loss) applicable to common shares	$(2.28)	$0.01	$(3.17)	$(0.84)

Weighted average common shares used in computing earnings per share:
Basic	10,141,525	10,149,000	10,141,525	10,149,000
Diluted	10,141,525	10,149,000	10,141,525	10,149,000

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

For the Three Months Ended June 30, 2007	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$17,738	$23,739	$10,400	$247	$(13)	$52,111
Operating expenses	11,200	13,547	6,877	1,523	555	33,702
Depreciation	3,594	3,129	850	14	(2)	7,585
Mortgage and loan interest	6,349	9,942	1,454	6,580	702	25,027
Interest income	—	(5)	—	59	1,423	1,477
Gain on land sales*	—	—	—	—	—	—

Segment operating income (loss)	$(3,405)	$(2,884)	$1,219	$(7,811)	$155	$(12,726)

Capital expenditures	$3,168	$509	$1,320	$3,369	$—	$7,055
Assets	342,428	491,796	64,211	419,810	—	1,318,245

Property Sales:
Sales price	$19,200	$—	$—	$—	$—	$19,200
Cost of sale	16,832	—	—	—	—	16,832
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale**	$2,368	$—	$—	$—	$—	$2,368

For the Three Months Ended June 30, 2006	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$13,263	$21,820	$7,639	$185	$222	$43,129
Operating expenses	9,858	12,763	5,740	1,784	16	30,161
Depreciation	3,146	2,549	520	2	2	6,219
Mortgage and loan interest	3,460	7,556	760	5,895	1,489	19,160
Interest income	—	—	—	—	2,093	2,093
Gain on land sales*	—	—	—	10,668	—	10,668

Segment operating income (loss)	$(3,201)	$(1,048)	$619	$3,172	$808	$350

Capital expenditures	$4,056	$2,413	$99	$1,655	$—	$8,223
Assets	155,110	360,269	78,359	330,601	—	924,339

Property Sales:
Sales price	$—	$—	$—	$60,351	$—	$60,351
Cost of sale	—	—	—	46,347	—	46,347
Recognized prior deferred gain	—	—	—	3,336	—	3,336

Gain on sale**	$—	$—	$—	$10,668	$—	$10,668

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

For the Six Months Ended June 30, 2007	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$38,246	$47,128	$17,423	$398	$23	$103,218
Operating expenses	22,612	27,323	12,572	3,120	578	66,205
Depreciation	6,490	6,375	1,495	20	3	14,383
Mortgage and loan interest	12,049	18,563	4,373	12,656	2,779	50,420
Interest income	—	—	—	121	2,910	3,031
Gain on land sales*	—	—	—	4,897	—	4,897

Segment operating (loss)	$(2,905)	$(5,133)	$(1,017)	$(10,380)	$(427)	$(19,862)

Capital expenditures	$6,063	$775	$1,358	$3,369	$—	$11,565
Assets	342,428	491,796	64,211	419,810	—	1,318,245

Property Sales:
Sales price	$19,200	$24,650	$—	$9,697	$—	$53,547
Cost of sale	21,568	21,002	—	4,800	—	47,370
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale**	$(2,368)	$3,648	$—	$4,897	$—	$6,177

For the Six Months Ended June 30, 2006	Commercial Properties	Apartments	Hotels	Land	Receivables/ Other	Total
Operating revenue	$27,487	$44,218	$14,349	$349	$477	$86,880
Operating expenses	16,900	27,587	11,120	2,617	(110)	58,114
Depreciation	6,011	5,052	1,222	14	5	12,304
Mortgage and loan interest	8,654	15,089	1,804	9,099	2,573	37,219
Interest income	—	—	—	—	3,238	3,238
Gain on land sales*	—	—	—	13,408	—	13,408

Segment operating income (loss)	$(4,078)	$(3,510)	$203	$2,027	$1,247	$(4,111)

Capital expenditures	$6,209	$4,159	$349	$2,000	$—	$12,717
Assets	155,110	360,269	78,359	330,601	—	924,339

Property Sales:
Sales price	$—	$—	$—	$65,462	$—	$65,462
Cost of sale	—	—	—	50,549	—	50,549
Deferred current gain	—	—	—	3,336	—	3,336
Recognized prior deferred gain	—	—	—	1,831	—	1,831

Gain on sale**	$—	$—	$—	$13,408	$—	$13,408

*	Does not include gains from sale of income producing properties.
**	Includes gains from sale of income producing properties.

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

For the three months ended June 30, 2007

ARI had a net loss of $23.1 million for the three months ended June 30, 2007, including a loss from discontinued operations of $2.2 million, as compared to a net income of $143,000 for the three months ended June 30, 2006, including income from discontinuing operations of $2.9 million and a gain on sale of land of $10.7 million. Fluctuations in this and other components of revenues and expense between the three month period ended June 30, 2007 and 2006 are discussed below.

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

General and administrative expense increased to $3.7 million in 2007 as compared to $1.9 million in 2006. This increase is due to a $1.7 million legal settlement received in prior year.

Other income increased to $1.7 million in 2007 as compared to $405,000 in 2006. This increase is due to an increase in investment income from Milano restaurant.

Mortgage and loan interest expense increased to $25.0 million in 2007 as compared to $19.2 million in 2006. This increase is due to the increase in mortgages payable.

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

AMERICAN REALTY INVESTORS, INC.

Date: August 17, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: August 17, 2007	By:	/s/ Steven A. Abney
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