Form 10-Q
period 2007-09-30
AMERICAN REALTY INVESTORS INC
filed 2007-11-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,468,142
(Class)	(Outstanding at November 1, 2007)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(dollars in thousands)
	(unaudited)
Assets
Real estate held for investment	$1,517,662	$1,249,833
Less—accumulated depreciation	(180,246)	(178,029)

	1,337,416	1,071,804

Real estate held for sale, net of depreciation	60,841	134,593
Real estate subject to sales contract	64,747	66,027

Notes and interest receivable
Performing ($30,081 in 2007 and $23,910 in 2006 from affiliates)	66,840	50,668
Non-performing	22,277	2,963

	89,117	53,631

Less—allowance for estimated losses	(1,003)	(1,000)

	88,114	52,631

Marketable securities, at market value	14,195	9,038
Cash and cash equivalents	9,323	7,035
Restricted cash	3,336	6,000
Investments in equity investees	33,033	25,056
Other assets ($47,254 in 2007 and $53,866 in 2006 from affiliate)	147,111	121,487

Total assets	$1,758,116	$1,493,671

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable ($8,227 in 2007 and $19,444 in 2006 to affiliates)	$1,272,435	$1,022,370
Liabilities related to assets held for sale	68,472	43,579
Liabilities subject to sales contract	62,401	58,816
Stock-secured notes payable	17,546	22,452
Accounts payable and other liabilities ($21,568 in 2007 and $ 26,427 in 2006 to affiliates)	124,520	107,771

	1,545,374	1,254,988

Commitments and contingencies
Minority interest	61,546	78,194

Stockholders’ equity:
Common Stock; $.01 par value, authorized 100,000,000 shares, issued 11,592,272 shares	114	114
Preferred Stock; $2.00 par value, authorized 50,000,000 shares, issued and outstanding Series A 3,387,418 shares in 2007 and 3,389,560 in 2006 (liquidation preference $10 per share), including 900,000 shares in 2007 and 2006 held by subsidiaries	4,979	4,979
Additional paid-in capital	112,723	93,378
Treasury stock, at cost, 1,123,330 and 1,443,272 shares in 2007 and 2006, respectively	(11,502)	(15,146)
Retained earnings	39,834	75,380
Accumulated other comprehensive income	5,048	1,784

Total stockholders equity	151,196	160,489

Total liabilities and stockholders’ equity	$1,758,116	$1,493,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Property revenue:
Rental and other property revenues ($270 in 2007 and $952 in 2006 from affiliates)	$50,725	$44,172	$151,209	$126,930
Expenses:
Property operating expenses ($4,419 in 2007 and $6,116 in 2006 to affiliates)	31,324	28,489	95,114	81,174
Depreciation and amortization	7,251	6,049	20,904	17,549
General and administrative ($1,761 in 2007 and $1,502 in 2006 to affiliates)	3,501	1,728	12,014	7,857
Advisory fee to affiliate	3,886	3,093	11,019	9,404

Total operating expense	45,962	39,359	139,051	115,984

Operating income	4,763	4,813	12,158	10,946

Other income (expense):
Interest income from notes receivable ($2,790 in 2007 and $852 in 2006 from affiliates)	1,663	1,510	4,687	4,798
Gain (loss) on foreign currency transaction	(33)	—	(37)	5
Other income ($2,767 in 2007 and $3,286 in 2006 from affiliate)	4,393	1,391	7,310	4,174
Mortgage and loan interest ($546 in 2007 and $730 in 2006 to affiliates)	(24,621)	(17,961)	(74,020)	(53,215)
Net income fee to affiliate	—	—	705	—
Discount on notes receivable	—	(47)	—	(1,170)
Litigation settlement	(1,619)	(1,414)	(1,595)	390

Total other expense	(20,217)	(16,521)	(62,950)	(45,018)

Loss before gain on land sales and minority interest	(15,454)	(11,708)	(50,792)	(34,072)
Gain on land sales	7,010	4,471	11,704	17,879
Minority interest	(236)	182	(736)	(366)

Loss from continuing operations, before income taxes	(8,680)	(7,055)	(39,824)	(16,559)
Income tax benefit	2,065	775	2,151	1,546

Net loss from continuing operations	(6,615)	(6,280)	(37,673)	(15,013)

Income from discontinued operations, before income taxes	5,901	2,215	6,147	4,418
Income tax expense	(2,065)	(775)	(2,151)	(1,546)

Net income from discontinued operations	3,836	1,440	3,996	2,872

Net loss	(2,779)	(4,840)	(33,677)	(12,141)
Preferred dividend requirement	(626)	(623)	(1,869)	(1,868)

Net loss applicable to common shares	$(3,405)	$(5,463)	$(35,546)	$(14,009)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS – Continued

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Basic earnings per share:
Loss from continuing operations	$(0.71)	$(0.68)	$(3.90)	$(1.66)
Income from discontinued operations	0.38	0.14	0.39	0.28

Net loss applicable to common shares	$(0.33)	$(0.54)	$(3.51)	$(1.38)

Diluted earnings per share:
Loss from continuing operations	$(0.71)	$(0.68)	$(3.90)	$(1.66)
Income from discontinued operations	0.38	0.14	0.39	0.28

Net loss applicable to common shares	$(0.33)	$(0.54)	$(3.51)	$(1.38)

Weighted average common shares used in computing earnings per share:
Basic	10,150,511	10,149,000	10,146,624	10,149,000
Diluted	10,150,511	10,149,000	10,146,624	10,149,000

Series A Cumulative Convertible Preferred Stock (3,387,418 and 3,389,876 shares of Preferred Stock convertible into common stock estimated to be 2,955,724 and 2,956,000 common shares for September 30, 2007 and 2006, respectively) and options to purchase 70,750 shares of ARI’s common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007

(dollars in thousands)

(unaudited)

	Common Stock		Preferred Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	Issued Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2007	11,592,272	$114	3,389,560	$4,979	$93,378	1,443,272	$(15,146)	$75,380	$1,784	$160,489

Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	(1,163)	(1,163)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	4,427	4,427
Net loss	—	—	—	—	—	—	—	(33,677)	—	(33,677)

Acquisition of minority interest	—	—	—	—	19,345	—	—	—	—	19,345

Sale of treasury stock	—	—	—	—		(335,900)	3,779	—	—	3,779

Repurchase of common stock	—	—	—	—	—	15,958	(135)	—	—	(135)

Series A preferred shares cancelled	—	—	(2,142)	—	—	—	—	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	—	—	(1,869)	—	(1,869)

Balance, September 30, 2007	11,592,272	$114	3,387,418	$4,979	$112,723	1,123,330	$(11,502)	$39,834	$5,048	$151,196

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Cash Flows From Operating Activities:
Net loss applicable to common shares	$(35,546)	$(14,009)
Adjustments to reconcile net loss applicable to common shares to net cash (used in) provided by operating activities:
Gain on sale of land	(11,704)	(17,879)
Depreciation and amortization	22,774	21,599
Discount on sale of notes receivable	—	1,170
Amortization of deferred borrowing costs	3,784	2,265
Equity in (income) loss of investees	736	326
Gain (loss) on foreign currency transaction	37	(5)
Gain on sale of income producing properties	(10,654)	(6,194)
(Increase) decrease in assets:
Accrued interest receivable	—	(2,283)
Other assets	13,566	11,920
Prepaid expense	3,820	—
Escrows	(1,557)	—
Earnest money deposits	4,224	—
Rents receivable	(4,395)	—
Increase (decrease) in liabilities:
Accrued interest payable	(6,820)	10,629
Minority interest	—	(5,358)
Other liabilities	(2,990)	15,678

Net cash (used in) provided by operating activities	(24,725)	17,859

Cash Flows From Investing Activities:
Net change in notes receivable	(35,483)	11,943
Proceeds from sale of notes receivable	—	6,834
Funding of notes receivable	—	(1,892)
Acquisition of land held for development	(25,840)	(87,965)
Real estate improvements	—	(22,268)
Proceeds from sales of income-producing properties	84,364	15,350
Proceeds from sale of land	66,207	—
Investment in unconsolidated real estate entities	(9,177)	—
Improvement to land held for development	(717)	—
Improvement of income producing properties	(11,437)	—
Acquisition of minority interests	1,961	—
Investments in marketable equity securities	(730)	—
Earnest money/escrow deposits	—	(10,818)
Construction and development of new properties	(165,871)	—
Acquisition of income producing properties	(112,180)	—

Net cash used in investing activities	(208,903)	(88,816)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Cash Flows From Financing Activities:
Proceeds from notes payable	546,551	149,692
Recurring amortization of principal on notes payable	(13,279)	—
Payment on notes payable on discontinued operations	—	(8,532)
Increase in due from affiliates	(45,444)	—
Payments on maturing notes payable	—	(67,572)
Deferred financing costs	(4,150)	(3,661)
Other payments on notes payable	(248,742)	—
Sale of treasury stock	3,779	—
Restricted cash	(2,664)	—
Dividends paid to shareholders - Series A	—	(1,868)
Partnership dividend paid	—	(11)
Purchase of treasury stock	(135)	—
Partnership dividends paid	—	(545)

Net cash provided by financing activities	235,916	67,503

Net increase (decrease) in cash and cash equivalents	2,288	(3,454)

Cash and cash equivalents, beginning of period	7,035	13,904

Cash and cash equivalents, end of period	$9,323	$10,450

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$78,990	$43,425
Cash paid for income taxes	$—	$279

Schedule of Non-Cash Investing and Financing Activities:
Increase in minority interest related to acquisition of real estate	—	14,835
Notes payable assumed from buyer upon sale of real estate	—	62,536
Note payable assumed by affiliate	—	21,123
Unrealized loss foreign currency translation	(380)	—
Unrealized gain on marketable securities	503	—
Land exchanged with non affiliated party	—	1,500
Notes receivable from sale of real estate	—	3,821
Real estate purchased from affiliate	—	11,273
Note receivable from Treasury Stock	3,779	—
Land exchanged with affiliated party	900	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. (“ARI,” “We,” “The Company,” “Our” or “Us”) was organized in 1999. In August 2000, ARI acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”). ART was the successor to a business trust organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. The business trust merged into ART in 1987. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

ARI subsidiaries own approximately 82.2 percent of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At September 30, 2007, TCI owned approximately 24.8 percent of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange.

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

NOTE 2. REAL ESTATE

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Development	Property Sales	Impairment Charges	Reclassifications and Other Adjustments	Cost Sep. 30, 2007	Accumulated Depreciation Sep. 30, 2007
Apartments	$474,481	$1,896	$—	$—	$89,985	$(3,560)	$—	$(2,611)	$560,191	$86,938
Apartments under construction	61,583	—	—	123,755	(89,985)	—	—	9,035	104,388	9
Other developments in progress	78,230	—	—	26,687	—	—	—	—	104,917	—
Commercial properties	348,080	110,284	7,137	—	—	(22,046)	—	30,646	474,101	71,215
Hotels	85,681	—	5,266	—	—	—	—	—	90,947	21,889
Land held for development	201,778	9,402	1,505	—	—	(11,858)	—	(17,709)	183,118	195

Real estate held for investment	$1,249,833	$121,582	$13,908	$150,442	$—	$(37,464)	$—	$19,361	$1,517,662	$180,246

Real estate held for sale	$157,546	$—	$—	$—	$—	$(55,187)	$—	$(17,357)	$85,002	$24,161

Real estate subject to sales contract	$73,033	$—	$—	$—	$—	$—	$—	$—	$73,033	$8,286

In January 2007, two wholly-owned subsidiaries of the Company acquired two office building projects in Farmers Branch, Texas known as Park West I and Park West II (subsequently renamed Browning Place and Fenton Centre, respectively) along with an adjacent 4.7 acre tract of undeveloped land at an aggregate purchase price of $110 million plus closing costs. The acquisition was financed in part with $97.0 million in two separate mortgage loans; a $35.0 million loan from an institutional lender which accrues interest at 6.06 percent maturing January 2013 (Park West II) and a $62.0 million loan from a commercial bank which accrues interest at Wall Street Journal Prime plus one percent maturing January 2009 (Park West I). Both loans are secured by the respective office buildings and are guaranteed by ARI.

Our majority owned subsidiary, TCI, has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. Our subsidiary typically owns 75 percent of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allow our subsidiary to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. At September 30, 2007, our subsidiary had formed a total of eleven joint ventures with Icon to develop eleven projects. Total costs incurred to date, including land acquisition costs, for these eleven projects are $87.2 million, of which $59.8 million has been funded with land and construction loans from various commercial banks. At September 30, 2007, only one of the eleven projects was undergoing vertical construction – the 212 unit Portofino apartment project located within our Mercer Crossing development in Farmer’s Branch, Texas which will be completed in the fourth quarter of 2007.

In 2007, we sold three apartment communities and two-office building for sales prices totaling $43.7 million, generating cash proceeds of $8.4 million and recognized gains of $12.0 million. The apartment properties were located in Lewisville, Texas and Texas City, Texas; the office buildings were located in Richmond, Virginia and Durham, North Carolina.

In 2007, we sold 194 acres of land in 16 separate transactions for sales prices totaling $27.1 million, generating $7.4 million in cash proceeds and $11.9 million in recognized gains. The largest 2007 transactions were 1) the sale of 13.8 acres of the “McKinney Ranch” tract for $2.9 million, resulting in cash proceeds of $700,000 and a recognized gain of $1.1 million and 2) the sale of the 2.7-acre “West End” tract for $6.5 million, resulting in cash proceeds of $1.3 million and a recognized gain of $3.8 million.

In July 2007 we acquired 1.7 acres of land know as the Jackson Convention Center land for development. The acquisition was purchased with $3.9 million in cash generated through various refinancings.

At September 30, 2007, ARI had the following properties under construction:

Property	Location	Units	Amount Expended	Additional Amount to Expend	Construction Loan Funding
Bolivar Homes	Cleveland, MS	65 Units	$3,366	$5,248	$3,463
Broadway Estates	Greenville, MS	104 Units	2,351	6,011	2,457
Huntington Ridge - Desoto	Odessa, TX	224 Units	6,697	11,176	4,598
Lakeview at Pecan Creek	Denton, TX	192 Units	2,646	15,362	3,425
Lincoln Estate I	Leake County, MS	57 Units	1,246	6,462	1,100
Longfellow Arms	Longview, TX	216 Units	6,257	10,415	5,005
Mansions of Mansfield	Mansfield, TX	208 Units	1,750	16,937	2,483
Mason Park	Houston, TX	312 Units	8,800	14,218	5,039
Parc at Clarksville	Clarksville, TN	168 Units	13,282	284	11,969
Parc at Rogers	Rogers, AR	250 Units	19,610	4,582	16,010
Pecan Pointe	Temple, TX	232 Units	16,676	2,851	14,978
Portofino	Farmers Branch, TX	212 Units	17,451	8,999	12,044
Sunflower Estates	Indianola, MS	65 Units	2,111	6,319	2,229
Yazoo Estates	Yazoo City, MS	96 Units	2,145	6,200	2,254

Total		2,401 Units	$104,388	$115,064	$87,054

The Company is involved in the construction of 14 apartment development projects as of September 30, 2007. In addition, the Company invests in numerous tracts of land and is in the predevelopment on several of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund all equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project and is compensated with a fee equal to a certain percentage of the construction costs. Initial equity contributions to development projects are recorded as investments in unconsolidated real estate entities. When vertical construction begins, the Company reclassifies the investment in unconsolidated real estate entities to construction in progress. Increases to construction in progress are recorded as development loans are funded and development costs are incurred. As projects near completion and begin to be leased, the Company records revenues as earned and expenses as incurred. When the occupancy of a developed project reaches stabilization, the Company acquires the general partner interest from the third-party developer and reclassifies the property from construction in progress to property held for investment.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate		Amount	Security
Performing loans:
400 St. Paul	10/08	8.00%		$3,612	Office building, Dallas, TX
Basic Capital Management (1)	4/08	9.25	(3)	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	4/08	9.25	(3)	1,523	Retail building, Cary, NC
Carrollton TH, LP	3/09	15.00		1,728	27.5 acres Elm Fork Ranch, Carrollton, TX
Dallas Fund XVII LP(2)	10/06	9.00		4,083	Partnership interests and lawsuit proceeds
Garden Centura LP	N/A	7.00		6,116	Excess cash flow from partnership
Miscellaneous related party notes	Various	Various		40,238	Various security interests
One Realco(2)	2/07	9.25	(3)	9,949	Subordinate pledge of One Realco Stock
Pioneer Austin Development	10/08	10.00		2,336	33 acres undeveloped land, Austin, TX
Realty Advisors	11/08	9.25	(3)	5,633	850 shares of ARI stock owned by BCM
Unified Housing of Harvest Hill	10/13	12.00		7,891	Surplus cash note
Accrued interest	—	—		4,756

Total				$89,117

(1)	Related party.
(2)	Currently negotiating extension of this note.
(3)	Variable rate.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

ARI’s investment in unconsolidated entities at September 30, 2007 was as follows:

Investee	Percentage of Ownership at September 30, 2007	Carrying Value of Investment at September 30, 2007	Market Value(1) of Investment at September 30, 2007
IORI	24.8%	$6,565	$4,875
Garden Centura, L.P. (2)	5.0	1,944	N/A
Gruppa Florentina, LLC (“Gruppa”) (2)	20.0	4,835	N/A
Other (2)		19,689	N/A

		$33,033

(1)	Based on stock closing price on September 30, 2007 and is not necessarily indicative of the fair market value of the investee’s net assets.
(2)	No readily determinable market value.

Set forth below are summarized results of operations of IORI, Milano Corporation and Garden Centura for the nine months ended September 30, 2007 and 2006:

	2007	2006
Restaurant Sales	$28,472	$28,218
Revenues	67,545	98,711

	96,017	126,929

Cost of Sales	22,017	20,823

	74,000	106,106

Operating Expenses	(53,303)	(79,509)
Depreciation	(6,725)	(7,765)
Interest Expense	(29,770)	(26,478)

Loss from operations	(15,798)	(7,646)
Gain on land sales	3,504	4,799
Equity in investee	(24)	110

Net loss before tax	(12,318)	(2,737)
Tax expense	(624)	(968)

Net loss	$(12,942)	$(3,705)

NOTE 5. MARKETABLE EQUITY SECURITIES

We own equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2 percent ownership interest. This investment is considered an available for sale security. ARI recognized an unrealized loss of $1.1 million for the nine month period ending September 30, 2007 due to an loss in market price.

NOTE 6. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments	Balance Sep. 30, 2007
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$406,775	$4,421	$—	$48,185	$(3,053)	$(20,711)	$(22,984)	$—	$412,633
Apartments under construction	30,073	—	144,197	—	(1,559)	—	—	—	172,711
Other developments in progress	66,547	—	26,307	10,298	(279)	—	(7,970)	—	94,903
Commercial properties	210,476	97,000	—	19,500	(3,220)	(22,068)	(18,866)	(9,954)	272,868
Hotels	56,914	—	—	47,160	(570)	—	(22,143)	3,480	84,841
Land held for development	209,630	22,095	3,446	21,946	—	(15,641)	(14,861)	(10,307)	216,308
Corporate and other	34,540	—	4,357	—	(247)	(5,000)	(500)	(23,203)	9,947
Accrued interest	7,415	—	—	—	—	—	—	809	8,224

Real estate held for investment	$1,022,370	$123,516	$178,307	$147,089	$(8,928)	$(63,420)	$(87,324)	$(39,175)	$1,272,435

Real estate held for sale	$43,579	$—	$—	$—	$(408)	$(5,881)	$—	$31,182	$68,472

Real estate subject to sales contract	$58,816	$—	$—	$38,720	$(1,079)	$—	$(32,885)	$(1,171)	$62,401

In 2007, we financed the acquisition of two office buildings projects in Farmers Branch, Texas known as Park West I and Park West II (subsequently renamed Browning Place and Fenton Centre, respectively) for $97 million, See note 2.

Our subsidiary TCI has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects in which construction draws are obtained, See note 2.

In 2007, we refinanced the existing debt on its three Chicago hotels. The loans were refinanced in three separate transactions with a single lender. On January 17, 2007, the Company refinanced the existing $3.6 million mortgage on the City Suites Hotel with a new loan of $7.3 million and received $3.8 million in proceeds. The new loan accrues interest at prime and matures in February 2012. On March 5, 2007, we refinanced the existing $3.1 million loan on the Majestic Hotel with a new loan of $6.0 million and received $2.9 million in proceeds. The new loan accrues interest at a rate of 7.76 percent and matures in March 2010. On March 5, 2007, the Company refinanced the existing $3.4 million loan on the Willows Surf Hotel with a new $5.2 million loan and received $1.5 million in proceeds. The new loan bears an interest rate of 7.76 percent and matures in March 2010. The three loans are secured by the individual hotel properties, are not cross-collateralized or cross-defaulted and are guaranteed by ARI. On March 16, 2007, we refinanced $11.6 million existing debt on three California hotels in three separate transactions with a single lender for $28.7 million of new debt, generating $14.6 million in cash proceeds. The three loans are secured by the individual hotel properties, are not cross-collateralized or cross-defaulted and are guaranteed by ARI. The three loans mature in February 2012 and accrue interest at 8.0 percent.

In June 2007, we refinanced the existing $12.3 million debt on eight apartment properties in Midland and Odessa, Texas. The loans were refinanced with a single lender; the new loans totaled $33.2 million and generated $21.0 million in proceeds. The new loans bear interest at the rate of 7.03 percent per annum and mature in July 2037. The loans are secured by the individual apartment properties, are not cross-collateralized or cross-defaulted and are guaranteed by ARI. In addition, we refinanced the existing $3.6 million debt on two more apartment properties in Midland. The new loans from a commercial bank totaled $6.9 million and resulted in $1.6 million in proceeds. The two loans are secured by the individual apartment properties, bear interest at prime plus 100 basis points and matured in September 2007; the loans were subsequently extended to September 2008. Both loans are guaranteed by ARI.

In September 2007, we refinanced the existing $13.1 million loan on the Amoco office building located in downtown New Orleans. The new loan from an institutional lender totaled $19.5 million and resulted in $4.6 million in proceeds. The new loan is secured by the office building, bears interest at the rate of 10-year treasury plus 165 basis points, matures September 2008 and is guaranteed by ARI.

In September 2007, affiliates of ARI refinanced $32.8 million of existing matured mortgage loans on three residential apartment communities located in Austin, Dallas and Lewisville, Texas and known as Limestone Canyon, Tivoli and Limestone Ranch, respectively. The new loans, all from a single lender, total $38.7 million, accrue interest at 5.95 percent per annum, mature in October 2042, are collateralized by the properties (but are not cross-collateralized or cross-defaulted). ARI received proceeds of $3.5 million from the refinancings. ARI carries these properties as “real estate subject to sales contract” based upon certain 2003 transactions (whereby ARI conveyed the three properties to subsidiaries of Unified Housing Foundation, an affiliated organization) which did not qualify as sales under accounting principles generally accepted in the United States of America.

In 2007, the Company obtained additional financing or refinanced existing loans on seven tracts of land containing a total of approximately 300 acres, virtually all of which is located in the greater Dallas/Ft. Worth area. The new loans totaled $26.8 million and generated $16.7 million in proceeds. The new loans have one-year maturities and bear interest at rates currently averaging approximately 10.5 percent.

NOTE 7. STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0 percent of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 9.5 percent to 24.0 percent per annum. Stock-secured notes payable and margin borrowings totaled $22.5 million at September 30, 2007 and December 31, 2006.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable to) affiliates as of September 30, 2007.

Balance, January 1, 2007	$44,739
Cash transfers to affiliates	156,382
Cash transfers from affiliates	(90,589)
Advances through receipt of financing proceeds	(59,175)
Payables clearing through affiliates	(4,103)

Balance, September 30, 2007	$47,254

NOTE 9. OPERATING SEGMENTS

Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow. There are no intersegment revenues and expenses, and ARI conducted all of its business within the United States, with the exception of Hotel Akademia (Wroclaw, Poland), which began operations in 2002.

Presented below are ARI’s reportable segments’ operating income for the three and nine months ended September 30, 2007 and 2006, and segment assets at September 30, 2007 and 2006.

For the Three Months Ended September 30, 2007	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenue	$17,496	$24,048	$8,703	$471	$7	$50,725
Operating expenses	10,960	13,637	4,639	1,399	689	31,324
Depreciation	3,378	3,175	697	(1)	2	7,251
Mortgage and loan interest	5,429	9,360	1,449	6,754	1,629	24,621
Interest income	—	—	—	—	1,663	1,663
Gain on land sales*	—	—	—	7,010	—	7,010

Segment operating (loss)	$(2,271)	$(2,124)	$1,918	$(671)	$(650)	$(3,798)

Capital expenditures	$2,646	$—	$105	$274	$—	$3,025
Assets	$298,539	$591,178	$54,672	$457,774	$—	$1,402,163

Property Sales:
Sales price	$9,350	$3,680	$—	$14,737	$—	$27,767
Cost of sale	5,923	2,641	—	7,727	—	16,291
Recognized prior deferred gain	4,164	—	—	—	—	4,164

Gain on sale**	$7,591	$1,039	$—	$7,010	$—	$15,640

For the Three Months Ended September 30, 2006	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenue	$14,167	$21,823	$7,527	$637	$18	$44,172
Operating expenses	8,690	12,074	6,067	1,569	89	28,489
Depreciation	2,350	2,424	1,266	8	1	6,049
Mortgage and loan interest	3,612	7,727	895	5,214	513	17,961
Interest income	—	—	—	—	1,510	1,510
Gain on land sales*	—	—	—	4,471	—	4,471

Segment operating income (loss)	$(485)	$(402)	$(701)	$(1,683)	$925	$(2,346)

Capital expenditures	$2,630	$3,883	$260	$788	$—	$7,561
Assets	$199,604	$452,878	$50,658	$285,309	$—	$988,449

Property Sales:
Sales price	$—	$6,100	$—	$7,974	$—	$14,074
Cost of sale	—	3,387	—	4,194	—	7,581
Deferred current gain	—	—	—	61	—	61
Recognized prior deferred gain	—	—	—	752	—	752

Gain on sale**	$—	$2,713	$—	$4,471	$—	$7,184

For the Nine Months Ended September 30, 2007	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenue	$54,753	$70,132	$25,410	$870	$44	$151,209
Operating expenses	32,718	39,578	16,511	4,540	1,767	95,114
Depreciation	8,978	9,830	2,073	19	4	20,904
Mortgage and loan interest	15,097	27,620	5,687	18,214	7,402	74,020
Interest income	—	—	—	—	4,687	4,687
Gain on land sales*	—	—	—	11,704	—	11,704

Segment operating income (loss)	$(2,040)	$(6,896)	$1,139	$(10,199)	$(4,442)	$(22,438)

Capital expenditures	$9,514	$15	$3,634	$1,462	$—	$14,625
Assets	$298,539	$591,178	$54,672	$457,774	$—	$1,402,163

For the Nine Months Ended September 30, 2007	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Property Sales:
Sales price	$28,550	$32,440	$—	$27,141	$—	$88,131
Cost of sale	27,491	27,009	—	14,650	—	69,150
Gain Deferred	—	—	—	787	—	787
Recognized prior deferred gain	4,164	—	—	—	—	4,164

Gain on sale**	$5,223	$5,431	$—	$11,704	$—	$22,358

For the Nine Months Ended September 30, 2006	Commercial Properties	Apartments	Hotels	Land	All Other	Total
Operating revenue	$41,361	$62,920	$21,165	$996	$488	$126,930
Operating expenses	28,909	31,710	16,400	4,185	(30)	81,174
Depreciation	7,765	7,388	2,371	21	4	17,549
Mortgage and loan interest	10,444	22,532	2,524	14,350	3,365	53,215
Interest income	—	—	—	—	4,798	4,798
Gain on land sales*	—	—	—	17,879	—	17,879

Segment operating income (loss)	$(5,757)	$1,290	$(130)	$319	$1,947	$(2,331)

Capital expenditures	$8,690	$8,042	$559	$2,633	$—	$19,924
Assets	$199,604	$452,878	$50,658	$285,309	$—	$988,449

Property Sales:
Sales price	$—	$15,350	$—	$48,872	$—	$64,222
Cost of sale	—	9,156	—	30,179	—	39,335
Gain deferred	—	—	—	3,397	—	3,397
Recognized prior deferred gain	—	—	—	2,583	—	2,583

Gain on sale**	$—	$6,194	$—	$17,879	$—	$24,073

*	Does not include gains from sale of income producing properties.
**	Includes gains from sale of income producing properties.

The following table reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended September 30,
	2007	2006
Segment operating loss	$(22,438)	$(2,331)
Other non-segment items of income (expense):
General and administrative	(12,014)	(7,857)
Advisory fee	(11,019)	(9,404)
Gain (loss) on foreign currency transaction	(37)	5
Other income	7,310	4,174
Net income fee	705	—
Discount on notes receivable	—	(1,170)
Litigation settlement	(1,595)	390
Minority interest	(736)	(366)

Loss from continuing operations	$(39,824)	$(16,559)

NOTE 10. DISCONTINUED OPERATIONS

For the nine months ended September 30, 2007 and 2006, income from discontinued operations relates to 15 properties ARI sold during 2006 and 8 properties ARI sold or held for sale in 2007. The following table summarizes revenue and expense information for these properties sold and held for sale.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Rental	$4,190	$7,623	$12,154	$21,657
Restaurant operations	—	9,482	—	28,219

	4,190	17,105	12,154	49,876

Expenses:
Property Operations	3,210	5,645	9,601	16,072
Restaurant cost of sales	—	7,058	—	20,863

	3,210	12,703	9,601	36,935

	980	4,402	2,553	12,941

Other (expenses):
Interest	(1,726)	(2,682)	(5,186)	(8,233)
General and Administrative	(6)	(913)	(4)	(2,434)
Depreciation	(432)	(1,305)	(1,870)	(4,050)

Income (loss) from discontinued operations	(1,184)	(498)	(4,507)	(1,776)
Gain (loss) on sale of discontinued operations	7,085	2,713	10,654	6,194

Income (loss) from discontinued operations	5,901	2,215	6,147	4,418
Income Taxes	(2,065)	(775)	(2,151)	(1,546)

Net Income	$3,836	$1,440	$3,996	$2,872

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

Partnership Obligations. ARI is the limited partner in nine partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners and are set forth in the respective partnership agreements.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations or liquidity.

NOTE 12. SUBSEQUENT EVENTS

On October 11, 2007, subsidiaries of TCI settled the Waters Edge litigation. This was related to Hurricane Katrina and the subsequent dispute over proper allocation of insurance proceeds from that event. We recorded $28.2 million in insurance proceeds from the settlement. This litigation settles all matters related to the Hurricane Katrina disaster.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks included here are not exhaustive. Other sections of this report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

ARI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in in-fill locations or high-growth suburban markets. We own approximately 14,600 units in 80 residential apartment communities, 30 commercial properties comprising almost 5.8 million rentable square feet and ten hotels containing a total of 1,235 rooms, 10,858 acres of land held for development and had over 2,400 apartment units in 14 projects under construction. We have income-producing properties and land in 20 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance development projects principally with short-term, variable interest rate construction loans that are refinanced with long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. ARI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARI currently contracts with four third-party companies to manage the Company’s apartment communities. ARI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI.

ARI’s Board of Directors is responsible for managing the affairs of ARI and for setting the policies which guide the Company. The Company’s day-to-day operations are managed by Prime. Prime’s duties include, among other things, locating, investigating, evaluating and recommending real estate, mortgage note investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as a consultant in connection with ARI’s business plan and investment decisions made by the Board.

ARI is majority-owned by entities that are indirectly owned by a trust established for the benefit of the children of Gene E. Phillips (the “Trust”). Prime is a single-member limited liability company. Certain officers of ARI also serve as officers of Prime. The single-member of Prime is a corporation 80 percent indirectly owned by the Trust; entities controlled by Mr. Phillips own the remaining 20 percent. Approximately 58 percent of ARI’s common stock is owned by BCM; an additional 13 percent is owned by Prime and TCI owns approximately seven percent of the outstanding common shares of ARI. Other affiliated companies own approximately two percent of ARI’s outstanding common shares.

Selected transactions for the nine months ended September 30, 2007 include the following:

Acquisitions –

In January 2007, two wholly-owned subsidiaries of the Company acquired two office building projects in Farmers Branch, Texas known as Park West I and Park West II (subsequently renamed Browning Place and Fenton Centre, respectively) along with an adjacent 4.7 acre tract of undeveloped land at an aggregate purchase price of $110 million plus closing costs. The acquisition was financed in part with $97.0 million in two separate mortgage loans; a $35.0 million loan from an institutional lender which accrues interest at 6.06 percent maturing January 2013 (Park West II) and a $62.0 million loan from a commercial bank which accrues interest at Wall Street Journal Prime plus one percent maturing January 2009 (Park West I). Both loans are secured by the respective office buildings and are guaranteed by ARI.

For the nine months ended September 30, 2007, we acquired over 277 acres of land for development in 11 separate transactions for $19.7 million plus closing costs. Five of the ten land acquisitions were financed with a total of $9.7 million in loans from commercial banks; generally, the loans have a maturity of one year or less, bear interest rates currently averaging 9.25 percent and are guaranteed by ARI. The largest land acquisitions include 1) 151 acres in Waco, Texas for $2.1 million plus closing costs; 2) 40 acres in Irving, Texas for $8.5 million plus closing costs and 3) 48 acres in Natchez, Mississippi for $519,000 plus closing costs. The Company purchased five tracts in Odessa, Texas, Denham, Louisiana and Jackson, Mississippi for near-term multi-family development.

In the second quarter 2007, we exchanged 82.2 acres of the “Denton Coonrod” tract (located in Denton, Texas) with an affiliated company, acquiring Thornwood Apartments in Midland, Texas as well as a note receivable from the affiliate in the amount of $1.6 million. The loan accrues interest at the rate of 9 percent per annum and is due on demand. No gain or loss was recognized on the exchange.

Dispositions –

In 2007, we sold three apartment communities and two office building for sales prices totaling $43.7 million, generating cash proceeds of $8.4 million and recognized gains of $12.0 million. The apartment properties were located in Lewisville, Texas and Texas City, Texas; the office buildings were located in Richmond, Virginia and Durham, North Carolina.

In addition, in 2007 we sold 194 acres of land in 16 separate transactions for sales prices totaling $27.1 million, generating $7.4 million in cash proceeds and $11.9 million in recognized gains. The largest 2007 transactions were 1) the sale of 13.8 acres of the “McKinney Ranch” tract for $2.9 million, resulting in cash proceeds of $700,000 and a recognized gain of $1.1 million and 2) the sale of the 2.7 acre “West End” tract for $6.5 million, resulting in cash proceeds of $1.3 million and a recognized gain of $3.8 million.

Refinancings –

In 2007, we refinanced the existing debt on its three Chicago hotels. The loans were refinanced in three separate transactions with a single lender. On January 17, 2007, the Company refinanced the existing $3.6 million mortgage on the City Suites Hotel with a new loan of $7.3 million and received $3.8 million in proceeds. The new loan accrues interest at prime and matures in February 2012. On March 5, 2007, we refinanced the existing $3.1 million loan on the Majestic Hotel with a new loan of $6.0 million and received $2.9 million in proceeds. The new loan accrues interest at a rate of 7.76 percent and matures in March 2010. On March 5, 2007, the Company refinanced the existing $3.4 million loan on the Willows Surf Hotel with a new $5.2 million loan and received $1.5 million in proceeds. The new loan bears an interest rate of 7.76 percent and matures in March 2010. The three loans are secured by the individual hotel properties, are not cross-collateralized or cross-defaulted and are guaranteed by ARI. On March 16, 2007, we refinanced $11.6 million existing debt on three California hotels in three separate transactions with a single lender for $28.7 million of new debt, generating $14.6 million in cash proceeds. The three loans are secured by the individual hotel properties, are not cross-collateralized or cross-defaulted and are guaranteed by ARI. The three loans mature in February 2012 and accrue interest at 8.0 percent.

In June 2007, we refinanced the existing $12.3 million debt on eight apartment properties in Midland and Odessa, Texas. The loans were refinanced with a single lender; the new loans totaled $33.2 million and generated $21.0 million in proceeds. The new loans bear interest at the rate of 7.03 percent per annum and mature in July 2037. The loans are secured by the individual apartment properties, are not cross-collateralized or cross-defaulted and are guaranteed by ARI. In addition, we refinanced the existing $3.6 million debt on two more apartment properties in Midland. The new loans from a commercial bank totaled $6.9 million and resulted in $1.6 million in proceeds. The two loans are secured by the individual apartment properties, bear interest at prime plus 100 basis points and matured in September 2007; the loans were subsequently extended to September 2008. Both loans are guaranteed by ARI.

In September 2007, we refinanced the existing $13.1 million loan on the Amoco office building located in downtown New Orleans. The new loan from an institutional lender totaled $19.5 million and resulted in $4.6 million in proceeds. The new loan is secured by the office building, bears interest at the rate of 10-year treasury plus 165 basis points, matures September 2008 and is guaranteed by ARI.

In September 2007, affiliates of ARI refinanced $32.8 million of existing matured mortgage loans on three residential apartment communities located in Austin, Dallas and Lewisville, Texas and known as Limestone Canyon, Tivoli and Limestone Ranch, respectively. The new loans, all from a single lender, total $38.7 million, accrue interest at 5.95 percent per annum, mature in October 2042, are collateralized by the properties (but are not cross-collateralized or cross-defaulted). ARI received proceeds of $3.5 million from the refinancings. ARI carries these properties as “real estate subject to sales contract” based upon certain 2003 transactions (whereby ARI conveyed the three properties to subsidiaries of Unified Housing Foundation, an affiliated organization) which did not qualify as sales under accounting principles generally accepted in the United States of America.

In 2007, the Company obtained additional financing or refinanced existing loans on seven tracts of land containing a total of approximately 300 acres, virtually all of which is located in the greater Dallas/Ft. Worth area. The new loans totaled $26.8 million and generated $16.7 million in proceeds. The new loans have one-year maturities and bear interest at rates currently averaging approximately 10.5 percent.

Apartment developments

At September 30, 2007, the Company had 14 apartment communities under construction. Seven of the projects are located in Texas; five properties are located in Mississippi while one property is located in Arkansas and one property is located in Tennessee. When completed, the 14 properties will contain a total of 2,401 units. Total land and construction costs are approximately $95,000 per unit. The Company expects to complete and deliver 1,400 units in 2007 with the remaining 1,000 units to be completed and delivered in 2008. The Company estimates lease-up time to stabilized occupancy for these projects to be approximately 18-24 months.

Joint ventures

We formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. We typically own 75 percent of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allows us to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. At September 30, 2007, we had formed a total of eleven joint ventures with Icon to develop eleven projects. Total costs incurred to date, including land acquisition costs, for these eleven projects are $104.9 million, of which $84.9 million has been funded with land and construction loans from various commercial banks. At September 30, 2007, only one of the eleven projects was in vertical construction, the 212 unit Portofino apartment project located within our Mercer Crossing development in Farmer’s Branch, Texas, which will be completed in the fourth quarter of 2007.

We include these joint ventures in the Company’s consolidated financial statements and record a minority interest for Icon’s equity in the ventures.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect information that is more current. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

We record acquired “above-market” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (a) the contractual amounts to be paid pursuant to each in-place lease and (b) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their face value.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (a) substantially completed and (b) occupied or held available for occupancy and we capitalize only those costs associated with the portion under construction.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of our notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of our interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities.

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	receivables from affiliated companies;

•	refinancing of existing mortgage notes payable and

•

additional borrowings, including mortgage notes payable, lines of credit and to a lesser extent, distributions from partnerships. We may also issue additional equity securities, including common stock and preferred stock.

Our principal liquidity needs over the next twelve months include

•	funding normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements, including loan maturities;

•	funding capital expenditures;

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing and

•	funding preferred dividends.

Management anticipates that our available cash at September 30, 2007, along with cash that will be generated in 2007 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancings or extensions and additional borrowings.

Net cash used in operating activities increased $42.6 million to $(24.7 million) for the nine months ended September 30, 2007 from $17.9 million provided by operations for the same period in 2006. Cash flow from operations is largely comprised of rental and other income less operating expenses, general and administrative expenses, advisory fees expense and interest expense. The increase in use was due to an increase in interest expense $21.0 million, litigation settlement $1.6, and other net changes in working capital of $24.3 million, offsets by an increase in operating income $1.2, other income $3.1.

Management expects that our existing cash balances, selective sales of land and income-producing properties, refinancing of and additional borrowings against the Company’s real estate holdings will be sufficient to meet our cash requirements associated with its current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that our liquidity permits or financing sources are available and the investments are otherwise deemed to be profitable, management intends to make additional investments in real estate or real estate-related projects.

Net cash used in investing activities was $(208.9 million) for the nine months ended September 30, 2007 compared to $(88.8 million) for the same period in 2006. Cash used in investing activities increased $120.1 million due to an increase in investments in real estate (including investments in income-producing properties, land held for development, residential and other development projects, the most significant of which was the January 2007 acquisition of Park West I and II) of $110.0 million, construction and development of new rental properties of $165.9 million, a decrease in the collection transfers and sale of notes receivables $35.5 million, and improvements in real estate and income producing properties of $11.4 million, investment in joint ventures $9.2 million, offset by an increase in proceeds from sales of land and income producing properties $150.5 million, and acquisitions of land of $26.0 million and other $1.2 million.

Net cash provided by financing activities was $235.9 million for the nine months ended September 30, 2007 compared to $67.5 million for the same period in 2006. Cash provided by financing activities increased $210.1 million due primarily to increased proceeds from additional borrowings of $546.5 million for acquisitions and refinancings (net of deferred financing costs), offset by an increase in loan payoffs related to property sales and refinancings of $248.7 million, increase in payments on loans to/from affiliates of $45.4 million, recurring principal payments 13.3 million and other of $500,000.

Management reviews the carrying values of ARI’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings. The note receivable review includes an evaluation of the collateral property securing such note. The property review generally includes: (a) selective property inspections; (b) a review of the property’s current rents compared to market rents; (c) a review of the property’s expenses; (d) a review of maintenance requirements; (5) a review of the property’s cash flow; (e) discussions with the manager of the property; and (f) a review of properties in the surrounding area.

Related Party Transactions

Historically, TCI, ARI, IORI, and others have each engaged in and may continue to engage in business transactions, including real estate partnerships, with related parties. Management believes that all of the related party transactions represented the best investments available at the time and were at least as advantageous to ARI as could have been obtained from unrelated parties.

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

Results of Operations

For the three months ended September 30, 2007:

We reported a net loss applicable to common shares of ($3.4) million for the three months ended September 30, 2007, including income from discontinued operations (before income taxes) of $5.9 million and gains on land sales of $7.0 million, as compared to a net loss applicable to common shares of ($5.5) million for the three months ended September 30, 2006, including income from discontinued operations (before income taxes) of $2.2 million and gains on land sales of $4.5 million. We define our same-store universe for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated since July 1, 2006. For this time period, we had 65 apartments, 24 commercial properties and 4 hotels in its same-store universe.

Rental and other property revenues

Rental and other property revenues increased $6.6 million or 15 percent over 2006. The overall increase is due to a $2.2 million increase in rental revenues from our apartment communities, a $3.3 million increase from the Company’s commercial portfolio and a $1.1 million increase from the hotel portfolio, and other $200,000, offset by a $200,000 decline in rents and royalty revenues from ARI’s land portfolio.

Within the apartment portfolio, same-store rental revenues increased $600,000 or three percent over 2006. Average overall occupancy for the same-store apartment portfolio was 94 percent in 2007 and 2006. The May 2007 acquisition of a single apartment community in Midland, Texas represented $200,000 of the increase while increased revenues from newly-developed properties comprised the remaining difference of $1.5 million. In 2007, nine newly-developed properties generated rental revenues of $2.5 million compared to five newly-developed properties and $1.0 million of rental revenues in 2006. Average occupancy for the newly-developed properties was 71 percent in 2007 compared to 52 percent in 2006.

Within the commercial portfolio, same-store rental revenues declined $2.7 million, from $13.7 million in 2006 from $11.0 million in 2007. The decrease was due principally to a $1.7 million decline at 600 Las Colinas Boulevard (Dallas, Texas), a $600,000 combined decrease at the Company’s New Orleans office buildings, a $200,000 decline at a Ft. Worth industrial property and a $200,000 decline at a Colorado Springs office building. Occupancy at 600 Las Colinas Boulevard declined from 90 percent at September 30, 2006 to 65 percent at September 30, 2007 due primarily to the June 2007 move-out of a 127,000 square foot tenant and a decrease in operating cost recoveries in 2007 as compared to 2006. Occupancy for the same-store New Orleans office buildings was 31 percent at September 30, 2006 compared to 100 percent at September 30, 2007. Increases in rental revenues of $6.0 million from acquired properties, particularly the January 2007 acquisition of the Park West I and Park West II office projects (subsequently renamed Browning Place and Fenton Centre respectively), offset the same-store declines.

Rental revenues within our hotel portfolio increased $1.2 million or 16 percent in 2007 compared to 2006; Akademia’s average occupancy in 2007 was 82 percent as compared to 84 percent in 2006; average nightly rates increased to $103 in 2007 from $73 in 2006. Occupancies within our eight domestic hotels, three located in Chicago, increased from an average of 59 percent for the third quarter in 2006 to an average of 61 percent for the same period in 2007. Average nightly rental rates for the Chicago hotels increased from $171 in 2006 to $177 in 2007; occupancies for the four hotels located in California, decreased from an average of 62 percent for the third quarter in 2006 to an average of 61 percent for the same period in 2007. Average nightly rental rates for the California hotels increased from $86 in 2006 to $89 in 2007; occupancies for the hotel in Denver, increased from an average of 59 percent for the third quarter in 2006 to an average of 64 percent for the same period in 2007. Average nightly rental rates for the Denver hotel increased from $69 in 2006 to $75 in 2007.

Rents and royalty revenues for our land portfolio declined $200,000 from the same period in 2006 due principally to lower royalties received on oil and gas leases covering certain of the Company’s land parcels in Ft. Worth.

Property operating expenses

Property operating expenses increased to $31.3 million in 2007 as compared to $28.5 million in 2006 due to a $2.3 million increase in the commercial portfolio, a $1.6 million increase in the apartment portfolio, a $400,000 increase in land-related property and, offset by a $1.5 million decrease in the hotel portfolio operating expenses.

Operating expenses for the same-store commercial portfolio declined slightly, from $8.1 million in 2006 to $7.8 million in 2007, due primarily to operating efficiencies. Operating margins for the same-store commercial properties declined to 30 percent from 41 percent in 2006, due principally to lower occupancy. Overall, the same-store commercial portfolio was 80 percent occupied at September 30, 2007 compared to 82 percent at the same time in 2006. Our acquisition portfolio of six properties was 85 percent occupied at September 30, 2007; properties acquired in 2007 accounted for $2.5 million of the increase in commercial property operating expenses.

Within the apartment portfolio, same-store property operating expenses increase by $900,000, properties acquired increased by $100,000 and developed properties increased by $500,000. Operating margins for the same store apartments declined to 43 percent in 2007 from 46 percent in 2006.

Within the Hotel portfolio, same-store operating expenses decreased by $1.4 million. Operating margins for the same-store commercial properties increase to 47 percent from 20 percent in 2006 due to increased occupancy and operating efficiencies.

Operating expenses in the land portfolio declined $200,000 due primarily to lower property tax expense on certain of the Company’s parcels located within its Mercer Crossing development in Dallas.

Depreciation and amortization

Depreciation and amortization expense increased $1.2 million, to $7.3 million in 2007 from $6.1 million in 2006, due primarily to 2007 depreciation on acquisitions ($700,000) and depreciation on newly-developed apartment projects ($500,000).

General and administrative

General and administrative expenses increased $1.8 million due to increased legal and other consulting fees.

Advisory fee to affiliate

Advisory fees paid to Prime increased $800,000 due to higher average total assets in the third quarter of 2007 as compared to the same period in 2006. Under the terms of the advisory agreement between Prime and ARI, Prime earns an annual advisory fee equal to 0.75 percent of average total assets.

Interest income

Interest income increased $150,000 due to an increase in interest bearing notes from prior period.

Other income

Other income increased $3.0 million due principally to higher balances on variable-rate interest-bearing advances to affiliates and increases in other investment income.

Mortgage and loan interest

Mortgage and loan interest increased $6.7 million due to financing for 2007 acquisitions ($2.0 million), additional construction financing for residential developments ($700,000), refinancing of hotel loans ($300,000) and same-store apartment loans ($700,000), land acquisitions and refinancing of maturing land loans ($300,000) and other ($2.7 million).

Gain on land sales

In 2007, we sold 69.2 acres of land in 11 separate transactions for sales prices totaling $14.7 million, generating $4.9 million in cash proceeds and $7.0 million in recognized gains. The largest 2007 transactions were (a) the third quarter 2007 sale of 13.8 acres of the “McKinney Ranch” tract for $2.9 million, resulting in cash proceeds of $700,000 and a recognized gain of $1.1 million and (b) the third quarter 2007 sale of the 2.7 acre “West End” tract for $6.5 million, resulting in cash proceeds of $1.3 million and a recognized gain of $3.8 million.

In 2006, the Company sold 15.2 acres of land in five separate transactions for sales prices totaling $8.0 million, resulting in $4.6 million of cash proceeds and $4.5 million of recognized gains.

Minority interest

Minority interest declined $400,000 due to increased losses from certain ventures where ARI has less than 100 percent ownership.

Discontinued operations

Income from discontinued operations (before income taxes) was $5.9 million in 2007, representing $7.1 million in gains on sales of income-producing properties partially offset by $1.2 million in operating losses. In 2007, we sold (a) an office building in Richmond, Virginia for $9.3 million, generating $3.1 million in cash proceeds and a recognized gain of $3.4 million and (b) an apartment community in Texas City, Texas for $3.7 million, generating $800,000 of cash and a recognized gain of $1.0 million. In addition, the Company recognized previously deferred gains in the amount of $5.5 million related to the June 2007 sale of an office building located in Durham, North Carolina. The $1.2 million in operating losses represents activity for four apartment properties held for sale (one of which was sold in October 2007), one apartment property sold in August 2007 and one office building sold in July 2007.

Income from discontinued operations (before income taxes) was $2.2 million for the same period in 2006, representing $2.7 million in gains on sales of income-producing properties partially offset by $500,000 in operating losses. In 2006, we sold two apartment communities for sales prices totaling $6.1 million, generating $1.2 million in cash proceeds and $2.8 million in recognized gains. The $500,000 in operating losses represents activity for four apartments held for sale (one of which was sold in October 2007), two apartments sold in the third quarter of 2006, one apartment property sold in January 2007 and two apartment properties and one office building sold in the third quarter of 2007.

For the nine months ended September 30, 2007:

We reported a net loss applicable to common shares of ($35.6) million for the nine months ended September 30, 2007 including income from discontinued operations (before income tax) of $6.2 million and gain on land sales of $11.7 million, as compared to a net loss of ($14.0) million for the nine months ended September 30, 2006 including income from discontinued operations of $4.4 million and gain on land sales of $17.9 million. We define our same-store universe for each income producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated since July 1, 2006. For this time period, we had 65 apartments, 24 commercial and 9 hotels in its same store universe.

Rental and other property revenues

Rental and other property revenues increased by $24.3 million or 19 percent from the prior period in 2006. This is due to an increase in the apartment portfolio of $7.2 million, an increase in commercial portfolio of $13.4 million, an increase in hotel portfolio of $4.3 million, offset by a loss in the land portfolio of ($100,000) and a loss in all other of ($500,000).

Within the apartment portfolio, same-store rental revenues increased $2.4 million or 4 percent over the same period in 2006. Average overall occupancy for the same-store apartment portfolio was 94 percent in 2007 and 2006. The May acquisition of a single apartment community in Midland, Texas represented $255,000 increase, and the development of new properties increase revenues by $4.5 million from the prior period in 2006. In 2007, nine newly developed properties generated rental revenues of $6.0 million as compared to five newly developed properties generating rental revenues of $1.5 million in 2006. Average occupancy for the newly developed properties was 68 percent in 2007 as compared to 37 percent in 2006.

Within the commercial portfolio, same store rental revenues declined ($3.7) million, from $40.5 million in 2006 to $36.8 million in 2007. The decline was primarily due to $2.3 million decline at 600 Las Colinas Boulevard, Dallas, Texas., a $1.2 million combined decrease at the Company’s New Orleans office buildings, a $500,000 decline at a Fort Worth industrial property and a $300,000 decline at a Colorado Springs office building, offset by increases at two other Dallas office buildings of $1.2 million, a shopping center in Denver of $200,000, and at a shopping center in Indiana of $200,000. Occupancy at 600 Las Colinas Boulevard declined from 87 percent at September 30, 2006 to 75 percent at September 30, 2007 due primarily to the June 2007 move out of a 127,000 square foot tenant and a decrease in operating cost recoveries in 2007 as compared to 2006. Occupancy for the same store New Orleans office buildings was 58 percent at September 30, 2006 compared to 21 percent at September 30, 2007. Increases in rental revenues of $17.1 million from acquired properties, particularly the January 2007 acquisition of the Park West I and Park West II office projects, subsequently renamed Browning Place and Fenton Centre, respectively, offset the same-store declines.

Rental revenues within our same store domestic US hotels increased by $4.3 million or 20 percent. Akademia’s average occupancy in 2007 was 81 percent as compared to 78 percent in 2006; average nightly rates increased to $102 in 2007 from $79 in 2006. Occupancies within our eight domestic hotels, three located in Chicago, increased from an average of 59 percent for the third quarter in 2006 to an average of 61 percent for the same period in 2007. Average nightly rental rates for the Chicago hotels increased from $171 in 2006 to $177 in 2007; occupancies for the four California hotels, decreased from an average of 62 percent for the third quarter in 2006 to an average of 61 percent for the same period in 2007. Average nightly rental rates for the California hotels increased from $86 in 2006 to $89 in 2007; one hotel located in Denver, increased from an average of 59 percent for the third quarter in 2006 to an average of 64 percent for the same period in 2007. Average nightly rental rates for the Denver hotel increased from $69 in 2006 to $75 in 2007.

Rents and royalty revenues from our land portfolio were consistent from the same period in 2006.

Property operating expenses

Property operating expenses increased to $95.1 million in 2007 compared $81.2 million in 2006 due to a $7.9 million increase in the commercial portfolio, a $3.9 million increase in the apartment portfolio, a $100,000 increase in the hotel portfolio, a $300,000 increase in land-related operating expenses and a $1.7 million increase in other property operating expenses.

Operating expenses for the same-store commercial portfolio increased $400,000 due primarily to higher utility costs. Operating margins for the same-store commercial properties declined to 34 percent in 2007 from 42 percent in 2006, due principally to lower occupancy. Overall, the same-store commercial portfolio was 78 percent occupied at September 30, 2007 compared to 83 percent at the same time in 2006. Our acquisition portfolio of six properties was 83 percent occupied at September 30, 2007 as compared to 33 percent in 2006; properties acquired in 2007 accounted for $7.4 million of the increase in commercial property operating expenses.

Within the apartment portfolio, same-store property operating expenses increased by $1.6 million acquisitions increased $100,000 and newly-developed properties increased 2.1 million. Operating margins in the same-store universe remained relatively constant at 44 percent in 2007 and 2006.

Operating expenses at the Company’s Poland hotel increased $1.8 million due to increased labor and repair costs but were offset by $1.7 million in cost savings at our domestic hotels.

Operating expenses in the land portfolio increased $400,000 due primarily to higher property tax expense on certain of the Company’s land parcels.

Depreciation and amortization

Depreciation and amortization expense increased $3.4 million, from $17.6 million in 2006 to $20.9 million in 2007, due primarily to 2007 depreciation on acquisitions of $2.3 million, depreciation on newly-developed apartment projects of $600,000 and additional depreciation on same-store of $500,000.

General and administrative

General and administrative expenses increased $4.2 million due to increased legal and litigation-related costs ($2.6 million), increased consulting and other professional fees ($200,000), increased taxes and licenses ($200,000), higher cost reimbursements paid to Prime ($200,000), increased communications and office support costs ($400,000), increased fees associated with certain stock repurchases ($200,000) and miscellaneous charge-offs ($300,000).

Advisory fee to affiliate

Advisory fees paid to Prime increased $1.6 million due to higher average total assets for 2007 as compared to the same period in 2006. Under the terms of the advisory agreement between Prime and ARI, Prime earns an annual advisory fee equal to 0.75 percent of average total assets.

Interest income

Interest income declined $111,000 due primarily to lower average balances in interest-bearing notes receivable in 2007 as compared to the same period in 2006.

Other income

Other income increased $3.1 million due principally to higher balances on variable-rate interest-bearing advances to affiliates and increases in other investment income.

Net income fee to affiliate

Net income fees expense declined $705,000 due to recording the 2006 overpayment of fees in 2007.

Mortgage and loan interest

Mortgage and loan interest increased $20.8 million due to financing for 2007 acquisitions of income-producing properties ($4.8 million); additional construction financing for residential developments ($2.5 million); refinancing of loans within the same-store apartment portfolio ($7.5 million), land acquisitions and refinancing of maturing land loans ($4.0 million) and other ($2.0 million).

Gain on land sales

In 2007, we sold 194.3 acres of land in 16 separate transactions for sales prices totaling $27.1 million, generating $7.4 million in cash proceeds and $11.7 million in recognized gains. The largest 2007 transactions were the (a) August 2007 sale of 13.8 acres of the “McKinney Ranch” tract for $2.9 million, resulting in cash proceeds of $700,000 and a recognized gain of $1.1 million, (b) the January 2007 sale of 15.1 acres of the “McKinney Ranch” tract for $2.6 million, generating $800,000 in cash proceeds and a recognized gain of $1.1 million, (c) the September 2007 sale of the 2.7 acre “West End” tract for $6.5 million, resulting in cash proceeds of $1.3 million and a recognized gain of $3.8 million, (d) February 2007 sale of 4.6 acres of the “Grapevine Vinyards” tract for $3.0 million, resulting in cash proceeds of $1.0 million and a gain of $1.0 million, and

(e) March 2007 sale of 22.4 acres of the “Metro Center” tract for $3.9 million, generating $700,000 in proceeds, and recognized a $2.7 million gain. In the second quarter of 2007, TCI exchanged 82.2 acres of the “Denton Coonrod” tract (located in Denton, Texas) with an affiliated company, acquiring an apartment property in Midland, Texas as well as a note receivable from the affiliate in the amount of $1.6 million. The loan bears interest at the rate of 9 percent per annum and is due on demand. No gain or loss was recognized on the exchange.

In 2006, the Company sold 253.6 acres of land in 14 separate transactions for sales prices totaling $48.9 million, resulting in $20.8 million of cash proceeds and $17.9 million of recognized gains. The largest 2006 transactions were (a) the sale of 123.9 acres of the “McKinney Ranch” tract for $16.6 million, resulting in $6.0 million of cash proceeds a recognized gain of $3.4 million and (b) the sale of 44.5 acres of the “McKinney Ranch” tract for $10.3 million, generating $10.0 million in cash proceeds and a recognized gain of $5.3 million.

Minority interest

Minority interest expense decreased $370,000 due to losses from certain ventures where ARI has less than 100 percent ownership.

Discontinued operations

Income from discontinued operations (before income taxes) was $6.2 million in 2007, representing $10.7 million in gains on sales of income-producing properties partially offset by $4.5 million in operating losses. In 2007, we sold (a) an apartment community in Lewisville, Texas for $24.6 million, resulting in $3.1 million in cash proceeds and a recognized gain of $3.7 million; (b) an office building in Richmond, Virginia for $9.3 million, generating $3.1 million in cash proceeds and a recognized gain of $3.4 million and (c) an apartment community in Texas City, Texas for $3.7 million, resulting in $800,000 of cash proceeds and a recognized gain of $1.0 million; (d) commercial building in Durham, North Carolina for $19.2 million, resulting in $3.4 million in cash proceeds and a recognized gain of $3.1 million; (e) an apartment in San Antonio, Texas for $4.1 million, resulting in $1.0 million in cash proceeds and a recognized gain of $740,000. The $4.5 million in operating losses represents activity for three apartment properties and two commercial properties held for sale (one of which was sold in October 2007), one apartment property sold in January 2007, one apartment property sold in August 2007 and one office building sold in July 2007.

Income from discontinued operations (before income taxes) was $4.4 million for the same period in 2006, representing $6.2 million in gains on sales of income-producing properties partially offset by $2.0 million in operating losses. In 2006, we sold four apartment communities for sales prices totaling $15.3 million, generating $4.6 million in cash proceeds and $6.3 million in recognized gains. The $2.0 million in operating losses represents activity for four apartments held for sale (one of which was sold in October 2007), two apartments sold in the third quarter of 2006, one apartment property sold in January 2007 and two apartment properties and one office building sold in the third quarter of 2007.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss for federal income tax purposes in the first nine months of 2007 and a loss in the first nine months of 2006, after the use of net operating loss carryforwards; therefore, it recorded no provision for income taxes.

At September 30, 2007, ARI had a net deferred tax asset of $125.6 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2007, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$448,764	8.62%	$4,488

Total decrease in ARI’s annual net income			4,488

Per share			$.45

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the period covered by this Report, effective September 18, 2007, three separate but recently consolidated legal proceedings were resolved between Sunset Management LLC (“Sunset”) and the Registrant and/or Basic Capital Management, Inc. (“BCM”) over pledges as collateral for certain loans of a number of shares of Common Stock of Transcontinental Realty Investors, Inc. (“TCI”). The three cases which have continued for some time were all pending in the United States District Court, Eastern District of Texas, Sherman Division under master case No. 4:06-CV-00018 (collectively the “Sunset Litigation”). On September 18, 2007, the various parties to the Sunset Litigation entered into a Forbearance and Settlement Agreement, which resolved the Sunset Litigation. The Forbearance and Settlement Agreement contains an allocation of the funds to be paid with a repayment of principal ($15,000,000) and a balance to interest and fees and various categories. The Registrant’s portion of the principal amount is $5,000,000. Under the terms of the Forbearance and Settlement Agreement, the Registrant and others have the opportunity to satisfy by different alternatives, amounts due to Sunset under the Settlement Agreement which are secured by a continued pledge in favor of Sunset of certain shares of the issued and outstanding stock of TCI. All scheduled payments due to Sunset under the Settlement Agreement have been timely made through October 31, 2007 and no additional payments are due to Sunset until January 2008. The Forbearance and Settlement Agreement brings to an end litigation among the parties which existed for almost the last five years, fixes as a certainty the amount of indebtedness to Sunset and provides a payout method for such indebtedness. Registrant filed a Form 8-K Current Report for event reported September 18, 2007 covering Item 8.01 with respect to such Forbearance and Settlement Agreement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. repurchased equity securities. The following table sets forth by month repurchases made during the second quarter and the number of shares that may yet be repurchased:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
Balance as of June 30, 2007	$			$881,392	118,608
July 2007		1,944	7.92	1,944	116,664
August 2007		1,629	7.93	1,629	115,035
September 2007		2,000	7.37	2,000	113,035

Total		5,573	$7.74	886,965

(1)	The repurchase program was announced in September 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8 percent Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2007	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Steven A. Abney
Steven A. Abney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2007

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350.

*	Filed herewith