Form 10-K
period 2007-12-31
AMERICAN REALTY INVESTORS INC
filed 2008-03-31
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $14,220,379 based upon a total of 1,736,310 shares held as of June 30, 2007 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 20, 2008, there were 11,217,914 shares of common stock outstanding, which includes 746,972 shares issued to and owned by Transcontinental Realty Investors, Inc.

Documents Incorporated By Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described in Item 1A. “Risk Factors”.

PART I

ITEM 1.	BUSINESS

General

As used herein, the terms “ARI,” “the Company,” “we,” “our” or “us” refer to American Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. The Company’s common stock trades on the New York Stock Exchange under the symbol “ARL”. ARI is a “C” corporation for U.S. federal income tax purposes. ARI was organized in 1999. In August 2000 the Company acquired American Realty Trust, Inc., a Georgia corporation (“ART”) and National Realty LP, a Delaware limited partnership (“NRLP”). ART was the successor to a District of Columbia business trust organized in 1961. The business trust was merged into ART in 1988. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

ARI subsidiaries own approximately 80.2 percent of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange under the symbol “TCI”. TCI owns approximately 24.88% of the outstanding common shares of Income Opportunity Realty Investors, Inc., (“IORI”) whose common stock is traded on the American Stock Exchange under the symbol “IOT”. ARI’s ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed in 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in certain loans made by One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in 2003. BCM and One Realco are companies affiliated with ARI. ARI has consolidated TCI’s accounts and operations since March 2003.

ARI’s contractual Advisor is Prime Income Asset Management, LLC (“Prime”), the sole member of which is Prime Income Asset Management, Inc., a Nevada corporation (“PIAMI”). PIAMI is owned by Realty Advisors, Inc. (“RAI”)(80%) and Syntek West, Inc. (“SWI”)(20%), SWI is owned by Gene E. Phillips, Realty Advisors, Inc. is owned by a Trust for the benefit of the children of Gene E. Phillips (the “Trust”). Gene E. Phillips is an officer and director of SWI and serves as a representative of the Trust. While Mr. Phillips is not an officer or director of ARI, he does periodically consult with the executive officers and directors of ARI rendering advice and input with respect to investment decisions affecting ARI. PIAMI also owns approximately 14.9% of the common stock of ARI and approximately 7.4% of the Series A 10% cumulative convertible preferred Stock of ARI.

ARI’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of ARI and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC (“Prime”) under a written advisory agreement that is reviewed annually by ARI’s Board of Directors.

Prime is a limited liability company whose sole member is a Nevada corporation indirectly owned 80 percent by the Trust and 20 percent by another Nevada corporation wholly-owned by Mr. Phillips. Prime owns approximately 13 percent of the outstanding common stock of ARI. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for ARI’s benefit, debt and equity financing with third party lenders and investors. Prime is compensated by ARI under an advisory agreement that is more fully described in Part III, Item 10, “Directors, Executive Officers and Corporate Governance”.

Prime also serves as advisor to TCI. The officers of ARI are also officers of IORI, TCI, and Prime. The directors of ARI also serve as directors of TCI. The Chairman of the Board of Directors of ARI also serves as the Chairman of the Board of Directors of TCI. One director of ARI also serves as a director of TCI and IORI. Affiliates of Prime have provided property management services to ARI. Currently, Triad Realty Services, LP. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide such property management services. Triad and Carmel subcontract with other entities for property-level management services. The general partner of Triad is Prime Income Asset Management, Inc. (“PIAMI”). The limited partner of Triad is Highland Realty Services, Inc. (“HRS Holdings LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing our commercial properties (shopping centers, office buildings, and industrial warehouses) to Regis Realty I, LLC (“Regis I”) which is owned by HRSHLLC. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages our hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC. Carmel is owned by Regis I.

Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in ITEM 10. “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ARI’s primary business is the acquisition, development and ownership of income-producing residential, hotel and commercial real estate properties. In addition, ARI opportunistically acquires land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies; leasing trade show and exhibit space to temporary as well as long-term tenants; and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2007, our income-producing properties consisted of:

•

5.9 million rentable square feet of commercial properties, including 18 office buildings, 7 industrial properties, 5 retail properties and a four-story, 344,975 square-foot trade show and exhibit hall located in Denver, Colorado

•	69 residential apartment communities comprising almost 12,788 units

•	Nine hotels comprising 1,125 rooms

Subsequent to the year ended, we purchased and sold various properties. See NOTE 22 Subsequent Events.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2007:

	Apartments		Commercial		Hotels
Location	No.	Units	No.	SF	No.	Rooms
Greater Dallas-Ft. Worth, TX	18	3,825	13	2,769,587	—	—
Greater Houston, TX	9	2,202	—	—	—	—
Midland-Odessa, TX	15	2,457	—	—	—	—
San Antonio, TX	4	1,112	1	101,500	—	—
Other Texas	6	1,193	—	—	—	—
Mississippi	7	450	—	—	—	—
Arkansas	3	428	—	—	—	—
Florida	3	322	—	—	—	—
New Orleans, LA	—	—	6	1,369,388	—	—
Denver, CO	—	—	2	419,791	1	161
Fresno, CA	—	—	—	—	4	647
Chicago, IL	—	—	—	—	3	152
Other	4	799	9	1,241,305	1	165
Totals	69	12,788	31	5,901,571	9	1,125

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties or to sell interests in certain of our properties.

We partner with various third-party development companies to construct residential apartment communities. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring and a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2007, our projects in development included:

Property	Location	No. of Units	Costs to Date	Total Projected Costs
Bolivar Homes	Cleveland, MS	65	$5,273	$8,613
Broadway Estates	Greenville, MS	104	4,385	8,362
Dorado Ranch	Odessa, TX	224	2,690	19,137
Huntington Ridge—Desoto	Desoto, TX	198	13,691	17,873
Lakeview @ Pecan Creek/Preserve	Denton, TX	192	5,296	18,008
Lincoln Estate I	Leake County, MS	55	1,536	7,708
Longfellow Arms	Longview, TX	216	12,684	16,672
Mansions of Mansfield	Mansfield, TX	208	5,618	18,687
Mason Park	Houston, TX	312	14,436	23,018
Northside of Travis	Sherman, TX	200	2,078	16,999
Parc at Rogers	Rogers, AR	250	22,205	24,192
Parc at Clarksville	Clarksville, TN	168	14,291	14,291
Parkway Place	Greenwood, MS	65	1,369	16,999
Pecan Pointe	Temple, TX	232	17,643	19,526
Portafino—Lago Vista	Farmer’s Branch, TX	212	20,078	26,450
Sunflower Estates	Indianola, MS	65	4,266	8,435
Yazoo Estates	Yazoo City, MS	96	4,101	8,351
Castleglen	Garland, TX	150	760	11,380
Pioneer Crossing	Austin, TX	240	814	22,000

		3,252	$153,214	$306,701

Our Subsidiary, TCI, has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. The subsidiary typically owns 75 percent of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allow our subsidiary to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. We include these joint ventures in the Company’s consolidated financial statements and record a minority interest for Icon’s equity in the venture.

We have made substantial investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2007, our investments in undeveloped and partially developed land consisted of the following:

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Mercer Crossing	Dallas, TX	1996-2007	772	108,230	Mixed use
Windmill Farms	Dallas, TX	2006	3,035	55,881	Single-family residential
Pioneer Crossing	Austin, TX	1997-2005	760	33,935	Multi-family residential
Circle C Ranch	Austin, TX	2006	1,092	32,669	Single-family residential
McKinney Ranch	Dallas, TX	1997-2005	306	26,385	Mixed use
Las Colinas Multi-Tracts	Dallas, TX	1995-2006	277	23,238	Commercial
Dallas North Tollway	Dallas, TX	2006	17	15,905	Commercial
Mandhal Bay	St. Thomas, USVI	2005	91	14,710	Single-family residential
Kaufman County	Dallas, TX	2000-2005	2,633	13,001	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	545	5,469	Single-family residential
Meloy Portage	Kent, OH	2004	53	5,119	Multi-family residential
Jackson Convention Center	Jackson, MS	2007	2	3,848	Mixed use
Beltine-Geller Road	Dallas, TX	2007	379	2,888	Commercial

Subtotal			9,962	341,278
Other land holdings	Various	1990-2007	912	48,714	Various

Total land holdings			10,874	389,992

In addition, we own 1) a non-controlling 20 percent interest in Milano Restaurants International, which operates and franchises several quick service restaurant concepts in California and 2) various other interests in real estate and real-estate related entities. We generally use the equity method to account for these investments.

Transactions during 2007

Land and income producing properties acquired during 2007 consisted of:

Property	Acres/ SF/ Units	Location	Property Type/ Intended Use	Date Acquired	Purchase Price	Debt Incurred	Annual Interest Rate	Fixed/ Variable	Maturity Date
Income-Producing Properties:
Parkwest I	383,000SF	Dallas, TX	Office	Jan-07	40,604	35,000	6.06%	Fixed	Jan-08
Parkwest II	708,000SF	Dallas, TX	Office	Jan-07	69,694	62,000	9.32%		Jan-08
Thornwood(1)	109Units	Midland, TX	Multi-family residential		1,895	1,638
Subtotal					112,193	98,638
Land:
Keller Springs	6Acres	Dallas, TX	Multi-family residential	Jan-07	2,646	2,021	8.25%	Prime + 100 bps	8-Feb
Audubon Terrace(2)	29Acres	Natchez, MS	Multi-family residential	Mar-07
Waco 151	151Acres	Waco, TX	Single-family residential	Apr-07	2,106	1,300	8.25%	Prime + 100 bps	10-Apr
Senlac Road	4Acres	Dallas, TX	Commercial	Apr-07	1,005	—	NA	NA	NA
Hines Meridian	40Acres	Dallas, TX	Commercial	May-07	8,490	5,000	9.25%	Fixed	10-Jun
William Sprowles	1Acres	Dallas, TX	Commercial	Jun-07	288	—	NA	NA	NA
Jackson Convention Center	2Acres	Jackson, MS	Mixed use	Jul-07	3,848	—	NA	NA	NA
Dorado Ranch	11Acres	Odessa, TX	Multi-family residential	Jul-07	733	467
Austin Landing	11Acres	Sherman, TX	Multi-family residential	Oct-07	1,301	950	5.35%		9-Feb
Denham Springs	16Acres	Denham Springs, LA	Multi-family residential	Oct-07	1,350	892
Beltline-Geller Road	379Acres	Dallas, TX	Commercial	Nov-07	2,782	1,909
Subtotal					24,549	12,539
Total					$136,742	$111,177

(1)	Acquired from an affiliated company.
(2)	Currently undergoing development.

Significant Real Estate Acquisitions / Dispositions and Financings

The highlights of the twelve months ended December 31, 2007 included the following:

On January 1, 2007, we obtained a $7.0 million loan secured by 109 acres of land in Farmers Branch, Texas known as the Manhattan land. We received $6.6 million in cash after paying closing costs.

On January 17, 2007, we refinanced the existing $3.6 million mortgage on City Suites Hotel in Chicago, Illinois for a new note of $7.3 million. We received $3.3 million in cash after paying down the existing debt and closing costs.

On January 19, 2007, we acquired a 383,114 and a 707,599 square foot office building in Farmers Branch, Texas known as Park West I and Park West II, respectively and a 4.7-acre tract of undeveloped land at an aggregate purchase price of $110.2 million. The acquisition was financed with $10.1 million in cash and $97.0 million in new debt. Two separate notes were obtained on this acquisition; a $35.0 million note which accrues interest at 6.06% maturing January 2009 and a $62.0 million note which accrues interest at a variable rate (currently 9.32%) maturing January 2013.

On February 16, 2007, we sold the Bluffs at Vista Ridge a 272-unit apartment complex in Lewisville, Texas for $24.6 million. The proceeds were used to pay down the existing mortgage of $15.5 million receiving $9.1 million in cash. A gain of $3.6 million was recorded on this sale.

On February 23, 2007, we obtained a $5.0 million loan secured by 97 acres of Pioneer Crossing land located in Austin, Texas. The note accrues interest at prime plus 1% and matures February 23, 2008.

On March 5, 2007, we refinanced the existing $3.1 million and $3.4 million mortgage on the Majestic Hotel and Willows Hotels with a new note for $6.0 million and $5.2 million, respectively with a single lender. We received cash in aggregate of $4.4 million after pay off of existing notes and closing costs. The Hotels are located in Chicago, IL, the Majestic is a 55-room hotel and the Willows is a 52 room Hotel. The notes accrue interest at 7.76% and matures March in 2010.

On March 16, 2007, we refinanced with a single lender three existing mortgage totaling $11.6 million on three hotels located in Fresno, California; the Piccadilly Chateau, Piccadilly Shaw, and Piccadilly Airport totaling 457 rooms for new debt totaling $28.7 million. We received $14.7 million in cash, after paying off the existing debt and $ 2.4 million in closing costs and early payment penalties. The new note accrues interest at 8% and matures on February 2012.

On April 30, 2007, we refinanced the existing debt of $7.1 million on the Whispering Pines Apartments, a 320-unit complex in Topeka, Kansas for a new note of $8.3 million, receiving $1.0 million in cash. The new note accrues interest at 7.0% and matures in April 2008.

On May 3, 2007, we obtained a loan for $12.0 million receiving $11.2 million in cash. The loan is secured by 257 acres of land in Austin, Texas known as Pioneer Crossing. The loan accrues interest at 10.25% and matures in May 2008.

On May 8, 2007, we acquired 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $8.4 million. The purchase was financed with $2.9 million in cash and a note payable of $5.0 million. The note accrues interest at 9.25% and matures in June 2010.

On May 31, 2007, we refinanced the existing debt of $12.2 million on the Hickory IV building, a 221,000 square foot commercial building in Farmers Branch, Texas for a new note of $26.0 million. The note accrues interest at 8.67% and matures in May 2009.

On June 6, 2007, we refinanced $12.4 million in existing mortgages with a single commercial lender. The mortgages relate to eight different apartment complexes; Arbor Pointe, Courtyard, Coventry Point, Fountains at Waterford, Southgate, Sunchase, Thornwood, and Westwood Square Apartments totaling 1,287 units, located throughout Midland and Odessa, Texas. The new loans total $33.2 million. We received $16.0 million in cash after paying down property debt and defeasance costs totaling $4.1 million. The notes accrue interest at 7.03% and mature in July 2037. All eight of these apartments were sold, subsequent to year end.

On June 26, 2007, we sold the Durham office building, a 207,171 square foot commercial building located in Durham North Carolina for $19.2 million, recording a gain of $1.7 million. We received $3.4 million in cash after paying off the existing debt and closing costs.

On June 28, 2007, we refinanced the existing $2.9 million mortgage on Sunset Apartments, a 240-unit complex located in Odessa, Texas with a new note of $5.5 million. We received $1.3 million in cash after paying off the existing debt and closing costs. The new note accrues interest at prime plus 25 basis points and matures on September 2008.

On July 6, 2007, we refinanced the existing $2.9 million mortgage on seven tracts of land located in and around Dallas, Texas with a new note for $8.4 million. We received 5.3 million in cash, after paying down the existing debt and $200,000 in closing costs. The note accrues interest at 8.6% and matures on August 10, 2009.

On July 27, 2007, we sold the Forum Office Building in Richmond, Virginia, a 79,791 square foot commercial building, for $9.4 million, recording a $3.4 million gain on sale. We received $3.1 million in cash after paying off the $5.9 million mortgage and $400,000 in closing costs.

On August 30, 2007, we refinanced the existing $13.3 million mortgage on the Amoco building, a 378,895 square foot commercial building located in New Orleans, LA, with a new note for $19.5 million receiving $4.6 million in cash after paying closing costs, accrued interest and fees. The new note accrues interest at LIBOR plus 400 points, currently 8.1%. The note is payable in monthly payments of interest only through September 1, 2008 at which time all accrued and unpaid interest and outstanding principal or due. The note contains a provision to extend the maturity date to September 1, 2010 with an increase in the interest rate of LIBOR plus 425 points for the first extension and LIBOR plus 450 basis points for the second extension.

On September 27, 2007, we sold 2.2 acres of land in Dallas Texas, known as the West End Land, for $6.5 million, recording a gain of $3.8 million. We received $2.3 million in cash after paying of the existing debt of $3.8 million.

On September 28, 2007, we refinanced three existing mortgages totaling $32.7 million on three apartment complexes; Limestone Ranch, Limestone Canyon, and Tivoli, located through Texas with a single lender for a new note of $38.7 million. We received $3.5 million in cash after paying down the existing debt and $2.5 million in closing costs.

On November 4, 2007, we sold the El Chaparral Apartments, a 190-unit community complex, in San Antonio, Texas for $5.5 million, recording a gain of $3.9 million on the sale. We received $1.0 million in cash after paying off the $3.9 million mortgage and $600,000 in closing costs and commissions.

On November 29, 2007, we sold the Atlantic Sands Hotel, a 110-room hotel located in Virginia Beach, Virginia, for $12.0 million. We provided $2.0 million in seller financing, and recorded a gain on sale of $5.4 million. We received cash proceeds of $7.4 million, after paying down the existing $3.1 million mortgage, closing costs, and commissions.

On November 27, 2007, we sold the Arlington Place Apartments, a 230-unit apartment complex, located in Houston, Texas for $5.8 million, recording a gain on sale of $4.8 million. We received $1.6 million in cash after pay off of the existing $3.9 million mortgage and $300,000 in closing costs and commissions.

On November 28, 2007, we sold the Woodlake Apartments, a 256-unit apartment complex, located in Carrollton, Texas for $10.8 million, recording a gain on sale of $8.4 million. We received $2.5 million in cash after paying off the $7.8 million mortgage and $500,000 in closing costs and commissions.

On December 12, 2007, we refinanced the existing $7.8 million note on 80.6 acres of land in McKinney, Texas known as McKinney Ranch Land with a new note for $8.0 million with a commercial lender. We received approximately $2,600 in cash after paying off the existing debt and closing costs. The new note is payable in monthly installments of interest only. The note accrues interest at prime plus 2.5%, which was 10% at December 31, 2007. The principal and all unpaid and accrued interest are due and payable on maturity, December 1, 2010.

On December 19, 2007, we sold the Harpers Ferry apartments, a 122-unit complex, in Lafayette, Louisiana for $5.5 million, recording a gain on sale of $3.6 million. We received $1.6 million in cash after pay off of the existing $3.0 million mortgage, $500,000 in early payment penalties and $400,000 in closing costs.

Business Plan and Investment Policy

Our business objective is to maximize long-term value for our stockholders by investing in commercial real estate through the acquisition, development and ownership of apartments, commercial properties, hotels, and land. We intend to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. We believe this objective will provide the benefits of enhanced investment opportunities, economies of scale and risk diversification, both in terms of geographic market and real estate product type. We believe our objective will also result in continuing access to favorably priced debt and equity capital. In pursuing our business objective, we seek to achieve a combination of internal and external growth while maintaining a strong balance sheet and employing a strategy of financial flexibility. We maximize the value of our apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs and focusing on tenant retention. We also pursue attractive development opportunities either directly or in partnership with other investors.

For our portfolio of commercial properties, we generate increased operating cash flow through annual contractual increases in rental rates under existing leases. We also seek to identify best practices within our industry and across our business units in order to enhance cost savings and gain operating efficiencies. We employ capital improvement and preventive maintenance programs specifically designed to reduce operating costs and increase the long-term value of our real estate investments.

We seek to acquire properties consistent with our business objectives and strategies. We execute our acquisition strategy by purchasing properties which management believes will create stockholder value over the long-term. We will also sell properties when management believes value has been maximized or when a property is no longer considered an investment to be held long-term.

We are continuously in various stages of discussions and negotiations with respect to development, acquisition, and disposition projects. The consummation of any current or future development, acquisition, or disposition, if any, and the pace at which any may be completed cannot be assured or predicted.

Substantially all of our properties are owned by subsidiary companies, many of which are single-asset entities. This ownership structure permits greater access to financing for individual properties and permits flexibility in negotiating a sale of either the asset or the equity interests in the entity owning the asset. From time-to-time, our subsidiaries have invested in joint ventures with other investors, creating the possibility of risks that do not exist with properties solely owned by an ARI subsidiary. In those instances where other investors are involved, those other investors may have business, economic, or other objectives that are inconsistent with our objectives, which may in turn require us to make investment decisions different from those if we were the sole owner.

Real estate generally cannot be sold quickly. We may not be able to promptly dispose of properties in response to economic or other conditions. To offset this challenge, selective dispositions have been a part of our strategy to maintain an efficient investment portfolio and to provide additional sources of capital. We finance acquisitions through non-recourse mortgages, internally generated funds, and, to a lesser extent, property sales. Those sources provide the bulk of funds for future acquisitions. We may purchase properties by assuming existing loans secured by the acquired property. When properties are acquired in such a manner, we customarily seek to refinance the asset in order to properly leverage the asset in a manner consistent with our investment objectives.

Our businesses are not generally seasonal with regard to real estate investments. Our investment strategy seeks both current income and capital appreciation. Our plan of operation is to continue, to the extent our liquidity permits, to make equity investments in income-producing real estate such as hotels, apartments, and commercial properties. We may also invest in the debt or equity securities of real estate-related entities. We intend to pursue higher risk, higher reward investments, such as improved and unimproved land where we can obtain reasonably-priced financing for substantially all of a property’s purchase price. We intend to continue the development of apartment properties in selected markets in Texas and in other locations where we believe adequate levels of demand exist. We intend to pursue sales opportunities for properties in stabilized real estate markets where we believe our properties’ value has been maximized. We also intend to be an opportunistic seller of properties in markets where demand exceeds current supply. Although we no longer actively seek to fund or purchase mortgage loans, we may, in selected instances, originate mortgage loans or we may provide purchase money financing in conjunction with a property sale.

Our Board of Directors has broad authority under our governing documents to make all types of investments, and we may devote available resources to particular investments or types of investments without restriction on the amount or percentage of assets that may be allocated to a single investment or to any particular type of investment, and without limit on the percentage of securities of any one issuer that may be acquired. Investment objectives and policies may be changed at any time by the Board without stockholder approval.

The specific composition from time-to-time of our real estate portfolio owned by ARI directly and through our subsidiaries depends largely on the judgment of management to changing investment opportunities and the level of risk associated with specific investments or types of investments. We intend to maintain a real estate portfolio that is diversified by both location and type of property.

Competition

The real estate business is highly competitive and ARI competes with numerous companies engaged in real estate activities (including certain entities described in ITEM 13. “Certain Relationships and Related Transactions, and Director Independence.”), some of which have greater financial resources than ARI. We believe that success against such competition is dependent upon the geographic location of a property, the performance of property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to a property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial, or group users. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also ITEM 1A. “RISK FACTORS.”

To the extent that ARI seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where ARI’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE,” the officers and directors of ARI serve as officers and directors of TCI,

the officers of ARI serve as the officers of IORI and one director of ARI is also a director of IORI. Both TCI and IORI have business objectives similar to ARI’s. ARI’s officers and directors owe fiduciary duties to both IORI and TCI as well as to ARI under applicable law. In determining whether a particular investment opportunity will be allocated to ARI, IORI, or TCI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in ITEM 13. “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE,” ARI competes with affiliates of Prime having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed ARI that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

We have historically engaged in and will continue to engage in certain business transactions with related parties, including but not limited to asset acquisitions and dispositions. Transactions revolving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interests of our company.

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

Risk Factors Related to our Business

Adverse events concerning our existing tenants or negative market conditions affecting our existing tenants could have an adverse impact on our ability to attract new tenants, release space, collect rent or renew leases, and thus could adversely affect cash flow from operations and inhibit growth.

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which the Company has limited or no control, such as:

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

At any time, any tenant may experience a downturn in its business that may weaken its financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to the Company.

If tenants do not renew their leases as they expire, we may not be able to rent the space. Furthermore, leases that are renewed, and some new leases for space that is re-let, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs. Any of these events could adversely affect cash flow from operations and our ability to make distributions to shareholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance, and debt service payments, are not necessarily reduced when circumstances cause a decrease in rental income from the properties.

We may not be able to compete successfully with other entities that operate in our industry.

We experience a great deal of competition in attracting tenants for the properties and in locating land to develop and properties to acquire.

In our effort to lease properties, we compete for tenants with a broad spectrum of other landlords in each of the markets. These competitors include, among others, publicly-held REITs, privately-held entities, individual property owners and tenants who wish to sublease their space. Some of these competitors may be able to offer prospective tenants more attractive financial terms than we are able to offer.

If the availability of land or high quality properties in our markets diminishes, operating results could be adversely affected.

We may experience increased operating costs which could adversely affect our financial results and the value of our properties.

Our properties are subject to increases in operating expenses such as insurance, cleaning, electricity, heating, ventilation and air conditioning, administrative costs and other costs associated with security, landscaping, repairs, and maintenance of the properties. While some current tenants are obligated by their leases to reimburse us for a portion of these costs, there is no assurance that these tenants will make such payments or agree to pay these costs upon renewal or new tenants will agree to pay these costs. If operating expenses increase in our markets, we may not be able to increase rents or reimbursements in all of these markets to offset the increased expenses, without at the same time decreasing occupancy rates. If this occurs, our ability to make distributions to shareholders and service indebtedness could be adversely affected.

Our ability to achieve growth in operating income depends in part on its ability to develop additional properties.

We intend to continue to develop properties where warranted by market conditions. We have a number of ongoing development and land projects being readied for commencement.

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

•

we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•

we may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If we determine to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and we may determine the investment is impaired resulting in a loss;

•	we may expend funds on and devote management’s time to projects which will not be completed;

•

occupancy rates and rents at newly-completed properties may fluctuate depending on various factors including market and economic conditions, and may result in lower than projected rental rates and reduced income from operations.

We face risks associated with property acquisitions.

We acquire individual properties and various portfolios of properties and intend to continue to do so. Acquisition activities are subject to the following risks:

•	when we are able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;

•	acquired properties may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

•

acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

We may acquire properties subject to liabilities and without any recourse, or with limited recourse, with respect to unknown liabilities. However, if an unknown liability was later asserted against the acquired properties, we might be required to pay substantial sums to settle it, which could adversely affect cash flow.

Many of our properties are concentrated in our primary markets and the Company may suffer economic harm as a result of adverse conditions in those markets.

Our properties are located principally in specific geographic areas in the Southwestern, Southeastern, and Midwestern United States. The Company’s overall performance is largely dependent on economic conditions in those regions.

We are leveraged and may not be able to meet our debt service obligations.

We had total indebtedness at December 31, 2007 of approximately $1.2 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.

We rely on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	our own financial structure and performance;

•	the market’s opinion of real estate companies in general;

•	the market’s opinion of real estate companies that own similar properties.

We may suffer adverse effects as a result of terms and covenants relating to the Company’s indebtedness.

Required payments on our indebtedness generally are not reduced if the economic performance of the portfolio declines. If the economic performance declines, net income, cash flow from operations and cash available for distribution to stockholders may be reduced. If payments on debt cannot be made, we could sustain a loss or suffer judgments, or in the case of mortgages, suffer foreclosures by mortgagees. Further, some obligations contain cross-default and/or cross-acceleration provisions, which means that a default on one obligation may constitute a default on other obligations.

We anticipate only a small portion of the principal of its debt will be repaid prior to maturity. Therefore, we are likely to refinance a portion of its outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the maturing debt. If principal balances due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity capital, cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our common stock.

The degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. The degree of leverage could also make us more vulnerable to a downturn in business or the general economy.

An increase in interest rates would increase interest costs on variable rate debt and could adversely impact the ability to refinance existing debt.

We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will the interest costs, which could adversely affect cash flow and the ability to pay principal and interest on our debt and the ability to make distributions to shareholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures.

Unbudgeted capital expenditures or cost overruns could adversely affect business operations and cash flow.

If capital expenditures for ongoing or planned development projects or renovations exceed expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, we might not have access to funds on a timely basis to pay the unexpected expenditures.

Construction costs are funded in large part through construction financing, which the Company may guarantee and the Company’s obligation to pay interest on this financing continues until the rental project is completed, leased up and permanent financing is obtained, or the for sale project is sold or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

We may need to sell properties from time to time for cash flow purposes.

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be limited. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period desired, or whether we will be able to sell the assets at a price that will allow the Company to fully recoup its investment. we may not be able to realize the full potential value of the assets and may incur costs related to the early pay-off of the debt secured by such assets.

The Company intends to devote resources to the development of new projects.

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	we may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	we may not be able to obtain financing on favorable terms for development of a property, if at all;

•	the Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs;

•	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	our real estate assets are concentrated primarily in the Southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

•	changes in interest rates may make the ability to satisfy debt service requirements more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local economic or rent control;

•	acts of terrorism, and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

Real estate investments are illiquid, and the Company may not be able to sell properties if and when it is appropriate to do so.

Real estate generally cannot be sold quickly. We may not be able to dispose of properties promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code may limit our ability to sell properties (without incurring significant tax costs) in some situations when it may be otherwise economically advantageous to do so, thereby adversely affecting returns to stockholders and adversely impacting our ability to meet our obligations.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On December 31, 2007, our portfolio consisted of 110 properties totaling 5.9 million rentable square feet. Our properties consisted of 69 apartments, 9 hotels, and 32 commercial properties consisting of; 18 office buildings, 7 Industrial warehouses, 5 shopping centers, a Merchandise Mart and a Town home. In addition, we own or control 11,000 acres of improved and unimproved land for future development or sale, 19 apartments under construction totaling approximately 3,252 rentable units upon completion. The table below shows information relating to those properties.

Property	Location	Units	Occupancy % 2007
Apartments
Anderson Estates	Oxford, MS	48	98%
Blue Lake Villas	Waxahachie, TX	186	94%
Blue Lake Villas II	Waxahachie, TX	70	94%
Breakwater Bay	Beaumont, TX	176	96%
Bridges on Kinsey	Tyler, TX	232	98%
Bridgestone	Friendswood, TX	76	99%
Capitol Hill	Little Rock, AR	156	94%
Château	Bellevue, NE	115	94%
Château Bayou	Ocean Springs, MS	122	99%
Curtis Moore	Greenwood, MS	104	98%
Dakota Arms	Lubbock, TX	208	98%
David Johnson Phase II	Greenwood, MS	32	91%
David Johnson Phase III	Greenwood, MS	40	98%
DeSoto Ranch	DeSoto, TX	248	96%
Fairway View Estates	El Paso, TX	264	93%
Falcon Lakes	Arlington, TX	248	94%
Fountain Lake	Texas City, TX	166	90%
Foxwood	Memphis, TN	220	81%
Heather Creek	Mesquite, TX	200	94%
Kingsland Ranch	Houston, TX	398	92%
Laguna Vista	Dallas, TX	202	92%
Lake Forest	Houston, TX	240	93%
Legends of El Paso	El Paso, TX	240	87%
Limestone Canyon	Austin, TX	260	95%*
Limestone Ranch	Lewisville, TX	252	95%*
Mariposa Villas	Dallas, TX	216	91%
Mission Oaks	San Antonio, TX	228	93%
Monticello Estates	Monticello, AR	32	97%
Mountain Plaza	El Paso, TX	188	98%
Paramount Terrace	Amarillo, TX	181	92%
Parc at Maumelle	Little Rock, AR	240	92%
Parc at Metro	Nashville, TN	144	98%
Quail Oaks	Balch Springs, TX	131	92%
River Oaks	Wylie, TX	180	97%
Riverwalk I	Greenville, MS	32	91%
Riverwalk II	Greenville, MS	72	96%
Sendero Ridge	San Antonio, TX	384	92%*
Spy Glass	Mansfield, TX	256	93%
Stonebridge at City Park	Houston, TX	240	91%
Tivoli	Dallas, TX	190	94%*
Treehouse	Irving, TX	160	91%
Verandas at City View	Fort Worth, TX	314	95%
Villager	Ft. Walton, FL	33	94%
Vistas at Pinnacle Park	Dallas, TX	332	91%
Vistas at Vance Jackson	San Antonio, TX	240	90%
Westwood	Mary Ester, FL	120	93%
Whispering Pines	Topeka, KS	320	91%
Wildflower Villas	Temple, TX	220	91%
Willow Creek	El Paso, TX	112	90%
Windsong	Ft. Worth, TX	188	93%

	Total Units	9,256

*	These properties are subject to sale per the deposit method.

Property	Location	Sq. Ft.	Occupancy % 2007
Office Buildings
1010 Common	New Orleans, LA	512,593	76%
217 Rampart	New Orleans, LA	11,913	0%
225 Baronne	New Orleans, LA	422,037	0%
305 Baronne	New Orleans, LA	37,081	48%
600 Las Colinas	Las Colinas, TX	510,841	67%
Amoco	New Orleans, LA	378,895	90%
Cooley Building	Farmers Branch, TX	27,000	100%
Eton Square	Tulsa, OK	225,566	90%
Executive Court	Memphis, TN	41,340	0%
One Hickory Centre	Farmers Branch, TX	97,361	97%
Park West I (Browning Place)	Farmers Branch, TX	627,312	100%
Park West (Fenton Centre)	Farmers Branch, TX	696,638	89%
Parkway North	Dallas, TX	69,009	77%
University Square	Anchorage, AK	22,260	100%
Signature Building	Dallas, TX	58,910	0%
Two Hickory Centre	Farmers Branch, TX	97,117	72%
Westgrove Air Plaza	Addison, TX	79,713	80%

		3,915,586

Industrial Warehouses
5360 Tulane	Atlanta, GA	30,000	100%
Addison Hanger	Addison, TX	25,102	100%
Addison Hanger II	Addison, TX	24,000	100%
Clarke Garage	New Orleans, LA	6,869	0%
Encon	Fort Worth, TX	256,584	0%
Space Center	San Antonio, TX	101,500	61%
GNB	Farmers Branch, TX	200,000	93%

		644,055

Shopping Centers
Bridgeview Plaza	LaCrosse, WI	122,205	92%
Cross County Mall	Mattoon, IL	307,266	87%
Cullman	Cullman, AL	92,466	48%
Dunes Plaza	Michigan City, IN	220,461	52%
Willowbrook Village	Coldwater, MI	179,741	91%

		922,139

Merchandise Mart
Denver Mart	Denver, CO	344,975	83%

	Total Commeral SqFt	5,826,755

Single Family Residence
Tavel Circle	Dallas, TX	2,155	100%

Property	Location	Rooms	Occupancy % 2007
Hotels
Akademia	Wroclaw, Poland	165	78%
Comfort Inn	Denver, CO	161	59%
Picadilly Airport	Fresno, CA	185	63%
Château Inn	Fresno, CA	78	57%
Picadilly Shaw	Fresno, CA	194	62%
Picadilly University	Fresno, CA	190	58%

	Total Rooms	973

Held For Sale

Property	Location	Rooms	Occupancy % 2007
Apartments
4400	Midland, TX	92	98%
Arbor Point	Odessa, TX	194	96%
Ashton Way	Midland, TX	178	94%
Autumn Chase	Midland, TX	64	100%
Bay Walk	Galveston, TX	192	91%
Courtyard	Midland, TX	133	96%
Coventry	Midland, TX	120	93%
Fairways	Longview, TX	152	95%
Fountains of Waterford	Midland, TX	172	96%
Governor’s Square	Tallahassee, FL	169	96%
Hunters Glen	Midland, TX	212	96%
Island Bay	Galveston, TX	458	89%
Marina Landing	Galveston, TX	256	89%
Southgate	Odessa, TX	180	98%
Sunchase	Odessa, TX	300	95%
Sunset	Odessa, TX	240	98%
Thornwood	Odessa, TX	109	95%
Westwood	Odessa, TX	79	94%
Woodview	Odessa, TX	232	96%

	Total Units	3,532

Property	Location	Square feet	Occupancy % 2007
Office Building
Lexington Center	Colorado Springs, CO	74,816	24%

Property	Location	Rooms	Occupancy % 2007
Hotels
City Suites	Chicago, IL	45	66%
The Majestic	Chicago, IL	55	59%
Willows	Chicago, IL	52	58%

	Total Rooms	152

Lease Expiration by Year

Year of lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (p.s.f.)	Percentage of total Square Feet
2008	620,873	$7,098,743	$11.43	12.3%
2009	560,062	5,681,790	10.14	11.1%
2010	685,956	6,295,283	9.18	13.6%
2011	369,524	5,942,097	16.08	7.3%
2012	302,931	4,709,950	15.55	6.0%
2013	242,890	3,140,906	12.93	4.8%
2014	140,470	2,598,911	18.50	2.8%
2015	45,709	912,721	19.97	0.9%
2016	120,417	1,998,490	16.60	2.4%
2017	309,817	4,831,251	15.59	6.1%
Thereafter	193,251	3,243,001	16.78	3.8%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2007 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

Property	Location	Acres
Land Tracts
1013 Common	New Orleans, LA	0.41
2301 Valley Branch	Farmers Branch, TX	23.76
Alliance 52	Tarrant County, TX	51.90
Alliance 8	Tarrant County, TX	8.00
Alliance Airport	Tarrant County, TX	12.70
Audubon Terrace	Adams County, MS	48.20
Backlick	Springfield, VA	4.00
Betline 378/Geller Rd	Dallas County, TX	378.83
Bonneau	Dallas County, TX	8.39
Centura	Farmers Branch, TX	10.08
Chase Oaks	Plano, TX	9.93
Circle C Ranch	Austin, TX	1,092.00
Cooks Lane	Ft. Worth, TX	21.90
Creekside Land	Ft Worth, TX	30.00
Croslin	Dallas, TX	0.80
Crowley Land	Ft Worth, TX	24.90
Dalho	Farmers Branch, TX	3.44
Dedeaux Road	Gulfport, MS	10.00
Denton	Denton, TX	15.65
Denton-Andrew B	Denton, TX	22.90
Denton-Andrew C	Denton, TX	5.20
Desoto	Desoto, TX	21.90
Diplomat Drive	Farmers Branch, TX	14.40
Dominion	Dallas, TX	11.65
Elm Fork	Denton County, TX	44.03
Ewing 8	Addison, TX	16.79
Fiesta	San Angelo, TX	0.70
Folsom	Dallas, TX	36.38
Forney land	Kaufman County, TX	34.80
Fort Wayne	Fort Wayne, IN	18.90
Fruitland	Fruitland Park, FL	0.15
GNB Land ARI	Farmers Branch, TX	11.50
GNB Land Edina	Farmers Branch, TX	34.00
Hines Meridan	Las Colinas, TX	36.09
Hollywood Casino	Farmers Branch, TX	28.78
HSM	Farmers Branch, TX	6.16
Jackson Multi-Tract	Jackson, MS	1.71
JHL Connell	Carrollton, TX	3.93
Kaufman Cogen	Kaufman County, TX	2,567.00
Kaufman Taylor	Kaufman County, TX	31.00
Keenan Bridge	Farmers Branch, TX	7.50
Keller Springs Lofts	Addison, TX	7.40
Kelly Lots	Collin County, TX	0.75
Kinwest (Hackberry Creek)	Irving, TX	7.98
Lacy Longhorn	Farmers Branch, TX	17.12
LaDue	Farmers Branch, TX	99.00
Lakeshore Villas	Humble, TX	19.51

Property	Location	Acres
Land Tracts—(Continued)
Lamar/Parmer	Austin, TX	17.07
Las Colinas	Las Colinas, TX	1.57
Las Colinas	Las Colinas, TX	4.70
Las Colinas Apts/Lofts	Irving, TX	4.77
Las Colinas High Rise Apartments	Irving, TX	1.65
Las Colinas High Rise Office	Irving, TX	3.49
Las Colinas Townhomes	Irving, TX	15.56
LCLLP	Las Colinas, TX	45.49
Leone	Irving, TX	8.23
Los Colinas-Walnut Hill	Irving, TX	1.58
Lubbock	Lubbock, TX	2.86
Luna	Farmers Branch, TX	2.60
Mandahl Bay	US Virgin Island	91.10
Manhattan	Farmers Branch, TX	108.90
Mansfield	Mansfield, TX	7.83
Marine Creek	Ft. Worth, TX	44.17
Mason/Goodrich	Houston, TX	13.00
McKinney 36	Collin County, TX	34.48
McKinney Corners II	Collin County, TX	18.53
McKinney Ranch	McKinney, TX	252.90
Meloy	Kent, OH	52.95
Mendoza	Dallas, TX	0.40
Mira Lago	Farmers Branch, TX	4.20
Nashville ARI	Nashville, TN	16.57
Nashville TCI	Nashville, TN	58.62
Ocean Estates	Gulfport, MS	12.00
Pac Trust	Farmers Branch, TX	7.07
Palmer Lane	Austin, TX	367.43
Pantaze	Dallas, TX	6.00
Payne I	Las Colinas, TX	149.70
Pioneer Crossing	Austin, TX	375.80
Pulaski	Pulaski County, AR	21.90
Railroad	Dallas, TX	0.29
Ridgepoint Drive	Irving, TX	0.60
Ritchie Road	Waco, TX	350.70
Seminary West	Ft. Worth, TX	5.36
Senlac	Farmers Branch, TX	11.94
Senlac 3.976	Farmers Branch, TX	3.98
Senlac Hutton	Farmers Branch, TX	5.86
Senlac VHP	Farmers Branch, TX	3.90
Sheffield Village	Grand Prairie, TX	13.90
Siskiyou	Siskiyou County, CA	20.70
Sladek Land	Travis County, TX	63.28
Southwood Plantation	Tallahassee, FL	12.90
Southwood Plantation	Tallahassee, FL	14.52
Texas Land Plaza	Irving, TX	10.33
Thompson	Farmers Branch, TX	3.99
Thompson II	Dallas County, TX	3.32
Tomlin	Farmers Branch, TX	9.20
Valley Ranch	Irving, TX	30.00
Valley Ranch 20	Irving, TX	20.62
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	33.90

Property	Location	Acres
Land Tracts—(Continued)
Valwood	Dallas, TX	235.00
Vineyards II	Grapevine, TX	7.20
Vineyards(Grapevine)	Grapevine, TX	3.94
Vista Ridge	Lewisville, TX	5.18
Waco 151	Waco, TX	151.40
Waco 42	Waco, TX	42.80
Walker	Dallas County, TX	41.79
West End	Dallas, TX	5.50
Whorton	Benton County, AR	79.70
Willowick Land	Pensacola, FL	39.78
Wilmer 88	Dallas, TX	87.60
Windmill Farms	Kaufman County, TX	3,034.51
Woodmont Fairway	Dallas, TX	5.87
Woodmont Galleria East	Dallas, TX	15.00
Woodmont Galleria West	Farmers Branch, TX	9.15
Woodmont Merit Drive	Dallas, TX	9.28

	Total Acres	11,008.23

ITEM 3. LEGAL	PROCEEDINGS

On October 19, 2007, the Company and Basic Capital Management, Inc. (“BCM”) participated in mediation proceedings which resulted in a Stipulation of Settlement with The Fansler Foundation (“Fansler”) in a case then pending in the United States District Court, Eastern District of California. Pursuant to the Stipulation of Settlement (which is now embodied in a final Settlement Agreement and Mutual Release finally executed on January 7, 2008 by the last party), Fansler surrendered, assigned transferred to BCM 1,600,000 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) originally issued to Fansler in exchange for a payment commitment by BCM to Fansler of $26,000,000. $4.5 million was paid by BCM on February 6, 2008, $4 million is to be paid in April 2008 with the balance to be paid in ten quarterly payments of $1,750,000 each beginning June 1, 2008 with 8% simple interest per annum with a provison that if the full outstanding balance is paid on or before September 1, 2008, all interest is waived. BCM became the owner of the 1,600,000 of Series A Stock and has the payment obligation to the plaintiff. The Company is relieved of the payment obligation to the plaintiff unless BCM fails to make a payment. In the event BCM defaults in the payment schedule, the plaintiff is to give notice of default to both BCM and the Company which will then have five business days to cure such default. The Settlement Agreement, which has no effect upon any other holder of Series A Stock issued by the Company, brings an end to litigation existing between the parties since February 2004.

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

The Annual Meeting of Stockholders was held on November 16, 2007, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual Meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for ARI for the fiscal year ending December 31, 2007. At the Meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	10,809,378	65,137
Sharon Hunt	10,810,017	64,498
Robert A. Jakuszewski	10,810,126	64,389
Ted R. Munselle	10,809,998	64,517
Ted P. Stokely	10,809,296	65,219

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2007, and any interim period, at least 10,829,578 votes were received in favor of such proposal, 27,977 votes were received against such proposal, and 16,960 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARI’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL.” The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

Quarter Ended	High	Low
March 31, 2008 (through March 20, 2008)	$8.22	$8.20
December 29, 2007	10.50	7.25
September 26, 2007	8.25	7.00
June 30, 2007	10.00	8.08
March 31, 2007	8.59	7.69
December 30, 2006	9.19	7.50
September 28, 2006	9.05	8.00
June 30, 2006	9.71	8.25
March 31, 2006	10.50	7.51

On March 20, 2008, the closing market price of ARI’s common stock on the New York Stock Exchange was $8.20 per share.

As of March 20, 2008, ARI’s common stock was held by approximately 2,542 stockholders of record.

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARI’s common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends in 2007. Future distributions to common stockholders will be dependent upon ARI’s realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. At December 31, 2007, 3,390,916 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., wholly-owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2006, 5,192,870 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. After December 31, 2005, all outstanding shares of Series C Preferred Stock may be converted into ARI common stock. All conversions of Series C Preferred Stock into ARI common stock will be at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. In January 2006, 1.6 million Class A limited partner units were redeemed for $1,620,880 million in cash. At March 20, 2007, no shares of Series C Preferred Stock was outstanding.

91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At March 20, 2007, no shares of Series D Preferred Stock was outstanding.

500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized under ARI’s Amended Articles of Incorporation, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 20, 2007, no Series E Preferred Stock was outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 20, 2007.

The following table sets forth information regarding purchases made by ARI of shares of ARI common stock on a monthly basis during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30			886,965	113,035
October, 2007	1,300	$7.38	888,265	111,735
November, 2007	2,200	8.38	890,465	109,535
December, 2007	2,600	9.41	893,065	106,935

Total	6,100	$8.39	893,065	106,935

(1)	The repurchase program was announced in September 2000. 1,000,000 shares may be repurchased through the program. The program has no expiration date.

Performance Graph

The following graph compares the cumulative total stockholder return on ARI’s shares of common stock with the Dow Jones Equity Market Index (“Dow Jones US Total Market”) and the Dow Jones Real Estate Investment Index (“Dow Jones US Real Estate”). The comparison assumes that $100 was invested on December 31, 2002 in shares of common stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

	12/02	12/03	12/04	12/05	12/06	12/07
American Realty Investors, Inc.	100.00	112.86	119.90	99.13	97.28	121.14
Dow Jones US	100.00	130.75	146.45	155.72	179.96	190.77
Dow Jones US Real Estate	100.00	136.90	179.63	196.94	266.84	218.41

ITEM 6. SELECTED	FINANCIAL DATA

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
EARNINGS DATA
Total Operating Revenues	$176,930	$147,563	$123,147	$28,909	$31,382
Total Operating Expenses	(167,748)	(142,597)	(123,435)	(62,324)	(63,167)

Operating (loss)/income	9,182	4,966	(288)	(33,415)	(31,785)
Other income (expense)	(45,589)	(38,859)	(47,265)	(27,880)	(23,417)

Loss before gain on real estate sales, minority interest, and equity in earnings of investees	(36,407)	(33,893)	(47,553)	(61,295)	(55,202)
Gain on land sales	20,468	23,973	39,926	11,781	43,831
Minority interest	(2,652)	672	(3,056)	(7,270)	(771)
Equity in income (loss) of investees	286	1,540	397	(41)	(4,441)
Income Tax benefit	15,703	7,271	20,196	31,507	9,956

Net Income (loss) from continuing operations	(2,602)	(437)	9,910	(25,318)	(6,627)
Net Income (loss) from discontinued operations	29,164	13,503	37,507	58,512	18,490

Net Income (loss)	26,562	13,066	47,417	33,194	11,863
Preferred dividend requirement	(2,490)	(2,491)	(2,572)	(2,601)	(2,351)

Income (loss) applicable to common shares	$24,072	$10,575	$44,845	$30,593	$9,512

PER SHARE DATA
Basic earnings per share
Net Income (loss) from continuing operations	$(0.50)	$(0.29)	$0.72	$(2.63)	$(0.83)
Net Income (loss) from discontinued operations	2.85	1.33	3.70	5.53	1.71

Net Income (loss) applicable to common shares	$2.35	$1.04	$4.42	$2.90	$0.88

Weighted Average shares outstanding	10,227,593	10,149,000	10,149,000	10,559,571	10,789,352

Diluted earnings per share
Net Income (loss) from continuing operations	$(0.50)	$(0.29)	$0.56	$(2.63)	$(0.83)
Net Income (loss) from discontinued operations	2.85	1.33	2.86	5.53	1.71

Net Income (loss) applicable to common shares	$2.35	$1.04	$3.42	$2.90	$0.88

Weighted Average shares outstanding	10,227,593	10,149,000	13,106,000	10,559,571	10,789,352

BALANCE SHEET DATA
Real Estate, net	$1,485,859	$1,272,424	$1,113,105	$983,422	$1,054,835
Notes and interest receivable, net	83,467	52,631	81,440	72,661	70,595
Total Assets	1,777,854	1,493,671	1,345,795	1,190,843	1,240,880
Notes and interest payable	1,400,877	1,124,765	1,021,822	939,921	986,769
Stock-secured notes payable	17,546	22,452	22,549	18,663	21,194
Stockholder’s equity	192,386	160,489	148,397	103,009	76,871
Book value per share	$18.81	$15.81	$12.80	$8.89	$6.75

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ARI subsidiaries owned approximately 82% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. See Note 1 to the Consolidated Financial Statements. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At December 31, 2007, TCI owned approximately 25% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange. In addition, TCI owns 746,972 shares of common stock of ARI.

ARI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. ARI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARI acquires land primarily in in-fill locations or high-growth suburban markets. ARI is an active buyer and seller and during 2007 acquired over $145 million and sold over $181 million of land and income-producing properties. As of December 31, 2007, the Company owned approximately 12,788 units in 69 residential apartment communities, 31 commercial properties comprising almost 5.8 million rentable square feet and 9 hotels containing a total of 1,125 rooms. In addition, at December 31, 2007, ARI owned 11,000 acres of land held for development and had over 2,400 apartment units in 19 projects under construction. The Company currently owns income-producing properties and land in 19 states as well as in the U.S. Virgin Islands and Wroclaw, Poland. ARI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. ARI finances it development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. ARI is advised by Prime under a contractual arrangement that is reviewed annually by ARI’s Board of Directors. ARI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 62% of ARI’s common stock is owned by BCM; an additional 13% is owned by Prime and TCI owns approximately seven percent of the outstanding common shares of ARI. Other affiliated companies own approximately two percent of ARI’s outstanding common shares. ARI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS 141, we recognize rental revenue of acquired in-place “above-”and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005.

At December 31, 2007, 2006, and 2005, we owned or had interests in a portfolio (the Total Property Portfolio) of 110, 130, and 116 income producing properties, respectively.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006.

We define Same Property Portfolio for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period being compared. A stabilized property is defined as a newly developed project whose occupancy has reached greater than approximately 85%. The Same Property Portfolio consists of 51 apartments, 27 commercial properties, and 6 hotels.

We had net income of $24.1 million in 2007, which includes gains of land sales of $20.5 million, and net income from discontinued operations of $29.1 million, compared to net income of $10.5 million in 2006, including gains on land sales totaling $23.9 million and net income from discontinued operations of $13.5 million.

Rents and other property revenues were $176.9 million in 2007 as compared to $147.6 million in 2006 and an increase of $29.3 million. Rents and other property revenues from our same property portfolio was $136.7 million in 2007 as compared to $136.1 million in 2006, an increase of $600.000. This was due to an increase in apartments and hotel revenues of $2.5 million and $400,000, respectively, offset by a decrease in commercial property revenues of $2.3 million. The remaining increase of $28.8 million was due to revenues associated with the acquisition of commercial (ParkWest I & II) and hotel properties of $22.0 million and $2.2 million, respectively, and developed properties of $5.8 million, offset by a decrease in revenues from land and other of $1.2 million.

Property operations expenses were $112.5 million in 2007 as compared to $98.6 million in 2006, an increase of $13.9 million. Property operations expenses from our same property portfolio were $85.0 in 2007 as compared to 86.3 million in 2006, a decrease of $1.3 million. This is attributable to a decrease in the operating costs of our hotels and apartments of $1.8 million and $100,000 respectively, offset by an increase in our commercial portfolio of $600,000. The remaining increase of $15.2 million is from the acquisition of commercial properties of $9.4 million, increased costs in our hotel operations in Poland of $2.2 million, Developed properties of $3.3 million, and land holding and other costs of $300,000.

Depreciation and amortization expenses were $24.4 million in 2007 as compared to $21.9 million in 2006, an increase of $2.5 million. The acquisition of the Park West I & II building increase depreciation by $2.5 million. The completion of Developed Properties not stabilized accounted for another $1.0 million of depreciation expense. This was offset by a decrease of ($1.0 million) from the Same Property Portfolio which consisted of; an increase in apartments of $148,000, a decrease in Commercial of ($1.2 million), and a decrease in Hotels of (77,000).

General and administrative expenses were $15.9 million in 2007 as compared to $9.3 million in 2007, an increase of $6.6 million. The 2007 amount includes 2.0 million in legal settlement fees, and higher cost reimbursements to the advisor. The 2006 amount includes credits for litigation reimbursements of $3.3 million, and overall lower legal and professional fees.

Advisory fees to affiliate were $14.9 million in 2007 as compared to 12.7 million in 2006, an increase of $2.2 million. The increase was due to was due to higher gross assets in 2007 than 2006.

Gain on foreign currency translation was $2.4 million in 2007 as compared to $2,000 in 2006, an increase of $2.4 million. The increase was due to the translation of currency associated with our hotel in Poland. The devaluation of the dollar has increased the gain on our currency translation.

Mortgage loan interest expenses were $89.8 million in 2007, as compared to $67.9 million in 2006, an increase of $21.9 million. The increase is due increase in debt due to refinancings, new loans on acquisitions, and construction draws. Refinancings on the Same Property Portfolio accounted for $4.4 million of the increase, which consists of: Apartments $1.2 million and Hotels $3.2 million. The refinancing of land accounted for $6.3 million. Additional debt incurred in the acquisition of commercial properties accounted for $6.5 million, and Construction draws accounted for $3.3 million.

Gain on involuntary conversion was $34.7 million in 2007 as compared to 20.5 million in 2006, an increase of 14.2 million. The gain of $34.7 million in 2007 relates to the subsequent collection of insurance proceeds from the damages sustained at our new Orleans commercial properties from Hurricane Katrina during 2005. In the prior year, we recorded a gain of 20.5 million from the collection of insurance proceeds related to Hurricane Katrina. The remaining $2.2 million gain on involuntary conversion relates to various individual claims under $500,000 each related to collections of insurance proceeds.

In 2007, we determined that an impairment write down was need for the Executive Court of $206,000 and the Encon Warehouse of $797,000. There were no impairments in 2006.

In 2007, we paid $1.3 million in expense towards the settlement of the Sunset litigation that were not previously accrued. The Sunset litigation was settled September 18, 2007. There were no significant litigation settlement expenses in 2006.

Gain on land sales was $20.5 million in 2007 as compared to $24.0 million in 2006. In 2007, we sold 252 acres of land in 18 separate transactions with an aggregate sales price of $36.0 million, receiving $13.1 million in cash. The average sales price was $142,000 per acre. The sales relate to the land properties known as; Desoto Ranch(easement), 28.9 acres of McKinney Ranch, 3.4 acres Mandahl Bay, 2.3 acres West End, 3.0 acres Miro Lago, 4.0 acres Hines Meridian, 86.0 acres RB, 4.6 acres Grapevine Vineyards, 75.4 acres Metro Center, 1.2 acres Katrina, 39.2 acres Windmill Farm, and 4.0 acres Vista Ridge. In 2006, we sold 317 acres of land in 19 separate transactions for at an average sales price of $195,000 per acre.

Net income from discontinued operations was $29.2 million in 2007 as compared $13.5 in 2006. For 2007 and 2006, income from discontinued operations relates to 59 properties of which 20 were sold in 2006, 18 sold in 2007 and 21 were held for sale and subsequently sold in 2008.

	For the twelve months ending Dec 31,
	2007	2006
Revenue
Rental	$41,541	$52,346
Restaurant Income	—	34,199

Total Income	41,541	86,545

Cost of Sales
Property operations	29,626	36,427
Restaurant Expenses	—	25,503

Total Expenses	29,626	61,930

	11,915	24,615

Other
Interest	(15,804)	(15,403)
G&A	(82)	(3,467)
Depreciation	(4,537)	(7,130)

Income (Loss) from Disc Operations	(8,508)	(1,385)
Gain on sale of discontinued operations	53,375	22,159

Income (Loss) from Disc Operations	44,867	20,774
Tax Expense (Benefit)	(15,703)	(7,271)

Net Income (loss)	$29,164	$13,503

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005.

We define Same Property Portfolio for each income-producing asset type (apartments, commercial properties and hotels) as properties with stabilized occupancy owned and operated for the entire two-year period being compared. The Same Property Portfolio consists of 67 apartments, 27 commercial properties, and 11 hotels.

ARI had net income applicable to common shares of $10.5 million in 2006, including gains on land sales totaling $24.0 million and net income from discontinued operations of $13.5 million, compared to net income applicable to common shares of $44.8 million in 2005, including gains on land sales of $39.9 million and income from discontinued operations of $37.5 million.

Rents and other property revenues were $147.6 million in 2006 as compared to $123.1 million in 2005, an increase of $24.5 million. Rents and other property revenues from our same property portfolio was $136.1 in 2006 as compared to $116.8 in 2005, an increase of $19.3 million. This is attributable to an overall increase in rents from apartments, commercial properties and hotels of $10.6 million, $8.0 million, and $700,000, respectively. The remaining $5.2 million is due to the acquisition of commercial properties (ParkWest I & II) and hotel properties of $2.4 and $1.0 million, respectively. In addition, revenues from developed properties and land increased $1.5 million and $300,000, respectively.

Property operations expense were $98.6 million in 2006 as compared to $82.6 million in 2005, an increase of $16.0 million. Property operations expense from the same property portfolio was 85.8 million in 2006 as compared to $72.5 million in 2005, an increase of $13.3 million. This increase is attributable to an overall increase in costs across the board on all of our apartments, commercial and hotel properties of $4.8 million, $7.4 million, and $1.1 million, respectively. The remaining $2.7 million Is due to costs from acquired properties and develop properties of $1.4 million and $1.4 million, respectively.

Depreciation and amortization expenses were $21.9 million in 2006 as compared to $17.4 million in 2005, an increase of $4.5 million. Depreciation for the Same Property Portfolio increased $3.9 million, which consisted of: Apartment Portfolio of $1.9 million, Commercial Portfolio of 1.8 million, and Hotel Portfolio of $300,000. The increases were due to depreciation associated with the purchase new assets. The remaining increase is due the depreciation of $300,000 on land improvements, and $300,000 on the acquisition of properties within the commercial Portfolio in the current year.

General and administrative expenses were $9.3 million in 2006 as compared to $14.0 million in 2005. The decrease in 2006 was due to lower legal and professional fees and reduced state income tax expense, combined with the proceeds of a litigation settlement received in 2006.

Advisory fee expense were $12.7 million in 2006 as compared to $9.3 million in 2005. The increase from 2005 was due to higher gross assets in 2006 and a 2005 refund of 2004 Advisor cost reimbursements received from Prime. ARI’s advisory agreement with Prime limits the amount of cost reimbursements payable by ARI to Prime. See NOTE 12. “ADVISORY AGREEMENT.”

Mortgage and loan interest expenses were $67.9 million in 2006 as compared to $50.7 in 2005, an increase of $17.2 million. Refinancing of existing debt within the Same Property Portfolio accounted for $5.2 million of the increase which consisted of; Apartment Portfolio of $2.4 million and the Commercial Portfolio of $2.7 million. The acquisition of a commercial building accounted for $400,000. The refinancings and increases in variable interest rates on the land Portfolio accounted for $11.6 million.

The 2006 gain on involuntary conversion of $20.5 million relates to damage sustained at the Company’s New Orleans commercial properties from Hurricane Katrina during 2005. ARI’s 225 Baronne property was closed immediately after the storm and the Company intends to redevelop 225 Baronne as a residential property. ARI’s 1010 Common and Amoco buildings suffered hurricane damage as well but have been repaired and have reopened. 1010 Common is presently 77% occupied and Amoco is 89% occupied. In 2005, the Company received $4.2 million in business interruption insurance proceeds, which was included in 2005 rental revenues. ARI received approximately $45 million of insurance proceeds in 2006, of which $4.0 million related to business interruption claims and has been included in 2006 rental revenues.

Gain on land sales were $23.9 million in 2006 as compared to 39.9 million in 2005, a decrease of $16.0 million. During 2006, ARI sold approximately 318 acres of land in 19 separate transactions at an average sales price of $347,000 per acre. The largest land sales in 2006 were the sale of a) 123.9 acres in McKinney, Texas for $134,000 per acre, generating net cash proceeds of $6.0 million and a recognized gain of $3.4 million and b) 44.5 acres in McKinney, Texas for $231,000 per acre, generating net cash proceeds of $10.0 million and a recognized gain of $5.3 million. In 2005, the Company sold 411 acres of land in 27 separate transactions at an average sales price of $235,000 per acre, generating net cash proceeds of $23.8 million.

Minority interest was $672,000 in 2006 compared to $(3.1) million in 2005. Fully consolidated ventures where ARI owns less than 100 percent ownership swung to a net loss in 2006 compared to net income in 2005.

Income from discontinued operations was $13.5 million in 2006 as compared to $37.5 million in 2005. For 2006 and 2005, income from discontinued operations relates to 71 properties of which 21 were held for sale and sold in 2008, 10 sold in 2007, 20 sold in 2006 and 21 sold in 2005. A summary of the discontinued operations for 2006 and 2005 is listed below:

	For the twelve months ending Dec 31,
	2006	2005
Revenue
Rental	$52,346	$64,152
Restaurant Income	34,199	36,818

Total Income	86,545	100,970

Cost of Sales
Property operations	36,427	47,439
Restaurant Expenses	25,503	27,905

Total Expenses	61,930	75,344

	24,615	25,626

Other
Interest	(15,403)	(20,338)
G&A	(3,467)	(3,643)
Depreciation	(7,130)	(6,559)

Income (Loss) from Disc Operations before income tax	(1,385)	(4,914)
Gain on sale of discontinued operations	22,159	62,617

Income (Loss) from Disc Operations	20,774	57,703
Tax Expense (Benefit)	(7,271)	(20,196)

Net Income (loss)	$13,503	$37,507

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans;

•	fund possible property acquisitions

Our principal sources of cash have been and will continue to be property operations, proceeds from land and income-producing property sales, collection of mortgage notes receivable, collections of receivables from affiliated companies, refinancing of existing debt and additional borrowings, including mortgage notes payable, lines of credit. We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2007, along with cash that will be generated in 2008 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “item 8”. Consolidated Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $11.6 million at December 31, 2007 as compared to $7.0 million at December 31, 2006, an increase in cash of $4.6 million. The increase was the results of a decrease in cash from operating activities of ($23.5) million, a decrease in cash from investing activities of ($224.5) million, and an increase in cash from financing activities of $252.5 million.

Our cash from operating activities which consists primarily of income from the operations of our Apartments, Hotels, and Commercial properties was not sufficient to support our current operations. We had a cash shortfall of ($23.5) million in 2007. This was primarily due to our increased costs associated with land holding costs, increased interest rates on existing debt, and the increased interest expense associated with the acquisition of new and refinanced debt. Management anticipates on selling selected land tracts and income producing properties to finance our continuing operations. In the past, management has been successful at meeting our cash flow needs.

Our primary use of cash was for investing activities of ($224.5) million. We currently have 19 apartment communities under construction, which used ($204.7) million in cash for construction and development. We purchased 677 acres of land using ($25.0) million in cash, and two commercial buildings using ($114.3) million in cash. These cash requirements were partially funded from the sale of income producing properties providing $55.3 million in cash, which included the sale of one Hotel, four Commercial buildings, and seven apartments. In addition, we sold 252 acres of land providing $65.5 million in cash proceeds. We also invested $15.1 million in cash on improvements on existing income producing properties.

Our financing activities provided us with $252.5 million in cash. Our primary source of cash was from new and refinanced debt, which provided us with $529.1 million in cash. We refinanced 30 existing mortgage notes payable and obtained 12 new notes associated with the purchase of ten tracts of land and two buildings. This was offset by payments on maturing notes of $240.2 million.

We anticipate that funds from existing cash resources, aggressive sales of land and selected income producing property sales, refinancing of real estate, and borrowings against our real estate will be sufficient to meet the cash requirements associated with our current and anticipated level of operations, maturing debt obligations and existing commitments. To the extent that our liquidity permits or financing sources are available, We will continue to make investments in real estate, primarily in improved and unimproved land, real estate entities and marketable equity securities, and will develop and construct income-producing properties.

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

In 2007, ARI declared dividends to its preferred stockholders totaling $2.5 million, of which approximately $1 million was paid.

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

Contractual Obligations

ARI has contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates ARI’s expected contractual obligations and commitments subsequent to December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)
Long-Term Debt Obligations	$1,382,613	$434,900	$250,074	$125,404	$572,235
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s	3,067	3,067	—	—	—
Balance Sheet under GAAP	—	—	—	—	—

Total	$1,385,680	$437,967	$250,074	$125,404	$572,235

(1)	ARI’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

ARI’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the change in the market rates and prices and the affect of the changes on the future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

ARI is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. ARI does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. ARI’s interest rate sensitivity position is managed by ARI’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARI’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of ARI’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on ARI’s financial statements of refinancing fixed debt that matured during 2007 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates. If market interest rates for variable rate debt average 100 basis points more in 2008 than they did during 2007, ARI’s interest expense would increase and net income would decrease by $2.3 million. This amount is determined by considering the impact of hypothetical interest rates on ARI’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARI’s financial structure.

The following table contains only those exposures that existed at December 31, 2007. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. All Dollars are in thousands.

	2008	2009	2010	2011	2012	Thereafter	Total
Assets
Marketable securities at fair value							$14,442
Notes Receivable
Variable interest rate-fair value							$23,875
Instrument’s maturities	$5,633	$13,561	$6,553	$—	$—	$—	$25,747
Instrument’s amortization	—	—	—	—	—	—	—
Interest	2,712	1,889	331	—	—	—	4,932
Average rate	9.6%	9.0%	8.8%	0.0%	0.0%	0.0%
Fixed interest rate-fair value							$—
Instrument’s maturities	$19,449	$6,430	$9,323	$627	$—	$24,981	$60,810
Instrument’s amortization	6	—	—	—	—	—	6
Interest	4,917	4,053	3,341	3,211	3,157	5,878	24,557
Average rate	11.0%	12.1%	12.8%	13.8%	13.8%	9.4%
Liabilities
Notes Payable
Variable interest rate-fair value							$387,349
Instrument’s maturities	$180,534	$80,492	$39,187	$12,031	$4,340	$27,736	$344,320
Instrument’s amortization	39,136	2,960	800	729	354	10,889	54,868
Interest	23,152	8,474	6,000	3,491	2,858	15,738	59,713
Average rate	8.0%	7.7%	7.6%	7.6%	12.3%	—
Fixed interest rate-fair value							$—
Instrument’s maturities	$197,411	$50,420	$23,908	$19,276	$63,493	$89,501	$444,009
Instrument’s amortization	38,211	40,023	12,284	12,505	12,675	444,109	559,807
Interest	68,553	50,911	43,605	37,803	34,290	481,629	716,791
Average rate	8.1%	10.3%	9.5%	7.2%	7.9%	—

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2007. American Realty Investors, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 21, American Realty Investors, Inc.’s management intends to sell land and income producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Farmer, Fuqua & Huff, PC

Plano, Texas

March 31, 2008

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Assets
Real estate held for investment	$1,508,815	$1,249,833
Less—accumulated depreciation	(148,404)	(178,029)

	1,360,411	1,071,804
Real estate held for sale, net of depreciation	61,128	134,593
Real estate subject to sales contracts	64,320	66,027
Notes and interest receivable
Performing ($16,485 in 2007 and 25,578 in 2006 from affiliates)	69,977	50,668
Non-performing ($16,246 million in 2007 and $2,963 in 2006 from affiliates)	16,468	2,963

	86,445	53,631
Less—allowance for estimated losses	(2,978)	(1,000)

	83,467	52,631
Marketable securities, at market value	13,157	9,038
Cash and cash equivalents	11,560	7,035
Restricted cash	2,556	6,000
Investments in equity investees	23,867	25,056
Other assets ($54,439 in 2007 and $52,793 in 2006 from affiliates)	157,388	121,487

	$1,777,854	$1,493,671

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable ($8,269 in 2007 and $7,499 in 2006 to affiliates)	$1,221,987	$1,022,370
Liabilities related to assets held-for-sale	116,377	43,579
Liabilities subject to sales contracts	62,513	58,816
Stock-secured notes payable	17,546	22,452
Accounts payable and other liabilities ($1,873 in 2007 and $10,452 in 2006 to affiliates)	104,884	107,771

	1,523,307	1,254,988
Commitments and contingencies

Minority interest	62,161	78,194
Stockholders’ equity
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,316 shares in 2007 and 2006 (liquidation preference $33,909), including 900,000 shares in 2007 and 2006 held by subsidiaries	4,979	4,979
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares in 2007 and 2006	114	114
Treasury stock, at cost;1,129,530 and 1,443,272 shares in 2007 and 2006, respectively	(12,664)	(15,146)
Paid-in capital	100,277	93,378
Retained earnings	99,452	75,380
Accumulated other comprehensive income (loss)	228	1,784

	192,386	160,489

	$1,777,854	$1,493,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31, 2007
	2007	2006	2005
	(dollars in thousands)
Revenues:
Rental and other property revenues ($1,197 in 2007, $1,423 in 2006 and $1,091 in 2005 from affiliates)	$176,930	$147,563	$123,147

Expenses:
Property operating expenses ($9,239 in 2007, $8,212 in 2006 and $5,182 in 2005 from affiliates)	112,454	98,649	82,638
Depreciation and amortization	24,430	21,949	17,421
General and administrative ($3,657 in 2007, $4,481 in 2006 and $4,407 in 2005 from affiliates)	15,966	9,321	14,040
Advisory fee to affiliate	14,898	12,678	9,336

Total operating expenses	167,748	142,597	123,435

Operating income (loss)	9,182	4,966	(288)

Other income (expense):
Interest income ($1,196 in 2007, $2,692 in 2006 and $2,379 in 2005 from affiliates)	6,156	6,000	5,439
Gain on foreign currency transaction	2,368	2	292
Other income	8,406	6,181	2,652
Mortgage and loan interest ($603 in 2007, $1,857 in 2006 and $2,510 in 2005 from affiliates)	(89,848)	(67,904)	(50,663)
Net income fee to affiliate	514	(972)	(3,712)
Incentive fee to affiliate	(5,599)	(1,490)	(1,128)
Discount on notes receivable	0	(1,170)	(15)
Gain on involuntary conversion	34,771	20,479	0
Provision for impairment	(1,003)	0	0
Litigation settlement	(1,354)	15	(130)

Total other income (expense)	(45,589)	(38,859)	(47,265)

Loss before gain on land sales, minority interest, and equity in earnings of investees	(36,407)	(33,893)	(47,553)
Gain on land sales	20,468	23,973	39,926
Minority interest	(2,652)	672	(3,056)
Equity in income (loss) of investees	286	1,540	397

Income (loss) from continuing operations before income tax benefit	(18,305)	(7,708)	(10,286)
Income tax benefit (expense)	15,703	7,271	20,196

Net income (loss) from continuing operations	(2,602)	(437)	9,910

Income from discontinued operations before tax expense	44,867	20,774	57,703
Income tax benefit (expense)	(15,703)	(7,271)	(20,196)

Net income (loss) from discontinuing operations	29,164	13,503	37,507

Net income	26,562	13,066	47,417
Preferred dividend requirement	(2,490)	(2,491)	(2,572)

Net income applicable to common shares	$24,072	$10,575	$44,845

Earnings per share—basic
Income (loss) from continuing operations	$(0.50)	$(0.29)	$0.72
Discontinued operations	2.85	1.33	3.70

Net income applicable to common shares	$2.35	$1.04	$4.42

Earnings per share—diluted
Income (loss) from continuing operations	$(0.50)	$(0.29)	$0.56
Discontinued operations	2.85	1.33	2.86

Net income applicable to common shares	$2.35	$1.04	$3.42

Weighted average common share used in computing earnings per share	10,227,593	10,149,000	10,149,000
Weighted average common share used in computing diluted earnings per share	10,227,593	10,149,000	13,106,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
	(dollars in thousands)
Balance, January 1, 2005	$5,139	$100	$114	$(15,146)	$94,416	$19,934	$(1,548)	$103,009
Unrealized gain on foreign currency translation	—	—	—	—	—	—	935	935
Unrealized gain on marketable securities	—	—	—	—	—	—	866	866
Net income	—	—	—	—	—	47,417	—	47,417
Common Stock dividends (pre- merger)	—	—	—	—	—	(1)	—	(1)
Repurchase of series A preferred stock	(157)	—	—	—	(1,027)	27	—	(1,157)
Repurchase of series E preferred stock	—	(100)	—	—	—	—	—	(100)
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	(2,550)	—	(2,550)
Series E preferred stock cash dividend ($0.60 per share)	—	—	—	—	—	(22)	—	(22)

Balance, December 31, 2005	$4,982	$—	$114	$(15,146)	$93,389	$64,805	$253	$148,397
Unrealized gain on foreign currency translation	—	—	—	—	—	—	(790)	(790)
Unrealized gain on marketable securities	—	—	—	—	—	—	2,321	2,321
Net income	—	—	—	—	—	13,066	—	13,066
Repurchase of series A preferred stock	(3)	—	—	—	(11)	—	—	(14)
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	(2,491)	—	(2,491)

Balance, December 31, 2006	$4,979	$—	$114	$(15,146)	$93,378	$75,380	$1,784	$160,489
Unrealized gain on foreign currency translation	—	—	—	—	—	—	(5,983)	(5,983)
Unrealized gain on marketable securities	—	—	—	—	—	—	4,427	4,427
Unrealized gain	—		—	—	—	—	—	—
Net income	—	—	—	—	—	26,562	—	26,562
Acquisition of Minority Interest	—	—	—	—	6,899	—	—	6,899
Sale of Common Stock	—	—	—	3,779	—	—	—	3,779
Cancelled Preferred shares	—		—	—	—	—	—	—
Repurchase of Common Stock	—	—	—	(1,297)	—	—	—	(1,297)
Series B preferred stock dividend	—	—	—	—	—	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	(2,490)	—	(2,490)

Balance, December 31, 2007	$4,979	$—	$114	$(12,664)	$100,277	$99,452	$228	$192,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007
	2007	2006	2005
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$24,072	$10,575	$44,845
Adjustments to reconcile net loss applicable to common shares to net cash (used in)/provided by operating activities:
Gain on sale of land	(20,468)	(23,973)	(20,777)
Depreciation and amortization	28,967	32,524	28,887
Discount on sale of notes receivable	—	1,183	15
Amortization of deferred borrowing costs	7,157	3,049	6,671
Equity in (income) loss of investees	(286)	(1,540)	(397)
Gain (loss) on foreign currency transaction	(2,368)	(2)	(292)
Gain on sale of income producing properties	(53,375)	(22,159)	(62,617)
Provision for asset impairment	1,003	—	—
(Increase) decrease in assets:
Accrued interest receivable	(2,347)	1,022	1,008
Other assets	3,935	(2,918)	(8,322)
Prepaid expense	(1,890)	—	—
Escrow	(1,022)	—	—
Earnest Money	6,544	(9,386)	(2,670)
Rent receivables	(7,641)	—	—
(Increase) decrease in liabilities:
Accrued interest payable	(5,556)	2,233	(1,984)
Minority interest	2,652	(5,551)	1,469
Other liabilities ($14,500 in 2007, $10,542 in 2006, and $2,110 in 2005 from affiliates)	(2,888)	(10,503)	24,006

Net cash (used in) provided by operating activities	$(23,511)	$(25,446)	$9,842

Cash Flow From Investing Activities:
Collections on notes receivables($2,248 in 2007, $1,931 in 2006, and $2,490 in 2005 from affiliates)	$8,186	$12,368	$6,277
Proceeds from sale of notes receivable	10,126	6,828	33,265
Funding of notes receivable	(1,770)	(5,060)	(12,139)
Acquisition of land held for development	(24,965)	—	—
Proceeds from sales of income producing properties	55,256	66,722	166,254
Proceeds from sale of land	65,516	4,617	—
Investment in unconsolidated real estate entities	960	(44,293)	(4,849)
Improvement to land held for development	(3,728)	—	—
Improvement of income producing properties	(15,135)	(567)	(59,806)
Investments in marketable equity securities	—	—	84
Construction and development of new properties	(204,672)	—	—
Acquisitions of income producing properties	(114,258)	(142,527)	(170,333)

Net cash used in investing activities	$(224,484)	$(101,912)	$(41,247)

Cash Flow From Financing Activities:
Proceeds from notes payable	$529,058	$245,848	$227,877
Recurring amortization of principal on notes payable	(12,872)	—	—
Increase in due from affiliates	(11,601)	(9,927)	(32,827)
Payments on maturing notes payable	(240,209)	(102,940)	(170,228)
Deferred financing costs	(10,394)	(6,477)	(4,417)
Restricted cash	3,444	(6,000)	—
Secured stock borrowings	(4,906)	—	3,878
Purchase of treasury stock	—	(15)	(1,375)

Net cash provided by financing activities	$252,520	$120,489	$22,908

Net increase (decrease) in cash and cash equivalents	4,525	(6,869)	(8,497)
Cash and cash equivalents, beginning of period	7,035	13,904	22,401

Cash and cash equivalents, end of period	$11,560	$7,035	$13,904

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

Certain balances for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as non-controlling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its financial position and results of operations.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based employee compensation.    The Company previously accounted for its stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company previously based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS 123(R) effective January 1, 2006 using the modified-prospective method and applied the provisions of SFAS 123(R) to all share-based compensation. All of ARI’s stock options were fully vested as of January 1, 2006 and ARI had no outstanding stock option grants that were modified or settled after January 1, 2006; therefore, the adoption of SFAS 123(R) had no material effect on the Company’s results of operations for the year ended December 31, 2007. The director’s stock option plan was terminated in December of 2005.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    REAL ESTATE

A summary of our real estate transactions for the year ended December 31, 2007 is listed below:

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Development	Property Sales	Impairment Charges	Reclassifications and Other Adjustments	Cost 12/31/2007	Accumulated Depreciation 12/31/2007
Apartments	$474,481	$3,974	$59	$—	$89,985	$(3,560)	$(1,003)	$(48,404)	$515,532	$41,939
Apartments under construction	61,583	—	—	172,581	(89,985)	—	—	9,035	153,214	70
Other developments in progress	78,230	—	—	32,091	—	—	—	—	110,321	—
Commercial properties	348,080	110,284	9,789	—	—	(51,696)	—	30,646	447,103	89,820
Hotels	85,681	—	5,287	—	—	—	—	(2,430)	88,538	16,382
Land held for development	201,778	24,965	3,728	—	—	(18,241)	—	(18,123)	194,107	193

Real estate held for investment	$1,249,833	$139,223	$18,863	$204,672	$—	$(73,497)	$(1,003)	$(29,276)	$1,508,815	$148,404

Real estate held for sale	$157,546	$—	$—	$—	$—	$(70,499)	$—	$(3,663)	$83,384	$22,256

Real estate subject to sales contract	$73,033	$—	$—	$—	$—	$—	$—	$—	$73,033	$8,713

Park West I & II

On January 19, 2007, we acquired a 383,114 and a 707,599 square foot office building in Farmers Branch, Texas known as Park West I and Park West II, respectively and a 4.7-acre tract of undeveloped land at an aggregate purchase price of $107.1 million. The acquisition was financed with $10.1 million in cash and $97.0 million in new debt. Two separate notes were obtained on this acquisition; a $35.0 million note which accrues interest at 6.06% maturing January 2009 and a $62.0 million note which accrues interest at a variable rate (currently 9.32%) maturing January 2013.

Bluffs at Vista Ridge

On February 16, 2007, we sold the Bluffs at Vista Ridge a 272-unit apartment complex in Lewisville, Texas for $24.6 million. The proceeds were used to pay down the existing mortgage of $15.5 million receiving $9.1 million in cash. A gain of $3.6 million was recorded on this sale.

Hines Meridian

On May 8, 2007, we acquired 40.1 acres of land in Las Colinas, Texas known as Hines Meridian for $7.9 million. The purchase was financed with $2.9 million in cash and a note payable of $5.0 million. The note accrues interest at 9.25% and matures in June 2010.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Durham Center

On June 26, 2007, we sold the Durham office building, a 207,171 square foot commercial building located in Durham North Carolina for $19.2 million, recording a gain of $1.7 million. We received $3.4 million in cash after paying off the existing debt and closing costs.

Forum Office Building

On July 27, 2007, we sold the Forum Office Building in Richmond, Virginia, a 79,791 square foot commercial building, for $9.4 million, recording a $3.4 million gain on sale. We received $3.1 million in cash after paying off the $5.9 million mortgage and $400,000 in closing costs

West End Land

On September 27, 2007, we sold 2.2 acres of land in Dallas Texas, known as the West End Land, for $6.5 million, recording a gain of $3.8 million. We received $2.3 million in cash after paying off the existing debt of $3.8 million.

El Chapparal

On November 4, 2007, we sold the El Chapparal Apartments, a 190-unit community complex, in San Antonio, Texas for $5.5 million, recording a gain of $3.9 million on the sale. We received $1.0 million in cash after paying off the $3.9 million mortgage and $600,000 in closing costs and commissions.

Four Hickory

On November 13, 2007, we sold a 71% interest, retaining a 29% equity interest in the Four Hickory building, a 226,911 square foot commercial building located in Farmers Branch, Texas for $39.7 million, recording a gain on sale of $15.4 million, and deferring $3.7 million of the gain. We received $7.5 million in cash after paying off the existing debt and closing costs.

Atlantic Sands Hotel

On November 29, 2007, we sold the Atlantic Sands Hotel, a 110-room hotel located in Virginia Beach, Virginia, for $12.0 million. We provided $2.0 million in seller financing, and recorded a gain on sale of $5.4 million. We received cash proceeds of $7.4 million, after paying down the existing $3.1 million mortgage, closing costs, and commissions.

Arlington Place apartments

On November 27, 2007, we sold the Arlington Place Apartments, a 230-unit apartment complex, located in Houston, Texas for $5.8 million, recording a gain on sale of $4.8 million. We received $1.6 million in cash after paying off the existing $3.9 million mortgage and $300,000 in closing costs and commissions.

Woodlake apartments

On November 28, 2007, we sold the Woodlake Apartments, a 256-unit apartment complex, located in Carrollton, Texas for $10.8 million, recording a gain on sale of $8.4 million. We received $2.5 million in cash after paying off the $7.8 million mortgage and $500,000 in closing costs and commissions.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Harpers Ferry Apartment

On December 19, 2007, we sold the Harpers Ferry apartments, a 122-unit complex in Lafayette, Louisiana for $5.5 million, recording a gain on sale of $3.6 million. We received $1.6 million in cash after paying off the existing $3.0 million mortgage, $500,000 in early payment penalties and $400,000 in closing costs.

Ewing Land

In December 2006, ARI acquired 16.792 acres in North Dallas known as the Ewing Land, for $3.4 million cash and a seller financing of $10.8 million. The land was acquired for future development and borders the cities of Addison and Farmers Branch. The loan matures in December 2009 and requires interest only payments at 5.5 % until maturity.

Windmill Farms

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

Galleria East

In November 2006, ARI acquired approximately 15 acres located at the intersection of the Dallas North Tollway and IH-635 (LBJ Freeway) in Dallas, Texas for a purchase price of $25.2 million. Payment was in the form of $8.8 million cash and a note payable of $18.4 million due in December 2007. Terms of the note require interest only payments at 6.0 % until maturity. ARI intends to hold the land for future development or sale.

Galleria West

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

New Orleans Properties

In August 2006, ARI purchased the Clarke Garage at 913 Gravier in New Orleans, Louisiana for $9.0 million. The property is adjacent to and includes 305 Baronne. 305 Baronne contains approximately 2,000 square feet of retail space and is currently occupied by retail tenants. 225 Baronne consists of approximately 417,000 square feet of office space and was significantly damaged during Hurricane Katrina in September 2005. In 2006, ARI reduced the carrying value of 225 Baronne to $1.2 million, which approximates the value of the underlying land. ARI intends to redevelop 225 Baronne into an urban residential facility, which it considers the best and most profitable use of the property. To facilitate the marketability of the property, ARI acquired the Clarke Garage and 305 Baronne to provide additional parking and retail for the residential development.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GNB Building

In July 2006, the Company acquired from an affiliated entity, the GNB building that sits on .5 acres of land and an additional 45 acres of undeveloped land adjacent to the building known as GNB located in Farmers Branch, Texas. The Company paid $15 million for the building and land, via $5 million in cash and acquired $10 million of existing debt.

Williamsburg Hospitality House

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

McKinney Ranch Land

In June 2006, ARI sold approximately 168.8 acres of the McKinney Ranch land in McKinney, Texas for $26.9 million. The sale resulted in a gain of $8.8 million and net cash proceeds of $16.0 million after pay down of $10.2 million on notes payable and other costs of sale.

Will-O-Wick

In May 2006, ARI sold the Will-O-Wick apartments in Pensacola, Florida, for $6.5 million. The sale resulted in a gain of $2.9 million and net cash proceeds received of $2.8 million after payment of outstanding mortgages and costs of sale.

NOTE 3.    NOTES AND INTEREST RECEIVABLE

	2007		2006
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes receivable
Performing	$64,681	$64,243	$51,723	$46,174
Non-performing	15,872	16,468	4,852	2,963

	$80,553	$80,711	$56,575	$49,137

Interest receivable		5,734		4,494

		$86,445		$53,631

Interest income is recognized on non-performing notes receivable on a cash basis. If the notes for the years 2007, 2006, and 2005 had been performing, an additional receivable totaling $1.0 million, $765,000 and $172,000, respectively, would have been recognized.

As of December 31, 2007, the obligors on $44.1 million or 84% of the mortgage notes receivable portfolio were affiliates of ARI. Also at that date, $16.5 million or 36% of the mortgage notes receivable portfolio was non-performing.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes receivable at December 31, 2007, mature from 2008 to 2017 with interest rates ranging from 7.0% to 18.0% per annum and a weighted average rate of 9.41% per annum. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. A majority of the notes receivable provide for principal to be paid at maturity. Scheduled principal maturities of $25.0 million are due in 2008.

NOTE 4.    ALLOWANCE FOR ESTIMATED LOSSES

Activity in the allowance for estimated losses was as follows:

	2007	2006	2005
Balance January 1,	1,000	1,000	1,865
(Decrease) Increase in provision	1,978	—	(865)

Balance December 31,	2,978	1,000	1,000

The allowance was reduced in 2005 when ARI received title to 13 acres of land in Harris County in settlement of a $1.4 million note from an unrelated party. No changes to the allowance account have been made for 2006. In 2007, the allowance account was reviewed and an additional $2.0 million was accrued.

NOTE 5.    INVESTMENTS IN EQUITY INVESTEES

Investment in equity method entities consisted of the following:

	2007	2006
Income Opportunity Realty Investors, Inc. (“IORI”)	$6,162	$6,345
Garden Centura, L.P	1,944	1,944
Gruppa Florentina, LLC (“Gruppa”)	4,908	4,530
Other	10,853	12,237

	$23,867	$25,056

In November 2006, ARI completed its sale of its 80% interest in Milano restaurants through its investment in Gruppa Florentina, LLC. As of December 2006, ARI’s remaining 20% interest is recorded via the equity method. Gruppa is not publicly traded and has no readily determinable market value.

ARI owns an approximate 24.0% interest in IORI, a publicly held real estate company. Based on the ownership percentage of ARI’s investment in IORI and IORI’s market value, ARI’s investment in IORI has a market value of approximately $6.9 million at December 31, 2007. The carrying value of this investment is approximately $6.1 million at December 31, 2007.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A significant portion of ARI’s investment in IORI and TCI is pledged as collateral for borrowings. See NOTE 7. “NOTES AND INTEREST PAYABLE” and NOTE 8. “STOCK-SECURED NOTES PAYABLE.”

Set forth below are summarized financial data for the entities accounted for using the equity method.

	2007	2006
Real estate, net of accumulated depreciation	$138,992	$58,621
Notes receivable	27,441	27,777
Other assets	39,238	22,513
Notes payable	(123,120)	(61,546)
Other liabilities	(5,199)	(2,526)

Shareholders equity/partners’ capital	$77,352	$44,839

	2007	2006	2005
Revenues	$16,894	$11,064	$20,149
Depreciation	(3,177)	(750)	(3,722)
Operating expenses	—	—	—
Gain on land sales	(6,614)	(4,764)	(5,829)
Interest expense	(8,287)	(5,378)	(8,740)

Income (loss) from continuing operations	(1,184)	172	1,858
Income (loss) from discontinued operations	—	—	—
Gain from sale of discounted operations	57	—	—

Net income	$(1,127)	$172	$1,858

ARI’s equity share of:

	2007	2006	2005
Income (loss) before gain on sale of real estate	$(270)	$41	$397
Gain on sale of real estate	—	—	—

Net Income (loss)	$(270)	$41	$397

The cash flow from IORI is dependent on the ability of IORI to make distributions. IORI ceased making quarterly distributions in the fourth quarter of 2000.

NOTE 6.	MARKETABLE EQUITY SECURITIES

In March 2003, TCI acquired equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 for $5.0 million, representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. ARI has recognized unrealized gains of $4.1 million and $2.3 million during 2007 and 2006, respectively, due to increases in market price since December 31, 2007.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7. NOTES	AND INTEREST PAYABLE

The summary of notes payable for the year ended December 31, 2007 is listed below;

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments	Balance 31-Dec 2007
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$406,775	$5,828	$—	$48,185	$(3,975)	$(20,711)	$(22,984)	$(52,081)	$361,037
Apartments under construction	30,073	—	102,185	—	(1,559)	—	—	—	130,699
Other developments in progress	66,547	—	104,338	14,298	(279)	—	(7,970)	—	176,934
Commercial properties	210,476	97,000	—	19,500	(4,021)	(22,068)	(18,866)	(9,954)	272,067
Hotels	56,914	—	—	47,160	(637)	—	(22,143)	939	82,233
Land held for development	209,630	22,095	3,446	21,946	—	(20,988)	(14,861)	(14,777)	206,491
Corporate and other	34,540	—	4,357	—	(247)	(5,000)	(500)	(46,553)	(13,403)
Accrued interest	7,415	—	—	—	—	—	—	(1,486)	5,929

Real estate held for investment	$1,022,370	$124,923	$214,326	$151,089	$(10,718)	$(68,767)	$(87,324)	$(123,912)	$1,221,987

Real estate held for sale	$43,579	$—	$—	$—	$(666)	$(51,233)	$—	$124,697	$116,377

Real estate subject to sales contract	$58,816	$—	$—	$38,720	$(1,488)	$—	$(32,885)	$(650)	$62,513

Notes and interest payable consisted of the following:

	2007		2006
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Notes payable	$1,392,390	$1,394,948	$984,424	$1,010,781

Interest payable		5,929		11,589

		$1,400,877		$1,022,370

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled principal payments are due as follows:

2008	$422,400
2009	173,895
2010	76,179
2011	44,541
2012	80,862
Thereafter	597,071

$1,394,984

Stated interest rates on notes payable ranged from 5.1% to 16.6% per annum at December 31, 2007 and matured in varying installments between 2008 and 2045. At December 31, 2007, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $1,499 million.

On January 1, 2007, we obtained a $7.0 million loan secured by 109 acres of land in Farmers Branch, Texas known as the Manhattan land. We received $6.6 million in cash after paying closing costs.

On January 17, 2007, we refinanced the existing $3.6 million mortgage on City Suites Hotel in Chicago, Illinois for a new note of $7.3 million. We received $3.3 million in cash after paying down the existing debt and closing costs.

On February 23, 2007, we obtained a $5.0 million loan secured by 97 acres of Pioneer Crossing land located in Austin, Texas. The note accrues interest at prime plus 1% and matures February 23, 2008.

On March 5, 2007, we refinanced the existing $3.1 million and $3.4 million mortgage on the Majestic Hotel and Willows Hotels with a new note for $6.0 million and $5.2 million, respectively with a single lender. We received cash in aggregate of $4.4 million after paying off of existing notes and closing costs. The Hotels are located in Chicago, IL, the Majestic is a 55-room hotel and the Willows is a 52 room Hotel. The notes accrue interest at 7.76% and matures in March 2010.

On March 16, 2007, we refinanced with a single lender three existing mortgage totaling $11.6 million on three hotels located in Fresno, California; the Piccadilly Chateau, Piccadilly Shaw, and Piccadilly Airport totaling 457 rooms for new debt totaling $28.7 million. We received $14.7 million in cash, after paying off of the existing debt and $ 2.4 million in closing costs and early payment penalties. The new note accrues interest at 8% and matures on February 2012.

On April 30, 2007, we refinanced the existing debt of $7.1 million on the Whispering Pines Apartments, a 320-unit complex in Topeka, Kansas for a new note of $8.3 million, receiving $1.0 million in cash. The new note accrues interest at 7.0% and matures in April 2008.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 6, 2007, we refinanced $12.4 million in existing mortgages with a single commercial lender. The mortgages relate to eight different apartment complexes; Arbor Pointe, Courtyard, Coventry Point, Fountains at Waterford, Southgate, Sunchase, Thornwood, and Westwood Square Apartments totaling 1,287 units, located throughout Midland and Odessa, Texas. The new loans total $33.2 million. We received $16.0 million in cash after paying down property debt and defeasance costs totaling $4.1 million. The notes accrue interest at 7.03% and mature in July 2037. All eight of these apartments were sold, subsequent to year-end.

On June 28, 2007, we refinanced the existing $2.9 million mortgage on Sunset Apartments, a 240 unit complex located in Odessa, Texas with a new note of $5.5 million. We received $1.3 million in cash after paying off the existing debt and closing costs. The new note accrues interest at prime plus 25 basis points and matured on September 2008.

On July 6, 2007, we refinanced the existing $2.9 million mortgage on seven tracts of land located in and around Dallas, Texas with a new note for $8.4 million. We received 5.3 million in cash, after paying down the existing debt and $200,000 in closing costs. The note accrues interest at 8.6% and matures on 8/10/09.

On August 30, 2007, we refinanced the existing $13.3 million mortgage on the Amoco building, a 378,895 square foot commercial building located in New Orleans, LA, with a new note for $19.5 million receiving $4.6 million in cash after paying closing costs, accrued interest and fees. The new note accrues interest at LIBOR plus 400 points, currently 8.1%. The note is payable in monthly payments of interest only through September 1, 2008 at which time all accrued and unpaid interest and outstanding principal or due. The note contains a provision to extend the maturity date to September 1, 2010 with an increase in the interest rate of LIBOR plus 425 points for the first extension and LIBOR plus 450 basis points for the second extension.

On September 28, 2007, we refinanced three existing mortgages totaling $32.7 million on three apartment complexes; Limestone Ranch, Limestone Canyon, and Tivoli, located through Texas with a single lender for a new note of $38.7 million. We received $3.5 million in cash after paying down the existing debt and $2.5 million in closing costs, which include $650,000 in replacement reserves.

On December 12, 2007, we refinanced the existing $7.8 million note on 80.6 acres of land in McKinney, Texas known as McKinney Ranch Land with a new note for $8.0 million with a commercial lender. We received approximately $2,600 in cash after pay off of the existing debt and closing costs. The new note is payable in monthly installments of interest only. The note accrues interest at prime plus 2.5%, which was 10% at December 31, 2007. The principal and all unpaid and accrued interest are due and payable on maturity, December 1, 2010.

On July 27, 2006, the Company obtained a new note for $6.5 million of which $3.8 million dollars was used to pay down an existing note balance. The Company received proceeds of $2.5 million from this transaction. The Note is secured by 61.2 acres of land in Denton County, Texas known as Elm Fork. The annual interest rate of the note is a fixed rate of 9.25 percent. The note is payable in twelve payments of interest only through July 27, 2006; thereafter, in twenty-three principal and interest payments of $60,105 through maturity. The note matures on July 27, 2009 at which time the unpaid accrued interest and principal balance are due.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 16, 2006, the Company paid down an existing note payable and obtained a new note for $6.5 million. The proceeds were used to pay down an existing loan balance of $2.7 million. The Company received $3.6 million from this transaction. The new note is secured by 66.3 acres of land in Davidson County, Tennessee, known as Nashville Land. The annual interest rate of the note is 8.0%. The note is payable in monthly installments of interest only until July 10, 2008 at which time the note matures and all unpaid accrued interest and principal are due.

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

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI and ARI’s trading portfolio securities and bear interest rates ranging from 9.5% to 24.0% per annum. Margin borrowings were $12.5 million at December 31, 2007 and $17.5 million at December 31, 2006, representing 18.6% and 21.1%, respectively, of the market values of the equity securities at those dates.

In May 2005, ARI received a loan in the amount of $4.0 million. The note bears interest at the prime rate plus 2.0%, which is currently 9.5%, requires monthly interest only payments and matures in one year. The loan is collateralized by ARI’s equity holdings in Realty Korea CR-REIT Co., Ltd. No. 1 and by equity securities owned by an affiliate.

NOTE 9.	RELATED PARTY TRANSACTIONS

ARI received rents of $2.2 million in 2007, $846,000 in 2006 and $72,000 in 2005 from an affiliate related to the affiliates lease at One Hickory, Two Hickory and Addison Hangar. The affiliate owns a corporate jet that has a lease at the hangar.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2005, ARI acquired a 100% interest in a 367.4-acre tract of the Palmer Lane land parcel. The land was acquired through cancellation of a $2.3 million note receivable from an unrelated party, assumption of debt, and a $7.6 million reduction in ARI’s affiliate receivable.

The following table reconciles the beginning and ending balances of affiliate receivables (payables) as of December 31, 2007.

PRIME
Balance, January 1, 2007	$44,739
Cash transfers to affiliates	187,656
Cash transfers from affiliates	(151,215)
Repayment through property transfers	—
Advances through financing proceeds	(18,443)
Construction fees payable to affiliates	(5,422)
Paybles clearing through prime	(975)

Balance, December 31, 2007	$56,340

Returns on Metra Properties. In April 2002, ARI, TCI, and IORI sold 28 apartment properties to partnerships controlled by Metra Capital, LLC (“Metra”). Innovo Group, Inc. (“Innovo”) is a limited partner in the partnerships that purchased the properties. Joseph Mizrachi, then a director of ARI, controlled approximately 11.67% of the outstanding common stock of Innovo. Management determined to treat the sales as financing transactions, and ARI and TCI continued to report the assets and the new debt incurred by Metra on their financial statements. The partnership agreements for each of these partnerships stated that the Metra Partners, as defined, receive cash flow distributions at least quarterly in an amount sufficient to provide them with a 15% cumulative compounded annual rate of return on their invested capital, as well as a cumulative compounded annual amount of 0.50% of the average outstanding balance of the mortgage indebtedness secured by any of these properties. These distributions to the Metra Partners had priority over distributions to any other partners. In August 2004, ARI, TCI, and IORI instituted an action in Texas State District Court regarding the transaction. During April 2005, resolution of the litigation occurred, settling all liabilities remaining from the original partnership arrangements which included a return of investor equity, a cessation of any preferential return, prospective asset management fees and miscellaneous fees and transactions costs from the Plaintiffs as a prepayment of a preferred return, along with a delegation of management and corresponding payment of management fees to Prime, and a motion to dismiss the action as a part of the resolution. Of the prepayment, ARI recognized expense of $525,000 and a reduction in liabilities of $3.2 million during the second quarter of 2005. Subsequent to year-end, the Metra properties were sold to a third party, see NOTE 22. subsequent events.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    DIVIDENDS

During the second quarter of 1999, ARI’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. No dividends on its common stock were declared for 2005, 2006, or 2007. Future distributions to common stockholders will be dependent upon ARI’s income, financial condition, capital requirements, and other factors deemed relevant by the Board.

NOTE 11.    PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. Since August 15, 2003, the Series A Preferred Stock may be converted into ARI common stock at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. At December 31, 2007, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 are owned by ART Hotel Equities, Inc., wholly owned subsidiaries of ARI. Dividends are not paid on the shares owned by ARI subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2006, 6,813,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. On or after December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARI common stock. All conversions of Series C Preferred Stock into ARI common stock will be at 90.0% of the average daily closing price of ARI’s common stock for the prior 20 trading days. In January 2006, 1,625,000 Class A limited partner units were redeemed for $1.6 million in cash. At December 31, 2007, no share of Series C Preferred Stock was outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. No more than one-third of the Class A units could be exchanged prior to May 31, 2001. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2007, no shares of Series D Preferred Stock was outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2007, no shares of Series E Preferred Stock was outstanding.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARI’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2007.

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

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares at an exercise price of $17.71 per common share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003, 2004, and 2005, each Independent Director was granted an option to purchase 1,000 common shares at exercise prices of $18.53, $13.625, $9.87, $8.09, $9.13, and $9.70 per common share, respectively. At December 31, 2007, 70,750 options were exercisable at prices ranging from $8.09 to $9.70 per common share.

	2007		2006		2005
	Number of Shares	Exercise Price	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Outstanding at January 1,	70,750	$8.09-18.53	70,750	$8.09-18.53	76,750	$8.09-18.53
Granted	—	—	—	—	4,000	$9.70
Canceled	—	—	—	—	(10,000)	$8.09-18.53

Outstanding at December 31,	70,750	$8.09-18.53	70,750	$8.09-18.53	70,750	$8.09-18.53

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 14.    PROPERTY MANAGEMENT

Affiliates of Prime provide property management services to ARI. Currently, Triad Realty Services, LP. (“Triad”), an affiliate, and Carmel Realty, Inc. (“Carmel”) provide property management services to ARI’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of ARI’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARI’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC. Carmel is owned by Regis I.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, BCM and their affiliates were as follows:

Revenue, fees and cost reimbursements to or from Prime and its affiliates:

	2007	2006	2005
Fees:
Advisory fee	$14,898	$12,678	$9,336
Incentive fee	5,599	1,490	1,128
Net income fee	190	972	3,712
Adjust 2006 net income fee	(704)	—	—
Property acquisition and sales	1,621	2,510	1,076
Mortgage brokerage and equity refinancing	2,411	1,087	822

	$24,015	$14,570	$16,074

Cost reimbursements	$5,479	$4,583	$4,407

Rent revenue	$2,211	$846	$72

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2007	2006	2005
Fees:
Property acquisition	$2,573	$1,970	$2,452
Real estate brokerage	4,183	4,380	5,498
Construction supervision	5,422	1,714	1,714
Property and construction management and leasing commissions	3,773	5,353	3,691

	$15,951	$13,174	$13,355

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    INCOME TAXES

There was no deferred tax expense (benefit) recorded for 2007, 2006 or 2005 as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows:

	2007	2006	2005
Computed “expected” income tax (benefit) expense	$9,297	$4,573	$16,596
Book to tax differences in gains on sale of property.	(5,980)	(407)	(2,280)
Book to tax differences from entities not consolidated for tax purposes	7,719	(3,900)	(968)
Book to tax differences of depreciation and amortization	1,311	1,628	1,832
Impairment charges not recorded for tax purposes	—	—	644
Book to tax differences from insurance proceeds	(10,371)	(7,139)	—
Use of net operating Loss carryforwards	(1,709)	—	(14,925)
Valuation allowance against current net operating loss benefit	—	6,316	—
Other	(267)	(1,071)	(899)

	$—	$—	$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2007	2006	2005
Net operating losses and tax credits	$63,967	$63,244	$50,915

Basis difference of
Real estate holdings and equipment	(4,433)	(7,483)	5,015
Notes receivable	5,311	5,713	5,713
Investments	(22,617)	(18,586)	(15,943)
Goodwill and intangibles	—	—	(5,057)
Notes payable	21,856	21,918	28,608
Deferred gains	26,248	33,536	32,772

Total	90,332	98,342	102,023
Deferred tax valuation allowance	(90,332)	(98,342)	(102,023)

Net deferred tax asset	$—	$—	$—

At December 31, 2007, 2006 and 2005 ARI had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARI would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARI has prior tax net operating losses and capital loss carryforwards of approximately $132.5 million expiring through the year 2023.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    RENTS UNDER OPERATING LEASES

ARI’s operations include the leasing of commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart). The leases, thereon, expire at various dates through 2020. The following is a schedule of minimum future rents due to ARI under non-cancelable operating leases as of December 31, 2007:

2008	$33,005
2009	29,855
2010	23,732
2011	18,369
2012	12,141
Thereafter	33,483

$150,585

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segment’s assets for 2007, 2006 and 2005. (dollars in thousands)

	Commercial Properties	Apartments	Hotels	Land	Other	Total
2007
Operating revenue	73,837	74,668	27,811	563	51	176,930
Operating expenses	45,255	41,523	20,137	5,184	355	112,454
Depreciation and amortization	11,057	11,640	1,712	16	5	24,430
Mortgage and loan interest	20,612	31,281	5,978	21,234	10,743	89,848
Interest income	—	—	—	—	6,156	6,156
Gain on land sales	—	—	—	20,468	—	20,468

Segment operating income (loss)	$(3,087)	$(9,776)	$(16)	$(5,403)	$(4,896)	$(23,178)

Capital expenditures	12,505	898	312	3,731	—	17,446
Assets	337,105	657,189	51,462	461,897	103,436	1,611,089

Property Sales
Sales price	9,350	67,810	12,000	45,438	—	134,598
Cost of sale	5,921	28,378	6,585	6,313	—	47,197
Deferred current gain	—	—	—	18,657	—	18,657
Recognized prior deferred gain	5,099	—	—	—	—	5,099

Gain on sale	$8,528	$39,432	$5,415	$20,468	$—	$73,843

	Commercial Properties	Apartments	Hotels	Land	Other	Total
2006
Operating revenue	54,328	65,998	25,249	1,187	801	147,563
Operating expenses	34,264	38,797	19,277	6,418	(115)	98,641
Depreciation and amortization	10,263	9,811	1,842	28	5	21,949
Mortgage and loan interest	14,029	26,927	2,767	19,305	4,876	67,904
Interest income	—	—	—	—	6,000	6,000
Gain on land sales	—	—	—	23,973	—	23,973

Segment operating income (loss)	$(4,228)	$(9,537)	$1,363	$(591)	$2,035	$(10,958)

Capital expenditures	10,152	17,649	(932)	5,262	—	32,131
Assets	216,842	486,935	49,886	432,321	68,233	1,254,217

Property Sales
Sales price	11,040	20,830	27,500	115,652	—	175,022
Cost of sale	7,703	11,159	16,994	80,482	—	116,338
Deferred current gain	3,337	—	—	11,197	—	14,534
Recognized prior deferred gain	—	—	—	—	1,982	1,982

Gain on sale	$—	$9,671	$10,506	$23,973	$1,982	$46,132

	Commercial Properties	Apartments	Hotels	Land	Other	Total
2005
Operating revenue	43,967	52,544	23,574	1,150	1,912	123,147
Operating expenses	26,629	32,015	17,630	5,929	435	82,638
Depreciation and amortization	8,279	7,556	1,551	31	4	17,421
Mortgage and loan interest	10,967	22,512	2,914	10,794	3,476	50,663
Interest income	—	—	—	—	5,439	5,439
Gain on land sales	—	—	—	39,926	—	39,926

Segment operating income (loss)	$(1,908)	$(9,539)	$1,479	$24,322	$3,436	$17,790

Capital expenditures	4,080	53,304	885	2,071	16	60,356
Assets	198,385	441,898	49,019	303,198	93,152	1,085,652

Property Sales
Sales price	50,927	71,552	7,900	96,639	—	227,018
Cost of sale	28,741	34,886	4,628	49,370	—	117,625
Deferred current gain	—	—	—	7,343	—	7,343
Recognized prior deferred gain	—	493	—	—	—	493

Gain on sale	$22,186	$37,159	$3,272	$39,926	$—	$102,543

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2007	2006	2005
Segment operating income (loss)	(23,178)	(10,958)	17,790
Other non-segment items of income/(expense)
General and administrative	(15,966)	(9,465)	(14,040)
Advisory fees	(14,898)	(12,678)	(9,336)
Gain/(loss) on foreign currency transaction	2,368	2	292
Provision for losses	(1,003)	—	—
Discount on sale of note receivable	(1,354)	(1,170)	(15)
Net income fee	514	(972)	(3,712)
Incentive fee	(5,599)	(1,490)	(1,128)
Gain on involuntary conversion	34,771	20,479	—
Litigation settlement	—	15	(130)
Other income (expense)	8,406	6,317	2,652
Equity in earnings of investees	286	1,540	397
Minority interest	(2,652)	672	(3,056)

Income(loss) from continuing operations	(18,305)	(7,708)	(10,286)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	2007	2006	2005
Segment assets	$1,611,089	$1,254,217	$1,085,652
Investments in real estate partnerships	24,731	25,056	13,521
Investments in marketable securities	14,442	9,038	7,446
Other assets and receivables	54,062	40,617	15,077
Assets held for sale	73,530	164,743	224,099

	1,777,854	1,493,671	1,345,795

NOTE 19.    DISCONTINUED OPERATIONS

For 2007, 2006 and 2005, income from discontinued operations relates to 18 properties that ARI sold during 2005, and 7 properties that ARI sold or held-for-sale during 2006 that are classified as held-for-sale at December 31, 2006. In addition, 21 properties were repositioned as Held for Sale and included in discontinued operations in 2007 that were subsequently sold in 2008. The following table summarizes revenue and expense information for these properties sold and held-for-sale.

	For the twelve months ending Dec 31,
	2007	2006	2005
Revenue
Rental	$41,541	$52,346	$64,152
Restaurant Income	—	34,199	36,818

Total Income	41,541	86,545	100,970

Cost of Sales
Property operations	29,626	36,427	47,439
Restaurant Expenses	—	25,503	27,905

Total Expenses	29,626	61,930	75,344

	11,915	24,615	25,626

Other
Interest	(15,804)	(15,403)	(20,338)
General and administrative	(82)	(3,467)	(3,643)
Depreciation	(4,537)	(7,130)	(6,559)

	(20,423)	(26,000)	(30,540)

Income (Loss) from discontinued operations	(8,508)	(1,385)	(4,914)
Gain on sale of discontinued operations	53,375	22,159	62,617

Income (Loss) from discontinued Operations	44,867	20,774	57,703
Tax expense	(15,703)	(7,271)	(20,196)

Net income (loss)	$29,164	$13,503	$37,507

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2007, 2006, and 2005 (unaudited):

	Three Months Ended 2007
	March 31,	June 30,	September 30,	December 31,
2007
Total Operating Revenues	$43,117	$44,383	$43,381	$46,049
Total Operating Expenses	39,872	43,644	41,068	43,164

Operating (loss)/income	3,245	739	2,313	2,885
Other income (expense)	(17,870)	(20,720)	(18,102)	11,103

Income (loss) before gain on real estate sales, equity in earnings of investees and minority interest	(14,625)	(19,981)	(15,789)	13,988
Gain on land sales	8,545	(3,851)	7,010	8,764
Minority interest	(225)	(276)	(236)	(1,915)
Equity in income (loss) of investees	—	—	—	286
Income Tax benefit	(674)	(230)	2,667	13,940

Net Income (loss) from continuing operations	(6,979)	(24,338)	(6,348)	35,063
Net Income (loss) from discontinued operations	(1,253)	(427)	4,953	25,891

Net Income (loss)	(8,232)	(24,765)	(1,395)	60,954
Preferred dividend requirement	(850)	(850)	(394)	(396)

Income (loss applicable to common shares)	$(9,082)	$(25,615)	$(1,789)	$60,558

Per Share Data
Basic Earnings per share
Net Income (loss) from continuing operations	$(0.77)	$(2.48)	$(0.66)	$3.41
Net Income (loss) from discontinued operations	(0.12)	(0.04)	0.49	2.52

Net Income (loss) applicable to common shares	$(0.89)	$(2.52)	$(0.17)	$5.93

Weighted Average shares outstanding	10,147,750	10,141,525	10,150,511	10,466,978

Diluted Earnings per share
Net Income (loss) from continuing operations	$(0.77)	$(2.48)	$(0.66)	$2.57
Net Income (loss) from discontinued operations	(0.12)	(0.04)	0.49	1.92

Net Income (loss) applicable to common shares	$(0.89)	$(2.52)	$(0.17)	$4.49

Weighted Average shares outstanding	10,147,750	10,141,525	10,150,511	13,423,978

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2006
	March 31,	June 30,	September 30,	December 31,
2006
Total Operating Revenues	$36,497	$34,355	$37,323	$39,388
Total Operating Expenses	33,533	33,769	37,474	37,821

Operating (loss)/income	2,964	586	(151)	1,567
Other income (expense)	(13,194)	(14,851)	(13,947)	3,133

Income (loss) before gain on real estate sales, equity in earnings of investees and minority interest	(10,230)	(14,265)	(14,098)	4,700
Gain on land sales	2,740	13,887	5,326	2,020
Minority interest	(633)	85	181	1,039
Equity in income (loss) of investees	—	—	—	1,540
Income Tax benefit	(518)	441	251	7,097

Net Income (loss) from continuing operations	(8,641)	148	(8,340)	16,396
Net Income (loss) from discontinued operations	(962)	818	466	13,181

Net Income (loss)	(9,603)	966	(7,874)	29,577
Preferred dividend requirement	(531)	(532)	(675)	(753)

Income (loss applicable to common shares	$(10,134)	$434	$(8,549)	$28,824

Per Share Data
Basic Earnings per share
Net Income (loss) from continuing operations	$(0.90)	$(0.04)	$(0.89)	$1.54
Net Income (loss) from discontinued operations	(0.09)	0.08	0.04	1.30

Net Income (loss) applicable to common shares	$(0.99)	$0.04	$(0.85)	$2.84

Weighted Average shares outstanding	10,149,000	10,149,000	10,149,000	10,149,000

Diluted Earnings per share
Net Income (loss) from continuing operations	$(0.90)	$(0.04)	$(0.89)	$1.19
Net Income (loss) from discontinued operations	(0.09)	0.08	0.04	1.01

Net Income (loss) applicable to common shares	$(0.99)	$0.04	$(0.85)	$2.20

Weighted Average shares outstanding	10,149,000	10,149,000	10,149,000	13,106,000

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2005
	March 31,	June 30,	September 30,	December 31,
2005
Total Operating Revenues	$22,651	$22,391	$30,686	$47,419
Total Operating Expenses	29,458	27,742	32,596	33,639

Operating (loss)/income	(6,807)	(5,351)	(1,910)	13,780
Other income (expense)	(9,814)	(4,577)	(10,022)	(22,852)

Income (loss) before gain on real estate sales, equity in earnings of investees and minority interest	(16,621)	(9,928)	(11,932)	(9,072)
Gain on land sales	24,178	4,913	5,434	5,401
Minority interest	(921)	174	338	(2,647)
Equity in income (loss) of investees	60	152	71	114
Income Tax benefit	4,894	690	7,757	6,855

Net Income (loss) from continuing operations	11,590	(3,999)	1,668	651
Net Income (loss) from discontinued operations	9,088	1,281	14,406	12,732

Net Income (loss)	20,678	(2,718)	16,074	13,383
Preferred dividend requirement	(650)	(649)	(650)	(623)

Income (loss applicable to common shares	$20,028	$(3,367)	$15,424	$12,760

Per Share Data
Basic Earnings per share
Net Income (loss) from continuing operations	$1.08	$(0.46)	$0.10	$—
Net Income (loss) from discontinued operations	0.90	0.13	1.42	1.25

Net Income (loss) applicable to common shares	$1.98	$(0.33)	$1.52	$1.25

Weighted Average shares outstanding	10,149,000	10,149,000	10,149,000	10,149,000

Diluted Earnings per share
Net Income (loss) from continuing operations	$0.83	$(0.46)	$0.08	$—
Net Income (loss) from discontinued operations	0.69	0.13	1.10	0.97

Net Income (loss) applicable to common shares	$1.52	$(0.33)	$1.18	$0.97

Weighted Average shares outstanding	13,106,000	10,149,000	13,106,000	13,106,000

*	Series A cumulative convertible preferred stock, 3,389,876 shares of preferred stock convertible into common stock estimated to be 2,956,000 common shares and options to purchase 71,000 shares of ARI’s common stock were excluded from the computation of diluted earnings per shares, because the effect of their inclusion would be anti-dilutive.

Quarterly results presented differ from those previously reported in ARI’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS 144.

NOTE 21.    COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

On December 17, 2007, American Realty Investors, Inc. unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expense incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC. The guarantee is collateralized by all assets of the company whether now owned or acquired subsequently to the date of the guarantee.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the sale of Four Hickory as discussed in Note 2, the Company has established an escrow account of $1.0 million to satisfy its commitment to compensate LK-Four Hickory, LLC for free rent and concessions of existing tenants at the time of sale.

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

Partnership Buyouts.    ARI is the limited partner in 19 partnerships currently constructing residential properties. As permitted in the respective partnership agreements, ARI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. The total amount of expected buyouts, as of December 31, 2007 is approximately $2.1 million.

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

NOTE 22.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2007 not already reflected elsewhere in this Form 10-K are disclosed below.

In 2008, ARI purchased the following properties

Property	Location	Units /Sq.Ft./Acres	Purchase Price	Net Cash Paid	Debt Incurred	Interest Rate	Maturity Date
Land
1010 Common Land	New Orleans, LA	.0396 Acres	725	736	—	—	—
Woodmont TCI Group XIV	Dallas, TX	3.895 Acres	$5,900	$1,897	$4,095	7.50%	02/09

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, ARI sold the following properties:

Property	Location	Units/Acres/ Sq. Ft.	Sale Price	Net Cash Received	Debt Discharged	Gain on Sale
Apartments
4400 Apartments	Midland, TX	92 Units	$4,893	$1,924	$2,825	$3,305
Arbor Pointe	Odessa, TX	194 Units	8,236	2,833	5,085	7,206
Ashton Way	Midland, TX	178 Units	5,722	2,940	2,600	4,002
Autumn Chase	Midland, TX	64 Units	3,452	943	2,398	2,160
Coutyard	Midland, TX	133 Units	5,564	953	3,440	3,870
Coventry Pointe	Midland, TX	120 Units	4,927	756	3,120	4,058
Fairway View	El Paso, TX	264 Units	10,300	4,841	4,449	6,032
Fairway	Longview, TX	152 Units	6,410	4,093	2,225	4,784
Fountains @ Waterford	Midland, TX	172 Units	9,297	3,063	5,919	8,049
Governors Square	Tallahassee, FL	169 Units	8,452	4,728	2,916	5,518
Hunters Glen	Midland, TX	260 Units	7,027	1,111	4,460	4,452
Soutgate	Odessa, TX	180 Units	7,379	1,174	4,614	5,564
Sunchase	Odessa, TX	300 Units	11,166	3,430	7,325	7,957
Sunset	Odessa, TX	240 Units	8,359	2,603	5,525	6,666
Thornwood	Midland, TX	109 Units	4,839	1,037	3,323	2,601
Westwood	Odessa, TX	79 Units	2,147	1,138	936	1,741
Woodview	Odessa, TX	232 Units	8,868	3,294	5,229	5,704

Commercial
Lexington O/B	Colorado Springs, CO	74,603 Sq.Ft.	5,357	1,646	3,534	689

Hotel
City Suites	Chicago, IL	45 Rooms	10,500	—	7,200	6,182
Majestic Hotel	Chicago, IL	55 Rooms	11,000	—	5,330	8,052
Willows	Chicago, IL	52 Rooms	8,500	7,592	5,100	4,195

Land
McKinney Ranch Land	McKinney, TX	13.8869 Acres	2,873	1,262	1,406	2,167

SCHEDULE III

AMERICAN REALTY INVESTORS INC.

REAL ESTATE ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	966	691	2,683	42			691	2,725	3,416	206	2001	01/06	40 years
Blue Lake Villas II, Waxahachie, TX	4,021	287	4,451	—	—		287	4,451	4,738	116	2004	01/04	40 years
Blue Lake Villas, Waxahachie, TX	10,494	762	10,521	—	(893)		762	9,628	10,390	1,274	2002	01/02	40 years
Bolivar Estates, Bolivar City, MS	5,380	684	—	4,589	—		684	4,589	5,273	—	—	10/06	—
Breakwater Bay, Beaumont, TX	9,630	740	10,435	—	—		740	10,435	11,175	738	2003	05/03	40 years
Bridges on Kinsey, Tyler, TX	14,180	862	15,849	150	—		862	15,999	16,861	1,180	2005	02/04	40 years
Bridgestone, Friendswood, TX	1,937	169	1,780	192	(58	)(4)	169	1,914	2,083	1,498	1979	06/82	18-40 years
Broadway Estates, Broadway City, MS	4,517	232	—	4,153	—		232	4,153	4,385	—	—	11/06	—
Capitol Hill, Little Rock, AR	9,222	932	8,875	1	—		932	8,876	9,808	754	2003	03/03	40 years
Castleglen, Garland, TX	—	760	—	—	—		760	—	760	—	—	10/06	—
Chateau Bayou, Ocean Springs, MS	3,582	591	2,364	—	—		591	2,364	2,955	581	1973	03/02	40 years
Chateau, Bellevue, NE	3,059	130	1,723	141	9	(4)	130	1,873	2,003	1,490	1968	02/81	7-40 years
Curtis Moore/Leflore, MS	1,725	847	5,774	47	—		847	5,821	6,668	470	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,322	921	12,888	—	(76)		921	12,812	13,733	881	2005	01/04	40 years
David Jordan Phase 2, Greenwood MS	633	277	1,521	165	—		277	1,686	1,963	108	1999	01/06	40 years
David Jordan Phase 3, Greenwood MS	673	439	2,115	—	(2)		439	2,113	2,552	170	2003	01/06	40 years
Denham Springs, LA	893	1,353	—	60	—		1,353	60	1,413	—	—	—	40 years
DeSoto Ranch, DeSoto, TX	15,912	1,472	17,856	—	(1,196)		1,472	16,660	18,132	1,722	2002	05/02	40 years
Desoto Ridge, DeSoto, TX	11,324	1,693	—	11,998	—		1,693	11,998	13,691	—	—	—	—
Dorado Ranch, TX	1,575	761	—	1,929	—		761	1,929	2,690	—	—	07/07	40 years
Fairway View Estates, El Paso, TX	4,454	548	4,530	—	(187)		548	4,343	4,891	1,368	1977	03/99	40 years
Falcon Lakes, Arlington, TX	13,351	1,437	15,375	—	(1,172)		1,437	14,203	15,640	2,011	2001	10/01	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition				Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements		Other capital accounts (eliminations)
								Land	Building & Improvements	Total
									(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments—(Continued)
Fountain Lake, Texas City, TX	2,882	861	2,585	—		(494	)(4)	861	2,091	2,952	839	1975	12/94	5-40 years
Foxwood, Memphis, TN	5,335	218	3,188	—		(502)		218	2,686	2,904	2,903	1974	08/79	5-40 years
Heather Creek, Mesquite, TX	11,757	1,100	12,241	—		—		1,100	12,241	13,341	1,101	2003	03/03	40 years
Kingsland Ranch, Houston, TX	22,187	1,188	23,387	374		—		1,188	23,761	24,949	1,735	2005	03/03	40 years
Lago Vista, Farmers Branch, TX	12,044	2,694	—	18,260		(876)		2,694	17,384	20,078	31	—	09/06	—
Laguna Vista, Farmers Branch, TX	17,612	288	6,638	15,963	(6)	(1,382	)(7)	288	21,219	21,507	394	(7)	12/04	—
Lake Forest, Houston, TX	12,444	334	13,708	—		—		334	13,708	14,042	799	2005	01/04	40 years
Lakeview @ Pecan Creek, TX	4,787	885	—	4,411		—		885	4,411	5,296	—	—	—	—
Legends of El Paso, El Paso, TX	15,108	1,318	4,009	13,105	(6)	—		1,318	17,114	18,432	166	(7)	07/05	40 years
Lincoln Estates, Carthage, MS	1,100	175	—	1,362	(6)	—		175	1,362	1,537	—	—	12/06	—
Longfellow Arms, TX	10,987	1,352	4,633	6,699		—		1,352	11,332	12,684	39	—	—	—
Mansions of Mansfield, TX	5,184	977	—	4,642		—		977	4,642	5,619	—	—	—	—
Mariposa Villas, Dallas, TX	12,091	788	13,130	—		(371)		788	12,759	13,547	1,110	2002	01/02	40 years
Mason Park, Houston, TX	10,354	2,225	554	11,657		(173)		2,225	12,038	14,263	—	(7)	08/06	40 years
Mission Oaks, San Antonio, TX	13,570	—	12,073	4,023		—		—	16,096	16,096	213	(7)	05/05	40 years
Monticello Estates, Monticello, AR	532	285	1,508	—		(74)		285	1,434	1,719	130	2002	01/06	40 years
Mountain Plaza, El Paso, TX	4,949	837	3,347	139		(362)		837	3,124	3,961	975	1972	01/98	5-40 years
Paramount Terrace, Amarillo, TX	3,035	340	3,061	1		(286)		340	2,776	3,116	700	1983	05/00	40 years
Parc at Maumelle, Maumelle, AR	15,783	1,153	10,096	9,001		(661)		1,153	18,436	19,589	210	(7)	12/04	—
Parc at Metro Center Apts, Nashville, TN	9,857	960	2,284	9,701		(84)		960	11,901	12,861	118	(7)	05/05	—
Parc at Rogers, Rogers,AR	18,329	1,749	774	19,682		—		1,749	20,456	22,205	—	(7)	04/04	—
Park @ Clarksville, TN	12,717	571	—	13,720		—		571	13,720	14,291	—	—	—	—
Parkway Place, Greenwood, MS	1,407	884	—	485		—		884	485	1,369	—	—	12/06	40 years
Pecan Pointe, Temple, TX	15,735	1,744	—	15,898		—		1,744	15,898	17,642	—	(7)	10/06	—
Pioneer Crossing, TX	1,515	814	—	—		—		814	—	814	—	—	03/06	40 years
Quail Oaks, Balch Springs, TX	2,496	90	2,160	317		(537	)(4)	90	1,940	2,030	1,263	1982	02/87	5-40 years
River Oaks, Wiley, TX	9,591	590	11,768	—		—		590	11,768	12,358	2,412	2001	10/01	40 years
Riverwalk Phase 1, Greenville, MS	345	198	1,537	1		(25)		198	1,513	1,711	115	2000	01/06	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments—(Continued)
Riverwalk Phase 2, Greenville, MS	1,317	414	4,029	—	(171)		414	3,858	4,272	302	2002	01/06	40 years
Sherman Northside of Travis	950	1,301	—	778	—		1,301	778	2,079	—	—	10/07	40 years
Spy Glass, Mansfield, TX	15,693	1,376	15,963	—	(1,216)		1,376	14,747	16,123	1,831	2002	03/02	40 years
Stonebridge @ City Park, Houston, TX	14,256	1,545	14,883	—	—		1,545	14,883	16,428	939	2005	01/04	40 years
Sunflower Estates, Sunflower City, MS	4,383	221	365	3,680	—		221	4,045	4,266	—	—	10/06	40 years
Tavel Circle, Dallas, TX	11	53	214	—	—		53	214	267	62	1978	05/96	30 years
Treehouse, Irving, TX	5,482	312	2,807	—	—		312	2,807	3,119	246	1974	05/04	5-40 years
Verandas at City View, Fort Worth, TX	19,014	2,545	20,599	—	(1,303)		2,545	19,296	21,841	2,055	2001	09/01	40 years
Villager, Ft. Walton, FL	763	125	1,145	1	—		125	1,146	1,271	167	1972	03/02	40 years
Vistas at Pinnacle Park, Dallas, TX	18,713	1,750	19,820	—	—		1,750	19,820	21,570	1,701	2002	10/02	40 years
Vistas at Vance Jackson, San Antonio, TX	15,787	1,265	15,776	823	—		1,265	16,599	17,864	905	2005	01/04	40 years
Westwood, Mary Ester, FL	3,350	149	1,337	24	—		149	1,361	1,510	192	1972	03/02	40 years
Whispering Pines, Topeka, KS	8,300	228	4,331	1,070	27	(4)	228	5,428	5,656	4,443	1972	02/78	15-40 years
Wildflower Villas, Temple, TX	12,873	1,119	14,482	286	—		1,119	14,768	15,887	177	2005	03/04	40 years
Willow Creek, El Paso, TX	2,085	608	1,832	252	(530	)(4)	608	1,554	2,162	649	1972	05/94	5-40 years
Windsong, Fort Worth, TX	10,520	790	11,526	—	—		790	11,526	12,316	1,108	2003	07/03	40 years
Yazoo Estates, Yazoo City, MS	4,212	219	—	3,882	—		219	3,882	4,101	—	—	10/06	—
Commercial
1010 Commons, New Orleans, LA	15,650	2,113	15,010	24,100	(6,717	)(4)	2,113	32,393	34,506	19,161	1971	03/98	5-40 years
217 Rampart, New Orleans, LA	—	2,076	—	59	—		2,076	59	2,135	—	—	08/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Commercial—(Continued)
225 Baronne, New Orleans, LA	77	1,162	10,457	6,884	(10,528	)(4)	1,162	6,813	7,975	8,098	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	4,000	211	1,903	320	—		211	2,223	2,434	63	1902	08/06	5-40 years
5360 Tulane, Atlanta, GA	344	95	514	187	(141	)(4)	95	560	655	399	1970	11/97	5-40 years
600 Las Colinas, Irving, TX	38,330	5,751	51,759	4,832	—		5,751	56,591	62,342	3,786	1984	08/05	5-40 years
Addison Hangar, Addison, TX	—	928	1,481	233	(387	)(4)	928	1,327	2,255	343	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,150	357	(221	)(4)	—	1,286	1,286	974	2000	12/99	5-40 years
Amoco, New Orleans, LA	19,500	894	3,582	8,561	(2,758	)(4)	894	9,385	10,279	6,275	1974	07/97	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,828	870	7,830	—	(548	)(4)	870	7,282	8,152	945	1979	03/03	5-40 years
Clarke Garage, New Orleans, LA	—	1,033	9,293	35	—		1,033	9,328	10,361	232	—	08/06	—
Cooley Building, Farmers Branch, TX	2,918	729	2,918	313	(1,137	)(4)	729	2,094	2,823	948	1996	05/99	5-40 years
Cross County Mall, Mattoon, IL	9,345	608	6,468	7,690	(1,633	)(4)	608	12,525	13,133	11,023	1971	08/79	5-40 years
Cullman, Cullman, AL	984	200	1,800	1,433	(1,300	)(4)	200	1,933	2,133	559	1979	03/03	5-40 years
Denver Mart, Denver, CO	24,408	4,824	5,184	18,745	198		4,824	24,127	28,951	9,845	1965/1986	04/94	7-40 years
Dunes Plaza, Michigan City, IN	3,559	1,230	5,430	3,321	(2,367	)(5)	1,230	6,384	7,614	3,394	1978	03/92	5-40 years
Encon, Fort Worth, TX	3,250	984	3,934	67	(1,215	)(4)	984	2,786	3,770	1,022	1958	10/97	5-40 years
Eton Square, Tulsa, OK	9,735	1,469	13,217	4,213	(2,418	)(4)	1,469	15,012	16,481	3,788	1985	09/99	5-40 years
Executive Court, Memphis, TN	—	271	2,099	750	(2,347	)(4)	271	502	773	131	1980	12/04	5-40 years
GNB Building, TX	—	—	5,200	—	(93)		—	5,107	5,107	91	—	07/06	5-40 years
One Hickory Center, Farmers Branch, TX	9,098	335	7,651	4,021	(3,118)		335	8,554	8,889	435	1998	2000	7-40 years
Park West 2, Dallas, TX	62,000	6,968	63,047	2,342	—		6,968	65,389	72,357	1,579	—	01/07	5-40 years
Park West, Dallas, TX	34,468	1,036	9,324	46,621	—		1,036	55,945	56,981	2,055	1984	04/05	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Commercial—(Continued)
Parkway North, Dallas, TX	3,339	1,173	4,692	2,443	(1,078	)(4)	1,173	6,057	7,230	2,348	1980	02/98	2-40 years
Signature, Dallas, TX	2,032	1,075	2,921	1,739	(2,025	)(4)	1,075	2,635	3,710	982	1985	02/99	5-40 years
Space Center, San Antonio, TX	994	247	1,332	228	(378	)(4)	247	1,182	1,429	928	1970	11/97	5-40 years
Two Hickory Center, Farmers Branch, TX	9,323	318	7,827	3,760	(1,706)		318	9,881	10,199	2,500	2000	2000	3-40 years
University Square, Anchorage, AK	1,314	562	3,276	275	(2,096	)(2)	562	1,455	2,017	1,392	1981	12/81	17-40 years
Westgrove Air Plaza, Addison, TX	2,761	211	1,898	741	(869	)(4)	211	1,770	1,981	1,078	1982	10/97	5-40 years
Land
1013 Commons, New Orleans, LA	—	615	—	634	—		615	634	1,249	150	—	08/98	—
Alliance Airport 52, Tarrant County, TX	1,610	2,656	—	—	—		2,656	—	2,656	—	—	10/05	—
Alliance Airport 8, Tarrant County, TX	408	738	—	—	—		738	—	738	—	—	10/05	—
Alliance Airport Land, Tarrant County, TX	553	895	—	—	—		895	—	895	—	—	05/05	—
Audubon, Adams County, MS	—	519	—	340	—		519	340	859	—	—	—	—
Beltline 378	1,909	—	—	2,888	—		—	2,888	2,888	—	—	—	—
Bonneau, Dallas County, TX(6)	—	1,102	—	—	—		1,102	—	1,102	—	—	02/98	—
Centura, Farmers Branch, TX	6,755	13,300	—	6,218	(8,454	)(4)	13,300	(2,236)	11,064	—	—	12/02	—
Chase Oaks, Plano, TX(6)	—	4,511	—	377	(4,051	)(3)	4,511	(3,674)	837	—	—	05/97	—
Circle C land, Austin TX	30,239	26,259	—	6,410	—		26,259	6,410	32,669	—	—	03/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Cooks Lane, Ft. Worth, TX	550	1,046	—	—	—		1,046	—	1,046	—	—	06/04	—
Creekside, fort Worth, TX	715	2,201	—	—	—		2,201	—	2,201	—	—	07/06	—
Croslin, Dallas, TX	—	327	—	6	—		327	6	333	—	—	10/98	—
Crowley, Fort Worth, TX	592	1,569	—	—	—		1,569	—	1,569	—	—	07/06	—
Dalho, Farmers Branch, TX(6)	—	331	—	—	—		331	—	331	—	—	10/97	—
Dedeaux Road, Gulfport, MS	1,520	1,612	—	—	—		1,612	—	1,612	—	—	10/06	—
Denton Andrew B Land, Denton, TX	316	895	—	—	—		895	—	895	—	—	12/05	—
Denton Andrew C Land, Denton, TX	197	318	—	—	—		318	—	318	—	—	12/05	—
Denton Land, Denton, TX	919	2,234	—	—	(885)		2,234	(885)	1,349	—	—	10/05	—
DeSoto, DeSoto, TX	579	2,651	—	25	(1,778)		2,651	(1,753)	898	—	—	10/04	—
Diplomat Drive, Farmers Branch, TX	770	1,775	—	—	(296)		1,775	(296)	1,479	—	—	12/06	—
Dominion, Dallas, TX	1,275	3,931	—	—	(357)		3,931	(357)	3,574	—	—	03/99	—
Elm Fork Land, Denton County, TX	2,761	13,238	—	414	(10,689	)(3)(4)	13,238	(10,275)	2,963	—	—	03/01	—
Ewing 8, Addison, TX	10,752	15,952	—	53	—		15,952	53	16,005	—	—	12/06	—
Fiesta Mart, San Angelo, TX	—	44	—	—	—		44	—	44	—	—	12/91	—
Folsom, Dallas, TX	—	—	—	—	(202	)(4)	—	(202)	(202)	—	—	10/00	—
Forney Land (ARI)	5,279	12,676	—	—	(10,446)		12,676	(10,446)	2,230	—	—	06/06	—
Forney Land, Kaufman County, TX	2,171	4,119	—	56	—		4,119	56	4,175	—	—	06/06	—
Fort Wayne, Ft Wayne, IN	—	3	—	—	—		3	—	3	—	—	08/96	—
Fruitland, Fruitland Park, FL	—	253	—	9	(229	)(4)	253	(220)	33	9	—	05/92	—
GNB Land, Farmers Branch, TX	10,000	9,800	—	—	(7,955)		9,800	(7,955)	1,845	—	—	07/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
GNB Land Edina, TX	—	11,727	—	—	(3,772)		11,727	(3,772)	7,955	—	—	—	—
Hines Meridian Land, Las Colinas, TX	4,000	8,490	—	—	(825)		8,490	(825)	7,665	—	—	05/07	—
Hollywood Casino, Farmers Branch, TX	2,220	16,987	—	3,109	(9,947	)(4)	16,987	(6,838)	10,149	—	—	06/02	—
Houston CC, TX	—	—	—	16	—		—	16	16	—	—	—	—
HSM, Farmers Branch, TX(6)	—	2,361	—	—	—		2,361	—	2,361	—	—	08/98	—
Icon East Center Retail, Dallas, TX	18,168	26,120	—	3,685	(1,484)		26,120	2,201	28,321	—	—	11/06	—
Icon Town Center Hotel, Dallas, TX	—	—	—	545	(28)		—	517	517	—	—	11/06	—
Icon Town Center Office, Dallas, TX	—	—	—	570	(28)		—	542	542	—	—	11/06	—
Icon Town Center Residential, Dallas, TX	—	—	—	816	(27)		—	789	789	—	—	11/06	—
Jackson Convention Center	—	3,848	—	—	—		3,848	—	3,848	—	—	07/07	—
JHL Connell, Carrollton, TX(6)	—	1,451	—	—	(713	)(3)	1,451	(713)	738	—	—	02/98	—
Kaufman Cogen Land, Kaufman, TX	3,033	6,109	—	—	—		6,109	—	6,109	—	—	12/05	—
Kaufman Taylor Land, Kaufman, TX	253	486	—	—	—		486	—	486	—	—	11/05	—
Keenan Bridge, Farmers Branch, TX	—	510	—	—	—		510	—	510	—	—	01/05	—
Keller Springs Lofts, Addison, TX	2,711	732	—	4,045	(55)		732	3,990	4,722	—	—	10/06	—
Kelly Lots, Collin County, TX	—	131	—	—	—		131	—	131	—	—	03/00	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Kingwest, Las Colinas, TX	1,580	1,819	—	870	(114)		1,819	756	2,575	—	—	10/06	—
Lacy Longhorn, Farmers Branch, TX	1,866	4,474	—	—	(2,566)		4,474	(2,566)	1,908	—	—	06/04	—
LaDue Walker Land, Farmers Branch, TX	8,738	21,500	—	—	(6,062)		21,500	(6,062)	15,438	—	—	09/06	—
Lakeshore Villas, Harris County, TX	—	84	—	—	(92)		84	(92)	(8)	—	—	03/02	—
Lamar Parmer/Limestone II, Austin, TX	—	1,999	—	779	(215	)(4)	1,999	564	2,563	—	—	01/00	—
Las Colinas—Walnut Hill, TX	—	900	—	—	(385)		900	(385)	515	—	—	11/06	—
Las Colinas Apts/Lofts, Las Colinas, TX	2,688	—	—	3,764	(25)		—	3,739	3,739	—	—	11/06	—
Las Colinas condos, Las Colinas, TX	—	—	—	291	(22)		—	269	269	—	—	11/06	—
Las Colinas High Rise Apartments, Las Colinas, TX	932	—	—	1,606	(11)		—	1,595	1,595	—	—	11/06	—
Las Colinas High Rise Office, Dallas, TX	2,042	—	—	2,891	(19)		—	2,872	2,872	—	—	11/06	—
Las Colinas I, Las Colinas, TX	—	14,076	—	28	(13,891	)(3)	14,076	(13,863)	213	—	—	05/95	—
Las Colinas Townhomes, Las Coinas, TX	6,750	—	—	12,237	(8,262)		—	3,975	3,975	—	—	11/06	—
Las Colinas, Las Colinas, TX	821	995	—	—	(86	)(4)	995	(86)	909	—	—	01/96	—
LCLLP, Las Colinas, TX	7,532	4,950	—	2,778	(3,222	)(4)	4,950	(444)	4,506	—	—	12/04	—
Leone, Irving, TX	1,210	1,625	—	13	—		1,625	13	1,638	—	—	12/96	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Lubbock, Lubbock, TX	—	234	—	—	—		234	—	234	—	—	01/04	—
Luna Rd Land, Farmers Branch, TX	—	261	—	—	—		261	—	261	—	—	07/05	—
Mandahl Bay Land, US Virgin Islands	3,147	14,660	—	609	(558)		14,660	51	14,711	—	—	11/05	—
Manhattan, Farmers Branch, TX	7,000	11,186	—	9,418	(9,544	)(4)	11,186	(126)	11,060	34	—	02/00	—
Mansfield Land, Mansfield, TX	337	1,520	—	—	(977)		1,520	(977)	543	—	—	09/05	—
Marine Creek, Ft. Worth, TX	1,699	2,923		2,129	(3,666	)(4)	2,923	(1,537)	1,386	—	—	06/02	—
Mason/Goodrich, Houston, TX	—	783	—	1,145	—	(3)	783	1,145	1,928	—	—	11/98	—
McKinney 36, Collin County, TX	3,995	2,203	—	166	(575	)(4)	2,203	(409)	1,794	—	—	01/98	—
McKinney Corners II, Collin County, TX(6)	—	5,911	—	—	(5,386	)(3)	5,911	(5,386)	525	—	—	04/97	—
McKinney Ranch Land, Collin County, TX	16,512	47,327	—	—	(23,439)		47,327	(23,439)	23,888	—	—	12/05	—
Meloy/Portage, Kent, OH	2,695	5,243	—	—	(124	)(2)	5,243	(124)	5,119	—	—	02/04	—
Mendoza Land, Dallas, TX	—	192	—	—	—		192	—	192	—	—	—	—
Mercer Apts/Lakeside Lofts, Farmers Branch, TX	—	—	—	158	(26)		—	132	132	—	—	11/06	—
Mercer Land Plan, Farmers Branch, TX	—	—	—	188	(6)		—	182	182	—	—	—	—
Mercer Town Homes, Farmers Branch, TX	—	—	—	94	14		—	108	108	—	—	11/06	—
Mira Lago, Farmers Branch, TX	—	253	—	—	(186	)(4)	253	(186)	67	—	—	05/01	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Nakash, Malden, MO	—	113	—	—	(10)		113	(10)	103	—	—	01/93	—
Nashville, Nashville, TN	—	1,890	—	34	(1,014	)(4)	1,890	(980)	910	—	—	06/02	—
Nashville, Nashville, TN	—	6,976	—	—	(6,751	)(3)	6,976	(6,751)	225	—	—	05/99	—
Ocean Estates, Gulfport, MS	—	1,418	—	601	—		1,418	601	2,019	—	—	10/07	—
Pac-Trust, Dallas, TX	1,237	1,232	—	2,868	(2,967	)(4)	1,232	(99)	1,133	—	—	10/01	—
Palmer Lane, Austin, TX	14,000	22,756	—	—	—		22,756	—	22,756	—	—	12/05	—
Pantaze Land, Dallas, TX	—	275	—	15	—		275	15	290	—	—	11/05	—
Park Forest Townhomes, TX	—	—	—	730	(71)		—	659	659	—	—	—	—
Payne, Las Colinas, TX	14,555	17,500	—	10,139	(26,822	)(2)	17,500	(16,683)	817	—	—	12/04	—
Pioneer Crossing, Austin, TX	17,000	22,841	—	3,244	(17,469	)(3)	22,841	(14,225)	8,616	—	—	05/97	—
Plaza at Chase Oaks, Plano, TX	—	—	—	21	(2)		—	19	19	—	—	11/06	—
Polo Estates at Bent Tree, Dallas, TX	3,000	4,003	—	1,183	(210)		4,003	973	4,976	—	—	11/06	—
Polo Estates at Park Forest, Dallas TX	3,107	4,807	—	2,568	(647)		4,807	1,921	6,728	—	—	11/06	—
Polo Esttes Signature Place, Dallas, TX	—	—	—	375	(28)		—	347	347	—	—	11/06	—
Pulaski, Pulaski County, AR	1,194	2,095	—	—	—		2,095	—	2,095	—	—	06/03	—
Railroad, Dallas, TX	—	782	—	55	—		782	55	837	—	—	03/04	—
Ranchview, Irving, TX	—	—	—	15	(2)		—	13	13	—	—	11/06	—
Ridgepointe Drive, Irving, TX	—	189	—	—	—		189	—	189	—	—	12/06	—
Seminary West, Fort Worth, TX	—	234	—	—	(21)		234	(21)	213	—	—	06/01	—
Senlac 3.976 Acres, Farmers Branch, TX	—	915	—	—	—		915	—	915	—	—	08/05	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Senlac Land, Farmers Branch, TX	—	656	—	50	—		656	50	706	—	—	08/05	—
Senlac VHP Land, Farmers Branch, TX	406	622		34	—		622	34	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	—	—		1,643	—	1,643	—	—	09/03	—
Siskiyou, Siskiyou County, CA	—	3	—	—	—		3	—	3	—	—	08/96	—
Sladek Land, Travis County, TX	—	764	—	—	—		764	—	764	—	—	05/00	—
Southwood 1394 Land, Tallahassee, FL	748	1,209	—	—	—		1,209	—	1,209	—	—	02/06	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	—		556	—	556	—	—	06/05	—
SPRINGFIELD (BACKLICK LAND)	—	74	—	—	—		74	—	74	—	—	12/90	—
Stanley Tools Land	1,980	4,253	—	—	(386)		4,253	(386)	3,867	—	—	02/04	—
TCI 151 Waco Acres, TX	1,300	2,106	—	—	—		2,106	—	2,106	—	—	04/07	—
Texas Plaza, Irving, TX	1,069	1,738	—	—	—		1,738	—	1,738	—	—	12/06	—
Thompson II, Dallas County, TX	—	505	—	—	(31	)(3)	505	(31)	474	—	—	07/98	—
Thompson Land, Farmers Branch, TX	—	948	—	—	—		948	—	948	—	—	10/97	—
Tomlin, Farmers Branch, TX	—	1,878	—	—	—		1,878	—	1,878	—	—	10/97	—
Valley Ranch, Irving, TX	4,065	6,500	—	—	—		6,500	—	6,500	—	—	12/04	—
Valley View 20, Farmers Branch, TX	3,038	4,896	—	—	—		4,896	—	4,896	—	—	02/06	—
Valley View 34, Farmers Branch, TX	7,000	1,652	—	1,035	(1,003)		1,652	32	1,684	—	—	08/96	—
Valley View Common Park, Farmers Branch, TX	235	1,111	—	—	—		1,111	—	1,111	—	—	05/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Valwood, Dallas, TX	12,362	10,879	—	1,257			10,879	1,257	12,136	—	—	08/96	—
Vineyards II, Grapevine, TX	—	6,373	—	7	(4,871	)(3)	6,373	(4,864)	1,509	—	—	06/99	—
Vineyards, Grapevine, TX	—	4,982	—	—	(3,859	)(3)	4,982	(3,859)	1,123	—	—	10/97	—
Vista Ridge, Lewisville, TX(6)	—	12,519	—	440	(12,838	)(3)	12,519	(12,398)	121	—	—	09/98	—
W Hotel	—	—	—	—	—		—	—	—	—	—	—	—
W Lofts, Farmers Branch, TX	6,705	7,775	—	1,698	(300)		7,775	1,398	9,173	—	—	11/06	—
Waco 42, Waco, TX	375	557	—	—	—		557	—	557	—	—	05/06	—
Waco, Swanson, Waco, TX	1,735	2,805	—	—	—		2,805	—	2,805	—	—	08/06	—
Walker, Dallas County, TX	—	9,694	—	1,284	(9,484)		9,694	(8,200)	1,494	—	—	07/98	—
West End, Dallas, TX	4,500	11,405	—	77	(8,486	)(3)	11,405	(8,409)	2,996	—	—	08/97	—
Whorton Land Dallas, TX	3,333	4,530	—	—	(239)		4,530	(239)	4,291	—	—	06/05	—
Willowick Land, Pensacola, FL	—	136	—	1	—		136	1	137		—	—	—
Wilmer 88 Land Dallas, TX	2,083	668	—	5	—		668	5	673	—	—	08/05	—
Windmill Farms, Kaufman County, TX	38,050	52,319	—	4,197	—		52,319	4,197	56,516	—	—	11/06	—
Corporate Departments/Investments/Misc.
ARI Corporate	—	—	—	16	—		—	16	16	13	—	—	—
ART Palm LLC	—	—	—	(6,580)	—		—	(6,580)	(6,580)	(6,580)	—	—	—
Hotel Albania Project	—	—	—	9	—		—	9	9	—	—	—	—
TCI	—	—	—	—	(5,013)		—	(5,013)	(5,013)	9,004	—	—	—

	323,851	593,422	—	94,758	(244,190)		593,422	(149,432)	443,990	2,630

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment—(Continued)
Properties Held for Sale
4400, Midland, TX	2,825	349	1,396	130	(276	)(4)	349	1,250	1,599	337	1981	03/98	40 years
Arbor Point, Odessa, TX	5,085	321	1,285	685	(337	)(4)	321	1,633	1,954	1,362	1975	08/96	5-40 years
Ashton Way, Midland, TX	2,600	384	1,536	199	(430	)(4)	384	1,305	1,689	453	1978	04/98	5-40 years
Autumn Chase, Midland, TX	2,398	141	1,265	—	—		141	1,265	1,406	245	1985	03/00	40 years
Bay Walk, Galveston, TX	5,127	679	6,106	506	(1,460)		679	5,152	5,831	789	1979	09/01	5-40 years
City Suites, Chicago, IL	7,210	950	3,847	1,682	(1,012	)(4)	950	4,517	5,467	2,067	1995	12/98	5-40 years
Courtyard, Midland, TX	3,440	151	1,359	—	(126	)(4)	151	1,233	1,384	227	1976	05/01	40 years
Coventry, Midland, TX	3,120	236	369	108	—		236	477	713	278	1977	08/96	5-40 years
Durham Centre, Durham, NC	—	—	—	—	1,434	(4)	—	1,434	1,434	—	1988	07/97	40 years
Fairways, Longview, TX	2,444	657	1,532	537	(854	)(4)	657	1,215	1,872	633	1980	03/93	5-40 years
Fountains of Waterford, Midland, TX	5,919	311	852	1,994	(725	)(4)	311	2,121	2,432	1,738	1977	05/98	5-40 years
Four Hickory Center, Farmers Branch, TX	—	32	—	—	—	(4)	32	—	32	—	2003	01/01	5-40 years
Governor Square, Tallahassee, FL	3,218	245	2,207	—	—		245	2,207	2,452	317	1974	03/02	40 years
Hunters Glen, Midland, TX	4,460	519	2,075	321	(244)		519	2,152	2,671	840	1982	01/98	5-40 years
Island Bay, Galveston, TX	14,380	2,095	18,853	1,562	(4,510)		2,095	15,905	18,000	2,179	1973	09/01	40 years
Lexington Center, Colorado Springs, CO	3,534	1,103	4,413	1,185	(961	)(4)	1,103	4,637	5,740	1,765	1986	12/97	3-40 years
Limestone Canyon, Austin, TX	14,355	1,998	12,247	1,204	(661	)(6)	1,998	12,790	14,788	2,650	1997	07/98	40 years
Limestone Ranch, Lewisville, TX	13,336	1,620	13,058	—	(1,229)		1,620	11,829	13,449	1,857	2001	05/01	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition			Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
		Land	Building & Improvements	Improvements	Other capital accounts (eliminations)
							Land	Building & Improvements	Total
								(dollars in thousands)
Properties Held for Investment— (Continued)
Properties Held for Sale—(Continued)
Marina Landing, Galveston, TX	12,245	1,240	11,160	926	(1,964)		1,240	10,122	11,362	1,486	1985	09/01	40 years
Oak Park IV, Clute, TX	—	—	—	—	(51	)(4)	—	(51)	(51)	—	1981	06/94	5-40 years
Sendero Ridge, San Antonio, TX	23,900	2,635	26,725	763	(3,936	)(4)	2,635	23,552	26,187	2,582	2001	11/01	40 years
Southgate, Odessa, TX	4,614	335	1,338	467	(316	)(4)	335	1,489	1,824	697	1976	08/96	5-40 years
Sunchase, Odessa, TX	7,325	742	2,842	760	(640	)(4)	742	2,962	3,704	1,156	1981	10/97	5-40 years
Sunset, Odessa, TX	5,529	345	1,382	—	—		345	1,382	1,727	340	1981	03/02	40 years
The Majestic, Chicago, IL	5,936	572	2,287	2,095	(772	)(4)	572	3,610	4,182	1,887	1995	12/98	5-40 years
Thornwood, Odessa, TX	3,323	190	1,706	—	—		190	1,706	1,896	21	—	06/07	5-40 years
Tivoli, Dallas, TX	11,180	1,355	12,592	—	(1,166)		1,355	11,426	12,781	1,624	2001	12/01	40 years
Westwood, Odessa, TX	936	85	341	130	(39	)(4)	85	432	517	197	1977	08/96	5-40 years
Willows, Chicago, IL	5,105	945	3,779	2,338	(1,061	)(4)	945	5,056	6,001	2,448	1995	12/98	5-40 years
Woodview, Odessa, TX	5,229	716	2,864	376	(582	)(4)	716	2,658	3,374	794	1974	05/98	5-40 years

	178,773	20,951	139,416	17,968	(21,918)		20,951	135,466	156,417	30,969

TOTAL: Real Estate Held For Investment	$1,359,009	$712,400	$829,613	$450,948	$(327,729)		$712,400	$952,832	$1,665,232	$179,373

(1)	Not used.
(2)	Write-down of property to estimated net realizable value.
(3)	Cost basis assigned to portion of property sold.
(4)	Purchase accounting basis adjustment.
(5)	Forgiveness of debt and cash received deducted from the basis of the property, offset by land acquired in 1992.
(6)	Property under construction.

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

	2007	2006	2005
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,449,715	$1,277,754	$1,155,586
Additions
Acquisitions and improvements	359,513	301,540	259,137
Deductions
Sale of real estate	(143,996)	(122,195)	(136,969)
Property write-down	—	(7,384)	—

Balance at December 31,	$1,665,232	$1,449,715	$1,277,754

Reconciliation of Accumulated Depreciation
Balance at January 1,	$177,291	$164,649	$172,164
Additions
Depreciation	33,051	23,407	23,981
Deductions
Sale of real estate	(30,969)	(10,765)	(31,496)

Balance at December 31,	$179,373	$177,291	$164,649

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
FIRST MORTGAGE LOANS
Mason Creek, L.P.
1st lien on 8 acres, Harris County, TX	10.50		Monthly interest payments	—	523	28	—

OTHER
Realty Advisors	Prime+2.0%		All principal and interest are due at maturity.	—	5,633	5,633	—
Secured by a pledge of 850,000 shares of ARI Common Stock owned by BCM

Carrolton TH, LP	15.00	03/09	All principal and interest are due at maturity.	—	1,500	1,728	—
On sales a portion of the profit part will be applied to interest due.

Mark Small	18.00	02/07	All principal and interest are due at maturity.	—	600	549	—
Secured by Collateral Assignment of Contract Proceeds

Robert Baylis	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Herrick Partners	10.00	09/17	Interest only paid quarterly.	—	91	91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

2410 Partnership	10.00	09/17	Interest only paid quarterly.	—	145	145	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Michale Witte	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Richard Schmaltz	10.00	09/17	Interest only paid quarterly.	—	203	203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Willingham Trust	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

Michael Monier	10.00	09/17	Interest only paid quarterly.	—	304	304	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Harold Wolfe	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Compton Partners	10.00	09/17	Interest only paid quarterly.	—	289	289	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Christine Tunney	10.00	09/17	Interest only paid quarterly.	—	48	48	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Edward Samson	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Hammon Operating Corporation	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Palmer Brown Madden	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Quintin Smith Jr.	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

William Ingram	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

Earl Samson	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Mary Ann MacLean	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Peter Van Dyk Berg	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

William Urkie	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Sherman Bull	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

David Monier	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust - Joseph Monier	10.00	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust - Brett & Nicole Monier	10.00	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust - David Monier	10.00	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

UNSECURED LOANS

Harvest Hill I, LLC	12.00	10/13	Interest compounded annually. All principal and interest due at maturity.	—	1,429	2,258	—
Unsecured.

Harvest Hill II, LLC	12.00	10/13	Interest compounded annually. All principal and interest due at maturity.	—	1,426	2,264	—
Unsecured.

Harvest Hill III, LLC	12.00	10/13	Interest compounded annually. All principal and interest due at maturity.	—	2,127	3,369	—
Unsecured.

Treetops	0.00	01/09	Due at maturity.	—	1,000	835
Unsecured.

One Realco	11.25	02/07	Principal and interest due at maturity.	—	18,000	9,949	—
Unsecured.

UH of Austin	0.00		Due at maturity.	—	—	2,686	—

Blue Lake at Marine Creek	0.00		Due at maturity.	—	—	106	—

UH of Samsung I	0.00		Due at maturity.	—	—	584	—

UH of Burleson	0.00		Due at maturity.	—	—	785	—

UH of Chase Oaks	0.00		Due at maturity.	—	—	398	—

HAF of Dallas, LLC	0.00		Due at maturity.	—	—	451	—

HFS of Grand Prairie, LLC	0.00		Due at maturity.	—	—	446	—

UH of Kingwood	0.00		Due at maturity.	—	—	1,384	—

HFS of Humble LLC	0.00		Due at maturity.	—	—	169	—

UH of Inwood	0.00		Due at maturity.	—	—	4,213	—

UH of Kensington	0.00		Due at maturity.	—	—	4,300	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

UH of McKinney	0.00		Due at maturity.	—	—	2,003	—

UHF Parkside Advances	0.00		Due at maturity.	—	—	272	—

UH of Vista Ridge	0.00		Due at maturity.	—	—	1,294	—

UH of Walnut Park Crossing	0.00		Due at maturity.	—	—	300	—

William Friedman	10.00			—	—	1,000	—

Windmill Farms	7.00			—	—	686	—

International Health Products, Inc.	8.75			—	—	3,779	—

Atlantic Hotels, LLC	0.00		Due at maturity.	—	—	2,000	—

				—	35,533	56,764	—

Interest						4,617
Allowance for estimated losses						(2,978)

						58,403

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2007

	2007	2006	2005
Balance at January 1, 2007	$49,193	$79,676	$73,359
Additions
New Mortgage Loans	53,661	11,548	59,717
Funding of existing loans	—	3,201	727
Deductions
Collection of principal	(34,222)	(38,419)	(12,406)
Conversion to property interest		(1,712)	(8,356)
Mortgages eliminated from consolidation of partnerships	(11,868)	(3,954)	—
Reclass to accounts receivable		(1,147)	—
Sale of notes receivable		—	(33,365)

Balance at December 31, 2007	$56,764	$49,193	$79,676

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and interim Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2007, the internal control system over financial reporting met those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

TED P. STOKELY: Age 74, Director and Chairman of the Board (Affiliate) (since November 2002).

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

HENRY A. BUTLER: Age 57, Director (Affiliate) (since July 2003).

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

ROBERT A. JAKUSZEWSKI: Age 45, Director (Independent) (since November 2005).

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

TED R. MUNSELLE: Age 52, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc; President (since December 2004) of Applied Educational Opportunities, LLC, an educational organization which has career training schools located in the cities of Richardson and Tyler, Texas; from December 2004 to August 2007; Certified Public Accountant employed in the public accounting industry from 1977 until 1998 when he entered his current employment; Director (since February 20, 2004) of TCI.

Board Meetings and Committees

The Board of Directors held eleven meetings during 2007. For such year, no incumbent Director attended fewer than 91.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARI’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARI’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2007.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARI’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met one time during 2007.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2007.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee		Governance and Nominating Committee	Compensation Committee

Henry A. Butler
Sharon Hunt	✓		✓	✓	Chair

Robert A. Jakuszewski	✓		✓ Chair		✓

Ted R. Munselle	✓	Chair	✓		✓

Ted P. Stokley

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

In December 2007, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2007.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in February 2007, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARI and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of ARI’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all except one of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other entities, other principal occupations, business experience and directorships with other publicly-held companies during the last five years or more are set forth below.

DANIEL J. MOOS, 57

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

GENE S. BERTCHER, 59

Effective February 25, 2008, the Board of Directors of the Company appointed Gene S. Bertcher, Executive Vice President and Interim Chief Financial Officer of the Company. Mr. Bertcher is (and will continue to be) President and Chief Financial Officer of Cabletel International Corporation (“CIC”), a

Nevada corporation which has its common stock listed on the American Stock Exchange LLC, a position he has occupied since November 1, 2004. From January 3, 2003 until November 1, 2004, Mr. Bertcher was also Chief Executive Officer of CIC. He has been a certified public accountant since 1973. Mr. Bertcher has been a director, November 1989 to September 1996 and since June 1999 of CIC. No family relationship exists between Mr. Bertcher and any director or executive officer of the Company.

Effective February 15, 2008, Steven A. Abney resigned as Executive Vice President and Chief Financial Officer of the Company and ceased to be the principal financial and accounting officer of the Company. Mr. Abney held such position since 2005 and had no disagreement with the Company on any matter relating to the Company’s operations, policies or practices and departed as he had accepted employment with an unrelated entity.

LOUIS J. CORNA, 60

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

ALFRED CROZIER, 55

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

Prime, an affiliate, is the contractual advisor to ARI. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “Directors and Executive Officers of the Registrant—The Advisor.” As of March 24, 2008, PIAMI owned 1,437,208 shares of ARI’s common stock, approximately 13.2% of the shares then outstanding. Also, as of March 24, 2008, One Realco Stock Holdings, Inc., which is a wholly owned subsidiary of Prime of which PIAMI is the sole member, owns 234,500 shares of ARI common stock.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, Prime, an affiliate of Prime, or a related party receives the following forms of additional compensation:

1) an acquisition fee for locating, leasing or purchasing real estate for ARI in an amount equal to the lesser of (a) the amount of compensation customarily charged in similar arm’s-length transactions or (b) up to 6.0% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (a) the amount of compensation customarily charged in similar arm’s-length transactions or (b) 3.0% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

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

Property Management and Real Estate Brokerage

Affiliates of Prime provide property management services to ARI. Currently, Triad and Carmel provide property management services to ARI’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad and Carmel subcontract with other entities for the provision of the property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of ARI’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARI’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC. Carmel is owned by Regis I.

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

The only direct remuneration paid by ARI is to those Directors who are not officers or employees of Prime or its affiliated companies. Each non-employee Director is compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors is compensated at the rate of $49,500 per year. The Chairman of the Audit Committee receives an annual fee of $500. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2007, $193,100 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2007 through December 31, 2007, and 2007 special service fees as follows: Sharon Hunt, $47,700; Robert A. Jakuszewski, $47,700, Ted R. Munselle, $48,200 and Ted P. Stokely, $49,500.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $17.71 per share on January 11, 1999, the date stockholders approved the plan. On January 1, 2000, 2001, 2002, 2003, 2004, and 2005, each Independent Director was granted an option to purchase 1,000 shares at an exercise price of $18.53, $13.625, $9.87, $8.09, $9.13, and $9.70 per share, respectively. In December 2005, the Director’s Plan was terminated. At December 31, 2007, 1,000 options were exercisable at $8.09 per share, 2,000 options were exercisable at $9.13 per share, and 4,000 options were exercisable at $9.70 per share.

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”), which provides for options to purchase up to 300,000 shares of common stock. In December 2005, the Option Plan was terminated. There are options covering 70,750 shares outstanding under the Option Plan at December 31, 2007.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans under which equity securities of ARI are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners.    The following table sets forth the ownership of ARI’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARI to be the owner of more than 5.0% of the shares of ARI’s common stock as of the close of business on March 24, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percent of Class(1)
Basic Capital Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	6,703,045	(2)	59.75%

Prime Income Asset Management, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	1,671,708	(3)	14.90%

Transcontinental Realty Investors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	746,972	(4)	6.666%

Realty Advisors, Inc. 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,374,703	(2)(3)	74.65%

Ryan T. Phillips 1800 Valley View Lane Suite 300 Dallas, Texas 75234	8,402,305	(2)(3)(5)	74.90%

(1)	Percentages are based upon 11,217,914 shares outstanding as of March 24, 2008.
(2)	Includes 6,703,045 shares owned by BCM, over which each of the directors of BCM, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of BCM. The directors of BCM disclaim beneficial ownership of such shares.

(3)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holding, Inc. wholly-owned subsidiary of PIAMI, over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(4)	Each of the directors of TCI, Henry A. Butler, Sharon Hunt, Robert A. Jakuszewski, Ted R. Munselle, and Ted P. Stokely, may be deemed to be the beneficial owners by virtue of their positions as directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust. Ryan T. Phillips is a beneficiary of the trust.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARI’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARI, as of the close of business on March 24, 2008.

Gene S. Bertcher	749,972	(2)	6.66%
Henry A. Butler	749,972	(2)	6.66%
Alfred Crozier	9,121,725	(3)(4)(5)	81.31%
Louis J. Corna	9,121,725	(3)(4)(5)	81.31%
Sharon Hunt	747,972	(2)	6.66%
Robert A. Jakuszewski	746,972	(2)	6.66%
Ted R. Munselle	747,972	(2)	6.66%
Ted P. Stokely	749,972	(2)	6.66%
All Directors and Executive Officers as a group (9 persons)	9,128,725	(3)(4)(5)	81.37%

(1)	Percentage is based upon 11,217,914 shares outstanding as of March 24, 2008.
(2)	Includes 746,972 shares owned by TCI, over which the members of the Board of Directors of ARI may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. The members of the Board of Directors of ARI disclaim beneficial ownership of such shares.
(3)	Includes 746,972 shares owned by TCI, over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARI disclaim beneficial ownership of such shares.
(4)	Includes 6,703,045 shares owned by BCM, over which certain of the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of BCM. The executive officers of ARI disclaim beneficial ownership of such shares.
(5)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holdings, Inc., over which the executive officers of ARI may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of ARI disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Policies with Respect to Certain Activities

Article 11 of ARI’s Articles of Incorporation provides that ARI shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of ARI, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by ARI’s Board of Directors or the appropriate committee thereof and (b) ARI’s Board of Directors or committee thereof determines that such contract or transaction is fair to ARI and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of ARI entitled to vote thereon.

Article 11 defines an “Independent Director” (for purposes of that Article) as one who is neither an officer or employee of ARI, nor a director, officer or employee of ARI’s advisor. This definition predates ARI’s director independence guidelines adopted in February 2004.

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

Certain Business Relationships

Prime, ARI’s advisor, is a company for which Messrs. Corna, Crozier and Moos serve as executive officers. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in daily consultation with the officers of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARI. See also “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT—THE ADVISOR.”

The executive officers of ARI also serve as executive officers of TCI and IORI. As such, they owe fiduciary duties to that entity as well as to Prime under applicable law. TCI has the same relationship with Prime, as does ARI. Mr. Bertcher is an officer, director and employee of Cabeltel International Corporation (“CIC”) and as such also owes fiduciary duties to CIC as well as ARI, TCI and IORA under applicable law.

Effective July 1, 2003, PAMI became the advisor to ARI and TCI. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARI and TCI.

ARI contracts with affiliates of Prime for property management services. Currently, Triad, an affiliate, and Carmel provide such property management services. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC, a related party. Triad subcontracts the property-level management of 29 of ARI’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provides real estate brokerage services to ARI and receives brokerage commissions in accordance with the Advisory Agreement. Regis Hotel I, LLC manages ARI’s 11 hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC. Carmel is owned by Regis I. See ITEM 2. “PROPERTIES—INVESTMENTS IN REAL ESTATE COMPANIES AND REAL ESTATE PARTNERSHIPS.”

At December 31, 2007, ARI owned approximately 80.2% of TCI’s outstanding common stock through its interest in TCI and approximately 24.88% of IORI’s outstanding common stock.

Related Party Transactions

Historically, ARI, TCI, IORI, BCM, and Prime have each engaged in, and may continue to engage in, business transactions, including real estate partnerships, with related parties. Such transactions are not considered to be at arm’s length and may not be favorable to ARI.

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

ARI received rents of $56,000 in 2007, $56,000 in 2006 and $56,000 in 2005 from an affiliate related to the affiliates lease at Addison Hangar. The affiliate owns a corporate jet that has a lease at the hangar.

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

Advances and Loans

From time-to-time, ARI and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARI’s financial statements as other assets or other liabilities. Effective July 1, 2005, ARI and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from ARI. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2007, ARI was owed $29.7 million and $1.1 million by Prime and Regis I, respectively.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARI for the years 2007 and 2006 by ARI’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP:

Type of Fee	2007				2006
	Farmer, Fuqua & Huff		BDO Seidman		Farmer, Fuqua & Huff		BDO Seidman
Audit Fees	$551,042	(1)	$—		$495,983	(5)	$—
Audit Related Fees	1,755	(2)	—		1,755	(2)	—
Tax Fees	84,547	(3)	53,018	(4)	84,632	(6)	66,949	(7)
All Other Fees	—		—		—		—

Total	$637,344		$53,018		$582,370		$66,949

(1)	Includes $304,242 paid by TCI
(2)	All paid by TCI

(3)	Includes $52,950 paid by TCI
(4)	Includes $11,937 paid by TCI
(5)	Includes $347,894 paid by TCI
(6)	Includes $37,005 paid by TCI
(7)	Includes $7,317 paid by TCI

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

All the fees for 2007 and 2006 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2007 and 2006

Consolidated Statements of Operations—Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows—Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loans on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

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

14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	*	Subsidiaries of the Registrant.

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

AMERICAN REALTY INVESTORS, INC.

By:	/s/ GENE S. BERTCHER
Gene S. Bertcher Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2008

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2008

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2008

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2008

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2008

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Operating Officer (Principal Executive Officer)	March 31, 2008

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2007

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

14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	*	Subsidiaries of the Registrant.

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.