Form 10-Q
period 2008-03-31
AMERICAN REALTY INVESTORS INC
filed 2008-05-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer,” non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,443,842
(Class)	(Outstanding at April 30, 2008)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Assets
Real estate held for investment	$1,517,196	$1,508,815
Less—accumulated depreciation	(149,323)	(148,404)

	1,367,873	1,360,411
Real estate held for sale, net of depreciation	33,939	61,128
Real estate subject to sales contracts	63,894	64,320
Notes and interest receivable

Performing (including $38,730 in 2008 and $28,976 in 2007 from affiliates and related parties)	69,130	69,977
Non-performing	16,468	16,468

	85,598	86,445
Less—allowance for estimated losses	(9,478)	(2,978)

	76,120	83,467
Cash and cash equivalents	7,838	11,560
Restricted cash	1,881	2,556
Marketable securities, at market value	6,205	13,157
Investments in equity investees	22,476	23,867
Other assets (including $56,025 in 2008 and $63,519 in 2007 from affiliates and related parties)	166,483	157,388

	$1,746,709	$1,777,854

Liabilities and Stockholders’ Equity
Liabilities:
Notes and interest payable (including $8,755 in 2008 and $6,766 in 2007 from affiliates and related parties)	$1,205,266	$1,221,987
Liabilities related to assets held-for-sale	31,900	116,377
Liabilities subject to sales contracts	63,387	62,513
Stock-secured notes payable	17,546	17,546
Accounts payable and other liabilities (including $2,322 in 2008 and $10,752 in 2007 from affiliates and related parties)	99,060	104,884

	1,417,159	1,523,307
Commitments and contingencies
Minority interest	75,558	62,161
Stockholders’ equity:
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,316 shares in 2008 and 2007 (liquidation preference $33,909), including 900,000 shares in 2008 and 2007 held by subsidiaries	4,979	4,979
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares in 2008 and 2007	114	114
Treasury stock at cost; 1,144,930 and 1,129,530 shares in 2008 and 2007, respectively	(12,876)	(12,664)
Paid-in capital	99,558	100,277
Retained earnings	159,256	99,452
Accumulated other comprehensive income (loss)	2,961	228

	253,992	192,386

	$1,746,709	$1,777,854

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Revenues:
Rental and other property revenues (including $258 in 2008 and $350 in 2007 from affiliates and related parties)	$44,463	$41,748

Expenses:
Property operating expenses (including $2,218 in 2008 and $2,120 in 2007 from affiliates and related parties)	30,253	25,897
Depreciation and amortization	6,780	5,147
General and administrative (including $1,111 in 2008 and $2,181 in 2007 from affiliates and related parties)	4,330	4,478
Advisory fee to affiliate	3,975	3,299

Total operating expenses	45,338	38,821

Operating income (loss)	(875)	2,927

Other income (expense):
Interest income (including $1,173 in 2008 and $538 in 2007 from affiliates and related parties)	2,100	1,554
Other income (including $877 in 2008 and $1,168 in 2007 from affiliates and related parties)	1,588	2,544
Mortgage and loan interest (including $258 in 2008 and $59 in 2007 from affiliates and related parties)	(22,357)	(22,223)
Net income fee to affiliate	—	704
Bad debt and allowance	(12,000)	—
Litigation settlement	—	24

Total other income (expense)	(30,669)	(17,397)

Loss before gain on land sales, minority interest, and equity in earnings (loss) of investees	(31,544)	(14,470)
Gain on land sales	1,275	4,898
Minority interest	(11,877)	(224)
Equity in income (loss) of investees	4,951	—

Loss from continuing operations before income tax benefit	(37,195)	(9,796)
Income tax benefit	34,168	468

Net loss from continuing operations	(3,027)	(9,328)

Income from discontinued operations before income tax expense	97,622	1,338
Income tax expense	(34,168)	(468)

Net income from discontinuing operations	63,454	870

Net income	60,427	(8,458)
Preferred dividend requirement	(623)	(622)

Net income (loss) applicable to common shares	$59,804	$(9,080)

Earnings per share - basic
Income (loss) from continuing operations	$(0.35)	$(0.98)
Discontinued operations	6.07	0.09

Net income (loss) applicable to common shares	$5.72	$(0.89)

Earnings per share - diluted
Income (loss) from continuing operations	$(0.35)	$(0.98)
Discontinued operations	6.07	0.09

Net income (loss) applicable to common shares	$5.72	$(0.89)

Weighted average common share used in computing earnings per share	10,451,042	10,147,848
Weighted average common share used in computing diluted earnings per share	10,451,042	10,147,848

Series A Cumulative Convertible Preferred Stock (2,491,000) shares of Preferred Stock convertible into common stock estimated to be 2,957,000 common shares) and options to purchase 70,750 shares of ARI’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 and March 31, 2007 because the effect of their inclusion would be antidilutive.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008

(dollars in thousands)

(unaudited)

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Stockholders’ Equity
Balance, December 31, 2007	$4,979	$—	$114	$(12,664)	$100,277	$99,452	$228	$192,386
Unrealized gain on foreign currency translation	—	—	—	—	—	—	9,685	9,685
Unrealized gain on marketable securities	—	—	—	—	—	—	(6,952)	(6,952)
Unrealized gain	—		—	—	—	—	—	—
Net income	—	—	—	—	—	60,427	—	60,427

Acquisition of Minority Interest	—	—	—	—	(719)	—	—	(719)
Repurchase of Common Stock	—	—	—	(212)	—	—	—	(212)
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	(623)	—	(623)

Balance, March 31, 2008	$4,979	$—	$114	$(12,876)	$99,558	$159,256	$2,961	$253,992

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$59,804	$(9,080)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(1,275)	(4,898)
Depreciation and amortization	7,084	6,798
Provision for allowance of notes receivable and impairment	12,000	—
Amortization of deferred borrowing costs	2,860	1,332
Equity in (income) loss of investees	(4,951)	—
Gain (loss) on foreign currency transaction	—	(131)
Gain on sale of income producing properties	(111,370)	—
(Increase) decrease in assets:
Accrued interest receivable	(1,194)	(646)
Other assets	(3,356)	(6,654)
Prepaid expense	(48)	—
Escrow	(2,916)	—
Earnest Money	2,801	4,728
Rent receivables	(6,744)	—
(Increase) decrease in liabilities:
Accrued interest payable	(1,258)	3,116
Other liabilities	(5,824)	(5,108)

Net cash used in operating activities	(54,387)	(10,543)
Cash Flow From Investing Activities:
Collections on notes receivables	3,541	1,205
Funding of notes receivable	—	(1,447)
Acquisition of land held for development	(12,023)	(109,911)
Proceeds from sales of income producing properties	152,392	22,754
Proceeds from sale of land	2,873	9,609
Investment in unconsolidated real estate entities	(1,391)	(9,298)
Improvement of income producing properties	(2,036)	—
Acquisition of Minority Interest	11,877	(205)
Distributions of Equity Investee	—	(3,544)
Construction and development of new properties	(32,109)	(38,349)

Net cash provided by (used in) investing activities	123,124	(129,186)
Cash Flow From Financing Activities:
Proceeds from notes payable	76,558	213,335
Recurring amortization of principal on notes payable	(5,264)	(3,018)
Increase in due from affiliates	(2,083)	(9,554)
Payments on maturing notes payable	(144,312)	(57,954)
Deferred financing costs	2,179	(6,352)
Restricted cash	675	1,222
Purchase of treasury stock	(212)	(31)

Net cash provided by (used in) financing activities	(72,459)	137,648

Net decrease in cash and cash equivalents	(3,722)	(2,081)
Cash and cash equivalents, beginning of period	11,560	7,035

Cash and cash equivalents, end of period	$7,838	$4,954

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,944	$16,695
Cash paid for taxes, net of refunds	—	—

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation loss	$9,685	$—
Unrealized gain on marketable securities	$(6,952)	$—
Note receivable allowance	$(1,500)	$—

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. (“ARI,” “We,” “The Company,” “Our” or “Us”) is a Nevada corporation and invest in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL.” ARI owns approximately 82.2 percent of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., (”TCI”) a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol “TCI”. The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At March 31, 2008, TCI owned approximately 24.8 percent of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange.

Properties

The Company owns or had interests in a total property portfolio of 86 and 109 income producing properties as of March 31, 2008 and December 31, 2007, respectively. The commercial properties aggregate approximately 5.8 million and 5.9 million net rentable square feet as of March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 the properties consisted of:

•	29 commercial buildings, which consists of 16 Office buildings, 7 commercial warehouses, and 6 retail centers.

•	5 hotels.

•	52 Apartment communities.

•	11,027 Acres of developed and undeveloped land.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

Newly issued accounting standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS

141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” , effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Property Sales	Reclassifications and Other Adjustments	Cost 3/31/2008	Accumulated Depreciation 3/31/2008
Apartments	$473,593	$—	$—	$—	$—	$110,138	$583,731	$52,597
Apartments under construction	153,144	—	—	25,955	—	—	179,099	—
Other developments in progress	110,321	—	—	6,154	—	—	116,475	—
Commercial properties	357,283	—	2,036	—	—	60,117	419,436	83,725
Hotels	72,156	—	—	—	—	(35,358)	36,798	12,809
Land held for development	193,914	12,023	—	—	(2,873)	(21,407)	181,657	192

Real estate held for investment	$1,360,411	$12,023	$2,036	$32,109	$(2,873)	$113,490	$1,517,196	$149,323

Real estate held for sale	$61,128	$—	$—	$—	$(152,392)	$129,827	$38,563	$4,624

Real estate subject to sales contract	$64,320	$—	$—	$—	$—	$8,713	$73,033	$9,139

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable. The mortgage is secured by the property, accrues interest at 7.5% or prime plus .75% whichever is higher.

On January 25, 2008, we sold 15 apartment complexes in a single transaction for an aggregate sales price of $98.3 million, recording a gain on sale of $72.1 million. We received cash of $28.4 million after paying off existing mortgages of $62.1 million, and $7.8 million in commissions and other closing costs. The properties consisted of:

•	4400 apartments, a 92 unit complex located in Midland, Texas

•	Arbor Pointe, a 194 unit complex located in Odessa, Texas

•	Ashton Way, a 178 unit complex located in Midland, Texas

•	Autumn Chase, a 94 unit complex located in Midland, Texas

•	Courtyard Apartments, a 133 unit complex located in Midland, Texas

•	Coventry Point, a 120 unit complex located in Midland, Texas

•	Fairway, a 152 unit complex located in Longview, Texas

•	Fountains at Waterford, a 172 unit complex located in Midland, Texas

•	Hunters Glen, a 260 unit complex located in Midland, Texas

•	Southgate, a 180 unit complex located in Odessa, Texas

•	Sunchase, a 300 unit complex located in Odessa, Texas

•	Thornwood, a 109 unit complex located in Midland, Texas

•	Westwood, a 79 unit complex located in Odessa, Texas

•	Woodview, a 232 unit complex located in Odessa, Texas

•	Sunset, a 240 unit complex located in Odessa, Texas

On January 31, 2008, we sold the Lexington office building, a 75,000 square foot commercial building located in Colorado Springs, Colorado for $5.4 million, receiving cash of $1.6 million after paying off the existing mortgage of $3.5 million and $300,000 in closing costs. We recorded a $700,000 gain on sale.

On February 6, 2008, we sold the Fairway View Apartments, a 264 unit complex located in El Paso, Texas, for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

On February 14, 2008, we sold the Governors Square apartments, a 169 unit complex located in Tallahassee, Florida, for $8.5 million, recording a gain on sale of $5.7 million. We received $4.7 million in cash after paying off the existing mortgage of $2.9 million and $900,000 in closing costs.

On February 14, 2008, we sold 3 hotels all located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45 room hotel

•	Majestic Hotel, a 55 room hotel

•	Willows Hotel, a 52 room hotel

On March 28, 2008 we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akedemia, a 161 room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
400 St. Paul	10/08	9.25%	$3,612	Office building, Dallas, TX
Basic Capital Management (1)	10/08	9.50	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	10/08	9.50	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	10/08	9.00	4,598	Assignment of partnership interests
Garden Centura LP	09/08	7.00	5,007	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	6,514	Various Security Interests
Miscellaneous related party notes	Various	Various	8,824	Various Security Interests
Thornwood Wrap Note, ICC Surfwood	07/08	7.50	1,638	Unsecured
Synteck Acquisition Corp (1)	08/08	Prime + 1	3,354	Unsecured
One Realco	02/09	10.50	9,949	Unsecured
Pioneer Austin Development	10/08	10.50	2,407	33 acres undeveloped land, Austin, TX
Realty Advisors (1)	11/08	9.50	5,633	850 shares of ARI stock owned by BCM
Unified Housing of Harvest Hill	10/13	12.00	7,891	Surplus cash note
Accrued interest			6,928

Total Performing			69,130

Non-Performing loans:
Blue Lake at Marine Creek (1)	12/13	12.00%	106	Surplus Cash Note
HAF of Dallas LLC (1)	08/11	12.00	452	Surplus Cash Note
HFS of Humble LLC (1)	12/17	12.00	2,220	Surplus Cash Note
Tracy Suttles	01/09	12.00	835	Unsecured
UH OF Burleson (1)	08/13	12.00	785	Surplus Cash Note
UH OF Chase Oaks (1)	12/08	12.00	398	Surplus Cash Note
UH OF Inwood (1)	12/13	12.00	4,213	Surplus Cash Note
UH OF Kensington (1)	03/14	12.00	4,300	Surplus Cash Note
UH OF McKinney (1)	12/13	12.00	2,003	Surplus Cash Note
UH OF Samsung I (1)	12/08	12.00	584	Surplus Cash Note
UH OF Walnut Park Crossing (1)	12/08	12.00	300	Surplus Cash Note
UHF Parkside Advances (1)	12/13	12.00	272	Surplus Cash Note

Total Non-Performing			16,468
Allowance for estimated losses			(9,478)

Total			$76,120

(1)	Related Party Notes

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

ARI’s investment in real estate entities at March 31, 2008 was as follows:

Investee	Carrying Value of Investment at March 31, 2008	Market Value of Investment at March 31, 2007
IORI	$11,109	$6,109
Garden Centura, L.P	1,944	—
Gruppa Florentina, LLC (“Gruppa”) (1)	4,957	—
LK-Four Hickory, LLC (1)	88	—
Other (1)	11,378	—
Allowance	(7,000)	—

	$22,476

(1)	The entity is not publicly traded and no readily determinable market value exists.

Set forth below are summarized results of operations of investments in unconsolidated entities for the three months ended March 31, 2008 and 2007:

	2008	2007
Restaurant Sales	$3,377	$9,418
Revenues	1,239	2,089

	4,616	11,507
Cost of Sales	(944)	(7,119)
Operating Expenses	(7,446)	(1,659)

	(8,390)	(8,778)

Income from operations	(3,774)	2,729
Other income (expense):
General and Administrative	(318)	(1,437)
Depreciation	(178)	(38)
Interest Expense	(3,080)	(1,693)
Other Income	82	1,342

Income before taxes	(7,268)	903
Income tax	(122)	(280)
Income (loss) from discontinued operations	31,000	—

Net Income(loss)	$23,610	$623

NOTE 5. MARKETABLE EQUITY SECURITIES

ARI owns equity securities of Realty Korea CR-REIT Co., Ltd. No. 1 representing approximately a 9.2% ownership interest. This investment is considered an available-for-sale security. Included in other comprehensive income for the three month period ended March 31, 2008 are unrealized losses from marking these investments to market of $7.0 million.

NOTE 6. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments	Balance 3/31/2008
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$361,037	$—	$—	$—	$(1,375)	$—	$—	$(3,358)	$356,304
Apartments under construction	130,699	—	23,770	—	—	—	—	—	154,469
Other developments in progress	176,934	—	13,965	—	—	—	—	(13,837)	177,062
Commercial properties	272,067	10	—	4,000	(865)	—	(2,000)	34	273,246
Hotels	82,233	—	—	—	(184)	—	—	(42,917)	39,132
Land held for development	206,491	8,906	—	25,907	(2,708)	(1,406)	(26,645)	738	211,283
Corporate and other	(13,403)	—	—	—	(18)	—	—	5	(13,416)
Accrued interest	5,929	—	—	—	—	—	—	1,257	7,186

Real estate held for investment	$1,221,987	$8,916	$37,735	$29,907	$(5,150)	$(1,406)	$(28,645)	$(58,078)	$1,205,266

Real estate held for sale	$116,377	$—	$—	$—	$(114)	$(114,261)	$—	$29,898	$31,900

Real estate subject to sales contract	$62,513	$—	$—	$—	$—	$—	$—	$874	$63,387

In connection with the purchase of Woodmont TCI land in Dallas, Texas on January 15, 2008, we partially financed the acquisition with a new mortgage loan of $4.1 million collateralized by the land property purchased. The note accrues interest at the higher of prime plus 1% or 7.5%. The note is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on July 25, 2009.

NOTE 7. STOCK-SECURED NOTES PAYABLE

ARI has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. ARI also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 9.5% to 24.0% per annum. Stock-secured notes payable and margin borrowings were $17.5 million at March 31, 2008 and December 31, 2007.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2008.

Balance, December 31, 2007	$56,340
Cash Transfers	42,683
Cash Repayments	(35,321)
Advisory Fees Payable to Prime	(5,215)
Payments clearing through affiliates	(2,462)

Balance, March 31, 2008	$56,025

At March 31, 2008, ARI’s other assets include $343,376 due from affiliates for rent and interest. Also at March 31, 2008, ARI owed $1.1 million to Regis Property Management for management fees and sales commissions.

NOTE 9. OPERATING SEGMENTS

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by property type. The Company’s segments are commercial, apartments, hotels and land. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow

Presented below are the Company’s reportable segments’ operating income for the three months ended March 31, 2008 and 2007, including segment assets and expenditures.

	Commercial Properties	Apartments	Hotels	Land	Other	Total
3/31/2008
Operating revenue	$18,531	$19,820	$4,577	$1,508	$27	$44,463
Operating expenses	11,806	12,029	3,569	2,905	(56)	30,253
Depreciation and amortization	3,152	3,265	361	2	—	6,780
Mortgage and loan interest	5,265	9,209	790	5,023	2,070	22,357
Interest income	—	—	—	—	2,100	2,100
Gain on land sales	—	—	—	1,275	—	1,275

Segment operating income (loss)	$(1,692)	$(4,683)	$(143)	$(5,147)	$113	$(11,552)

Capital expenditures	1,521	—	1,146	331	—	2,998
Assets	340,856	647,214	27,872	366,463	77,133	1,459,538

Property Sales
Sales price	$5,797	$117,038	$41,749	$2,873	$—	$167,457
Cost of sale	5,372	32,242	15,600	1,598	—	54,812
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$425	$84,796	$26,149	$1,275	$—	$112,645

	Commercial Properties	Apartments	Hotels	Land	Other	Total
3/31/2007
Operating revenue	$19,152	$16,284	$6,119	$148	$45	$41,748
Operating expenses	10,547	9,161	4,724	1,440	25	25,897
Depreciation and amortization	2,228	2,566	347	6	—	5,147
Mortgage and loan interest	4,324	6,904	2,584	5,708	2,703	22,223
Interest income	—	—	—	—	1,554	1,554
Gain on land sales	—	—	—	4,898	—	4,898

Segment operating income (loss)	$2,053	$(2,347)	$(1,536)	$(2,108)	$(1,129)	$(5,067)

Capital expenditures	1,700	824	312	3,731	—	6,567
Assets	326,012	615,782	27,498	434,107	105,689	1,509,088

Property Sales
Sales price	$—	$28,760	$—	$9,701	$—	$38,461
Cost of sale	—	24,368	—	4,803	—	29,171
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$4,392	$—	$4,898	$—	$9,290

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations and Consolidated Balance sheet:

	3/31/2008	3/31/2007
Segment operating income (loss)	$(11,552)	$(5,067)
Other non-segment items of income/(expense)
General and administrative	(4,330)	(4,478)
Advisory fees	(3,975)	(3,299)
Litigation Settlement	—	24
Bad Debt and Allowance	(12,000)	—
Net income fee	—	704
Other income (expense)	1,588	2,544
Equity in earnings of investees	4,951	—
Minority interest	(11,877)	(224)

Income (loss) from continuing operations	$(37,195)	$(9,796)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	3/31/2008	3/31/2007
Segment assets	$1,459,538	$1,509,088
Investments in real estate partnerships	28,681	25,467
Other Assets and Receivables	160,657	(4,349)
Assets held for sale	97,833	100,071

Total assets	$1,746,709	$1,630,277

NOTE 10. DISCONTINUED OPERATIONS

The Company applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Discontinued operations relates to the sale of 21 apartments of which 17 were sold in 2008, 3 commercial buildings which were all sold in 2008, and 4 hotels which were all sold in 2008. Discontinued operations for 2007 relates to 28 apartments, 5 commercial buildings, and 5 hotels.

	For the Three Months Ended March 31,
	2008	2007
Revenue
Rental	$4,404	$11,386
Property operations	2,607	8,172

	1,797	3,214
Expenses
Interest	(5,845)	(4,456)
G&A	(59)	(12)
Depreciation	(304)	(1,800)

	(6,208)	(6,268)

Net loss from discontinued operations before gains on sale of real estate	(4,411)	(3,054)
Gain on sale of discontinued operations	111,370	4,392
Net sales fee to affiliate	(9,337)	—

Income (loss) from discontinued operations	97,622	1,338
Tax benefit	(34,168)	(468)

Income (loss) from discontinued operations	$63,454	$870

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2008 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. ARI is the limited partner in twelve partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Liquidity. ARI’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. In 2008, ARI will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirement.

Litigation. ARI is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material impact on ARI’s financial condition, results of operations, or liquidity.

NOTE 12. SUBSEQUENT EVENTS

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106 unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.7 million, and $800,000 in liabilities. The mortgage accrues interest at the higher of 6.75% or prime plus .25% and matures in January of 2019.

On April 16, 2008, we acquired the Quail Hollow apartments, a 200 unit complex located in Holland, Ohio, for $14.1 million. We financed the purchase with a new mortgage (secured by the property) of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7% and matures in October 2011.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2007 (“the Form 10-K”).

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

Overview

ARI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. ARI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARI acquires land primarily in in-fill locations or high-growth suburban markets. ARI is an active buyer and seller and during 2008, and acquired over $12 million and sold over $169 million of land and income-producing properties.

As of March 31, 2008, the Company owned 9,850 units in 52 residential apartment communities, 29 commercial properties comprising almost 5.8 million rentable square feet and 5 hotels containing a total of 812 rooms. In addition, at March 31, 2008, ARI owned 11,027 acres of land held for development and had 19 apartment projects under construction. The Company currently owns income-producing properties and land in 21 states as well as in the U.S. Virgin Islands.

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

At March 31, 2008, ARI subsidiaries owned approximately 82% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At March 31, 2008, TCI owned approximately 25% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange.

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

The following discussion is based on our Consolidated Financial Statements for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and 2007, we had or owned interests in a portfolio (the Total Property Portfolio) of 86 and 109, respectively.

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

We define Same Property Portfolio for each income-producing asset type (apartments, commercial, and hotels) as properties with stabilized occupancy owned and operated for the entire three months compared for both periods. A stabilized occupancy is defined as a property whose occupancy has reached 85% or more since being developed or acquired. The same property portfolio consisted of 46 apartments, 5 hotels and 28 commercial buildings.

We had net income applicable to common shares of $59.8 million which includes gain on land sales of $1.3 million and net income from discontinued operations of $63.5 million for the three months ended March 31, 2008, as compared to a net loss applicable to common shares of ($9.1 million) which includes gain on land sales of $4.9 million and income from discontinued operations of $870,000 for the same period ended 2007.

Rents and other property revenues were $44.5 million for the three months ended 2008 as compared to $41.8 million for the same period ended 2007, an increase of $2.7 million. The majority of the increase is from the continued lease up of our developed properties of $2.0 million. The remaining $700,000 is from the additional leases obtained within our property portfolio.

Property operating expenses were $30.3 million for the three months ended 2008 as compared to $25.9 million for the same period ended 2007 an increase of $4.4 million. Our developed properties in the lease up phase account for $1.7 million and new acquired properties accounted for another $1.4 million of the increase. Land holding and other cost increased by $1.3 million while the expenses within our same property portfolio remained relatively constant.

Depreciation and amortization expenses were $6.8 million for the three months ended March 31, 2008 as compared to $5.2 million for the same period ended 2007 an increase of $1.6 million. The increase was primarily due to newly developed properties and current acquisitions which increase depreciation by $1.3 million. Capital improvements within the same property portfolio attributed approximately $300,000 to the increase.

General and administrative expenses were $4.3 million for the three months ended 2008 as compared to $4.5 million for the same period ended 2007, a decrease of $200,000. This is consistent with our efforts to maintain costs.

Bad debt and allowance was $12.0 million in 2008. We set up a $5.0 million allowance account for doubtful receivables. In addition we set up an allowance of $7.0 million for the doubtful collectability of certain investments within our portfolio.

Minority interest expenses were $11.9 million for the three months ended March 31, 2008, as compared to a an expense of $224,000 for the same period ended 2007. The vast majority of the amount is to account for the 20% of Transcontinental Realty Investors, Inc. held by minority interests.

Equity in income of investee was $5.0 million in 2008. This is due to the pickup of our portion of the income associated with our investments in various entities. The income from these entities has substantially increased from the prior period.

Gain on land sales were $1.3 million for 2008 as compared to $4.9 million for 2007. In 2008, we sold 14 acres of land in McKinney, Texas for $2.9 million or $207,000 per acre.

Income from discontinued operations was $63.5 million for the three months ended March 31, 2008 as compared to $870,000 for the same period ended 2007. Discontinued operations relates to the sale of 21 apartments of which 17 were sold in 2008, 3 commercial buildings which were all sold in 2008, and 4 hotels which were all sold in 2008. Discontinued operations for 2007 relates to 28 apartments, 5 commercial buildings, and 5 hotels.

	For the Three Months Ended March 31,
	2008	2007
Revenue
Rental	$4,404	$11,386
Property operations	2,607	8,172

	1,797	3,214
Expenses
Interest	(5,845)	(4,456)
G&A	(59)	(12)
Depreciation	(304)	(1,800)

	(6,208)	(6,268)

Net loss from discontinued operations before gains on sale of real estate	(4,411)	(3,054)
Gain on sale of discontinued operations	111,370	4,392
Net sales fee to affiliate	(9,337)	—

Income (loss) from discontinued operations	97,622	1,338
Tax benefit	(34,168)	(468)

Income (loss) from discontinued operations	$63,454	$870

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be;

•	Property operations;

•	Proceeds from land and income-producing property sales;

•	The collection of mortgage notes receivable;

•	Receivables from affiliated companies;

•	Refinancing of existing mortgage notes payable; and

•	Additional borrowing, including mortgage notes payable, lines of credit.

Our principal liquidity needs over the next twelve months include;

•	Funding of normal recurring expenses and obligations;

•	Funding current development costs not covered by construction loans;

•	Meeting debt service requirements including loan maturities;

•	Funding capital expenditures; and

•	Funding acquisition costs for land and income-producing properties not covered by acquisition financing.

We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans.

Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet its liquidity requirements. Historically, management has been successful at extending a portion of the Company’s current maturity obligations. Management also anticipates funding ongoing real estate development projects and the acquisition of new real estate from cash generated by sales of land and income-producing properties, debt refinancings or extensions and additional borrowings.

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in ITEM 1 and is not meant to be an all inclusive discussion of the changes in our cash flow.

Cash and cash equivalents were $7.8 million and $5.0 million as of March 31, 2008 and 2007, respectively. Our cash provided by investing activities for the three months ended March 31, 2008 was $123.1 million. This was offset by cash used in operating activities of ($54.4 million) and cash used in financing activities of ($72.5 million) which caused an overall decrease in cash of ($3.7 million).

We used ($54.4 million) in cash for our operating activities for the first three months ended March 31, 2008. Our primary source of cash from operating activities is rental income from properties. Our primary use of cash for operations is from daily operating costs, general and administrative, interest expense, and land holding costs. In addition, we paid $9.4 million in sales fees to our Advisor.

Our cash provided by investing activities was $123.1 million. The majority was from the proceeds from the sale of income producing properties of $152.4 million. This was from the following sales transactions; the sale of the Midland/Odessa properties which involved 15 apartment complexes, providing $98.3 million; the sale of the Lexington Office building, providing $5.4 million; the sale of the Fairway View apartments, providing $10.3 million; the sale of three hotels, City Suites, Majestic and Willows, providing $30.0 million; and the sale of an apartment, Governors Square for $8.4 million. We invested $12.0 million to acquire approximately 32.6 acres of land in and around Dallas, Texas. We invested $32.1 million in our various developments.

We used ($72.5 million) in our financing activities. The majority was used to pay off maturing notes payable which consisted of the existing notes on properties sold of $144.3 million. This was offset by the receipt $76.6 million which consisted of $50.7 million from the proceeds from new construction debt and the refinancing of existing debt of $25.9 million. In addition, we paid down $5.3 million in existing mortgages.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss, after the use of net operating loss carryforwards for federal income tax purposes in the first three months of 2008 and a loss in the first three months of 2007, therefore, it recorded no provision for income taxes.

At March 31, 2008, ARI had a net deferred tax asset of $82.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2008, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$333,117	5.82%	$3,331

Total decrease in ARI’s annual net income			3,331

Per share			$.33

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Interim Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. did not repurchase any of its equity securities. The following table sets forth a summary by month for the quarter indicating no repurchases were made, and that at the end of the period covered by this report, a specified number of shares may yet be purchased under the programs specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(1)
January 2008	11,800	$9.45	904,865	95,135
February 2008	3,300	$9.38	908,165	91,835
March 2008	—	—	908,165	91,835

Total	15,100

(1)	The repurchase program was announced in September, 2000. A total of 1,000,000 shares may be repurchased through the program. The program has no expiration date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Interim Chief Financial Officer

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2008

Exhibit Number	Description of Exhibits
31.1*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith