Form 10-Q
period 2008-06-30
AMERICAN REALTY INVESTORS INC
filed 2008-08-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	10,438,942
(Class)	(Outstanding at July 31, 2008)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Real estate held for investment	$1,586,350	$1,508,815
Less accumulated depreciation	(152,908)	(148,404)

	1,433,442	1,360,411
Real estate held for sale, net of depreciation	36,924	61,128
Real estate subject to sales contracts	57,639	64,320
Notes and interest receivable

Performing (including $37,966 in 2008 and $16,485 in 2007 from affiliates and related parties)	56,612	69,977
Non-performing (including $11,417 in 2008 and $16,246 in 2007 from affiliates and related parties)	17,951	16,468

	74,563	86,445
Less allowance for estimated losses	(9,478)	(2,978)

	65,085	83,467
Cash and cash equivalents	47	11,560
Restricted cash	1,276	2,556
Marketable securities, at market value	1,405	13,157
Investments in equity investees	36,417	23,867
Other assets (including $4,213 in 2008 and $54,439 in 2007 from affiliates and related parties)	117,361	157,388

	$1,749,596	$1,777,854

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $8,892 in 2008 and $8,269 in 2007 from affiliates and related parties)	$1,221,729	$1,221,987
Liabilities related to assets held-for-sale	34,995	116,377
Liabilities subject to sales contracts	63,264	62,513
Stock-secured notes payable	13,643	17,546
Accounts payable and other liabilities (including $1,717 in 2008 and $1,873 in 2007 from affiliates and related parties)	90,813	104,884

	1,424,444	1,523,307
Commitments and contingencies
Minority interest	72,195	62,161
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,316 shares in 2008 and 2007 (liquidation preference $33,909), including 900,000 shares in 2008 and 2007 held by subsidiaries	4,979	4,979
Common stock, $.01 par value, 100,000,000 shares authorized ; 11,592,272 and 11,592,272 shares issued and 10,438,942 and 10,462,742 outstanding shares at 2008 and 2007 respectively	114	114
Treasury stock at cost; 1,153,330 and 1,129,530 shares in 2008 and 2007, respectively	(12,978)	(12,664)
Paid in capital	111,714	100,277
Retained earnings	146,167	99,452
Accumulated other comprehensive income (loss)	2,961	228

	252,957	192,386

	$1,749,596	$1,777,854

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenues:
Rental and other property revenues (including $111 and $2 for the three months ended, $369 and $352 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	$44,753	$43,446	$88,009	$84,452

Expenses:
Property operating expenses (including $2,117 and $2,299 for the three months ended, $4,335 and $4,419 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	28,018	26,540	56,603	51,794
Depreciation and amortization	6,569	6,536	13,304	11,283
General and administrative (including $874 and $(420) for the three months ended, $1,985 and $1,761 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	3,917	4,014	8,247	8,492
Advisory fee to affiliate	3,920	3,834	7,895	7,133

Total operating expenses	42,424	40,924	86,049	78,702

Operating income	2,329	2,522	1,960	5,750

Other income (expense):
Interest income (including $1,840 and $102 for the three months ended, $3,013 and $816 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	1,619	1,477	3,719	3,031
Other income (including $81 and $1,599 for the three months ended, $958 and $2,767 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	2,768	1,725	4,356	4,270
Mortgage and loan interest including $287 and $304 for the three months ended, $545 and $363 for the six months ended 2008 and 2007 respectively from affiliates and related parties)	(21,818)	(21,560)	(43,993)	(43,425)
Net income fee to affiliate	0	0	0	705
Provision for allowance on notes receivable and impairment	0	0	(12,000)	0
Litigation settlement	0	24	0	24

Total other income (expense)	(17,431)	(18,334)	(47,918)	(35,395)

Loss before gain on land sales, minority interest, and equity in earnings (loss) of investees	(15,102)	(15,812)	(45,958)	(29,645)
Gain on land sales	2,890	0	4,165	4,897
Minority interest	2,417	(281)	(9,460)	(505)
Net income to affiliate	0	0	0	0
Equity in income (loss) of investees	(555)	0	4,396	0

Loss from continuing operations before income tax benefit	(10,350)	(16,093)	(46,857)	(25,253)
Income tax (benefit) expense	(741)	(2,222)	33,186	(1,976)

Net loss from continuing operations	(11,091)	(18,315)	(13,671)	(27,229)

Income (loss) from discontinued operations before income tax expense	(2,116)	(6,347)	94,818	(5,645)
Income tax (benefit) expense	741	2,222	(33,186)	1,976

Net income (loss) from discontinuing operations	(1,375)	(4,125)	61,632	(3,669)

Net income (loss)	(12,466)	(22,440)	47,961	(30,898)
Preferred dividend requirement	(623)	(624)	(1,246)	(1,246)

Net income (loss) applicable to common shares	$(13,089)	$(23,064)	$46,715	$(32,144)

Earnings per share - basic
Income (loss) from continuing operations	$(1.12)	$(1.87)	$(1.43)	$(2.81)
Discontinued operations	(0.13)	(0.41)	5.89	(0.36)

Net income (loss) applicable to common shares	$(1.25)	$(2.28)	$4.46	$(3.17)

Earnings per share - diluted
Income (loss) from continuing operations	$(1.12)	$(1.87)	$(1.43)	$(2.81)
Discontinued operations	(0.13)	(0.41)	5.89	(0.36)

Net income (loss) applicable to common shares	$(1.25)	$(2.28)	$4.46	$(3.17)

Weighted average common share used in computing earnings per share	10,443,041	10,141,525	10,447,041	10,141,525
Weighted average common share used in computing diluted earnings per share	10,443,041	10,141,525	10,447,041	10,141,525

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008

(dollars in thousands)

(unaudited)

	Series A Preferred Stock	Series E Preferred Stock	Common Stock	Treasury Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
Balance, December 31, 2007	$4,979	$—	$114	$(12,664)	$100,277	$99,452	$228	$192,386
Unrealized gain on foreign currency translation	—	—	—	—	—	—	9,685	9,685
Unrealized loss on marketable securities	—	—	—	—	—	—	(6,952)	(6,952)
Net income	—	—	—	—	—	47,961	—	47,961

Acquisition of minority interest	—	—	—	—	11,437	—	—	11,437
Repurchase of common stock	—	—	—	(314)	—	—	—	(314)
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	—	(1,246)	—	(1,246)

Balance, June 30, 2008	$4,979	$—	$114	$(12,978)	$111,714	$146,167	$2,961	$252,957

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$46,715	$(32,144)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(4,165)	(4,897)
Depreciation and amortization	13,832	15,091
Provision for allowance of notes receivable and impairment	12,000	—
Amortization of deferred borrowing costs	4,505	2,762
Equity in (income) loss of investees	(4,396)	—
Gain (loss) on foreign currency transaction	—	4
Gain on sale of income producing properties	(115,134)	(1,991)
(Increase) decrease in assets:
Accrued interest receivable	581	245
Other assets	1,928	(39,703)
Prepaid expense	80	(2,575)
Escrow	(14,093)	1,472
Earnest money	(5,255)	5,310
Rent receivables	(6,913)	(1,577)
Increase (decrease) in liabilities:
Accrued interest payable	(2,212)	(202)
Intercompany payable	62,738	—
Other liabilities	(19,142)	(11,748)

Net cash used in operating activities	(28,931)	(69,953)
Cash Flow From Investing Activities:
Collections on notes receivables	6,783	13,489
Acquisition of land held for development	(15,214)	(14,506)
Proceeds from sales of income producing properties	156,483	53,395
Real estate improvements	—	(12,783)
Proceeds from sale of land	12,197	4,531
Investment in unconsolidated real estate entities	(8,550)	(5,069)
Improvement of land held for development	(1,680)	(2,869)
Improvement of income producing properties	(4,713)	(8,094)
Acquisition of minority interest	—	(1,351)
Investment in marketable equity securities	11,752	(697)
Distributions of equity investee	—	(1,524)
Acquisition of income producing properties	(63,227)	(112,193)
Construction and development of new properties	(66,860)	(7,439)

Net cash provided by (used in) investing activities	26,971	(95,110)
Cash Flow From Financing Activities:
Proceeds from notes payable	157,162	289,962
Recurring amortization of principal on notes payable	(11,150)	(6,632)
Increase (decrease) in due from affiliates	(2,044)	17,840
Payments on maturing notes payable	(154,171)	(127,171)
Deferred financing costs	3,587	(11,848)
Restricted cash	1,280	1,832
Stock secured borrowings	(3,903)	—
Purchase of treasury stock	(314)	(485)

Net cash provided by (used in) financing activities	(9,553)	163,498

Net decrease in cash and cash equivalents	(11,513)	(1,565)
Cash and cash equivalents, beginning of period	11,560	7,035

Cash and cash equivalents, end of period	$47	$5,470

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$50,558	$50,335
Cash paid for taxes, net of refunds	—	—

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain (loss)	$9,685	$(380)
Unrealized gain (loss) on marketable securities	$(6,952)	$503
Notes receivable allowance	$(1,500)	$—
Notes payable assumed by affiliate	$—	$22,111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. (“ARI,” “We,” “The Company,” “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL.” ARI owns approximately 83.2% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., (“TCI”) a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol “TCI”. The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARI has consolidated TCI’s accounts and operations since June 30, 2003. At June 30, 2008, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange.

Properties

The Company owns or had interests in a total property portfolio of 94 and 110 income producing properties as of June 30, 2008 and December 31, 2007, respectively. The commercial properties aggregate approximately 5.8 million and 5.9 million net rentable square feet as of June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, the properties consisted of:

•	36 commercial buildings, which consists of 23 office buildings, seven commercial warehouses, and six retail centers;

•	five hotels;

•	53 apartment communities; and

•	11,251 acres of developed and undeveloped land.

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

Newly issued accounting standards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

•	Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•

Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised in 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 141 (revised in 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

For the six month period ended June 30, 2008, we sold 24 income producing properties for an aggregate sales price of $168.3 million; we received $62.6 million in cash after paying off $94.4 million in existing debt and recorded a gain on sale of $112.2 million. We purchased six buildings at an aggregate cost of $62.4 million. The buildings were financed with $17.4 million cash and $42.6 million in new debt, plus accrued closing costs. We sold 81.6 acres of land located in Texas for an aggregate sales price of $12.2 million. We received $2.3 million in cash and provided $2.2 million in seller financing after paying off existing mortgages of $5.3 million and we recorded $4.2 million in gain on sales. We purchased 259.5 acres of land located in Texas for an aggregate purchase price of $16.0 million. The land was financed with $7.1 million in cash and $8.9 million in new debt.

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Developments	Property Sales	Impairment Charges	Reclassifications and Other Adjustments *	Cost 6/30/2008	Accumulated Depreciation 6/30/2008
Apartments	$473,593	$21,647	$—	$—	$—	$—	$—	$16,496	$511,736	$51,715
Apartments under construction	153,144	—	—	49,206	—	—	—	(57,437)	144,913	—
Other developments in progress	110,321	—	—	17,654	—	—	—	96,383	224,358	—
Commercial properties	357,283	41,580	4,588	—	—	—	—	51,408	454,859	87,919
Hotels	72,156	—	125	—	—	—	—	(31,552)	40,729	13,078
Land held for development	193,914	15,214	1,680	—	—	(12,197)	—	11,144	209,755	196

Real estate held for investment	$1,360,411	$78,441	$6,393	$66,860	$—	$(12,197)	$—	$86,442	$1,586,350	$152,908

Real estate held for sale	$61,128	$—	$—	$—	$—	$(156,483)	$—	$138,095	$42,740	$5,816

Real estate subject to sales contract	$64,320	$—	$—	$—	$—	$—	$—	$2,885	$67,205	$9,566

*	Change is due to reclassification of grouping for discontinued operations or construction.

A summary of selected transactions is discussed below:

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable. The mortgage is secured by the property, accrues interest at Prime plus 0.75%.

On January 25, 2008, we sold 15 apartment complexes in a single transaction for an aggregate sales price of $98.3 million. We recorded a gain on sale of $72.1 million. We received cash of $28.4 million after paying off existing mortgages of $62.1 million, and $7.8 million in commissions and other closing costs.

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

On February 6, 2008, we sold the Fairway View Apartments, a 264 unit complex located in El Paso, Texas for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

On February 14, 2008, we sold the Governors Square apartments, a 169 unit complex located in Tallahassee, Florida for $8.5 million, recording a gain on sale of $5.7 million. We received $4.7 million in cash after paying off the existing mortgage of $2.9 million and $900,000 in closing costs.

On February 14, 2008, we sold 3 hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45 room hotel;

•	Majestic Hotel, a 55 room hotel; and

•	Willows Hotel, a 52 room hotel.

On March 28, 2008, we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akedemia, a 161 room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106 unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.3 million, and $800,000 in liabilities. The mortgage accrues interest at the higher of 6.75% or Prime plus 0.25% and matures in January 2019.

On April 16, 2008, we acquired the Quail Hollow apartments, a 200 unit complex located in Holland, Ohio for $14.1 million. We financed the purchase with a new mortgage (secured by the property) of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7.00% and matures in October 2011.

On June 10, 2008, we sold 20.6 acres of undeveloped land located in Irving, Texas for $7.2 million, recording a $1.9 million gain on sale. We received $2.0 million in cash and provided $2.2 million in seller financing, after paying down $2.9 million in existing debt, and incurring $100,000 in closing costs.

On June 26, 2008, we purchased the Stanford Centre, a 274,684 square foot commercial building located in Dallas, Texas, including 3.1 acres of land, for $38.8 million. We financed the transaction with $11.5 million in cash and a $26.1 million mortgage from a commercial bank. In addition, we incurred $1.1 million in accruals and credits at closing. The mortgage accrues interest at LIBOR plus 3.75%, and matures in July 2011.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
400 St. Paul	10/08	9.25%	$3,612	Office building, Dallas, TX
Basic Capital Management (1)	10/08	7.00	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	10/08	7.00	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	10/08	9.00	4,969	Assignment of partnership interests
Everest Heights Dallas Real Estate Inc.	09/08	10.00	2,187	20 acres undeveloped land, Valley Ranch, TX
Garden Centura LP	09/08	7.00	4,866	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	5,407	Various security interests
Miscellaneous related party notes (1)	Various	Various	6,720	Various security interests
Pioneer Austin Development	10/08	10.50	2,407	33 acres undeveloped land, Austin, TX
Realty Advisors (1)	11/08	7.00	5,633	850 shares of ARI stock owned by BCM
Syntek Acquisition Corp (1)	08/08	Prime + 1.00%	3,354	Unsecured
Thornwood Wrap Note, ICC Surfwood	07/08	6.50	1,638	Unsecured
Unified Housing of Harvest Hill (1)	10/13	12.00	7,891	Excess cash flow from partnership
Accrued interest			5,153

Total Performing			$56,612

Non-Performing loans:
Blue Lake at Marine Creek (1)	12/13	12.00%	$106	Excess cash flow from partnership
HAF of Dallas LLC (1)	08/11	12.00	435	Excess cash flow from partnership
HFS of Humble LLC (1)	12/17	12.00	2,220	Excess cash flow from partnership
Leman Settlement Note	06/08	Prime + 1.00%	1,500	Unsecured
Tracy Suttles	01/09	12.00	835	Unsecured
UHF Burleson (1)	08/13	12.00	785	Excess cash flow from partnership
UHF Chase Oaks (1)	12/08	12.00	398	Excess cash flow from partnership
UHF Inwood (1)	12/13	12.00	4,213	Excess cash flow from partnership
UHF Kensington (1)	03/14	12.00	4,300	Excess cash flow from partnership
UHF McKinney (1)	12/13	12.00	2,003	Excess cash flow from partnership
UHF Parkside Advances (1)	12/13	12.00	272	Excess cash flow from partnership
UHF Samsung I (1)	12/08	12.00	584	Excess cash flow from partnership
UHF Walnut Park Crossing (1)	12/08	12.00	300	Excess cash flow from partnership

Total Non-Performing			17,951
Allowance for estimated losses			(9,478)

Total			$65,085

(1)	Related party notes

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

ARI’s investment in real estate entities at June 30, 2008 was as follows:

Investee	Carrying Value of Investment at June 30, 2008	Market Value of Investment at June 30, 2008
IORI	$11,673	$4,667
Garden Centura, L.P	2,003	—
Gruppa Florentina, LLC (1)	5,051	—
LK-Four Hickory, LLC (1)	3,857	—
Other (1)	20,833	—
Allowance for investment	(7,000)

	$36,417

(1)	The entity is not publicly traded and no readily determinable market value exists.

Set forth below are summarized results of operations of investments in equity investees for the six months ended June 30, 2008 and 2007:

	2008	2007
Restaurant sales	$20,649	$3,204
Revenues	33,171	7,883

	53,820	11,087
Cost of sales	(5,913)	(878)
Operating expenses	(43,189)	(5,422)

	(49,102)	(6,300)

Income from operations	4,718	4,787
Other income (expense):
General and administrative	(2,608)	(473)
Depreciation	(1,479)	(1,760)
Interest expense	(15,239)	(5,226)
Other income	369	1,331

Income (loss) before taxes	(14,239)	(1,341)
Income tax	(547)	—
Income (loss) from discontined operations	31,000	—

Net Income (loss)	$16,214	$(1,341)

NOTE 5. MARKETABLE EQUITY SECURITIES

Our fully consolidated subsidiary, TCI, owns approximately 9.24% of the common stock of Realty Korea CR-REIT Co., Ltd. No. 1 (“CR REIT”). In April, the CR REIT common stock was delisted from the Korean Stock Exchange (KOSPI), in accordance with the corporate restructuring REIT regulation in Korea, and is in the process of liquidation. At that time we received a $4.8 million dividend payout for the partial liquidation of the CR REIT.

NOTE 6. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings		Balance 6/30/2008
Apartments	$361,037	$19,307	$—	$—	$(3,386)	$—	$—	$(13,130)	$363,828
Apartments under construction	130,699	—	44,966	—	—	—	—	—	175,665
Other developments in progress	176,934	—	16,202	—	—	—	(5,314)	(30,334)	157,488
Commercial properties	272,067	26,076	—	4,000	(1,787)	—	(4,777)	(23,576)	272,003
Hotels	82,233	—	—	—	(370)	—	—	(46,060)	35,803
Land held for development	206,491	13,403	—	33,208	(5,357)	(29,819)	—	(37,217)	180,709
Corporate and other	(13,403)	—	—	—	(22)	—	—	41,518	28,093
Accrued interest	5,929	—	—	—	—	—	—	2,211	8,140

Real estate held for investment	$1,221,987	58,786	61,168	37,208	(10,922)	(29,819)	(10,091)	(106,588)	$1,221,729

Real estate held for sale	$116,377	$—	$—	$—	$(228)	$(114,261)	$—	$33,107	$34,995

Real estate subject to sales contract	$62,513	$—	$—	$—	$—	$—	$—	$751	$63,264

With respect to the additional notes payable due to the acquisition of properties, the following summarizes the activity for 2008:

Apartments

In connection with the purchase of Woodmont TCI XIV land in Dallas, Texas on January 15, 2008, we financed the acquisition with a new mortgage loan of $4.1 million collateralized by the land property purchased. The note accrues interest at Prime plus 0.75%. The note is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on July 25, 2009.

In connection with the purchase of Bridgewood apartments in Kaufman, Texas on April 2, 2008, we financed the acquisition with a new mortgage loan of $5.1 million collateralized by the apartment complex purchased. The note accrues interest at Prime plus 0.25%. The note is payable in monthly installments of interest and principal through maturity on January 1, 2009, at which time all accrued unpaid interest and principal are due.

In connection with the purchase of Quail Hollow apartments in Holland, Ohio on April 16, 2008, we financed the acquisition with a new mortgage loan of $11.5 million collateralized by the apartment complex purchased. The note accrues interest at 7.00%. The note is payable in monthly installments of interest and principal through maturity on October 25, 2009, at which time all accrued unpaid interest and principal are due.

Commercial Properties

In connection with the purchase of Stanford Centre office building in Dallas, Texas on June 27, 2008, we financed the acquisition with a new mortgage loan of $26.1 million, collateralized by the office building purchased. The note accrues interest at LIBOR plus 3.75%. The note is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on July 1, 2011.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. The Company also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IORI and TCI, and ARI’s trading portfolio securities and bear interest rates ranging from 12.40% to 14.71% per annum. Stock-secured notes payable and margin borrowings were $13.6 and $17.5 million at June 30, 2008 and December 31, 2007, respectively.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2008.

Balance, December 31, 2007	$56,340
Cash transfers	157,972
Cash repayments	(191,366)
Advisory fees payable to Prime	(9,078)
Advances due to financing proceeds	(14,191)
Payments through affiliates	(4,104)

Balance, June 30, 2008	$(4,427)

At June 30, 2008, ARI’s other assets include $369,321 due from affiliates for rent and interest. Also at June 30, 2008, ARI owed $4.3 million to Regis Property Management for management fees and sales commissions.

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

Presented below are the Company’s reportable segments’ operating income for the three and six months ended June 30, 2008 and 2007, including segment assets and expenditures.

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For three months ended 6/30/08
Operating revenue	$17,887	$20,880	$5,233	$750	$3	$44,753
Operating expenses	10,615	13,144	3,303	1,013	(57)	28,018
Depreciation and amortization	2,962	3,335	269	2	1	6,569
Mortgage and loan interest	4,916	7,668	883	4,270	4,081	21,818
Interest income	—	—	—	—	1,619	1,619
Gain on land sales	—	—	—	2,890	—	2,890

Segment operating income (loss)	$(606)	$(3,267)	$778	$(1,645)	$(2,403)	$(7,143)

Capital expenditures	3,618	—	—	64	—	3,682
Assets	366,940	604,934	27,651	356,784	77,133	1,433,442

Property Sales
Sales price	$—	$3,650	$—	$10,203	$—	$13,853
Cost of sale	—	1,736	—	7,163	—	8,899
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	1,850	—	—	—	1,850

Gain on sale	$—	$3,764	$—	$2,890	$—	$6,654

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For three months ended 6/30/07
Operating revenue	$17,903	$19,726	$5,567	$248	$2	$43,446
Operating expenses	10,895	10,218	4,015	1,362	50	26,540
Depreciation and amortization	3,446	2,848	228	14	—	6,536
Mortgage and loan interest	5,375	6,107	791	6,191	3,096	21,560
Interest income	—	—	—	—	1,477	1,477
Gain on land sales	—	—	—	—	—	—

Segment operating income (loss)	$(1,813)	$553	$533	$(7,319)	$(1,667)	$(9,713)

Capital expenditures	1,700	824	312	3,731	—	6,567
Assets	326,012	598,910	27,498	299,540	66,285	1,318,245

Property Sales
Sales price	$—	$21,100	$—	$9,865	$—	$30,965
Cost of sale	—	23,492	—	6,174	—	29,666
Deferred current gain	—	—	—	3,691	—	3,691
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$(2,392)	$—	$—	$—	$(2,392)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations and Consolidated Balance Sheet:

	6/30/2008	6/30/2007
For three months ended
Segment operating income (loss)	$(7,143)	$(9,713)
Other non-segment items of income (expense)
General and administrative	(3,917)	(4,014)
Advisory fees	(3,920)	(3,834)
Litigation settlement	—	24
Bad debt and allowance	—	—
Net income fee	—	—
Other income (expense)	2,768	1,725
Equity in earnings of investees	(555)	—
Minority interest	2,417	(281)
Deferred tax	(741)	(2,222)

Income (loss) from continuing operations	$(11,091)	$(18,315)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	6/30/2008	6/30/2007
Segment assets	$1,433,442	$1,318,245
Investments in real estate partnerships	36,417	31,260
Other assets and receivables	185,174	241,223
Assets held for sale	94,563	107,327

Total assets	$1,749,596	$1,698,055

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For six months ended 6/30/08
Operating revenue	$40,958	$35,524	$9,810	$1,531	$186	$88,009
Operating expenses	22,556	23,163	7,096	3,677	111	56,603
Depreciation and amortization	6,091	6,596	611	4	2	13,304
Mortgage and loan interest	10,112	14,794	1,539	9,379	8,169	43,993
Interest income	—	—	—	—	3,719	3,719
Gain on land sales	—	—	—	4,165	—	4,165

Segment operating income (loss)	$2,199	$(9,029)	$564	$(7,364)	$(4,377)	$(18,007)

Capital expenditures	3,618	—	—	64	—	3,682
Assets	366,940	604,934	27,651	356,784	77,133	1,433,442

Property Sales
Sales price	$35,797	$120,687	$11,749	$13,077	$—	$181,310
Cost of sale	16,949	33,977	4,023	8,762	—	63,711
Deferred current gain	—	—	—	150	—	150
Recognized prior deferred gain	—	1,850	—	—	—	1,850

Gain on sale	$18,848	$88,560	$7,726	$4,165	$—	$119,299

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For six months ended 6/30/07
Operating revenue	$37,055	$35,540	$10,567	$391	$899	$84,452
Operating expenses	21,373	18,759	7,809	2,775	1,078	51,794
Depreciation and amortization	5,638	5,166	456	20	3	11,283
Mortgage and loan interest	9,629	15,278	2,794	11,334	4,390	43,425
Interest income	—	—	—	—	3,031	3,031
Gain on land sales	—	—	—	4,897	—	4,897

Segment operating income (loss)	$415	$(3,663)	$(492)	$(8,841)	$(1,541)	$(14,122)

Capital expenditures	1,700	824	312	3,731	—	6,567
Assets	326,012	598,910	27,498	299,540	66,285	1,318,245

Property Sales
Sales price	$—	$28,760	$—	$32,602	$—	$61,362
Cost of sale	—	26,769	—	24,014	—	50,783
Deferred current gain	—	—	—	3,691	—	3,691
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$—	$1,991	$—	$4,897	$—	$6,888

The table below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Operations and Consolidated Balance Sheet:

	6/30/2008	6/30/2007
For six months ended
Segment operating income (loss)	$(18,007)	$(14,122)
Other non-segment items of income (expense)
General and administrative	(8,247)	(8,492)
Advisory fees	(7,895)	(7,133)
Litigation settlement	—	24
Bad debt and allowance	(12,000)	—
Net income fee	—	705
Other income (expense)	4,356	4,270
Equity in earnings of investees	4,396	—
Minority interest	(9,460)	(505)
Deferred tax	33,186	(1,976)

Income (loss) from continuing operations	$(13,671)	$(27,229)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	6/30/2008	6/30/2007
Segment assets	$1,433,442	$1,318,245
Investments in real estate partnerships	36,417	31,260
Other assets and receivables	185,174	241,223
Assets held for sale	94,563	107,327

Total assets	$1,749,596	$1,698,055

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

Discontinued operations relates to the sale of 34 apartments of which 17 were sold in 2008, seven commercial buildings which three were sold in 2008, and five hotels which were all sold in 2008.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Rental	$1,601	$14,262	$6,433	$26,084
Property operations	1,462	12,191	4,654	20,484

	139	2,071	1,779	5,600
Expenses
Interest	(704)	(4,407)	(7,031)	(9,222)
General and administration	(550)	(11)	(613)	(206)
Depreciation	(179)	(1,608)	(528)	(3,808)

	(1,433)	(6,026)	(8,172)	(13,236)

Net loss from discontinued operations before gains on sale of real estate	(1,294)	(3,955)	(6,393)	(7,636)
Gain on sale of discontinued operations	3,764	(2,392)	115,134	1,991
Net income fee to affiliate	(4,586)	—	(4,586)	—
Net sales fee to affiliate	—	—	(9,337)	—

Income (loss) from discontinued operations	(2,116)	(6,347)	94,818	(5,645)
Tax benefit	741	2,222	(33,186)	1,976

Income (loss) from discontinued operations	$(1,375)	$(4,125)	$61,632	$(3,669)

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Partnership Obligations. ARI is the limited partner in several partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARI presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

NOTE 12. SUBSEQUENT EVENTS

On July 23, 2008 we purchased 24.1 acres of land known as Las Colinas land in Irving, Texas for $6.7 million. We financed the transaction with $2.2 million in cash and a $4.5 million mortgage.

On July 23, 2008, we purchased 246.0 acres of land known as Windmill Farms Harlan land located in Kaufman County, Texas for $6.8 million. We financed the transaction with $1.3 million cash and seller financing of $5.5 million.

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

•	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

•	demand for apartments and commercial properties in the Company’s markets and the effect on occupancy and rental rates;

•	the Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

•	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

•	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

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

Overview

ARI is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties. ARI’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARI acquires land primarily in urban in-fill locations or high-growth suburban markets. ARI is an active buyer and seller and during 2008, and acquired over $78.4 million and sold over $169 million of land and income-producing properties.

As of June 30, 2008, the Company owned 10,044 units in 53 residential apartment communities, 36 commercial properties comprising almost 6.3 million rentable square feet and five hotels containing a total of 812 rooms. In addition, at June 30, 2008, ARI owned 11,251 acres of land held for development and had 13 apartment projects under construction.

ARI finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. ARI finances its development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly-owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. ARI is advised by Prime under a contractual arrangement that is reviewed annually by ARI’s Board of Directors. ARI’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARI currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 64.3 % of ARI’s common stock is owned by BCM; an additional 13.8% is owned by Prime and TCI owns approximately 7% of the outstanding common shares of ARI. Other affiliated companies own approximately 2.2% of ARI’s outstanding common shares. ARI is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARI does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARI’s majority ownership of the Company.

At June 30, 2008, ARI subsidiaries owned 83.2 % of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARI subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARI has consolidated TCI’s accounts and operations since March 31, 2003. At June 30, 2008, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IORI”), a public company whose shares are listed and traded on the American Stock Exchange.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost.” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Impairment

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When ARI provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS 66 guidelines.

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

Related Party Transactions

The Company has historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of our company.

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

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 as included in “Part 1, Item 1 Financial Statements” of this report. We had or owned interests in a total property portfolio of 97 and 110 properties as of June 30, 2008 and 2007, respectively.

Comparison of the three months ended June 30, 2008 as compared to the same period ended June 30, 2007

For the three months ended June 30, 2008 the Company reported a net loss applicable to common shares of $(13.1) million or $(1.25) per diluted earnings per share, as compared to a net loss applicable to common shares of $(23.1) million or $(2.28) per diluted earnings per share.

Revenues

Rental and other property revenues increased by $1.3 million for the three month period ended June 30, 2008 as compared to the same period ended 2007. This was due to the revenues within the apartment portfolio which increased by $1.2 million. The majority of the increase was attributable the larger number of apartments in the lease up phase. Our commercial, hotel and land portfolios attributed to the remaining $100,000 increase.

Expenses

Operating expenses increased by $1.5 million for the three months ended June, 30 2008, as compared to the same period ended 2007. The majority of the increase of $2.9 million was attributable to the larger number of apartments in the lease up phase. This was offset by a $700,000 decrease in the hotel portfolio. The remaining decrease was from our commercial, land and other portfolios.

Depreciation and amortization were relatively consistent for the three months ended June 30, 2008 as compared to the same period ended 2007.

General and administrative expenses were relatively consistent for the three months ended June 30, 2008 as compared to the same period ended 2007.

Advisory fee expenses were relatively consistent for the three months ended June 30, 2008 as compared to the same period ended 2007.

Other income/expense

Interest income was relatively consistent for the three months ended June 30, 2008 as compared to the same period ended 2007.

Other income increased by $1.0 million for the three months ended June 30, 2008, as compared to the same period ended 2007. The income is due to receiving litigation settlement proceeds related to the Tanglewood apartments.

Mortgage and loan interest expense was $21.8 million for the three months ended June 30, 2008 as compared to $21.6 million for the same period ended 2007. Our interest expense is a function of our debt balance and the terms on the debt. Although we have acquired several properties via debt financing, we have also sold properties, paying off existing balances. In addition, we have effectively refinanced some of our existing debt at terms that are more beneficial to us, thus effectively keeping our interest expense consistent and comparable to the prior period.

Gain on land sales was $2.9 million for the three months ended June 30, 2008. We sold 67.9 acres of land for an average gain of $43,000 per acre.

Minority interest relates primarily to our 83.2% owned subsidiary, Transcontinental Realty Investors, Inc. Approximately 17% of this subsidiary is held by third parties which represents our non-controlling interest. The $2.4 million represents a recapture of the first quarter minority (non-controlling) interest expense due to the overall loss incurred by the subsidiary in the second quarter ended June 30, 2008.

Net loss from discontinued operations was $(1.4) million for the three months ended June 30, 2008 as compared to a net loss from discontinued operations of $(4.1) million for the same period ended 2007. Discontinued operations consists of 34 apartments of which 17 were sold in 2008, seven commercial buildings of which three were sold in 2008, and five hotels of which three were sold in 2008.

	For the Three Months Ended June 30,
	2008	2007
Revenue
Rental	$1,601	$14,262
Property operations	1,462	12,191

	139	2,071
Expenses
Interest	(704)	(4,407)
General and administrative	(550)	(11)
Depreciation	(179)	(1,608)

	(1,433)	(6,026)

Net loss from discontinued operations before gains on sale of real estate	(1,294)	(3,955)
Gain on sale of discontinued operations	3,764	(2,392)
Net income fee to affiliate	(4,586)	—

Income (loss) from discontinued operations	(2,116)	(6,347)
Tax benefit	741	2,222

Income (loss) from discontinued operations	$(1,375)	$(4,125)

Comparison of the six months ended June 30, 2008 as compared to the same period ended June 30, 2007

For the six months ended June 30, 2008, the Company reported a net income applicable to common share of $46.7 million or $4.46 per diluted earnings per share, as compared to a net loss applicable to common share of $(32.1) million or $(3.17) per diluted earnings per share.

Revenues

Rental and other property revenue increased by $3.6 million for the six months ended June 30, 2008 as compared to the same period ended 2007. The increase was due to an increase in our commercial portfolio of $3.9 million and an increase in our land portfolio of $1.1 million. This was offset by a decrease in our hotel portfolio of $800,000 and decreases in our other portfolio of $600,000.

Expenses

Operating expenses increased by $4.8 million for the six months ended June 30, 2008 as compared to the same period ended 2007. Our commercial portfolio increased by $1.2 million. Our apartment portfolio increased by $4.4 million. In addition, we had an increase in land holding costs of $900,000. This was offset by a $1.7 million decrease in our hotel and other portfolios.

Depreciation and amortization increased by $2.0 million for the six months ended June 30, 2008 as compared to the same period ended 2007. Our new apartments in the lease up phase increased depreciation by $1.0 million. The remainder of the increase is distributed evenly among our apartment, hotel and commercial portfolio. We continue to refurbish, remodel and upgrade all our existing properties.

General and administrative expenses were relatively consistent for the six months ended June 30, 2008 as compared to the same period ended 2007.

Advisory fees to affiliate increased by $800,000 as compared to the same period ended 2007. These fees are based in part on our total assets which have increased from prior period.

Other income expense

Interest income increased by $700,000 for the six months ended June 30, 2008 as compared to the same period ended 2007. The increase is primarily due to receiving interest income on the Unified Housing Foundation excess cash flow notes. These notes were acquired on June 30, 2007.

Other income was relatively consistent for the six months ended June 30, 2008 as compared to the same period ended 2007.

Mortgage and loan interest expense was $44.0 million for the six months ended June 30, 2008 as compared to $43.4 million for the same period ended 2007. Our interest expense is a function of our debt balance and the terms on the debt. Although we have acquired several properties via debt financing, we have also sold properties, paying off existing balances. In addition, we have effectively refinanced some of our existing debt at terms that are more beneficial to us, thus effectively keeping our interest expense consistent and comparable to the prior period.

Bad debt allowance for the six months ended June 30, 2008 was $12.0 million. We recorded a $5.0 million allowance for doubtful receivables and a $7.0 million allowance for the doubtful collectability of certain investments within our portfolio.

Minority interest relates primarily to our 83.2% owned subsidiary, Transcontinental Realty Investors, Inc. Approximately 17% of this subsidiary is held by third parties which represents the non-controlling interest. The $9.5 million represents the subsidiaries’ portion of income that is applicable to the minority (non-controlling) interest for the six month period ended June 30, 2008.

Equity in income of investees was $4.4 million for the six months ended 2008. This represents our portion of the income associated with these investments in which we own 20% or more that are not consolidated within our financial statements. The income from these entities has increased for the six months ended June 30, 2008.

Net income from discontinued operations was $61.6 million for the six months ended June 30, 2008 as compared to a net loss from discontinued operations of $(3.7) million for the same period ended 2007. Discontinued operations consists of 34 apartments of which 17 were sold in 2008, seven commercial buildings of which three were sold in 2008, and five hotels of which three were sold in 2008.

	For the Six Months Ended June 30,
	2008	2007
Revenue
Rental	$6,433	$26,084
Property operations	4,654	20,484

	1,779	5,600

Expenses
Interest	(7,031)	(9,222)
General and administrative	(613)	(206)
Depreciation	(528)	(3,808)

	(8,172)	(13,236)

Net loss from discontinued operations before gains on sale of real estate	(6,393)	(7,636)
Gain on sale of discontinued operations	115,134	1,991
Net income fee to affiliate	(4,586)	—
Net sales fee to affiliate	(9,337)	—

Income (loss) from discontinued operations	94,818	(5,645)
Tax (expense) benefit	(33,186)	1,976

Income (loss) from discontinued operations	$61,632	$(3,669)

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	the collection of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowing, including mortgage notes payable and lines of credit.

Our principal liquidity needs over the next twelve months include:

•	funding of normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements including loan maturities;

•	funding capital expenditures; and

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing.

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

Cash and Cash equivalents were $47,000 and $5.5 million for the six month period ended June 30, 2008 and 2007, respectively. For the six month period ended June 30, 2008, cash used in operating activities was $(28.9) million, cash provided by investing activities was $27.0 million, cash used in financing activities was $(9.6) million.

Cash used in operating activities was $(29.0) million. Our primary source of cash from operating activities is rental income on properties. Our primary use of cash for operations is daily operating costs, general and administrative, interest expense, and land holding cost. In addition to these costs, we paid $(13.9) million fees to our advisor. As our cash from operations was not sufficient to meet our operating needs, we used the excess cash from the sales of our income producing properties and land to cover the shortfalls.

Cash provided by investing activities was $27.0 million. The majority was from proceeds for the sale of income producing properties of $156.5 million. We sold 24 properties in nine separate transactions. The most significant being the sale of 15 apartments; The 4400, Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairway, Fountains at Waterford, Hunters Glen, Southgate, Sunchase, Sunset, Thornwood, Westwood, and Woodview located in Midland and Odessa, Texas in a single transaction. This was followed by the sale of three hotels in a single transaction; City Suites, Majestic, and the Willows, located in Chicago, Illinois and six other transactions consisting of the Lexington commercial building in Colorado Springs, Colorado, the Fairway View apartments in El Paso, Texas, the Executive court in Memphis, Tennessee, the Hotel Akademia in Worclaw, Poland, the Willow Creek apartments in El Paso, Texas, and Governors Square, a commercial building, in Tallahassee, Florida. The sale of land provided $12.2 million. We sold 81.6 acres of undeveloped land in Texas. We received $11.8 million from our investments in marketable equity securities. This was offset by $(66.9) million used in the construction and development of 13 apartment projects. We used $(63.2) million to purchase new properties. We acquired six properties consisting of two apartment complexes, Bridgewood Ranch in Kaufman, Texas, and Quail Hollow in Holland, Ohio, and four commercial buildings; Alpenloan building in Dallas, Texas, Teleport Boulevard building in Irving, Texas, Thermalloy building in Farmers Branch, Texas, and Stanford Centre in Dallas, Texas. We purchased 81.6 acres of land in Texas for $(15.2) million.

Cash used in financing activities was $(9.6) million. We paid off the existing mortgages on properties sold consisting of 24 properties and 81.6 acres of land using $(154.2) million. We paid down $(11.1) million in recurring debt obligations. This was offset from proceeds received on notes of $157.2 million.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, the Company may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

The Company is not aware of any environmental liability relating to the above matters that would have a material adverse effect on ARI’s business, assets or results of operations.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARI had a loss, after the use of net operating loss carryforwards for federal income tax purposes in the first six months of 2008 and a loss in the first six months of 2007; therefore, it recorded no provision for income taxes.

At June 30, 2008, ARI had a net deferred tax asset of $91.9 million due to tax deductions available to it in future years. However, as the Company cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2008, ARI’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$337,139	6.08%	$3,371

Total decrease in ARI’s annual net income			3,371

Per share			$0.32

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, American Realty Investors, Inc. repurchased 8,400 shares its equity securities. The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Balance as of March 31, 2008			908,165	91,835
April 30, 2008	3,600	$31.00	911,765	88,235
May 31, 2008	1,500	$47.35	913,265	86,735
June 30, 2008	3,300	$39.73	916,565	83,435

Total	8,400

(a)	In September 2000, the ARI Board of Directors approved a share repurchase program for up to 1,000,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.3*	Certification by the Chief Accounting Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ David R. Fletcher
David R. Fletcher
Executive Vice President and Chief Financial Officer

Date: August 14, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2008

Exhibit Number	Description of Exhibits
31.1*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.3*	Certification by the Chief Accounting Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith