Form 10-Q
period 2008-09-30
AMERICAN REALTY INVESTORS INC
filed 2008-11-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	11,233,672
(Class)	(Outstanding at October 15, 2008)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2008	2007
	(dollars in thousands)
Assets
Real estate held for investment	$1,696,179	$1,508,815
Less - accumulated depreciation	(161,443)	(148,404)

	1,534,736	1,360,411
Real estate held for sale, net of depreciation	3,285	61,128
Real estate subject to sales contracts	57,201	64,320
Notes and interest receivable
Performing (including $26,383 in 2008 and $16,485 in 2007 from affiliates and related parties)	71,140	69,977
Non-performing (including $15,616 in 2008 and $16,246 in 2007 from affiliates and related parties)	17,951	16,468

	89,091	86,445
Less - allowance for estimated losses	(9,478)	(2,978)

	79,613	83,467
Cash and cash equivalents	3,199	11,560
Restricted cash	749	2,556
Marketable securities, at market value	1,405	13,157
Investments in equity investees	31,101	23,867
Other assets (including $2,201 in 2008 and $54,439 in 2007 from affiliates and related parties)	116,021	157,388

	$1,827,310	$1,777,854

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $9,018 in 2008 and $8,269 in 2007 from affiliates and related parties)	$1,295,162	$1,221,987
Liabilities related to assets held-for-sale	4,884	116,377
Liabilities subject to sales contracts	60,848	62,513
Stock-secured notes payable	13,549	17,546
Accounts payable and other liabilities (including $29,671 in 2008 and $1,873 in 2007 from affiliates and related parties)	126,233	104,884

	1,500,676	1,523,307
Commitments and contingencies
Minority interest	71,402	62,161
Shareholders’ equity:
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,316 shares in 2008 and 2007 (liquidation preference $33,909), including 900,000 shares in 2008 and 2007 held by subsidiaries	4,979	4,979
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,592,272 shares in 2008 and 2007	114	114
Treasury stock at cost; 637,072 and 1,129,530 shares in 2008 and 2007, respectively, which includes 276,972 and 746,972 shares held by TCI (consolidated) as of 2008 and 2007 respectively. (See Note 1).	(5,954)	(12,664)
Paid-in capital	115,416	100,277
Retained earnings	137,716	99,452
Accumulated other comprehensive income	2,961	228

	255,232	192,386

	$1,827,310	$1,777,854

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Revenue:
Rental and other property revenues (including $206 and $(82) for the three months ended, $575 and $270 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	$46,957	$41,655	$137,107	$126,279

Expenses:
Property operating expenses (including $2,198 and $2,299 for the three months ended, $6,533 and $6,718 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	30,167	26,487	89,168	78,748
Depreciation and amortization	5,557	6,155	19,230	20,904
General and administrative (including $1,395 and $703 for the three months ended, $3,380 and $2,464 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	3,204	3,471	11,461	12,014
Advisory fee to affiliate	3,847	3,886	11,742	11,019

Total operating expenses	42,775	39,999	131,601	122,685

Operating income	4,182	1,656	5,506	3,594

Other income (expense):
Interest income (including $1,781 and $1,974 for the three months ended, $4,794 and $2,790 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	1,503	1,663	5,222	4,687
Other income (including $85 and $15 for the three months ended, $1,043 and $2,802 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	2,858	2,785	7,214	6,356
Mortgage and loan interest (including $1,065 and $183 for the three months ended, $1,610 and $546 for the nine months ended 2008 and 2007 respectively from affiliates and related parties)	(21,256)	(22,333)	(66,232)	(66,741)
Net income fee to affiliate	—	1	—	705
Gain on foreign currency translation	(480)	—	(480)	—
Provision for allowance on notes receivable and impairment	—	—	(12,000)	—
Litigation settlement	785	(1,643)	785	(1,595)

Total other income (expense)	(16,590)	(19,527)	(65,491)	(56,588)

Loss before gain on land sales, minority interest, and equity in earnings (loss) of investees	(12,408)	(17,871)	(59,985)	(52,994)
Gain on land sales	1,172	7,010	5,337	11,704
Minority interest	1,962	(231)	(165)	(736)
Equity in income (loss) of investees	(2,170)	—	2,226	—

Loss from continuing operations before income tax benefit	(11,444)	(11,092)	(52,587)	(42,026)
Income tax benefit	1,266	2,909	32,452	2,922

Net loss from continuing operations	(10,178)	(8,183)	(20,135)	(39,104)

Income from discontinued operations before income tax expense	3,616	8,313	92,720	8,349
Income tax expense	(1,266)	(2,909)	(32,452)	(2,922)

Net income from discontinuing operations	2,350	5,404	60,268	5,427

Net income (loss)	(7,828)	(2,779)	40,133	(33,677)
Preferred dividend requirement	(623)	(626)	(1,869)	(1,869)

Net income (loss) applicable to common shares	$(8,451)	$(3,405)	$38,264	$(35,546)

Earnings per share
Basic earnings per share:
Income (loss) from continuing operations	$(1.02)	$(0.86)	$(2.10)	$(4.04)
Discontinued operations	0.22	0.53	5.74	0.53

Net income (loss) applicable to common shares	$(0.80)	$(0.33)	$3.64	$(3.51)

Diluted earnings per share:
Income (loss) from continuing operations	$(1.02)	$(0.86)	$(2.10)	$(4.04)
Discontinued operations	0.22	0.53	5.74	0.53

Net income (loss) applicable to common shares	$(0.80)	$(0.33)	$3.64	$(3.51)

Weighted average common share used in computing earnings per share	10,575,107	10,150,511	10,490,041	10,146,624

Weighted average common share used in computing diluted earnings per share	10,575,107	10,150,511	10,490,041	10,146,624

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008

(dollars in thousands)

(unaudited)

	Series A Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Capital
Balance, December 31, 2007	$4,979	$114	$(12,664)	$100,277	$99,452	$228	$192,386
Unrealized gain on foreign currency translation	—	—	—	—	—	9,685	9,685
Unrealized gain on marketable securities	—	—	—	—	—	(6,952)	(6,952)
Unrealized gain	—	—	—	—	—	—	—
Net income	—	—	—	—	40,133	—	40,133
Acquisition of minority interest	—	—	—	15,139	—	—	15,139
Repurchase/sale of treasury shares, net	—	—	6,710	—	—	—	6,710
Series A preferred stock cash dividend ($1.00 per share)	—	—	—	—	(1,869)	—	(1,869)

Balance, September 30, 2008	$4,979	$114	$(5,954)	$115,416	$137,716	$2,961	$255,232

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$38,264	$(35,546)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(5,337)	(11,704)
Depreciation and amortization	19,520	22,774
Provision for allowance of notes receivable and impairment	12,000	—
Amortization of deferred borrowing costs	5,813	3,784
Equity in (income) loss of investees	(4,895)	736
Gain (loss) on minority interest	8,000	—
Gain (loss) on foreign currency translation	—	37
Gain on sale of income producing properties	(115,379)	(10,654)
(Increase) decrease in assets:
Accrued interest receivable	(668)	—
Other assets	29,901	13,566
Prepaid expense	(346)	3,820
Escrow	(11,222)	(1,557)
Earnest money	2,520	4,224
Rent receivables	(9,271)	(4,395)
(Increase) decrease in liabilities:
Accrued interest payable	(2,484)	(6,820)
Intercompany change	25,073	(45,444)
Other liabilities	(3,724)	(2,990)

Net cash used in operating activities	(12,235)	(70,169)

Cash Flow From Investing Activities:
Collections on notes receivables	(7,478)	(35,483)
Acquisition of land held for development	(49,987)	(25,840)
Proceeds from sales of income producing properties	171,819	84,364
Proceeds from sale of land	19,642	66,207
Investment in unconsolidated real estate entities	(3,234)	(9,177)
Improvement of land held for development	(2,176)	(717)
Improvement of income producing properties	(8,743)	(11,437)
Acquisition of minority interest	9,241	1,961
Investment in marketable equity securities	11,752	(730)
Acquisition of income producing properties	(62,455)	(112,180)
Construction and development of new properties	(123,486)	(165,871)

Net cash used in investing activities	(45,105)	(208,903)

Cash Flow From Financing Activities:
Proceeds from notes payable	215,959	546,551
Recurring amortization of principal on notes payable	(18,518)	(13,279)
Payments on maturing notes payable	(156,792)	(248,742)
Deferred financing costs	3,810	(4,150)
Restricted cash	1,807	(2,664)
Stock-secured borrowings	(3,997)	—
Purchase of treasury stock	6,710	3,644

Net cash provided by financing activities	48,979	281,360

Net increase (decrease) in cash and cash equivalents	(8,361)	2,288
Cash and cash equivalents, beginning of period	11,560	7,035

Cash and cash equivalents, end of period	$3,199	$9,323

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid for interest	$72,112	$78,990
Cash paid for taxes, net of refunds	—	—

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain (loss)	$9,685	$(380)
Unrealized gain (loss) on marketable securities	$(6,952)	$503
Note receivable allowance	$(1,500)	$—
Note receivable for treasury stock	$—	$3,779
Land exchanged with affiliated party	$—	$900

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. (“ARL”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL”. Approximately 82% of ARL’s stock is owned by affiliated entities. ARL owns approximately 83% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., (“TCI”) a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol “TCI”. The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARL subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARL has consolidated TCI’s accounts and operations since June 30, 2003. As of September 30, 2008, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

Properties

The Company owns or had interests in a total property portfolio of 97 and 110 income producing properties as of September 30, 2008 and December 31, 2007, respectively. The commercial properties aggregate approximately 5.5 million and 5.9 million net rentable square feet as of September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008, the properties consisted of:

•	34 commercial buildings, which consists of 22 office buildings, six commercial warehouses, and six retail centers;

•	five hotels;

•	58 apartment communities inclusive of developed properties in the lease up phase, excluding apartments being developed; and

•	12,311 acres of developed and undeveloped land.

The Company is involved in the construction of nine apartment development projects as of September 30, 2008. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The yearend consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

Newly issued accounting standards

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

In December 2007, the FASB issued SFAS No. 141 (revised in 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS No. 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

For the nine month period ended September 30, 2008, we sold 25 income producing properties for an aggregate sales price of $171.8 million; we received $62.6 million in cash after paying off $97.5 million in existing debt and recorded a gain on sale of $115.4 million. We purchased six buildings at an aggregate cost of $62.4 million. The buildings were financed with $17.4 million cash and $42.6 million in new debt and accrued closing costs. We sold 130.35 acres of land located in Texas for an aggregate sales price of $19.6 million. We received $4.2 million in cash and provided $2.2 million in seller financing after paying off existing mortgages of $6.7 million and we recorded $5.3 million in gain on sales. We purchased 1,128.9 acres of land located in Texas for an aggregate purchase price of $50.0 million. The land was financed with $15.2 million in cash and $33.4 million in new debt.

	Cost Beginning of Year	Acquisitions	Capital Improvements	Development Costs	Completed Developments	Property Sales	Impairment Charges	Reclassifications and Other Adjustments*	Cost 9/30/2008	Accumulated Depreciation 9/30/2008
Apartments	$473,593	$20,875	$2,659	$—	$61,384	$—	$—	$9,595	$568,106	$58,388
Apartments under construction	153,144	—	—	68,681	(61,384)	—	—	(57,437)	103,004	—
Other developments in progress	110,321	16,425	—	54,805	—	—	—	133,856	315,407	—
Commercial properties	357,283	41,580	5,812	—	—	—	—	35,787	440,462	89,538
Hotels	72,156	—	272	—	—	—	—	(31,551)	40,877	13,330
Land held for development	193,914	33,562	2,176	—	—	(19,642)	—	18,313	228,323	187

Real estate held for investment	$1,360,411	$112,442	$10,919	$123,486	$—	$(19,642)	$—	$108,563	$1,696,179	$161,443

Real estate held for sale	$61,128	$—	$—	$—	$—	$(171,819)	$—	$115,014	$4,323	$1,038

Real estate subject to sales contract	$64,320	$—	$—	$—	$—	$—	$—	$2,884	$67,204	$10,003

*	Change is due to reclassification of grouping for discontinued operations or construction.

A summary of some of the significant transactions are discussed below:

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV, LP for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable. The mortgage is secured by the property and accrues interest at Prime plus 0.75%.

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

On February 14, 2008, we sold three hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45 room hotel;

•	Majestic Hotel, a 55 room hotel; and

•	Willows Hotel, a 52 room hotel.

On March 28, 2008, we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akademia, a 161 room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106 unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.3 million, and $1.2 million in liabilities. The mortgage accrues interest at the higher of 6.75% or Prime plus 0.25% and matures on March 31, 2019.

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

On June 26, 2008, we purchased Stanford Centre, a 274,684 square foot commercial building located in Dallas, Texas, including 3.1 acres of land, for $38.8 million. We financed the transaction with $11.5 million in cash and a $26.1 million mortgage from a commercial bank. In addition, we incurred $1.2 million in accruals and credits at closing. The mortgage accrues interest at LIBOR plus 3.75%, and matures July 1, 2011.

On July 23, 2008, we purchased 24.1 acres of land known as Las Colinas land in Irving, Texas for $6.7 million. We financed the transaction with $2.2 million in cash and a $4.5 million mortgage. The note accrues interest at Prime plus 4.00% and matures on July 23, 2010.

On July 23, 2008, we purchased 246.0 acres of land known as Windmill Farms Harlan land located in Kaufman County, Texas for $6.8 million. We financed the transaction with $1.3 million cash and seller financing of $5.5 million. The note accrues interest at 2.00% for the first year, 4.00% for the second year and 6.00% for the third year and each year thereafter and matures on July 23, 2013.

On August 12, 2008, we purchased 833.4 acres of land in Forney, Texas known as Travis Ranch land for $18.7 million. We financed the transaction with $2.2 million cash, a $5.8 million loan with a commercial lender and a $7.5 million loan provided by the seller. In addition, we accrued $3.2 million in commissions and closing costs. The commercial note and seller financing both accrue interest at 5.00% and are due upon demand.

NOTE 3. NOTES AND INTEREST RECEIVABLE

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
400 St. Paul	10/08	9.25%	$3,612	Office building, Dallas, TX
Basic Capital Management (1)	10/11	7.00%	1,252	Industrial building, Arlington, TX
Basic Capital Management (1)	10/11	7.00%	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	10/09	9.00%	5,296	Assignment of partnership interests
CTMGT Travis Ranch, LLC	08/14	6.00%	7,598	Unsecured
CTMGT Travis Ranch, LLC	Demand	5.00%	7,542	Unsecured
Garden Centura LP	N/A	7.00%	4,901	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	5,360	Various security interests
Miscellaneous related party notes (1)	Various	Various	6,730	Various security interests
Pioneer Austin Development	10/08	10.00%	2,407	33 acres undeveloped land, Austin, TX
Realty Advisors (1)	11/08	7.00%	5,633	850 shares of ARI stock owned by BCM
Syntek Acquisition Corp (1)	08/10	Prime + 1.00%	3,354	Unsecured
Thornwood Wrap Note, ICC Surfwood	07/09	7.50%	1,638	Unsecured
Unified Housing of Harvest Hill (1)	10/13	12.00%	7,891	Excess cash flow from partnership
Accrued interest			6,403

Total Performing			$71,140

Non-Performing loans:
Blue Lake at Marine Creek (1)	12/13	12.00%	$106	Excess cash flow from partnership
HAF of Dallas LLC (1)	08/11	12.00%	435	Excess cash flow from partnership
HFS of Humble LLC (1)	12/17	12.00%	2,220	Excess cash flow from partnership
Leman Settlement Note	N/A	Prime + 1.00%	1,500	Unsecured
Tracy Suttles	01/09	12.00%	835	Unsecured
UHF Burleson (1)	08/13	12.00%	785	Excess cash flow from partnership
UHF Chase Oaks (1)	12/08	12.00%	398	Excess cash flow from partnership
UHF Inwood (1)	12/13	12.00%	4,213	Excess cash flow from partnership
UHF Kensington (1)	03/14	12.00%	4,300	Excess cash flow from partnership
UHF McKinney (1)	12/13	12.00%	2,003	Excess cash flow from partnership
UHF Parkside Advances (1)	12/13	12.00%	272	Excess cash flow from partnership
UHF Samsung I (1)	12/08	12.00%	584	Excess cash flow from partnership
UHF Walnut Park Crossing (1)	12/08	12.00%	300	Excess cash flow from partnership

Total Non-Performing			$17,951
Allowance for estimated losses			(9,478)
Total			$79,613

(1)	Related party notes

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

ARI’s investment in real estate entities at September 30, 2008 was as follows:

Investee	Carrying Value of Investment at Sept. 30, 2008
IOT	$12,757
Garden Centura, L.P	2,024
Gruppa Florentina, LLC	5,065
LK-Four Hickory, LLC	3,732
Other	14,523
Allowance for investment	(7,000)

$31,101

Set forth below are summarized results of operations of investments in equity investees for the nine months ended September 30, 2008 and 2007:

	2008	2007
Restaurant sales	$30,582	$3,204
Revenues	14,712	7,883

	45,294	11,087

Cost of sales	(8,821)	(878)
Operating expenses	(23,486)	(5,422)

	(32,307)	(6,300)

Income from operations	12,987	4,787
Other income (expense):
General and administrative	(3,907)	(473)
Depreciation	(3,788)	(1,760)
Amortization	(130)	—
Interest expense	(7,474)	(5,226)
Other income	8,002	1,331
Income tax benefit	7,660	—

Income (loss) before taxes	13,350	(1,341)
Income tax expense	(627)	—
Income from discontinued operations	14,226	—

Net Income (loss)	$26,949	$(1,341)

NOTE 5. MARKETABLE EQUITY SECURITIES

Our fully consolidated subsidiary, TCI, owns approximately 9.24% of the common stock of Realty Korea CR-REIT Co., Ltd. No. 1 (“CR REIT”). In April, the CR REIT common stock was delisted from the Korean Stock Exchange (KOSPI), in accordance with the corporate restructuring REIT regulation in Korea, and is in the process of liquidation. At that time, we received a $4.8 million dividend payout for the partial liquidation of the CR REIT.

NOTE 6. NOTES PAYABLE

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments *	Balance 9/30/2008
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings
Apartments	$361,037	$16,536	$—	$—	$(4,272)	$—	$(2,882)	$27,196	$397,615
Apartments under construction	130,699	—	64,086	—	—	—	—	—	194,785
Other developments in progress	176,934	13,366	28,809	—	—	—	(4,777)	(25,713)	188,619
Commercial properties	272,067	26,460	—	4,000	(3,071)	—	—	(2,261)	297,195
Hotels	82,233	—	—	—	(557)	—	—	(46,060)	35,616
Land held for development	206,491	24,536	—	38,166	(8,424)	(31,646)	—	(84,390)	144,733
Corporate and other	(13,403)	—	—	—	(22)	—	—	41,612	28,187
Accrued interest	5,929	—	—	—	—	—	—	2,483	8,412

Real estate held for investment	$1,221,987	$80,898	$92,895	$42,166	$(16,346)	$(31,646)	$(7,659)	$(87,133)	$1,295,162

Real estate held for sale	$116,377	$—	$—	$—	$(249)	$(117,487)	$—	$6,243	$4,884

Real estate subject to sales contract	$62,513	$—	$—	$—	$(1,923)	$—	$—	$258	$60,848

*	Change is due to reclassification of grouping for discontinued operations or construction.

With respect to the additional notes payable due to the acquisition of properties, some of the more significant activity for 2008 is discussed below:

Apartments

In connection with the purchase of Woodmont TCI XIV, LP land in Dallas, Texas on January 15, 2008, we financed the acquisition with a new mortgage loan of $4.1 million collateralized by the land property purchased. The note accrues interest at Prime plus 0.75%. The note is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on July 25, 2009.

In connection with the purchase of Bridgewood apartments in Kaufman, Texas on April 2, 2008, we financed the acquisition with a new mortgage loan of $5.1 million collateralized by the apartment complex purchased. The note accrues interest at Prime plus 0.25%. The note is payable in monthly installments of interest and principal through maturity on January 1, 2019, at which time all accrued unpaid interest and principal are due.

In connection with the purchase of Quail Hollow apartments in Holland, Ohio on April 16, 2008, we financed the acquisition with a new mortgage loan of $11.5 million collateralized by the apartment complex purchased. The note accrues interest at 7.00%. The note is payable in monthly installments of interest and principal through maturity on October 1, 2011, at which time all accrued unpaid interest and principal are due.

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

Land

In connection with the purchase of Las Colinas land located in Irving, Texas on July 23, 2008, we financed the acquisition with a new mortgage loan of $4.5 million collateralized by the land property purchased. The note accrues interest at Prime plus 4.00%. The note is payable in monthly installments of interest only with the balance and all unpaid and accrued interest due at maturity on July 23, 2010.

In connection with the purchase of Windmill Farms Harland land located in Kaufman County, Texas on July 23, 2008, we financed the acquisition with seller financing of $5.5 million. The note accrues interest at 2.00% for the first year, 4.00% for the second year and 6.00% for the third year and each year thereafter. The note is payable in monthly installments of interest only with the balance and all unpaid and accrued interest due at maturity on July 23, 2013.

In connection with the purchase of Travis Ranch land in Forney, Texas on August 12, 2008, we financed the acquisition with a new mortgage loan of $5.8 million and seller financing of $7.5 million. The commercial note and seller financing both accrue interest at 5.00%. The balance and all unpaid and accrued interest are due upon demand.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. The Company also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities and bear interest rates ranging from 7.00% to 12.00% per annum. Stock-secured notes payable and margin borrowings were $13.5 and $17.5 million at September 30, 2008 and December 31, 2007, respectively.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2008.

Balance, December 31, 2007	$56,340
Cash transfers	182,744
Cash repayments	(240,492)
Advisory fees payable to Prime	(15,030)
Advances due to financing proceeds	45,945
Payments through affiliates	(3,400)

Balance, September 30, 2008	$26,107

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The affiliated amounts included in assets and liabilities, and the affiliated revenues and expense received/paid are shown on the face of the financial statements.

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

Presented below are the Company’s reportable segments’ operating incomes for the three months ended September 30, 2008 and 2007, including segment assets and expenditures.

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For three months ended 9/30/08
Operating revenue	$19,015	$22,472	$4,699	$789	$(18)	$46,957
Operating expenses	10,733	14,521	3,425	855	633	30,167
Depreciation and amortization	2,110	3,196	251	(1)	1	5,557
Mortgage and loan interest	5,055	9,538	788	3,351	2,524	21,256
Interest income	—	—	—	—	1,503	1,503
Gain on land sales	—	—	—	1,172	—	1,172

Segment operating income (loss)	$1,117	$(4,783)	$235	$(2,244)	$(1,673)	$(7,348)

Capital expenditures	4,544	86	1,326	—	—	5,956
Assets	350,928	647,511	27,548	532,401	(23,652)	1,534,736

Property Sales
Sales price	$3,586	$—	$—	$6,565	$—	$10,151
Cost of sale	3,341	—	—	4,126	—	7,467
Deferred current gain	—	—	—	1,267	—	1,267
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$245	$—	$—	$1,172	$—	$1,417

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For three months ended 9/30/07
Operating revenue	$17,617	$19,050	$4,867	$158	$(37)	$41,655
Operating expenses	10,780	10,977	2,754	1,287	689	26,487
Depreciation and amortization	2,943	2,981	231	—	—	6,155
Mortgage and loan interest	5,305	8,531	717	5,256	2,524	22,333
Interest income	—	—	—	—	1,663	1,663
Gain on land sales	—	—	—	7,010	—	7,010

Segment operating income (loss)	$(1,411)	$(3,439)	$1,165	$625	$(1,587)	$(4,647)

Capital expenditures	9,514	15	3,634	1,462	—	14,625
Assets	298,539	591,178	54,672	457,774	—	1,402,163

Property Sales
Sales price	$9,350	$3,680	$—	$14,737	$—	$27,767
Cost of sale	7,468	2,641	—	7,727	—	17,836
Deferred current gain	—	—	—	—	—	—
Recognized prior deferred gain	4,164	—	—	—	—	4,164

Gain on sale	$6,046	$1,039	$—	$7,010	$—	$14,095

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	9/30/2008	9/30/2007
For three months ended
Segment operating loss	$(7,348)	$(4,647)
Other non-segment items of income(expense)
General and administrative	(3,204)	(3,471)
Advisory fees	(3,847)	(3,886)
Litigation settlement	785	(1,643)
Bad debt and allowance	—	—
Net income fee	—	1
Other income (expense)	2,378	2,785
Equity in earnings of investees	(2,170)	—
Minority interest	1,962	(231)
Deferred tax	1,266	2,909

Loss from continuing operations	$(10,178)	$(8,183)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	9/30/2008	9/30/2007
Segment assets	$1,534,736	$1,402,163
Investments in real estate partnerships	32,506	47,228
Other assets and receivables	199,582	183,137
Assets held for sale	60,486	125,588

Total assets	$1,827,310	$1,758,116

Presented below are the Company’s reportable segments’ operating incomes for the nine months ended September 30, 2008 and 2007, including segment assets and expenditures.

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For nine months ended 9/30/08
Operating revenue	$55,584	$69,747	$14,509	$2,251	$(4,984)	$137,107
Operating expenses	33,343	40,105	10,522	4,678	520	89,168
Depreciation and amortization	8,203	10,158	863	3	3	19,230
Mortgage and loan interest	15,168	28,277	2,327	12,783	7,677	66,232
Interest income	—	—	—	—	5,222	5,222
Gain on land sales	—	—	—	5,337	—	5,337

Segment operating income (loss)	$(1,130)	$(8,793)	$797	$(9,876)	$(7,962)	$(26,964)

Capital expenditures	4,544	86	1,326	—	—	5,956
Assets	350,928	647,511	27,548	532,401	(23,652)	1,534,736

Property Sales
Sales price	$39,383	$120,687	$11,749	$19,643	$—	$191,462
Cost of sale	20,290	33,977	4,023	12,888	—	71,178
Deferred current gain	—	—	—	1,418	—	1,418
Recognized prior deferred gain	—	1,850	—	—	—	1,850

Gain on sale	$19,093	$88,560	$7,726	$5,337	$—	$120,716

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For nine months ended 9/30/07
Operating revenue	$54,721	$55,774	$15,435	$500	$(151)	$126,279
Operating expenses	32,188	30,614	10,562	4,495	889	78,748
Depreciation and amortization	8,583	11,613	687	17	4	20,904
Mortgage and loan interest	14,312	23,526	3,511	18,208	7,184	66,741
Interest income	—	—	—	—	4,687	4,687
Gain on land sales	—	—	—	11,704	—	11,704

Segment operating income (loss)	$(362)	$(9,979)	$675	$(10,516)	$(3,541)	$(23,723)

Capital expenditures	9,514	15	3,634	1,462	—	14,625
Assets	298,539	591,178	54,672	457,774	—	1,402,163

Property Sales
Sales price	$28,550	$32,440	$—	$27,141	$—	$88,131
Cost of sale	27,491	27,009	—	14,650	—	69,150
Deferred current gain	—	—	—	787	—	787
Recognized prior deferred gain	4,164	—	—	—	—	4,164

Gain on sale	$5,223	$5,431	$—	$11,704	$—	$22,358

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	9/30/2008	9/30/2007
For nine months ended
Segment operating loss	$(26,964)	$(23,723)
Other non-segment items of income (expense)
General and administrative	(11,461)	(12,014)
Advisory fees	(11,742)	(11,019)
Litigation settlement	785	(1,595)
Bad debt and allowance	(12,000)	—
Net income fee	—	705
Other income (expense)	6,734	6,356
Equity in earnings of investees	2,226	—
Minority interest	(165)	(736)
Deferred tax	32,452	2,922

Loss from continuing operations	$(20,135)	$(39,104)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	9/30/2008	9/30/2007
Segment assets	$1,534,736	$1,402,163
Investments in real estate partnerships	32,506	47,228
Other assets and receivables	199,582	183,137
Assets held for sale	60,486	125,588

Total assets	$1,827,310	$1,758,116

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

Discontinued operations relates to 41 properties which consists of 29 apartments of which 20 were sold in 2008, seven commercial buildings of which three were sold in 2008, and five hotels which four were sold in 2008.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Rental	$401	$12,586	$5,693	$37,585
Property operations	72	8,427	2,713	25,167

	329	4,159	2,980	12,418
Expenses
Interest	(104)	(4,015)	(6,153)	(12,253)
General and administration	(18)	(70)	(624)	(71)
Depreciation	(22)	1,154	(290)	(2,399)

	(144)	(2,931)	(7,067)	(14,723)

Net income (loss) from discontinued operations before gains on sale of real estate	185	1,228	(4,087)	(2,305)
Gain on Sale	245	7,085	115,379	10,654
Minority interest	—	—	(7,835)	—
Equity of investees gain on sale	2,669	—	2,669	—
Net income fee to affiliate	517	—	(4,069)	—
Net sales fee to affiliate	—	—	(9,337)	—

Income from discontinued operations	3,616	8,313	92,720	8,349
Tax expense	(1,266)	(2,909)	(32,452)	(2,922)

Income from discontinued operations	$2,350	$5,404	$60,268	$5,427

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

In September of 2008, four of our apartment complexes were damaged in the wake of Hurricane Ike. The Island Bay, Marina Landing, and Baywalk apartments consisting of 906 units located in Galveston, Texas and the Bridgestone apartments located in Houston, Texas, all received significant damage. Some of the residences at Galveston complexes were asked to vacate and the operations of these units were temporarily ceased. The Bridgestone apartments received damage to 12 of its units. Other than the damaged units, the rest of the complex is operational. Due to wide spread damage caused by Hurricane Ike and the limited ability to access the area, the extent of the damage to our apartment complexes has not yet been fully assessed. Management’s preliminary assessment places the damages to the four complexes in aggregate to be in excess of $5.0 million. We anticipate that our insurance coverage will be sufficient to cover the damages. Although we believe that we may need to write down the carrying value of some of these assets due to the damages incurred, we do not feel that we have sufficient information to make an informed and reasonable estimate as to the extent of any probable write downs. Thus, no impairment has been made to the financial statements as of the quarter ended September 30, 2008 for damages incurred by Hurricane Ike. Management intends to continue the operations at these complexes once the repairs have been completed, and the operations relating to these apartments will remain in the continuing operations section of our financial statements.

Partnership Obligations. ARL is the limited partner in several partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, ARL presently intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Liquidity. ARL’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. In 2008, ARL will rely on aggressive land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirement.

Litigation. ARL is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material impact on ARL’s financial condition, results of operations, or liquidity.

NOTE 12. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,316 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have issued 70,750 shares of stock options. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. As of September 30, 2008, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 13. SUBSEQUENT EVENTS

On October 15, 2008, we sold the Mountain Plaza apartments, a 188 unit complex, located in El Paso, Texas for $7.9 million. We received $1.1 million in cash, after providing seller financing of $1.9 million. The buyer assumed the existing mortgage of $4.9 million secured by the property.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. We have acquired over $112.4 million, and sold over $186.9 million of land and income-producing properties during the nine months ended September 30, 2008.

We expect the impact of the current state of the economy, including rising unemployment, constrained capital and the dramatic deleveraging of the financial system, to have a significant impact on the fundamentals of our business, including but not limited to: overall market occupancy, leasing rates, leasing renewals, purchases and dispositions of assets. The continuing loss of market liquidity is affecting all classes of debt securities, and has translated into a decline of funding availability and increased borrowing costs. Historically, we have been well positioned to reduce our exposure to down turns in the economy. Although historical results cannot be relied upon to project future results, we anticipate the diversity within our asset portfolio, the continued development of our apartment projects, and continued efforts to obtain non-traditional financing will allow us to proactively manage our assets.

As of September 30, 2008, we owned 11,047 units in 58 residential apartment communities, 34 commercial properties comprising 5.5 million rentable square feet and five hotels containing a total of 808 rooms. In addition, at September 30, 2008, we owned 12,311 acres of land held for development and had nine apartment projects under construction.

We finance our acquisitions primarily through proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. The Company is advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Realty I, LLC while the Company’s hotels are managed by Regis Hotel I, LLC. The Company currently contracts with five third-party companies to manage the Company’s apartment communities. Approximately 61.2% of ARL’s common stock is owned by BCM; an additional 15.3% is owned by Prime. Other affiliated companies own approximately 12.1% of ARL’s outstanding common shares. ARL is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARL does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

At September 30, 2008, ARL subsidiaries owned 82.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARL subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARL has consolidated TCI’s accounts and operations since March 31, 2003. At September 30, 2008, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

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

Real Estate

Upon acquisitions of real estate, ARL assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

SFAS No. 144 requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale”, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost.” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Impairment

Management reviews the carrying values of ARL’s properties and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections, (2) a review of the property’s current rents compared to market rents, (3) a review of the property’s expenses, (4) a review of maintenance requirements, (5) a review of the property’s cash flow, (6) discussions with the manager of the property, and (7) a review of properties in the surrounding area.

Investments in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, ARL accounts for our investments in unconsolidated real estate ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, ARL’s net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, ARL’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When ARL provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS No. 66 guidelines.

Non-performing Notes Receivable

ARL considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments. Any new note receivable that results from a modification or extension of a note considered non-performing will also be considered non-performing, without regard to the borrower’s adherence to payment terms.

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

Fair Value of Financial Instruments

The following assumptions were used in estimating the fair value of ARL’s notes receivable, marketable equity securities and notes payable. For performing notes receivable, the fair value was estimated by discounting future cash flows using current interest rates for similar loans. For non-performing notes receivable, the estimated fair value of ARL’s interest in the collateral property was used. For marketable equity securities, fair value was based on the year-end closing market price of each security. For notes payable, the fair value was estimated using current rates for mortgages with similar terms and maturities

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 as included in “Part 1, Item 1 Financial Statements” of this report. We had or owned interests in a total property portfolio of 97 and 110 properties as of September 30, 2008 and 2007, respectively.

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, newly acquired properties, and developed properties. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The newly acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties are properties that are in the process of construction. As we complete each phase of the project, we lease up that phase and include those operations in our income. Once a developed property becomes leased up and is held the entire period for both periods under comparison it is reclassified to the same property portfolio. Income producing properties that we have sold are reclassified to discontinuing operations.

Comparison of the three months ended September 30, 2008 as compared to the same period ended 2007

For the three months ended September 30, 2008 the Company reported a net loss applicable to common shares of $(8.5) million or $(0.80) per diluted earnings per share, as compared to a net loss applicable to common shares of $(3.4) million or $(0.33) per diluted earnings per share.

Revenues

Rental and other property revenues increased by $5.3 million which consisted of an increase in our apartment portfolio of $3.4 million, an increase in our commercial portfolio of $1.4 million, and an increase in our land portfolio of $0.6 million. These increases were offset by a decrease in our hotels of $0.1 million. Our acquired apartment complexes increased revenues by $2.2 million, and our developed properties increased revenues by $1.2 million. Within our commercial portfolio, our acquired properties increased revenues by $0.5 million, and an overall slight increase in occupancies increased our same property portfolio revenues by $0.9 million. We experienced a slight decline in occupancy in our hotel portfolio, which decreased revenues by $0.1 million.

Expenses

Property operating expense increased by $3.7 million which consisted of increases in our apartment portfolio of $4.0 million and increases in our hotel portfolio of $0.7 million, offset by decreases in our commercial portfolio of $0.1 million and a decrease in land and other portfolio of $0.9 million. Within the apartment portfolio, the same property portfolio increased by $1.3 million, and the acquired properties and developed properties increased by $1.4 million and $1.3 million, respectively. The decrease within the commercial portfolio was due to an increase in the acquired properties of $0.6 million, offset by a decrease in the same property portfolio of $0.7 million.

Other income expense

Interest expense has decreased by $1.1 million due to the sale of several land parcels and a commercial building in the third quarter, thus reducing our debt balance and the associated interest expense. In addition, we have seen a slight decline in the rates on our variable debt.

Gain on land sales decreased by $5.8 million; the current state of the banking industry has significantly impacted the banks willingness to originate loans. Land loans seem to be more sensitive to this than other types of loans. This makes it difficult to complete land transactions with third parties, as the banks are not willing to fund land transactions.

Minority interest relates primarily to our majority owned subsidiary, Transcontinental Realty Investors, Inc. Approximately 17% of this subsidiary is held by third parties which represents our non-controlling interest. The $2.0 million represents the recapture of the minority (non-controlling) interest expense due to the overall loss incurred by the subsidiary in the third quarter ended September 30, 2008.

Equity in income of investee represents our income portion of income from joint ventures using the equity method. For the three months ended September 2008, our investment in Gruppa Florentina, LLC, and LK Four Hickory Center LLC, had losses, offsetting gains in our other equity investees.

Net income from discontinued operations was $2.4 million for the three months ended September 30, 2008 as compared to a net income from discontinued operations of $5.4 million for the same period ended 2007. Discontinued operations consist of 29 apartments, seven commercial buildings of which one was sold in the third quarter of 2008, and five hotels.

	For the Three Months Ended September 30,
	2008	2007
Revenue
Rental	$401	$12,586
Property operations	72	8,427

	329	4,159

Expenses
Interest	(104)	(4,015)
General and administrative	(18)	(70)
Depreciation	(22)	1,154

	(144)	(2,931)

Net income (loss) from discontinued operations before gains on sale of real estate	185	1,228
Gain on Sale	245	7,085
Minority interest	—	—
Equity of investees gain on sale	2,669	—
Net income fee to affiliate	517	—
Net sales fee to affiliate	—	—

Income from discontinued operations	3,616	8,313
Tax expense	(1,266)	(2,909)

Income from discontinued operations	$2,350	$5,404

Comparison of the nine months ended September 30, 2008 as compared to the same period ended 2007

For the nine months ended September 30, 2008, the Company reported a net income applicable to common shares of $38.3 million or $3.64 per diluted earnings per share, as compared to a net loss applicable to common shares of $(35.5) million or $(3.51) per diluted earnings per share.

Revenues

Rental and other property revenues have increased by $10.8 million as compared to the prior period. The majority of the increase of $13.9 million is from our apartment portfolio. We also had an increase in our commercial portfolio of $0.9 million, an increase in our land portfolio of $1.7 million, offset by decreases of $0.9 million and $4.8 million in our hotel and other portfolios, respectively. Within the apartment portfolio, our acquired and developed properties accounted for $3.7 and $6.4 million of the increase, respectively. This was offset by a decrease in our same apartment portfolio of $0.7 million. The increase in the land portfolio is due to mineral revenues received on certain land holdings.

Expenses

Operating expenses increased by $10.4 million as compared to the prior period. The apartment and the commercial portfolios accounted for $9.5 million and $1.2 million of the increase, respectively. This increase was offset by a decrease of $0.3 million in our hotel, land and other portfolios in aggregate. Within the apartment portfolio, acquired and developed properties accounted for $3.4 million and $3.2 million, respectively. Expenses within our same apartment portfolio have increased by $3.0 million. Within the commercial portfolio, acquisitions have increased our expenses by $2.3 million, offset by a decrease in our same commercial portfolio of $1.1 million.

Other income expense

Our mortgage and loan interest expense is a function of our debt balance and the terms on the debt. We have acquired several properties via debt financing; we have also sold properties, paying off existing balances. In addition, we have effectively refinanced some of our existing debt at terms that are more beneficial to us, thus effectively keeping our interest expense consistent and comparable to the prior period.

Provision for allowance on notes receivable and impairment for the nine months ended September 30, 2008 was $12.0 million. We recorded a $5.0 million allowance for doubtful receivables and a $7.0 million allowance for the doubtful collectability of certain investments within our portfolio.

Gain on land sale has decreased by $6.4 million; the current state of the banking industry has significantly impacted the banks willingness to originate loans. Land loans seem to be more sensitive to this than other types of loans. This makes it difficult to complete land transactions with third parties, as the banks are not willing to fund land transactions. These conditions have resulted in fewer land transaction as compared to the prior period.

Equity income in investees is $2.2 million for the nine months September 30, 2008. This amount represents our portion of income for joint ventures that we record using the equity method of accounting. Our joint ventures posted an overall net income for the nine month period ended 2008.

Net income from discontinued operations was $60.3 million for the nine months ended September 30, 2008 as compared to a net income from discontinued operations of $5.4 million for the same period ended 2007. Discontinued operations consists of 29 apartments of which 18 were sold in 2008, seven commercial buildings of which three were sold in 2008, and five hotels of which four were sold in 2008.

	For the Nine Months Ended September 30,
	2008	2007
Revenue
Rental	$5,693	$37,585
Property operations	2,713	25,167

	2,980	12,418

Expenses
Interest	(6,153)	(12,253)
General and administrative	(624)	(71)
Depreciation	(290)	(2,399)

	(7,067)	(14,723)

Net income (loss) from discontinued operations before gains on sale of real estate	(4,087)	(2,305)
Gain on Sale	115,379	10,654
Minority interest	(7,835)	—
Equity of investees gain on sale	2,669	—
Net income fee to affiliate	(4,069)	—
Net sales fee to affiliate	(9,337)	—

Income from discontinued operations	92,720	8,349
Tax expense	(32,452)	(2,922)

Income from discontinued operations	$60,268	$5,427

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	the collection of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowing, including mortgage notes payable and lines of credit.

Our principal liquidity needs over the next twelve months include:

•	funding of normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements including loan maturities;

•	funding capital expenditures; and

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing.

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

Cash and cash equivalents were $3.2 million and $9.3 million for the nine month period ended September 30, 2008 and 2007, respectively. For the nine month period ended September 30, 2008, cash used in operating activities was $(12.2) million, cash used in investing activities was $(45.1) million, cash provided by financing activities was $49.0 million. As compared to the nine months ended September 30, 2007, cash used in operating activities decreased by $57.9 million, cash used in investing activities decreased by $163.8 million and cash provided by financing activities decreased by $232.4 million.

Cash used in operating activities decreased by $57.9 million as compared to the prior period. Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees, and land holding cost. Our primary source of cash from operating activities is rental income on properties. The majority of the change is due to receiving cash from our advisor. We have a cash management agreement with our advisor in which excess funds are deposited with our advisor. These deposits are posted as an intercompany receivable from our advisor. We receive interest on these deposits at Prime plus 1.00%, compounded monthly. Due to the state of the banking industry, we have received $25.1 million in funds previously deposited with our advisor. In the prior period, we deposited $45.4 million with our advisor. This increase in cash from operations is offset by our deposits held in escrow, which have increased by $9.7 million as compared to the prior period. As our cash from operations was not sufficient to meet our operating needs, we used the cash from our financing activities to cover the shortfalls.

Cash used in investing activities decreased by $163.8 million. Our major investing cash outlays are the sale and purchase of land and income producing properties, and construction and development of new properties. The majority of our sales of income producing properties occurred in the beginning of the year prior. We sold 27 income producing properties, 20 apartments, three commercial buildings and four hotels, receiving $171.8 million in cash. This is over double our sales of income producing properties from the prior period. Although sales of income producing properties are up, the state of the banking industry has curtailed all other sales and acquisitions. We have found that willing buyers are finding it difficult to fund land sale transactions. This slow down can be seen in our decreased cash received from land sales, which are down from the prior period. We have fewer properties under construction, which has reduced our cash expenditures on new apartment complexes.

Cash provided by financing activities decreased by $232.4 million. The majority of the change is due to using less cash to pay down existing mortgages on the sale of assets and acquiring less proceeds from new notes. The state of the banking industry has curtailed our ability to finance acquisitions. Our proceeds from new loans have decreased by $330.6 million as compared to the prior period. In addition, we paid off less notes on sold properties, decreasing our use of cash by $92.0 million.

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

The Company is not aware of any environmental liability relating to the above matters that would have a material adverse effect on ARL’s business, assets or results of operations.

Inflation

The effects of inflation on ARL’s operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes in the first nine months of 2008 and a loss in the first nine months of 2007, therefore, it recorded no provision for income taxes.

At September 30, 2008, ARL had a net deferred tax asset of $94.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2008, ARL’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$364,107	6.66%

Total decrease in ARL’s annual net income			$3,641

Per share			$0.33

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, American Realty Investors, Inc. repurchased 15,100 shares its equity securities. The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the program as specified below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(a)
Period
Balance as of June 30, 2008			916,565	83,435
July 31, 2008	7,600	$8.40	924,165	75,835
August 31, 2008	3,000	$8.21	927,165	72,835
September 30, 2008	4,500	$8.11	931,665	68,335

Total	15,100

(a)	In September 2000, the ARI Board of Directors approved a share repurchase program for up to 1,000,000 shares of our common stock. This repurchase program has no termination date.

On September 9, 2008, American Realty Investors, Inc. sold in two transactions , a total of 61,358 shares of Common Stock held as treasury stock, which included the 15,100 shares, described in the table above. The sales were private sales to Syntek Acquisition Corp., a Nevada corporation and involved no underwriters. 59,558 shares were sold at a price of $8.93 per share (an aggregate of $531,852.94) and 1,800 shares were sold at a price of $8.32 per share (an aggregate of $14,976). The cash consideration received by the Company was used to pay down affiliated receivables. The shares of Common Stock were sold pursuant to the exemption afforded by Section 4(2) under the Securities Act of 1933 as a transaction by an issuer not involving any public offering and the purchaser represented that such shares were purchased for its own account and not with a view to, or for resale in connection with, a distribution or any part thereof.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2008	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2008

Exhibit Number	Description of Exhibits
31.1*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith