Form 10-K
period 2008-12-31
AMERICAN REALTY INVESTORS INC
filed 2009-03-31
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $14,527,019 based upon a total of 1,532,386 shares held as of June 30, 2008 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 5, 2009, there were 11,237,066 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

INDEX TO

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain Statements in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are found at various places throughout this Report and in the documents incorporated herein by reference. The Company disclaims any intention or obligations to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause our actual results to differ from estimates or projections contained in any forward-looking statements are described in Part I, Item 1A. “Risk Factors”.

PART I

ITEM 1.	BUSINESS

General

As used herein, the terms “ARL,” “the Company,” “We,” “Our,” or “Us” refer to American Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. The Company’s common stock trades on the New York Stock Exchange under the symbol “ARL”. ARL is a “C” corporation for U.S. federal income tax purposes. ARL was organized in 1999. In August 2000, the Company acquired American Realty Trust, Inc., a Georgia corporation (“ART”) and National Realty LP; a Delaware limited partnership (“NRLP”). ART was the successor to a District of Columbia business trust organized in 1961. The business trust was merged into ART in 1988. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

ARL subsidiaries own approximately 82.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange under the symbol “TCI”. TCI owns approximately 24.9% of the outstanding common shares of Income Opportunity Realty Investors, Inc., (“IOT”) whose common stock is traded on the American Stock Exchange under the symbol “IOT”. ARL has consolidated TCI’s accounts and operations since March 2003.

ARL’s contractual Advisor is Prime Income Asset Management, LLC (“Prime”), the sole member of which is Prime Income Asset Management, Inc., a Nevada corporation (“PIAMI”). PIAMI is owned by Realty Advisors, Inc. (“RAI”)(80%) and Syntek West, Inc. (“SWI”)(20%), which is owned by Gene E. Phillips, Realty Advisors, Inc. which is owned by a Trust for the benefit of the children of Gene E. Phillips (the “Trust”). Gene E. Phillips is an officer and director of SWI and serves as a representative of the Trust. While Mr. Phillips is not an officer or director of ARL, he does regularly consult with the executive officers and directors of ARL rendering advice and input with respect to investment decisions affecting ARL. PIAMI, together with its subsidiary, One Realco Holdings, Inc., also owns approximately 15.3% of the common stock of ARL and approximately 7.4% of the Series A 10% cumulative convertible preferred Stock of ARL.

ARL’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC (“Prime”) under a written advisory agreement that is reviewed annually by ARL’s Board of Directors. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for ARL’s benefit, debt and equity financing with third party lenders and investors. Prime is compensated by ARL under the advisory agreement that is more fully described in Part III, Item 10, “Directors, Executive Officers and Corporate Governance”.

Prime also serves as advisor to TCI. The officers of ARL are also officers of IOT, TCI, and Prime. The directors of ARL also serve as directors of TCI. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI. One director of ARL also serves as a director of IOT. Affiliates of Prime have provided property management services to ARL. Currently, Triad Realty Services, LP. (“Triad”), subcontracts with other entities for property-level management services. The general partner of Triad is Prime Income Asset Management, Inc. (“PIAMI”). The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing our commercial properties (shopping centers, office buildings, and industrial warehouses) to Regis Realty I, LLC (“Regis I”) which is owned by HRSHLLC. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages our hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in Part III, Item 10. “Directors, Executive Officers and Corporate Governance.”

ARL’s primary business is the acquisition, development and ownership of income-producing residential, hotel and commercial real estate properties. In addition, ARL opportunistically acquires land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies; leasing trade show and exhibit space to temporary as well as long-term tenants; and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2008, our income-producing properties consisted of:

•	5.9 million rentable square feet of commercial properties, including 20 office buildings, 8 industrial properties, five retail properties, and a 344,975 square foot trade show and exhibit hall,

•	60 residential apartment communities comprising 11,437 units, and one single family residence; and

•	Five hotels comprising 808 rooms.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2008:

	Apartments			Commercial		Hotels
Location	No.	Units		No.	SF	No.	Rooms
Greater Dallas-Ft Worth, TX	18	3,681	(1)	16	2,865,715
Greater Houston, TX	9	2,348
Midland-Odessa, TX	4	845
San Antonio, TX	3	852		1	101,500
Tyler, TX	6	1,101
Other Texas	1	260
Mississippi	7	450
Arkansas	4	580
Tennessee	3	532
Florida	2	153		1	6,722
New Orleans, LA				6	1,369,388
Indianapolis				1	220,461
Oklahoma				1	225,566
Michigan				1	179,741
Colorado				1	344,975	1	161
California						4	647
Other	3	635		6	598,652

Total	60	11,437		34	5,912,720	5	808

(1)	includes a single family residence

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

We partner with various third-party development companies to construct residential apartment communities. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2008, our projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date	Total Projected Costs
Savoy of Garland	Garland, TX	144	$2,382	$11,380
Dorado Ranch	Odessa, TX	224	17,081	19,137
Mansions of Mansfield	Mansfield, TX	208	16,870	18,687
Northside on Travis	Sherman, TX	200	15,184	16,999
Sugar Mill	Baton Rouge, LA	160	4,678	13,199

Total		936	$56,195	$79,402

Our subsidiary, TCI, has formed a number of joint ventures with Icon Partners, LLC (“Icon”) to develop various residential, commercial and mixed-use projects. The subsidiary typically owns 75% of these joint ventures, arranges for and guarantees all debt financing and provides all required equity capital. The terms of the joint ventures also allow our subsidiary to receive its cumulative investment plus a preferred return before Icon receives any equity distribution. Icon provides various development and project management services to the joint ventures and is paid monthly developer fees for those services. We include these joint ventures in the Company’s consolidated financial statements. We have made substantial investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2008, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Beltline-Geller Road	Dallas, TX	2007	379	$2,888	Commercial
Circle C Ranch	Austin, TX	2006	1,092	44,622	Single-family residential
Dallas North Tollway	Dallas, TX	2006	17	16,005	Commercial
Jackson Convention Center	Jackson, MS	2007-2008	2	10,826	Mixed use
Kaufman County	Dallas, TX	2000-2008	2,824	11,620	Single-family residential
Las Colinas Multi-Tracts	Dallas, TX	1995-2006	280	23,563	Commercial
Mandahl Bay	St. Thomas, USVI	2005-2008	91	15,845	Single-family residential
McKinney Multi-Tracts	Dallas, TX	1997-2008	211	24,201	Mixed use
Meloy Portage	Kent, OH	2004	53	5,119	Multi-family residential
Mercer Crossing	Dallas, TX	1996-2008	760	96,654	Mixed use
Pioneer Crossing	Austin, TX	1997-2008	886	39,503	Multi-family residential
Port Olpenitz	Germany	2008	420	13,654	Mixed use
Travis Ranch	Dallas, TX	2008	832	18,661	Multi-family residential
Valley Ranch	Dallas, TX	2004	27	5,826	Commercial
Waco Multi-Tracts	Waco, TX	2005-2006	502	4,911	Single-family residential
Windmill Farms	Dallas, TX	2006-2008	3,290	65,558	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	71	83,582	Mixed use

Subtotal			11,737	483,038
Other land holdings	Various	1990-2008	841	66,001	Various

Total land holdings			12,578	$549,039

In addition, we own a non-controlling 20% interest in Milano Restaurants International, which operates and franchises several quick service restaurant concepts in California. We use the equity method to account for these investments.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2008 are discussed below:

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV, LP for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable and other closing cost. The mortgage is secured by the property and accrues interest at Prime plus 0.75%.

On January 25, 2008, we sold 15 apartment complexes in a single transaction for an aggregate sales price of $98.3 million and recorded a gain on sale of $72.1 million. We received cash of $28.4 million after paying off existing mortgages of $62.1 million, and $7.8 million in commissions and other closing costs.

The properties consisted of:

•	Forty-Four Hundred Apartments, a 92-unit complex in Midland, Texas;

•	Arbor Pointe, a 194-unit complex in Odessa, Texas;

•	Ashton Way, a 178-unit complex in Midland, Texas;

•	Autumn Chase, a 94-unit complex in Midland, Texas;

•	Courtyard Apartments, a 133-unit complex in Midland, Texas;

•	Coventry Point, a 120-unit complex in Midland, Texas;

•	Fairway, a 152-unit complex in Longview, Texas;

•	Fountains at Waterford, a 172-unit complex in Midland, Texas;

•	Hunters Glen, a 260-unit complex in Midland, Texas;

•	Southgate, a 180-unit complex in Odessa, Texas;

•	Sunchase, a 300-unit complex in Odessa, Texas;

•	Sunset, a 240-unit complex in Midland, Texas;

•	Thornwood, a 109-unit complex in Odessa, Texas;

•	Westwood, a 79-unit complex in Odessa, Texas; and

•	Woodview, a 232-unit complex in Odessa, Texas.

On January 31, 2008, we sold the Lexington office building, a 75,000 square foot commercial building located in Colorado Springs, Colorado for $5.4 million. We received cash of $1.6 million after paying off the existing mortgage of $3.5 million and $300,000 in closing costs. We recorded a $700,000 gain on sale.

On February 6, 2008, we sold the Fairway View apartments, a 264-unit complex located in El Paso, Texas for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

On February 14, 2008, we sold the Governors Square apartments, a 169-unit complex located in Tallahassee, Florida for $8.5 million, recording a gain on sale of $5.7 million. We received $4.7 million in cash after paying off the existing mortgage of $2.9 million and $900,000 in closing costs.

On February 14, 2008, we sold three hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45-room hotel;

•	Majestic Hotel, a 55-room hotel; and

•	Willows Hotel, a 52-room hotel.

On March 28, 2008, we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akademia, a 161-room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106-unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.3 million, and $1.2 million in liabilities. The mortgage accrues interest at the higher rate of 6.75% or Prime plus 0.25% and matures in March 31, 2019.

On April 16, 2008, we acquired the Quail Hollow apartments, a 200-unit complex located in Holland, Ohio for $14.1 million. We financed the purchase with a new mortgage (secured by the property) of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7.00% and matures in October 2011.

On June 10, 2008, we sold 20.6 acres of undeveloped land located in Irving, Texas for $7.2 million, recording a $1.9 million gain on sale. We received $2.0 million in cash and provided $2.2 million in seller financing, after paying down $2.9 million in existing debt, and incurring $100,000 in closing costs.

On June 26, 2008, we purchased the Stanford Centre, a 274,684 square foot commercial building located in Dallas, Texas including 3.1 acres of land, for $38.8 million. We financed the transaction with $11.5 million in cash and a $26.1 million mortgage from a commercial bank. In addition, we incurred $1.2 million in accruals and credits at closing. The note accrues interest at LIBOR plus 3.75% and matures on July 1, 2011.

On July 23, 2008, we purchased 24.1 acres of land known as Las Colinas land located in Irving, Texas for $6.7 million. We financed the transaction with $2.2 million in cash and a $4.5 million mortgage secured by the property. The note accrues interest at Prime plus 4.00% and matures on July 23, 2010.

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

On October 10, 2008, we obtained a new $ 8.5 million loan with a commercial lender which was collateralized by the property known as Travis Ranch land. The proceeds were used to pay off the existing $5.8 million loan on Travis Ranch land and to reduce the seller financed loan by $2.7 million. The new loan accrues interest at 17% and is payable on maturity, April 9, 2009.

On October 15, 2008, we sold the Mountain Plaza apartments, a 188-unit complex, located in El Paso, Texas for $7.9 million. We received $1.1 million in cash, after providing seller financing of $1.9 million. The buyer assumed the existing mortgage of $4.9 million secured by the property.

On December 17, 2008, we refinanced the existing mortgage on 22 acres of land known as Hines Land for a new mortgage of $5.0 million receiving $2.6 million in cash after paying down the existing debt of $2.0 million and $400,000 in closing costs. The note accrues interest at 17.0%, and is payable on maturity, June 17, 2009 at which time all accrued and unpaid interest and principal is due.

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

Substantially all of our properties are owned by subsidiary companies, many of which are single-asset entities. This ownership structure permits greater access to financing for individual properties and permits flexibility in negotiating a sale of either the asset or the equity interests in the entity owning the asset. From time-to-time, our subsidiaries have invested in joint ventures with other investors, creating the possibility of risks that do not exist with properties solely owned by an ARL subsidiary. In those instances where other investors are involved, those other investors may have business, economic, or other objectives that are inconsistent with our objectives, which may in turn require us to make investment decisions different from those if we were the sole owner.

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

The specific composition from time-to-time of our real estate portfolio owned by ARL directly and through our subsidiaries depends largely on the judgment of management to changing investment opportunities and the level of risk associated with specific investments or types of investments. We intend to maintain a real estate portfolio that is diversified by both location and type of property.

Competition

The real estate business is highly competitive and we compete with numerous companies engaged in real estate activities (including certain entities described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”), some of which have greater financial resources than ARL. We believe that success against such competition is dependent upon the geographic location of a property, the performance of property-level managers in areas such as leasing and marketing, collection of rents and control of operating expenses, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors include ease of access to a property, the adequacy of related facilities such as parking and other amenities, and sensitivity to market conditions in determining rent levels. With respect to apartments, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the residents. With respect to hotels, competition is also based upon the market served, i.e., transient, commercial, or group users. We believe that beyond general economic circumstances and trends, the degree to which properties are renovated or new properties are developed in the competing submarket are also competitive factors. See also Part I, Item 1A. “Risk Factors”.

To the extent that ARL seeks to sell any of its properties, the sales prices for the properties may be affected by competition from other real estate owners and financial institutions also attempting to sell properties in areas where ARL’s properties are located, as well as aggressive buyers attempting to dominate or penetrate a particular market.

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, the officers and directors of ARL serve as officers and directors of TCI, the officers of ARL serve as the officers of IOT and one director of ARL is also a director of IOT. TCI and IOT have business objectives similar to ARL. ARL’s officers and directors owe fiduciary duties to both IOT and TCI as well as to ARL under applicable law. In determining whether a particular investment opportunity will be allocated to ARL, IOT, or TCI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, ARL competes with affiliates of Prime having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Prime has informed ARL that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Available Information

ARL maintains an Internet site at http://www.amrealtytrust.com. Available through the website, free of charge, are Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, ARL has posted the charters for the Audit Committee, Compensation Committee, and Governance and Nominating

Committee, as well as the Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on the website. These charters and principles are not incorporated in this report by reference. ARL will also provide a copy of these documents free of charge to stockholders upon written request. ARL issues Annual Reports containing audited financial statements to its common stockholders.

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

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which the Company has limited or no control, such as:

•	lack of demand for space in areas where the properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of or reduced demand for space and changes in market rental rates;

•	defaults by tenants or failure to pay rent on a timely basis;

•	the need to periodically renovate and repair marketable space;

•	physical damage to properties;

•	economic or physical decline of the areas where properties are located; and

•	potential risk of functional obsolescence of properties over time.

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

•	we may expend funds on and devote management’s time to projects which will not be completed; and

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

•

acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

Our properties are located principally in specific geographic areas in the Southwestern United States. The Company’s overall performance is largely dependent on economic conditions in those regions.

We are leveraged and may not be able to meet our debt service obligations.

We had total indebtedness at December 31, 2008 of approximately $1.5 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of its capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

•	general economic conditions affecting these markets;

•	our own financial structure and performance;

•	the market’s opinion of real estate companies in general; and

•	the market’s opinion of real estate companies that own similar properties.

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

Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt, which we must maintain our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

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

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be limited. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period desired, or whether we will be able to sell the assets at a price that will allow the Company to fully recoup its investment we may not be able to realize the full potential value of the assets and may incur costs related to the early pay-off of the debt secured by such assets.

The Company intends to devote resources to the development of new projects.

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	we may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	we may not be able to obtain financing on favorable terms for development of a property, if at all;

•	the Company may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs; and

•	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

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

Our performance and value are subject to risks associated with our real estate assets and with the real estate industry.

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, hotel and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, hotel or other commercial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•

significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

•	decreases in the underlying value of our real estate.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, and financial condition.

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, and financial condition as a result of the following, among other potential consequences:

•	the financial condition of our tenants may be adversely affected which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•	significant job losses within our tenants may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•

our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•

reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•	one or more lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On December 31, 2008, our portfolio consisted of 99 income producing properties consisting of 59 apartments, 34 commercial properties, one single family residence, and five hotels. The apartments have a total of 11,436 units. The commercial properties consist of 20 office buildings, 8 industrial warehouses, five shopping centers, and one merchandise mart which is 344,975 square feet. The five hotels have total of 808 rooms. In addition, we own or control 12,578 acres of improved and unimproved land held for future development or sale. The table below shows information relating to those properties.

The GNB building which was included in the property detail in 2007 was razed in 2008. Based on the surrounding land values, management determined that the acquisition price of the GNB land and building was due to the value of the land, and not the building. Thus, the value of the building and the cost to raze the building was reallocated to the cost of the land.

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.94%
Bay Walk	Galveston, TX	192	95.95%
Blue Lake Villas I	Waxahachie, TX	186	93.65%
Blue Lake Villas II	Waxahachie, TX	70	92.95%
Breakwater Bay	Beaumont, TX	176	98.98%
Bridges On Kinsey	Tyler, TX	232	96.23%
Bridgestone	Friendswood, TX	76	79.04%
Bridgewood Ranch	Kaufman, TX	106	94.45%
Capitol Hill	Little Rock, AR	156	93.04%
Chateau	Bellevue, NE	115	92.28%
Curtis Moore Estates	Greenwood, MS	104	92.41%
Dakota Arms	Lubbock, TX	208	98.16%
David Jordan Phase II	Greenwood, MS	32	100.00%
David Jordan Phase III	Greenwood, MS	40	100.00%
Desoto Ranch	DeSoto, TX	248	90.82%
Falcon Lakes	Arlington, TX	248	98.10%
Foxwood	Memphis, TN	220	79.17%
Heather Creek	Mesquite, TX	200	94.59%
Huntington Ridge	DeSoto, TX	198	89.40%
Island Bay	Galveston, TX	458	89.85%
Kingsland Ranch	Houston, TX	398	93.57%
Laguna Vista	Dallas, TX	206	93.66%
Lake Forest	Houston, TX	240	92.61%
Legends of El Paso	El Paso, TX	240	95.10%
Longfellow Arms	Longview, TX	216	97.20%
Marina Landing	Galveston, TX	256	88.78%
Mariposa Villas	Dallas, TX	216	97.33%
Mason Park	Katy, TX	312	80.10%
Mission Oaks	San Antonio, TX	228	95.73%
Monticello Estate	Monticello, AR	32	93.86%
Paramount Terrace	Amarillo. TX	181	94.06%
Parc at Clarksville	Clarksville, TN	168	92.90%
Parc at Maumelle	Little Rock, AR	240	95.94%
Parc at Metro Center	Nashville, TN	144	98.02%
Parc at Rogers	Rogers, AR	152	100.00%
Pecan Pointe	Temple, TX	232	87.50%
Portofino	Farmers Branch, TX	224	79.90%
Preserve at Pecan Creek	Denton, TX	192	94.80%
Quail Hollow	Holland, OH	200	85.50%
Quail Oaks	Balch Springs, TX	131	89.47%
River Oaks	Wylie, TX	180	91.21%
Riverwalk Phase I	Greenville, MS	32	93.86%
Riverwalk Phase II	Greenville, MS	72	94.56%
Spyglass	Mansfield, TX	256	90.33%
Stonebridge at City Park	Houston, TX	240	97.61%
Treehouse	Irving, TX	160	81.96%
Verandas at City View	Fort Worth, TX	314	96.60%
Villager	Ft Walton, FL	33	84.97%
Vistas of Pinnacle Park	Dallas, TX	332	93.48%
Vistas of Vance Jackson	San Antonio, TX	240	94.27%
Westwood	Mary Ester, FL	120	90.95%
Whispering Pines	Topeka, KS	320	94.79%
Wildflower Villas	Temple, TX	220	94.61%
Windsong	Fort Worth, TX	188	93.72%

	Total Apartment Units	10,228

Office Buildings	Location	SqFt	Occupancy
1010 Common	New Orleans, LA	512,593	76.87%
217 Rampart	New Orleans, LA	11,913	0.00%
225 Baronne	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	38.00%
600 Las Colinas	Las Colinas, TX	510,841	71.92%
Amoco Building	New Orleans, LA	378,895	91.82%
Browning Place (Park West I)	Dallas, TX	627,312	100.00%
Cooley Building	Farmers Branch, TX	27,000	100.00%
Ergon Office Building	Jackson, MS	26,000	0.00%
Eton Square	Tulsa, OK	225,566	80.36%
Fenton Center (Park West II)	Dallas, TX	696,458	82.19%
Fruitland Park	Fruitland,FL	6,722	100.00%
One Hickory Center	Dallas, TX	97,361	95.95%
Parkway North	Dallas, TX	69,009	67.36%
Sesame Square	Anchorage, AK	20,715	99.57%
Signature Building	Dallas, TX	58,910	0.00%
Stanford Center	Dallas, TX	336,910	99.24%
Teleport	Las Colinas, TX	6,833	100.00%
Two Hickory Center	Dallas, TX	97,117	96.16%
Westgrove Air Plaza	Addison, TX	79,652	89.19%

		4,248,925

Industrial Warehouses	Location	SqFt	Occupancy
5360 Tulane	Atlanta, GA	30,000	100.00%
Addison Hanger I	Addison, TX	25,102	100.00%
Addison Hanger II	Addison, TX	24,000	100.00%
Alpenloan	Dallas, TX	28,594	100.00%
Clark Garage	New Orleans, LA	6,869	0.00%
Space Center	San Antonio, TX	101,500	60.59%
Senlac (VHP)	Dallas, TX	2,812	100.00%
Thermalloy	Farmers Branch, TX	177,805	100.00%

		396,682

Shopping Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	90.13%
Cross County Mall	Matoon, IL	307,266	84.26%
Cullman Shopping Center	Cullman, AL	92,466	48.48%
Dunes Plaza	Michigan City, IN	220,461	51.56%
Willowbrook Village	Coldwater, MI	179,741	85.81%

		922,139

Merchandise Mart	Location	SqFt	Occupancy
Denver Merchandise Mart	Denver, CO	344,975	83.16%

	Total Commercial Square Feet	5,912,720

Single Family Residence	Location	Units	Occp
Tavel Circle	Dallas, TX	1	100.00%

Hotels	Location	Units
Inn at the Mart (Comfort Inn)	Denver, CO	161
Piccadilly—Airport	Fresno, CA	185
Piccadilly—Chateau	Fresno, CA	78
Piccadilly—Shaw	Fresno, CA	194
Piccadilly—University	Fresno, CA	190

	Total Hotel Rooms	808

Apartments Held for Sale	Location	Units	Occp
Chateau Bayou	Ocean Springs, MS	122	94.37%

	Total Held for Sale	122

Apartments Subject to Sales Contract	Location	Units	Occp
Limestone Canyon	Austin, TX	260	91.65%
Limestone Ranch	Lewisville, TX	252	93.36%
Sendero Ridge	San Antonio, TX	384	92.28%
Tivoli	Dallas, TX	190	90.63%

	Total Subject to Sales Contract	1,086

Lease Expiration by Year

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Anualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet
2009	772,030	$7,752,647	$10.04	12.8%
2010	517,516	$6,363,896	$12.30	8.6%
2011	631,342	$10,642,265	$16.86	10.5%
2012	500,997	$7,939,281	$15.85	8.3%
2013	812,623	$11,561,612	$14.23	13.5%
2014	318,671	$6,644,510	$20.85	5.3%
2015	201,034	$4,611,587	$22.94	3.3%
2016	170,502	$3,104,625	$18.21	2.8%
2017	409,256	$6,916,122	$16.90	6.8%
2018	102,040	$1,843,591	$18.07	1.7%
Thereafter	97,956	$1,527,625	$15.60	1.6%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2008 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

Land	Location	Acres
1013 Common St	New Orleans, LA	0.41
Ackerley Land	Dallas, TX	1.31
Alliance Airport	Tarrant County, TX	12.70
Alliance Centurion	Tarrant County, TX	51.90
Alliance Hickman Bluestar	Tarrant County, TX	8.00
Archon Land	Irving, TX	24.14
Audubon	Adams County, MS	48.20
Backlick Land	Springfield, VA	3.41
Beltline 378	Dallas County, TX	378.83
Bonneau Land	Dallas County, TX	8.39
Centura Land	Dallas, TX	10.08
Chase Oaks Land	Plano, TX	9.93
Circle C Land	Austin, TX	1,092.00
Cooks Lane Land	Fort Worth, TX	21.90
Creekside	Fort Worth, TX	30.00
Nicholson Croslin	Dallas, TX	0.80
Crowley	Fort Worth, TX	24.90
Dalho	Farmers Branch, TX	2.89
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	15.85
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Land	Denton, TX	15.65
Desoto Ranch	Desoto, TX	7.39
Diplomat Drive	Farmers Branch, TX	11.65
Dominion Tract	Dallas, TX	10.59
Elm Fork Land	Denton County, TX	35.84
Ewing 8	Addison, TX	16.79
Folsom Land	Dallas, TX	36.38
Fortune Drive	Irving, TX	14.88
Galleria East Center Retail	Dallas, TX	15.00
Galleria West Lofts	Dallas, TX	7.19
GNB Land	Farmers Branch, TX	45.00
Hines Meridian	Las Colinas, TX	36.09
Hollywood Casino (Dominion)	Farmers Branch, TX	19.71
Hollywood Casino Land	Farmers Branch, TX	13.85
HSM Cummings	Farmers Branch, TX	6.16
Hunter Equities Land	Dallas, TX	2.56
Jackson Convention Center	Jackson, MS	1.71
JHL Connell	Carrollton, TX	3.93
Kaufman—Adams	Kaufman County, TX	193.73
Kaufman—Bridgewood	Kaufman County, TX	5.04
Kaufman—Cogen Land	Forney, TX	2,567.00
Kaufman—Stagliano	Forney, TX	34.80
Kaufman—Taylor	Forney, TX	31.00
Keenan Bridge Land	Farmers Branch, TX	7.36
Keller Springs Lofts	Addison, TX	7.40
Kelly Lots	Collin County, TX	0.75
KinWest	Irving, TX	7.98
Lacy Longhorn Land	Farmers Branch, TX	17.12

Land	Location	Acres
LaDue/Walker Land	Farmers Branch, TX	99.00
Lake Shore Villas	Humble, TX	19.51
Lamar/Palmer Land	Austin, TX	17.07
Las Colinas—Walnut Hill	Las Colinas, TX	1.58
Las Colinas (Cigna)	Las Colinas, TX	4.70
Las Colinas Apts/Lofts	Las Colinas, TX	4.77
Las Colinas High Rise Apartments	Las Colinas, TX	1.65
Las Colinas High Rise Office	Las Colinas, TX	3.49
Las Colinas Townhomes	Las Colinas, TX	15.56
LCLLP (Kinwest/Hackberry)	Las Colinas, TX	45.49
Leone Land	Irving, TX	8.23
Limestone Canyon II	Austin, TX	9.96
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Luna Ventures	Farmers Branch, TX	26.74
Mandahl Bay Land	US Virgin Islands	91.10
Manhattan Land	Farmers Branch, TX	108.90
Mansfield Land	Mansfield, TX	7.83
Marine Creek	Fort Worth, TX	44.17
Mason/Goodrich Land	Houston, TX	13.00
McKinney 36	Collin County, TX	34.48
McKinney Corners II	Collin County, TX	6.76
McKinney Ranch Land	McKinney,TX	169.74
Meloy/Portage Land	Kent, OH	52.95
Nashville Land	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Pac Trust Land	Farmers Branch, TX	7.07
Palmer Lane (Las Praderas)	Austin, TX	367.43
Pantaze Land	Dallas, TX	6.00
Payne Land	Las Colinas, TX	149.70
Pioneer Crossing	Austin, TX	400.60
Pioneer Crossing	Austin, TX	38.54
Polo Estates At Bent Tree	Richardson, TX	5.87
Port Olpenitz GmBH	Kappelin, Germany	420.00
Pulaski Land	Pulaski County, AR	21.90
Ridgepoint Drive	Irving, TX	0.60
Seminary West Land	Fort Worth, TX	3.03
Senlac Land	Farmers Branch, TX	3.98
Senlac Land	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Sisikiyou County Land	Siskiyou County, CA	20.70
Sladek Land	Travis County, TX	63.28
Southwood Plantation	Tallahassee, FL	12.90
Southwood Plantation 1394	Tallahassee, FL	14.52
Stanley Tools	Farmers Branch, TX	23.76
Texas Plaza Land	Irving, TX	10.33
Thompson Land I	Farmers Branch, TX	3.99
Thompson Land II	Farmers Branch, TX	3.32

Land	Location	Acres
Tomlin Land	Farmers Branch, TX	9.20
Travis Ranch Land	Kaufman County, TX	833.39
Union Pacific Railroad Land	Dallas, TX	0.29
Valley Ranch Land	Irving, TX	30.00
Valley View (Hutton/Senlac)	Farmers Branch, TX	2.42
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Valwood	Dallas, TX	257.05
Vineyards	Grapevine, TX	3.56
Vineyards II	Grapevine, TX	3.94
W Hotel	Dallas, TX	1.97
Waco 151 Land	Waco,TX	151.40
Waco Swanson	Waco, TX	350.70
Walker Land	Dallas County, TX	48.62
West End Land	Dallas, TX	5.50
Whorton Land	Bentonville, AR	79.70
Willowick Land	Pensacola, TX	39.78
Wilmer 88	Dallas, TX	87.60
Windmill Farms—Harlan Land	Kaufman County, TX	245.95
Windmill Farms I	Kaufman County, TX	3,044.11

	Total Land/Development	12,577.63

ITEM 3.	LEGAL PROCEEDINGS

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

The Annual Meeting of Stockholders was held on November 20, 2008, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to Management’s nominees listed in the Proxy Statement, all of which were elected. At the Annual Meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for ARL for the fiscal year ending December 31, 2009. At the Meeting, stockholders elected the following individuals as Directors:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	10,216,655	29,720
Sharon Hunt	10,217,066	29,309
Robert A. Jakuszewski	10,216,913	29,462
Ted R. Munselle	10,217,272	29,103
Ted P. Stokely	10,216,679	29,696

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2008, and any interim period, at least 10,227,672 votes were received in favor of such proposal, 7,599 votes were received against such proposal, and 11,104 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARL’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

	High	Low	High	Low
	2008		2007
First Quarter	$8.59	$7.69	$12.34	$8.71
Second Quarter	$10.00	$8.08	$13.04	$8.79
Third Quarter	$8.25	$7.00	$10.05	$7.51
Fourth Quarter	$10.50	$7.25	$9.85	$7.50

On March 5, 2009, the closing market price of ARL’s common stock on the New York Stock Exchange was $10.75 per share, and was held by approximately 2,752 stockholders of record.

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARL’s common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2008, 2007 or 2006. Future distributions to common stockholders will be dependent upon ARL’s realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2008, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly-owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Under ARL’s Amended Articles of Incorporation, 231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2008, 6,813,750 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. After December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2008, no shares of Series C Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The

Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. At March 5, 2008, no shares of Series D Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 5, 2009, no Series E Preferred Stock were outstanding.

As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 5, 2009.

The following table sets forth information regarding purchases made by ARL of shares of ARL common stock on a monthly basis during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30			931,665	68,335
October, 2008	—	—	931,665	68,335
November, 2008	—	—	931,665	68,335
December, 2008	—	—	931,665	68,335

Total	—

(1)	The repurchase program was announced in September 2000. Through the program, 1,000,000 shares may be repurchased. The program has no expiration date.

Performance Graph

The following graph compares the cumulative total stockholder return on ARL’s shares of common stock with the Dow Jones Equity Market Index (“Dow Jones US Total Market”) and the Dow Jones Real Estate Investment Index (“Dow Jones US Real Estate”). The comparison assumes that $100 was invested on December 31, 2003 in shares of common stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

	12/03	12/04	12/05	12/06	12/07	12/08
American Realty Investors Inc.	$100.00	$106.24	$87.84	$86.20	$107.34	$98.03
Dow Jones US	$100.00	$103.15	$102.52	$119.22	$126.89	$83.95
Dow Jones US Real Estate	$100.00	$130.13	$141.85	$188.88	$151.38	$90.01

ITEM 6.	SELECTED FINANCIAL DATA

		For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$181,920	$169,394	$142,138	$119,560	$102,131
Total operating expenses	178,943	162,886	138,495	123,629	121,844

Operating (loss) income	2,977	6,508	3,643	(4,069)	(19,713)
Other expenses	(91,619)	(42,746)	(34,799)	(43,034)	(39,392)

Loss before gain on land sales, minority interest, and income taxes	(88,642)	(36,238)	(31,156)	(47,103)	(59,105)
Gain on land sales	5,584	20,468	23,973	39,926	11,781
Minority interest	146	(2,652)	672	(3,056)	(7,270)
Income tax benefit	36,838	15,744	6,852	16,596	31,402

Net income (loss) from continuing operations	(46,074)	(2,678)	341	6,363	(23,192)

Net income from discontinuing operations , net of minority interest	68,708	29,240	12,725	41,054	56,386

Net income	22,634	26,562	13,066	47,417	33,194
Preferred dividend requirement	(2,487)	(2,490)	(2,491)	(2,572)	(2,601)

Net income applicable to common shares	$20,147	$24,072	$10,575	$44,845	$30,593

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(4.46)	$(0.51)	$(0.21)	$0.37	$(2.44)
Discontinued operations	6.31	2.86	1.25	4.05	5.34

Net income applicable to common shares	$1.85	$2.35	$1.04	$4.42	$2.90

Weighted average common share used in computing earnings per share	10,888,833	10,227,593	10,149,000	10,149,000	10,559,571

Earnings per share - diluted
Income (loss) from continuing operations	$(4.46)	$(0.51)	$(0.16)	$0.29	$(2.44)
Discontinued operations	6.31	2.86	0.97	3.13	5.34

Net income applicable to common shares	$1.85	$2.35	$0.81	$3.42	$2.90

Weighted average common share used in computing diluted earnings per share	10,888,833	10,227,593	13,106,000	13,106,000	10,559,571

BALANCE SHEET DATA
Real Estate, net	$1,613,402	$1,485,859	$1,272,424	$1,113,105	$983,422
Notes and interest receivable, net	77,003	83,467	52,631	81,440	72,661
Total assets	1,842,153	1,777,854	1,493,671	1,345,795	1,190,843
Notes and interest payables	1,382,629	1,400,877	1,124,765	1,021,822	939,921
Stock-secured noted payable	14,026	17,546	22,452	22,549	18,663
Stockholders’ equity	215,678	192,386	160,489	148,397	103,009
Book value per share	$19.81	$18.81	$15.81	$12.80	$8.89

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,”, “believe,”, “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks included here are not exhaustive. Other sections of this report, including Part I, Item 1A. “Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Overview

ARL was organized in 1999. In August 2000, ARL acquired American Realty Trust, Inc. (“ART”) and National Realty, L.P. (“NRLP”). ART was the successor to a business trust organized in 1961 to provide investors with a professionally managed, diversified portfolio of real estate and mortgage loan investments selected to provide opportunities for capital appreciation as well as current income. The business trust merged into ART in 1987. ART owns a portfolio of real estate and mortgage loan investments. NRLP was organized in 1987, and subsequently acquired all of the assets and assumed all of the liabilities of 35 public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

ARL subsidiaries own approximately 82.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). ARL has consolidated TCI’s accounts and operations since March 31, 2003. At December 31, 2007, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

Approximately 76% of ARL’s common stock is owned by Realty Advisors and its subsidiaries( Prime, Inc, and OneRealco Stock Holdings, Inc.). Other affiliated companies own approximately 12% of ARL’s outstanding common shares. ARL is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARL does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company. In addition, TCI owns 276,972 shares of common stock of ARL.

ARL is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. ARL’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARL acquires land primarily in in-fill locations or high-growth suburban markets. ARL is an active buyer and seller and during 2008 acquired over $119 million and sold over $179 million of land and income-producing properties. As of December 31, 2008, the Company owned approximately 11,437 units in 59 residential apartment communities, one single family residential, 34 commercial properties comprising almost 5.9 million rentable square feet and five hotels containing a total of 808 rooms. In addition, ARL owned 12,578 acres of land held for development and 5 projects under construction. The Company currently owns income-producing properties and land in 20 states as well as in the U.S. Virgin Islands. ARL finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. ARL finances it development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. ARL is advised by Prime under a contractual arrangement that is reviewed annually by ARL’s Board of Directors. ARL’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARL currently contracts with five third-party companies to manage the Company’s apartment communities.

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

Real Estate

Upon acquisitions of real estate, ARL assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

We record acquired “above” and “below market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with SFAS No. 141, we recognize rental revenue of acquired in-place “above” and “below market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased up (80% or more) and is held the entire period for both years; under comparison it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2008, 2007, and 2006 as included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continue operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2008, 2007, and 2006, we owned or had interests in a portfolio (the Total Property Portfolio) of 99, 110, and 130 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in the next year. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2008 for the year presented. The table below shows the number of income producing properties held by year.

	2008	2007	2006
Continued operations	98	82	90
Sales subsequent to year end	1	28	40

Total property portfolio	99	110	130

Comparison of the year ended December 31, 2008 to the same period ended December 31, 2007;

Our net income applicable to common shares decreased $3.9 million as compared to the prior year. The current year net income applicable to common shares was $20.1 million, which includes gain on land sales of $5.6 million and net income from discontinued operations, net of minority interest of $67.2 million, as compared to prior year net income applicable to common shares of $24.1 million, which includes gain on land sales of $20.4 million and net income from discontinued operations, net of minority interest of $30.6 million.

Revenues

Rental revenues increased by $12.5 million which by segment is an increase in apartment revenues of $12.9 million and land of $2.3 million, offset by a decrease in our hotels of $1.6 million and a decrease in our land and other segment of $1.1 million. Within our apartment portfolio, the majority of the increase came from our developed properties in the lease up phase which increased $11.5 million. Our acquisition of Bridgewood apartments accounted for $0.7 million of the increase with the remaining increase coming from our same property portfolio. We have increased occupancies within our apartment portfolio and there is an overall increased demand for new apartments. Our land portfolio revenues increased as a result of the temporary increase in oil and gas prices. We receive royalty revenues from some of our land holdings. Revenues from our same hotel portfolio are down due to decreased stays, which we attribute to the current state of the economy.

Expenses

Property operating expenses increased by $10.8 million, which by segment is an increase in our apartments of $9.3 million, an increase in our commercial properties of $1.3 million, an increase in our land and other segments of $0.7 million, offset by a decrease in our hotels of $0.5 million. Within the apartment portfolio, the same apartment properties increase of $2.4 million is due to an increase in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $6.5 million, and the current year acquisition increased expenses by $0.4 million. The increase within the commercial portfolio was due to an increase from acquired properties of $3.1 million, offset by a decrease in our same property portfolio of $1.8. The increase within our land and other portfolios is due to the continued increase in land holding costs. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel.

Depreciation expense increased by $3.5 million, which by segment is $3.1 million due to our apartments, $0.4 million due to our commercial buildings, and $0.2 million due to our hotels, offset by a decrease in our land holdings of $0.2 million. The increase within our apartment portfolio was due to increases in our same properties of $1.4 million, acquired properties of $0.2 million and developed properties of $1.5 million. The same apartment property portfolio increase due to depreciation on newly capitalized items. Developed apartment properties are depreciated as we complete each phase and lease up the properties.

Other income (expense)

Interest income increased by $2.2 million, the increase is due to receipt of interest income on the Unified Housing Foundation, Inc. notes receivables. These receivables are excess cash flow notes. As such, we do not record interest income on the receivable, unless we receive cash payments.

We had an increase in our interest expense of $3.5 million, which by segment is an increase in our apartment portfolio of $6.8 million, an increase in our commercial portfolio of $0.8 million and an increase in our other portfolio of $0.6 million; which is offset by a decrease in our hotel portfolio of $0.9 million and a decrease in our land portfolio of $3.8 million. The increase within our apartment portfolio is mainly due to the increase within our developed properties in the lease up phase of $6.0 million. During the construction phase the interest expense is capitalized. When the properties are completed and begin lease up, the interest is expensed. The remaining increase is $0.3 million from our acquired properties and $0.5 million in additional expense from our same property portfolio. Within our commercial portfolio we had an increase of $0.9 million from our same properties, offset by a decrease in our acquired properties due to the decrease in variable rates tied to Prime. The decreased interest expense within our hotels was due to the rates being tied to Prime, and the decreased Prime rate. The decrease in our land and other portfolios is primarily due to the sale of properties and the disposition of the debt upon sale.

Earnings from unconsolidated subsidiaries and investees were a loss of $1.9 million. This represents our portion of income (equity pickup) for unconsolidated subsidiaries and joint ventures. These investees posted an aggregate loss for the twelve months ended December 31, 2008.

Involuntary conversion decreased by $34.8 million. There were no involuntary conversions in the current year. The prior year gain on involuntary conversion relates to the collection of insurance proceeds in 2007 for the damage sustained at our New Orleans commercial properties from hurricane Katrina in 2005.

Provision for allowance on notes receivable and impairment was $12.4 million for the twelve months ended December 31, 2008. We recorded a $5.0 million allowance for doubtful receivables and a $7.4 million allowance for doubtful collectability of certain investments within our portfolio. In 2007, we wrote down the Executive Court apartments for $0.2 million and the Encon Warehouse for $0.8 million.

Litigation settlement expense decreased as compared to the prior year. The majority of the decrease was due recording a $1.3 million in expense related to the settlement of the Sunset litigation that was not previously accrued in the prior year. The Sunset litigation was settled September 18, 2007.

Gain on land sales has decreased by $14.9 million. The current state of the banking industry has significantly impacted the banks willingness to originate loans. Land loans seem to be more sensitive to this than most other types of loans. We have found it difficult to complete land transactions with third parties, as the banks willingness and/or ability to fund land transactions seems limited. The current economic conditions have resulted in fewer land transactions in the current year.

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2008. Included in discontinued operations are a total of 28 and 41 properties as of 2008 and 2007, respectively. Properties sold in 2008 that were held in 2007 have been reclassified to discontinued operations for 2007. In 2008, we had one property, Chateau Bayou apartments, pending sale, and sold 27 properties which consisted of 20 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Forty-Four Hundred, Fountains at Waterford, Hunters Glen, Southgate, Sunchase, Thornwood, Westwood Square, Woodview, Fairway View Estate, Willow Creek, Fountain Lake, Mountain Plaza, Sunset, and Governors Square), three commercial buildings (Lexington Center, Executive Court, and Encon Warehouse), and four hotels (City Suites, Majestic Inn, Willow, and Hotel Akademia). In 2007, we sold 13 income producing properties which consists of nine apartments (Bluff at Vista Ridge, Somerset, El Chapparral, Harper’s Ferry, Oak Park IV, Med Villa, Villa Del Mar, Arlington Place, and Woodlake), three commercial buildings (Forum office building, Durham Center, Four Hickory), and one hotel (Atlantic Sands). The gain on sale of the properties is also included in discontinued operations for those years as shown in the table below (dollars in thousands).

	For Years Ended December 31,
	2008	2007
Revenue
Rental	$6,431	$51,937
Property operations	2,971	32,912

	3,460	19,025

Expenses
Interest	(6,544)	(16,352)
General and administration	(1,552)	(102)
Depreciation	(349)	(4,803)

	(8,445)	(21,257)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	(4,985)	(2,232)
Gain on sale of discontinued operations	119,572	53,375
Net income/sales fee to affiliate	(10,994)	(2,050)
Minority interest	(4,480)	(1,682)
Equity of investees gain on sale	6,591	(2,427)

Income from discontinued operations, net of minority interest before tax	105,704	44,984
Tax expense	(36,996)	(15,744)

Income from discontinued operations, net of minority interest	$68,708	$29,240

Comparison of the year ended December 31, 2007 to the same period ended December 31, 2006;

Revenues

We had an increase in our rental and other property revenues of $27.3 million, which by segment is an increase in the apartment portfolio of $7.8 million, an increase in the commercial portfolio of $23.8 million, and increase in the Hotel portfolio of $0.4 million, offset by decreases in the land and other portfolios of $0.7 million in aggregate. Within the apartment portfolio, the same properties increased by $1.3 million and the developed properties in the lease up phase increased by $6.5 million. The occupancy rates in our same properties remains strong and we continue to see a growing demand for new apartments. Within our commercial portfolio, the acquired properties increased by $19.8 million, offset by decreases in the same properties of $4.0 million. The purchase of Browning Place and Fenton Centre (formerly known as Park West One and Two) in 2007 attributed to the increase from the acquired properties, while the majority of the decrease in the same properties was due to a loss of a significant tenant.

Expenses

We had an increase in our property operating expenses of $13.0 million as compared to prior period, which by segment is an increase in the apartments of $3.9 million, an increase in the commercial of $10.1 million, an increase in other of $2.1 million, offset by a decrease in hotel and land of $1.9 million and $1.2 million respectively. Within the apartment portfolio, the vast majority of the increase is due to the developed apartments in the lease up phase. We continue to complete phases and start up operations. Within the commercial portfolio, the vast majority of the increase is due to the acquisition of the purchase of Browning Place and Fenton Centre. We acquired these properties in January 2007. The increase in the hotel properties is from the same property portfolio.

We had an increase in depreciation and amortization expense of $1.9 million, which by segment is an increase in apartments of $0.5 million and an increase in commercial of $1.4 million. The increase within our apartment portfolio is due to the additional depreciation from our developed properties in the lease up phase. Within our commercial portfolio of $2.6 million of the increase is from the acquisition of Browning Place and Fenton Centre, which is offset by a decrease in our same properties of $1.2 million.

General and administrative expenses increased $7.3 million. The majority of the increase is from $2.0 million in legal fees included in 2007, not included in 2006. The 2006 amount also includes credits for litigation reimbursements of $3.3 million. In addition, the reimbursement costs to the advisor were higher in 2007 than in 2006.

Advisory fees to affiliate increased by $2.2 million. The increase in fees was due to higher gross assets in 2007 than in 2006.

Other income (expense)

We had an increase in interest expense of $21.6 million as compared to prior period. The increase is due to new loans on acquisitions, refinancings, and changes in variable rate debt. The breakdown by segment is an increase in apartments of $4.6 million, an increase in commercial of $6.5 million, an increase in hotels of $2.6 million, an increase in land of $3.4 million, and in increase in other of $4.5 million. The increase in the apartment portfolio is due to interest expense on the developed properties in the lease up phase. As phases of the properties are completed and begin lease up the previously capitalized interest is expensed. The increase of $6.5 million in the commercial portfolio is due to the acquisition of the Browning Place and Fenton Centre (formerly known as Park West One and Two buildings). The increase in the hotel portfolio is due to refinancing the existing debt on three of the four Piccadilly hotels; known as the Shaw, Chateau, and Airport. The increase within the land portfolio is due to the acquisition of properties and refinancing of existing debt.

Gain on involuntary conversion increased by $14.3 million. The gain relates to the collection of insurance proceeds of $34.7 million and $20.5 million from the damages sustained at our New Orleans commercial properties from Hurricane Katrina during 2005 during the years ended 2007 and 2006, respectively.

In 2007, we recorded an impairment write down for Executive Court and Encon Warehouse for $0.2 million and $0.8 million, respectively.

In 2006 we sold a note receivable at a loss recording a discount of $1.2 million. There have been no subsequent sales of note receivables.

Litigation settlement was $1.0 million in 2007 due to paying expenses towards the settlement of the Sunset litigation that were not previously accrued. The Sunset litigation was settled September 18, 2007. There were no significant litigation settlement expenses in 2006.

Gain on land sales decreased by $3.5 million. In 2007, we sold 252 acres of land in 18 separate transactions with an aggregate sales price of $36.0 million, receiving $13.1 million in cash. The average sales price was $142,000 per acre. The sales relate to the land properties known as; Desoto Ranch (easement), 28.9 acres of McKinney Ranch, 3.4 acres Mandahl Bay, 2.3 acres West End, 3.0 acres Miro Lago, 4.0 acres Hines Meridian, 86.0 acres RB, 4.6 acres Grapevine Vineyards, 75.4 acres Metro Center, 1.2 acres Katrina, 39.2 acres Windmill Farm, and 4.0 acres Vista Ridge. In 2006, we sold 317 acres of land in 19 separate transactions for at an average sales price of $195,000 per acre.

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2008. Properties that were sold subsequent to the yearend that were held during those years have been reclassified as discontinued operations for those periods presented. Included in discontinued operations are properties that were sold in 2008 and reclassified to discontinued operations for the years 2007 and 2006, expect for the Thornwood apartments which was purchased in 2007 and sold in 2008. Included in discontinued operations are a total of 41 and 46 properties as of 2007 and 2006, respectively. In 2007, we sold 13 income producing properties which consists of nine apartments (Bluff at Vista Ridge, Somerset, El Chaparral, Harper’s Ferry, Oak Park IV, Med Villa, Villa Del Mar, Arlington Place, and Woodlake), three commercial buildings (Forum OB, Durham Center, Four Hickory), and one hotel (Atlantic Sands). In 2006, we sold six income producing properties which consists of five apartment complexes (Apple Lane, Plantation, Timbers, Will-o-Wick, and Oak Tree), and one hotel (Williamsburg). The gain on sale of the properties is also included in discontinued operations for those years presented as shown in the table below (dollars in thousands).

	For Years Ended December 31,
	2007	2006
Revenue
Rental	$51,937	$92,883
Property operations	32,912	65,843

	19,025	27,040

Expenses
Interest	(16,352)	(16,134)
General and administration	(102)	(3,441)
Depreciation	(4,803)	(6,832)

	(21,257)	(26,407)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	(2,232)	633
Gain on sale of discontinued operations	53,375	22,159
Net income/sales fee to affiliate	(2,050)	(2,462)
Minority interest	(1,682)	(1,403)
Equity of investees gain on sale	(2,427)	650

Income from discontinued operations, net of minority interest before tax	44,984	19,577
Tax expense	(15,744)	(6,852)

Income from discontinued operations, net of minority interest	$29,240	$12,725

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing debt and additional borrowings; and

•	including mortgage notes payable, lines of credit.

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2008, along with cash that will be generated in 2009 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands).

	2008	2007	Variance
Net cash provided by (used in) operating activities	$24,140	$(34,320)	$58,460
Net cash used in investing activities	$(63,513)	$(221,832)	$158,319
Net cash provided by financing activities	$33,855	$260,677	$(226,822)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we had a significant receivable due from affiliated entities in 2007. The majority of the change in cash was due to the collections on our affiliated receivables. In 2008, the majority of the affiliated receivable was paid down. We collected approximately $53.0 million of the outstanding receivable balance. This took our cash from operations to positive number. Thus, we had cash provided by operating activities for the year ended December 31, 2008.

Our major investing cash outlays are from construction and development of new properties. We currently have five projects under construction. We used $148.8 million in cash on the construction and development of new properties. We used $64.5 million for our continued investment in new properties. We acquired two apartment complexes and five buildings. We used $54.7 million for the acquisition of land of approximately 1,400 acres of land. Our sources of cash from investing activities are the sales of land and income producing properties. We received $179.7 million from the sale of 19 apartments, three commercial buildings and four hotels. We received $17.0 million for the sale of approximately 103 acres of land.

Our major source of cash from financing activities is $221.4 million from the proceeds of notes payable which includes the cash borrowed for purchases. Our major use of cash is for the payment of recurring debt obligations of $20.3 million and the payment on maturing notes payable of $178.7 million which includes the pay off of mortgages on properties sold.

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

Equity Investments.    ARL has from time to time purchased shares of IOT and TCI. The Company may purchase additional equity securities of IOT and TCI through open market and negotiated transactions to the extent ARL’s liquidity permits.

Equity securities of TCI held by ARL (and of IOT held by TCI) may be deemed “restricted securities” under Rule 144 of the Securities Act of 1933 (“Securities Act”). Accordingly, ARL may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce ARL’s ability to realize the full fair value of such investments if ARL attempted to dispose of such securities in a short period of time.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2008 are shown in the table below (dollars in thousands);

	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt obligation(1)	$2,432,665	$489,353	$379,939	$249,550	$1,313,823
Capital lease obligation	—	—	—	—	—
Operating lease obligation	65,112	1,484	2,451	2,314	58,863
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s	147,920	147,920	—	—	—
Balance sheet under GAAP

Total	$2,645,697	$638,757	$382,390	$251,864	$1,372,686

(1)	ARL’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, ARL may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

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

ARL’s future operations, cash flow and fair values of financial instruments are partially dependent upon the then existing market interest rates and market equity prices. Market risk is the change in the market rates and prices and the affect of the changes on the future operations. Market risk is managed by matching a property’s anticipated net operating income to an appropriate financing.

ARL is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. ARL does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. ARL’s interest rate sensitivity position is managed by ARL’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of ARL’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on ARL’s financial statements of refinancing fixed debt that matured during 2008 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates. If market interest rates for variable rate debt average 100 basis points more in 2009 than they did during 2008, ARL’s interest expense would increase and net income would decrease by $2.3 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2008. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. All dollars are in thousands.

	2009	2010	2011	2012	2013	Thereafter	Total
Assets
Market securities at fair value							$2,775
Note Receivable
Variable interest rate-fair value							16,067
Instrument’s maturities	$6,159	$7,133	$2,775	$—	$—	$—	16,067
Instrument’s amortization	—	—	—	—	—	—	—
Interest	488	348	109	—	—	—	945
Average Rate	5.0%	4.5%	5.3%	0.0%	0.0%	0.0%
Fixed interest rate-fair value							57,282
Instrument’s maturities	27,045	639	—	1,875	16,224	11,499	57,282
Instrument’s amortization	—	—	—	—	—	—	—
Interest	3,633	3,241	3,190	3,099	2,422	2,426	18,011
Average Rate	9.9%	10.6%	10.7%	10.7%	10.7%	10.2%

	2009	2010	2011	2012	2013	Thereafter	Total
Notes Payable
Variable interest rate-fair value							$437,114
Instrument’s maturities	$243,250	$121,835	$28,750	$4,840	$3,197	$4,209	406,081
Instrument’s amortization	8,834	4,929	3,176	1,416	912	11,766	31,033
Interest	25,147	13,818	3,411	1,823	1,216	6,353	51,768
Average Rate	5.63%	5.71%	4.93%	4.77%	5.52%
Fixed interest rate-fair value							951,615
Instrument’s maturities	133,356	28,493	48,751	58,722	76,888	118,914	465,124
Instrument’s amortization	15,497	11,990	10,025	8,858	7,163	432,958	486,491
Interest	63,270	54,337	50,423	44,937	39,578	739,623	992,168
Average Rate	7.52%	6.91%	6.66%	6.55%	6.23%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2008. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Plano, Texas

March 27, 2009

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,712,506	$1,508,815
Real estate held for sale at cost, net of depreciation ($640 for 2008 and $22,256 for 2007)	10,333	61,128
Real estate subject to sales contracts at cost, net of depreciation ($12,226 for 2008 and $8,713 for 2007)	55,100	64,320
Less accumulated depreciation	(164,537)	(148,404)

Total real estate	1,613,402	1,485,859
Notes and interest receivable
Performing (including $38,384 in 2008 and $16,485 in 2007 from affiliates and related parties)	68,845	69,977
Non-performing (including $12,837 in 2008 and $16,246 in 2007 from affiliates and related parties)	20,032	16,468
Less allowance for estimated losses	(11,874)	(2,978)

Total notes and interest receivable	77,003	83,467
Cash and cash equivalents	6,042	11,560
Restricted cash	271	2,556
Investments in securities	2,775	13,157
Investments in unconsolidated subsidiaries and investees	27,113	23,867
Other assets (including $526 in 2008 and $54,439 in 2007 from affiliates and related parties)	115,547	157,388

Total assets	$1,842,153	$1,777,854

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $9,103 in 2008 and $8,269 in 2007 to affiliates and related parties)	$1,311,935	$1,221,987
Notes related to assets held-for-sale	7,722	116,377
Notes related to subject to sales contracts	62,972	62,513
Stock-secured notes payable	14,026	17,546
Accounts payable and other liabilities (including $23,018 in 2008 and $1,873 in 2007 to affiliates and related parties)	147,920	104,884

	1,544,575	1,523,307
Commitments and contingencies:
Minority interest	81,900	62,161
Shareholders’ equity:
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,087,418 share in 2008 and 3,390,316 shares in 2007 (liquidation preference $33,909), including 600,000 shares in 2008 and 2007 held by subsidiaries	4,979	4,979
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138 shares in 2008 and 11,592,272 shares in 2007	114	114
Treasury stock at cost; 637,072 and 1,129,530 shares in 2008 and 2007, respectively, which includes 276,972 and 746,972 shares held by TCI (consolidated) as of 2008 and 2007, respectively.	(5,954)	(12,664)
Paid-in capital	92,609	100,277
Retained earnings	119,599	99,452
Accumulated other comprehensive income (loss)	4,331	228

Total shareholders’ equity	215,678	192,386

Total liabilities and shareholders’ equity	$1,842,153	$1,777,854

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $3,805 and $1,197 and $1,423 for 2008 and 2007 and 2006 respectively from affiliates and related parties)	$181,920	$169,394	$142,138

Expenses:
Property operating expenses (including $8,659 and $9,239 and $8,212 for 2008 and 2007 and 2006 respectively from affiliates and related parties)	117,973	107,200	94,233
Depreciation and amortization	27,646	24,164	22,248
General and administrative (including $6,741 and $3,657 and $4,481 for 2008 and 2007 and 2006 respectively from affiliates and related parties)	17,384	16,624	9,336
Advisory fee to affiliate	15,940	14,898	12,678

Total operating expenses	178,943	162,886	138,495

Operating income	2,977	6,508	3,643

Other income (expense):
Interest income (including $4,692 and $1,196 and $2,692 for 2008 and 2007 and 2006 respectively from affiliates and related parties)	7,390	5,236	6,000
Other income (including $3,485 and $0 and $0 for 2008 and 2007 and 2006 respectively from affiliates and related parties)	8,699	8,406	5,821
Mortgage and loan interest including $2,729 and $603 and $1,857 for 2008 and 2007 and 2006 respectively from affiliates and related parties)	(92,610)	(89,088)	(67,484)
Earnings from unconsolidated subsidiaries and investees	(1,878)	286	1,540
Gain on foreign currency translation	(517)	0	0
Involuntary conversion	0	34,771	20,479
Provision for allowance on notes receivable and impairment	(12,417)	(1,003)	0
Discount on note receivable	0	0	(1,170)
Litigation settlement	(286)	(1,354)	15

Total other expenses	(91,619)	(42,746)	(34,799)

Loss before gain on land sales, minority interest, and income taxes	(88,642)	(36,238)	(31,156)
Gain on land sales	5,584	20,468	23,973
Minority interest	146	(2,652)	672

Loss from continuing operations before income tax benefit	(82,912)	(18,422)	(6,511)
Income tax benefit	36,838	15,744	6,852

Net loss from continuing operations	(46,074)	(2,678)	341

Income from discontinued operations, net of minority interest before income tax expense	105,704	44,984	19,577
Income tax expense	(36,996)	(15,744)	(6,852)

Net income from discontinuing operations , net of minority interest	68,708	29,240	12,725

Net income	22,634	26,562	13,066
Preferred dividend requirement	(2,487)	(2,490)	(2,491)

Net income applicable to common shares	$20,147	$24,072	$10,575

Earnings per share—basic
Loss from continuing operations	$(4.46)	$(0.51)	$(0.21)
Discontinued operations	6.31	2.86	1.25

Net income applicable to common shares	$1.85	$2.35	$1.04

Earnings per share—diluted
Loss from continuing operations	$(4.46)	$(0.51)	$(0.16)
Discontinued operations	6.31	2.86	0.97

Net income applicable to common shares	$1.85	$2.35	$0.81

Weighted average common share used in computing earnings per share	10,888,833	10,227,593	10,149,000
Weighted average common share used in computing diluted earnings per share	10,888,833	10,227,593	13,106,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Series A Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital

		Shares	Amount
Balance, December 31, 2005	$4,982	11,592,272	$114	$(15,146)	$93,389	$64,805	$253	$148,397
Unrealized loss on foreign currency translation							(790)	(790)
Unrealized gain on investment securities							2,321	2,321
Net income						13,066		13,066
Repurchase/sale of treasury shares, net	(3)				(11)			(14)
Series A preferred stock cash dividend ($1.00 per share)						(2,491)		(2,491)

Balance, December 31, 2006	4,979	11,592,272	114	(15,146)	93,378	75,380	1,784	160,489
Unrealized gain on foreign currency translation							4,427	4,427
Unrealized loss on investment securities							(5,983)	(5,983)
Net income						26,562	—	26,562
Acquisition of minority interest					6,899			6,899
Repurchase/sale of treasury shares, net				2,482				2,482
Series A preferred stock cash dividend ($1.00 per share)						(2,490)		(2,490)

Balance, December 31, 2007	4,979	11,592,272	114	(12,664)	100,277	99,452	228	192,386
Unrealized gain on foreign currency translation						—	9,685	9,685
Unrealized loss on investment securities							(5,582)	(5,582)
Net income						22,634		22,634
Acquisition of minority interest					(7,668)			(7,668)
Stock reconcilation		281,866						—
Repurchase/sale of treasury shares, net				6,710	—			6,710
Series A preferred stock cash dividend ($1.00 per share)						(2,487)		(2,487)

Balance, December 31, 2008	$4,979	11,874,138	$114	$(5,954)	$92,609	$119,599	$4,331	$215,678

*	Stock reconciliation was to adjust shares to agree to records per transfer agent, American Stock Transfer & Trust Company, effective January 1, 2008.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income applicable to common shares	$20,147	$24,072	$10,575
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(5,584)	(20,468)	(23,973)
Depreciation and amortization	27,995	28,967	32,524
Provision for allowance of notes receivable and impairment	12,417	1,003	1,183
Amortization of deferred borrowing costs	9,481	7,157	3,049
Earnings from unconsolidated subsidiaries and investees	(4,713)	(286)	(1,540)
Change in minority interest	4,334	—	—
Gain (loss) on foreign currency translation	517	(2,368)	(2)
Gain on sale of income producing properties	(119,572)	(53,375)	(22,159)
(Increase) decrease in assets:
Accrued interest receivable	2,081	(2,347)	1,022
Restricted cash	2,285	3,444	(6,000)
Other assets	58,529	3,935	(2,918)
Prepaid expense	(1,187)	(1,890)	—
Escrow	(21,227)	(1,022)	—
Earnest money	4,128	6,544	(9,386)
Rent receivables	(6,530)	(7,641)	—
Increase (decrease) in liabilities:
Accrued interest payable	(1,997)	(5,556)	2,233
Intercompany change	23,018	(11,601)	(9,927)
Other liabilities ($24,433 in 2008, $14,500 in 2007 and $10,542 in 2006 from affiliates)	20,018	(2,888)	(10,503)

Net cash provided by (used in) operating activities	24,140	(34,320)	(35,822)
Cash Flow From Investing Activities:
Proceeds from notes receivables (($4,017) in 2008, $2,248 in 2007 and $1,931 in 2006 from affiliates)	(351)	16,542	14,136
Acquisition of land held for development	(54,744)	(24,965)	—
Proceeds from sales of income producing properties	179,669	55,256	66,722
Proceeds from sale of land	16,988	65,516	4,617
Investment in unconsolidated real estate entities	(3,246)	960	(44,293)
Improvement of land held for development	(1,789)	(3,728)	—
Improvement of income producing properties	(16,873)	(15,135)	(567)
Acquisition of minority interest	19,739	2,652	(5,551)
Investment in marketable equity securities	10,382	—	—
Acquisition of income producing properties	(64,466)	(114,258)	(142,527)
Construction and development of new properties	(148,822)	(204,672)	—

Net cash used in investing activities	(63,513)	(221,832)	(107,463)
Cash Flow From Financing Activities:
Proceeds from notes payable ($10,850 in 2008, $8,669 in 2007 and $0 in 2006 from affiliates)	221,354	529,058	245,848
Recurring amortization of principal on notes payable	(20,323)	(12,872)	—
Payments on maturing notes payable	(178,746)	(240,209)	(102,940)
Deferred financing costs	8,380	(10,394)	(6,477)
Stock-secured borrowings	(3,520)	(4,906)	—
Repurchase/sale of treasury stock	6,710	—	(15)

Net cash provided by financing activities	33,855	260,677	136,416

Net increase (decrease) in cash and cash equivalents	(5,518)	4,525	(6,869)
Cash and cash equivalents, beginning of period	11,560	7,035	13,904

Cash and cash equivalents, end of period	$6,042	$11,560	$7,035

Supplemental disclosures of cash flow information:
Cash paid for interest	$97,158	$110,997	$82,681
Cash paid for income taxes, net of refunds	—	—	—
Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain (loss)	$9,685	$4,427	$(790)
Unrealized gain (loss) on marketable securities	(5,582)	(5,983)	2,321
Note receivable allowance	(1,500)	—	—
Note receivable for treasury stock	—	3,779	—
Land exchanged with affiliated party	—	900	1,500
Note receivable received from affiliate		16,132	—
Note receivable from sale of real estate	—	—	3,821
Subsidiary purchased from affiliate decreasing affiliate receivable	—	—	5,150
Issuance of affiliated preferred stock and reduction in affiliated receivables	—	—	10,000
Real Estate received from related party to satisfy debt	—	—	12,214

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Realty Investors, Inc. and consolidated subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Summary of Significant Accounting Policies”. These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables and accompanying footnotes are in thousands, except per share amounts.

Certain balances for 2007 and 2006 have been reclassified to conform to the 2008 presentation.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business.    In November 1999, American Realty Investors, Inc. (“ARL”), a Nevada corporation, was formed, and in August 2000, ARL acquired American Realty Trust, Inc. (“ART”), a Georgia corporation and National Realty, L.P. (“NRLP”), a Delaware partnership. ARL primarily invests in real estate and real estate-related entities and purchases and originates mortgage loans.

Effective July 1, 2003, Prime Asset Management, Inc. (“PAMI”) became the advisor to ARL and TCI. PAMI is owned by Realty Advisors (80.0%) and Syntek West, Inc. (“Syntek West”) (20.0%), related parties. Syntek West is owned by Gene E. Phillips. Effective August 18, 2003, PAMI changed its name to Prime Income Asset Management, Inc. (“PIAMI”). On October 1, 2003, Prime Income Asset Management, LLC (“Prime”), which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARL and TCI.

Basis of consolidation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity in accordance with the provisions and guidance of Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN No. 46(R)”) or meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). Controlling interest in an entity is normally determined by the ownership of a majority of the entity’s voting interests; however, other determining factors include, but may not be limited to, whether the Company provides significant financial support and bears a majority of the financial risks, authorizes certain capital transactions such as the purchase, sale or financing of material assets or makes operating decisions that materially affect the entity’s financial results. All intercompany balances and transactions have been eliminated in consolidation.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments in equity investees.    ARL may be considered to have the ability to exercise significant influence over the operating and investment policies of certain of its investees. Those investees are accounted for using the equity method. Under the equity method, an initial investment, recorded at cost, is increased by a proportionate share of the investee’s operating income and any additional investment and decreased by a proportionate share of the investee’s operating losses and distributions received.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue recognition on the sale of real estate.    Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, or the financing method, whichever is appropriate. When ARL provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate, as determined by SFAS No. 66 guidelines.

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

Stock-based employee compensation.    The Company previously accounted for its stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company previously based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method and applied the provisions of SFAS No. 123(R) to all share-based compensation. All of ARL’s stock options were

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fully vested as of January 1, 2006 and ARL had no outstanding stock option grants that were modified or settled after January 1, 2006; therefore, the adoption of SFAS No. 123(R) had no material effect on the Company’s results of operations for the year ended December 31, 2008. The Director’s stock option plan was terminated in December of 2005.

NOTE  2.     REAL ESTATE

A summary of our real estate transactions for the year ended December 31, 2008 is listed below (dollars in thousands):

	2008	2007
Apartments	$656,578	$515,532
Apartments under construction	56,195	153,214
Other developments in progress	304,095	110,321
Commercial properties	441,318	447,103
Hotels	41,046	88,538
Land held for development	213,274	194,107
Real estate held for sale	10,973	83,384
Real estate subject to sales contract	67,326	73,033

Total Real Estate	1,790,805	1,665,232
Less accumulated deprecation	(177,403)	(179,373)

	$1,613,402	$1,485,859

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

Depreciation is computed on a straight line basis over the estimated useful lives of the assets as follows:

Land improvements	25 to 40 years
Buildings and improvements	10 to 40 years
Tenant improvements	Shorter of useful life or terms of related lease
Furniture, fixtures and equipment	3 to 7 years

Provision for Asset Impairments. In 2008, the provision for allowance and impairments was related to our receivables and our investments in unconsolidated entities and other investees. In 2007, we recorded a $1.0 million provision for impairment. We wrote down the Executive Court apartments for $0.2 million and the Encon warehouse for $0.8 million.

The following is a brief description of the more significant property acquisitions and sales in 2008:

Woodmont TCI XIV, LP

On January 15, 2008, we purchased 4.0 acres of land in Dallas, Texas known as Woodmont TCI XIV, LP for $6.4 million. We financed the transaction with $1.9 million cash, a new mortgage of $4.1 million with a commercial lender and accrued $400,000 in commissions payable. The mortgage is secured by the property and accrues interest at Prime plus 0.75%.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Midland/Odessa

On January 25, 2008, we sold 15 apartment complexes known as the Midland/Odessa properties in a single transaction for an aggregate sales price of $98.3 million. We recorded a gain on sale of $72.1 million. We received cash of $28.4 million after paying off existing mortgages of $62.1 million, and $7.8 million in commissions and other closing costs. The properties consisted of:

•	Forty-Four Hundred Apartments, a 92-unit complex located in Midland, Texas;

•	Arbor Pointe, a 194-unit complex located in Odessa, Texas;

•	Ashton Way, a 178-unit complex located in Midland, Texas;

•	Autumn Chase, a 94-unit complex located in Midland, Texas;

•	Courtyard Apartments, a 133-unit complex located in Midland, Texas;

•	Coventry Point, a 120-unit complex located in Midland, Texas

•	Fairway, a 152-unit complex located in Longview, Texas;

•	Fountains at Waterford, a 172-unit complex located in Midland, Texas;

•	Hunters Glen, a 260-unit complex located in Midland, Texas;

•	Southgate, a 180-unit complex located in Odessa, Texas;

•	Sunchase, a 300-unit complex located in Odessa, Texas;

•	Sunset, a 240-unit complex located in Odessa, Texas;

•	Thornwood, a 109-unit complex located in Midland, Texas;

•	Westwood, a 79-unit complex located in Odessa, Texas; and

•	Woodview, a 232-unit complex located in Odessa, Texas.

Lexington

On January 31, 2008, we sold the Lexington office building, a 75,000 square foot commercial building located in Colorado Springs, Colorado for $5.4 million, receiving cash of $1.6 million after paying off the existing mortgage of $3.5 million and $300,000 in closing costs. We recorded a $700,000 gain on sale.

Fairway View

On February 6, 2008, we sold the Fairway View Apartments, a 264-unit complex located in El Paso, Texas for $10.3 million recording a gain on sale of $6.0 million. We received $4.8 million in cash after paying off the existing mortgage of $5.3 million and closing costs.

Governors Square

On February 14, 2008, we sold the Governors Square apartments, a 169-unit complex located in Tallahassee, Florida for $8.5 million, recording a gain on sale of $5.7 million. We received $4.7 million in cash after paying off the existing mortgage of $2.9 million and $900,000 in closing costs.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chicago Hotels

On February 14, 2008, we sold three hotels located in Chicago, Illinois in a single transaction for $30.0 million recording a gain on sale of $18.4 million. We received cash of $9.8 million after paying off existing mortgages of $18.5 million and closing costs. The properties consisted of:

•	City Suites Hotel, a 45-room hotel;

•	Majestic Hotel, a 55-room hotel; and

•	Willows Hotel, a 52-room hotel.

Hotel Akademia

On March 28, 2008, we sold all of our shares in S.P. Zoo (a Polish Corporation) for $11.8 million. The sale of the shares represented our 66.67% interest in the Radisson-SAS Hotel Akademia, a 161-room hotel located in Wroclaw, Poland. We received cash of $11.8 million upon sale of our shares and recorded a gain on sale of $7.7 million.

Bridgewood Ranch

On April 2, 2008, we acquired the Bridgewood Ranch apartments, a 106-unit complex located in Kaufman, Texas for $7.6 million. We financed the purchase with a new mortgage (secured by the property) of $5.1 million, cash of $1.3 million, and $1.2 million in liabilities. The mortgage accrues interest at the higher of 6.75% or Prime plus 0.25% and matures on March 31, 2019.

Quail Hollow

On April 16, 2008, we acquired the Quail Hollow apartments, a 200-unit complex located in Holland, Ohio for $14.1 million. We financed the purchase with a new mortgage (secured by the property) of $11.5 million, cash of $77,000, and $2.6 million in liabilities. The mortgage accrues interest at 7.00% and matures in October 2011.

Valley Ranch Land

On June 10, 2008, we sold 20.6 acres of undeveloped land located in Irving, Texas for $7.2 million, recording a $1.9 million gain on sale. We received $2.0 million in cash and provided $2.2 million in seller financing, after paying down $2.9 million in existing debt, and incurring $100,000 in closing costs.

Stanford Centre

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

Las Colinas Land

On July 23, 2008, we purchased 24.1 acres of land known as Las Colinas land in Irving, Texas for $6.7 million. We financed the transaction with $2.2 million in cash and a $4.5 million mortgage. The note accrues interest at Prime plus 4.00% and matures on July 23, 2010.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Windmill Farms Harlan Land

On July 23, 2008, we purchased 246.0 acres of land known as Windmill Farms Harlan land located in Kaufman County, Texas for $6.8 million. We financed the transaction with $1.3 million cash and seller financing of $5.5 million. The note accrues interest at 2.00% for the first year, 4.00% for the second year and 6.00% for the third year and each year thereafter and matures on July 23, 2013.

Travis Ranch

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

Mountain Plaza

On October 15, 2008, we sold the Mountain Plaza apartments, a 188-unit complex, located in El Paso, Texas for $7.9 million. We received $1.1 million in cash, after providing seller financing of $1.9 million. The buyer assumed the existing mortgage of $4.9 million secured by the property.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.	NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands).

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in 3334Z Apts
400 St. Paul	01/09	9.25%	3,612	Office building, Dallas, TX
Basic Capital Management(1)	10/11	7.00%	1,253	Industrial building, Arlington, TX
Basic Capital Management(1)	10/11	7.00%	1,523	Retail building, Cary, NC
CTMGT Travis Ranch, LLC	08/14	6.00%	2,404	Unsecured
CTMGT Travis Ranch, LLC	Demand	5.00%	4,866	Unsecured
Dallas Fund XVII LP	10/09	9.00%	5,499	Assignment of partnership interests
Garden Centura LP(1)	N/A	7.00%	4,026	Excess cash flow from partnership
International Health Product(1)	08/10	Prime + 1.00%	3,779	335900 Shares of Stock (11.25 per share)
Miscellaneous non-related party notes	Various	Various	3,743	Various security interests
Miscellaneous related party notes(1)	Various	Various	1,431	Various security interests
Ocean Beach Partners(1)	12/09	7.00%	2,000	Vendors Lien
Pioneer Austin Development	10/13	10.00%	2,407	33 acres undeveloped land, Austin, TX
Realty Advisors(1)	11/11	7.00%	12,999	850 shares of ARI stock owned by BCM
Syntek Acquisition Corp(1)	08/10	Prime + 1.00%	3,354	Unsecured
Thornwood Wrap Note, ICC Surfwood	07/09	7.50%	1,638	Unsecured
Unified Housing of Harvest Hill(1)	10/13	12.00%	8,783	100% Interest in UHF Harvest Hill

Total Performing			$65,192

Non-Performing loans:
Blue Lake at Marine Creek(1)	12/13	12.00%	$125	100% Interest in Marine Creek
HFS of Humble LLC(1)	12/17	12.00%	2,630	100% Interest in HFS Humble
Tracy Suttles	01/09	12.00%	1,077	Unsecured
UHF Burleson(1)	08/13	12.00%	762	100% Interest in UHF Burleson
UHF Chase Oaks(1)	12/13	12.00%	127	100% Interest in UHF Chase Oaks
UHF Inwood(1)	12/13	12.00%	4,974	100% Interest in UHF Inwood
UHF Kensington(1)	03/14	12.00%	5,099	100% Interest in UHF Kensington
UHF McKinney(1)	12/13	12.00%	2,375	100% Interest in UHF McKinney
UHF Parkside Advances(1)	12/13	12.00%	323	100% Interest in UHF Parkside Advances
UHF Walnut Park Crossing(1)	12/13	12.00%	355	100% Interest in UHF Walnut Park Crossing
Windmill Farms	07/09	7.00%	2,185	Unsecured

Total Non-Performing			$20,032

Total			85,224
Accrued interest			3,653
Allowance for estimated losses			(11,874)

Total			$77,003

(1)	Related party notes

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2008, 2.0% of our assets were invested in junior and wraparound mortgage loans.

Interest income is recognized on non-performing notes receivable and cash flow notes receivables. Effective 2008, interest income is recorded when cash is received, and no accrued interest income is recorded on non-performing notes receivables. If the notes for the years 2008 and 2007 had been performing, an additional interest income totaling $84.8 million and $1.0 million, respectively, would have been recognized.

As of December 31, 2008, the obligors on $56.0 million or 73% of the mortgage notes receivable portfolio were due from affiliated entities. Also at that date, $20.0 million or 26% of the mortgage notes receivable portfolio was non-performing. At December 31, 2008, approximately 4.00% of our assets were invested in notes and interest receivable.

NOTE 4.    ALLOWANCE FOR ESTIMATED LOSSES

The table below shows our allowance for estimated losses (dollars in thousands).

	2008	2007	2006
Balance January 1,	$2,978	$1,000	$1,000
(Decrease) Increase in provision	8,896	1,978	—

Balance December 31,	$11,874	$2,978	$1,000

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. Income Opportunity Investors, Inc. (“IOT”) is a related entity and an unconsolidated subsidiary.

Investment accounted for via the equity method consists of the following:

	Percent ownership
Investee	2008	2007
Gruppa Florentina, LLC (“Gruppa”)	20%	20%
Income Opportunity Investors, Inc.(1)	25%	25%
Garden Centura	5%	5%
LK Four Hickory	29%	29%

(1)	Unconsolidated subsidiary

Our partnership interest in Garden Centura LP in the amount of 5% is accounted for under the equity method, because we exercise significant influence over the operations and financial activities. We have guaranteed the notes payable and control the day to day activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The market values, other than the unconsolidated subsidiaries, as of the year ended December 31, 2008 and 2007 were not determinable as there were no readily traded markets for this entity.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands);

	Unconsolidated Subsidiaries	Other Investees	Total
2008
Real estate, net of accumulated depreciation	$36,942	$130,538	$167,480
Notes Receivable	39,606	3,367	42,973
Other assets	39,005	43,929	82,934
Notes payable	(42,319)	(97,543)	(139,862)
Other liabilities	(2,459)	(9,093)	(11,552)
Shareholders equity/partners capital	$(70,775)	$(71,198)	(141,973)

Revenue	$3,827	$58,706	62,533
Depreciation	(206)	(6,244)	(6,450)
Operating expenses	(3,475)	(44,914)	(48,389)
Gain on land sales
Interest expense	(2,410)	(6,382)	(8,792)

Income from continuing operations	(2,264)	1,166	(1,098)
Income from discontinued operations	28,973		28,973

Net income	$26,709	$1,166	27,875

Companys proportionate share of earnings	$6,656	$146	6,802

	Unconsolidated Subsidiaries	Other Investees	Total
2007
Real estate, net of accumulated depreciation	$57,603	$132,450	$190,053
Notes Receivable	27,441	$2,724	30,165
Other assets	31,936	$43,262	75,198
Notes payable	(69,506)	$(99,454)	(168,960)
Other liabilities	(2,730)	$(8,952)	(11,682)
Shareholders equity/partners capital	$(44,744)	$(70,030)	$(114,774)

Revenue	$7,050	49,432	$56,482
Depreciation	(348)	(4,188)	(4,536)
Operating expenses	(3,726)	(40,191)	(43,917)
Gain on land sales
Interest expense	(3,768)	(4,412)	(8,180)

Income from continuing operations	(792)	641	(151)
Income from discontinued operations	57		57

Net income	$(735)	641	$(94)

Companys proportionate share of earnings	$(183)	182	$(1)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unconsolidated Subsidiaries	Other Investees	Total
2006
Real estate, net of accumulated depreciation	$58,621	$6,285	$64,906
Notes Receivable	27,777	2,082	29,859
Other assets	22,513	33,850	56,363
Notes payable	(61,546)	(12,826)	(74,372)
Other liabilities	(2,526)	(6,744)	(9,270)
Shareholders equity/partners capital	$(44,839)	$(22,647)	(67,486)

Revenue	$11,064	$38,280	$49,344
Depreciation	(750)	(1,125)	(1,875)
Operating expenses		(31,744)	(31,744)
Gain on land sales	(4,764)		(4,764)
Interest expense	(5,378)	(1,367)	(6,745)

Income from continuing operations	172	4,044	4,216
Income from discontinued operations

Net income	$172	$4,044	$4,216

Companys proportionate share of earnings	$41	$120	$161

NOTE 6.    INVESTMENTS IN SECURITIES

Our investments include equity investments via stock ownership in Storm Cat Energy (“SCU”) and Realty Korea CR-REIT, Ltd. We account for these investments in accordance with FAS No. 115, as amended by FAS No.157. We consider our investment in SCU as “trading” and our investment in Realty Korea CR-REIT, Ltd. as “available for sale” as defined by FAS No. 115. The methodology that we used to determine the fair value of these investments is discussed below:

The fair value of SCU is based on combination of level 2 and level 3 fair value adjustments. SCU is trading Over the Counter (OTC) as “SCUEF.PK”. The stock was delisted from the New York Stock Exchange (NYSE) and the Toronto Stock Exchange (TSE) on November 17, 2008 and November 18, 2008, respectively. The level 2 fair value input of this stock was based on the most recent OTC trade closest to year end. In addition, we included an adjustment for risk which is included in our level 3 fair value measurement.

The fair value of our investment in Realty Korea CR-REIT, Ltd. (“CR-REIT”) is based on the sale and distribution of the assets. The CR-REIT was dissolved in 2008 and delisted from the Korean stock exchange, but a portion of the proceeds have yet to be distributed. Thus, we have performed a level 3 fair value analysis which is based on anticipated proceeds which were received subsequent to year end.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of SCU and Realty Korea CR-REIT, Ltd are shown below (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted prices in Active Markets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable inputs (level 3)
Trading securities	$—	$—	$10	$(10)
Available for sale securities	2,775	—	—	2,775

Total	$2,775	$—	$10	$2,765

			Investments	Total
Beginning Balance			$—	$—
Total gains or losses(realized/unrealized)
Included in earnings			(10)	(10)
Included in other comprehensive income			2,775	2,775
Purchases, issuances, and settlements			—	—
Transfers in/or out of level 3			—	—

Ending balance			$2,765	$2,765

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses realating to assets still held at reporting date			$—	$—

Gain and losses(realized and unrealized) included in earnings for the year ended December 31, 2008 are reported in trading revenues and in other revenues as follows:

Other Income
Total gains or losses included in earnings for the year ended December 31, 2008	$832

Change in unrealized gains or losses relating to assets held at reporting date	$—

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    NOTES AND INTEREST PAYABLE

The summary of notes payable for the year ended December 31, 2008 is listed below (dollars in thousands);

	Balance Beginning of Year	Additional Borrowings			Repayments			Reclassifications and Other Adjustments *	Balance 12/31/2008
		Acquisitions	Developments	Refinancings	Amortization	Property Sales	Refinancings/ Paydowns
Apartments	$361,037	$16,536	$—	$—	$(3,142)	$—	$(2,882)	$188,893	$560,442
Apartments under construction	130,699	—	38,868	38,012	—	—	—	(161,001)	46,578
Other developments in progress	176,934	13,366	17,335	—	(1,453)	—	(11,827)	(8,159)	186,196
Commercial properties	272,067	27,953	—	4,000	(4,760)	—	—	(6,862)	292,398
Hotels	82,233	—	—	—	(698)	—	—	(46,060)	35,475
Land held for development	206,491	23,656	—	41,628	(7,915)	(7,481)	(22,428)	(89,608)	144,343
Corporate and other	(13,403)	—	—	—	(207)	(3,902)	—	56,203	38,691
Accrued interest	5,929	—	—	—	—	—	—	1,883	7,812

Real estate held for investment	$1,221,987	$81,511	$56,203	$83,640	$(18,175)	$(11,383)	$(37,137)	$(64,711)	$1,311,935

Real estate held for sale	$116,377	$—	$—	$—	$(72)	$(130,226)	$—	$21,643	$7,722

Real estate subject to sales contract	$62,513	$—	$—	$—	$(2,076)	$—	$—	$2,535	$62,972

*	Change is due to reclassification of grouping for discontinued operations and construction.

The estimated fair value of the notes payables are shown below (dollars in thousands).

	2008		2007
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Note payable	$1,553,077	$1,374,704	$1,392,390	$1,394,948

Interest payable		$7,925		$5,929

		$1,382,629		$1,400,877

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table schedules the principal payments on the notes payable for the following five years and thereafter (dollars in thousands):

Year	Amount
2009	$386,911
2010	167,247
2011	90,702
2012	73,836
2013	88,160
Thereafter	567,848

$1,374,704

Stated interest rates on notes payable ranged from 2% to 17% per annum at December 31, 2008 and matured in varying installments between 2009 and 2049. At December 31, 2008, notes payable were collateralized by deeds of trust on real estate with a net carrying value of $1.6 million.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the purchase of Travis Ranch land in Forney, Texas on October 10, 2008, we refinanced $8.5 million of the debt with a new mortgage of $8.5 million, paying approximately $0.3 million in closing costs. The new debt and all accrued and unpaid interest is due upon maturity, April 10, 2009. The note accrues interest at 17.0%.

NOTE 8.    STOCK-SECURED NOTES PAYABLE

ARL has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the fair value of marketable equity securities. ARL also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI and ARL’s trading portfolio securities and bear interest rates ranging from 3.5% to 13.0% per annum. Margin borrowings were $12.5 million at December 31, 2008 and $17.5 million at December 31, 2007, representing 18.6% and 21.1%, respectively, of the market values of the equity securities at those dates.

NOTE 9.    RELATED PARTY TRANSACTIONS

ARL received rents of $3.8 million, $3.1 million and $1.4 million in 2008, 2007 and 2006, respectively, from affiliated entities with respect to its properties at Eagle Crest, 2010 Valley View, Folsom land, 1010 Commons, Two Hickory, 600 Las Colinas, One Hickory, Browning Place, Fenton Center, Amoco, Parkway North, Stanford Center, Addison Hanger, Thermaloy, and Senlac.

The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2008 (dollars in thousands).

Balance, December 31, 2007	$56,340
Cash transfers	199,512
Cash repayments	(260,908)
Fees and commissions payable to affiliate	(38,720)
Advances due to financing proceeds	23,865
Payments through affiliates	(3,107)

Balance, December 31, 2008	$(23,018)

NOTE 10.    DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. No dividends on its common stock were declared for 2006, 2007, or 2008. Future distributions to common stockholders will be dependent upon ARL’s income, financial condition, capital requirements, and other factors deemed relevant by the Board.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2008, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2008, there were 6,813,750 Class A units outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. On or after December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. In January 2006, the company redeemed 1,625,000 Class A limited partner units for $1.6 million in cash. At December 31, 2008, no share of Series C Preferred Stock was outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2008, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2008, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2008.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). The plan was terminated effective December 31, 2005. As of July 1, 2008, all options still outstanding under the plan expired. There are no remaining options outstanding under this plan as of December 31, 2008.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2008, there were 5,000 shares outstanding of which 3,000 shares were exercisable at $9.70 per share, 1,000 were exercisable at $9.13 per share and 1,000 shares were exercisable at $8.09 per share.

NOTE 13.    ADVISORY AGREEMENT

Although the Board of Directors is directly responsible for managing the affairs of ARL and for setting the policies which guide it, the day-to-day operations of ARL are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime, as advisor, also serves as a consultant in connection with the preparation of ARL’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, provides advisory services to ARL. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Ind. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in regular consultation with the executive officers and directors of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARL. See also “Directors, Executive Officers and Corporate Governance”.

The advisory agreement provides that Prime shall receive base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of ARL’s average invested assets.

In addition to base compensation, the advisory agreement provides that Prime, or an affiliate of Prime, receive an acquisition fee for locating, leasing or purchasing real estate for ARL’s benefit; a disposition fee for the sale of each equity investment in real estate; a loan arrangement fee; an incentive fee equal to 10.0% of net income for the year in excess of a 10.0% return on stockholders’ equity, and 10.0% of the excess of net capital gains over net capital losses, if any; and a mortgage placement fee, on mortgage loans originated or purchased.

The advisory agreement further provides that Prime shall bear the cost of certain expenses of its employees not directly identifiable to ARL’s assets, liabilities, operations, business or financial affairs, and miscellaneous administrative expenses relating to the performance of its duties under the advisory agreement.

If and to the extent that Prime or any director, officer, partner, or employee of Prime shall be requested to render services to ARL other than those required to be rendered by Prime under the advisory agreement, such additional services, if performed, will be compensated separately on terms agreed upon between each party from time-to-time.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The advisory agreement automatically renews from year to year unless terminated in accordance with its terms.

NOTE 14.    PROPERTY MANAGEMENT

Affiliates of Prime provide property management services to ARL. Currently, Triad Realty Services, LP. (“Triad”), an affiliate, provide property management services to ARL’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of ARL’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, BCM and their affiliates were as follows (dollars in thousands):

	2008	2007	2006
Fees:
Advisory fee	$15,940	$14,898	$12,678
Incentive fee	7,953	5,599	1,490
Net income fee	3,041	190	972
Adjust 2006 net income fee	—	(704)	—
Property acquisition and sales	1,041	1,621	2,510
Mortgage brokerage and equity refinancing	503	2,411	1,087

	$28,478	$24,015	$18,737	*

Cost reimbursements	$6,741	$5,479	$4,583

Rent revenue	$3,414	$2,211	$846

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2008	2007	2006
Fees:
Property acquisition	$2,910	$2,573	$1,970
Real estate brokerage	5,228	4,183	4,380
Construction supervision	3,409	5,422	1,714
Property and construction management and leasing commissions	4,131	3,773	5,353

	$15,678	$15,951	$13,417

*	Corrected 2007’s submission—2006 was stated as $14,570 last year.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    INCOME TAXES

There was no deferred tax expense (benefit) recorded for 2008, 2007 or 2006 as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2008	2007	2006
Computed “expected” income tax (benefit) expense	8,149	9,297	4,573
Book to tax differences in gains on sale of property	(21,683)	(5,980)	(407)
Book to tax differences from entities not consolidated for tax purposes	7,087	7,719	(3,900)
Book to tax differences of depreciation and amortization	1,313	1,311	1,628
Impairment charges not recorded for tax purposes	—	—	—
Book to tax differences from insurance proceeds	—	(10,371)	(7,139)
Use of net operating Loss carryforwards	—	(1,709)	—
Valuation allowance against current net operating loss benefit	8,853	—	6,316
Other	(3,719)	(267)	(1,071)

	$—	$—	$—

Alternative Minimum Tax	$144	$—	$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2008	2007	2006
Net operating losses and tax credits	$55,299	$63,967	$63,244

Basis difference of
Real estate holdings and equipment	(32,853)	(4,433)	(7,483)
Notes receivable	9,479	5,311	5,713
Investments	(13,322)	(22,617)	(18,586)
Goodwill and intangibles	—	—	—
Notes payable	32,143	21,856	21,918
Deferred gains	30,608	26,248	33,536

Total	81,354	90,332	98,342
Deferred tax valuation allowance	(81,354)	(90,332)	(98,342)

Net deferred tax asset	$—	$—	$—

At December 31, 2008, 2007 and 2006, ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $89.4 million expiring through the year 2024.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart). The leases, thereon, expire at various dates through 2019. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2008. (dollars in thousands):

2009	$50,520
2010	45,587
2011	38,403
2012	30,815
2013	20,015
Thereafter	36,023

$221,363

NOTE 18.    OPERATING SEGMENTS

Segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, apartments, hotels, land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, minority interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate. There are no intersegment revenues and expenses and ARL conducted all of its business within the United States, with the exception of Hotel Akademia, a 161-room hotel in Wroclaw, Poland, which was sold March 28, 2008, See “Note 2. “Real Estate”.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segment’s assets for 2008, 2007 and 2006. (dollars in thousands)

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/08
Operating revenue	$73,668	$87,746	$18,550	$2,743	$(787)	$181,920
Operating expenses	45,047	51,291	13,674	6,708	1,253	117,973
Depreciation and amortization	11,854	14,693	1,118	(184)	165	27,646
Mortgage and loan interest	21,092	39,045	3,365	17,485	11,623	92,610
Interest income	—	—	—	—	7,390	7,390
Gain on land sales	—	—	—	5,584	—	5,584

Segment operating income (loss)	$(4,325)	$(17,283)	$393	$(15,682)	$(6,438)	$(43,335)

Capital expenditures	3,987	(71)	1,495	(159)	—	5,252
Assets	346,295	655,661	27,641	540,559	(23,652)	1,546,504

Property Sales
Sales price	$26,193	$111,727	$41,749	$21,466	$—	$201,135
Cost of sale	10,171	34,333	15,593	12,623	—	72,720
Deferred current gain	—	—	—	3,259	—	3,259
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$16,022	$77,394	$26,156	$5,584	$—	$125,156

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/07
Operating revenue	$73,580	$74,829	$20,115	$466	$404	$169,394
Operating expenses	43,993	42,034	14,013	5,111	2,049	107,200
Depreciation and amortization	11,477	11,597	919	13	158	24,164
Mortgage and loan interest	20,292	32,247	4,311	21,264	10,974	89,088
Interest income	—	—	—	—	5,236	5,236
Gain on land sales	—	—	—	20,468	—	20,468

Segment operating income (loss)	$(2,182)	$(11,049)	$872	$(5,454)	$(7,541)	$(25,354)

Capital expenditures	9,605	80	299	(282)	—	9,702
Assets	309,095	556,579	28,136	442,008	(14,005)	1,321,813

Property Sales
Sales price	$9,350	$67,810	$12,000	$45,438	$—	$134,598
Cost of sale	5,921	28,378	6,585	6,313	—	47,197
Deferred current gain	—	—	—	18,657	—	18,657
Recognized prior deferred gain	5,099	—	—	—	—	5,099

Gain on sale	$8,528	$39,432	$5,415	$20,468	$—	$73,843

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/06
Operating revenue	$53,790	$67,042	$19,722	$1,044	$540	$142,138
Operating expenses	33,871	38,093	15,890	6,372	7	94,233
Depreciation and amortization	10,067	11,108	996	25	52	22,248
Mortgage and loan interest	13,774	27,671	1,724	17,833	6,482	67,484
Interest income	—	—	—	—	6,000	6,000
Gain on land sales	—	—	—	23,973	—	23,973

Segment operating income (loss)	$(3,922)	$(9,830)	$1,112	$787	$(1)	$(11,854)

Capital expenditures	6,644	2,529	113	282	—	9,568
Assets	212,723	426,800	27,690	449,423	(69,347)	1,047,289

Property Sales
Sales price	$11,040	$20,830	$27,500	$115,652	$—	$175,022
Cost of sale	7,703	11,159	16,994	80,482	—	116,338
Deferred current gain	3,337	—	—	11,197	—	14,534
Recognized prior deferred gain	—	—	—	—	1,982	1,982

Gain on sale	$—	$9,671	$10,506	$23,973	$1,982	$46,132

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2008	2007	2006
Segment operating loss	$(43,335)	$(25,354)	$(11,854)
Other non-segment items of income (expense)
General and administrative	(17,384)	(16,624)	(9,336)
Advisory fees	(15,940)	(14,898)	(12,678)
Litigation settlement	(286)	(1,354)	15
Bad debt and allowance	(12,417)	—	—
Gain on involuntary conversion	—	34,771	20,479
Other income (expense)	8,699	7,403	4,651
Equity in earnings of investees	(1,878)	286	1,540
Gain on foreign currency transaction	(517)	—	—
Minority interest	146	(2,652)	672
Deferred tax benefit	36,838	15,744	6,852

Income (loss) from continuing operations	$(46,074)	$(2,678)	$341

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	2008	2007	2006
Segment assets	$1,546,504	$1,321,813	$1,047,289
Investments in real estate partnerships	29,888	37,024	34,094
Other assets and receivables	200,328	293,569	247,545
Assets held for sale	65,433	125,448	164,743

Total assets	$1,842,153	$1,777,854	$1,493,671

NOTE 19.    DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2008, 2007 and 2006. Income from discontinued operations relates to 28, 41, and 46 properties that were sold or repositioned in 2008, 2007 and 2006, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands).

	For Years Ended December 31,
	2008	2007	2006
Revenue
Rental	$6,431	$51,937	$92,883
Property operations	2,971	32,912	65,843

	3,460	19,025	27,040
Expenses
Interest	(6,544)	(16,352)	(16,134)
General and administration	(1,552)	(102)	(3,441)
Depreciation	(349)	(4,803)	(6,832)

	(8,445)	(21,257)	(26,407)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, fees and minority interest	(4,985)	(2,232)	633
Gain on sale of discontinued operations	119,572	53,375	22,159
Net income/sales fee to affiliate	(10,994)	(2,050)	(2,462)
Minority interest	(4,480)	(1,682)	(1,403)
Equity of investees gain on sale	6,591	(2,427)	650

Income from discontinued operations, net of minority interest before tax	105,704	44,984	19,577
Tax expense	(36,996)	(15,744)	(6,852)

Income from discontinued operations, net of minority interest	$68,708	$29,240	$12,725

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2008, 2007 and 2006 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2008, 2007, and 2006 (unaudited, dollars in thousands):

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2008
Total operating revenues	$44,065	$45,590	$46,711	$45,554
Total operating expenses	45,630	42,677	42,750	47,886

Operating (loss) income	(1,565)	2,913	3,961	(2,332)
Other expenses	(26,006)	(19,125)	(18,650)	(27,838)

Loss before gain on land sales, minority interest, and income taxes	(27,571)	(16,212)	(14,689)	(30,170)
Gain on land sales	1,275	2,890	1,172	247
Minority interest	(11,877)	2,417	1,962	7,644
Income tax benefit (expense)	34,510	(546)	1,304	1,570

Net loss from continuing operations	(3,663)	(11,451)	(10,251)	(20,709)

Net income (loss) from discontinuing operations, net of minority interest	64,090	(1,015)	2,423	3,210

Net income (loss)	60,427	(12,466)	(7,828)	(17,499)
Preferred dividend requirement	(623)	(623)	(623)	(618)

Net income (loss) applicable to common shares	$59,804	$(13,089)	$(8,451)	$(18,117)

Per Share Data
Earnings per share - basic
Loss from continuing operations	$(0.40)	$(1.13)	$(1.00)	$(1.90)
Discontinued operations	5.97	(0.09)	0.22	0.29

Net income (loss) applicable to common shares	$5.57	$(1.22)	$(0.78)	$(1.61)

Weighted average common share used in computing earnings per share	10,732,908	10,724,907	10,856,973	11,237,066

Earnings per share - diluted
Loss from continuing operations	$(0.40)	$(1.13)	$(1.00)	$(1.90)
Discontinued operations	5.97	(0.09)	0.22	0.29

Net income (loss) applicable to common shares	$5.57	$(1.22)	$(0.78)	$(1.61)

Weighted average common share used in computing diluted earnings per share	10,732,908	10,724,907	10,856,973	11,237,066

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2007
	March 31,	June 30,	September 30,	December 31,
2007
Total operating revenues	$41,904	$42,383	$54,806	$30,301
Total operating expenses	38,781	41,793	49,288	33,024

Operating (loss) income	3,123	590	5,518	(2,723)
Other income (expense)	(17,539)	(21,339)	(21,910)	18,042

Income (loss) before gain on land sales, minority interest, and income taxes	(14,416)	(20,749)	(16,392)	15,319
Gain on land sales	8,545	(3,851)	7,010	8,764
Minority interest	(225)	(276)	(236)	(1,915)
Income tax benefit (expense)	(827)	(41)	2,958	13,654

Net income (loss) from continuing operations	(6,923)	(24,917)	(6,660)	35,822

Net income (loss) from discontinuing operations, net of minority interest	(1,537)	(75)	5,493	25,359

Net income (loss)	(8,460)	(24,992)	(1,167)	61,181
Preferred dividend requirement	(622)	(623)	(622)	(623)

Net income (loss) applicable to common shares	$(9,082)	$(25,615)	$(1,789)	$60,558

Per Share Data
Earnings per share - basic
Income (loss) from continuing operations	$(0.74)	$(2.51)	$(0.71)	$3.51
Discontinued operations	(0.15)	(0.01)	0.54	2.42

Net income (loss) applicable to common shares	$(0.89)	$(2.52)	$(0.17)	$5.93

Weighted average common share used in computing earnings per share	10,147,750	10,141,525	10,150,511	10,466,978
Earnings per share - diluted
Income (loss) from continuing operations	$(0.74)	$(2.51)	$(0.71)	$2.60
Discontinued operations	(0.15)	(0.01)	0.54	1.89

Net income (loss) applicable to common shares	$(0.89)	$(2.52)	$(0.17)	$4.49

Weighted average common share used in computing diluted earnings per share	10,147,750	10,141,525	10,150,511	13,423,978

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2006
	March 31,	June 30,	September 30,	December 31,
2006
Total operating revenues	$35,404	$34,310	$36,512	$35,912
Total operating expenses	32,040	33,273	34,316	38,866

Operating (loss) income	3,364	1,037	2,196	(2,954)
Other income (expense)	(13,143)	(14,853)	(15,046)	8,243

Income (loss) before gain on land sales, minority interest, and income taxes	(9,779)	(13,816)	(12,850)	5,289
Gain on land sales	2,740	13,887	5,326	2,020
Minority interest	(633)	85	181	1,039
Income tax benefit	(676)	284	(186)	7,430

Net income (loss) from continuing operations	(8,348)	440	(7,529)	15,778

Net income (loss) from discontinuing operations, net of minority interest	(1,255)	526	(345)	13,799

Net income (loss)	(9,603)	966	(7,874)	29,577
Preferred dividend requirement	(531)	(532)	(675)	(753)

Net income (loss) applicable to common shares	$(10,134)	$434	$(8,549)	$28,824

Per Share Data
Earnings per share - basic
Income (loss) from continuing operations	$(0.87)	$(0.01)	$(0.82)	$1.48
Discontinued operations	(0.12)	0.05	(0.03)	1.36

Net income (loss) applicable to common shares	$(0.99)	$0.04	$(0.85)	$2.84

Weighted average common share used in computing earnings per share	10,149,000	10,149,000	10,149,000	10,149,000

Earnings per share - diluted
Income (loss) from continuing operations	$(0.87)	$(0.01)	$(0.82)	$1.15
Discontinued operations	(0.12)	0.04	(0.03)	1.05

Net income (loss) applicable to common shares	$(0.99)	$0.03	$(0.85)	$2.20

Weighted average common share used in computing diluted earnings per share	10,149,000	13,106,000	10,149,000	13,106,000

Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with SFAS No. 144.

NOTE 21.    COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

In conjunction with its sale of Four Hickory in November 2007, the Company agreed to fund approximately $1.0 million to satisfy its commitment to compensate LK-Four Hickory, LLC for move-in discounts and other concessions to existing tenants at the time of sale. The Company also has certain agreements with LK-Four Hickory, LLC to fund projection shortfalls, which, to date, they have not had to provide any additional funding. In addition, related parties of the Company have active lease agreements with LK-Four Hickory, LLC.

On December 17, 2007, both Limkwang Nevada, Inc, the majority owner of LK-Four Hickory, LLC, and American Realty Investors, Inc. unconditionally guaranteed the punctual payment when due, whether at stated

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity, by acceleration or hereafter, including all fees and expense incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC.

Liquidity.    Management believes that ARL will generate excess cash flow from property operations in 2009, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts.    ARL is the limited partner in 19 partnerships currently constructing residential properties. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements.

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

Other Litigation.    ARL is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARL’s financial condition, results of operations or liquidity.

NOTE 22.    EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,316 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive. The majority of the stock options issued expired July 1, 2008. The remaining 5,000 stock options still outstanding will expire between January 1, 2013 and 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of December 31, 2008, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 23.    SUBSEQUENT EVENTS

Activities subsequent to December 31, 2008 that are not already reflected elsewhere in this Form 10-K are disclosed below.

On January 21, 2009, we sold the Chateau Bayou Apartments, a 122-unit apartment complex located in Ocean Springs, Mississippi, for a sale price of $6.9 million. We received $3.1 million in cash after paying down the existing mortgage of $3.6 million, which included accrued interest and maintenance fees and $0.2 million in closing costs.

On January 30, 2009, we sold 9.3 acres of partially developed land known as Park Forest located in Dallas, Texas for $7.7 million. We received $3.9 million in cash after paying off the existing mortgage of $3.2 million and $0.6 million in closing costs.

SCHEDULE III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed

		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	951	378	2,683	313	691	2,683	3,374	196	2001	01/06	40 years
Blue Lake Villas II, Waxahachie, TX	3,990	287	4,451	—	287	4,451	4,738	122	2004	01/04	40 years
Blue Lake Villas, Waxahachie, TX	10,428	439	9,751	201	439	9,952	10,391	1,567	2002	01/02	40 years
Breakwater Bay, Beaumont, TX	9,517	740	10,435	—	740	10,435	11,175	1,016	2003	05/03	40 years
Bridges On Kinsey, Tyler, TX	14,070	862	15,935	64	862	15,999	16,861	1,591	2005	02/04	40 years
Bridgestone, Friendswood, TX	1,906	169	1,759	155	169	1,914	2,083	1,527	1979	06/82	18-40 years
Bridgewood Ranch, Kaufman, TX	5,051	762	6,856	—	762	6,856	7,618	177	—	04/08	5-40 years
Capitol Hill, Little Rock, AR	9,143	1,860	7,948	—	1,860	7,948	9,808	895	2003	03/03	40 years
Chateau Bayou, Ocean Springs, MS	3,509	591	2,364	—	591	2,364	2,955	640	1973	03/02	40 years
Chateau, Bellevue, NE	2,998	130	1,483	390	130	1,873	2,003	1,519	1968	02/81	7-40 years
Curtis Moore/Leflore, Greenwood, MS	1,701	186	5,733	702	847	5,774	6,621	543	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,229	921	12,644	168	921	12,812	13,733	1,231	2005	01/04	40 years
David Jordan Phase 2, Greenwood, MS	627	51	1,521	225	276	1,521	1,797	146	1999	01/06	40 years
David Jordan Phase 3, Greenwood, MS	664	83	2,115	356	439	2,115	2,554	154	2003	01/06	40 years
Denham Springs, Livingston Parish, LA	893	1,353	—	332	1,353	332	1,685	—	—	07/07	40 years
Desoto Ranch, Desoto, TX	15,821	1,349	16,783	—	1,349	16,783	18,132	2,169	2002	05/02	40 years
Desoto Ridge, Desoto, TX	14,999	1,693	15,915	9	1,693	15,924	17,617	128	2008	01/04	40 years
Dorado Ranch, Odessa, TX	14,490	761	—	16,320	761	16,320	17,081	—	2,008	07/07	40 years
Falcon Lakes, Arlington, TX	13,263	1,318	14,039	283	1,318	14,322	15,640	2,476	2001	10/01	40 years
Foxwoods Apartments, Memphis, TN	5,223	699	2,282	—	699	2,282	2,981	2,980	1974	08/79	5-40 years
Heather Creek, Mesquite, TX	11,663	1,326	12,015	—	1,326	12,015	13,341	1,201	2003	03/03	40 years
Kingsland Ranch, Houston, TX	22,027	2,011	22,938	—	2,011	22,938	24,949	2,279	2005	03/03	40 years
Portafino, Farmers Branch, TX	20,828	1,729	22,948	13	1,729	22,961	24,690	100	2006	09/06	40 years
Laguna Vista, Farmers Branch, TX	17,449	288	20,743	497	370	21,158	21,528	994	2004	12/04	40 years
Lake Forest, Houston, TX	12,457	335	12,267	1,435	335	13,702	14,037	1,142	2005	01/04	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

Property/Location	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed

		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands )
Properties Held for Investment—(Continued)
Apartments—(Continued)
Lakeview @ Pecan Creek, TX	14,308	885	15,860	—	885	15,860	16,745	132	—	10/05	40 years
Legends Of El Paso, El Paso, TX	15,756	1,318	17,215	697	1,318	17,912	19,230	592	—	07/05	40 years
Longfellow Arms, TX	14,508	1,352	14,957	—	1,352	14,957	16,309	156	—	12/06	40 years
Mansion of Mansfield, Mansfield, TX	15,530	977	—	15,893	977	15,893	16,870	—	—	09/05	40 years
Mariposa Villas, Dallas, TX	12,007	721	12,825	—	721	12,825	13,546	1,107	2002	01/02	40 years
Mason Park Apts, Houston, TX	20,036	2,128	21,280	—	2,128	21,280	23,408	45	—	08/06	40 years
Mission Oaks, San Antonio, TX	15,365	1,266	16,627	122	1,266	16,749	18,015	646	—	05/05	40 years
Monticello Estates, Monticello, AR	525	36	1,493	264	285	1,508	1,793	116	2002	01/06	40 years
Paramount Terrace, Amarillo, TX	2,990	312	2,805	—	312	2,805	3,117	800	1983	05/00	40 years
Parc @ Rogers, Rogers, AR	20,550	1,482	22,981	266	1,748	22,981	24,729	197	—	04/04	40 years
Parc At Maumelle, Maumelle, AR	16,517	1,048	17,744	797	1,048	18,541	19,589	761	—	12/04	40 years
Parc At Metro Center Apartments, Nashville, TN	9,770	960	11,415	486	960	11,901	12,861	417	—	05/05	40 years
Park @ Clarksville, TN	13,338	571	14,422	102	571	14,524	15,095	64	—	05/06	40 years
Pecan Pointe, Temple, TX	16,767	1,744	16,748	144	1,744	16,892	18,636	172	—	10/06	40 years
Quail Hollow @ The Lakes Apts	11,346	1,406	12,650	—	1,406	12,650	14,056	211	—	01/00	5-40 years
Quail Oaks, Balch Springs, TX	2,464	80	1,784	166	115	1,915	2,030	1,312	1982	02/87	5-40 years
River Oaks, Wiley, TX	9,526	590	11,674	93	590	11,767	12,357	1,707	2001	10/01	40 years
Riverwalk Phase 1, Greenville, MS	340	23	1,537	175	198	1,537	1,735	155	2000	01/06	40 years
Riverwalk Phase 2, Greenville, MS	1,305	52	4,007	364	297	4,126	4,423	632	2002	01/06	40 years
Savoy Of Garland Apts	1,347	760	—	1,623	760	1,623	2,383	—	—	01/00	5-40 years
Sherman Northside of Travis, TX	12,766	1,301	—	13,883	1,301	13,883	15,184	—	—	10/07	40 years
Spy Glass, Mansfield, TX	15,602	1,165	14,172	787	1,176	14,948	16,124	1,765	2002	03/02	40 years
Stonebridge @ City Park, Houston, TX	14,148	1,545	14,786	97	1,545	14,883	16,428	1,413	2005	01/04	40 years
Tavel Circle, Dallas, TX	—	53	214	—	53	214	267	68	1978	05/96	30 years
Treehouse, Irving, TX	5,373	312	2,807	—	312	2,807	3,119	316	1974	05/04	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

			Initial Cost	Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
					(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments—(Continued)
Verandas At City View, Fort Worth, TX	18,895	2,332	18,375	1,135	2,332	19,510	21,842	2,570	2001	09/01	40 years
Villager, Ft. Walton, FL	749	125	1,146	—	125	1,146	1,271	196	1972	03/02	40 years
Vistas At Pinnacle Park, Dallas, TX	18,567	1,750	19,808	12	1,750	19,820	21,570	2,198	2002	10/02	40 years
Vistas At Vance Jackson, San Antonio, TX	15,668	1,265	16,540	59	1,265	16,599	17,864	1,320	2005	01/04	40 years
Whispering Pines, Topeka, KS	8,300	244	4,831	581	244	5,412	5,656	4,533	1972	02/78	15-40 years
Wildflower Villas, Temple, TX	13,598	1,119	15,526	71	1,119	15,597	16,716	559	2005	03/04	40 years
Windsong, Fort Worth, TX	10,455	790	11,526	—	790	11,526	12,316	1,397	2003	07/03	40 years
Commercial
1010 Commons, New Orleans, LA	14,710	2,718	11,077	21,727	2,718	32,804	35,522	21,750	1971	03/98	5-40 years
217 Rampart, New Orleans, LA	—	2,076	—	61	2,076	61	2,137	1	—	08/06	5-40 years
225 Baronne, New Orleans, LA	—	1,065	492	6,833	1,065	7,325	8,390	7,432	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	6,009	211	1,953	404	211	2,357	2,568	129	1902	08/06	5-40 years
5360 Tulane, Atlanta, GA	337	85	335	223	117	526	643	426	1970	11/97	5-40 years
600 Las Colinas, Irving, TX	37,366	5,751	51,759	5,423	5,751	57,182	62,933	5,667	1984	08/05	5-40 years
Addison Hanger I, Addison, TX	—	1,481	724	49	1,481	773	2,254	353	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,207	79	—	1,286	1,286	341	2000	12/99	5-40 years
Alpenloan 8.1623 Acres	384	1,061	261	—	1,061	261	1,322	4	—	01/00	5-40 years
Amoco, New Orleans, LA	19,500	1,130	3,078	6,257	1,130	9,335	10,465	7,158	1974	07/97	5-40 years
Bridgeview Plaza, LACrosse, WI	6,624	797	7,174	179	797	7,353	8,150	1,172	1979	03/03	5-40 years
Clarke Garage, New Orleans, LA	—	1,033	9,293	26	1,033	9,319	10,352	338	—	08/06	5-40 years
Cooley Building, Farmers Branch, TX	2,796	729	1,392	702	729	2,094	2,823	1,057	1996	05/99	5-40 years
Cross County Mall, Mattoon, IL	9,155	608	4,891	7,803	1,394	11,908	13,302	11,243	1971	08/79	5-40 years
Cullman S/C, Cullman, AL	965	183	1,649	299	183	1,948	2,131	362	1979	03/03	5-40 years
Denver Mart, Denver, CO	23,501	5,636	4,967	19,156	5,994	23,765	29,759	10,737	1965/1986	04/94	7-40 years
Dunes Plaza, Michigan City, IN	3,456	1,215	4,714	1,501	1,401	6,029	7,430	2,802	1978	03/92	5-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)
Properties Held for Investment—(Continued)
Commercial —(Continued)
Ergon Bldg—Jackson, Ms	1,878	201	1,914	—	201	1,914	2,115	4	—	01/00	5-40 years
Eton Square, Tulsa, OK	9,494	1,346	12,064	4,130	1,346	16,194	17,540	4,455	1985	09/99	5-40 years
GNB Building, TX	—	3,682	—	3	3,685	—	3,685	—	—	07/06	5-40 Years
One Hickory, Dallas, TX	8,943	1,221	7,657	25	1,221	7,682	8,903	713	1998	2000	7-40 years
Park West 2, Dallas, TX	62,000	6,968	62,712	4,507	6,968	67,219	74,187	3,646	—	01/07	5-40 years
Park West, Dallas, TX	33,839	5,096	45,868	6,125	5,096	51,993	57,089	4,071	1984	04/05	5-40 years
Parkway North, Dallas, TX	3,250	1,075	4,221	1,980	1,075	6,201	7,276	2,624	1980	02/98	2-40 years
Sesame Square, Anchorage, AK	1,281	562	1,299	175	562	1,474	2,036	1,397	1981	12/81	17-40 years
Signature, Dallas, TX	1,847	1,004	2,173	551	1,004	2,724	3,728	1,044	1985	02/99	5-40 years
Space Center, San Antonio, TX	972	219	854	328	301	1,100	1,401	928	1970	11/97	5-40 years
Stanford Centre, Dallas, TX	26,075	3,878	34,862	27	3,878	34,889	38,767	437	—	01/00	5-40 years
Teleport 7.642 Acres Dallas, TX	—	1,331	28	—	1,331	28	1,359	—	—	01/00	5-40 years
Thermalloy 7.123 Acres	—	791	1,061	—	791	1,061	1,852	15	—	2008	5-40 years
Two Hickoy, Dallas, TX	9,169	1,150	8,667	779	1,150	9,446	10,596	2,880	2000	06/05	3-40 years
Westgrove Air Plaza, Addison, TX	2,600	165	1,483	526	182	1,992	2,174	1,294	1982	10/97	5-40 years
Willowbrook Village, Coldwater, MI	5,618	851	7,663	296	851	7,959	8,810	619	1991	10/05	5-40 years
Hotels
Chateau Inn, Fresno, CA	3,597	—	3,676	231	—	3,907	3,907	1,196	1989	10/97	7-40 years
Comfort Inn, Denver, CO	3,101	—	245	2,792	—	3,037	3,037	2,610	1974	06/94	7-40 years
Piccadilly Airport, Fresno, CA	11,746	—	7,663	835	15	8,483	8,498	2,675	1970	10/97	7-40 years
Piccadilly Shaw, Fresno, CA	12,318	2,392	9,447	1,031	2,392	10,478	12,870	3,360	1973	10/97	7-40 years
Piccadilly University, Fresno, CA	4,714	—	11,639	1,095	—	12,734	12,734	3,744	1984	10/97	7-40 years

	901,558	107,744	893,525	155,438	111,841	1,044,866	1,156,707	159,034

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land
1013 Common St, New Orleans, LA	—	530	—	159	689	—	689	—	—	08/98	—
2301 Valley Branch (Stanley Tools), Farmers Branch, TX	1,720	4,987	—	—	4,987	—	4,987	—	—	02/04	—
Ackerley Land 1.31 Acres	—	150	—	—	150	—	150	—	—	01/00	—
Alliance 52, Tarrant County, TX	1,610	2,656	—	—	2,656	—	2,656	—	—	10/05	—
Alliance 8, Tarrant County, TX	408	738	—	—	738	—	738	—	—	10/05	—
Alliance Airport Land, Tarrant County, TX	553	895	—	—	895	—	895	—	—	05/05	—
Archon Land 24.139 Acres	4,536	6,671	—	—	6,671	—	6,671	—	—	01/00	—
Audubon Terrace, Adams County, MS	—	519	—	298	519	298	817	—	—	03/07	—
Bent Tree Aparments, Dallas, TX	—	—	—	220	—	220	220	—	—	01/00	—
Bonneau, Dallas County, TX(6)	—	770	—	—	770	—	770	—	—	02/98	—
Bridgewood Ranch Land 5.04 Ac	115	262	—	—	262	—	262	—	—	01/00	—
Centura, Farmers Branch, TX	6,727	10,475	—	673	10,729	419	11,148	—	—	12/02	—
Chase Oaks, Plano, TX(6)	—	837	—	—	837	—	837	—	—	05/97	—
Circle C Land, Austin, TX	37,977	31,151	5,469	7,192	31,157	12,655	43,812	—	—	03/06	—
Cooks Lane, Ft. Worth, TX	523	1,046	—	—	1,046	—	1,046	—	—	06/04	—
Creekside, Fort Worth, TX	525	2,201	—	—	2,201	—	2,201	—	—	07/06	—
Croslin, Dallas, TX	117	63	—	—	63	—	63	—	—	01/00	—
Crowley, Fort Worth, TX	445	1,569	—	—	1,569	—	1,569	—	—	07/06	—
Dalho, Farmers Branch, TX(6)	—	266	—	—	266	—	266	—	—	10/97	—
Dedeaux Road, Gulfport, MS	1,520	1,612	—	—	1,612	—	1,612	—	—	10/06	—
Denham Springs Lot 313, Denham Springs, LA	—	8	—	—	8	—	8	—	—	01/00	—
Denton Andrew B Land, Denton, TX	74	895	—	—	895	—	895	—	—	12/05	—
Denton Coonrod (82.2), Denton, TX	798	—	—	—	—	—	—	—	—	10/05	—
Denton Coonrod Land, Denton, TX	197	318	—	—	318	—	318	—	—	10/05	—
Denton-Andrew C Land, Denton, TX	554	1,349	—	—	1,349	—	1,349	—	—	12/05	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)

Properties Held for Investment—(Continued)
Land—(Continued)
Desoto, Desoto, TX	562	898	—	—	898	—	898	—	—	10/04	—
Diplomat Drive, Farmers Branch, TX	512	1,479	—	—	1,479	—	1,479	—	—	12/06	—
Dominion, Dallas, TX	1,275	2,036	—	—	2,036	—	2,036	—	—	03/99	—
Elm Fork Land, Denton County, TX	2,280	2,963	—	—	2,963	—	2,963	—	—	03/01	—
Ewing 8	10,752	15,981	—	24	16,005	—	16,005	—	—	12/06	—
Forney Land (ARI)	—	3,341	—	—	3,341	—	3,341	—	—	06/06	—
Forney Land, Kaufman County, TX	1,456	4,119	—	67	4,186	—	4,186	—	—	06/06	—
Fortune Drive	1,150	1,782	—	—	1,782	—	1,782	—	—	01/00	—
Fruitland, Fruitland Park, FL	—	17	—	16	17	16	33	12	—	05/92	15 years
GNB Land Edina, TX	—	1,932	—	—	1,932	—	1,932	—	—	07/06	—
GNB Land, Farmers Branch, TX	10,000	1,010	—	—	1,010	—	1,010	—	—	07/06	—
Graham Mortgage	4,193	—	—	—	—	—	—	—	—	—	—
Harlan at Windmill Farms 245.95Ac, Dallas, TX	5,524	6,660	—	—	6,660	—	6,660	—	—	01/00	—
Hines Meridian Land, Las Colinas, TX	7,000	7,638	—	27	7,665	—	7,665	—	—	05/07	—
Hollywood Casino Land, Farmers Branch, TX	3,660	3,131	—	—	3,131	—	3,131	—	—	05/07	—
Hollywood Casino, Farmers Branch, TX	2,220	3,236	—	135	3,371	—	3,371	—	—	06/02	—
Houston CC, TX	—	—	—	16	—	16	16	—	—	—	—
HSM, Farmers Branch, TX(6)	—	567	—	—	567	—	567	—	—	08/98	—
Hunter Equities Land 2.563 Acr	—	398	—	—	398	—	398	—	—	01/00	—
Icon East Center Retail, Dallas, TX	25,988	25,653	—	6,005	25,653	6,005	31,658	—	—	11/06	—
Icon Town Center Hotel, Dallas, TX	—	—	—	826	—	826	826	—	—	11/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Icon Town Center Office, Dallas, TX	—	—	—	892	—	892	892	—	—	11/06	—
Icon Town Center Residential, Dallas, TX	—	—	—	856	—	856	856	—	—	11/06	—
Jackson Convention Center, MS	2,992	8,034	—	2,792	8,034	2,792	10,826	—	—	07/07	—
JHL Connell, Carrollton, TX(6)	—	361	—	—	361	—	361	—	—	02/98	—
Kaufman Adams 193.731 Acres, Kaufman, TX	357	823	—	—	823	—	823	—	—	01/00	—
Kaufman Cogen Land, Kaufman County, TX	2,049	6,126	—	—	6,126	—	6,126	—	—	12/05	—
Kaufman Taylor Land, Kaufman County, TX	164	486	—	—	486	—	486	—	—	11/05	—
Keenan Bridge, Farmers Branch, TX	—	676	—	—	676	—	676	—	—	01/05	—
Keller Springs-Lofts, Addison, TX	2,541	3,378	—	1,761	3,378	1,761	5,139	—	—	10/06	—
Kelly Lots, Collin County, TX	—	69	—	—	69	—	69	—	—	03/00	—
Kinwest, LAs Colinas, TX	2,001	1,819	—	1,342	1,819	1,342	3,161	—	—	10/06	—
Lacy Longhorn, Farmers Branch, TX	1,828	1,304	—	—	1,304	—	1,304	—	—	06/04	—
Ladue/Walker, Farmers Branch, TX	9,542	14,423	—	—	14,423	—	14,423	—	—	09/06	—
Lakeshore Villas, Harris County, TX	—	81	—	3	81	3	84	—	—	03/02	—
Lakeview At Mercer Crossing, Farmers Branch, TX	—	—	—	207	—	207	207	—	—	01/00	—
Lamar Parmer/Limestone II, Austin, TX	1,471	2,017	—	568	2,017	568	2,585	—	—	01/00	—
Lancaster Village, Dallas, TX	—	—	—	5	—	5	5	—	—	01/00	—
Las Colinas—Walnut Hill, TX	—	515	—	—	515	—	515	—	—	11/06	—
Las Colinas—Walnut Hill, TX	1,909	2,888	—	—	2,888	—	2,888	—	—	11/06	—
Las Colinas Apts/Lofts, Las Colinas, TX	3,313	3,316	—	537	3,316	537	3,853	—	—	11/06	—
Las Colinas Condos, Las Colinas, TX	—	—	—	298	—	298	298	—	—	11/06	—
Las Colinas High Rise Apartments, Las Colinas, TX	1,149	1,150	—	1,018	1,150	1,018	2,168	—	—	11/06	—
Las Colinas High Rise Office, Dallas, TX	2,517	2,519	—	956	2,519	956	3,475	—	—	11/06	—
Las Colinas Station Masterplan, Irving, TX	—	—	—	218	—	218	218	—	—	01/00	—
Las Colinas Townhomes, Las Colinas, TX	11,163	3,484	—	1,201	3,484	1,201	4,685	—	—	11/06	—
Las Colinas Village Master Place, Irving, TX	—	—	—	235	—	235	235	—	—	01/00	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Las Colinas, Las Colinas, TX	821	904	—	5	909	—	909	—	—	01/96	—
LBJ Office Bldg. At Mercer Crosssing, Farmers Branch, TX	—	—	—	143	—	143	143	—	—	01/00	—
LCLLP, Los Colinas, TX	7,456	4,506	—	—	4,506	—	4,506	—	—	12/04	—
Leone, Irving, TX	1,185	1,638	—	—	1,638	—	1,638	—	—	12/96	—
Limestone Canyon II Land, Austin, TX	720	—	—	27	—	27	27	—	—	01/00	—
Lubbock, Lubbock, TX	—	234	—	—	234	—	234	—	—	01/04	—
Luna Road Land, Farmers Branch, TX	398	589	—	—	589	—	589	—	—	07/05	—
Luna Ventures 26.74 Acres, Dallas TX	1,131	2,934	—	—	2,934	—	2,934	—	—	01/00	—
Mandahl Bay Land, Us Virgin Islands	3,772	14,031	1,316	498	14,529	1,316	15,845	—	—	11/05	—
Manhattan, Farmers Branch, TX	—	23,389	—	169	23,558	—	23,558	—	—	02/00	—
Mansfield Land, Mansfield, TX	943	543	—	—	543	—	543	—	—	09/05	—
Marine Creek, Ft. Worth, TX	1,663	1,142	—	244	1,362	24	1,386	—	—	06/02	—
Marriot Courtyard At Mercer Cr, Farmers Branch, TX	—	—	—	61	—	61	61	—	—	01/00	—
Mason Park, Houston, TX	—	1,602	—	326	1,602	326	1,928	—	—	11/98	—
Mckinney 36, Collin County, TX	4,000	1,794	—	—	1,794	—	1,794	—	—	01/98	—
Mckinney Corners 8.9 Acres, McKinney, TX	1,062	399	—	—	399	—	399	—	—	0	—
Mckinney Ranch Land, Collin County, TX	14,336	21,402	—	605	22,007	—	22,007	—	—	12/05	—
Meloy/Portage, Kent, OH	2,106	5,119	—	—	5,119	—	5,119	—	—	02/04	—
Mendoza Land, Dallas, TX	51	27	—	—	27	—	27	—	—	0	—
Mercer Apts/Lakeside Lofts, Farmers Branch, TX	—	—	—	282	—	282	282	—	—	11/06	—
Mercer Land Plan, Farmers Branch, TX	—	—	—	268	—	268	268	—	—	—	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Mercer Town Homes, Farmers Branch, TX	—	—	—	314	—	314	314	—	—	11/06	—
Midtown Master Plan, Dallas, TX	4,095	6,392	—	413	6,392	413	6,805	—	—	01/00	—
Mira Lago, Farmers Branch, TX	—	53	—	15	68	—	68	—	—	05/01	—
Nakash, Malden, MO	—	103	—	—	103	—	103	—	—	01/93	—
Nashville Land, Nashville, TN	—	205	—	—	205	—	205	—	—	06/02	—
Nashville, Nashville, TN	—	930	—	—	930	—	930	—	—	06/02	—
Ocean Estates, Gulfport, MS	—	1,418	—	446	1,418	446	1,864	—	—	10/07	—
Pac-Trust, Dallas, TX	1,237	1,496	—	—	1,496	—	1,496	—	—	10/01	—
Palmer Lane, Austin, TX	13,945	22,756	—	—	22,756	—	22,756	—	—	12/05	—
Pantaze Land, Dallas, TX	299	290	—	—	290	—	290	—	—	11/05	—
Park Forest Apartments, Dallas, TX	—	—	—	211	—	211	211	—	—	01/00	—
Park Forest Townhomes, TX	—	—	—	734	—	734	734	—	—	—	—
Payne I & Ii, Los Colinas, TX	13,524	619	—	309	928	—	928	—	—	12/04	—
Pioneer Crossing, Austin, TX	12,000	8,705	—	3,131	11,836	—	11,836	—	—	05/97	—
Pioneer Crossing, Dallas, TX	1,515	614	—	949	814	749	1,563	—	—	03/06
Plaza At Chase Oaks, Plano, TX	—	—	—	19	—	19	19	—	—	11/06	—
Polo Estates At Bent Tree, Dallas, TX	3,551	4,003	—	1,320	4,003	1,320	5,323	—	—	11/06	—
Polo Estates At Park Forest/Central, Dallas, TX	5,022	4,831	—	2,975	4,831	2,975	7,806	—	—	11/06	—
Polo Estates Signature Place, Dallas, TX	—	—	—	380	—	380	380	—	—	11/06	—
Port Olpenitz GmbH, Germany	5,000	—	—	13,654	—	13,654	13,654	—	—	12/06	—
Pulaski, Pulaski County, AR	1,131	2,095	—	249	2,095	249	2,344	—	—	06/03	—
Ranchview, Irving, TX	—	—	—	14	—	14	14	—	—	11/06	—
Ridgepointe Drive, Irving, TX	92	189	—	—	189	—	189	—	—	12/06	—
Seminary West Land 3.041 Acres	—	136	—	—	136	—	136	—	—	01/00	—
Senlac 3.976 Acres, Farmers Branch, TX	501	365	—	—	365	—	365	—	—	08/05	—
Senlac Land, Farmers Branch, TX	628	622	—	142	622	142	764	22	—	08/05	15 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Senlac Vhp Land, Farmers Branch, TX	406	656	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	975	1,643	—	1	1,643	1	1,644	—	—	09/03	—
Signature Place Apartments, Dallas, TX	—	—	—	184	—	184	184	—	—	01/00	—
Siskiyou, Siskiyou County, CA	—	3	—	—	3	—	3	—	—	08/96	—
Sladek Land, Travis County, TX	—	764	—	—	764	—	764	—	—	05/00	—
Southwood 1394 Land, Tallahassee, FL	675	809	—	58	809	58	867	—	—	02/06	—
Southwood Plantation, Tallahassee, FL	—	556	—	—	556	—	556	—	—	06/05	—
Springfield (Backlick Land)	—	74	—	—	74	—	74	—	—	10/07	—
Sugar Mill Land 10.63 Acres	2,445	1,882	—	2,797	1,882	2,797	4,679	—	—	01/00	—
TCI 151 Waco Acres, TX	1,300	2,106	—	—	2,106	—	2,106	—	—	04/07	—
Texas Plaza, Irving, TX	1,069	1,738	—	—	1,738	—	1,738	—	—	12/06	—
Thompson II, Dallas County, TX	—	305	—	—	305	—	305	—	—	07/98	—
Thompson Land, Farmers Branch, TX	—	367	—	—	367	—	367	—	—	10/97	—
Tomlin, Farmers Branch, TX	—	845	—	—	845	—	845	—	—	10/97	—
Travis Ranch Land 833.394 Acrs, Dallas, TX	13,366	18,659	—	2	18,659	2	18,661	—	—	01/00	—
Union Pacific Railroad Land	—	837	—	—	837	—	837	—	—	03/04	—
Valley Ranch, Irving, TX	1,984	5,826	—	—	5,826	—	5,826	—	—	12/04	—
Valley View Comm Park, Farmers Branch, TX	156	544	—	—	544	—	544	—	—	05/06	—
Valley View/Senlac 3.451 Acres, Farmers Branch, TX	613	780	—	—	780	—	780	—	—	01/00	—
Valwood, Dallas, TX	—	25,089	—	301	25,390	—	25,390	—	—	08/96	—
Vineyards II, Grapevine, TX	—	1,472	—	37	1,509	—	1,509	—	—	06/99	—
Vineyards, Grapevine, TX	—	1,123	—	—	1,123	—	1,123	—	—	10/97	—
Vv34 Mercer Xing 2.194 Acres, Dallas, TX	1,073	(449)	—	—	(449)	—	(449)	—	—	01/00	—
W Hotel, 2 Acres LBJ	1,665	1,681	—	101	1,681	101	1,782	—	—	01/00	—
W Lofts, Farmers Branch, TX	6,790	6,094	—	2,663	6,094	2,663	8,757	—	—	39022	—
Waco Swanson, Waco, TX	1,735	2,805	—	—	2,805	—	2,805	—	—	08/06	—
Walker, Dallas County, TX	—	4,465	—	—	4,465	—	4,465	—	—	07/98	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year		Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Walmart, Malden	—	219	887	60	219	947	1,166	358	—	01/00	15 years
West End, Dallas, TX	3,770	2,857	—	169	3,026	—	3,026	—	—	08/97	—
Whorton Land, Dallas, TX	2,950	4,291	—	6	4,297	—	4,297	—	—	06/05	—
Willowick Land, Pensacola, FL	—	137	—	—	137	—	137	—	—	—	—
Wilmer 88 Land, Dallas, TX	1,556	673	—	—	673	—	673	—	—	08/05	—
Windmill Farms, Kaufman County, TX	31,036	50,420	—	8,478	53,921	4,977	58,898	—	—	11/06	—
Woodmont Reserve	—	—	—	—	—	(7,417)	(7,417)	—	—	—	—
Corporate Departments/Investments/Misc.
TCI/ARL—Corporate	13,593	6,946	(22,551)	—	6,946	(22,551)	(15,605)	9,230	—	—	—
ARL—Corporate	(16)	—	—	16	—	16	16	16	—	—	—

	367,292	488,570	(14,879)	71,323	498,408	39,189	537,597	9,638
Apartments Properties Held for Sale
Bay Walk, Galveston, TX	5,072	679	5,720	—	679	5,720	6,399	1,109	1979	09/01	5-40 years
Island Bay, Galveston, TX	14,177	2,095	17,659	—	2,095	17,659	19,754	2,730	1973	09/01	40 years
Limestone Canyon, Austin, TX	18,890	1,830	(861)	13,819	1,830	12,958	14,788	4,385	1997	07/98	40 years
Limestone Ranch, Lewisville, TX	19,218	1,485	11,200	885	1,485	12,085	13,570	2,615	2001	05/01	40 years
Marina Landing, Galveston, TX	12,104	1,240	11,160	—	1,240	11,160	12,400	2,044	1985	09/01	40 years
Sendero Ridge, San Antonio, TX	28,558	2,414	22,297	1,477	2,414	23,774	26,188	3,223	2001	11/01	40 years
Tivoli, Dallas, TX	17,223	1,242	11,065	473	1,242	11,538	12,780	2,003	2001	12/01	40 years

	115,242	10,985	78,240	16,654	10,985	94,894	105,879	18,109

TOTAL: Real Estate Held For Investment	$1,384,092	$607,299	$956,886	$243,415	$621,234	$1,178,949	$1,800,183	$186,781

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

	2008	2007	2006
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,665,232	$1,449,715	$1,277,754
Additions
Acquisitions and improvements	314,192	359,513	301,540
Deductions
Sale of real estate	(179,241)	(143,996)	(122,195)
Property write-down	—	—	(7,384)

Balance at December 31,	$1,800,183	$1,665,232	$1,449,715

Reconciliation of Accumulated Depreciation
Balance at January 1,	$179,373	$177,291	$164,649
Additions
Depreciation	27,646	33,051	23,407
Deductions
Sale of real estate	(20,238)	(30,969)	(10,765)

Balance at December 31,	$186,781	$179,373	$177,291

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage		Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
FIRST MORTGAGE LOANS
400 St. Paul	7.00	10/13	Monthly interest only payments.	$—	$3,612	*	$3,612	$—
Secured by an office building in Dallas, TX. Includes LOC of $250,000.00
JUNIOR MORTGAGE LAONS
Dallas Fund XVII	9.00	10/13	Principle and Interest due at maturity.	—	4,303		5,499	—
Secured by an assignment of partnership interests and litigation proceeds.
Pioneer Development	10.00	10/13	Interest only payments start in November 2007.	—	2,386		2,407	—
Secured by 33.33 acres of unimproved land in Travis County, TX.
OTHER
Realty Advisors	Prime+2.0%	11/11	All principal and interest are due at maturity.	—	12,999		12,999	—
Secured by a pledge of 850,000 shares of ARI Common Stock owned by BCM
Mark Small	18.00	02/07	All principal and interest are due at maturity.	—	600		639	—
Secured by Collateral Assignment of Contract Proceeds
Robert Baylis	10.00	09/17	Interest only paid quarterly.	—	193		193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Herrick Partners	10.00	09/17	Interest only paid quarterly.	—	91		91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
2410 Partnership	10.00	09/17	Interest only paid quarterly.	—	145		145	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michale Witte	10.00	09/17	Interest only paid quarterly.	—	96		96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Richard Schmaltz	10.00	09/17	Interest only paid quarterly.	—	203		203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

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
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
Earl Samson	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Mary Ann MacLean	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Peter Van Dyk Berg	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William Urkie	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Sherman Bull	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
David Moniler	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Trust—Joseph Monier	10.00	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Trust—Brett & Nicole Monier	10.00	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Trust—David Monier	10.00	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)
UNSECURED LOANS
Harvest Hill I, LLC	12.00	10/13	Interest compounded annually. All principal and interest due at maturity.	—	8,783	8,783	—
Unsecured.

Treetops	0.00	01/13	Due at maturity.	—	1,000	1,077
Unsecured.

Blue Lake at Marine Creek	12.00	12/13	Due at maturity.	—	—	125	—

UH of Burleson	12.00	08/13	Due at maturity.	—	—	762	—

UH of Chase Oaks	12.00	12/13	Due at maturity.	—	—	127	—

HFS of Humble LLC	12.00	12/17	Due at maturity.	—	—	2,630	—

UH of Inwood	12.00	12/13	Due at maturity.	—	—	4,974	—

UH of Kensington	12.00	03/14	Due at maturity.	—	—	5,099	—

UH of McKinney	12.00	12/13	Due at maturity.	—	—	2,375	—

UHF Parkside Advances	12.00	12/13	Due at maturity.	—	—	323	—

UH of Walnut Park Crossing	12.00	12/13	Due at maturity.	—	—	355	—

Windmill Farms, LLC	7.00	07/09		—	—	2,185	—

International Health Products, Inc.	Prime + 1.00%	08/10		—	—	3,779	—

Basic Capital Management	7.00	10/11	Monthly interest payments.	—	1,523	1,523	—
Unsecured.

Basic Capital Managment	7.00	10/11	Monthly interest payments.	—	1,523	1,523	—
Unsecured.

Garden Centura, L.P.	7.00	Demand	Excess property cash flow payments or property sales proceeds.	—	—	4,026	—
Unsecured.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
					(dollars in thousands)

Thornwood (ICC Surfwood) wrap note	7.50	07/09	—	—	1,638	1,638	—

Syntek Acquisition Corporation	Prime + 1.00%	08/10	—	—	3,354	3,354	—

Miscellaneous related party	Various	Various	—	—	966	966	—

Ocean Beach Partners, LP.	7.00	12/09	—	—	2,000	2,000	—

CTMGT Travis Ranch, LLC	6.00	8/14		—	2,404	2,404	—

CTMGT Travis Ranch, LLC	5.00	Demand		—	4,866	4,866	—

3334Z Apts, LP	6.50	4/12		—	1,875	1,875	—

				—	46,826	85,223	—

Interest						3,654
Allowance for estimated losses						(11,874)

						77,003

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2008

	2008	2007	2006
Balance at January 1,	$86,445	$53,631	$79,676
Additions
New Mortgage Loans	7,366	44,739	10,885
Funding of existing loans	—	1,770	3,201
Deductions
Collection of principal	(8,588)	(18,312)	(38,419)
Conversion to property interest	3,654	4,617	(1,712)

Balance at December 31,	$88,877	$86,445	$53,631

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2008 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no significant changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of a company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures of a company are being made only in accordance with authorizations and management and directors of a company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2008. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of December 31, 2008, the internal control system over financial reporting met those criteria.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Registrant’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of American Realty Investors, Inc. (“ARL”) are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

After December 31, 2003, a number of changes occurred in the composition of the Board of Directors of ARL, the creation of certain Board Committees, the adoption of Committee charters, the adoption of a Code of Ethics for Senior Financial Officers, and the adoption of Guidelines for Director Independence. Also, the composition of the members of the Board of Directors changed with the resignation of Earl D. Cecil (on February 29, 2004), as well as the election of independent directors, Ted R. Munselle and Sharon Hunt, on February 20, 2004, and Robert A. Jakuszewski on November 22, 2005.

It is the Board’s objective that a majority of the Board consists of independent directors. For a Director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with ARL. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in ARL’s “Corporate Governance Guidelines.” The text of this document has been posted on ARL’s Internet website at http://www.amrealtytrust.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

ARL has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at http://www.amrealtytrust.com. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange, on our website.

Our Board of Directors has adopted charters for our Audit, Compensation, and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at http://www.amrealtytrust.com. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

American Realty Investors, Inc.

Attn: Investor Relations

1800 Valley View Lane, Suite 300

Dallas, Texas 75234

Telephone: 469-522-4200

All members of the Audit Committee and the Governance and Nominating Committee must be independent directors. Members of the Audit Committee must also satisfy additional independence requirements, which provide (i) that they may not accept, directly or indirectly, any consulting, advisory, or compensatory fee from ARL or any of its subsidiaries other than their Director’s compensation (other than in their capacity as a member of the Audit Committee, the Board of Directors, or any other committee of the Board), and (ii) no member of the Audit Committee may be an “affiliated person” of ARL or any of its subsidiaries, as defined by the Securities and Exchange Commission.

The current Directors of ARL are listed below, together with their ages, terms of service, all positions and offices with ARL, its former advisor (BCM), or current advisor (Prime), which took over as contractual advisor for BCM on July 1, 2003, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation “Affiliated,” when used below with respect to a

Director, means that the Director is an officer, director, or employee of BCM or Prime, an officer of ARL, or an officer or director of an affiliate of ARL. The designation “Independent,” when used below with respect to a Director, means that the Director is neither an officer of ARL nor a director, officer, or employee of BCM or Prime (but may be a director of ARL), although ARL may have certain business or professional relationships with such Director as discussed in Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence”.

TED P. STOKELY: Age 75, Director and Chairman of the Board (Affiliate) (since November 2002).

General Manager (since January 1995) of ECF Senior Housing Corporation, a nonprofit corporation; General Manager (since January 1993) of Housing Assistance Foundation, Inc., a nonprofit corporation; Part-time unpaid consultant (since January 1993) and paid consultant (April 1992 to December 1992) of Eldercare Housing Foundation, a nonprofit corporation; General Manager (since April 2002) of Unified Housing Foundation, Inc., a nonprofit corporation; Director (since April 1990 to February 22, 2007) and Chairman of the Board (November 2002 to February 22, 2007) of Income Opportunity Realty Investors, Inc. (“IOT”) and Director (since 1990) and Chairman of the Board (since January 1996) of TCI.

HENRY A. BUTLER: Age 58, Director (Affiliate) (since July 2003).

Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director of ARL; and Director (December 2001 to July 2003) of IOT.

SHARON HUNT: Age 66, Director (Independent) (since February 2004).

Licensed Realtor in the Dallas, Texas area with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of TCI.

ROBERT A. JAKUSZEWSKI: Age 46, Director (Independent) (since November 2005).

Vice President—Sales and Marketing (since September 1998) of New Horizons Communications, Inc., Consultant (January 1998—September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc.; and Director of IOT since March 16, 2004.

TED R. MUNSELLE: Age 53, Director (Independent) (since February 2004).

Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc; President (December 2004 to August 2007) of Applied Educational Opportunities, LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler; Certified Public Accountant employed in the public accounting industry from 1977 until 1998 when he entered his current employment; Director (since February 20, 2004) of TCI.

Board Meetings and Committees

The Board of Directors held eleven meetings during 2008. For such year, no incumbent Director attended fewer than 78.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met nine times during 2008.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met once during 2008.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2008.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee

Henry A. Butler

Sharon Hunt	✓	✓	Chair

Robert A. Jakuszewski	✓	Chair	✓

Ted R. Munselle	Chair	✓	✓

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

In 2008, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2009.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2008, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of ARL’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all except one of whom are employed by Prime. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, BCM, other entities, other principal occupations, business experience and directorships with other publicly held companies during the last five years or more are set forth below. No family relationships exists among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 58

President and Chief Operating Officer (effective April 2007) of ARL, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager of U.S. Bank (NYSE) working out of their offices in Houston, Texas from 2003 to April 2007; Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992 to 1996) and LDI which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Corporation of Cleveland, Ohio.

GENE S. BERTCHER, 60

“Executive Vice President (since February 2008) and Chief Accounting Officer (since May 2008) of the Company, TCI and IOT. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present)

and Chief Financial Officer (since January 2003) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the AMEX. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973. Mr. Bertcher is also a Director, Vice President and Treasurer (since March 24, 2009) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

LOUIS J. CORNA, 61

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of ARL, TCI, IOT and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation. “Mr. Corna is also a Director and Vice President (since June 1, 2004) and Secretary (since January 14, 2005) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

ALFRED CROZIER, 56

Executive Vice President—Residential Construction (since November 2006) of ARL, TCI and IOT; Managing Director of Development for Woodmont Investment Company GP, LLC of Dallas, Texas from November 2005 to November 2006; President of Sterling Builders, Inc. of Spring, Texas from October 2003 to November 2005; Vice President of Westchase Construction, Ltd. of Houston, Texas from August 2001 to September 2003. For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including, Trammell Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995). Mr. Crozier is a licensed architect.

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

DAEHO KIM, 32

Treasurer (since October 29, 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim has been employed by Prime in various financial capacities including Cash Manager and Assistant Director of Capital Markets.

Code of Ethics

ARL has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of the contractual Advisor to ARL). In addition, ARL has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller. The text of these documents has been posted on ARL’s internet website at http://www.amrealtytrust.com and are available in print to any stockholder who requests them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2008. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Board of Directors is directly responsible for managing the affairs of ARL and for setting the policies, which guide it, the day-to-day operations of ARL are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating, and recommending real estate and mortgage loan investment and sales opportunities, as well as financing and refinancing sources. Prime also serves as consultant in connection with ARL’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, is the contractual advisor to ARL. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in regular consultation with the officers and directors of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARL. See also “Directors, Executive Officers and Corporate Governance”. As of March 5, 2009, Prime owned 1,437,208 shares of ARL’s common stock, approximately 13.1% of the shares then outstanding, and One Realco Stock Holdings, Inc., which is a wholly owned subsidiary of Prime of which PIAMI is the sole member, owned 234,500 shares of ARL common stock.

The Advisory Agreement provides for the advisor to receive monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, Prime, an affiliate of Prime, or a related party receives the following forms of additional compensation:

1) an acquisition fee for locating, leasing or purchasing real estate for ARL in an amount equal to the lesser of (a) the amount of compensation customarily charged in similar arm’s-length transactions or (b) up to 6.0% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers;

2) a disposition fee for the sale of each equity investment in real estate in an amount equal to the lesser of (a) the amount of compensation customarily charged in similar arm’s-length transactions or (b) 3.0% of the sales price of each property, exclusive of fees, if any, paid to non-affiliated brokers;

3) a loan arrangement fee in an amount equal to 1.0% of the principal amount of any loan made to ARL arranged by Prime;

4) an incentive fee equal to 10.0% of net income for the year in excess of a 10.0% return on stockholders’ equity, and 10.0% of the excess of net capital gains over net capital losses, if any, realized from sales of assets;

5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50.0%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARL for the fiscal year; and

6) a construction management fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties.

The ARL Advisory Agreement further provides that Prime shall bear the cost of certain expenses of its employees, excluding fees paid to ARL’s Directors; rent and other office expenses of both Prime and ARL (unless ARL maintains office space separate from that of Prime); costs not directly identifiable to ARL’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Prime of its duties under the Advisory Agreement.

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

The terms of TCI’s Advisory Agreement with Prime are not identical to those of ARL’s Advisory Agreement. The provisions of TCI’s Advisory Agreement are:

1) The TCI Advisory Agreement provides for Prime to be responsible for the day-to-day operations of TCI and to receive an advisory fee comprised of a gross asset fee of .0625% per month (.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves) and an annual net income fee equal to 7.5% of TCI’s net income;

2) The TCI Advisory Agreement also provides for Prime to receive an annual incentive sales fee equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of: (1) the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses), (2) capital improvements made to such assets during the period owned, and (3) all closing costs, (including real estate commissions) incurred in the sale of such real estate; provided, however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;

3) Pursuant to the TCI Advisory Agreement, Prime, or an affiliate of Prime, is to receive an acquisition commission for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of (1) up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to nonaffiliated brokers or (2) the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;

4) The TCI Advisory Agreement requires Prime or any affiliate of Prime to pay to TCI, one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances;

5) The TCI Advisory Agreement also provides that Prime or an affiliate of Prime is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1.0% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI;

6) Under the TCI Advisory Agreement, Prime or an affiliate of Prime also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1.0% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime or an affiliate of Prime without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions;

7) The TCI Advisory Agreement also provides for all activities in connection with or related to construction for TCI and its subsidiaries, Prime shall receive a fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals;

8) Under the TCI Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services; and

9) Under the TCI Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the Operating Expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of TCI during the fiscal year.

Effective July 1, 2005, TCI and Prime entered into a Cash Management Agreement substantially in the same form and with the same terms as the Cash Management Agreement between ARL and Prime.

If and to the extent that ARL shall request Prime, or any director, officer, partner, or employee of Prime, to render services to ARL other than those required to be rendered by Prime under the Advisory Agreement, such additional services, if performed, will be compensated separately on terms agreed upon between such party and ARL from time-to-time.

The Advisory Agreement automatically renews from year-to-year unless terminated in accordance with its terms. ARL’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of ARL are in conflict with those of one or more directors or officers in their individual capacities or of Prime, or of their respective affiliates. In addition to services performed for ARL, as described above, Prime actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI. The Advisory Agreement provides that Prime may also serve as advisor to other entities.

As advisor, Prime is a fiduciary of ARL’s public investors. In determining to which entity a particular investment opportunity will be allocated, Prime will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

The managers and principal officers of Prime are set forth below:

Mickey N. Phillips—Manager

Ryan T. Phillips—Manager

Daniel J. Moos—President and Chief Operating Officer

Gene S. Bertcher—Executive Vice President and Chief Accounting Officer

Louis J. Corna—Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary

Alfred Crozier—Executive Vice President—Residential Construction

Mickey N. Phillips is the brother of Gene E. Phillips, and Ryan T. Phillips is the son of Gene E. Phillips. Gene E. Phillips indirectly owns 20.0% of Prime and serves as a representative of the trust established for the benefit of his children, which indirectly owns 80.0% of Prime and, in such capacity, has substantial contact with the management of Prime and input with respect to its performance of advisory services for ARL.

Property Management and Real Estate Brokerage

Affiliates of Prime provide property management services to ARL. Currently, Triad provides property management services to ARL’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of ARL’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

Regis I, a related party, provides real estate brokerage services to ARL and receives brokerage commissions in accordance with the Advisory Agreement.

ITEM 11. EXECUTIVE	COMPENSATION

ARL has no employees, payroll, or benefit plans, and pays no compensation to its executive officers. The Directors and executive officers of ARL who are also officers or employees of Prime are compensated by Prime. Such affiliated Directors and executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of compensation payable to Prime by ARL.

The only direct remuneration paid by ARL is to those Directors who are not officers or employees of Prime or its affiliated companies. Each non-employee Director is compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors is compensated at the rate of $49,500 per year Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. During 2008, $194,900 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2008 through December 31, 2008, the fees paid to the directors are as follows: Sharon Hunt, $48,300; Robert A. Jakuszewski, $48,300, Ted R. Munselle, $48,800 and Ted P. Stokely, $49,500.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. At

December 31, 2008, options covering 5,000 shares remain outstanding which consists of an option for 100 shares exercisable at $8.09 per share, an option for 100 shares exercisable at $9.13 per share, and an option for 3,000 shares exercisable at $9.70 per share. These options expire between 2013 and 2015.

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”), which provides for options to purchase up to 300,000 shares of common stock. This plan was terminated in 2005. Effective July 1, 2008, all outstanding options under this plan expired.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans under which equity securities of ARL are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,000	$9.26	—

See NOTE 12. “STOCK OPTIONS” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners.    The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 5, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Approximate Percent of Class(1)
International Health Products, Inc.	768,817		6.84%
1755 Wittington Place
Suite 340
Dallas, Texas 75234

Prime Income Asset Management, Inc.	1,671,708	(1)	14.88%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

Transcontinental Realty Investors, Inc.	276,972	(4)	2.47%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

Realty Advisors, Inc.	8,373,553	(2)(3)	74.55%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

Ryan T. Phillips	8,401,155	(2)(3)	74.80%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

(1)	Percentages are based upon 11,237,066 shares outstanding as of March 5, 2009.
(2)	Includes 6,701,895 shares owned directly by Realty Advisors LLC, a Nevada limited liability company of which Realty Advisors, Inc. is the sole member and the shares described in (3) below, over which each of the directors of Realty Advisors Inc., Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of Realty Advisors Inc. The directors of Realty Advisors Inc. disclaim beneficial ownership of such shares.
(3)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holding, Inc. wholly-owned subsidiary of PIAMI, over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(4)	TCI is included in the table and the directors of ARL are also the directors of TCI. Each of the directors of TCI, Henry A. Butler, Sharon Hunt, Robert A. Jakuszewski, Ted R. Munselle, and Ted P. Stokely, may be deemed to be the beneficial owners by virtue of their positions as directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust. Ryan T. Phillips is a beneficiary of the trust.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 5, 2009.

Name	Shares		Percentage(1)
Gene S. Bertcher	8,650,525	(3)(4)(5)	77.02%
Henry A. Butler	276,972	(2)	2.47%
Louis J. Corna	8,650,525	(3)(4)(5)	77.02%
Alfred Crozier	8,650,525	(3)(4)(5)	77.02%
Sharon Hunt	276,972	(2)	2.47%
Robert A. Jakuszewski	276,972	(2)	2.47%
Daniel J. Moos	8,650,525	(3)(4)(5)	77.02%
Ted R. Munselle	276,972	(2)	2.47%
Ted P. Stokely	276,972	(2)	2.47%
All Directors and Executive Officers as a group (9 persons)	8,650,525	(2)(3)(4)(5)	77.02%

(1)	Percentage is based upon 11,232,172 shares outstanding as of March 5, 2009.
(2)	Includes 276,972 shares owned by TCI, over which the members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. The members of the Board of Directors of ARL disclaim beneficial ownership of such shares.
(3)	Includes 276,972 shares owned by TCI, over which the executive officers of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARL disclaim beneficial ownership of such shares.
(4)	Includes 6,701,895 shares owned by RALLC, over which certain of the executive officers of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers of RALLC. The executive officers of ARL disclaim beneficial ownership of such shares.
(5)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by One Realco Stock Holdings, Inc., over which the executive officers of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of ARL disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies with Respect to Certain Activities

Article 11 of ARL’s Articles of Incorporation provides that ARL shall not, directly or indirectly, contract or engage in any transaction with (1) any director, officer or employee of ARL, (2) any director, officer or employee of the advisor, (3) the advisor, or (4) any affiliate or associate (as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) of any of the aforementioned persons, unless (a) the material facts as to the relationship among or financial interest of the relevant individuals or persons and as to the contract or transaction are disclosed to or are known by ARL’s Board of Directors or the appropriate committee thereof and (b) ARL’s Board of Directors or committee thereof determines that such contract or transaction is fair to ARL and simultaneously authorizes or ratifies such contract or transaction by the affirmative vote of a majority of independent directors of ARL entitled to vote thereon.

Article 11 defines an “Independent Director” (for purposes of that Article) as one who is neither an officer or employee of ARL, nor a director, officer or employee of ARL’s advisor. This definition predates ARL’s director independence guidelines adopted in February 2004.

ARL’s policy is to have such contracts or transactions approved or ratified by a majority of the disinterested Directors with full knowledge of the character of such transactions, as being fair and reasonable to the stockholders at the time of such approval or ratification under the circumstances then prevailing. Such Directors also consider the fairness of such transactions to ARL. Management believes that, to date, such transactions have represented the best investments available at the time and they were at least as advantageous to ARL as other investments that could have been obtained.

ARL may enter into future transactions with entities, the officers, directors, or stockholders of which are also officers, directors, or stockholders of ARL, if such transactions would be beneficial to the operations of ARL and consistent with ARL’s then-current investment objectives and policies, subject to approval by a majority of disinterested Directors as discussed above.

ARL does not prohibit its officers, directors, stockholders, or related parties from engaging in business activities of the types conducted by ARL.

Certain Business Relationships

Prime, ARL’s advisor, is a company for which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers. Prime is a single-member limited liability company, the sole member of which is PIAMI, which is owned 80% by Realty Advisors, Inc. and 20% by Syntek West, Inc. Realty Advisors, Inc. is owned 100% by a trust for the benefit of the children of Gene E. Phillips. Syntek West, Inc. is owned 100% by Gene E. Phillips. Mr. Phillips is not an officer or director of Prime but serves as a representative of the Trust, is involved in regular consultation with the executive officers and directors of Prime and has significant influence over the conduct of Prime’s business, including the rendering of advisory services and the investment decisions for Prime and for ARL. See Part III, Item 10. “Directors, and Executive Officers and Corporate Governance.”

The executive officers of ARL also serve as executive officers of TCI and IOT. As such, they owe fiduciary duties to that entity as well as to Prime under applicable law. TCI has the same relationship with Prime, as does ARL. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOT under applicable law.

Effective July 1, 2003, PAMI became the advisor to ARL and TCI. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARL and TCI.

ARL contracts with affiliates of Prime for property management services. Triad, an affiliate, provides property management services. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC, a related party. Triad subcontracts the property-level management of ARL’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provides real estate brokerage services to ARL and receives brokerage commissions in accordance with the Advisory Agreement. Regis Hotel I, LLC manages ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

At December 31, 2008, ARL owned approximately 82.8% of TCI’s outstanding common stock through its interest in TCI and approximately 24.9% of IOT’s outstanding common stock.

Related Party Transactions

The Company has historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to assets acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interest of our Company.

Operating Relationships

The company leases office and commercial warehouse space to affiliated entities. The income from those entities are included in our financial statements and disclosed on the face of our Statements of Operations which is included in Item 8 of this 10-K. Affiliated rents include lease income from Eagle Crest, 2010 Valley View, Folsom land, 1010 Commons, Two Hickory, 600 Las Colinas, One Hickory, Browning Place, Fenton Center, Amoco, Parkway North, Thermalloy, and Senlac.

Advances and Loans

From time to time, ARL and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1% on the average daily cash balances advanced. At December 31, 2008, ARL owes Prime $23.0 million.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2008 and 2007 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and BDO Seidman, LLP:

	2008				2007
Type of Fee	Farmer, Fuqua & Huff		BDO Seidman		Farmer, Fuqua & Huff		BDO Seidman
Audit Fees	$595,692	(1)			$551,042	(4)
Audit Related Fees	—				1,755	(5)
Tax Fees	103,523	(2)	$50,100	(3)	84,547	(6)	$53,018	(7)
All Other Fees

Total	$699,215		$50,100		$637,344		$53,018

(1)	Includes $402,492 TCI
(2)	Includes $55,775 TCI
(3)	Includes $8,000 TCI
(4)	Includes $304,242 TCI
(5)	All TCI
(6)	Includes $52,950 TCI
(7)	Includes $11,937 TCI

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

Under the Sarbanes-Oxley Act of 2002 (the “SOX Act”) and the rules of the Securities and Exchange Commission (the “SEC”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation, and oversight of the work of the independent auditor. The purpose of the provisions of the SOX Act and the SEC rules for the Audit Committee role in retaining the independent auditor is two-fold. First, the authority and responsibility for the appointment, compensation, and oversight of the auditors should be with directors who are independent of management. Second, any non-audit work performed by the auditors should be reviewed and approved by these same independent directors to ensure that any non-audit services performed by the auditor do not impair the independence of the independent auditor. To implement the provisions of the SOX Act, the SEC issued rules specifying the types of services that an independent may not provide to its audit client, and governing the Audit Committee’s administration of the engagement of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. Accordingly, the Audit Committee has adopted a pre-approval policy of audit and non-audit services (the “Policy”), which sets forth the procedures and conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Consistent with the SEC rules establishing two different approaches to pre-approving non-prohibited services, the Policy of the Audit Committee covers pre-approval of audit services, audit-related services, international administration tax services, non-U.S. income tax compliance services, pension and benefit plan consulting and compliance services, and U.S. tax compliance and planning. At the beginning of each fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. Typically, in addition to the generally pre-approved services, other services would include due diligence for an acquisition that may or may not have been known at the beginning of the year. The Audit Committee has also delegated to any member of the Audit Committee designated by the Board or the financial expert member of the Audit Committee responsibilities to pre-approve services to be performed by the independent auditor not exceeding $25,000 in value or cost per engagement of audit and non-audit services, and such authority may only be exercised when the Audit Committee is not in session.

All the fees for 2008 and 2007 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Operations—Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	*	Subsidiaries of the Registrant.

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009

AMERICAN REALTY INVESTORS, INC.

By:	/s/ GENE S. BERTCHER
Gene S. Bertcher Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ TED P. STOKELY Ted P. Stokely	Chairman of the Board and Director	March 31, 2009

/s/ HENRY A. BUTLER Henry A. Butler	Director	March 31, 2009

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2009

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2009

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2009

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Operating Officer (Principal Executive Officer)	March 31, 2009

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Accounting Officer (Principal Financial Officer)	March 31, 2009

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2008

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

14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	*	Subsidiaries of the Registrant.

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.