Form 10-Q
period 2009-03-31
AMERICAN REALTY INVESTORS INC
filed 2009-05-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)*      ☐Yes      ☐No.

* The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting Company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐Yes      ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	11,237,066
(Class)	(Outstanding at April 30, 2009)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,719,409	$1,712,506
Real estate held for sale at cost, net of depreciation ($384 for 2009 and $640 for 2008)	4,291	10,333
Real estate subject to sales contracts at cost, net of depreciation ($12,666 for 2009 and $12,226 for 2008)	54,660	55,100
Less accumulated depreciation	(172,700)	(164,537)

Total real estate	1,605,660	1,613,402
Notes and interest receivable

Performing (including $62,467 in 2009 and $38,384 in 2008 from affiliates and related parties)	78,465	68,845

Non-performing (including $0 in 2009 and $12,837 in 2008 from affiliates and related parties)	3,394	20,032
Less allowance for estimated losses	(9,670)	(11,874)

Total notes and interest receivable	72,189	77,003
Cash and cash equivalents	2,236	6,042
Restricted cash	-	271
Investments in securities	-	2,775
Investments in unconsolidated subsidiaries and investees	27,238	27,113
Other assets (including $432 in 2009 and $526 in 2008 from affiliates and related parties)	103,658	115,547

Total assets	$1,810,981	$1,842,153

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $9,244 in 2009 and $9,103 in 2008 to affiliates and related parties)	$1,317,021	$1,311,935
Notes related to assets held-for-sale	993	7,722
Notes related to subject to sales contracts	62,287	62,972
Stock-secured notes payable	14,022	14,026
Accounts payable and other liabilities (including $23,056 in 2009 and $23,018 in 2008 to affiliates and related parties)	131,402	147,920

	1,525,725	1,544,575

Commitments and contingencies:
Shareholders’ equity:
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2009 and in 2008 (liquidation preference $33,909), including 900,000 shares in 2009 and 2008 held by subsidiaries	4,979	4,979

Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138, and outstanding 11,237,066 shares in 2009 and in 2008	114	114

Treasury stock at cost; 637,072 shares in 2009 and 2008, which includes 276,972 shares held by TCI (consolidated) as of 2009 and 2008.	(5,954)	(5,954)
Paid-in capital	92,027	92,609
Retained earnings	112,373	119,599
Accumulated other comprehensive income (loss)	2,185	4,331

Total American Realty Investors, Inc. shareholders’ equity	205,724	215,678

Non-controlling interest	79,532	81,900

Total equity	285,256	297,578

Total liabilities and equity	$1,810,981	$1,842,153

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $1,090 and $258 for 2009 and 2008 respectively from affiliates and related parties)	$47,497	$44,000

Expenses:
Property operating expenses (including $2,138 and $2,218 for 2009 and 2008 respectively from affiliates and related parties)	30,501	30,468
Depreciation and amortization	7,799	6,837
General and administrative (including $1,413 and $1,111 for 2009 and 2008 respectively from affiliates and related parties)	3,142	4,323
Advisory fee to affiliate	3,847	3,975

Total operating expenses	45,289	45,603

Operating income (loss)	2,208	(1,603)

Other income (expense):
Interest income (including $1,521 and $1,173 for 2009 and 2008 respectively from affiliates and related parties)	2,098	2,100
Other income (including $313 and $877 for 2009 and 2008 respectively from affiliates and related parties)	4,542	1,727
Mortgage and loan interest (including $654 and $258 for 2009 and 2008 respectively from affiliates and related parties)	(21,015)	(22,625)
Earnings from unconsolidated subsidiaries and investees	-	5,112
Gain on foreign currency translation	(525)	-
Provision for allowance on notes receivable and impairment	(379)	(12,000)
Litigation settlement	-	781

Total other expenses	(15,279)	(24,905)

Loss before gain on land sales, non-controlling interest, and taxes	(13,071)	(26,508)
Gain on land sales	168	1,275

Loss from continuing operations before tax	(12,903)	(25,233)
Income tax benefit	1,521	34,138

Net income (loss) from continuing operations	(11,382)	8,905

Discontinued operations:

Loss from discontinued operations	(13)	(13,833)
Gain on sale of real estate from discontinued operations	4,771	111,370
Income tax expense from discontinued operations	(1,665)	(34,138)

Net income (loss)	(8,289)	72,304
Less: net loss attributable to non-controlling interests	1,685	(11,877)

Net income (loss) attributable to American Realty Investors, Inc.	(6,604)	60,427
Preferred dividend requirement	(622)	(623)

Net income (loss) applicable to common shares	$(7,226)	$59,804

Earnings per share - basic
Income (loss) from continuing operations	$(0.92)	$0.82
Discontinued operations	0.28	4.90

Net income (loss) applicable to common shares	$(0.64)	$5.72

Earnings per share - diluted
Income (loss) from continuing operations	$(0.92)	$0.66
Discontinued operations	0.28	3.94

Net income (loss) applicable to common shares	$(0.64)	$4.60

Weighted average common share used in computing earnings per share	11,237,066	10,451,042
Weighted average common share used in computing diluted earnings per share	11,237,066	13,012,705

Amounts attributable to American Realty Investors, Inc.
Income (loss) from continuing operations	$(9,697)	$9,168
Income from discontinued operations	3,093	51,259

Net income (loss)	$(6,604)	$60,427

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009

(unaudited)

(dollars in thousands)

	Total Capital	Comprehensive Loss	Series A Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
				Shares	Amount
Balance, December 31, 2008	$297,578	-	$4,979	11,874,138	$114	$(5,954)	$92,609	$119,599	$4,331	$81,900
Unrealized loss on investment securities	(2,575)	$(2,575)	-	-	-	-	-	-	(2,146)	(429)
Net loss	(8,289)	(8,289)	-	-	-	-	-	(6,604)	-	(1,685)
Acquisition of non-controlling interest	(836)	-	-	-	-	-	(582)	-	-	(254)
Series A preferred stock cash dividend ($1.00 per share)	(622)	-	-	-	-	-	-	(622)	-	-

Comprehensive loss		$(10,864)	-	-	-	-	-	-	-	-

Balance, March 31, 2009	$285,256		$4,979	11,874,138	$114	$(5,954)	$92,027	$112,373	$2,185	$79,532

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY ADVISORS, INC

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For Three Months Ended March 31, 2009

(unaudited)

	2009	2008
Net income (loss)	$(8,289)	$72,304
Other comprehensive income (loss)
Unrealized gain on foreign currency translation	-	9,685
Unrealized loss on investment securities	(2,146)	(6,952)

Total other comprehensive income (loss)	(2,146)	2,733

Comprehensive income (loss)	(10,435)	75,037
Comprehensive income attributable to non-controlling interest	1,685	(11,877)

Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(8,750)	$63,160

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(7,226)	$59,804
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(168)	(1,275)
Depreciation and amortization	7,821	7,084
Provision for allowance of notes receivable and impairment	379	12,000
Amortization of deferred borrowing costs	1,819	2,860
Earnings from unconsolidated subsidiaries and investees	-	(4,951)
Change in non-controlling interest	(1,685)	-
Loss on foreign currency translation	525	-
Gain on sale of income producing properties	(4,771)	(111,370)
(Increase) decrease in assets:
Accrued interest receivable	(74)	(1,194)
Restricted cash	271	675
Other assets	(2,939)	(3,356)
Prepaid expense	320	(48)
Escrow	13,416	(2,916)
Earnest money	(185)	2,801
Rent receivables	1,401	(6,744)
Increase (decrease) in liabilities:
Accrued interest payable	(624)	(1,258)
Intercompany change	(1,273)	(2,083)
Other liabilities	(15,245)	(5,824)

Net cash used in operating activities	(8,238)	(55,795)

Cash Flow From Investing Activities:
Proceeds from notes receivables ($3,077 in 2009, $0 in 2008 from affiliates)	4,888	3,541
Acquisition of land held for development	(650)	(12,023)
Proceeds from sales of income producing properties	6,900	152,392
Proceeds from sale of land	6,488	2,873
Investment in unconsolidated real estate entities	(125)	(1,391)
Improvement of land held for development	(376)	-
Improvement of income producing properties	(901)	(2,036)
Acquisition of minority interest	(110)	11,877
Construction and development of new properties	(8,475)	(32,109)

Net cash provided by investing activities	7,639	123,124

Cash Flow From Financing Activities:
Proceeds from notes payable	11,007	76,558
Recurring amortization of principal on notes payable	(7,193)	(5,264)
Payments on maturing notes payable	(7,513)	(144,312)
Deferred financing costs	496	2,179
Stock-secured borrowings	(4)	-
Repurchase/sale of treasury stock	-	(212)

Net cash used by financing activities	(3,207)	(71,051)

Net decrease in cash and cash equivalents	(3,806)	(3,722)
Cash and cash equivalents, beginning of period	6,042	11,560

Cash and cash equivalents, end of period	$2,236	$7,838

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,428	$26,944
Cash paid for income taxes, net of refunds	$1,043	$-

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$-	$9,685
Unrealized loss on marketable securities	$(2,575)	$(6,952)
Note receivable allowance	$-	$(1,500)
Note receivable received from affiliate	$2,341	$-
Note receivable from sale of real estate	$2,700	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. (“ARL”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL”. Approximately 82% of ARL’s stock is owned by affiliated entities. ARL owns approximately 83% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., (“TCI”) a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol “TCI”. The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARL subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARL has consolidated TCI’s accounts and operations since March 31, 2003. As of March 31, 2009, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

Properties

The Company owns or had interests in a total property portfolio of 101 and 99 income producing properties as of March 31, 2009 and December 31, 2008, respectively. The commercial properties aggregate approximately 5.9 million net rentable square feet as of March 31, 2009 and December 31, 2008.

At March 31, 2009, the properties consisted of:

•	34 commercial buildings, which consists of 20 office buildings, eight commercial warehouses, and six retail centers;

•	five hotels;

•	62 apartment communities inclusive of two developed properties in the lease up phase, excluding apartments being developed; and

•	12,560 acres of developed and undeveloped land.

The Company is involved in the construction of three development projects as of March 31, 2009. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The yearend consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008.

Newly issued accounting standards

On January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption of SFAS No. 160 had no impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS No. 157-4 must be applied prospectively for interim periods ending after June 15, 2009. We are currently assessing the impact that FSP FAS No. 157-4 may have on our financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. FSP FAS No. 115-2 and FAS No. 124-2 must be applied prospectively for interim periods ending after June 15, 2009. We are currently assessing the impact that FSP FAS No. 115-2 and FAS No. 124-2 may have on our financial statements.

NOTE 2. REAL ESTATE ACTIVITY

A summary of some of the significant transactions are discussed below:

In January, we sold 9.3 acres of land Known as Woodmont Schiff-Park Forest land for a sales price of $7.7 million. We received $3.9 in cash after paying off the existing note of $3.2 million, closing costs and commissions. In addition, we booked a $2.1 million receivable. There was no gain or loss on the sale of the property.

On January 21, 2009, we sold the Chateau Bayou Apartments, a 122 unit complex located in Ocean Springs, Mississippi, for $6.9 million. We received $3.1 million in cash after paying off the existing mortgage of $3.5 million and closing costs of $0.3 million. We posted a gain on sale from discontinued operations of $4.2 million.

We continue to invest in the development of apartments and various projects. During the three months ended March 31, 2009, we have expended $7.4 million on construction and development, and capitalized $1.9 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

The table below shows our notes receivables as of March 31, 2009 (dollars in thousands).

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in 3334Z Apts
Basic Capital Management (1)	10/11	7.00%	1,253	Industrial building, Arlington, TX
Basic Capital Management (1)	10/11	7.00%	1,523	Retail building, Cary, NC
Blue Lake at Marine Creek (1)	12/13	12.00%	$125	100% Interest in Marine Creek
CTMGT Travis Ranch, LLC	08/14	6.00%	5,461	Unsecured
Dallas Fund XVII LP	10/09	9.00%	5,723	Assignment of partnership interests
Garden Centura LP (1)	N/A	7.00%	4,130	Excess cash flow from partnership
HFS of Humble LLC (1)	12/17	12.00%	2,630	100% Interest in HFS Humble
International Health Product (1)	08/10	Prime + 1.00%	3,779	335,900 Shares of Stock ($11.25 per share)
Miscellaneous non-related party notes	Various	Various	3,742	Various security interests
Miscellaneous related party notes (1)	Various	Various	1,431	Various security interests
Pioneer Austin Development	10/13	10.00%	2,407	33 acres undeveloped land, Austin, TX
Realty Advisors (1)	11/11	7.00%	12,999	850 shares of ARI stock owned by BCM
Syntek Acquisition Corp (1)	08/10	Prime + 1.00%	3,354	Unsecured
Thornwood Wrap Note, ICC Surfwood	07/09	7.50%	1,638	Unsecured
UHF Burleson (1)	10/13	12.00%	762	100% Interest in UHF Burleson
UHF Chase Oaks (1)	12/13	12.00%	127	100% Interest in UHF Chase Oaks
UHF Inwood (1)	12/13	12.00%	4,974	100% Interest in UHF Inwood
UHF Kensington (1)	03/14	12.00%	5,099	100% Interest in UHF Kensington
UHF McKinney (1)	12/13	12.00%	2,375	100% Interest in UHF McKinney
UHF Parkside Advances (1)	12/13	12.00%	323	100% Interest in UHF Parkside Advances
UHF Walnut Park Crossing (1)	12/13	12.00%	355	100% Interest in UHF Walnut Park Crossing
Unified Housing of Harvest Hill (1)	10/13	12.00%	8,783	100% Interest in UHF Harvest Hill
Accrued interest			3,597

Total Performing			$78,465

Non-Performing loans:
Tracy Suttles	12/11	12.00%	1,077	Unsecured
Windmill Farms	07/09	7.00%	2,185	Unsecured
Accrued interest			132

Total Non-Performing			$3,394

Total			81,859
Allowance for estimated losses			(9,670)

Total			$72,189

(1)	Related party notes

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

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

Investment accounted for via the equity method consists of the following:

Percent ownership at March 31, 2009

LK Four Hickory	29%

Income Opportunity Investors, Inc. (1)	25%

Garden Centura	5%

Grupa Florentina, LLC	20%

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

The market values, other than the unconsolidated subsidiary, were undeterminable as there are no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands).

For the three months ended March 31, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$36,883	$129,448	$166,331
Notes receivable	37,740	3,501	41,241
Other assets	38,781	43,026	81,807
Notes payable	(42,251)	(95,936)	(138,187)
Other liabilities	(747)	(7,987)	(8,734)
Shareholders equity/partners capital	$(70,406)	$(72,052)	$(142,458)

	-	-	-

Revenue	$821	$13,274	$14,095
Depreciation	(60)	(1,496)	(1,556)
Operating expenses	(397)	(10,051)	(10,448)
Gain on land sales	-	-	-
Interest expense	(727)	(1,402)	(2,129)

Income from continuing operations	(363)	325	(38)
Income from discontinued operations	(5)	-	(5)

Net income	$(368)	$325	$(43)

Companys proportionate share of earnings	$(92)	$55	$(37)

For the three months ended March 31, 2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$40,483	$132,500	$172,983
Notes receivable	27,441	2,865	30,306
Other assets	45,270	41,947	87,217
Notes payable	(44,440)	(98,183)	(142,623)
Other liabilities	(4,722)	(8,379)	(13,101)
Shareholders equity/partners capital	$(64,032)	$(70,750)	$(134,782)

	-	-	-

Revenue	$1,024	$14,473	$15,497
Depreciation	(63)	(1,436)	(1,499)
Operating expenses	(1,671)	(10,858)	(12,529)
Gain on land sales	29,789	-	29,789
Interest expense	(882)	(1,458)	(2,340)

Income from continuing operations	28,197	721	28,918
Income from discontinued operations	(8,232)	-	(8,232)

Net income	$19,965	$721	$20,686

Companys proportionate share of earnings	$6,656	$52	$6,708

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities which consisted of our investment in Realty Korea CR-REIT, Ltd. were completely disposed of in the current period.

NOTE 6. NOTES PAYABLE

In conjunction with the development of various apartment projects and other developments, we drew down $7.4 million in construction loans during the three months ended March 31, 2009.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. The Company also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities and bear interest rates ranging from 7.00% to 12.00% per annum. Stock-secured notes payable and margin borrowings were $13.5 million at March 31, 2009.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2009 (dollars in thousands).

Balance, December 31, 2008	$(23,018)
Cash transfers	26,456
Cash repayments	(23,568)
Fees and commissions payable to affiliate	(6,082)
Advances due to financing proceeds	5,158
Payments through affiliates	(691)

Balance, March 31, 2009	$(21,745)

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The affiliated amounts included in assets and liabilities, and the affiliated revenues and expenses received/paid are shown on the face of the financial statements.

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

Presented below are the Company’s reportable segments’ operating incomes for the three months ended March 31, 2009 and 2008, including segment assets and expenditures (dollars in thousands).

For the Three Months Ended March 31, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$20,279	$23,064	$3,675	$450	$29	$47,497
Operating expenses	10,953	16,182	2,809	416	141	30,501
Depreciation and amortization	3,384	4,131	284	-	-	7,799
Mortgage and loan interest	4,729	9,155	842	4,323	1,966	21,015
Interest income	-	-	-	-	2,098	2,098
Gain on land sales	-	-	-	168	-	168

Segment operating income (loss)	$1,213	$(6,404)	$(260)	$(4,121)	$20	$(9,552)

Capital expenditures	868	-	56	-	-	924
Assets	336,558	661,240	27,233	521,678	-	1,546,709

Property Sales
Sales price	$-	$6,900	$-	$1,106	$-	$8,006
Cost of sale	-	2,661	-	938	-	3,599
Deferred current gain	532	-	-	-	-	532
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$532	$4,239	$-	$168	$-	$4,939

For the Three Months Ended March 31, 2008	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$18,299	$20,201	$4,577	$751	$172	$44,000
Operating expenses	11,884	12,176	3,651	2,813	(56)	30,468
Depreciation and amortization	3,073	3,419	343	1	1	6,837
Mortgage and loan interest	5,179	9,528	752	5,096	2,070	22,625
Interest income	-	-	-	-	2,100	2,100
Gain on land sales	-	-	-	1,275	-	1,275

Segment operating income (loss)	$(1,837)	$(4,922)	$(169)	$(5,884)	$257	$(12,555)

Capital expenditures	1,584	-	1,146	-	-	2,730
Assets	302,168	634,871	27,873	402,961	-	1,367,873

Property Sales
Sales price	$5,797	$117,038	$41,749	$2,873	$-	$167,457
Cost of sale	5,372	32,242	15,600	1,598	-	54,812
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$425	$84,796	$26,149	$1,275	$-	$112,645

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31:

	2009	2008
Segment operating loss	$(9,552)	$(12,555)
Other non-segment items of income (expense)
General and administrative	(3,142)	(4,323)
Advisory fees	(3,847)	(3,975)
Litigation settlement	-	781
Bad debt and allowance	(379)	(12,000)
Other income	4,542	1,727
Gain on foreign currency translation	(525)	-
Equity in earnings of investees	-	5,112
Deferred tax benefit	1,521	34,138

Income (loss) from continuing operations	$(11,382)	$8,905

The table below reconciles the segment information to total assets as of March 31:

	2009	2008
Segment assets	$1,546,709	$1,367,873
Investments in real estate partnerships	27,238	28,681
Other assets and receivables	178,083	252,322
Assets held for sale	58,951	97,833

Total assets	$1,810,981	$1,746,709

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

Discontinued operations for 2009 relates to two properties consisting of the Cullman shopping center sold subsequent to March 31, 2009 and the Chateau Bayou apartments sold in January of 2009. The gain from the sale of the Chateau Bayou apartments is included in the 2009 discontinued operations. The discontinued operations for 2008 relates to 23 apartments, four commercial buildings and four hotels (dollars in thousands) .

	For the Three Months Ended March 31,
	2009	2008
Revenue
Rental	$231	$4,087
Property operations	68	2,393

	163	1,694

Expenses
Interest	(136)	(5,577)
General and administration	(18)	(66)
Depreciation	(22)	(247)

	(176)	(5,890)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(13)	(4,196)
Gain on sale of discontinued operations	4,771	111,370
Net income/sales fee to affiliate	-	(9,337)
Equity of investees gain on sale	-	(300)

Income from discontinued operations before tax	4,758	97,537

Tax expense	(1,665)	(34,138)

Income from discontinued operations	$3,093	$63,399

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

Liquidity. ARL’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. In 2009, ARL will rely on land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet its cash requirement.

Litigation. ARL is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material impact on ARL’s financial condition, results of operations, or liquidity.

NOTE 12. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,913 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 5,000 options outstanding. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. As of March 31, 2009, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 13. SUBSEQUENT EVENTS

On April 22, 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama, for a sales price of $4.0 million.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2008 (“the Form 10-K”).

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. We have acquired $0.7 million and sold $15.7 million of land and income-producing properties during the three months ended March 31, 2009.

We expect the impact of the current state of the economy, including rising unemployment, constrained capital and the dramatic de-leveraging of the financial system, to have a significant impact on the fundamentals of our business, including but not limited to: overall market occupancy, leasing rates, leasing renewals, purchases and dispositions of assets. The continuing loss of market liquidity is affecting all classes of debt securities, and has translated into a decline of funding availability and increased borrowing costs. Historically, we have been well positioned to reduce our exposure to down turns in the economy. Although historical results cannot be relied upon to project future results, we anticipate the diversity within our asset portfolio, the continued development of our apartment projects, and continued efforts to obtain non-traditional financing will allow us to proactively manage our assets.

As of March 31, 2009, we owned 11,946 units in 61 residential apartment communities and one town house, 34 commercial properties comprising 5.9 million rentable square feet and five hotels containing a total of 808 rooms. In addition, at March 31, 2009, we owned 12,560 acres of land held for development and had three projects under construction.

We finance our acquisitions primarily through proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. The Company is advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Realty I, LLC, while the Company’s hotels are managed by Regis Hotel I, LLC. The Company currently contracts with affiliated entities to manage the Company’s apartment communities. Approximately 88.6% of ARL’s common stock is owned by affiliated entities. ARL is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARL does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

At March 31, 2009, ARL subsidiaries owned 82.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003. ARL has consolidated TCI’s accounts and operations since March 31, 2003. At March 31, 2009, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

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

Real Estate

Upon acquisitions of real estate, ARL assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.“ and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.“ (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When ARL provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS No. 66 guidelines.

Non-performing Notes Receivable

Notes receivable are considered to be non-performing when the payee is not in compliance with the terms and conditions of the note agreement or is in default. On a quarterly basis, performing notes are reviewed for compliance and non-performing notes are reviewed to determine if the default has been cured. The note will be classified either performing or non-performing depending on the status of the note receivable upon review. In addition, any note repositioned from performing to non-performing is reviewed for possible impairment.

Interest Recognition on Notes Receivable

Interest income is accrued when due, except for cash flow notes. On cash flow notes accrued but unpaid interest income is only recognized to the extent that cash is received.

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

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 as included in “Part 1, Item 1 Financial Statements” of this report. The total property portfolio represents all income producing properties held as of March 31 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but subsequently sold. Continuing operations represents all properties that have not been reclassed to discontinued operations as of March 31, 2009 for the period presented. The table below shows the number of income producing properties held at the quarter ended March 31:

	2009	2008
Continued operations	99	97
Sales subsequent to year end	1	2

Total property portfolio	101	99

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, newly acquired properties, and developed properties. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The newly acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties are properties that are in the process of construction and development. As we complete each phase of the project, we lease up that phase and include those operations in our income. Once a developed property becomes leased up and is held the entire period for both periods under comparison it is reclassified to the same property portfolio. Income producing properties that we have sold are reclassified to discontinuing operations.

Comparison of the three months ended March 31, 2009 as compared to the same period ended 2008

For the three months ended March 31, 2009, we reported a net loss applicable to common shares of ($7.2) million or ($0.64) per diluted earnings per share, as compared to a net income applicable to common shares of $59.8 million or $4.60 per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $3.5 million as compared to the prior period which by segment was an increase in the apartment portfolio of $2.8 million and an increase in the commercial portfolio of $2.0 million, offset by a decrease in the hotel portfolio of $0.9 million, a decrease in the land portfolio of $0.3 million and a decrease in the other portfolio of $0.1 million. Within the apartment portfolio the increase was attributable to a $3.2 million increase from developed properties in the lease up phase and $0.2 million from newly acquired properties, offset by a $0.6 million decrease in the same property portfolio. Within the commercial portfolio the increase was attributable to a $1.7 million increase from newly acquired properties and a $0.3 million increase from the same properties.

Expenses

Depreciation and amortization increased $1.0 million as compared to the prior period which by segment was an increase in the apartment portfolio of $0.7 million and an increase in the commercial portfolio of $0.3 million. Within the apartment portfolio, the same properties increased $0.1 million and the developed properties increased $0.6 million. Within the commercial portfolio the acquired properties increased $0.3 million.

Other income (expense)

Other income increased $2.8 million as compared to the prior period. The majority of the increase of $2.3 million is from the gains on our disposition of our investment in the Korean REIT. In addition, we had $0.5 of nonrecurring income.

Mortgage and loan interest expense decreased $1.6 million as compared to the prior period which by segment is a decrease in the apartment portfolio of $0.4 million, a decrease in the commercial portfolio of $0.4 million, a decrease in the land portfolio of $0.8 million and a decrease in the other portfolio of $0.1 million, offset by an increase in the hotel portfolio of $0.1 million. Within the apartment portfolio, the same properties decreased $1.6 million, offset by an increase in the developed properties of $1.2 million. Within the commercial portfolio, the same properties increased $0.2 million and the acquired properties increased $0.2 million.

Earnings from unconsolidated subsidiaries decreased $5.1 million as compared to prior period. The decrease is attributable to the lack of activity within the entities. In the prior period, these entities had large non-recurring gains from the sale of properties.

Provisions for allowance on notes receivable and impairment decreased $11.6 million as compared to the prior period. In the prior period, we posted a provision for doubtful collections on our receivables of $5.0 million and a $7.0 million reserve for against certain investments within our portfolio.

Loss from discontinued operations decreased $13.8 million as compared to the prior period. There are only two properties in discontinued operations for 2009 as compared to 30 for 2008. In addition in the prior period, we paid a significant fee in connection with the sale of several properties.

Gain on sale of real estate from discontinued operations decreased $106.6 million. In the current period, we sold one income producing property as compared to 17 apartments, three commercial buildings and four hotels sold during the first quarter of 2008.

Discontinued operations for 2009 relates to two properties consisting of the Cullman shopping center sold subsequent to March 31, 2009 and the Chateau Bayou apartments sold in January of 2009. The gain from the sale of the Chateau Bayou apartments is included in the 2009 discontinued operations. The discontinued operations for 2008 relates to 23 apartments, four commercial buildings and four hotels. A summary of the discontinued operations is shown below (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008
Revenue
Rental	$231	$4,087
Property operations	68	2,393

	163	1,694
Expenses
Interest	(136)	(5,577)
General and administration	(18)	(66)
Depreciation	(22)	(247)

	(176)	(5,890)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(13)	(4,196)
Gain on sale of discontinued operations	4,771	111,370
Net income/sales fee to affiliate	-	(9,337)
Equity of investees gain on sale	-	(300)

Income from discontinued operations before tax	4,758	97,537

Tax expense	(1,665)	(34,138)

Income from discontinued operations	$3,093	$63,399

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	the collection of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowing, including mortgage notes payable and lines of credit.

Our principal liquidity needs over the next twelve months include:

•	funding of normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements including loan maturities;

•	funding capital expenditures; and

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Item 1 and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands).

	March 31,
	2009	2008	Variance

Net cash used in operating activities	(8,238)	(55,795)	47,557
Net cash provided by investing activities	7,639	123,124	(115,485)
Net cash used in financing activities	(3,207)	(71,051)	67,844

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees, and land holding cost. Our primary source of cash from operating activities is rental income on properties. In the prior period, we incurred additional sales fees associated with the sale of the properties.

Our cash provided by investing activities decreased as compared to the prior period. The decrease is primarily due to the decreased cash inflow from the sales of land and income producing properties. Cash from sales of properties decreased $145.5 million as compared to the prior period. This was offset by a decrease in cash outflows for acquisitions of land and income producing properties as compared to the prior period. In addition, we have decreased our cash outflows for construction and development of new properties as compared to the prior period.

Our cash used by financing activities has decreased primarily due to a decrease in cash used to pay off mortgages related to the sale of properties. In the prior period, we paid off $144.3 million in mortgages as compared to $7.5 million in 2009. This was offset by a $65.5 million decrease in proceeds from notes payable. In the current period, our ability to obtain new mortgages for acquisitions has been limited. In addition, we have slowed down on our construction and development projects, effectively decreasing our proceeds from constructions loans by $23.6 million.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss after net operating losses for federal income tax purposes in the first three months of 2009 and a loss in 2008; therefore it recorded no provision for income taxes.

At March 31, 2009, ARL had a net deferred tax asset of $75.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2009, ARL’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$419,807	5.80%	$4,198

Total decrease in ARL’s annual net income			4,198

Per share			$0.37

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (a)
Balance at December 31, 2008			931,665	68,335
January 31, 2009	-	-	931,665	68,335
February 28, 2009	-	-	931,665	68,335
March 31, 2009	-	-	931,665	68,335

Total	-

(a)	In September 2000, the ARI Board of Directors approved a share repurchase program for up to 1,000,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2009

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