Form 10-Q
period 2009-06-30
AMERICAN REALTY INVESTORS INC
filed 2009-08-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	11,237,066
(Class)	(Outstanding at August 5, 2009)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,700,896	$1,712,506
Real estate held for sale at cost, net of depreciation ($0 for 2009 and $640 for 2008)	-	10,333
Real estate subject to sales contracts at cost, net of depreciation ($13,105 for 2009 and $12,226 for 2008)	54,220	55,100
Less accumulated depreciation	(178,930)	(164,537)

Total real estate	1,576,186	1,613,402
Notes and interest receivable
Performing (including $49,461 in 2009 and $38,384 in 2008 from affiliates and related parties)	79,596	68,845
Non-performing (including $0 in 2009 and $12,837 in 2008 from affiliates and related parties)	3,262	20,032
Less allowance for estimated losses	(10,044)	(11,874)

Total notes and interest receivable	72,814	77,003
Cash and cash equivalents	3,764	6,042
Restricted cash	-	271
Investments in securities	-	2,775
Investments in unconsolidated subsidiaries and investees	26,941	27,113
Other assets (including $5,609 in 2009 and $526 in 2008 from affiliates and related parties)	108,156	115,547

Total assets	$1,787,861	$1,842,153

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $9,386 in 2009 and $9,103 in 2008 to affiliates and related parties)	$1,324,289	$1,311,935
Notes related to assets held-for-sale	-	7,722
Notes related to subject to sales contracts	62,155	62,972
Stock-secured notes payable	14,020	14,026
Accounts payable and other liabilities (including $28,042 in 2009 and $23,018 in 2008 to affiliates and related parties)	136,723	147,920

	1,537,187	1,544,575

Commitments and contingencies:
Shareholders’ equity:
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2009 and in 2008 (liquidation preference $33,909), including 900,000 shares in 2009 and 2008 held by subsidiaries	4,979	4,979

Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138 shares in 2009 and in 2008	114	114

Treasury stock at cost; 637,072 shares in 2009 and 2008, which includes 276,972 shares held by TCI (consolidated) as of 2009 and 2008.	(5,954)	(5,954)
Paid-in capital	91,946	92,609
Retained earnings	83,465	119,599
Accumulated other comprehensive income	2,185	4,331

Total American Realty Investors shareholders’ equity	176,735	215,678

Non-controlling interest	73,939	81,900

Total equity	250,674	297,578

Total liabilities and equity	$1,787,861	1,842,153

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $1,019 and $111 for three months and $2,108 and $369 for six months 2009 and 2008 respectively from affiliates and related parties)	$46,340	$45,388	$93,471	$89,610

Expenses:
Property operating expenses (including $2,162 and $2,117 for three months and $4,300 and $4,335 for six months 2009 and 2008 respectively from affiliates and related parties)	23,660	28,221	54,039	58,602
Depreciation and amortization	8,209	6,664	16,001	13,494
General and administrative (including $1,230 and $874 for three months and $2,643 and $1,985 for six months 2009 and 2008 respectively from affiliates and related parties)	2,120	3,701	5,262	7,610
Advisory fee to affiliate	3,838	3,921	7,685	7,895

Total operating expenses	37,827	42,507	82,987	87,601

Operating income	8,513	2,881	10,484	2,009

Other income (expense):
Interest income (including $(995) and $1,840 for three months and $526 and $3,013 for six months 2009 and 2008 respectively from affiliates and related parties)	(64)	1,619	2,265	3,719
Other income (including $366 and $81 for three months and $679 and $958 for six months 2009 and 2008 respectively from affiliates and related parties)	493	2,054	5,036	3,782
Mortgage and loan interest including $765 and $287 for three months and $1,418 and $545 for six months 2009 and 2008 respectively from affiliates and related parties)	(23,009)	(22,187)	(44,087)	(44,773)
Earnings (loss) from unconsolidated subsidiaries and investees	(197)	(416)	(197)	4,970
Gain on foreign currency translation	604	-	78	-
Provision on impairment of note receivables and real estate assets	(30,260)	-	(30,639)	(12,000)
Litigation settlement	301	4	301	-

Total other expenses	(52,132)	(18,926)	(67,243)	(44,302)

Loss before gain on land sales, non-controlling interest, and taxes	(43,619)	(16,045)	(56,759)	(42,293)
Gain on land sales	8,040	2,890	8,208	4,165

Loss from continuing operations before tax	(35,579)	(13,155)	(48,551)	(38,128)
Income tax benefit (expense)	684	(541)	2,230	33,507

Net loss from continuing operations	(34,895)	(13,696)	(46,321)	(4,621)

Discontinued operations:
Loss from discontinued operations	(206)	(5,591)	(150)	(19,684)
Gain on sale of real estate from discontinued operations	2,161	3,764	6,932	115,134
Income tax benefit (expense) from discontinued operations	(684)	640	(2,374)	(33,408)

Net income (loss)	(33,624)	(14,883)	(41,913)	57,421
Less: net income (loss) attributable to non-controlling interests	5,338	2,417	7,023	(9,460)

Net income (loss) attributable to American Realty Investors, Inc.	(28,286)	(12,466)	(34,890)	47,961
Preferred dividend requirement	(622)	(623)	(1,244)	(1,246)

Net income (loss) applicable to common shares	$(28,908)	$(13,089)	$(36,134)	$46,715

Earnings per share - basic
Loss from continuing operations	$(2.69)	$(1.14)	$(3.60)	$(0.56)
Discontinued operations	0.12	(0.11)	0.38	5.02

Net income (loss) applicable to common shares	$(2.57)	$(1.25)	$(3.22)	$4.46

Earnings per share - diluted
Loss from continuing operations	$(2.69)	$(1.14)	$(3.60)	$(0.56)
Discontinued operations	0.12	(0.11)	0.38	5.02

Net income (loss) applicable to common shares	$(2.57)	$(1.25)	$(3.22)	$4.46

Weighted average common share used in computing earnings per share	11,237,066	10,443,041	11,237,066	10,447,041
Weighted average common share used in computing diluted earnings per share	11,237,066	10,443,041	11,237,066	10,447,041

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(29,658)	$(11,279)	$(39,197)	$(4,614)
Income (loss) from discontinued operations	1,372	(1,187)	4,307	52,575

Net income (loss)	$(28,286)	$(12,466)	$(34,890)	$47,961

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009

(unaudited)

(dollars in thousands)

	Total Capital	Comprehensive Loss	Series A Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
				Shares	Amount

Balance, December 31, 2008	$297,578	$-	$4,979	11,874,138	$114	$(5,954)	$92,609	$119,599	$4,331	$81,900
Unrealized loss on investment securities	(2,575)	(2,575)	-	-	-	-	-	-	(2,146)	(429)
Net loss	(41,913)	(41,913)	-	-	-	-	-	(34,890)	-	(7,023)
Acquisition of non-controlling interest	(1,172)	-	-	-	-	-	(663)	-	-	(509)
Series A preferred stock cash dividend ($1.00 per share)	(1,244)	-	-	-	-	-	-	(1,244)	-	-

Comprehensive loss		(44,488)	-	-	-	-	-	-	-	-

Balance, June 30, 2009	$250,674		$4,979	11,874,138	$114	$(5,954)	$91,946	$83,465	$2,185	$73,939

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY ADVISORS, INC

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For Six Months Ended June 30, 2009

(unaudited)

	2009	2008
Net income (loss)	$(41,913)	$57,421
Other comprehensive income (loss)
Unrealized gain on foreign currency translation	-	9,685
Unrealized loss on investment securities	(2,146)	(6,952)

Total other comprehensive income (loss)	(2,146)	2,733

Comprehensive income (loss)	(44,059)	60,154
Comprehensive income attributable to non-controlling interest	7,023	-

Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(37,036)	$60,154

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(36,134)	$46,715
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(8,208)	(4,165)
Depreciation and amortization	16,035	13,832
Provision on impairment of note receivables and real estate assets	30,639	12,000
Amortization of deferred borrowing costs	3,153	4,505
Earnings from unconsolidated subsidiaries and investees	197	(4,396)
Change in non-controlling interest	(7,023)	-
Loss on foreign currency translation	(78)	-
Gain on sale of income producing properties	(6,932)	(115,134)
(Increase) decrease in assets:
Accrued interest receivable	(328)	581
Restricted cash	271	1,280
Other assets	(4,181)	1,928
Prepaid expense	583	80
Escrow	12,276	(14,093)
Earnest money	(2,614)	(5,255)
Rent receivables	(277)	(6,913)
Increase (decrease) in liabilities:
Accrued interest payable	183	(2,212)
Intercompany change	4,082	60,694
Other liabilities	(15,279)	(19,142)

Net cash used in operating activities	(13,635)	(29,695)

Cash Flow From Investing Activities:
Proceeds from notes receivables ($3,077 in 2009, $0 in 2008 from affiliates)	4,517	6,783
Acquisition of land held for development	(650)	(15,214)
Proceeds from sales of income producing properties	13,750	156,483
Proceeds from sale of land	16,253	12,197
Investment in unconsolidated real estate entities	172	(8,550)
Improvement of land held for development	(2,578)	(1,680)
Improvement of income producing properties	(1,684)	(4,713)
Investment in marketable securities	2,775	11,752
Acquisition of income producing properties	-	(63,227)
Acquisition of uncontrollable interest	(3,088)	-
Construction and development of new properties	(23,670)	(66,860)

Net cash provided by investing activities	5,797	26,971

Cash Flow From Financing Activities:
Proceeds from notes payable	32,760	157,162
Recurring amortization of principal on notes payable	(12,432)	(11,150)
Payments on maturing notes payable	(16,321)	(154,171)
Deferred financing costs	1,559	3,587
Stock-secured borrowings	(6)	(3,903)
Repurchase/sale of treasury stock	-	(314)

Net cash provided (used) by financing activities	5,560	(8,789)

Net decrease in cash and cash equivalents	(2,278)	(11,513)
Cash and cash equivalents, beginning of period	6,042	11,560

Cash and cash equivalents, end of period	$3,764	$47

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,728	$50,558
Cash paid for income taxes, net of refunds	$985	$-

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$-	$9,685
Unrealized loss on marketable securities	$(2,575)	$(6,952)
Note receivable allowance	$-	$(1,500)
Note receivable received from affiliate	$2,341	$-
Note receivable from sale of real estate	$2,700	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. (“ARL”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL”. Approximately 82% of ARL’s stock is owned by affiliated entities. ARL owns approximately 83% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., (“TCI”) a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol “TCI”. The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARL subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARL has consolidated TCI’s accounts and operations since March 2003. As of June 30, 2009, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

Properties

The Company owns or had interests in a total property portfolio of 99 income producing properties as of June 30, 2009. The commercial properties aggregate approximately 5.8 million net rentable square feet as of June 30, 2009.

At June 30, 2009, the properties consisted of:

•	33 commercial buildings, which consists of 20 office buildings, eight commercial warehouses, and five retail centers;

•	five hotels;

•	61 apartment communities inclusive of one developed property in the lease up phase, excluding apartments being developed; and

•	12,548 acres of developed and undeveloped land.

The Company is involved in the construction of three development projects as of June 30, 2009. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

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

In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Company as of January 1, 2009. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

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

NOTE 2. REAL ESTATE ACTIVITY

A summary of some of the significant transactions are discussed below:

In January 2009, we sold 9.3 acres of land Known as Woodmont Schiff-Park Forest land for a sales price of $7.7 million. We received $3.9 million in cash after paying off the existing note of $3.2 million, closing costs and commissions. In addition, we booked a $2.1 million receivable. There was no gain or loss on the sale of the property.

In January 2009, we sold the Chateau Bayou Apartments, a 122 unit complex located in Ocean Springs, Mississippi for $6.9 million. We received $3.1 million in cash after paying off the existing mortgage of $3.5 million and closing costs of $0.3 million. We posted a gain on sale from discontinued operations of $4.2 million.

In April 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama for a sales price of $4.0 million. We recorded a deferred gain on sale of $1.9 million after paying off the existing debt of $0.9 million and closing costs.

In April 2009, we sold 3.02 acres of land known as West End land, for a sales price of $8.5 million. We recorded a gain on sale of $4.9 million after paying off the existing debt of $3.4 million and closing costs.

In April 2009, we sold 3.13 acres of land known as Verandas at City View land, for a sales price of $1.3 million. We recorded a gain of $0.7 million after paying off the existing debt of $1.3 million and closing costs.

In June 2009, we sold 3.96 acres of land known as Teleport land, for a sales price of $1.1 million. We recorded a gain of $0.4 million after paying off the existing debt of $0.14 million and closing costs.

In June 2009, we sold the Bridgestone apartments, for a sales price of $2.9 million. We recorded a gain of $2.2 million after paying off the existing debt of $1.9 million and closing costs.

In June 2009, we sold 8.23 acres of land known as Leone land, for a sales price of $3.2 million. We recorded a gain of $1.5 million after paying off the existing debt of $1.2 million and closing costs.

We continue to invest in the development of apartments and various projects. During the six months ended June 30, 2009, we have expended $18.4 million on construction and development and capitalized $5.3 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

The table below shows our notes receivables as of June 30, 2009 (dollars in thousands).

Borrower		Maturity Date		Interest Rate	Amount	Security
Performing loans:
	3334Z Apts, LP	04/12		6.50%	$1,875	100% Interest in 3334Z Apts
	Basic Capital Management (1)	10/11		Prime + 2%	1,253	Industrial building, Arlington, TX
	Basic Capital Management (1)	10/11		Prime + 2%	1,523	Retail building, Cary, NC
	CTMGT Travis Ranch, LLC	08/14		6.00%	5,488	Unsecured
	Dallas Fund XVII LP	10/09		9.00%	6,000	Assignment of partnership interests
	Garden Centura LP (1)	N/A		7.00%	3,518	Excess cash flow from partnership
	International Health Product (1)	08/10		Prime + 1%	3,779	335900 Shares of Stock (11.25 per share)
	Miscellaneous non-related party notes	Various		Various	4,153	Various security interests
	Miscellaneous related party notes (1)	Various		Various	3,767	Various security interests
	Pioneer Austin Development	10/08	(2)	18.00%	2,407	33 acres undeveloped land, Austin, TX
	Realty Advisors (1)	11/11		7.00%	12,999	850 shares of ARI stock owned by BCM
	Syntek Acquisition Corp (1)	08/10		Prime + 1%	3,354	Unsecured
	Thornwood Wrap Note, ICC Surfwood	07/09		Prime + 1.5%	1,638	Unsecured
	Unified Housing of Harvest Hill (1)	10/13		12.00%	8,783	100% Interest in UHF Harvest Hill
	HFS of Humble LLC (1)	12/09		12.00%	2,630	100% Interest in HFS Humble
	UHF Inwood (1)	12/09		12.00%	4,974	100% Interest in UHF Inwood
	UHF Kensington (1)	03/14		12.00%	5,099	100% Interest in UHF Kensington
	UHF McKinney (1)	12/13		12.00%	2,375	100% Interest in UHF McKinney
	Accrued interest				3,981

Total Performing					$79,596

Non-Performing loans:
	Tracy Suttles	12/11		0.00%	1,077	Unsecured
	Windmill Farms	07/09		7.00%	2,185	Unsecured

Total Non-Performing					$3,262

Total					82,858
	Allowance for estimated losses				(10,044)

Total					$72,814

(1)	Related party notes
(2)	Renegotiating note

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. Income Opportunity Realty Investors, Inc. (“IOT”) is a related entity and an unconsolidated subsidiary.

Investment accounted for via the equity method consists of the following:

			Percentage ownership
			at June 30, 2009	at June 30, 2008

ARL	LK Four Hickory	(2)	29%	29%

ARL/TCI	Income Opportunity Investors, Inc.	(1)	25%	25%

ARL/TCI	Garden Centura, LP	(2)	5%	5%

ARL	Gruppa Florentina, LLC	(2)	20%	20%

(1)	Unconsolidated subsidiary
(2)	Other investees

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

For the six months ended June 30, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$36,884	$128,112	$164,996
Notes Receivable	37,246	3,641	40,887
Other assets	38,761	43,746	82,507
Notes payable	(42,056)	(95,419)	(137,475)
Other liabilities	(815)	(8,825)	(9,640)
Shareholders equity/partners capital	$(70,020)	$(71,255)	(141,275)

	-	-	-

Revenue	$1,466	$26,867	28,333
Depreciation	(123)	(3,116)	(3,239)
Operating expenses	(811)	(20,146)	(20,957)
Gain on land sales	-	-	-
Interest expense	(1,286)	(3,073)	(4,359)

Income from continuing operations	(754)	532	(222)
Income from discontinued operations	-	-	-

Net income (loss)	$(754)	$532	(222)

Companys proportionate share of earnings	$(188)	$134	(54)

For the six months ended June 30, 2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$37,141	$132,548	$169,689
Notes Receivable	28,000	3,047	31,047
Other assets	47,028	43,051	90,079
Notes payable	(43,423)	(98,385)	(141,808)
Other liabilities	(4,844)	(9,584)	(14,428)
Shareholders equity/partners capital	$(63,902)	$(70,677)	(134,579)

	-	-	-

Revenue	$2,393	$28,676	31,069
Depreciation	(123)	(2,949)	(3,072)
Operating expenses	5,492	(22,029)	(16,537)
Gain on land sales	-	-	-
Interest expense	(1,863)	(3,052)	(4,915)

Income from continuing operations	5,899	646	6,545
Income from discontinued operations	13,938	-	13,938

Net income	$19,837	$646	20,483

Companys proportionate share of earnings	$4,943	$23	4,966

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities which consisted of our investment in Realty Korea CR-REIT, Ltd. were completely disposed of in the current year.

NOTE 6. NOTES PAYABLE

In conjunction with the development of various apartment projects and other developments, we drew down $15.7 million in construction loans during the six months ended June 30, 2009.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. The Company also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities and bear interest rates ranging from 3.50% to 13.00% per annum. Stock-secured notes payable and margin borrowings were $55.8 million at June 30, 2009.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2009 (dollars in thousands).

Balance, December 31, 2008	$(23,018)
Cash transfers	46,299
Cash repayments	(43,606)
Fees and commissions payable to affiliate	(12,191)
Advances due to financing proceeds	6,197
Payments through affiliates	(781)

Balance, June 30, 2009	$(27,100)

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

NOTE 9. IMPAIRMENT INVESTMENTS AND REAL ESTATE ASSETS

During the course of the Company’s review of the carrying value of its investment and ownership of real estate assets, it was determined that an impairment charge of $30.6 million was required during the six months ended June 30, 2009.

In June 2009, eight partnerships in which a subsidiary of the company had ownership interests filed for Chapter Eleven bankruptcy protection. ARL’s investment in the real estate partnerships was approximately $40.0 million. Based upon the company’s estimates of the fair market value of the investments, impairments were recorded resulting in a loss in the investment portfolio of $18.0 million. Based upon ARL’s estimates of fair market value of its real estate assets, impairments of $1.8 million were recorded for a commercial property, and $7.3 million in land we currently hold. Further, the Company incurred a $3.5 million loss for land that was sold in the third quarter. As of June 30, 2009, the land that was sold was impaired to reflect the reduced value.

NOTE 10. OPERATING SEGMENTS

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

Presented below are the Company’s reportable segments’ operating incomes for the three and six months ended June 30, 2009 and 2008, including segment assets and expenditures (dollars in thousands):

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Three Months Ended June 30, 2009
Operating revenue	$17,652	$24,375	$3,866	$87	$360	$46,340
Operating expenses	9,932	10,650	2,969	109	-	23,660
Depreciation and amortization	3,436	4,489	284	-	-	8,209
Mortgage and loan interest	4,660	10,960	800	4,947	1,642	23,009
Interest income	-	-	-	-	(64)	(64)
Gain on land sales	-	-	-	8,040	-	8,040

Segment operating income (loss)	$(376)	$(1,724)	$(187)	$3,071	$(1,346)	$(562)

Capital expenditures	1,336	15	66	-	-	1,417
Assets	335,598	667,080	26,959	517,262	(24,933)	1,521,966

Property Sales
Sales price	$2,850	$-	$-	$15,148	$-	$17,998
Cost of sale	689	-	-	7,108	-	7,797
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$2,161	$-	$-	$8,040	$-	$10,201

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Three Months Ended June 30, 2008
Operating revenue	$17,896	$21,439	$4,329	$599	$1,125	$45,388
Operating expenses	10,589	13,190	3,618	824	-	28,221
Depreciation and amortization	2,907	3,434	269	1	53	6,664
Mortgage and loan interest	4,900	9,225	785	4,207	3,070	22,187
Interest income	-	-	-	-	1,619	1,619
Gain on land sales	-	-	-	2,890	-	2,890

Segment operating loss	$(500)	$(4,410)	$(343)	$(1,543)	$(379)	$(7,175)

Capital expenditures	-	-	-	-	-	-
Assets	366,940	604,934	27,651	356,784	77,133	1,433,442

Property Sales
Sales price	$-	$3,650	$-	$10,203	$-	$13,853
Cost of sale	-	1,736	-	7,163	-	8,899
Deferred current gain	-	-	-	150	-	150
Recognized prior deferred gain	-	1,850	-	-	-	1,850

Gain on sale	$-	$3,764	$-	$2,890	$-	$6,654

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended June 30,
	2009	2008
Segment operating loss	$(562)	$(7,175)
Other non-segment items of income (expense)
General and administrative	(2,120)	(3,701)
Advisory fees	(3,838)	(3,921)
Litigation settlement	301	4
Provision on impairment of note receivables and real estate assets	(30,260)	-
Other income	493	2,054
Gain on foreign translation	604	-
Equity in earnings of investees	(197)	(416)
Deferred tax benefit (expense)	684	(541)

Loss from continuing operations	$(34,895)	$(13,696)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For the Three Months Ended June 30,
	2009	2008
Segment assets	$1,521,966	$1,433,442
Investments in real estate partnerships	26,941	36,417
Other assets and receivables	184,734	185,174
Assets held for sale	54,220	94,563

Total assets	$1,787,861	$1,749,596

For the Six Months Ended June 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$37,935	$47,410	$7,540	$198	$388	$93,471
Operating expenses	20,881	26,858	5,777	523	-	54,039
Depreciation and amortization	6,820	8,614	567	-	-	16,001
Mortgage and loan interest	9,391	20,177	1,641	9,170	3,708	44,087
Interest income	-	-	-	-	2,265	2,265
Gain on land sales	-	-	-	8,208	-	8,208

Segment operating income (loss)	$843	$(8,239)	$(445)	$(1,287)	$(1,055)	$(10,183)

Capital expenditures	1,336	15	66	-	-	1,417
Assets	335,598	667,080	26,959	517,262	(24,933)	1,521,966

Property Sales
Sales price	$9,750	$-	$-	$23,327	$-	$33,077
Cost of sale	3,350	-	-	15,119	-	18,469
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	532	532

Gain on sale	$6,400	$-	$-	$8,208	$532	$15,140

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Six Months Ended June 30, 2008
Operating revenue	$36,166	$41,492	$9,810	$1,241	$901	$89,610
Operating expenses	22,474	26,131	7,096	2,901	-	58,602
Depreciation and amortization	5,979	6,900	611	2	2	13,494
Mortgage and loan interest	10,076	18,998	1,539	9,007	5,153	44,773
Interest income	-	-	-	-	3,719	3,719
Gain on land sales	-	-	-	4,165	-	4,165

Segment operating income (loss)	$(2,363)	$(10,537)	$564	$(6,504)	$(535)	$(19,375)

Capital expenditures	-	-	-	-	-	-
Assets	366,940	604,934	27,651	356,784	77,133	1,433,442

Property Sales
Sales price	$35,797	$120,687	$11,749	$13,077	$-	$181,310
Cost of sale	16,949	33,977	4,023	8,762	-	63,711
Deferred current gain	-	-	-	150	-	150
Recognized prior deferred gain	-	1,850	-	-	-	1,850

Gain on sale	$18,848	$88,560	$7,726	$4,165	$-	$119,299

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2009	2008
Segment operating loss	$(10,183)	$(19,375)
Other non-segment items of income (expense)
General and administrative	(5,262)	(7,610)
Advisory fees	(7,685)	(7,895)
Litigation settlement	301	-
Provision on impairment of note receivables and real estate assets	(30,639)	(12,000)
Other income	5,036	3,782
Gain on foreign translation	78	-
Equity in earnings of investees	(197)	4,970
Deferred tax benefit	2,230	33,507

Loss from continuing operations	$(46,321)	$(4,621)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For the Six Months Ended June 30,
	2009	2008
Segment assets	$1,521,966	$1,433,442
Investments in real estate partnerships	26,941	36,417
Other assets and receivables	184,734	185,174
Assets held for sale	54,220	94,563

Total assets	$1,787,861	$1,749,596

NOTE 11. DISCONTINUED OPERATIONS

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

Discontinued operations for 2009 relates to three properties consisting of the Chateau Bayou apartments sold in January 2009, Bridgestone apartments and Cullman Shopping Center sold second quarter 2009. The gain from the sale of Chateau Bayou, Bridgestone and Cullman are included in the 2009 discontinued operations. The discontinued operations for 2008 relates to 30 income producing properties of which 27 were sold in 2008 consisting of 20 apartments, three commercial buildings, four hotels, two apartments and one commercial property sold during 2009 (dollars in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Rental	$148	$969	$515	$5,203
Property operations	250	486	473	2,966

	(102)	483	42	2,237

Expenses
Interest	(58)	(635)	(131)	(6,251)
General and administrative	(41)	(769)	(27)	(835)
Depreciation	(5)	(84)	(34)	(338)

	(104)	(1,488)	(192)	(7,424)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(206)	(1,005)	(150)	(5,187)
Gain on sale of discontinued operations	2,161	3,764	6,932	115,134
Net income/sales fee to affiliate	-	(4,586)	-	(13,923)
Equity of investees gain on sale	-	-	-	(574)

Income (loss) from discontinued operations before tax	1,955	(1,827)	6,782	95,450
Tax benefit (expense)	(684)	640	(2,374)	(33,408)

Income (loss) from discontinued operations	$1,271	$(1,187)	$4,408	$62,042

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,913 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 options outstanding. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. As of June 30, 2009, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 14. SUBSEQUENT EVENTS

On July 2, 2009, ARL sold 29.53 acres of Hines Meridian land and 807.90 acres of Travis Ranch land into a joint venture that ARL retains 50% of future cash flow. At June 30, 2009, ARL recorded a $4.8 million loss due to impairment value and will carry ARL’s investment in this unconsolidated joint venture at $4.0 million.

In second quarter 2009, ARL impaired land with a carrying value of $34.9 million by $3.8 million. On July 31, 2009, the land was sold for the revised carrying value.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

With TCI’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations will now be consolidated with those of TCI for tax and financial reporting purposes.

On July 17, 2009, the Advisory Agreement dated as of July 1, 2003 between IOT and SWI was terminated by mutual agreement. SWI had served as IOT’s advisor since July 1, 2003. On July 17, 2009, IOT entered into an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”). Prime also serves as a contractual advisor to TCI and ARL.

At July 17, 2009, IOT owned the following real estate assets:

Commercial	Location	Square feet
2010 Valley View (office building)	Farmers Branch, TX	40,666
Parkway Center (shopping center)	Dallas, TX	28,374

Total		69,040

Land	Location	Acres
Eagle Crest (industrial warehouse)[1]	Farmers Branch, TX	23
Three Hickory Centre	Farmers Branch, TX	9
Travelers Land	Farmers Branch, TX	202

Total		234

[1]	Includes a 133,000 square foot warehouse

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. We have acquired $0.7 million of land and sold for a sales price of $16.3 million of land and $13.8 million of income-producing properties during the six months ended June 30, 2009.

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

As of June 30, 2009, we owned 11,871 units in 60 residential apartment communities and one town house, 33 commercial properties comprising 5.8 million rentable square feet and five hotels containing a total of 808 rooms. In addition, at June 30, 2009, we owned 12,548 acres of land held for development and had three projects under construction. We finance our acquisitions primarily through proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. The Company is advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Realty I, LLC, while the Company’s hotels are managed by Regis Hotel I, LLC. The Company currently contracts with affiliated entities to manage the Company’s apartment communities. Approximately 88.6% of ARL’s common stock is owned by affiliated entities. ARL is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARL does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

At June 30, 2009, ARL subsidiaries owned 82.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”), which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003. ARL has consolidated TCI’s accounts and operations since March 2003. At June 30, 2009, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

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

Impairment of Notes Receivable and Real Estate Assets

Management reviews the carrying values of ARL’s properties, investments in real estate partnerships, and mortgage notes receivable at least annually and whenever events or a change in circumstances indicate that impairment may exist. Impairment is considered to exist if, in the case of a property, the future cash flow from the property (undiscounted and without interest) is less than the carrying amount of the property. For notes receivable, impairment is considered to exist if it is probable that all amounts due under the terms of the note will not be collected. If impairment is found to exist, a provision for loss is recorded by a charge against earnings to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. The mortgage note receivable review includes an evaluation of the collateral property securing each note. The property review generally includes: (1) selective property inspections, (2) a review of the property’s current rents compared to market rents, (3) a review of the property’s expenses, (4) a review of maintenance requirements, (5) a review of the property’s cash flow, (6) discussions with the manager of the property, and (7) a review of properties in the surrounding area.

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

Revenue Recognition on the Sale of Real Estate

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate. “(“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using the deposit, installment, cost recovery or financing method, whichever is appropriate. When ARL provides seller financing, gain is not recognized at the time of sale unless the buyer’s initial investment and continuing investment are deemed to be adequate as determined by SFAS No. 66 guidelines.

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

Interest Recognition on Notes Receivable

Interest income is accrued when due, except for cash flow notes. With respect to cash flow notes accrued but unpaid interest income is only recognized to the extent that cash is received.

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

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 as included in “Part 1, Item 1 Financial Statements” of this report. The total property portfolio represents all income producing properties held as of June 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but subsequently sold. Continuing operations represents all properties that have not been reclassed to discontinued operations as of June 30, 2009 for the period presented. The table below shows the number of income producing properties held at the quarter ended June 30:

	2009	2008
Continued operations	99	89
Sales subsequent to year end	-	5

Total property portfolio	99	94

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

Comparison of the three months ended June 30, 2009 as compared to the same period ended 2008

For the three months ended June 30, 2009, we reported a net loss applicable to common shares of ($28.9) million or ($2.57) per diluted earnings per share, as compared to a net income applicable to common shares of ($13.1) million or ($1.25) per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $1.0 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $2.9 million, offset by a decrease in the commercial portfolio of $0.2 million, a decrease in the hotel portfolio of $0.5 million, a decrease in the land portfolio of $0.5 million and a decrease in the other portfolio of $0.7 million. Within the apartment portfolio, the $3.5 million increase was due to developed properties in the lease up phase and $0.2 million from newly acquired properties, offset by a $0.8 million decrease in the same property portfolio. Within the commercial portfolio, the $1.0 million increase was due to newly acquired properties and a $1.2 million decrease from the same properties.

Expenses

Property operating expenses decreased by $4.6 million as compared to prior year period which by segment is a decrease in the apartment portfolios of $2.4 million, commercial properties of $0.7 million, hotel portfolio of $0.6 million and land and other portfolio of $0.9 million. Within the apartment portfolio, decreases came from same properties which decreased $2.9 million, and developed properties increased by $0.5 million. Within the commercial properties the same properties decreased $1.0 million and the acquired properties increased $0.3 million.

Depreciation and amortization increased $1.5 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $1.0 million and an increase in the commercial portfolio of $0.5 million. Within the apartment portfolio, the developed properties increased $1.0 million. Within the commercial portfolio, the same properties increased $0.1 million and the acquired properties increased $0.4 million.

General and administrative costs decreased $1.6 million as compared to the prior year period due to decrease in office rent space expense, cost reimbursements and miscellaneous expenses not needed in 2009.

Other Income (Expense)

Other income decreased $1.6 million as compared to the prior year period. We had $0.5 million of nonrecurring miscellaneous income.

Mortgage and loan interest expense increased $0.8 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.7 million, a decrease in the commercial portfolio of $0.2 million, an increase in the land portfolio of $0.7 million and a decrease in the other portfolio of $1.4 million. Within the apartment portfolio, the same properties decreased $0.4 million, offset by an increase in the developed properties of $2.1 million. Within the commercial portfolio, the same properties increased $0.1 million and the acquired properties increased $0.1 million.

Earnings from unconsolidated subsidiaries increased $0.2 million as compared to prior year period. The increase is attributable to the lack of activity within the entities. In the prior year period, these entities had large non-recurring gains from the sale of properties.

Provision on impairment of notes receivable, investments in real estate partnerships, and real estate assets increased by $30.3 million as compared to prior year period. Impairment was recorded as an additional loss in the investment portfolio of $18.0 million, impairment of $1.8 million of a commercial property, $7.3 million in land we currently hold and $3.2 million in land that was sold in the third quarter for a loss. As of June 30, 2009, properties were impaired to reflect reduced value. There was no impairment booked in the prior year quarter.

Gain on land sales increased by $5.2 million as compared to the prior year period. The increase was due to recording a gain of $4.9 million on the sale of 3.02 acres of land known as West End land in the current period. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million and sold 8.23 acres of land known as Leone land for a gain on $1.5 million. There were no other land sales during the quarter. In the prior year period, we sold 67.1 acres of land for a gain of $2.8 million.

Discontinued operations for 2009 relates to three properties consisting of the Chateau Bayou apartments sold in January 2009, Bridgestone apartments and Cullman Shopping Center sold in the second quarter 2009. The gain from the sale of Chateau Bayou, Cullman and Bridgestone are included in the 2009 discontinued operations. The discontinued operations for 2008 relates to 30 income producing properties of which 27 were sold in 2008 consisting of 20 apartments, three commercial buildings, four hotels, two apartments and one commercial property sold during 2009 (dollars in thousands):

	For the Three Months Ended June 30,
	2009	2008
Revenue
Rental	$148	$969
Property operations	250	486

	(102)	483
Expenses
Interest	(58)	(635)
General and administrative	(41)	(769)
Depreciation	(5)	(84)

	(104)	(1,488)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(206)	(1,005)
Gain on sale of discontinued operations	2,161	3,764
Net income/sales fee to affiliate	-	(4,586)
Equity of investees gain on sale	-	-

Income (loss) from discontinued operations before tax	1,955	(1,827)
Tax benefit (expense)	(684)	640

Income (loss) from discontinued operations	$1,271	$(1,187)

Comparison of the six months ended June 30, 2009 as compared to the same period ended 2008

For the six months ended June 30, 2009, we reported a net loss applicable to common shares of ($36.1) million or ($3.22) per diluted earnings per share, as compared to a net income applicable to common shares of $46.7 million or $4.46 per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $3.9 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $5.9 million and an increase in the commercial portfolio of $1.8 million, offset by a decrease in the hotel portfolio of $2.3 million, a decrease in the land portfolio of $1.0 million and a decrease in the other portfolio of $0.5 million. Within the apartment portfolio the increase was attributable to a $7.1 million from developed properties in the lease up phase and $0.8 million from newly acquired properties, offset by a $2.0 million decrease in the same property portfolio. Within the commercial portfolio the increase was attributable to a $2.7 million increase from newly acquired properties and a $0.9 million decrease from the same properties.

Expenses

Property operating expenses decreased by $4.6 million as compared to the prior year period which by segment is an increase in the apartment portfolios of $0.7 million, a decrease in the commercial properties of $1.6 million, hotel portfolio of $1.3 million and land and other portfolio of $2.4 million. Within the apartment portfolio, increases came from developed properties which increased by $0.7 million. Within the commercial properties the same properties decreased $1.7 million and the acquired properties increased $0.1 million.

Depreciation and amortization increased $2.5 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $1.7 million and an increase in the commercial portfolio of $0.8 million. Within the apartment portfolio, the developed properties increased $1.7 million. Within the commercial portfolio the acquired properties increased $0.8 million.

General and administrative expenses decreased $2.3 million as compared to the prior year period due to decrease in office rent space expense, cost reimbursements and miscellaneous expenses not needed in 2009.

Other Income (Expense)

Other income increased $1.3 million as compared to the prior year period. The majority of the increase is from the gains on our disposition of our investment in the Korean REIT.

Mortgage and loan interest expense decreased $0.7 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.2 million, a decrease in the commercial portfolio of $0.7 million, an increase in the land portfolio of $0.2 million, a decrease in the other portfolio of $1.5 million, and an increase in the hotel portfolio of $0.1 million. Within the apartment portfolio, the same properties increased $2.2 million, offset by a decrease in the developed properties of $1.0 million. Within the commercial portfolio, the acquired properties decreased $0.7 million.

Earnings from unconsolidated subsidiaries decreased $5.2 million as compared to prior year period. The decrease is attributable to the lack of activity within the entities. In the prior year period, these entities had large non-recurring gains from the sale of properties.

Provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $18.6 million as compared to prior year period. Impairment was recorded as an additional loss in the investment portfolio of $18.0 million, impairment of $1.8 million of a commercial property, $7.3 million in land we currently hold and $3.5 million in land that was sold in the third quarter for a loss. As of June 30, 2009, properties were impaired to reflect reduced value. In the prior year period, we posted a provision for doubtful collections on our receivables of $5.0 million and a $7.0 million reserve for certain investments within our portfolio.

Gain on land sales increased by $4.0 million as compared to the prior year period. The increase was due to recording a gain of $4.7 million on the sale of 3 acres of land known as West End land in the current period. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million, sold .91 acres of land known as JHL Connell land for a gain of $0.4 million and sold 8.23 acres of land known as Leone land for a gain on $1.5 million. We sold 9.2 acres of land known as Woodmont Schiff-Park Forest land at break even. There were no other land sales during the quarter. In the prior year period, we sold 80.99 acres of land for a gain of $4.2 million.

Discontinued operations for 2009 relates to three properties consisting of the Chateau Bayou apartments sold January 2009, Bridgestone apartments and Cullman Shopping Center sold second quarter 2009. The gain from the sale of Chateau Bayou, Bridgestone and Cullman are included in the 2009 discontinued operations. The discontinued operations for 2008 relates to 30 income producing properties of which 27 were sold in 2008 consisting of 20 apartments, three commercial buildings, four hotels, and two apartments and one commercial property sold during 2009 (dollars in thousands):

	For the Six Months Ended June 30,
	2009	2008
Revenue
Rental	$515	$5,203
Property operations	473	2,966

	42	2,237

Expenses
Interest	(131)	(6,251)
General and administrative	(27)	(835)
Depreciation	(34)	(338)

	(192)	(7,424)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(150)	(5,187)
Gain on sale of discontinued operations	6,932	115,134
Net income/sales fee to affiliate	-	(13,923)
Equity of investees gain on sale	-	(574)

Income from discontinued operations before tax	6,782	95,450
Tax expense	(2,374)	(33,408)

Income from discontinued operations	$4,408	$62,042

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	the collection of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowing, including mortgage notes payable and lines of credit.

Our principal liquidity needs over the next twelve months include:

•	funding of normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements including loan maturities;

•	funding capital expenditures; and

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing.

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

	June 30,
	2009	2008	Variance
Net cash used in operating activities	(13,635)	(29,695)	16,060
Net cash provided by investing activities	5,797	26,971	(21,174)
Net cash provided by (used in) financing activities	5,560	(8,789)	14,349

Our cash used in operating activities decreased as compared to the prior year period. Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees, and land holding costs. Our primary source of cash from operating activities is rental income on properties. In the prior year period, we incurred additional sales fees associated with the sale of the properties.

Our cash provided by investing activities decreased as compared to the prior year period. The decrease is primarily due to the decreased cash inflow from the sales of land and income producing properties. Cash from sales of properties decreased $138.7 million as compared to the prior year period. This was offset by a decrease in cash outflows for acquisitions of land and income producing properties as compared to the prior year period. In addition, we have decreased our cash outflows for construction and development of new properties as compared to the prior year period.

Our cash provided by or used in financing activities has increased primarily due to a decrease in cash used to pay off mortgages related to the sale of properties. In the prior year period, we paid off $154.2 million in mortgages as compared to $16.3 million in 2009. This was offset by a $124.4 million decrease in proceeds from notes payable. In the current period, our ability to obtain new mortgages for acquisitions has been limited. In addition, we have slowed down on our construction and development projects, effectively decreasing our proceeds from constructions loans by $43.2 million.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss after net operating losses for federal income tax purposes in the first six months of 2009 and a loss in 2008; therefore, it recorded no provision for income taxes.

At June 30, 2009, ARL had a net deferred tax asset of $93.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2009, ARL’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$418,471	5.80%	$4,185

Total decrease in ARL’s annual net income			4,185

Per share			$0.37

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (a)
Balance at March 31, 2009			931,665	68,335
April 30, 2009	-	-	931,665	68,335
May 31, 2009	-	-	931,665	68,335
June 30, 2009	-	-	931,665	68,335

Total	-

(a)	In September 2000, the ARL Board of Directors approved a share repurchase program for up to 1,000,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number		Description of Exhibit
3.0		Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1		Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4		Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1		Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2		Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3		Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4		Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1		Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2		Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1	*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2009	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Accounting Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended June 30, 2009

Exhibit Number		Description of Exhibits
31.1	*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification by the Chief Accounting Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith