Form 10-Q
period 2009-09-30
AMERICAN REALTY INVESTORS INC
filed 2009-11-13
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large accelerated filer☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.01 par value	11,237,066
(Class)	(Outstanding at November 6, 2009)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2009	2008

	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,728,106	$1,712,506
Real estate held for sale at cost, net of depreciation ($2,209 for 2009 and $640 for 2008)	5,375	10,333
Real estate subject to sales contracts at cost, net of depreciation ($13,545 for 2009 and $12,226 for 2008)	53,780	55,100
Less accumulated depreciation	(191,384)	(164,537)

Total real estate	1,595,877	1,613,402
Notes and interest receivable

Performing (including $76,762 in 2009 and $38,384 in 2008 from affiliates and related parties)	100,499	68,845
Non-performing (including $0 in 2009 and $12,837 in 2008 from affiliates and related parties)	3,135	20,032
Less allowance for estimated losses	(11,836)	(11,874)

Total notes and interest receivable	91,798	77,003
Cash and cash equivalents	1,825	6,042
Restricted cash	-	271
Investments in securities	-	2,775
Investments in unconsolidated subsidiaries and investees	15,765	27,113
Other assets (including $191 in 2009 and $526 in 2008 from affiliates and related parties)	106,570	115,547

Total assets	$1,811,835	$1,842,153

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $0 for 2009 and $9,103 in 2008 to affiliates and related parties)	$1,336,237	$1,311,935
Notes related to assets held-for-sale	4,646	7,722
Notes related to subject to sales contracts	62,021	62,972
Stock-secured notes payable	13,923	14,026
Affiliate payables	2,819	23,018
Accounts payable and other liabilities (including $36,431 in 2009 and $0 in 2008 from affiliates and related parties)	149,756	124,902

	1,569,402	1,544,575
Commitments and contingencies:
Shareholders’ equity:
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2009 and in 2008 (liquidation preference $33,909), including 900,000 shares in 2009 and 2008 held by subsidiaries	4,979	4,979

Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138 shares in 2009 and in 2008	114	114

Treasury stock at cost; 637,072 shares in 2009 and 2008, which includes 276,972 shares held by TCI (consolidated) as of 2009 and 2008	(5,954)	(5,954)
Paid-in capital	91,646	92,609
Retained earnings	73,266	119,599
Accumulated other comprehensive income	2,185	4,331

Total American Realty Investors, Inc. shareholders’ equity	166,236	215,678

Non-controlling interest	76,197	81,900

Total equity	242,433	297,578

Total liabilities and equity	$1,811,835	$1,842,153

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $917 and $1,010 for three months and $2,797 and $2,721 for nine months 2009 and 2008 respectively from affiliates and related parties)	$46,939	$46,367	$141,244	$135,421

Expenses:
Property operating expenses (including $2,115 and $2,198 for three months and $6,415 and $6,533 for nine months 2009 and 2008 respectively from affiliates and related parties)	27,791	29,905	82,122	88,463
Depreciation and amortization	6,851	5,875	22,991	19,340
General and administrative (including $1,510 and $1,395 for three months and $4,153 and $3,380 for nine months 2009 and 2008 respectively from affiliates and related parties)	4,694	3,107	9,709	10,876
Advisory fee to affiliate	3,090	3,847	11,706	11,742

Total operating expenses	42,426	42,734	126,528	130,421

Operating income	4,513	3,633	14,716	5,000

Other income (expense):
Interest income (including $2,028 and $1,566 for three months and $2,399 and $4,794 for nine months 2009 and 2008 respectively from affiliates and related parties)	583	2,389	4,279	7,824
Other income (including $391 and $85 for three months and $1,070 and $1,043 for nine months 2009 and 2008 respectively from affiliates and related parties)	77	2,546	4,148	4,612
Mortgage and loan interest (including $682 and $1,065 for three months and $1,817 and $1,610 for nine months 2009 and 2008 respectively from affiliates and related parties)	(22,126)	(21,071)	(66,707)	(65,794)
Earnings from unconsolidated subsidiaries and investees	410	(2,399)	43	2,576
Gain on foreign currency translation	464	(480)	542	(480)
Provision on impairment of notes receivable and real estate assets	-	-	(30,639)	(12,000)
Litigation settlement	(1,438)	(66)	(1,120)	785

Total other expenses	(22,030)	(19,081)	(89,454)	(62,477)

Loss before gain on land sales, non-controlling interest, and taxes	(17,517)	(15,448)	(74,738)	(57,477)
Gain on land sales	3,397	1,172	11,605	5,337

Loss from continuing operations before tax	(14,120)	(14,276)	(63,133)	(52,140)
Income tax benefit	1,056	1,615	3,421	34,818

Net loss from continuing operations	(13,064)	(12,661)	(59,712)	(17,322)

Discontinued operations:

Income (loss) from discontinued operations	(11)	4,945	162	(14,678)
Gain on sale of real estate from discontinued operations	3,027	245	10,141	115,379
Income tax expense from discontinued operations	(1,056)	(1,816)	(3,606)	(35,245)

Net income (loss)	(11,104)	(9,287)	(53,015)	48,134
Less: net income (loss) attributable to non-controlling interests	1,527	1,459	8,548	(8,001)

Net income (loss) attributable to American Realty Investors, Inc.	(9,577)	(7,828)	(44,467)	40,133
Preferred dividend requirement	(622)	(623)	(1,866)	(1,869)

Net income (loss) applicable to common shares	$(10,199)	$(8,451)	$(46,333)	$38,264

Earnings per share - basic
Loss from continuing operations	$(1.09)	$(1.12)	$(5.54)	$(1.68)
Discontinued operations	0.17	0.32	1.41	5.32

Net income (loss) applicable to common shares	$(0.92)	$(0.80)	$(4.13)	$3.64

Earnings per share - diluted
Loss from continuing operations	$(1.09)	$(1.12)	$(5.54)	$(1.68)
Discontinued operations	0.17	0.32	1.41	5.32

Net income (loss) applicable to common shares	$(0.92)	$(0.80)	$(4.13)	$3.64

Weighted average common share used in computing earnings per share	11,237,066	10,575,107	11,237,066	10,490,041
Weighted average common share used in computing diluted earnings per share	11,237,066	10,575,107	11,237,066	10,490,041

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(11,536)	$(11,202)	$(60,342)	$(15,747)
Income from discontinued operations	1,959	3,374	15,875	55,880

Net income (loss)	$(9,577)	$(7,828)	$(44,467)	$40,133

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009

(unaudited)

(dollars in thousands)

									Accumulated Other Comprehensive
			Series A Preferred
	Total	Comprehensive		Common Stock		Treasury	Paid-in	Retained		Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2008	$297,578	$-	$4,979	11,874,138	$114	$(5,954)	$92,609	$119,599	$4,331	$81,900
Unrealized loss on investment securities	(2,575)	(2,575)	-	-	-	-	-	-	(2,146)	(429)
Net loss	(52,468)	(52,468)	-	-	-	-	-	(44,467)	-	(8,001)
Acquisition of non-controlling interest	(2,275)	-	-	-	-	-	(963)	-	-	(1,312)
Acquisition of controlling interest	4,039	-	-	-	-	-	-	-	-	4,039
Series A preferred stock cash dividend ($1.00 per share)	(1,866)	-	-	-	-	-	-	(1,866)	-	-

Comprehensive loss		$(55,043)	-	-	-	-	-	-	-	-

Balance, September 30, 2009	$242,433		$4,979	11,874,138	$114	$(5,954)	$91,646	$73,266	$2,185	$76,197

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY ADVISORS, INC

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For Nine Months Ended September 30, 2009

(unaudited)

	2009	2008
Net income (loss)	$(52,468)	$48,134
Other comprehensive income (loss)
Unrealized gain on foreign currency translation	-	9,685
Unrealized loss on investment securities	(2,146)	(6,952)

Total other comprehensive income (loss)	(2,146)	2,733

Comprehensive income (loss)	(54,614)	50,867
Comprehensive income attributable to non-controlling interest	8,001	3,702

Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(46,613)	$54,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(46,333)	$38,264
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(11,605)	(5,337)
Depreciation and amortization	23,198	19,520
Provision on impairment of notes receivable and real estate assets	30,639	12,000
Amortization of deferred borrowing costs	4,538	5,813
Earnings from unconsolidated subsidiaries and investees	(212)	(4,895)
Change in non-controlling interest	-	8,000
Loss on foreign currency translation	(542)	-
Gain on sale of income producing properties	(10,141)	(115,379)
(Increase) decrease in assets:
Accrued interest receivable	(237)	(668)
Restricted cash	271	1,807
Other assets	1,274	29,901
Prepaid expense	1,005	(346)
Escrow	9,473	(11,222)
Earnest money	(1,328)	2,520
Rent receivables	(2,598)	(9,271)
Increase (decrease) in liabilities:
Accrued interest payable	(3,389)	(2,484)
Intercompany change	(26,852)	25,073
Other liabilities	(3,675)	(3,724)

Net cash used in operating activities	(36,514)	(10,428)

Cash Flow From Investing Activities:
Proceeds from notes receivables ($3,077 in 2009, $0 in 2008 from affiliates)	3,327	(7,478)
Acquisition of land held for development	(5,946)	(49,987)
Proceeds from sales of income producing properties	18,140	171,819
Proceeds from sale of land	35,799	19,642
Investment in unconsolidated real estate entities	11,348	(3,234)
Improvement of land held for development	(2,426)	(2,176)
Improvement of income producing properties	(2,158)	(8,743)
Investment in marketable securities	2,775	11,752
Acquisition of income producing properties	-	(62,455)
Acquisition of non-controllable interest	(9,742)	9,241
Construction and development of new properties	(31,314)	(123,486)

Net cash provided by (used in) investing activities	19,803	(45,105)

Cash Flow From Financing Activities:
Proceeds from notes payable	46,887	215,959
Recurring amortization of principal on notes payable	(16,857)	(18,518)
Payments on maturing notes payable	(18,585)	(156,792)
Deferred financing costs	1,152	3,810
Stock-secured borrowings	(103)	(3,997)
Repurchase/sale of treasury stock	-	6,710

Net cash provided by financing activities	12,494	47,172

Net decrease in cash and cash equivalents	(4,217)	(8,361)
Cash and cash equivalents, beginning of period	6,042	11,560

Cash and cash equivalents, end of period	$1,825	$3,199

Supplemental disclosures of cash flow information:
Cash paid for interest	$70,433	$72,112
Cash paid for income taxes, net of refunds	$1,824	$408

Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$-	$9,685
Unrealized loss on marketable securities	$(2,575)	$(6,952)
Note receivable allowance	$-	$(1,500)
Note receivable received from affiliate	$2,341	$-
Note receivable from sale of real estate	$2,700	$-
Note paydown from right to build sale	$1,500	$-
Acquitision of real estate to satisfy note receivable	$(1,847)	$-
Assigned ownership rights for debt transfer	$(4,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

American Realty Investors, Inc. (“ARL”, “We”, “The Company”, “Our” or “Us”) is a Nevada corporation and invests in real estate through direct ownership, leases and partnerships.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL”. Approximately 87% of ARL’s stock is owned by affiliated entities. ARL owns approximately 84% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol (“NYSE:TCI”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003, an exchange by certain ARL subsidiaries of securities with Basic Capital Management, Inc. (“BCM”) and a sale of a participating interest in a line of credit receivable from One Realco Corporation (“One Realco”) to BCM, as well as certain open market purchases of TCI shares in December 2003. ARL has consolidated TCI’s accounts and operations since March 2003. As of June 30, 2009, TCI owned approximately 24.9% of the outstanding common stock of Income Opportunity Realty Investors, Inc., (“IOT”), a public company whose shares are listed and traded on the American Stock Exchange.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares).

With TCI’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations will now be consolidated with those of TCI for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $35 million and has been reflected by TCI as deferred income.

On July 1, 2009, the Advisory and Cash Management Agreement between IOT and SWI were terminated by mutual agreement. SWI had served as IOT’s cash manager since July 1, 2003. On July 1, 2009, IOT entered into an Advisory and Cash Management Agreement with Prime Income Asset Management, LLC (“Prime”). Prime also serves as cash manager to TCI and ARL.

Properties

The Company owns or had interests in a total property portfolio of 100 income producing properties as of September 30, 2009. The commercial properties aggregate approximately 5.9 million net rentable square feet as of September 30, 2009.

At September 30, 2009, the properties consisted of:

•	33 commercial buildings, which consists of 21 office buildings, six commercial warehouses, and six retail centers;

•	five hotels;

•	62 apartment communities inclusive of two developed properties in the lease up phase, excluding apartments being developed; and

•	11,567 acres of developed and undeveloped land.

The Company is involved in the construction of one development project as of September 30, 2009. In addition, the Company invests in several tracts of land and is at several stages of predevelopment on many of these properties. The Company partners with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while the Company takes a limited partner (and majority) interest. The Company is required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

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

Newly issued accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2009-01 (“ASU No. 2009-01”) was issued to amend topic Accounting Standard Codification 105 (“ASC 105”) “Generally Accepted Accounting Principles” an amendment based on Statement of Financial Accounting Standard No. 168 “the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This amendment establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending on or after September 15, 2009.

In December 2007, the FASB issued SFAS No. 141-R now referred to as ASC 805 “Business Combinations”. The statement improves the reporting of information about a business combination and its effects. The statement establishes principles and requirements for how the acquirer will recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquisition. Also, the statement determines the recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase, and finally, determines the disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company has adopted this pronouncement on January 1, 2009 and will apply its requirements to future business combinations.

On January 1, 2009, the FASB issued SFAS No. 160 now referred to as ASC 810 “Consolidations”. The statement is to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. It requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption had no impact on the Financial Statements.

In April 2009, the FASB issued FSP FAS No. 157-4 now referred to as ASC 820 “Fair Value Measurements and Disclosures”, which provides additional guidance for applying the provisions that define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. It requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has been a change, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. It was applied prospectively for interim periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS No 107-1 and Accounting Principles Board (APB) No. 28-1 now referred to as ASC 825-10-50 “Disclosure about Fair Value of Financial Instruments”. It required disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required and will be required for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. It was applied prospectively for interim periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165 now referred to as ASC 855 “Subsequent Events”, which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It was applied prospectively for interim periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”, to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Additionally, on and after the effective date, the concept of a qualified special-purpose entity is no longer relevant for accounting purposes.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which modifies the approach to determining the primary beneficiary of a variable interest entity (“VIE”) and requires companies to more frequently assess whether they must consolidate a VIE. The statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.

NOTE 2. REAL ESTATE ACTIVITY

A summary of some of the significant transactions are discussed below.

In January 2009, we sold 9.3 acres of land known as Woodmont Schiff-Park Forest land for a sales price of $7.7 million. We received $3.9 million in cash after paying off the existing note of $3.2 million, closing costs and commissions. In addition, we booked a $2.1 million receivable. There was no gain or loss on the sale of the property.

In January 2009, we sold the Chateau Bayou Apartments, a 122-unit complex located in Ocean Springs, Mississippi for $6.9 million. We received $3.1 million in cash after paying off the existing mortgage of $3.5 million and closing costs of $0.3 million. We recorded a gain on sale from discontinued operations of $4.2 million.

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

In June 2009, we sold the 76-unit Bridgestone apartments located in Friendswood, Texas, for a sales price of $2.9 million. We recorded a gain of $2.2 million after paying off the existing debt of $1.9 million and closing costs.

In June 2009, we sold 8.23 acres of land known as Leone land, for a sales price of $3.2 million. We recorded a gain of $1.5 million after paying off the existing debt of $1.2 million and closing costs.

In July 2009, we sold 29.53 acres of Hines Meridian land and 807.90 acres of Travis Ranch land. We recorded no gain or loss after paying off the existing debt of $13.5 million.

In July 2009, we sold 378 acres of Beltline land for $2.0 million. We recorded no gain or loss after paying off the existing debt.

In August 2009, we sold the 5000 Space Center, a 101,500 square foot facility located in San Antonio, Texas and the 5360 Tulane Commercial building, a 30,000 square foot facility located in Atlanta, Georgia for a sales price of $4.0 million. We recorded a gain on sale of $3.0 million after paying off the existing debt of $1.3 million and closing costs.

In September 2009, TCI purchased 54.86 acres of Gautier land located at Gautier, Mississippi for $3.4 million.

We continue to invest in the development of apartments and various projects. During the nine months ended September 30, 2009, we have expended $31.3 million on construction and development and capitalized $7.3 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

The table below shows our notes receivables as of September 30, 2009 (dollars in thousands).

Borrower	Maturity Date		Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12		6.50%	$1,875	100% Interest in 3334Z Apts
Basic Capital Management (1)	10/11		Prime + 2%	1,253	Industrial building, Arlington, TX
Basic Capital Management (1)	10/11		Prime + 2%	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	10/09		9.00%	6,168	Assignment of partnership interests
Garden Centura LP (1)	N/A		7.00%	2,630	Excess cash flow from partnership
International Health Products, Inc.(1)	08/10		Prime + 1%	3,779	335,900 Shares of Stock ($11.25 per share)
Miscellaneous non-related party notes	Various		Various	4,389	Various security interests
Miscellaneous related party notes (1)	Various		Various	3,931	Various security interests
Pioneer Austin Development	10/08	(2)	18.00%	2,407	33 acres undeveloped land, Austin, TX
Realty Advisors (1)	11/11		Prime + 2%	12,999	850 shares of ARI stock owned by BCM
Unified Housing of Harvest Hill (1)	10/13		12.00%	9,762	100% Interest in UHF Harvest Hill
HFS of Humble LLC (1)	12/17		12.00%	2,630	100% Interest in HFS Humble
UHF Inwood (1)	12/13		12.00%	4,974	100% Interest in UHF Inwood
UHF Kensington (1)	03/14		12.00%	3,866	100% Interest in UHF Kensington
UHF McKinney (1)	12/13		12.00%	2,375	100% Interest in UHF McKinney
Housing for Seniors of Humble, LLC	12/09		11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC	12/09		11.50%	6,363	Interest in Unified Housing Foundation, Inc.
UHF Inc. (Marquis at VR)	12/13		12.00%	2,805	100% Interest in Housing for Seniors of Lewisville LLC
UHF Inc. (Echo Station)	12/13		12.00%	1,872	100% Interest in UH of Temple LLC
UHF Inc. (Cliffs of El Dorado)	09/10		10.00%	2,990	100% Interest in UH of McKinney LLC
UHF Inc. (Timbers of Terrell)	12/13		12.00%	1,416	100% Interest in UH of Terrell LLC
UHF Inc. (Tivoli)	12/13		12.00%	1,825	100% Interest in UH of Tivoli LLC
UHF Inc. (Parkside Crossing)	12/13		12.00%	2,172	100% Interest in UH of Parkside Crossing
UHF Inc. (Sendero Ridge)	12/13		12.00%	5,228	100% Interest in UH of Sendero Ridge LLC
UHF Inc. (Limestone Ranch)	12/13		12.00%	2,320	100% Interest in UH of Vista Ridge LLC
UHF Inc. (Limestone Canyon)	12/13		12.00%	3,080	100% Interest in UH of Austin LLC
Accrued interest				3,867

Total Performing				$100,499

Non-Performing loans:
Tracy Suttles	12/11		0.00%	1,077	Unsecured
Windmill Farms	07/09	(2)	7.00%	2,035	Unsecured
Accrued interest				23

Total Non-Performing				$3,135

Total				103,634
Allowance for estimated losses				(11,836)

Total				$91,798

(1)	Related party notes
(2)	Renegotiating note

NOTE 4. INVESTMENTS IN EQUITY INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments accounted for via the equity method consists of the following:

		Percentage ownership as of
		September 30, 2009	September 30, 2008
LK Four Hickory	(2)	29%	29%

Income Opportunity Investors, Inc.	(1)	0%	25%

Garden Centura, LP	(2)	5%	5%

Gruppa Florentina, LLC	(2)	20%	20%

        (1) Consolidated subsidiary as of 7/09

        (2) Other investees

Our partnership interest in Garden Centura LP in the amount of 5% is accounted for under the equity method, because we exercise significant influence over the operations and financial activities. We have guaranteed the notes payable and control the day to day activities. Accordingly, the investment is carried at cost, adjusted for the company’s proportionate share of earnings or losses.

The market values, other than the unconsolidated subsidiary, were undeterminable as there are no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands).

For the nine months ended September 30, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$-	$126,892	$126,892

Notes receivable	-	3,783	3,783

Other assets	-	43,488	43,488

Notes payable	-	(93,723)	(93,723)

Other liabilities	-	(9,799)	(9,799)

Shareholders equity/partners capital	$-	$(70,641)	$(70,641)

Revenue	$-	$40,022	$40,022

Depreciation	-	(4,745)	(4,745)

Operating expenses	-	(29,975)	(29,975)

Gain on land sales	-	-	-

Interest expense	-	(4,493)	(4,493)

Income from continuing operations	-	809	809

Income from discontinued operations	-	-	-

Net income	$-	$809	$809

Companys proportionate share of earnings	$-	$150	$150

For the nine months ended September 30, 2008	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$37,082	$132,151	$169,233

Notes receivable	28,528	3,047	31,575

Other assets	53,251	43,328	96,579

Notes payable	(43,983)	(97,982)	(141,965)

Other liabilities	(4,583)	(9,453)	(14,036)

Shareholders equity/partners capital	$(70,295)	$(71,091)	(141,386)

Revenue	$2,780	$42,514	45,294

Depreciation	(182)	(3,606)	(3,788)

Operating expenses	4,638	(33,381)	(28,743)

Gain on land sales	7,434	-	7,434

Interest expense	(2,666)	(4,808)	(7,474)

Income from continuing operations	12,004	719	12,723

Income from discontinued operations	14,226	-	14,226

Net income	$26,230	$719	26,949

Companys proportionate share of earnings	$6,537	$(61)	6,476

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities which consisted of our investment in Realty Korea CR-REIT, Ltd. were completely disposed of in the current year.

NOTE 6. NOTES PAYABLE

In conjunction with the development of various apartment projects and other developments, we drew down $20.6 million in construction loans during the nine months ended September 30, 2009.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. The Company also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities and bear interest rates ranging from 3.25% to 13.00% per annum. Stock-secured notes payable and margin borrowings were $26.4 million at September 30, 2009.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2009 (dollars in thousands).

Balance, December 31, 2008	$(23,018)
Cash transfers	64,649
Cash repayments	(61,441)
Fees and commissions payable to affiliate	(19,414)
Advances due to financing proceeds	8,212
Note receivable with affiliate	14,488
Payments through affiliates	13,705

Balance, September 30, 2009	$(2,819)

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

NOTE 9. IMPAIRMENT INVESTMENTS AND REAL ESTATE ASSETS

During the course of the Company’s review of the carrying value of its investment and ownership of real estate assets, it was determined that an impairment charge of $30.6 million was required during the nine months ended September 30, 2009.

In June 2009, eight partnerships in which a subsidiary of the company had ownership interests filed for Chapter Eleven bankruptcy protection. ARL’s investment in the real estate partnerships was approximately $40.0 million. Based upon the company’s estimates of the fair market value of the investments, impairments were recorded resulting in a loss in the investment portfolio of $18.0 million. Based upon ARL’s estimates of fair market value of its real estate assets, impairments were recorded in land we currently hold. Further, the Company incurred a $9.6 million loss for land that was sold in the third quarter. As of September 30, 2009, the land that was sold was impaired to reflect the reduced value.

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

Presented below are the Company’s reportable segments’ operating incomes for the three and nine months ended September 30, 2009 and 2008, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$17,564	$25,125	$3,510	$426	$314	$46,939
Operating expenses	9,980	14,049	2,927	586	249	27,791
Depreciation and amortization	2,567	4,001	283	-	-	6,851
Mortgage and loan interest	4,813	10,822	812	4,254	1,425	22,126
Interest income	-	-	-	-	583	583
Gain on land sales	-	-	-	3,397	-	3,397

Segment operating income (loss)	$204	$(3,747)	$(512)	$(1,017)	$(777)	$(5,849)

Capital expenditures	322	-	19	-	-	341
Assets	358,034	723,091	26,696	456,389	(27,488)	1,536,722

Property Sales
Sales price	$4,000	$390	$-	$-	$-	$4,390
Cost of sale	973	359	-	-	-	1,332
Deferred current gain	-	31	-	-	-	31
Recognized prior deferred gain	-	-	-	3,397	-	3,397

Gain on sale	$3,027	$-	$-	$3,397	$-	$6,424

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Three Months Ended September 30, 2008
Operating revenue	$19,088	$22,470	$4,700	$680	$(571)	$46,367
Operating expenses	11,180	14,306	3,426	361	632	29,905
Depreciation and amortization	2,341	3,280	252	1	1	5,875
Mortgage and loan interest	5,021	9,359	788	3,379	2,524	21,071
Interest income	-	-	-	-	2,389	2,389
Gain on land sales	-	-	-	1,172	-	1,172

Segment operating income (loss)	$546	$(4,475)	$234	$(1,889)	$(1,339)	$(6,923)

Capital expenditures	861	87	132	-	-	1,080
Assets	350,928	647,511	27,548	532,401	(23,652)	1,534,736

Property Sales
Sales price	$3,586	$-	$-	$6,565	$-	$10,151
Cost of sale	3,341	-	-	4,126	-	7,467
Deferred current gain	-	-	-	1,267	-	1,267
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$245	$-	$-	$1,172	$-	$1,417

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended September 30,
	2009	2008
Segment operating loss	$(5,849)	$(6,923)
Other non-segment items of income (expense)
General and administrative	(4,694)	(3,107)
Advisory fees	(3,090)	(3,847)
Litigation settlement	(1,438)	(66)
Other income	77	2,546
Gain on foreign translation	464	(480)
Equity in earnings of investees	410	(2,399)
Deferred tax benefit	1,056	1,615

Loss from continuing operations	$(13,064)	$(12,661)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For the Three Months Ended September 30,
	2009	2008
Segment assets	$1,536,722	$1,534,736
Investments in real estate partnerships	15,765	32,506
Other assets and receivables	200,193	199,582
Assets held for sale	59,155	60,486

Total assets	$1,811,835	$1,827,310

For the Nine Months Ended September 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$56,943	$73,432	$11,051	$626	$(808)	$141,244
Operating expenses	31,822	41,262	8,706	15	317	82,122
Depreciation and amortization	9,067	13,074	850	-	-	22,991
Mortgage and loan interest	14,266	30,184	2,453	14,772	5,032	66,707
Interest income	-	-	-	-	4,279	4,279
Gain on land sales	-	-	-	11,605	-	11,605

Segment operating income (loss)	$1,788	$(11,088)	$(958)	$(2,556)	$(1,878)	$(14,692)

Capital expenditures	1,658	(142)	85	-	-	1,601
Assets	358,034	723,091	26,696	456,389	(27,488)	1,536,722

Property Sales
Sales price	$18,140	$390	$-	$39,449	$-	$57,979
Cost of sale	6,576	359	-	31,241	-	38,176
Deferred current gain	1,955	31	-	-	-	1,986
Recognized prior deferred gain	-	-	-	3,397	532	3,929

Gain on sale	$9,609	$-	$-	$11,605	$532	$21,746

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the Nine Months Ended September 30, 2008
Operating revenue	$54,893	$63,961	$14,510	$2,249	$(192)	$135,421
Operating expenses	33,282	39,616	10,522	4,689	354	88,463
Depreciation and amortization	8,279	10,192	863	3	3	19,340
Mortgage and loan interest	15,049	27,697	2,328	13,043	7,677	65,794
Interest income	-	-	-	-	7,824	7,824
Gain on land sales	-	-	-	5,337	-	5,337

Segment operating income (loss)	$(1,717)	$(13,544)	$797	$(10,149)	$(402)	$(25,015)

Capital expenditures	4,543	87	1,325	-	-	5,955
Assets	350,928	647,511	27,548	532,401	(23,652)	1,534,736

Property Sales
Sales price	$39,383	$120,687	$11,749	$19,643	$-	$191,462
Cost of sale	20,290	33,977	4,023	12,888	-	71,178
Deferred current gain	-	-	-	1,418	-	1,418
Recognized prior deferred gain	-	1,850	-	-	-	1,850

Gain on sale	$19,093	$88,560	$7,726	$5,337	$-	$120,716

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended September 30,
	2009	2008
Segment operating loss	$(14,692)	$(25,015)
Other non-segment items of income (expense)
General and administrative	(9,709)	(10,876)
Advisory fees	(11,706)	(11,742)
Litigation settlement	(1,120)	785
Provision on impairment of notes receivable and real estate assets	(30,639)	(12,000)
Other income	4,148	4,612
Gain on foreign translation	542	(480)
Equity in earnings of investees	43	2,576
Deferred tax benefit	3,421	34,818

Loss from continuing operations	$(59,712)	$(17,322)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

	For the Nine Months Ended September 30,
	2009	2008
Segment assets	$1,536,722	$1,534,736
Investments in real estate partnerships	15,765	32,506
Other assets and receivables	200,193	199,582
Assets held for sale	59,155	60,486

Total assets	$1,811,835	$1,827,310

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

Discontinued operations for 2009 relates to six properties consisting of the Chateau Bayou apartments, Bridgestone apartments, Tavel Circle and Cullman Shopping Center sold and a shopping center and office building held for sale as of September 30, 2009. The gain from the sale of Chateau Bayou, Bridgestone and Cullman are included in the 2009 discontinued operations. In addition, we recognized the deferred gain on the sale of the Hartford building sold 2002 and the deferred gain from collection of two note receivables in accordance with the requirements per SFAS No. 66. The discontinued operations for 2008 relates to 31 income producing properties of which 27 were sold in 2008 consisting of 20 apartments, three commercial buildings, four hotels. There were three apartments and one commercial property sold, and an office building and a shopping center held for sale during 2009 (dollars in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Rental	$314	$1,990	$1,600	$7,378
Property operations	175	335	937	3,344

	139	1,655	663	4,034

Expenses
Interest	(95)	(290)	(450)	(6,590)
General and administrative	(5)	(22)	(13)	(856)
Depreciation	(50)	187	(207)	(179)

	(150)	(125)	(670)	(7,625)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(11)	1,530	(7)	(3,591)
Gain on sale of discontinued operations	3,027	245	10,141	115,379
Net income and sales fee to affiliate	-	517	-	(13,406)
Equity of investees gain on sale	-	2,898	169	2,319

Income from discontinued operations before tax	3,016	5,190	10,303	100,701

Tax expense	(1,056)	(1,816)	(3,606)	(35,245)

Income from discontinued operations	$1,960	$3,374	$6,697	$65,456

The Company’s application of SFAS No. 144 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2009 as income from discontinued operations. The application of SFAS No. 144 does not have an impact on net income available to common shareholders. SFAS No. 144 only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

NOTE 13. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of SFAS No. 128 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,913 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 options outstanding. These are considered in the computation of diluted earnings per share if the effect of applying the treasury stock method is dilutive. As of September 30, 2009, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 14. SUBSEQUENT EVENTS

On October 20, 2009, we sold the 2010 Valley View Office building; a 40,666 square foot facility located in Farmers Branch, Texas for a sales price of $3.2 million and recorded a deferred gain of $0.8 million. We also sold the Parkway Centre building; a 28,374 square foot facility located in Dallas, Texas for a sales price of $4.0 million and recorded a deferred gain of $0.6 million due to being sold to a related party.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We receive mineral royalties on certain land holdings. We are an active buyer and seller of real estate. We have acquired $5.9 million of land and sold for a sales price of $35.8 million of land and $18.1 million of income-producing properties during the nine months ended September 30, 2009.

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

As of September 30, 2009, we owned 12,174 units in 62 residential apartment communities, 33 commercial properties comprising 5.9 million rentable square feet and five hotels containing a total of 808 rooms. In addition, at September 30, 2009, we owned 11,567 acres of land held for development and had one project under construction. We finance our acquisitions primarily through proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests. The Company is advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Realty I, LLC, while the Company’s hotels are managed by Regis Hotel I, LLC. The Company currently contracts with affiliated entities to manage the Company’s apartment communities. Approximately 87% of ARL’s common stock is owned by affiliated entities. ARL is a “C Corporation” for U.S. federal income tax purposes and files an annual consolidated income tax return with TCI. ARL does not qualify as a Real Estate Investment Trust (“REIT”) for federal income tax purposes primarily due to ARL’s majority ownership of the Company.

As of September 30, 2009, ARL subsidiaries owned 84% of the outstanding shares of common stock of TCI, which has its common stock listed and traded on the New York Stock Exchange, Inc. (“NYSE”). The ownership of the TCI shares was achieved through a series of transactions, including a cash tender offer completed March 19, 2003. ARL has consolidated TCI’s accounts and operations since March 2003. As of September 30, 2009, TCI owned approximately 85.3% of the outstanding common stock of IOT, a public company whose shares are listed and traded on the American Stock Exchange.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). With TCI’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations will now be consolidated with those of TCI for tax and financial reporting purposes.

On July 1, 2009, the Advisory and Cash Management Agreements between IOT and SWI were terminated by mutual agreement. SWI had served as IOT’s cash manager since July 1, 2003. On July 1, 2009, IOT entered into an Advisory and Cash Management Agreement with Prime. Prime also serves as cash manager to TCI and ARL.

At July 17, 2009, IOT owned the following real estate assets:

Commercial	Location	Square feet
2010 Valley View (office building)	Farmers Branch, TX	40,666
Parkway Center (shopping center)	Dallas, TX	28,374

Total		69,040

Land	Location	Acres

Eagle Crest (industrial warehouse)(1)	Farmers Branch, TX	18.59
Three Hickory Centre	Farmers Branch, TX	6.64
Travelers Land (2)	Farmers Branch, TX	193.15

Total		218.38

(1)	Includes a 133,000 square foot warehouse
(2)	Sold 15.07 acres to TCI 9/09

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

Results of Operations

The following discussion is based on our Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008 as included in “Part 1, Item 1 Financial Statements” of this report. The total property portfolio represents all income producing properties held as of September 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but subsequently sold. Continuing operations represents all properties that have not been reclassed to discontinued operations as of September 30, 2009 for the period presented. The table below shows the number of income producing properties held at the quarter ended September 30:

	2009	2008
Continuing operations	98	90
Sales subsequent to year end	2	7

Total property portfolio	100	97

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

Comparison of the three months ended September 30, 2009 as compared to the same period ended 2008

For the three months ended September 30, 2009, we reported a net loss applicable to common shares of ($10.2) million or ($.92) per diluted earnings per share, as compared to a net loss applicable to common shares of ($8.5) million or ($.80) per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $0.6 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $2.7 million, offset by a decrease in the commercial portfolio of $1.5 million, a decrease in the hotel portfolio of $1.2 million, a decrease in the land portfolio of $0.3 million and an increase in the other portfolio of $0.9 million. Within the apartment portfolio, $3.2 million increase was due to developed properties in the lease up phase and $0.1 million increase from newly acquired properties, offset by a $0.6 million decrease in the same property portfolio. Within the commercial portfolio, $1.4 million increase was due to newly acquired properties and a $0.1 million increase from the same properties.

Expenses

Property operating expenses decreased by $2.1 million as compared to prior year period which by segment is a decrease in the apartment portfolios of $0.3 million, commercial portfolio of $1.2 million, hotel portfolio of $0.5 million and land and other portfolio of $0.1 million. Within the apartment portfolio, decreases came from same properties which decreased $0.7 million, and developed properties increased by $0.4 million. Within the commercial properties the same properties decreased $2.4 million and the acquired properties increased $1.2 million.

Depreciation and amortization increased $1.0 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $0.7 million and an increase in the commercial portfolio of $0.3 million. Within the apartment portfolio, the developed properties increased $0.7 million. Within the commercial portfolio, the same properties increased $0.1 million and the acquired properties increased $0.2 million.

General and administrative costs increased $1.6 million as compared to the prior year period due to increase in legal expenses and miscellaneous expenses not needed in third quarter 2008.

Other Income (Expense)

Interest income decreased by $1.8 million as compared to the same period ended 2008. The decrease is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. The notes are excess cash flow notes. Interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Other income decreased $2.5 million as compared to the prior year period. The majority of the decrease is from the gains on our disposition of our investment in the Korean REIT in 2009.

Mortgage and loan interest expense increased $1.1 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $1.5 million, a decrease in the commercial portfolio of $0.2 million, an increase in the land portfolio of $0.9 million and a decrease in the other portfolio of $1.1 million. Within the apartment portfolio, the same properties decreased $0.3 million, offset by an increase in the developed properties of $1.8 million. Within the commercial portfolio, the same properties decreased $0.1 million and the acquired properties decreased $0.1 million.

Earnings from unconsolidated subsidiaries increased $2.8 million as compared to the prior year period. The increase is attributable to the lack of activity within the entities. In the prior year period, these entities had large non-recurring gains from the sale of properties.

Gain on land sales increased by $2.2 million as compared to the prior year period. A $3.4 million deferred gain from collection of two note receivables on sale of land in accordance with the requirements per SFAS No. 66 was recognized in 2009. There were no other land sales during the quarter. In the prior year period, we sold 3.1 acres of land for a gain of $1.2 million.

Discontinued operations for 2009 relates to six properties consisting of the Chateau Bayou apartments, Bridgestone apartments, Tavel Circle and Cullman Shopping Center sold, and a shopping center and office building held for sale as of September 30, 2009. The gain from the sale of Chateau Bayou, Bridgestone and Cullman are included in the 2009 discontinued operations. In addition, we recognized the deferred gain on the sale of the Hartford building sold 2002 and the deferred gain from collection of two note receivables in accordance with the requirements per SFAS No. 66. The discontinued operations for 2008 relates to 31 income producing properties of which 27 were sold in 2008 consisting of 20 apartments, three commercial buildings, four hotels. There were three apartments and one commercial property sold, and an office building and a shopping center held for sale during 2009 (dollars in thousands).

	For the Three Months Ended September 30,
	2009	2008
Revenue
Rental	$314	$1,990
Property operations	175	335

	139	1,655
Expenses
Interest	(95)	(290)
General and administrative	(5)	(22)
Depreciation	(50)	187

	(150)	(125)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(11)	1,530
Gain on sale of discontinued operations	3,027	245
Net income and sales fee to affiliate	-	517
Equity of investees gain on sale	-	2,898

Income from discontinued operations before tax	3,016	5,190

Tax expense	(1,056)	(1,816)

Income from discontinued operations	$1,960	$3,374

Comparison of the nine months ended September 30, 2009 as compared to the same period ended 2008

For the nine months ended September 30, 2009, we reported a net loss applicable to common shares of ($46.3) million or ($4.13) per diluted earnings per share, as compared to a net income applicable to common shares of $38.3 million or $3.64 per diluted earnings per share for the same period ended 2008.

Revenues

Rental and other property revenues increased by $5.8 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $9.5 million and an increase in the commercial portfolio of $2.1 million, offset by a decrease in the hotel portfolio of $3.5 million, a decrease in the land portfolio of $1.6 million and a decrease in the other portfolio of $0.7 million. Within the apartment portfolio the increase was attributable to a $10.8 million from developed properties in the lease up phase and $0.9 million from newly acquired properties, offset by a $2.2 million decrease in the same property portfolio. Within the commercial portfolio the increase was attributable to a $3.3 million increase from newly acquired properties and a $1.2 million decrease from the same properties.

Expenses

Property operating expenses decreased by $6.3 million as compared to the prior year period which by segment is an increase in the apartment portfolios of $1.6 million, a decrease in the commercial properties of $1.5 million, hotel portfolio of $1.8 million and land and other portfolio of $4.6 million. Within the apartment portfolio, increases came from developed properties which increased by $2.1 million and same properties decreased $0.5 million. Within the commercial properties the same properties decreased $3.0 million and the acquired properties increased $1.5 million.

Depreciation and amortization increased $3.7 million as compared to the prior year period which by segment was an increase in the apartment portfolio of $2.9 million and an increase in the commercial portfolio of $0.8 million. Within the apartment portfolio, the developed properties increased $2.9 million. Within the commercial portfolio the acquired properties increased $0.8 million.

General and administrative expenses decreased $1.2 million as compared to the prior year period due to decrease in office rent space expense, cost reimbursements and miscellaneous expenses not needed in 2009.

Other Income (Expense)

Interest income decreased by $3.5 million as compared to the same period ended 2008. The decrease is due to the receipt of cash on the receivables from Unified Housing Foundation, Inc. The notes are excess cash flow notes. Interest on the notes is recorded as cash is received. Less cash was received in the current period as compared to the prior period.

Other income decreased $0.5 million as compared to the prior year period. The majority of the decrease is from the gains on our disposition of our investment in the Korean REIT in 2009.

Mortgage and loan interest expense increased $0.9 million as compared to the prior year period which by segment is an increase in the apartment portfolio of $2.5 million, a decrease in the commercial portfolio of $0.8 million, an increase in the land of $1.7 million, a decrease in the other portfolio of $2.6 million, and an increase in the hotel portfolio of $0.1 million. Within the apartment portfolio, the same properties decreased $2.5 million, offset by an increase in the developed properties of $5.0 million. Within the commercial portfolio, the same properties decreased $1.4 million and the acquired properties increased $0.6 million.

Earnings from unconsolidated subsidiaries decreased $2.5 million as compared to prior year period. The decrease is attributable to the lack of activity within the entities. In the prior year period, these entities had large non-recurring gains from the sale of properties.

Provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $18.6 million as compared to the prior year period. Based upon the company’s estimates of the fair market value of the investments, impairments were recorded resulting in a loss in the investment portfolio of $18.0 million. Based upon ARL’s estimates of fair market value of its real estate assets, impairments were recorded in land we currently hold. Further, the Company incurred a $9.6 million loss for land that was sold in the third quarter. As of September 30, 2009, the land that was sold was impaired to reflect the reduced value. In the prior year period, we posted a provision for doubtful collections on our receivables of $5.0 million and a $7.0 million reserve for certain investments within our portfolio.

Gain on land sales increased by $6.3 million as compared to the prior year period. The increase was due to recording a gain of $4.7 million on the sale of 3 acres of land known as West End land. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million, sold .91 acres of land known as JHL Connell land for a gain of $0.4 million and sold 8.23 acres of land known as Leone land for a gain on $1.5 million. We sold 9.2 acres of land known as Woodmont Schiff-Park Forest land at break even. A $3.4 million deferred gain from collection of two note receivables on sale of land in accordance with the requirements per SFAS No. 66 was recognized in 2009. In the prior year period, we sold 93.3 acres of land for a gain of $5.3 million.

Discontinued operations for 2009 relates to six properties consisting of the Chateau Bayou apartments, Bridgestone apartments, Tavel Circle and Cullman Shopping Center sold, and a shopping center and office building held for sale as of September 30, 2009. The gain from the sale of Chateau Bayou, Bridgestone and Cullman are included in the 2009 discontinued operations. In addition, we recognized the deferred gain on the sale of the Hartford building sold 2002 and the deferred gain from collection of two note receivables in accordance with the requirements per SFAS No. 66. The discontinued operations for 2008 relates to 31 income producing properties of which 27 were sold in 2008 consisting of 20 apartments, three commercial buildings, four hotels. There were three apartments and one commercial property sold, and an office building and a shopping center held for sale during 2009 (dollars in thousands).

	For the Nine Months Ended September 30,
	2009	2008
Revenue
Rental	$1,600	$7,378
Property operations	937	3,344

	663	4,034
Expenses
Interest	(450)	(6,590)
General and administrative	(13)	(856)
Depreciation	(207)	(179)

	(670)	(7,625)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(7)	(3,591)
Gain on sale of discontinued operations	10,141	115,379
Net income and sales fee to affiliate	-	(13,406)
Equity of investees gain on sale	169	2,319

Income from discontinued operations before tax	10,303	100,701

Tax expense	(3,606)	(35,245)

Income from discontinued operations	$6,697	$65,456

Liquidity and Capital Resources

Our principal sources of cash have historically been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	the collection of mortgage notes receivable;

•	the collection of receivables from affiliated companies;

•	refinancing of existing mortgage notes payable; and

•	additional borrowing, including mortgage notes payable and lines of credit.

Our principal liquidity needs over the next twelve months include:

•	funding of normal recurring expenses and obligations;

•	funding current development costs not covered by construction loans;

•	meeting debt service requirements including loan maturities;

•	funding capital expenditures; and

•	funding acquisition costs for land and income-producing properties not covered by acquisition financing.

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

	September 30,
	2009	2008	Variance

Net cash used in operating activities	(36,514)	(10,428)	(26,086)
Net cash provided by (used in) investing activities	19,803	(45,105)	64,908
Net cash provided by financing activities	12,494	47,172	(34,678)

Our cash used in operating activities increased as compared to the prior year period. Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees, and land holding costs. Our primary source of cash from operating activities is rental income on properties. In the prior year period, we incurred additional sales fees associated with the sale of the properties.

Our cash provided by (used in) investing activities decreased as compared to the prior year period. The decrease is primarily due to the decreased cash inflow from the sales of land and income producing properties. Cash from sales of properties decreased $153.7 million as compared to the prior year period. This was offset by a decrease in cash outflows for acquisitions of land and income producing properties as compared to the prior year period. In addition, we have decreased our cash outflows for construction and development of new properties as compared to the prior year period.

Our cash provided by financing activities has decreased primarily due to a decrease in cash used to pay off mortgages related to the sale of properties. In the prior year period, we paid off $156.8 million in mortgages as compared to $18.6 million in 2009. This was offset by a $169.1 million decrease in proceeds from notes payable. In the current period, our ability to obtain new mortgages for acquisitions has been limited. In addition, we have slowed down on our construction and development projects.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes in the first nine months of 2009 without the use of prior year net operating losses and a loss in 2008; therefore, it recorded no provision for income taxes.

At September 30, 2009, ARL had a net deferred tax asset of $118.7 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2009, ARL’s exposure to a change in interest rates on its debt is as follows (dollars in thousands except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates

Notes payable:
Variable rate	$443,626	5.94%	$4,436

Total decrease in ARL’s annual net income			4,436

Per share			$0.39

ITEM 4T.         CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of time covered by this report, no equity securities of American Realty Investors, Inc.’s stock were repurchased. The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (a)
Balance at June 30, 2009			931,665	68,335
July 31, 2009	-	-	931,665	68,335
August 31, 2009	-	-	931,665	68,335
September 30, 2009	-	-	931,665	68,335

Total	-

(a)	In September 2000, the ARL Board of Directors approved a share repurchase program for up to 1,000,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated
October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 13, 2009	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Operating Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter ended September 30, 2009

Exhibit Number	Description of Exhibits
31.1*	Certification by the President and Chief Operating Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith