Form 10-K
period 2009-12-31
AMERICAN REALTY INVESTORS INC
filed 2010-03-31
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $14,985,187 based upon a total of 1,469,137 shares held as of June 30, 2009 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2010, there were 11,237,066 shares of common stock outstanding.

Documents Incorporated By Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

Consolidated Financial Statements of Transcontinental Realty Investors, Inc.; Commission File No. 1-9240

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

ARL subsidiaries own approximately 82.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange under the symbol “TCI”. ARL has consolidated TCI’s accounts and operations since March 2003.

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

With TCI’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations are now consolidated with those of TCI for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $35 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

ARL’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for ARL’s benefit, debt and equity financing with third party lenders and investors. Prime is compensated by ARL under the Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance”.

ARL’s contractual advisor is Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) the sole member of which is Prime Income Asset Management, Inc. a Nevada corporation (“PIAMI”) which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. See also Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”.

Prime also serves as advisor to TCI and since July 1, 2009, to IOT. The officers of ARL are also officers of TCI, IOT and Prime. The directors of ARL also serve as directors of TCI. Two directors of ARL also serve as directors of IOT. The Chairman of the Board of Directors of ARL also serve as the Chairman of the Board of Directors of TCI. Affiliates of Prime have provided property management services to ARL. Currently, Triad Realty Services, LP. (“Triad”), subcontracts with other entities for property-level management services. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing our commercial properties (shopping centers, office buildings, and industrial warehouses) to Regis Realty I, LLC (“Regis I”) which is owned by HRSHLLC. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages our hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of the Advisory Agreement as discussed in Part III, Item 10. “Directors, Executive Officers and Corporate Governance.”

ARL has no employees. Employees of Prime render services to ARL in accordance with the terms of the Advisory Agreement.

ARL’s primary business is the acquisition, development and ownership of income-producing residential, hotel and commercial real estate properties. In addition, ARL opportunistically acquires land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies; leasing trade show and exhibit space to temporary as well as long-term tenants; and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2009, our income-producing properties consisted of:

•	5.8 million rentable square feet of commercial properties, including 21 office buildings, six industrial properties, four retail properties, and a 344,975 square foot trade show and exhibit hall,

•	61 residential apartment communities comprising 11,942 units, and

•	Five hotels comprising 808 rooms.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2009:

	Apartments		Commercial		Hotels
Location	No.	Units	No.	SF	No.	Rooms
Greater Dallas-Ft Worth, TX	23	4,649	17	2,945,716
Greater Houston, TX	8	2,272
San Antonio, TX	3	852
Temple, TX	2	452
Other Texas	6	1,329
Mississippi	6	328	1	26,000
Arkansas	4	580
Tennessee	3	532
Baton Rouge, LA	1	160
Kansas	1	320
Ohio	1	200
Nebraska	1	115
New Orleans, LA			6	1,369,388
Alaska			1	20,715
Florida	2	153	1	6,722
Illinois			1	306,609
Indiana			1	220,461
Michigan			1	179,741
Oklahoma			1	225,566
Wisconsin			1	122,205
California					4	647
Colorado			1	344,975	1	161

Total	61	11,942	32	5,768,098	5	808

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

At December 31, 2009, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date	Total Projected Costs

Denham Springs	Garland, TX	224	$3,092	$20,632
Toulon	Gautier, MS	240	2,876	27,350

Total		464	$5,968	$47,982

We are partnered in a joint venture with HarmInvest GmbH, Berlin, to develop an approximately 420 acre former naval base into a holiday resort located in the northeastern section of Schleswig-Holstein, Germany. It will be a multi-family resort area with vacation homes, hotels, a marina and yacht club, along with an 18-hole golf course.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2009, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use

Avana (Circle C)	Austin, TX	2006	1,092	$42,953	Single-family residential
Dallas North Tollway Multi-Tracts	Dallas, TX	2006	17	16,005	Commercial
Capital City Center	Jackson, MS	2007-2008	8	12,872	Mixed use
Kaufman County Multi-Tracts	Kaufman County, TX	2000-2008	2,831	11,882	Single-family residential
Las Colinas Multi-Tracts	Irving, TX	1995-2006	233	17,137	Commercial
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	91	16,320	Single-family residential
Meloy Portage	Kent, OH	2004	53	5,119	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	242	28,846	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	918	129,821	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	887	37,320	Multi-family residential
Port Olpenitz	Kappeln, Germany	2008	420	19,977	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,780	Multi-family residential
Valley Ranch Multi-Tracts	Irving, TX	2004	30	5,826	Commercial
Waco Multi-Tracts	Waco, TX	2005-2006	502	4,911	Single-family residential
Windmill Farms	Kaufman County, TX	2008	3,290	68,405	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	76	50,210	Mixed use

Subtotal			10,715	470,384
Other land holdings	Various	1990-2008	920	63,028	Various

Total land holdings			11,635	$533,412

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2009 are discussed below:

In January 2009, we sold 9.3 acres of land known as Woodmont Schiff-Park Forest land located in Dallas, Texas for $7.7 million. We received $3.9 million in cash after paying off the existing debt of $3.2 million and closing costs of $0.6 million. In addition, we booked a $2.1 million receivable. There was no gain or loss recorded on the sale of the land parcel.

In January 2009, we sold the Chateau Bayou Apartments, a 122-unit complex located in Ocean Springs, Mississippi for $6.9 million. We received $3.1 million in cash after paying off the existing debt of $3.5 million and closing costs of $0.3 million. We recorded a gain on sale of $4.2 million on the property.

In April 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama for a sales price of $4.0 million. We received $3.0 million in cash after paying off the existing debt of $1.0 million. The project was sold to a related party; therefore the gain of $1.9 million was deferred and will be recorded upon sale to a third party.

In April 2009, we sold 3.02 acres of land known as West End land located in Dallas, Texas for a sales price of $8.5 million. We received $4.6 million in cash after paying off the existing debt of $3.4 million and closing costs of $0.5 million. We recorded a gain on sale of $4.9 million on the land parcel.

In April 2009, we sold 3.13 acres of land known as Verandas at City View land located in Fort Worth, Texas for a sales price of $1.3 million. We paid off the existing debt of $1.3 million and closing costs. We recorded a gain on sale of $0.7 million on the land parcel.

In June 2009, we sold 3.96 acres of land known as Teleport land located in Irving, Texas for a sales price of $1.1 million. We received $1.0 million in cash after paying off the existing debt of $0.1 million and closing costs. We recorded a gain on sale of $0.4 million on the land parcel.

In June 2009, we sold the 76-unit Bridgestone apartments located in Friendswood, Texas for a sales price of $2.9 million. We received $0.83 million in cash after paying off the existing debt of $1.9 million and closing costs of $0.18 million. We recorded a gain on sale of $2.2 million on the property.

In June 2009, we sold 8.23 acres of land known as Leone land located in Irving, Texas for a sales price of $3.2 million. We received $2.0 million in cash after paying off the existing debt of $1.2 million and closing costs of $0.13 million. We recorded a gain on sale of $1.5 million on the land parcel.

In June 2009, we obtained two new $4 million loans with a commercial lender which was collateralized by ARL and TCI stock and 97 acres of Pioneer Crossing land located in Austin, Texas. We received cash of $8 million that was used to pay down our affiliate payables.

In July 2009, we sold 29.53 acres of Hines Meridian land located in Dallas, Texas and 807.90 acres of Travis Ranch land located in Kaufman County, Texas for $16.0 million. We paid off the existing debt of $13.5 million. We recorded no gain or loss on the land parcels.

In July 2009, we sold 378 acres of Beltline land located in Dallas, Texas for $2.0 million. We paid off the existing debt of $2.0 million. We recorded no gain or loss on the land parcel.

In July 2009, we sold the 5000 Space Center, a 101,500 square foot commercial facility located in San Antonio, Texas and the 5360 Tulane, a 30,000 square foot commercial facility located in Atlanta, Georgia for a sales price of $4.0 million. We received $2.7 million in cash after paying off the existing debt of $1.3 million. We recorded a gain on sale of $3.0 million on the commercial properties.

In September 2009, we purchased 54.86 acres of Gautier land located at Gautier, Mississippi for $3.4 million.

In September 2009, we obtained a new $5 million loan with a commercial lender which was collateralized by 6.51 acres of Hines land located in Farmers Branch, Texas, 2.194 acres of Valley View 34 land located in Farmers Branch, Texas, and 15.066 acres of Travelers land located in Farmers Branch, Texas. We received cash of $2.0 million after paying off $2.6 million of existing debt and $0.4 million in closing costs.

In October 2009, we sold the 2010 Valley View office building; a 40,666 square foot facility located in Farmers Branch, Texas, for a sales price of $3.2 million. We received $1.2 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.0 million. The property was sold to a related party; therefore the gain of $0.8 million was deferred and will be recorded upon sale to a third party. We also sold the Parkway Centre retail shopping center; a 28,374 square foot facility located in Dallas, Texas, for a sales price of $4.0 million. We received $1.3 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.6 million. The property was sold to a related party; therefore the gain of $0.6 million was deferred and will be recorded upon sale to a third party.

In November 2009, we acquired 27.192 acres of McKinney Ranch land located in McKinney, Texas in lieu of a note receivable payoff of $6.4 million and existing mortgage assumption of $5.3 million.

In November 2009, we purchased the Keller Springs Technical Center, an 80,000 square foot commercial building located in Carrollton, Texas for $6.0 million. We assumed the current mortgage of $6.0 million.

In December 2009, we sold the Bridges on Kinsey Apartments, a 232-unit complex, located in Tyler, Texas for $20.5 million. We received $6.8 million in cash, and the buyer assumed the existing mortgage of $14.0 million secured by the property. The property was sold to a related party; therefore the gain of $5.2 million was deferred and will be recorded upon sale to a third party.

We continue to invest in the development of apartments and various projects. During the twelve months ended December 31, 2009, we have expended $32.4 million on construction and development and capitalized $10.8 million of interest costs.

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

Real estate generally cannot be sold quickly. We may not be able to promptly dispose of properties in response to economic or other conditions. To offset this challenge, selective dispositions have been a part of our strategy to maintain an efficient investment portfolio and to provide additional sources of capital. We finance acquisitions through mortgages, internally generated funds, and, to a lesser extent, property sales. Those sources provide the bulk of funds for future acquisitions. We may purchase properties by assuming existing loans secured by the acquired property. When properties are acquired in such a manner, we customarily seek to refinance the asset in order to properly leverage the asset in a manner consistent with our investment objectives.

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

Available Information

ARL maintains an Internet site at http://www.amrealtytrust.com. Available through the website, free of charge, are Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, we have posted the charters for the Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as the Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on the website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common stockholders.

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

We had total indebtedness at December 31, 2009 of approximately $1.4 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on unattractive terms.

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

Construction costs are funded in large part through construction financing, which the Company may guarantee. The Company’s obligation to pay interest on this financing continues until the rental project is completed, leased up and permanent financing is obtained, or the for sale project is sold, or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

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

On December 31, 2009, our portfolio consisted of 98 income producing properties consisting of 61 apartments, 32 commercial properties, and five hotels. The apartments have a total of 11,942 units. The commercial properties consist of 21 office buildings, six industrial warehouses, four shopping centers, and one merchandise mart which is 344,975 square feet. The five hotels have a total of 808 rooms. The average dollar per square foot for the Company’s apartment/residential portfolio is $9.71 and $13.08 for the commercial portfolio. In addition, we own or control 11,635 acres of improved and unimproved land held for future development or sale. The table below shows information relating to those properties.

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	89.60%
Blue Lake Villas I	Waxahachie, TX	186	93.65%
Blue Lake Villas II	Waxahachie, TX	70	90.30%
Breakwater Bay	Beaumont, TX	176	95.70%
Bridgewood Ranch	Kaufman, TX	106	93.10%
Capitol Hill	Little Rock, AR	156	93.60%
Chateau	Bellevue, NE	115	93.91%
Curtis Moore Estates	Greenwood, MS	104	95.20%
Dakota Arms	Lubbock, TX	208	93.80%
David Jordan Phase II	Greenwood, MS	32	96.90%
David Jordan Phase III	Greenwood, MS	40	87.50%
Desoto Ranch	DeSoto, TX	248	96.00%
Dorado Ranch	Odessa, TX	224	89.70%
Falcon Lakes	Arlington, TX	248	92.70%
Foxwood	Memphis, TN	220	80.00%
Heather Creek	Mesquite, TX	200	92.00%
Huntington Ridge	DeSoto, TX	198	89.90%
Island Bay	Galveston, TX	458	0.00%
Kingsland Ranch	Houston, TX	398	90.20%
Laguna Vista	Dallas, TX	206	91.70%
Lake Forest	Houston, TX	240	90.00%
Legends of El Paso	El Paso, TX	240	97.10%
Longfellow Arms	Longview, TX	216	94.40%
Mansions of Mansfield	Mansfield, TX	208	94.70%
Marina Landing	Galveston, TX	256	0.00%
Mariposa Villas	Dallas, TX	216	93.10%
Mason Park	Katy, TX	312	89.10%
Mission Oaks	San Antonio, TX	228	94.70%
Monticello Estate	Monticello, AR	32	93.80%
Northside on Travis	Sherman, TX	200	82.50%
Paramount Terrace	Amarillo. TX	181	92.80%
Parc at Clarksville	Clarksville, TN	168	94.00%
Parc at Maumelle	Little Rock, AR	240	91.30%
Parc at Metro Center	Nashville, TN	144	94.40%
Parc at Rogers	Rogers, AR	152	87.60%
Pecan Pointe	Temple, TX	232	90.10%
Portofino	Farmers Branch, TX	224	86.20%
Preserve at Pecan Creek	Denton, TX	192	97.90%
Quail Hollow	Holland, OH	200	92.80%
Quail Oaks	Balch Springs, TX	131	90.84%
River Oaks	Wylie, TX	180	91.10%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	97.20%
Savoy of Garland	Garland, TX	144	69.44%
Spyglass	Mansfield, TX	256	91.00%
Stonebridge at City Park	Houston, TX	240	90.80%
Sugar Mill	Baton Rouge, LA	160	68.75%
Treehouse	Irving, TX	160	90.60%
Verandas at City View	Fort Worth, TX	314	92.60%
Villager	Ft Walton, FL	33	93.94%
Vistas of Pinnacle Park	Dallas, TX	332	94.00%
Vistas of Vance Jackson	San Antonio, TX	240	96.30%
Westwood	Mary Esther, FL	120	87.50%
Whispering Pines	Topeka, KS	320	94.69%
Wildflower Villas	Temple, TX	220	96.40%
Windsong	Fort Worth, TX	188	91.00%

	Total Apartment Units	10,664

PROPERTIES (cont’d)

Office Buildings	Location	SqFt	Occupancy
1010 Common	New Orleans, LA	512,593	74.41%
217 Rampart	New Orleans, LA	11,913	0.00%
225 Baronne	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	38.00%
600 Las Colinas	Las Colinas, TX	510,841	72.29%
Amoco Building	New Orleans, LA	378,895	89.00%
Browning Place (Park West I)	Dallas, TX	627,312	100.00%
Cooley Building	Farmers Branch, TX	27,000	69.44%
Ergon Office Building	Jackson, MS	26,000	0.00%
Eton Square	Tulsa, OK	225,566	71.23%
Fenton Center (Park West II)	Dallas, TX	696,458	74.39%
Fruitland Park	Fruitland,FL	6,722	100.00%
Keller Springs Tech Center	Carrollton, TX	80,000	100.00%
One Hickory Center	Dallas, TX	97,361	95.95%
Parkway North	Dallas, TX	69,009	72.41%
Sesame Square	Anchorage, AK	20,715	91.57%
Signature Building	Dallas, TX	58,910	0.00%
Stanford Center	Dallas, TX	336,910	100.00%
Teleport	Las Colinas, TX	6,833	100.00%
Two Hickory Center	Dallas, TX	97,117	91.33%
Westgrove Air Plaza	Addison, TX	79,652	70.53%

		4,328,925

Industrial Warehouses	Location	SqFt	Occupancy
Addison Hanger I	Addison, TX	25,102	100.00%
Addison Hanger II	Addison, TX	24,000	100.00%
Alpenloan	Dallas, TX	28,594	0.00%
Clark Garage	New Orleans, LA	6,869	0.00%
Senlac (VHP)	Dallas, TX	2,812	100.00%
Thermalloy	Farmers Branch, TX	177,805	100.00%

		265,182

Shopping Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	90.13%
Cross County Mall	Matoon, IL	306,609	84.71%
Dunes Plaza	Michigan City, IN	220,461	28.58%
Willowbrook Village	Coldwater, MI	179,741	81.25%

		829,016

Merchandise Mart	Location	SqFt	Occupancy
Denver Merchandise Mart	Denver, CO	344,975	74.75%

	Total Commercial Square Feet	5,768,098

PROPERTIES (cont’d)

Hotels	Location	Rooms	Average Occupancy Rate	Average Room Rate	Total Revenues/ Total Available Rooms
Inn at the Mart (Comfort Inn)	Denver, CO	161	45.91%	$72.83	$34.04
Piccadilly—Airport	Fresno, CA	185	45.29%	86.28	60.96
Piccadilly—Chateau	Fresno, CA	78	45.09%	78.31	35.46
Piccadilly—Shaw	Fresno, CA	194	49.60%	86.70	54.99
Piccadilly—University	Fresno, CA	190	42.78%	77.25	45.31

	Total Hotel Rooms	808	45.84%	$80.96	$48.02

Apartments Held for Sale	Location	Units	Occupancy
Baywalk Apartments	Galveston, TX	192	0.00%

	Total Held for Sale	192

Apartments Subject to Sales Contract	Location	Units	Occupancy
Limestone Canyon	Austin, TX	260	90.00%
Limestone Ranch	Lewisville, TX	252	91.70%
Sendero Ridge	San Antonio, TX	384	91.90%
Tivoli	Dallas, TX	190	90.00%

	Total Subject to Sales Contract	1,086

Lease Expiration by Year

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Anualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2010	587,701	$10,942,084	$18.62	10.2%	16.6%
2011	782,378	12,842,876	16.42	13.6%	19.5%
2012	591,525	11,868,016	20.06	10.3%	18.0%
2013	724,885	7,173,984	9.90	12.6%	10.9%
2014	363,836	8,255,437	22.69	6.3%	12.5%
2015	66,496	1,779,328	26.76	1.2%	2.7%
2016	106,481	3,020,107	28.36	1.8%	4.6%
2017	385,072	6,977,105	18.12	6.7%	10.6%
2018	42,042	841,567	20.02	0.7%	1.3%
2019	109,507	2,326,247	21.24	1.9%	3.3%
Thereafter	—	—	—

Total	3,759,923	$66,026,751		65.3%	100.00%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2009 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

Land

Land	Location	Acres
1013 Common St	New Orleans, LA	0.41
Ackerley Land	Dallas, TX	1.31
Alliance Airport	Tarrant County, TX	12.70
Alliance Centurion	Tarrant County, TX	51.90
Alliance Hickman Bluestar	Tarrant County, TX	8.00
Archon Land	Irving, TX	24.14
Audubon	Adams County, MS	48.20
Backlick Land	Springfield, VA	4.00
Bonneau Land	Dallas County, TX	8.39
Centura Land	Dallas, TX	10.08
Chase Oaks Land	Plano, TX	6.54
Circle C Land	Austin, TX	1,092.00
Cooks Lane Land	Fort Worth, TX	23.24
Copperridge	Dallas, TX	3.90
Creekside	Fort Worth, TX	30.07
Crowley	Fort Worth, TX	24.90
Dalho	Farmers Branch, TX	2.89
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	0.50
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Coonrod	Denton, TX	82.80
Denton Land	Denton, TX	15.65
Desoto Ranch	Desoto, TX	8.02
Diplomat Drive	Farmers Branch, TX	11.65
Dominion Tract	Dallas, TX	10.59
Eagle Crest	Dallas, TX	18.60
Elm Fork Land	Denton County, TX	35.84
Ewing 8	Addison, TX	16.79
Folsom Land	Dallas, TX	36.38
Fortune Drive	Irving, TX	14.88
Galleria East Center Retail	Dallas, TX	15.00
Gautier Land	Gauter, MS	40.06
GNB Land	Farmers Branch, TX	45.00
Hines Meridian	Las Colinas, TX	6.51
Hollywood Casino (Dominion)	Farmers Branch, TX	18.56
Hollywood Casino Land	Farmers Branch, TX	13.85
HSM Cummings	Farmers Branch, TX	6.11
Hunter Equities Land	Dallas, TX	2.56
Jackson Convention Center	Jackson, MS	7.95
JHL Connell	Carrollton, TX	2.11
Kaufman—Adams	Kaufman County, TX	193.73
Kaufman—Bridgewood	Kaufman County, TX	5.04
Kaufman—Cogen Land	Forney, TX	2,567.00
Kaufman—Stagliano	Forney, TX	34.80
Kaufman—Taylor	Forney, TX	31.00
Keenan Bridge Land	Farmers Branch, TX	7.36
Keller Springs Lofts	Addison, TX	7.40
Kelly Lots	Collin County, TX	0.75
Kinwest Manor	Irving, TX	7.98
Lacy Longhorn Land	Farmers Branch, TX	17.12
LaDue Land	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lamar/Palmer Land	Austin, TX	17.07

LAND (cont’d)

Land	Location	Acres
Las Colinas—Walnut Hill	Las Colinas, TX	1.58
Las Colinas (Cigna)	Las Colinas, TX	4.70
Las Colinas Station	Las Colinas, TX	10.08
Las Colinas Village	Las Colinas, TX	16.81
LCLLP (Kinwest/Hackberry)	Las Colinas, TX	27.97
Limestone Canyon II	Austin, TX	9.96
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Luna Ventures	Farmers Branch, TX	26.74
Mandahl Bay Land	US Virgin Islands	91.10
Manhattan Land	Farmers Branch, TX	108.90
Mansfield Land	Mansfield, TX	21.89
Marine Creek	Fort Worth, TX	44.17
McKinney 36	Collin County, TX	34.48
McKinney Corners II	Collin County, TX	6.76
McKinney Ranch Land	McKinney,TX	200.68
Meloy/Portage Land	Kent, OH	52.95
Nashville Land	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Pac Trust Land	Farmers Branch, TX	7.07
Palmer Lane (Las Praderas)	Austin, TX	367.43
Pantaze Land	Dallas, TX	6.00
Payne Land	Las Colinas, TX	149.70
Pioneer Crossing	Austin, TX	400.60
Pioneer Crossing	Austin, TX	38.54
Polo Estates At Bent Tree	Dallas, TX	5.87
Port Olpenitz GmBH	Kappelin, Germany	420.00
Pulaski Land	Pulaski County, AR	21.90
Ridgepoint Drive	Irving, TX	0.60
Seminary West Land	Fort Worth, TX	3.03
Senlac Land	Farmers Branch, TX	3.98
Senlac Land	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Siskiyou County Land	Siskiyou County, CA	20.70
Sladek Land	Travis County, TX	63.28
Southwood Plantation 1394	Tallahassee, FL	14.52
Stanley Tools	Farmers Branch, TX	23.76
Temple Land	Temple, TX	10.69
Texas Plaza Land	Irving, TX	10.33
Thompson Land I	Farmers Branch, TX	3.99
Thompson Land II	Farmers Branch, TX	3.32
Three Hickory	Dallas, TX	6.64
Tomlin Land	Farmers Branch, TX	9.20
Travelers Land	Farmers Branch, TX	193.17
Travis Ranch Land	Kaufman County, TX	10.00
Travis Ranch Retail	Kaufman County, TX	14.93
Union Pacific Railroad Land	Dallas, TX	0.04
Valley Ranch Land	Irving, TX	30.00
Valley View (Hutton/Senlac)	Farmers Branch, TX	2.42
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Valwood	Dallas, TX	257.05

LAND (cont’d)

Land	Location	Acres
Vineyards	Grapevine, TX	3.56
Vineyards II	Grapevine, TX	3.94
W Lofts	Dallas, TX	7.19
W Hotel	Dallas, TX	1.97
Waco 151 Land	Waco,TX	151.40
Waco Swanson	Waco, TX	350.70
Walker Land	Dallas County, TX	82.59
Whorton Land	Bentonville, AR	79.70
Willowick Land	Pensacola, TX	39.78
Wilmer 88	Dallas, TX	87.60
Windmill Farms—Harlan Land	Kaufman County, TX	245.95
Windmill Farms I	Kaufman County, TX	3,044.11

	Total Land/Development	11,634.93

ITEM 3.	LEGAL PROCEEDINGS

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

The Annual Meeting of Stockholders was held on December 10, 2009, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to management’s nominees listed in the Proxy Statement, all of which were elected. At the annual meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for ARL for the fiscal year ending December 31, 2009. With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	10,741,584	42,640
Sharon Hunt	10,745,776	38,448
Robert A. Jakuszewski	10,732,107	52,117
Ted R. Munselle	10,745,902	38,322

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2009, and any interim period, at least 10,746,718 votes were received in favor of such proposal, 21,329 votes were received against such proposal, and 16,176 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARL’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange.

	2009		2008
	High	Low	High	Low
First Quarter	$11.25	$8.46	$8.59	$7.69
Second Quarter	$12.00	$9.62	$10.00	$8.08
Third Quarter	$14.06	$10.12	$8.25	$7.00
Fourth Quarter	$13.02	$8.27	$10.50	$7.25

On March 25, 2010, the closing market price of ARL’s common stock on the New York Stock Exchange was $10.90 per share, and was held by approximately 3,000 stockholders of record.

Performance Graph

The following graph compares the cumulative total stockholder return on ARL’s shares of common stock with the Dow Jones Industrial Average (“Dow Jones Industrial”) and the Dow Jones Real Estate Investment Index (“Dow Jones US Real Estate”). The comparison assumes that $100 was invested on December 31, 2004 in shares of common stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
American Realty Investors Inc.	$100.00	$82.68	$81.13	$101.03	$92.27	$126.29
Dow Jones Industrial	$100.00	$109.01	$145.15	$116.33	$69.18	$85.32
Dow Jones US Real Estate	$100.00	$99.39	$115.58	$123.02	$81.39	$96.71

During the second quarter of 1999, the Board of Directors established the policy that dividend declarations on ARL’s common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2009, 2008 or 2007. Future distributions to common stockholders will be dependent upon ARL’s realized income, financial condition, capital requirements and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2009, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly-owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Under ARL’s Amended Articles of Incorporation, 231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2009, 1,791,563 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. After December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At March 5, 2010, no shares of Series C Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. At March 5, 2010, no shares of Series D Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 5, 2010, no Series E Preferred Stock were outstanding.

As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 5, 2010.

The following table sets forth information regarding purchases made by ARL of shares of ARL common stock on a monthly basis during the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2009			931,665	68,335
October 31, 2009	—	—	931,665	68,335
November 30, 2009	—	—	931,665	68,335
December 31, 2009	—	—	931,665	68,335

Total	—

(1)	The repurchase program was announced in September 2000. Through the program, 1,000,000 shares may be repurchased. The program has no expiration date.

ITEM 6.	SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$183,657	$177,367	$164,622	$137,418	$115,964
Total operating expenses	212,724	187,819	160,727	134,906	121,017

Operating income (loss)	(29,067)	(10,452)	3,895	2,512	(5,053)
Other expenses	(75,161)	(77,183)	(40,224)	(37,330)	(43,105)

Loss before gain on land sales, non-controlling interest, and income taxes	(104,228)	(87,635)	(36,329)	(34,818)	(48,158)
Gain on land sales	11,605	5,584	20,468	23,973	39,926
Income tax benefit	3,492	38,158	15,778	10,608	18,849

Net income (loss) from continuing operations	(89,131)	(43,893)	(83)	(237)	10,617

Net income from discontinuing operations, net of non-controlling interest	6,472	70,862	29,297	12,631	39,856

Net income (loss)	(82,659)	26,969	29,214	12,394	50,473
Net income (loss) attributable to non-controlling interest	12,518	(4,335)	(2,652)	672	(3,056)

Net income (loss) attributable to American Realty Investors, Inc.	(70,141)	22,634	26,562	13,066	47,417
Preferred dividend requirement	(2,488)	(2,487)	(2,490)	(2,491)	(2,572)

Net income (loss) applicable to common shares	$(72,629)	$20,147	$24,072	$10,575	$44,845

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(7.04)	$(4.66)	$(0.51)	$(0.20)	$0.49
Discontinued operations	0.58	6.51	2.86	1.24	3.93

Net income (loss) applicable to common shares	$(6.46)	$1.85	$2.35	$1.04	$4.42

Weighted average common share used in computing earnings per share	11,237,066	10,888,833	10,227,593	10,149,000	10,149,000

Earnings per share—diluted
Income (loss) from continuing operations	$(7.04)	$(4.66)	$(0.51)	$(0.20)	$0.38
Discontinued operations	0.58	6.51	2.86	1.24	3.04

Net income (loss) applicable to common shares	$(6.46)	$1.85	$2.35	$1.04	$3.42

Weighted average common share used in computing diluted earnings per share	11,237,066	10,888,833	10,227,593	10,149,000	13,106,000

BALANCE SHEET DATA
Real estate, net	$1,581,521	$1,613,402	$1,485,859	$1,272,424	$1,113,105
Notes and interest receivable, net	83,144	77,003	83,467	52,631	81,440
Total assets	1,806,054	1,842,153	1,777,854	1,493,671	1,345,795
Notes and interest payables	1,394,076	1,382,629	1,400,877	1,124,765	1,021,822
Stock-secured noted payable	24,853	14,026	17,546	22,452	22,549
Shareholders’ equity	211,349	297,578	254,547	238,683	207,582
Book value per share	$18.81	$27.33	$24.89	$23.52	$20.45

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ARL is an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado and other commercial properties. ARL’s investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. ARL acquires land primarily in in-fill locations or high-growth suburban markets. ARL is an active buyer and seller and during 2009 acquired over $24 million and sold over $88 million of land and income-producing properties. As of December 31, 2009, the Company owned approximately 11,492 units in 61 residential apartment communities, 32 commercial properties comprising almost 5.8 million rentable square feet and five hotels containing a total of 808 rooms. In addition, ARL owned 11,635 acres of land held for development with two apartment complexes and a 420 acre holiday resort project in Germany, currently under construction. The Company currently owns income-producing properties and land in 19 states as well as in the U.S. Virgin Islands.

ARL finances its acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. ARL finances its development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. The Company will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of its wholly owned properties. When the Company sells assets, it may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. The Company generates operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests.

ARL is advised by Prime under a contractual arrangement that is reviewed annually by ARL’s Board of Directors. ARL’s commercial properties are managed by Regis Commercial while the Company’s hotels are managed by Regis Hotel. ARL currently contracts with third-party companies to manage the Company’s apartment communities.

Critical Accounting Policies

The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby the Company has been determined to be a primary beneficiary of the VIE and meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. ARI’s investments in Gruppa Florentina LLC, LK Four Hickory LLC, and Garden Centura LP are accounted for under the equity method.

Real Estate

Upon acquisitions of real estate, ARL assesses the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with ASC Topic 805 “Business Combinations”, and allocates the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale”, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 and ASC Topic 970 “Real Estate – General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Investment in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, ARL accounts for our investments in unconsolidated real estate ventures under the equity method of accounting because the Company exercises significant influence over, but does not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, the Company consolidates those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with ASC Topic 805, we recognize rental revenue of acquired in-place “above” and “below market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment—Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Non-performing Notes Receivable

ARL considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent cash is received.

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 for details on our Notes Receivable.

Fair Value of Financial Instruments

The company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	—	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2	—	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	—	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased up (80% or more) and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2009, 2008, and 2007 as included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2009, 2008, and 2007, we owned or had interests in a portfolio (the Total Property Portfolio) of 98, 99, and 110 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in the next year. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2009 for the year presented. The table below shows the number of income producing properties held by year.

	2009	2008	2007
Continued operations	98	92	76
Sales subsequent to year end	—	7	34

Total property portfolio	98	99	110

Comparison of the year ended December 31, 2009 to the same period ended December 31, 2008;

Our net income applicable to common shares decreased $92.8 million as compared to the prior year. The current year net loss applicable to common shares was $72.6 million, which includes gain on land sales of $11.6 million and net income from discontinued operations, net of non-controlling interest of $6.5 million, as compared to prior year net income applicable to common shares of $20.1 million, which includes gain on land sales of $5.6 million and net income from discontinued operations, net of non-controlling interest of $70.9 million.

Revenues

Rental revenues increased by $6.3 million which by segment is an increase in apartment revenues of $11.3 million and an increase in commercial properties of $2.2 million, offset by a decrease in our hotels of $4.5 million and a decrease in our land and other segment of $2.7 million. Within our apartment portfolio, the majority of the increase came from our developed properties in the lease up phase which increased $12.8 million. Our acquisition of Bridgewood and Quail Hollow apartments accounted for $0.8 million of the increase with the decrease of $2.3 million related to the properties damaged in Galveston, Texas by hurricane Ike. We have increased occupancies within our apartment portfolio and there is an overall increased demand for new apartments. The increase in the commercial portfolio was due to $2.9 million of lease term buyouts received offset by a $0.7 million decrease due to an overall decrease in occupancy. The decrease in revenues from our land portfolio is due to oil and gas royalties received in the prior year that were not applicable in the current year. Revenues from our same hotel portfolio are down due to decreased stays, which we attribute to the current state of the economy.

Expenses

Property operating expenses decreased by $8.2 million, which by segment is an increase in our apartments of $5.3 million, a decrease in our commercial properties of $3.6 million, a decrease in our land and other segments of $7.7 million, and a decrease in our hotels of $2.2 million. Within the apartment portfolio, the same apartment properties increased $2.2 million due to an increase in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $4.7 million, and the current year acquisition increased expenses by $0.4 million. There was a decrease of $2.0 million in operating expenses related to the properties damaged in Galveston, Texas by hurricane Ike. The decrease within the commercial portfolio was due to a decrease from acquired properties of $3.2 million and a decrease in our same property portfolio of $0.4. The decrease within our land and other portfolios is due to less spending on development within the current period on our land held for development. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel.

Depreciation expense increased by $3.5 million, which by segment is $3.4 million due to our apartments, $1.2 million due to our commercial buildings, and a decrease of $1.1 million due to our land and other holdings.

The increase within our apartment portfolio was due to a decrease of $0.2 million in the same properties, an increase of $3.1 million in the newly acquired properties and an increase of $0.5 million in the developed properties. Developed apartment properties are depreciated as we complete each phase and lease up the properties.

Provision for allowance on notes receivable and impairment was $44.6 million for the twelve months ended December 31, 2009. The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $32.2 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $35.6 million in land we currently hold and $7.1 million in land that was sold in the third quarter for a loss. In 2008, we recorded a $5.0 million allowance for doubtful receivables and a $7.4 million allowance for doubtful collectability of certain investments within our portfolio.

Other income (expense)

Interest income decreased by $1.2 million, as compared to the prior year, due to the notes receivable paid off in the current year and the reclassification of the interest income on the Port Olpentiz construction note receivable into work in progress.

We had a decrease in our interest expense of $3.0 million, which by segment is an increase in our apartment portfolio of $1.7 million, offset by a decrease in our commercial portfolio of $1.6 million, a decrease in our hotel portfolio of $0.2 million, and a decrease in our land and other portfolios of $2.9 million. The increase within our apartment portfolio is mainly due to the increase within our developed properties in the lease up phase of $5.0 million. During the construction phase the interest expense is capitalized. When the properties are completed and begin lease up, the interest is expensed. The remaining increase is $0.4 million from our acquired properties and a decrease of $3.7 million from our same property portfolio. Within our commercial portfolio we had an increase of $0.9 million from our same properties, offset by a decrease of $2.5 million in our acquired properties due to the decrease in variable rates tied to prime. The decreased interest expense within our hotels was due to the rates being tied to prime, and the decreased prime rate. The decrease in our land and other portfolios is primarily due to the sale of properties and the disposition of the debt upon sale.

Earnings from unconsolidated subsidiaries and investees were a gain of $0.03 million. This represents our portion of income (equity pickup) for unconsolidated subsidiaries and joint ventures.

Litigation settlement expense increased as compared to the prior year. The majority of the increase was due to resolving the Caruth-Preston litigation, Denver Merchandise Mart’s Darrell Hare litigation and expenses related to the Sunset litigation.

Gain on land sales has increased by $6.0 million. The majority of the increase in 2009 is due to the recognition of $3.4 million in prior year deferred gain due to the payoff of seller financing. We recorded gain on the sale of land related to 1,234 acres for an aggregate sales price of $40.9 million.

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2009. Included in discontinued operations are a total of 10 and 37 properties as of 2009 and 2008, respectively. Properties sold in 2009 that were held in 2008 have been reclassified to discontinued operations for 2009. In 2009, we had one property, Baywalk apartments, pending sale, and sold nine properties which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), five commercial buildings (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre) and one townhouse. In 2008, we sold 27 properties which consisted of 20 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairway View Estate, Fairways, Forty-Four Hundred, Fountain Lake, Fountains at Waterford, Governors Square, Hunters Glen, Mountain Plaza, Southgate, Sunchase, Sunset, Thornwood, Westwood Square, Willow Creek, and Woodview), three commercial buildings (Encon

Warehouse, Executive Court, and Lexington Center), and four hotels (City Suites, Hotel Akademia, Majestic Inn, and Willow). The gain on sale of the properties is also included in discontinued operations for those years as shown in the table below (dollars in thousands).

	For the Year Ended December 31,
	2009	2008
Revenue
Rental	$4,916	$10,984
Property operations	2,425	5,468

	2,491	5,516
Expenses
Interest	(1,826)	(8,243)
General and administrative	(80)	(1,567)
Depreciation	(727)	(945)

	(2,633)	(10,755)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(142)	(5,239)
Gain on sale of discontinued operations	10,106	119,572
Net income and sales fee to affiliate	—	(10,994)
Equity of investees gain on sale	—	5,681

Income from discontinued operations before tax	9,964	109,020
Tax expense	(3,492)	(38,158)

Income from discontinued operations	$6,472	$70,862

Comparison of the year ended December 31, 2008 to the same period ended December 31, 2007;

Revenues

Rental revenues increased by $12.7 million, which by segment is an increase in the apartment portfolio of $13.2 million, an increase in the land and other portfolios of $0.9 million, an increase in the commercial portfolio of $0.2 million, offset by a decrease in the hotel portfolio of $1.6 million. Within the apartment portfolio, the same properties increased by $2.2 million and the developed properties in the lease up phase increased by $9.4 million. The acquisition of Bridgewood and Quail Hollow apartments accounted for $1.6 million of the increase. The occupancy rates in our same properties remains strong and we continue to see a growing demand for new apartments. Within our commercial portfolio, the acquired properties increased by $3.7 million, offset by decreases in the same properties of $3.5 million. Our land portfolio revenues increased as a result of the temporary increase in oil and gas prices. We received royalty revenues from some of our land holdings. Revenues from our same hotel portfolio were down due to decreased stays, which we attribute to the current state of the economy.

Expenses

Property operating expenses increased by $11.1 million, which by segment is an increase in the apartments of $9.6 million, an increase in the commercial of $1.0 million, an increase in land of $1.6 million, offset by a decrease in hotel and other of $0.3 million and $0.8 million respectively. Within the apartment portfolio, the vast majority of the increase is due to the developed apartments in the lease up phase. We continue to complete phases and start up operations. Within the commercial portfolio, the vast majority of the increase is due to the acquisition of Stanford Center. We acquired this property in June 2008. The decrease in the hotel properties is due to the decrease in variable costs that are directly associated with stays within the hotel.

Depreciation and amortization expense increased by $4.2 million, which by segment is an increase in apartments of $2.9 million, an increase in commercial of $0.6 million, an increase in hotels and other of $0.9 million, offset by a decrease in land of $0.2 million. The increase within our apartment portfolio is due to increases in our same properties of $0.2 million, acquired properties of $0.4 million and developed properties of

$2.3 million. The same apartment property portfolio increase due to newly capitalized items. Developed apartment properties are depreciated as we complete each phase and lease up the properties.

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

Other income (expense)

We had an increase in interest expense of $3.1 million, which by segment is an increase in apartments of $6.8 million, an increase in commercial of $0.8 million, an increase in other of $0.3 million, offset by a decrease in hotels of $0.9 million, and a decrease in land of $3.9 million. The increase in the apartment portfolio is due to interest expense on the developed properties in the lease up phase. During the construction phase, the interest expense is capitalized. When the properties are completed and begin lease up, the interest is expensed. The increase of $0.8 million in the commercial portfolio is due to the acquisition of Stanford Center. The decrease in the hotel portfolio is due to the rates being tied to prime, and the decreased prime rate. The decrease within the land portfolio is primarily due to the sale of properties and the disposition of the debt upon sale.

Earnings from unconsolidated subsidiaries and investees were a loss of $1.0 million. This represents our portion of income (equity pickup) from unconsolidated subsidiaries and joint ventures.

Involuntary conversion decreased by $34.8 million. There were no involuntary conversions in 2008. The prior year gain on involuntary conversion relates to the collection of insurance proceeds in 2007 for the damage sustained at our New Orleans commercial properties from hurricane Katrina in 2005.

Litigation settlement expense increased as compared to the prior year. The majority of the increase was due to recording $1.3 million in expense related to the settlement of the Sunset litigation that was not previously accrued in the prior year. The Sunset litigation was settled September 18, 2007.

Gain on land sales has decreased by $14.9 million. The decrease is in part due to the overall economic environment, which among other issues, has resulted in the tightening of the credit markets, causing an inability of potential buyers to obtain financing. Thus, we have found it difficult to complete land transactions.

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2009. Included in discontinued operations are a total of 37 and 50 properties as of 2008 and 2007, respectively. Properties sold or held for sale in 2009, were reclassed to prior year discontinued operations, with the exception of 2010 Valley View and Parkway Centre properties which were acquired in the IOT consolidation in 2009 and not part of the prior year operations. In 2008, we sold 27 properties which consisted of 20 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Fairway View Estate, Forty-Four Hundred, Fountain Lake, Fountains at Waterford, Governors Square, Hunters Glen, Mountain Plaza, Southgate, Sunchase, Sunset, Thornwood, Westwood Square, Willow Creek, and Woodview), three commercial buildings (Encon Warehouse, Executive Court, and Lexington Center), and four hotels (City Suites, Hotel Akademia, Majestic Inn, and Willow). In 2007, we sold 13 income producing properties which consisted of nine apartment complexes (Arlington Place, Bluff at Vista Ridge, El Chapparral, Harper’s Ferry, Med Villa , Oak Park IV, Somerset, Villa Del Mar, and Woodlake), three commercial buildings (Durham Center, Forum office building, and Four Hickory), and one hotel (Atlantic Sands).

	For the Year Ended December 31,
	2008	2007
Revenue
Rental	$10,984	$56,006
Property operations	5,468	38,405

	5,516	17,601

Expenses
Interest	(8,243)	(17,621)
General and administrative	(1,567)	(94)
Depreciation	(945)	(6,136)

	(10,755)	(23,851)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(5,239)	(6,250)
Gain on sale of discontinued operations	119,572	53,375
Net income and sales fee to affiliate	(10,994)	(2,050)
Equity of investees gain on sale	5,681	—

Income from discontinued operations before tax	109,020	45,075
Tax expense	(38,158)	(15,778)

Income from discontinued operations	$70,862	$29,297

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing debt and additional borrowings; and

•	including mortgage notes payable, lines of credit.

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2009, along with cash that will be generated in 2010 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands).

	2009	2008	Variance
Net cash provided by (used in) operating activities	$(25,849)	$24,140	$(49,989)
Net cash used in investing activities	$46,853	$(63,513)	$110,366
Net cash provided by financing activities	$(22,159)	$33,855	$(56,014)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we had a significant receivable due from affiliated entities that we receive interest income from.

Our major investing cash outlays are from construction and development of new properties. We currently have two apartment projects under construction and one mixed-used development project under construction. We used $32.5 million in cash on the construction and development of new properties. We used $6.0 million for our continued investment in new properties. We acquired one commercial building. We used $11.8 million for the acquisition of land of approximately 178 acres of land. Our sources of cash from investing activities are the sales of land and income producing properties. We received $44.4 million from the sale of 3 apartments, five commercial buildings and one townhouse. We received $42.0 million for the sale of approximately 103 acres of land.

Our major source of cash from financing activities is $62.4 million from the proceeds of notes payable which includes the cash borrowed for purchases. Our major use of cash is for the payment of recurring debt obligations of $26.5 million and the payment on maturing notes payable of $61.5 million which includes the pay off of mortgages on properties sold.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2009 are shown in the table below (dollars in thousands):

	Total	2010	2011	2012-2014	Thereafter
Long-term debt obligation(1)	$2,269,280	$547,471	$246,768	$295,995	$1,179,046
Capital lease obligation	—	—	—	—	—
Operating lease obligation	57,086	1,208	1,044	3,187	51,646
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s	—	—	—	—	—
Balance sheet under GAAP

Total	$2,326,366	$548,679	$247,812	$299,182	$1,230,692

(1)	ARL’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

ARL is exposed to interest rate risk associated with variable rate notes payable and maturing debt that has to be refinanced. ARL does not hold financial instruments for trading or other speculative purposes, but rather issues these financial instruments to finance its portfolio of real estate assets. ARL’s interest rate sensitivity position is managed by ARL’s capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates impact its cost of variable rate debt and maturing fixed rate debt. A large portion of ARL’s market risk is exposure to short-term interest rates from variable rate borrowings. The impact on ARL’s financial statements of refinancing fixed debt that matured during 2009 was not material. As permitted, management intends to convert a significant portion of those borrowings from variable rates to fixed rates. If market interest rates for variable rate debt average 100 basis points more in 2010 than they did during 2009, ARL’s interest expense would increase and net income would decrease by $5.2 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2009. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level. All dollars are in thousands.

	2010	2011	2012	2013	2014	Thereafter	Total
Assets
Market securities at fair value							$2,775
Note receivable
Variable interest rate-fair value							$19,554
Instrument’s maturities	$3,779	$15,775	$—	$—	$—	$—	$19,554
Instrument’s amortization	—	—	—	—	—	—	—
Interest	962	747	—	—	—	—	1,709
Average rate	5.06%	5.25%	0.00%	0.00%	0.00%	0.00%
Fixed interest rate-fair value							$73,583
Instrument’s maturities	$24,664	$1,077	$1,875	$37,040	$3,984	$4,943	$73,583
Instrument’s amortization	—	—	—	—	—	—	—
Interest	5,826	5,527	5,446	5,228	602	2,531	25,160
Average rate	11.46%	11.55%	11.55%	11.76%	10.76%	9.76%

	2010	2011	2012	2013	2014	Thereafter	Total
Notes payable
Variable interest rate-fair value							$522,206
Instrument’s maturities	$386,094	$92,553	$11,601	$4,151	$5,796	$11,205	$511,400
Instrument’s amortization	5,594	3,014	712	570	180	736	10,806
Interest	11,251	4,175	1,273	1,056	736	3,506	21,997
Average rate	5.23%	5.12%	6.22%	6.38%	6.50%
Fixed interest rate-fair value							$888,682
Instrument’s maturities	$81,871	$89,217	$57,889	$83,887	$338	$11,040	$324,242
Instrument’s amortization	11,351	10,830	9,508	6,042	6,090	520,619	564,440
Interest	51,310	46,978	40,245	33,566	32,355	631,941	836,395
Average rate	6.69%	7.76%	7.66%	6.07%	6.13%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2009. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Plano, Texas

March 31, 2010

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,718,837	$1,712,506
Real estate held for sale at cost, net of depreciation ($1,252 for 2009 and $640 for 2008)	5,147	10,333
Real estate subject to sales contracts at cost, net of depreciation ($13,985 for 2009 and $12,226 for 2008)	53,341	55,100
Less accumulated depreciation	(195,804)	(164,537)

Total real estate	1,581,521	1,613,402
Notes and interest receivable
Performing (including $73,696 in 2009 and $38,384 in 2008 from affiliates and related parties)	91,872	68,845
Non-performing (including $0 in 2009 and $12,837 in 2008 from affiliates and related parties)	3,108	20,032
Less allowance for estimated losses	(11,836)	(11,874)

Total notes and interest receivable	83,144	77,003
Cash and cash equivalents	4,887	6,042
Restricted cash	—	271
Investments in securities	—	2,775
Investments in unconsolidated subsidiaries and investees	13,149	27,113
Other assets (including $175 in 2009 and $526 in 2008 from affiliates and related parties)	123,353	115,547

Total assets	$1,806,054	$1,842,153

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable (including $0 for 2009 and $9,103 in 2008 to affiliates and related parties)	$1,327,188	$1,311,935
Notes related to assets held-for-sale	5,002	7,722
Notes related to subject to sales contracts	61,886	62,972
Stock-secured notes payable	24,853	14,026
Affiliate payables	20,574	23,018
Accounts payable and other liabilities (including $35,958 in 2009 and $0 in 2008 from affiliates and related parties)	155,202	124,902

	1,594,705	1,544,575
Commitments and contingencies:
Shareholders’ equity:
Preferred Stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2009 and in 2008 (liquidation preference $33,909), including 900,000 shares in 2009 and 2008 held by subsidiaries	4,979	4,979
Common Stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138 shares in 2009 and in 2008	114	114
Treasury stock at cost; 637,072 shares in 2009 and 2008, which includes 276,972 shares held by TCI (consolidated) as of 2009 and 2008	(5,954)	(5,954)
Paid-in capital	91,081	92,609
Retained earnings	46,971	119,599
Accumulated other comprehensive income	2,186	4,331

Total American Realty Investors, Inc. shareholders’ equity	139,377	215,678

Non-controlling interest	71,972	81,900

Total equity	211,349	297,578

Total liabilities and equity	$1,806,054	$1,842,153

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Rental and other property revenues (including $2,582 and $3,691 and $1,197 for 2009 and 2008 and 2007 respectively from affiliates and related parties)	$183,657	$177,367	$164,622

Expenses:
Property operating expenses (including $3,003 and $3,195 and $3,150 for 2009 and 2008 and 2007 respectively from affiliates and related parties)	107,226	115,473	104,390
Depreciation and amortization	30,549	27,051	22,831
General and administrative (including $5,406 and $6,741 and $3,657 for 2009 and 2008 and 2007 respectively from affiliates and related parties)	14,688	16,938	17,605
Provision on impairment of notes receivable and real estate assets	44,578	12,417	1,003
Advisory fee to affiliate	15,683	15,940	14,898

Total operating expenses	212,724	187,819	160,727

Operating income (loss)	(29,067)	(10,452)	3,895

Other income (expense):
Interest income (including $4,357 and $4,692 and $1,196 for 2009 and 2008 and 2007 respectively from affiliates and related parties)	9,701	10,876	11,632
Other income (including $1,414 and $3,485 and $0 for 2009 and 2008 and 2007 respectively from affiliates and related parties)	4,171	5,213	4,855
Mortgage and loan interest (including $2,595 and $2,729 and $603 for 2009 and 2008 and 2007 respectively from affiliates and related parties)	(87,902)	(90,912)	(87,819)
Earnings from unconsolidated subsidiaries and investees	35	(968)	(925)
Gain on foreign currency translation	292	(517)	—
Involuntary Conversion	—	—	34,771
Litigation settlement	(1,458)	(875)	(2,738)

Total other expenses	(75,161)	(77,183)	(40,224)

Loss before gain on land sales, non-controlling interest, and taxes	(104,228)	(87,635)	(36,329)
Gain on land sales	11,605	5,584	20,468

Loss from continuing operations before tax	(92,623)	(82,051)	(15,861)
Income tax benefit	3,492	38,158	15,778

Net loss from continuing operations	(89,131)	(43,893)	(83)

Discontinued operations:
Loss from discontinued operations	(142)	(10,552)	(8,300)
Gain on sale of real estate from discontinued operations	10,106	119,572	53,375
Income tax expense from discontinued operations	(3,492)	(38,158)	(15,778)

Net income (loss)	(82,659)	26,969	29,214
Net income (loss) attributable to non-controlling interests	12,518	(4,335)	(2,652)

Net income (loss) attributable to American Realty Investors, Inc.	(70,141)	22,634	26,562
Preferred dividend requirement	(2,488)	(2,487)	(2,490)

Net income (loss) applicable to common shares	$(72,629)	$20,147	$24,072

Earnings per share—basic
Loss from continuing operations	$(7.04)	$(4.66)	$(0.51)
Discontinued operations	0.58	6.51	2.86

Net income (loss) applicable to common shares	$(6.46)	$1.85	$2.35

Earnings per share—diluted
Loss from continuing operations	$(7.04)	$(4.66)	$(0.51)
Discontinued operations	0.58	6.51	2.86

Net income (loss) applicable to common shares	$(6.46)	$1.85	$2.35

Weighted average common share used in computing earnings per share	11,237,066	10,888,833	10,227,593
Weighted average common share used in computing diluted earnings per share	11,237,066	10,888,833	10,227,593

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(89,131)	$(43,893)	$(83)
Income from discontinued operations	6,472	70,862	29,297

Net income (loss)	$(82,659)	$26,969	$29,214

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2009

(dollars in thousands)

	Total Capital	Comprehensive Loss	Series A Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest

				Shares	Amount
Balance, December 31, 2006	$238,683	$—	$4,979	11,592,272	$114	$(15,146)	$93,378	$75,380	$1,784	$78,194
Unrealized loss on foreign investments	4,427	4,427	—	—	—	—	—	—	4,427	—
Unrealized gain on investment securities	(5,983)	(5,983)	—	—	—	—	—	—	(5,983)	—
Net income	29,214	29,214	—	—	—	—	—	26,562	—	2,652
Acquisition of non-controlling interest	(11,786)	—	—	—	—	—	6,899	—	—	(18,685)
Acquisition of controlling interest	—	—	—	—	—	—	—	—	—	—
Repurchase/sale of treasury stock	2,482					2,482
Series A preferred stock cash dividend ($1.00 per share)	(2,490)	—	—	—	—	—	—	(2,490)	—	—

Balance, December 31, 2007	$254,547	$27,658	$4,979	11,592,272	$114	$(12,664)	$100,277	$99,452	$228	$62,161

Unrealized loss on foreign investments	9,685	9,685	—	—	—	—	—	—	9,685	—
Unrealized gain on investment securities	(5,582)	(5,582)	—	—	—	—	—	—	(5,582)	—
Net income	26,969	26,969	—	—	—	—	—	22,634	—	4,335
Acquisition of non-controlling interest	7,736	—	—	—	—	—	(7,668)	—	—	15,404
Acquisition of controlling interest	—	—	—	—	—	—	—	—	—	—
Stock reconciliation	—	—	—	281,866
Repurchase/sale of treasury stock	6,710	—				6,710
Series A preferred stock cash dividend ($1.00 per share)	(2,487)	—	—	—	—	—	—	(2,487)	—	—

Balance, December 31, 2008	$297,578	$31,072	$4,979	11,874,138	$114	$(5,954)	$92,609	$119,599	$4,331	$81,900

Unrealized gain on investment securities	(2,775)	(2,775)	—	—	—	—	—	—	(2,145)	(630)
Net loss	(82,659)	(82,659)	—	—	—	—	—	(70,141)	—	(12,518)
Acquisition of non-controlling interest	1,692	—	—	—	—	—	(1,528)	—	—	3,220
Acquisition of controlling interest	—	—	—	—	—	—	—	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	(2,487)	—	—	—	—	—	—	(2,487)	—	—

Balance, December 31, 2009	$211,349	$(85,434)	$4,979	11,874,138	$114	$(5,954)	$91,081	$46,971	$2,186	$71,972

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(72,629)	$20,147	$24,072
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(11,605)	(5,584)	(20,468)
Depreciation and amortization	32,418	27,995	28,967
Provision on impairment of notes receivable and real estate assets	44,578	12,417	1,003
Amortization of deferred borrowing costs	5,676	9,481	7,157
Earnings from unconsolidated subsidiaries and investees	35	(4,713)	(286)
Change in non-controlling interest	9,929	4,334	—
Gain (loss) on foreign currency translation	(292)	517	(2,368)
Gain on sale of income producing properties	(10,106)	(119,572)	(53,375)
(Increase) decrease in assets:
Accrued interest receivable	1,520	2,081	(2,347)
Restricted cash	(271)	2,285	3,444
Other assets	(13,559)	58,529	3,935
Prepaid expense	(1,127)	(1,187)	(1,890)
Escrow	(3,035)	(21,227)	(1,022)
Earnest money	(1,723)	4,128	6,544
Rent receivables	(413)	(6,530)	(7,641)
Increase (decrease) in liabilities:
Accrued interest payable	(116)	(1,997)	(5,556)
Cash received from Advisor	(2,444)	23,018	(11,601)
Other liabilities	(2,685)	20,018	(2,888)

Net cash provided by (used in) operating activities	(25,849)	24,140	(34,320)
Cash Flow From Investing Activities:
Proceeds from notes receivables ($3,077 in 2009, $0 in 2008 from affiliates)	8,000	(351)	16,542
Acquisition of land held for development	(11,844)	(54,744)	(24,965)
Proceeds from sales of income producing properties	44,356	179,669	55,256
Proceeds from sale of land	42,029	16,988	65,516
Investment in unconsolidated real estate entities	16,740	(3,246)	960
Improvement of land held for development	(13,542)	(1,789)	(3,728)
Improvement of income producing properties	(3,233)	(16,873)	(15,135)
Investment in marketable securities	2,775	10,382	—
Acquisition of income producing properties	(5,971)	(64,466)	(114,258)
Acquisition of non-controllable interest	—	19,739	2,652
Construction and development of new properties	(32,457)	(148,822)	(204,672)

Net cash provided by (used in) investing activities	46,853	(63,513)	(221,832)
Cash Flow From Financing Activities:
Proceeds from notes payable	62,408	221,354	529,058
Recurring amortization of principal on notes payable	(26,528)	(20,323)	(12,872)
Payments on maturing notes payable	(61,505)	(178,746)	(240,209)
Deferred financing costs	(4,534)	8,380	(10,394)
Stock-secured borrowings	8,000	(3,520)	(4,906)
Repurchase/sale of treasury stock	—	6,710	—

Net cash provided by (used in) financing activities	(22,159)	33,855	260,677

Net increase (decrease) in cash and cash equivalents	(1,155)	(5,518)	4,525
Cash and cash equivalents, beginning of period	6,042	11,560	7,035

Cash and cash equivalents, end of period	$4,887	$6,042	$11,560

Supplemental disclosures of cash flow information:
Cash paid for interest	$89,728	$97,158	$110,997
Cash paid for income taxes, net of refunds	$—	$—	$—
Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$—	$9,685	$4,427
Unrealized loss on marketable securities	$(2,575)	$(5,582)	$(5,983)
Note receivable allowance	$—	$(1,500)	$—
Note receivable for treasury stock	$—	$—	$3,779
Note receivable received from affiliate	$2,341	$—	$16,132
Note receivable from sale of real estate	$2,700	$—	$—
Note paydown from right to build sale	$1,500	$—	$—
Land exchanged with related party	$—	$—	$900
Acquitision of real estate to satisfy note receivable	$(7,748)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31, 2009

	2009	2008	2007
Net income (loss)	$(82,659)	$26,969	$29,214
Other comprehensive income (loss)
Unrealized loss on foreign currency translation	—	9,685	4,427
Unrealized gain on investment securities	(2,575)	(5,582)	(5,983)

Total other comprehensive income (loss)	(2,575)	4,103	(1,556)

Comprehensive income (loss)	(85,234)	31,072	27,658
Comprehensive income (loss) attributable to non-controlling interest	12,518	(4,335)	(2,652)

Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(72,716)	$26,737	$25,006

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Realty Investors, Inc. and consolidated entities have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Organization and Summary of Significant Accounting Policies.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2007 and 2008 have been reclassified to conform to the 2009 presentation.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.    In November 1999, ARL, a Nevada corporation, was formed, and in August 2000, ARL acquired ART, a Georgia corporation and National Realty, L.P. (“NRLP”), a Delaware partnership. ARL primarily invests in real estate and real estate-related entities, and purchases and originates mortgage loans. At December 31, 2009, we owned 61 residential apartment communities comprising of 11,942 units, two apartment projects in development, 32 commercial properties comprising an aggregate of approximately 5.8 million square feet, five hotels comprising 808 rooms, and an investment in 11,635 acres of undeveloped and partially developed land.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL”. Approximately 87% of ARL’s stock is owned by affiliated entities. ARL owns approximately 82.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol (“NYSE:TCI”). ARL has consolidated TCI’s accounts and operations since March 2003. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties, and Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. ARL engages four third-party companies to lease and manage its apartment properties.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the outstanding shares (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange.

With TCI’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations are now consolidated with those of TCI for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. TCI’s fair valuation of IOT assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $35 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Accounting Standards Codification.    The company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC Codification as the sole source of authoritative literature.

Basis of presentation.    The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which the Company has a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby the Company has been determined to be a primary beneficiary of the VIE and meets certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. ARI’s investments in Gruppa Florentina LLC, LK Four Hickory LLC, and Garden Centura LP are accounted for under the equity method.

Real estate, depreciation, and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—20-40 years; furniture, fixtures and equipment—5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held-for-sale.    The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost Capitalization.    Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. The Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the company’s weighted average interest rate of non-project specific debt.

The company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the date on which the project achieves 80% economic occupancy.

The company capitalizes leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The company allocates these costs to individual tenant leases and amortizes them over the related lease term.

Fair value measurement.    The company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	—	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2	—	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	—	Unobservable inputs that are significant to the fair value measurement.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recognition of Revenue.    Our revenues, which are composed largely of rental income, include rents reported on a straight-line basis over the lease term. In accordance with ASC 805 “Business Combinations”, the Company recognizes rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases.

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

Sales and the associated gains or losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Foreign currency translation.    Foreign currency denominated assets and liabilities of subsidiaries with local functional currencies are translated to United States dollars at year-end exchange rates. The effects of translation are recorded in the cumulative translation component of shareholders’ equity. Subsidiaries with a United States dollar functional currency re-measure monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of re-measurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates.

Non-performing notes receivable.    ARL considers a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest recognition on notes receivable.    For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent cash is received.

Allowance for estimated losses.    We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 for details on our Notes Receivable.

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Earnings per share.    Income (loss) per share is presented in accordance with ASC 620 “Earnings per Share”. Income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during each year.

Use of estimates.    In the preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

Income Taxes.    ARL is a “C Corporation” for U.S. federal income tax purposes. ARL files an annual consolidated income tax return with TCI and IOT and their subsidiaries. ARL is the common parent for the consolidated group. ARL is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009. Prior to 2009, ARL and TCI and their subsidiaries were in a tax sharing and compensating agreement with respect to federal income taxes and IOT was the parent company of its own consolidated filing group. The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.	REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2009	2008
Apartments	$713,384	$656,578
Apartments under construction	5,296	56,195
Commercial properties	445,061	441,318
Hotels	41,139	41,046
Land held for development	513,957	517,369
Real estate held for sale	6,399	10,973
Real estate subject to sales contract	67,326	67,326

Total real estate	1,792,562	1,790,805
Less accumulated deprecation	(211,041)	(177,403)

	$1,581,521	$1,613,402

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is computed on a straight line basis over the estimated useful lives of the assets as follows:

Land improvements	25 to 40 years
Buildings and improvements	10 to 40 years
Tenant improvements	Shorter of useful life or terms of related lease
Furniture, fixtures and equipment	3 to 7 years

Provision for Asset Impairments:

In 2009, the provision for allowance and impairments was related to our receivables and our investments in unconsolidated entities and other investees. Provision for allowance on notes receivable and impairment was $44.6 million for the twelve months ended December 31, 2009. Impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $35.6 million in land we currently hold and $7.1 million in land that was sold in the third quarter for a loss. In 2008, we recorded a $5.0 million allowance for doubtful receivables and a $7.4 million allowance for doubtful collectability of certain investments within our portfolio.

The following is a brief description of the more significant property acquisitions and sales in 2009:

In January 2009, we sold 9.3 acres of land known as Woodmont Schiff-Park Forest land located in Dallas, Texas for $7.7 million. We received $3.9 million in cash after paying off the existing debt of $3.2 million and closing costs of $0.6 million. In addition, we booked a $2.1 million receivable. There was no gain or loss recorded on the sale of the land parcel.

In January 2009, we sold the Chateau Bayou Apartments, a 122-unit complex located in Ocean Springs, Mississippi for $6.9 million. We received $3.1 million in cash after paying off the existing debt of $3.5 million and closing costs of $0.3 million. We recorded a gain on sale of $4.2 million on the property.

In April 2009, we sold the Cullman Shopping Center, a 92,500 square foot facility located in Cullman, Alabama for a sales price of $4.0 million. We received $3.0 million in cash after paying off the existing debt of $1.0 million. The project was sold to a related party; therefore the gain of $1.9 million was deferred and will be recorded upon sale to a third party.

In April 2009, we sold 3.02 acres of land known as West End land located in Dallas, Texas for a sales price of $8.5 million. We received $4.6 million in cash after paying off the existing debt of $3.4 million and closing costs of $0.5 million. We recorded a gain on sale of $4.9 million on the land parcel.

In April 2009, we sold 3.13 acres of land known as Verandas at City View land located in Fort Worth, Texas for a sales price of $1.3 million. We paid off the existing debt of $1.3 million and closing costs. We recorded a gain on sale of $0.7 million on the land parcel.

In June 2009, we sold 3.96 acres of land known as Teleport land located in Irving, Texas for a sales price of $1.1 million. We received $1.0 million in cash after paying off the existing debt of $0.1 million and closing costs. We recorded a gain on sale of $0.4 million on the land parcel.

In June 2009, we sold the 76-unit Bridgestone apartments located in Friendswood, Texas for a sales price of $2.9 million. We received $0.83 million in cash after paying off the existing debt of $1.9 million and closing costs of $0.18 million. We recorded a gain on sale of $2.2 million on the property.

In June 2009, we sold 8.23 acres of land known as Leone land located in Irving, Texas for a sales price of $3.2 million. We received $2.0 million in cash after paying off the existing debt of $1.2 million and closing costs of $0.13 million. We recorded a gain on sale of $1.5 million on the land parcel.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2009, we sold 29.53 acres of Hines Meridian land located in Dallas, Texas and 807.90 acres of Travis Ranch land located in Kaufman County, Texas for $16.0 million. We paid off the existing debt of $13.5 million. We recorded no gain or loss on the land parcels.

In July 2009, we sold 378 acres of Beltline land located in Dallas, Texas for $2.0 million. We paid off the existing debt of $2.0 million. We recorded no gain or loss on the land parcel.

In July 2009, we sold the 5000 Space Center, a 101,500 square foot commercial facility located in San Antonio, Texas and the 5360 Tulane, a 30,000 square foot commercial facility located in Atlanta, Georgia for a sales price of $4.0 million. We received $2.7 million in cash after paying off the existing debt of $1.3 million. We recorded a gain on sale of $3.0 million on the commercial properties.

In September 2009, we purchased 54.86 acres of Gautier land located at Gautier, Mississippi for $3.4 million.

In October 2009, we sold the 2010 Valley View office building; a 40,666 square foot facility located in Farmers Branch, Texas, for a sales price of $3.2 million. We received $1.2 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.0 million. The property was sold to a related party; therefore the gain of $0.8 million was deferred and will be recorded upon sale to a third party. We also sold the Parkway Centre retail shopping center; a 28,374 square foot facility located in Dallas, Texas, for a sales price of $4.0 million. We received $1.3 million in cash by way of an intercompany note receivable increase after paying off the existing debt of $2.6 million. The property was sold to a related party; therefore the gain of $0.6 million was deferred and will be recorded upon sale to a third party.

In November 2009, we acquired 27.192 acres of McKinney Ranch land located in McKinney, Texas in lieu of a note receivable payoff of $6.4 million and existing mortgage assumption of $5.3 million.

In November 2009, we purchased the Keller Springs Technical Center, an 80,000 square foot commercial building located in Carrollton, Texas for $6.0 million. We assumed the current mortgage of $6.0 million.

In December 2009, we sold the Bridges on Kinsey Apartments, a 232-unit complex, located in Tyler, Texas for $20.5 million. We received $6.8 million in cash, and the buyer assumed the existing mortgage of $14.0 million secured by the property. The property was sold to a related party; therefore the gain of $5.2 million was deferred and will be recorded upon sale to a third party.

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

Borrower	Maturity Date		Interest Rate	Amount	Security

Performing loans:
3334Z Apts, LP	04/12		6.50%	$1,875	100% Interest in 3334Z Apts
Basic Capital Management(1)	10/11		prime + 2%	1,253	Industrial building, Arlington, TX
Basic Capital Management(1)	10/11		prime + 2%	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	10/09		9.00%	1,116	Assignment of partnership interests
Garden Centura LP(1)	N/A		7.00%	2,210	Excess cash flow from partnership
Arcadian Energy, Inc. (formerly known as International Health Product)(1)	08/10		prime + 1%	3,779	335,900 shares of stock (11.25 per share)
Miscellaneous non-related party notes	Various		Various	3,815	Various security interests
Miscellaneous related party notes(1)	Various		Various	3,966	Various security interests
Pioneer Austin Development	10/08	(2)	18.00%	2,407	33 acres undeveloped land, Austin, TX
Realty Advisors(1)	11/11		prime + 2%	12,999	850 shares of ARI stock owned by BCM
Unified Housing of Harvest Hill(1)	10/13		12.00%	8,894	100% Interest in UHF Harvest Hill
HFS of Humble LLC(1)	12/17		12.00%	2,733	100% Interest in HFS Humble
UHF, Inc. (Inwood on the park)(1)	12/13		12.00%	5,113	100% Interest in UHF Inwood
UHF, Inc. (Kensington Park)(1)	03/14		12.00%	3,984	100% Interest in UHF Kensington
UHF, Inc. (Cliffs on Eldorado)(1)	12/13		12.00%	2,469	100% Interest in UHF McKinney
Housing for Seniors of Humble, LLC(1)	12/13		11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC (1)	12/13		11.50%	6,363	Interest in Unified Housing Foundation Inc.
UHF, Inc. (Marquis at Vista Ridge)(1)	12/13		12.00%	2,735	100% Interest in Housing for Seniors of Lewisville LLC
UHF, Inc. (Echo Station)(1)	12/13		12.00%	1,668	100% Interest in UH of Temple LLC
UHF, Inc. (Cliffs of El Dorado)(1)	09/10		10.00%	2,990	100% Interest in UH of McKinney LLC
UHF, Inc. (Timbers of Terrell)(1)	12/13		12.00%	1,323	100% Interest in UH of Terrell LLC
UHF, Inc. (Tivoli)(1)	12/13		12.00%	1,826	100% Interest in UH of Tivoli LLC
UHF, Inc. (Parkside Crossing)(1)	12/13		12.00%	1,936	100% Interest in UH of Parkside Crossing
UHF, Inc. (Sendero Ridge)(1)	12/13		12.00%	5,227	100% Interest in UH of Sendero Ridge LLC
UHF, Inc. (Limestone Ranch)(1)	12/13		12.00%	2,250	100% Interest in UH of Vista Ridge LLC
UHF, Inc. (Limestone Canyon)(1)	12/13		12.00%	3,080	100% Interest in UH of Austin LLC
Accrued interest				2,338

Total Performing				$91,872
Non-Performing loans:
Tracy Suttles	12/11		0.00%	1,077	Unsecured
Windmill Farms	07/09	(2)	7.00%	2,007	Unsecured
Accrued interest				24

Total Non-Performing				$3,108

Total				94,980
Allowance for estimated losses				(11,836)

Total				$83,144

(1)	Related party notes
(2)	Renegotiating note

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Junior Mortgage Loans. We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2009, 4.6% of our assets were invested in junior and wraparound mortgage loans.

Interest income is recognized on non-performing notes receivable and cash flow notes receivables. Effective 2009, interest income is recorded when cash is received, and no accrued interest income is recorded on non-performing notes receivables. If the notes for the years 2009 and 2008 had been performing, an additional interest income totaling $1.0 million and $84,800, respectively, would have been recognized.

As of December 31, 2009, the obligors on $73.7 million or 88.6% of the mortgage notes receivable portfolio were due from affiliated entities. Also at that date, $3.1 million or 3.7% of the mortgage notes receivable portfolio was non-performing. At December 31, 2009, approximately 4.6% of our assets were invested in notes and interest receivable.

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The table below shows our allowance for estimated losses (dollars in thousands).

	2009	2008	2007
Balance January 1,	$11,874	$2,978	$1,000
(Decrease) Increase in provision	(38)	8,896	1,978

Balance December 31,	$11,836	$11,874	$2,978

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. IOT is a related entity and is consolidated as of July 2009.

Investment accounted for via the equity method consists of the following:

	Percentage ownership as of
	December 31, 2009	December 31, 2008
LK Four Hickory(2)	29%	29%
Income Opportunity Investors, Inc.(1)	0%	25%
Garden Centura, LP(2)	5%	5%
Gruppa Florentina, LLC(2)	20%	20%

(1)	Consolidated subsidiary as of 7/09
(2)	Other investees

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The market values, other than the unconsolidated subsidiaries, as of the year ended December 31, 2009 and 2008 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands);

	Unconsolidated	Other
	Subsidiaries	Investees	Total
For the Year Ended December 31, 2009
Real estate, net of accumulated depreciation	$—	$125,510	$125,510
Notes receivable	—	3,927	3,927
Other assets	—	43,563	43,563
Notes payable	—	(92,494)	(92,494)
Other liabilities	—	(11,911)	(11,911)
Shareholders equity/partners capital	—	(68,595)	(68,595)

	—	—	—
Revenue	$—	$52,771	$52,771
Depreciation	—	(6,512)	(6,512)
Operating expenses	—	(40,322)	(40,322)
Gain on land sales	—	—	—
Interest expense	—	(6,194)	(6,194)

Loss from continuing operations	—	(257)	(257)
Income from discontinued operations	—	—	—

Net loss	$—	$(257)	$(257)

Companys proportionate share of earnings	$—	$(48)	$(48)

	Unconsolidated	Other
	Subsidiaries	Investees	Total
For the Year Ended December 31, 2008
Real estate, net of accumulated depreciation	$36,942	$130,538	$167,480
Notes receivable	39,606	3,367	42,973
Other assets	39,005	43,929	82,934
Notes payable	(42,319)	(97,543)	(139,862)
Other liabilities	(2,459)	(9,093)	(11,552)
Shareholders equity/partners capital	(70,775)	(71,198)	(141,973)

	—	—	—
Revenue	$3,827	$58,706	$62,533
Depreciation	(206)	(6,244)	(6,450)
Operating expenses	(3,475)	(44,914)	(48,389)
Gain on land sales	—	—	—
Interest expense	(2,410)	(6,382)	(8,792)

Income (loss) from continuing operations	(2,264)	1,166	(1,098)
Income from discontinued operations	28,973	—	28,973

Net income	$26,709	$1,166	$27,875

Companys proportionate share of earnings	$6,656	$146	$6,802

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unconsolidated Subsidiaries	Other Investees	Total
For the Year Ended December 31, 2007
Real estate, net of accumulated depreciation	$57,603	$132,450	$190,053
Notes receivable	27,441	2,724	30,165
Other assets	31,936	43,262	75,198
Notes payable	(69,506)	(99,454)	(168,960)
Other liabilities	(2,730)	(8,952)	(11,682)
Shareholders equity/partners capital	(44,744)	(70,030)	(114,774)

Revenue	$7,050	$49,432	$56,482
Depreciation	(348)	(4,188)	(4,536)
Operating expenses	(3,726)	(40,191)	(43,917)
Gain on land sales	—	—	—
Interest expense	(3,768)	(4,412)	(8,180)

Income (loss) from continuing operations	(792)	641	(151)
Income from discontinued operations	57	—	57

Net income (loss)	$(735)	$641	$(94)

Companys proportionate share of earnings	$(183)	$182	$(1)

NOTE 6.    INVESTMENTS IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution in 2009 and recorded a gain of $2.8 million.

NOTE 7.    NOTES PAYABLE

The following table schedules the principal payments on the notes payable for the following five years and thereafter (dollars in thousands):

Year	Amount
2010	$484,910
2011	195,614
2012	79,710
2013	94,650
2014	12,404
Thereafter	543,600

$1,410,888

Commercial Properties

In connection with the purchase of Keller Springs Technical Center office building in Carrollton, Texas on November 9, 2009, we assumed the existing mortgage of $6.0 million, collateralized by the office building purchased. The note accrues interest at 7.41%. The note is payable in monthly installments of interest and principal with the balance due along with all unpaid and accrued interest due at maturity on January 1, 2010. We are currently negotiating an extension with the current lender.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land

In connection with the purchase of Gautier land in Gautier, Mississippi on September 23, 2009, we financed the acquisition with seller financing of $750,000 and $1.6 million from the Katrina Community Development Block Grant (“KCDBG”) issued by the Mississippi Development Authority for the construction of an apartment complex. The seller financing accrues interest at 6% and is payable in monthly installments of interest only with the balance due along with all unpaid and accrued interest due at maturity on September 23, 2010. We used $1.6 million of the KCDBG Funds to acquire the land parcel to develop into an apartment complex. 100% of the funds will be repaid from 50% of the distributable cash flow and as a priority payment from the proceeds of any refinancing or sale of the project.

In connection with the purchase of McKinney Ranch land in McKinney, Texas on November 9, 2009, we assumed the existing mortgage of $5.3 million, collateralized by the land purchased. The note accrues interest at 4.25% and is payable in monthly installments of principal and interest with the balance due along with all unpaid and accrued interest due at maturity on January 1, 2011.

NOTE 8.    STOCK-SECURED NOTES PAYABLE

ARL has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the fair value of marketable equity securities. ARL also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI and ARL’s trading portfolio securities and bear interest rates ranging from 3.5% to 13.0% per annum. Margin borrowings were $24.9 million at December 31, 2009 and $13.5 million at December 31, 2008, representing 17.6% and 18.6%, respectively, of the market values of the equity securities at those dates.

NOTE 9.    RELATED PARTY TRANSACTIONS

ARL received of $2.6 million in 2009, $3.8 million in 2008, and $3.1 million in 2007 from Prime and its affiliates for rents of ARL owned properties, including One Hickory, Two Hickory, Addison Hanger, Browning Place, Fenton Centre, 1010 Common, 600 Las Colinas, Amoco, Parkway North, Thermalloy, Senlac, GNB, Eagle Crest, and 2010 Valley View.

The Advisory Agreement provides for Prime to receive a monthly base compensation of .0625% per month of the average invested assets, and an annual net income fee equal to 7.5% of ARI’s net income (see Note 15). Prime receives an incentive fee equal to 10.0% of net income for the years in excess of a 10.0% return on stockholders’ equity, and 10.0% of the excess of net capital gains over net capital losses, if any, realized from sale of assets (See Note 15). Prime also receives reimbursement of certain expenses it incurred from the performance of advisory services (see Note 15).

ARL and the advisor agreed to charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each month, is the prime rate plus 1% on the average daily cash balances advanced (see Note 15).

Prime or an affiliate of Prime receives a property acquisition fee for locating, leasing or purchasing real estate for ARL equal to the lesser of 1.0% of the amount of the loan purchased or a brokerage or commitment fee, which is reasonable and fair, and an acquisition fee for locating, leasing or purchasing real estate for ARL in the amount equal to the lesser of the amount of customarily charged in similar arm’s-length transactions or up to 6.0% of the costs of acquisition, inclusive of commissions, if any, paid to non-affiliates (see Note 15). Prime or an affiliate of Prime also receives a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of 1.0 % of the amount of the loan or the amount refinanced or a reasonable and fair brokerage or refinancing fee (see Note 15).

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regis I, a related party, provides real estate brokerage services to ARL and receives brokerage commissions in accordance with the Advisory Agreement. ARL also pays to Regis a construction supervision fee of 6% on all construction projects in progress (see Note 13).

Affiliates of Prime provide property management services to ARL for a fee of 6.0% or less of the monthly gross rents collected on the commercial properties under its management (see Note 15).

The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2009 (dollars in thousands).

Balance, December 31, 2008	$(23,018)
Cash transfers	91,687
Cash repayments	(94,600)
Fees and commissions payable to affiliate	(25,649)
Advances due to financing proceeds	27,286
Note receivable with affiliate	5,877
Payments through affiliates	(2,157)

Balance, December 31, 2009	$(20,574)

NOTE 10.	DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. No dividends on its common stock were declared for 2007, 2008, or 2009. Future distributions to common stockholders will be dependent upon ARL’s income, financial condition, capital requirements, and other factors deemed relevant by the Board.

NOTE 11.	PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2009, 3,390,913 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2009, there were 1,791,563 Class A units outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. On or after December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. In January 2006, the company redeemed 1,625,000 Class A limited partner units for $1.6 million in cash. At December 31, 2009, no shares of Series C Preferred Stock were outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2009, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2009, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2009.

NOTE 12.	STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). The plan was terminated effective December 31, 2005. As of July 1, 2008, all options still outstanding under the plan expired. There are no remaining options outstanding under this plan as of December 31, 2009.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2009, there were 2,000 shares outstanding which were exercisable at $9.70 per share.

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

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prime, an affiliate, provides advisory services to ARL. Prime, the sole member of which is PIAMI is the contractual advisor to ARL. PIAMI is owned by Realty Advisors, LLC, a Nevada limited liability company the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI which SWI exchanged to Realty Advisors, Inc. for certain securities issued by SWI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager, or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or ARL, nor is he a Trustee of the May Trust.

The Advisory Agreement provides that Prime shall receive base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of ARL’s average invested assets (See Note 15.)

In addition to base compensation, the Advisory Agreement provides that Prime, or an affiliate of Prime, receive an acquisition fee for locating, leasing or purchasing real estate for ARL’s benefit; a disposition fee for the sale of each equity investment in real estate; a loan arrangement fee; an incentive fee equal to 10.0% of net income for the year in excess of a 10.0% return on stockholders’ equity, and 10.0% of the excess of net capital gains over net capital losses, if any; and a mortgage placement fee, on mortgage loans originated or purchased (See Note 15.)

The Advisory Agreement further provides that Prime shall bear the cost of certain expenses of its employees not directly identifiable to ARL’s assets, liabilities, operations, business or financial affairs, and miscellaneous administrative expenses relating to the performance of its duties under the Advisory Agreement (See Note 15.)

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

Affiliates of Prime provide property management services to ARL. Currently, Triad, an affiliate, provides property management services to ARL’s commercial properties for a fee of 6.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracts the property-level management and leasing of ARL’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

Regis I provides construction managements and supervision services for ARI’s properties under construction. Regis I charged fees of 6% of certain constructions costs. Those fees totaled $0.9 million, $3.4 million and $5.4 million for 2009, 2008 and 2007, respectively.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    ADVISORY FEES, PROPERTY MANAGEMENT FEES, ETC.

Fees and cost reimbursements to Prime, BCM and their affiliates were as follows (dollars in thousands):

	2009	2008	2007
Fees:
Advisory fee	$15,683	$15,940	$14,898
Incentive fee	—	7,953	5,599
Net income fee	115	3,041	190
Adjust 2006 net income fee	—	—	(704)
Property acquisition and sales	41	1,041	1,621
Mortgage brokerage and equity refinancing	674	503	2,411

	$16,513	$28,478	$24,015

Cost reimbursements	$5,405	$6,741	$5,479

Rent revenue	$2,901	$3,414	$2,211

Interest paid (received)	$208	$(3,769)	$(3,443)

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2009	2008	2007
Fees:
Property acquisition	$136	$2,910	$2,573
Real estate brokerage	1,536	5,228	4,183
Construction supervision	941	3,409	5,422
Property and construction management and leasing commissions	3,003	4,131	3,773

	$5,616	$15,678	$15,951

NOTE 16.    INCOME TAXES

During 2009, ARL’s subsidiary TCI acquired stock of Income Opportunity Realty Investors, Inc. (IOT), such that more than 80% of IOT was owned by TCI. As a result, IOT joined the ARL consolidated group and joined a Tax Sharing and Compensating Agreement with TCI and ARL governing the use of current losses to offset taxable income. There was no deferred tax expense (benefit) recorded for 2009, 2008 or 2007 as a result of the uncertainty of the future use of the deferred tax asset.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows:

	2009	2008	2007
Computed “expected” income tax (benefit) expense	(24,549)	8,149	9,297
Book to tax differences in gains on sale of property.	(12,767)	(21,683)	(5,980)
Book to tax differences from entities not consolidated for tax purposes	9,786	7,087	7,719
Book to tax differences of depreciation and amortization	1,607	1,313	1,311
Book to tax differences from insurance proceeds	—	—	(10,371)
Use of net operating loss carryforwards	—	—	(1,709)
Valuation allowance against current net operating loss benefit	12,749	8,853	—
Other book to tax differences	13,174	(3,719)	(267)

	—	—	—

Alternative minimum tax	$—	$—	$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2009	2008	2007
Net operating losses and tax credits	75,043	55,299	63,967

Basis difference of
Real estate holdings and equipment	(50,020)	(32,853)	(4,433)
Notes receivable	9,550	9,479	5,311
Investments	(14,544)	(13,322)	(22,617)
Goodwill and intangibles	—	—	—
Notes payable	56,410	32,143	21,856
Deferred gains	34,553	30,608	26,248
Total	110,992	81,354	90,332
Deferred tax valuation allowance	(110,992)	(81,354)	(90,332)

Net deferred tax asset	—	—	—

At December 31, 2009, 2008 and 2007 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $69.6 million expiring through the year 2029.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart). The leases, thereon, expire at various dates through 2019. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2009. (dollars in thousands):

2010	$38,825
2011	32,397
2012	24,711
2013	14,774
2014	10,918
Thereafter	23,765

$145,390

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate. There are no intersegment revenues and expenses and ARL conducted all of its business within the United States, with the exception of Hotel Akademia, a 161-room hotel in Wroclaw, Poland, which was sold March 28, 2008, See “Note 2. “Real Estate”.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is the operating income of each operating segment and each segment’s assets for 2009, 2008 and 2007 (dollars in thousands):

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/09
Operating revenue	$75,772	$95,124	$14,073	$1,238	$(2,550)	$183,657
Operating expenses	41,431	54,277	11,456	(153)	215	107,226
Depreciation and amortization	13,306	17,336	1,142	40	(1,275)	30,549
Mortgage and loan interest	19,248	39,345	3,154	18,834	7,321	87,902
Interest income	—	—	—	—	9,701	9,701
Gain on land sales	—	—	—	11,605	—	11,605

Segment operating income (loss)	$1,787	$(15,834)	$(1,679)	$(5,878)	$890	$(20,714)

Capital expenditures	1,934	367	93	376	—	2,770
Assets	336,056	704,926	26,421	508,971	—	1,576,374

Property Sales
Sales price	$8,000	$30,640	$—	$43,524	$—	$82,164
Cost of sale	2,871	19,019	—	35,317	—	57,207
Deferred current gain	1,955	5,221	—	—	—	7,176
Recognized prior deferred gain	—	—	—	3,398	532	3,930

Gain on sale	$3,174	$6,400	$—	$11,605	$532	$21,711

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/08
Operating revenue	$73,524	$83,856	$18,550	$2,743	$(1,306)	$177,367
Operating expenses	45,041	49,020	13,674	6,716	1,022	115,473
Depreciation and amortization	12,161	13,944	1,126	(183)	3	27,051
Mortgage and loan interest	20,928	37,611	3,365	17,385	11,623	90,912
Interest income	—	—	—	—	10,876	10,876
Gain on land sales	—	—	—	5,584	—	5,584

Segment operating income (loss)	$(4,606)	$(16,719)	$385	$(15,591)	$(3,078)	$(39,609)

Capital expenditures	4,048	(168)	1,510	(3,091)	—	2,299
Assets	366,455	747,524	27,461	461,629		1,603,069

Property Sales
Sales price	$26,193	$111,727	$41,749	$21,466	$—	$201,135
Cost of sale	10,171	34,333	15,593	12,623	—	72,720
Deferred current gain	—	—	—	3,259	—	3,259
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$16,022	$77,394	$26,156	$5,584	$—	$125,156

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/07
Operating revenue	$73,307	$70,683	$20,115	$466	$51	$164,622
Operating expenses	44,027	39,426	14,013	5,136	1,788	104,390
Depreciation and amortization	11,533	11,039	926	13	(680)	22,831
Mortgage and loan interest	20,110	30,826	4,311	21,235	11,337	87,819
Interest income	—	—	—	—	11,632	11,632
Gain on land sales	—	—	—	20,468	—	20,468

Segment operating income (loss)	$(2,363)	$(10,608)	$865	$(5,450)	$(762)	$(18,318)

Capital expenditures	9,607	(824)	299	5,781	(16)	14,847
Assets	317,919	659,018	28,136	419,646	12	1,424,731

Property Sales
Sales price	$9,350	$67,810	$12,000	$45,438	$—	$134,598
Cost of sale	5,921	28,378	6,585	6,313	—	47,197
Deferred current gain	—	—	—	18,657	—	18,657
Recognized prior deferred gain	5,099	—	—	—	—	5,099

Gain on sale	$8,528	$39,432	$5,415	$20,468	$—	$73,843

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2009	2008	2007
Segment operating loss	$(20,714)	$(39,609)	$(18,318)
Other non-segment items of income (expense)
General and administrative	(14,688)	(16,938)	(17,605)
Advisory fees	(15,683)	(15,940)	(14,898)
Litigation	(1,458)	(875)	(2,738)
Provision on impairment of notes receivable and real estate assets	(44,578)	(12,417)	(1,003)
Gain on involuntary conversion	—	—	34,771
Other income (expense)	4,171	5,213	4,855
Equity in earnings of investees	35	(968)	(925)
Gain on foreign currency transaction	292	(517)	—
Non-controlling interest	—	—	—
Deferred tax benefit	3,492	38,158	15,778

Income (loss) from continuing operations	$(89,131)	$(43,893)	$(83)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	2009	2008	2007
Segment assets	$1,576,374	$1,603,069	$1,424,731
Investments in real estate partnerships	13,149	27,113	254,971
Investments in marketable securities	—	2,775	13,157
Other assets and receivables	211,384	198,863	23,867
Assets held for sale	5,147	10,333	61,128

Total assets	$1,806,054	$1,842,153	$1,777,854

NOTE 19.    DISCONTINUED OPERATIONS

The Company applies the provisions of ASC Topic 360 “Property, Plant and Equipment.” ASC Topic 360 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2009, 2008 and 2007. Income from discontinued operations relates to 10, 37, and 50 properties that were sold or repositioned in 2009, 2008 and 2007, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Revenue
Rental	$4,916	$10,984	$56,006
Property operations	2,425	5,468	38,405

	2,491	5,516	17,601
Expenses
Interest	(1,826)	(8,243)	(17,621)
General and administrative	(80)	(1,567)	(94)
Depreciation	(727)	(945)	(6,136)

	(2,633)	(10,755)	(23,851)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(142)	(5,239)	(6,250)
Gain on sale of discontinued operations	10,106	119,572	53,375
Net income and sales fee to affiliate	—	(10,994)	(2,050)
Equity of investees gain on sale	—	5,681	—

Income from discontinued operations before tax	9,964	109,020	45,075
Tax expense	(3,492)	(38,158)	(15,778)

Income from discontinued operations	$6,472	$70,862	$29,297

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2009, 2008 and 2007 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE  20.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2009, 2008, and 2007 (dollars in thousands):

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$46,313	$45,436	$47,061	$44,847
Total operating expenses	43,885	68,088	43,592	57,159

Operating income	2,428	(22,652)	3,469	(12,312)
Other expenses	(14,871)	(21,744)	(21,142)	(17,404)

Loss before gain on land sales, non-controlling interest, and income taxes	(12,443)	(44,396)	(17,673)	(29,716)
Gain on land sales	168	8,040	3,397	0
Income tax benefit (expense)	1,395	956	1,113	28

Net loss from continuing operations	(10,880)	(35,400)	(13,163)	(29,688)

Net income (loss) from discontinuing operations, net of non-controlling interest	2,591	1,776	2,061	44

Net loss	(8,289)	(33,624)	(11,102)	(29,644)
Net loss attributable to non-controlling interest	1,685	5,338	1,525	3,970

Net loss attributable to American Realty Investors, Inc.	(6,604)	(28,286)	(9,577)	(25,674)
Preferred dividend requirement	(622)	(622)	(622)	(622)

Net income loss applicable to common shares	$(7,226)	$(28,908)	$(10,199)	$(26,296)

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(0.87)	$(2.73)	$(1.10)	$(2.34)
Discontinued operations	0.23	0.16	0.19	—

Net loss applicable to common shares	$(0.64)	$(2.57)	$(0.91)	$(2.34)

Weighted average common share used in computing earnings per share	11,237,066	11,237,066	11,237,066	11,237,066

Earnings per share - diluted
Loss from continuing operations	$(0.87)	$(2.73)	$(1.10)	$(2.34)
Discontinued operations	0.23	0.16	0.19	—

Net loss applicable to common shares	$(0.64)	$(2.57)	$(0.91)	$(2.34)

Weighted average common share used in computing diluted earnings per share	11,237,066	11,237,066	11,237,066	11,237,066

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
2008
Total operating revenues	$42,870	$44,391	$45,439	$44,667
Total operating expenses	65,862	46,206	28,443	47,308

Operating income (loss)	(22,992)	(1,815)	16,996	(2,641)
Other expenses	(13,164)	(18,710)	(18,763)	(26,546)

Loss before gain on land sales, non-controlling interest, and income taxes	(36,156)	(20,525)	(1,767)	(29,187)
Gain on land sales	1,275	2,890	1,172	247
Income tax benefit (expense)	37,515	963	(3,042)	2,722

Net income (loss) from continuing operations	2,634	(16,672)	(3,637)	(26,218)

Net income (loss) from discontinuing operations, net of non-controlling interest	69,670	1,789	(5,650)	5,053

Net income (loss)	72,304	(14,883)	(9,287)	(21,165)
Net income (loss) attributable to non-controlling interest	(11,877)	2,417	1,459	3,666

Net income (loss) attributable to American Realty Investors, Inc.	60,427	(12,466)	(7,828)	(17,499)
Preferred dividend requirement	(623)	(623)	(623)	(618)

Net income (loss) applicable to common shares	$59,804	$(13,089)	$(8,451)	$(18,117)

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(0.94)	$(1.42)	$(0.27)	$(2.03)
Discontinued operations	6.66	0.17	(0.53)	0.21

Net income (loss) applicable to common shares	$5.72	$(1.25)	$(0.80)	$(1.82)

Weighted average common share used in computing earnings per share	10,732,908	10,724,907	10,856,973	11,237,066

Earnings per share - diluted
Loss from continuing operations	$(0.94)	$(1.42)	$(0.27)	$(2.03)
Discontinued operations	6.66	0.17	(0.53)	0.21

Net income (loss) applicable to common shares	$5.72	$(1.25)	$(0.80)	$(1.82)

Weighted average common share used in computing diluted earnings per share	10,732,908	10,724,907	10,856,973	11,237,066

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended 2007
	March 31,	June 30,	September 30,	December 31,
2007
Total operating revenues	$40,972	$40,855	$40,201	$42,594
Total operating expenses	37,691	41,805	38,499	42,732

Operating income (loss)	3,281	(950)	1,702	(138)
Other expenses	(17,721)	(19,541)	(17,671)	14,709

Income (loss) before gain on land sales, non-controlling interest, and income taxes	(14,440)	(20,491)	(15,969)	14,571
Gain on land sales	8,545	(3,851)	7,010	8,764
Income tax benefit (expense)	(819)	(131)	2,810	13,918

Net income (loss) from continuing operations	(6,714)	(24,473)	(6,149)	37,253

Net income (loss) from discontinuing operations, net of non-controlling interest	(1,521)	(243)	5,218	25,843

Net income (loss)	(8,235)	(24,716)	(931)	63,096
Net income (loss) attributable to non-controlling interest	(225)	(276)	(236)	(1,915)

Net income (loss) attributable to American Realty Investors, Inc.	(8,460)	(24,992)	(1,167)	61,181
Preferred dividend requirement	(622)	(623)	(622)	(623)

Net income (loss) applicable to common shares	$(9,082)	$(25,615)	$(1,789)	$60,558

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.73)	$(2.50)	$(0.68)	$3.40
Discontinued operations	(0.16)	(0.02)	0.51	2.53

Net income (loss) applicable to common shares	$(0.89)	$(2.52)	$(0.17)	$5.93

Weighted average common share used in computing earnings per share	10,147,750	10,141,525	10,150,511	10,466,978

Earnings per share - diluted
Income (loss) from continuing operations	$(0.73)	$(2.50)	$(0.68)	$3.40
Discontinued operations	(0.16)	(0.02)	0.51	2.53

Net income (loss) applicable to common shares	$(0.89)	$(2.52)	$(0.17)	$5.93

Weighted average common share used in computing diluted earnings per share	10,147,750	10,141,525	10,150,511	13,423,978

Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 17, 2007, both Limkwang Nevada, Inc, the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expense incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC.

Liquidity.    Management believes that ARL will generate excess cash flow from property operations in 2010, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts.    ARL is the limited partner in two partnerships currently constructing residential properties. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements.

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

Litigation.    A lawsuit has been filed against the Company with regard to certain guaranties pertaining to a $12 million real estate note made by a consolidated subsidiary of the Company. The note is secured by certain real estate owned by the subsidiary. The lender has not taken any action to foreclose on the property and the Company is vigorously defending the lawsuit. The book value for the property is equal to the debt and should the lender ultimately prevail there will be no loss or additional liability recorded by the Company.

ARL is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARL’s financial condition, results of operations or liquidity.

NOTE 22.    EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,913 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive. The majority of the stock options issued expired July 1, 2008. The remaining 2,000 stock options still outstanding will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of December 31, 2009, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

Schedule III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
						(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$941	$378	$2,683	$313	$691	$2,683	$3,373	$263	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,358	439	9,751	201	439	9,952	10,390	1,860	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,957	287	4,451	—	287	4,451	4,738	233	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,428	740	10,435	—	740	10,435	11,175	1,277	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	5,014	762	6,856	—	762	6,856	7,618	348	2007	04/08	5-40 years
Capitol Hill, Little Rock, AR	9,059	1,860	7,948	—	1,860	7,948	9,807	1,095	2003	03/03	40 years
Chateau, Bellevue, NE	2,922	130	1,483	420	130	1,904	2,033	1,549	1968	02/81	7-40 years
Curtis Moore Estates, Greenwood, MS	1,685	186	5,733	702	847	5,774	6,621	692	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,123	921	12,644	168	921	12,812	13,733	1,581	2004	01/04	40 years
David Jordan Phase II Greenwood, MS	623	51	1,521	225	277	1,521	1,798	184	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	658	83	2,115	356	439	2,115	2,554	207	2003	01/06	40 years
Denham Springs, Lake Charles, LA	2,404	1,353	—	1,069	1,353	1,069	2,422	—	—	07/07	—
Desoto Ranch, Desoto, TX	15,711	1,349	16,783	—	1,349	16,783	18,132	2,615	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,570	761	18,374	10	761	18,384	19,145	384	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,169	1,318	14,039	283	1,318	14,321	15,639	2,867	2001	10/01	40 years
Foxwood, Memphis, TN	5,102	699	2,282	—	699	2,282	2,980	2,980	1974	08/79	5-40 years
Heather Creek, Mesquite, TX	11,563	1,326	12,015	—	1,326	12,015	13,341	1,502	2003	03/03	40 years
Huntington Ridge, DeSoto, TX	14,889	1,693	15,927	9	1,693	15,936	17,630	527	2007	10/04	40 years
Island Bay, Galveston, TX	13,956	2,095	17,659	—	2,095	17,659	19,754	3,172	1973	09/01	40 years
Kingsland Ranch, Houston, TX	21,857	3,614	23,264	—	3,614	23,264	26,877	2,860	2005	03/03	40 years
Laguna Vista, Dallas, TX	17,307	288	20,743	497	370	21,158	21,528	1,572	2006	12/04	40 years
Lake Forest, Houston, TX	12,349	335	12,267	1,435	335	13,702	14,037	1,484	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,692	1,318	17,215	697	1,318	17,912	19,230	1,064	2006	07/05	40 years
Longfellow Arms, Longview, TX	14,407	1,352	14,915	—	1,352	14,915	16,267	529	2007	12/06	40 years

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
					(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments—(Continued)
Mansions of Mansfield, Mansfield, TX	16,172	977	17,757	—	977	17,757	18,733	112	2009	09/05	40 years
Marina Landing, Galveston, TX	11,929	1,240	11,160	—	1,240	11,160	12,401	2,323	1985	09/01	40 years
Mariposa Villas, Dallas, TX	11,918	721	12,825	—	721	12,825	13,547	1,435	2002	01/02	40 years
Mason Park, Katy, TX	19,300	2,128	20,530	—	2,128	20,530	22,658	558	2007	08/06	40 years
Mission Oaks, San Antonio, TX	15,234	1,266	16,627	122	1,266	16,749	18,015	1,079	2005	05/05	40 years
Monticello Estate, Monticello, AR	520	36	1,493	263	285	1,508	1,793	156	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,858	1,301	14,920	—	1,301	14,920	16,221	124	2009	10/07	40 years
Paramount Terrace, Amarillo, TX	2,943	312	2,805	—	312	2,805	3,117	877	1983	05/00	40 years
Park at Clarksville, Clarksville, TN	13,257	571	14,390	102	571	14,492	15,063	435	2007	06/02	40 years
Parc at Maumelle, Little Rock, AR	16,377	1,048	17,688	617	1,048	18,305	19,353	1,227	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,764	960	12,226	486	960	12,713	13,673	780	2006	05/05	40 years
Parc at Rogers, Rogers, AR	20,334	1,482	22,993	266	1,749	22,993	24,742	772	2007	04/04	40 years
Pecan Pointe, Temple, TX	16,657	1,744	16,838	144	1,744	16,982	18,726	613	2007	10/06	40 years
Portofino, Farmers Branch, TX	20,669	1,729	23,033	13	1,729	23,045	24,775	707	2007	09/06	40 years
Preserve at Pecan Creek, Denton, TX	15,007	885	16,588	—	885	16,588	17,473	546	2008	10/05	40 years
Quail Hollow, Holland, OH	11,159	1,406	12,650	—	1,406	12,650	14,056	527	2000	04/08	5-40 years
Quail Oaks, Balch Springs, TX	2,429	80	1,784	166	115	1,915	2,030	1,361	1982	02/87	5-40 years
River Oaks, Wylie, TX	9,456	590	11,674	93	590	11,768	12,358	2,013	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	337	23	1,537	175	198	1,537	1,736	193	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,284	52	4,007	363	297	4,126	4,423	735	2003	01/06	40 years
Savoy of Garland, Garland, TX	9,645	760	11,031	—	760	11,031	11,791	23	2009	10/06	5-40 years
Spyglass, Mansfield, TX	15,504	1,165	14,172	787	1,175	14,948	16,123	2,167	2002	03/02	40 years
Stonebridge at City Park, Houston, TX	14,114	1,545	14,786	97	1,545	14,883	16,428	1,797	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,218	1,882	12,371	176	1,882	12,546	14,428	28	2009	08/08	40 years
Toulon, Gautier, MS	2,524	1,621	—	1,253	1,993	881	2,874	—	—	09/09	—
Treehouse, Irving, TX	5,268	312	2,807	—	312	2,807	3,119	386	1974	05/04	5-40 years

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
						(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments—(Continued)
Verandas at City View, Fort Worth, TX	17,475	1,792	18,375	1,135	1,792	19,510	21,301	3,085	2003	09/01	40 years
Villager, Ft. Walton, FL	735	125	1,146	—	125	1,146	1,270	224	1972	03/02	40 years
Vistas of Pinnacle Park, Dallas, TX	18,413	1,750	19,808	12	1,750	19,820	21,570	2,696	2002	10/02	40 years
Vistas of Vance Jackson, San Antonio, TX	15,542	1,265	16,540	59	1,265	16,598	17,863	1,742	2004	01/04	40 years
Westwood, Mary Esther, FL	3,265	149	1,337	24	173	1,337	1,510	259	1972	03/02	5-40 years
Whispering Pines, Topeka, KS	8,300	244	4,831	581	244	5,412	5,656	4,623	1974	02/78	15-40 years
Wildflower Villas, Temple, TX	13,487	1,119	15,526	71	1,119	15,597	16,716	959	2004	03/04	40 years
Windsong, Fort Worth, TX	10,386	790	11,526	—	790	11,526	12,316	1,685	2002	07/03	40 years

	$607,223	$56,405	$648,883	$13,392	$59,419	$659,261	$718,680	$67,091
Commercial
1010 Common, New Orleans, LA	$14,339	$2,718	$11,079	$21,984	$2,718	$33,064	$35,782	$23,624	1971	03/98	5-40 years
217 Rampart, New Orleans, LA	—	2,076	—	61	2,076	61	2,137	6	—	08/06	40 years
225 Baronne, New Orleans, LA	—	1,065	492	7,139	1,065	7,631	8,696	7,525	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	5,929	211	1,953	475	211	2,428	2,640	207	1902	08/06	5-40 years
600 Las Colinas, Las Colinas, TX	36,309	5,751	51,759	5,503	5,751	57,262	63,013	7,626	1984	08/05	5-40 years
Addison Hanger I, Addison, TX	—	1,481	724	49	1,481	774	2,255	377	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,207	79	—	1,286	1,286	378	2000	12/99	5-40 years
Alpenloan, Dallas, TX	384	1,061	261	—	1,061	261	1,322	10	—	05/08	5-40 years
Amoco Building, New Orleans, LA	18,750	1,130	3,078	6,260	1,130	9,338	10,469	7,363	1974	07/97	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,365	797	7,174	223	797	7,398	8,195	1,380	1979	03/03	5-40 years
Browing Place (Park West I), Dallas, TX	33,149	5,096	45,868	6,197	5,096	52,065	57,161	5,886	1984	04/05	5-40 years
Clark Garage, New Orleans, LA	—	1,033	9,293	26	1,033	9,319	10,352	573	—	08/06	40 years
Cooley Building, Farmers Branch, TX	2,680	729	1,392	702	729	2,094	2,823	1,154	1996	05/99	5-40 years
Cross County Mall, Matoon, IL	8,990	608	4,891	7,789	1,394	11,894	13,288	11,546	1971	08/79	5-40 years
Denver Merchandise Mart, Denver, CO	22,543	5,986	4,967	19,430	5,994	24,389	30,383	11,812	1965/1986	04/94	7-40 years
Dunes Plaza, Michigan City, IN	3,319	1,215	2,863	1,534	(450)	6,062	5,612	2,996	1978	03/92	5-40 years

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
						(dollars in thousands)
Properties Held for Investment— (Continued)
Commercial—(Continued)
Ergon Office Building, Jackson, Ms	1,878	201	1,914	—	201	1,914	2,115	56	—	11/08	5-40 years
Eton Square, Tulsa, OK	9,253	1,346	12,064	4,051	1,346	16,114	17,461	4,992	1985	09/99	5-40 years
Fenton Center (Park West II), Dallas, TX	61,237	6,968	62,712	4,771	6,968	67,484	74,452	5,889	—	01/07	5-40 years
Fruitland Park, Fruitland, FL	—	17	—	16	17	16	33	15	—	05/92	40 years
Keller Springs Tech Center, Carrollton, TX	5,970	597	5,374	—	597	5,374	5,971	12	—	11/09	5-40 Years
One Hickory Center, Dallas, TX	8,775	1,221	7,657	25	1,221	7,681	8,903	997	1998	01/00	7-40 years
Parkway North, Dallas, TX	2,934	1,075	4,221	2,071	1,075	6,292	7,367	2,966	1980	02/98	2-40 years
Senlac VHP, Dallas, TX	625	622	—	142	622	142	765	45	—	08/05	40 years
Sesame Square, Anchorage, AK	1,224	562	1,299	198	562	1,497	2,059	1,407	1981	12/81	17-40 years
Signature Building, Dallas, TX	1,311	985	2,173	592	1,026	2,725	3,751	1,106	1985	02/99	5-40 years
Stanford Center, Dallas, TX	25,713	3,878	34,862	208	3,878	35,070	38,948	1,343	—	06/08	5-40 years
Teleport, Las Colinas, TX	—	642	28	—	642	28	670	1	—	05/08	5-40 years
Thermalloy, Farmers Branch, TX	—	791	1,061	—	791	1,061	1,852	42	—	05/08	5-40 years
Two Hickoy Center, Dallas, TX	9,003	1,150	8,667	902	1,150	9,570	10,720	3,305	2000	06/05	3-40 years
Westgrove Air Plaza, Addison, TX	2,281	165	1,483	584	182	2,050	2,232	1,482	1982	10/97	5-40 years
Willowbrook Village, Coldwater, MI	5,268	851	7,663	296	851	7,959	8,811	818	1991	10/05	5-40 years

	$288,229	$52,030	$298,181	$91,308	$51,217	$390,301	$441,519	$106,939

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Hotels
Inn at the Mart (Comfort Inn), Denver, CO	2,974	—	245	2,792	—	3,037	3,037	2,697	1974	06/94	7-40 years
Piccadilly—Airport, Fresno, CA	11,542	—	7,663	889	15	8,537	8,552	2,918	1970	10/97	7-40 years
Piccadilly—Chateau, Fresno, CA	3,540	—	3,676	233	—	3,908	3,908	1,302	1989	10/97	7-40 years
Piccadilly—Shaw, Fresno, CA	12,123	2,392	9,447	1,033	2,392	10,481	12,873	3,656	1973	10/97	7-40 years
Piccadilly—University, Fresno, CA	4,525	—	11,639	1,130	—	12,769	12,769	4,144	1984	10/97	7-40 years

	$34,705	$2,392	$32,670	$6,077	$2,407	$38,732	$41,139	$14,719
Land
1013 Common St, New Orleans, LA	$—	$530	$—	$159	$690	$—	$690	$—	—	08/98	—
Ackerley Land, Dallas, TX	—	150	—	—	150	—	150	—	—	06/08	—
Alliance Airport, Tarrant County, TX	549	895	—	—	895	—	895	—	—	05/05	—
Alliance Centurion, Tarrant County, TX	1,599	2,656	—	—	2,656	—	2,656	—	—	10/05	—
Alliance Hickman Bluestar, Tarrant County, TX	405	738	—	318	1,056	—	1,056	—	—	10/05	—
Archon Land, Irving, TX	4,536	6,671	—	—	6,671	—	6,671	—	—	07/08	—
Audubon, Adams County, MS	—	519	—	297	815	—	815	—	—	—	—
Backlick Land, Springfield, VA	—	74	—	—	74	—	74	—	—	10/07	—
Bonneau Land, Dallas County, TX	2,174	770	—	—	770	—	770	—	—	02/98	—
Centura Land, Dallas, TX	6,900	10,431	—	716	11,147	—	11,147	—	—	12/02	—
Chase Oaks Land, Plano, TX	1,696	837	—	—	837	—	837	—	—	05/97	—
Circle C Land, Austin, TX	32,348	30,312	—	12,641	42,953	—	42,953	—	—	03/06	—
Cooks Lane Land, Ft. Worth, TX	515	1,046	—	10	1,056	—	1,056	—	—	06/04	—
Copperridge, Dallas, TX	4,326	6,392	—	752	7,144	—	7,144	—	—	01/08	—
Creekside, Fort Worth, TX	495	2,201	—	—	2,201	—	2,201	—	—	07/06	—
Crowley, Fort Worth, TX	422	1,569	—	—	1,569	—	1,569	—	—	07/06	—
Dalho, Farmers Branch, TX	750	266	—	—	266	—	266	—	—	10/97	—
Dedeaux, Gulfport, MS	1,520	1,612	—	48	1,659	—	1,659	—	—	10/06	—
Denham Springs, Denham Springs, LA	—	8	—	—	8	—	8	—	—	08/08	—

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Denton (Andrew B), Denton, TX	550	895	—	8	903	—	903	—	—	12/05	—
Denton (Andrew C), Denton, TX	195	318	—	—	318	—	318	—	—	12/05	—
Denton Coonrod, Denton, TX	786	1,848	—	—	1,848	—	1,848	—	—	07/09	—
Denton Land, Denton, TX	74	1,349	—	477	1,826	—	1,826	—	—	10/05	—
Desoto Ranch, Desoto, TX	558	898	—	—	898	—	898	—	—	10/04	—
Diplomat Drive, Farmers Branch, TX	512	1,479	—	—	1,479	—	1,479	—	—	12/06	—
Dominion Tract, Dallas, TX	1,257	2,036	—	—	2,036	—	2,036	—	—	03/99	—
Eagle Crest, Dallas, TX	2,387	2,066	—	—	2,066	—	2,066	—	—	10/09	—
Elm Fork Land, Denton County, TX	1,992	2,963	—	—	2,963	—	2,963	—	—	03/01	—
Ewing 8, Addison, TX	10,752	15,981	—	24	16,005	—	16,005	—	—	12/06	—
Folsom Land, Dallas, TX	—	3,341	—	—	3,341	—	3,341	—	—	06/06	—
Fortune Drive, Irving, TX	1,150	1,782	—	—	1,782	—	1,782	—	—	03/08	—
Galleria East Center Retail, Dallas, TX	19,039	25,653	—	10,476	36,129	—	36,129	—	—	11/06	—
Galleria West Lofts, Dallas, TX	5,230	6,094	—	2,969	9,063	—	9,063	—	—	11/06	—
Gautier Land, Gautier, MS	750	2,526	—	127	2,653	—	2,653	—	—	07/98	—
GNB Land, Farmers Branch, TX	10,000	4,385	—	32	4,418	—	4,418	—	—	07/06	—
Hines Meridian, Las Colinas, TX	1,369	1,266	—	—	1,266	—	1,266	—	—	05/07	—
Hollywood Casino (Dominion), Farmers Branch, TX	2,188	3,289	—	150	3,438	—	3,438	—	—	06/02	—
Hollywood Casino Land, Farmers Branch, TX	3,660	3,131	—	—	3,131	—	3,131	—	—	03/08	—
HSM Cummings, Farmers Branch, TX	1,582	567	—	—	567	—	567	—	—	08/98	—
Hunter Equities Land, Dallas, TX	—	398	—	—	398	—	398	—	—	07/08	—
Seminary West Land, Fort Worth, TX	—	136	—	—	136	—	136	—	—	07/01	—
Senlac Land, Farmers Branch, TX	501	365	—	—	365	—	365	—	—	08/05	—
Senlac Land, Farmers Branch, TX	403	656	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	968	1,643	—	420	2,063	—	2,063	—	—	09/03	—
Siskiyou County Land, Siskiyou County, CA	—	3	—	—	3	—	3	—	—	08/96	—
Sladek Land, Travis County, TX	—	764	—	—	764	—	764	—	—	05/00	—

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Southwood Plantation 1394, Tallahassee, FL	632	1,209	—	119	1,329	—	1,329	—	—	02/06	—
Stanley Tools, Farmers Branch, TX	1,480	4,987	—	—	4,987	—	4,987	—	—	02/04	—
Temple Land, Temple, TX	—	415	—	—	415	—	415	—	—	07/98	—
Texas Plaza Land, Irving, TX	423	1,738	—	—	1,738	—	1,738	—	—	12/06	—
Thompson Land I, Farmers Branch, TX	1,157	367	—	—	367	—	367	—	—	10/97	—
Thompson II, Farmers Branch, TX	578	305	—	—	305	—	305	—	—	07/98	—
Three Hickory, Dallas, TX	—	1,161	—	48	1,210	—	1,210	—	—	11/06	—
Tomlin Land, Farmers Branch, TX	723	845	—	—	845	—	845	—	—	10/97	—
Travelers Land, Farmers Branch, TX	27,793	24,511	—	—	24,511	—	24,511	—	—	11/06	—
Travelers Land, Farmers Branch, TX	3,169	2,116	—	—	2,116	—	2,116	—	—	11/06	—
Travis Ranch Land, Kaufman County, TX	821	1,030	—	—	1,030	—	1,030	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,750	—	—	1,750	—	1,750	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	130	—	130	—	—	03/04	—
Valley Ranch Land, Irving, TX	1,984	5,826	—	—	5,826	—	5,826	—	—	12/04	—
Valley View (Hutton/Senlac), Farmers Branch, TX	156	544	—	—	544	—	544	—	—	05/06	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	461	228	—	—	228	—	228	—	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	610	780	—	—	780	—	780	—	—	12/05	—
Valwood, Dallas, TX	10,665	25,089	—	301	25,390	—	25,390	—	—	08/96	—
Vineyards, Grapevine, TX	—	1,123	—	—	1,123	—	1,123	—	—	10/97	—
Vineyards II, Grapevine, TX	—	1,472	—	37	1,509	—	1,509	—	—	06/99	—
W Hotel, Dallas, TX	1,225	1,681	—	411	2,092	—	2,092	—	—	11/06	—
Waco 151 Land, Waco, TX	1,300	2,106	—	—	2,106	—	2,106	—	—	04/07	—

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
						(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Waco Swanson, Waco, TX	1,735	2,805	—	—	2,805	—	2,805	—	—	08/06	—
Walker Land, Dallas County, TX	—	4,465	—	—	4,465	—	4,465	—	—	07/98	—
Walker Land, Dallas County, TX	8,415	12,613	—	—	12,613	—	12,613	—	—	09/06	—
Whorton Land, Bentonville, AR	2,950	4,291	—	6	4,297	—	4,297	—	—	06/05	—
Willowick Land, Pensacola, FL	—	137	—	—	137	—	137	—	—	01/95	—
Wilmer 88 Land, Dallas, TX	1,474	673	—	—	673	—	673	—	—	08/05	—
Windmill Farms—Harlan Land, Kaufman County, TX	5,524	5,524	—	—	5,524	—	5,524	—	—	07/08	—
Windmill Farms I, Kaufman County, TX	30,700	50,420	—	12,461	62,881	—	62,881	—	—	11/06	—
Woodmont Reserve	—	(40,718)	—	5,222	(35,496)	—	(35,496)	—	—	—	—

	$366,721	$440,222	$—	$93,190	$533,412	$—	$533,412	$—
Corporate Departments/Investments/Misc.
TCI—Corporate	$11,459	$5,493	$(21,422)	$—	$5,493	$(21,422)	$(15,929)	$7,040	—	—	—
ARL—Corporate	36,041	—	—	16	16	—	16	16	—	—	—

	$47,500	$5,493	$(21,422)	$16	$5,509	$(21,422)	$(15,913)	$7,055
Properties Held for Sale
Apartments
Bay Walk, Galveston, TX	$4,970	$679	$5,720	$—	$679	$5,720	$6,399	$1,252	1979	09/01	5-40 years

	$4,970	$679	$5,720	$—	$679	$5,720	$6,399	$1,252
Properties Subject to Sales Contract
Apartments
Limestone Canyon, Austin, TX	$14,093	$1,830	$12,959	$—	$1,830	$12,959	$14,789	$4,738	1997	07/98	40 years
Limestone Ranch, Lewisville, TX	13,108	1,485	11,200	885	1,485	12,085	13,571	3,000	2001	05/01	40 years
Sendero Ridge, San Antonio, TX	23,580	2,414	22,297	1,477	2,414	23,773	26,187	3,864	2001	11/01	40 years
Tivoli, Dallas, TX	10,758	1,242	11,065	473	1,242	11,538	12,780	2,383	2001	12/01	40 years

	$61,540	$6,970	$57,522	$2,834	$6,970	$60,356	$67,326	$13,985

TOTAL: Real Estate Held For Investment	$1,410,888	$564,191	$1,021,553	$206,817	$659,613	$1,132,948	$1,792,562	$211,041

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

	2009	2008	2007
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,800,183	$1,665,232	$1,449,715
Additions
Acquisitions, improvements and construction	104,940	314,192	359,513
Deductions
Sale of real estate	(67,584)	(179,241)	(143,996)
Asset impairments	(44,977)	—	—

Balance at December 31,	$1,792,562	$1,800,183	$1,665,232

Reconciliation of Accumulated Depreciation
Balance at January 1,	$186,781	$179,373	$177,291
Additions
Depreciation	32,454	27,646	33,051
Deductions
Sale of real estate	(8,194)	(20,238)	(30,969)

Balance at December 31,	$211,041	$186,781	$179,373

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

JUNIOR MORTGAGE LOANS
Dallas Fund XVII	9.00%	10/09	Principle and interest due at maturity.	$—	$4,303	$1,116	$—
Secured by an assignment of partnership interests and litigation proceeds.

HAF of Dallas LLC	12.00%	08/11	Due at maturity.	14,030	451	307	—

Harvest Hill I, LLC	12.00%	10/13	Interest compounded annually.	50,721	4,982	8,894	—

Housing for Seniors of Humble, LLC	11.50%	12/13	Excess cash flow	16,223	2,000	2,000	—

Housing for Seniors of Humble, LLC	11.50%	12/13	Excess cash flow	12,790	6,363	6,363	—
Interest in Unified Housing Foundation Inc.

Pioneer Development	10.00%	10/08	Interest only payments start in November 2007.	12,000	2,386	2,407	—
Secured by 33.33 acres of unimproved land in Travis County, TX.

UHF, Inc. (Cliffs of El Dorado)	12.00%	12/13	Excess cash flow	9,607	2,003	2,469	—
100% Interest in UH of McKinney, LLC

UHF, Inc. (Cliffs of El Dorado)	10.00%	09/10	Excess cash flow	9,607	2,990	2,990	—
100% Interest in UH of McKinney, LLC

UHF, Inc. (Echo Station)	12.00%	12/13	Excess cash flow	9,928	1,054	1,668	—
100% Interest in UH of Temple, LLC

UHF, Inc. (Fountains of Burleson)	12.00%	10/13	Excess cash flow	7,446	785	740	—
100% Interest in UH of Burleson, LLC

UHF, Inc. (Inwood on the Park)	12.00%	12/13	Excess cash flow	23,316	4,213	5,113	—
100% Interest in UH of Inwood, LLC

UHF, Inc. (Kensington Park)	12.00%	03/14	Excess cash flow	19,713	4,300	3,984	—
100% Interest in UH of Kensington, LLC

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

UHF, Inc. (Lakeshore Villas)	12.00%	12/17	Excess cash flow	16,223	2,220	2,733	—
100% Interest in HFS of Humble, LLC

UHF, Inc. (Limestone Canyon)	12.00%	12/13	Excess cash flow	14,093	3,080	3,080	—
100% Interest in UH of Austin, LLC

UHF, Inc. (Limestone Ranch)	12.00%	12/13	Excess cash flow	13,109	2,320	2,250	—
100% Interest in UH of Vista Ridge, LLC

UHF, Inc. (Marquis at Vista Ridge)	12.00%	12/13	Excess cash flow	14,961	1,770	2,735	—
100% Interest in UH of Lewisville, LLC

UHF, Inc. (Parkside Crossing)	12.00%	12/13	Excess cash flow	11,525	272	336	—
100% Interest in UH of Parkside Crossing, LLC

UHF, Inc. (Parkside Crossing)	12.00%	12/13	Excess cash flow	11,525	1,223	1,936	—
100% Interest in UH of Parkside Crossing, LLC

UHF, Inc. (Plaza at Chase Oaks)	12.00%	12/13	Excess cash flow	13,766	398	132	—
100% Interest in UHF Chase Oaks

UHF, Inc. (Samsung I)	12.00%	12/13	Excess cash flow	—	584	721	—
100% Interest in UH of Samsung I, LLC

UHF, Inc. (Sendero Ridge)	12.00%	12/13	Excess cash flow	23,581	2,942	5,227	—
100% Interest in UH of Sendero Ridge, LLC

UHF, Inc. (Timbers of Terrell)	12.00%	12/13	Excess cash flow	7,201	837	1,323	—
100% Interest in UH of Terrell, LLC

UHF, Inc. (Tivoli)	12.00%	12/13	Excess cash flow	10,759	1,615	1,826	—
100% Interest in UH of Tivoli, LLC

OTHER
2410 Partnership	10.00%	09/17	Interest only paid quarterly.	—	145	145	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

3334Z APTS, LP	6.50%	04/12		—	1,875	1,875	—
Secured by 3334Z Apartments

Christine Tunney	10.00%	09/17	Interest only paid quarterly.	—	48	48	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Compton Partners	10.00%	09/17	Interest only paid quarterly.	—	289	289	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

David Monier	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Earl Samson	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Edward Samson	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Hammon Operating Corporation	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Harold Wolfe	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Herrick Partners	10.00%	09/17	Interest only paid quarterly.	—	91	91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Mark Small	18.00%	02/07	All principal and interest are due at maturity.	—	587	639	—
Secured by Collateral Assignment of Contract Proceeds

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Mary Ann MacLean	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Michael Monier	10.00%	09/17	Interest only paid quarterly.	—	304	304	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Michale Witte	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Miscellaneous Non-Related Party	Various	Various			415	7
Various Security Interest

Miscellaneous Related Party	Various	Various		—	1,233	1,233	—
Various Security Interest

Palmer Brown Madden	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Peter Van Dyk Berg	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Quintin Smith Jr.	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Realty Advisors	Prime+2.0%	11/11	All principal and interest are due at maturity.	—	12,016	12,999	—
Secured by a pledge of 850,000 shares of ARI Common Stock owned by BCM

Richard Schmaltz	10.00%	09/17	Interest only paid quarterly.	—	203	203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Robert Baylis	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Sherman Bull	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—Brett & Nicole Monier	10.00%	09/17	Interest only paid quarterly.	—	33	33	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—David Monier	10.00%	09/17	Interest only paid quarterly.	—	33	33	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—Joseph Monier	10.00%	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

UHF Inc. (Walnut Park Crossing)	12.00%	12/13	Excess cash flow	—	300	370	—
100% Interest in UH of Walnut Park Crossing, LLC

William Ingram	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

William Urkie	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Willingham Trust	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

UNSECURED LOANS
Basic Capital Management	7.00%	10/11	Monthly interest payments.	$—	$1,252	$1,252	$—

Basic Capital Management	7.00%	10/11	Monthly interest payments.	—	1,523	1,523	—

Garden Centura, L.P.	7.00%	None	Excess property cash flow payments or property sales proceeds.	—	—	2,210	—
HAF of Dallas LLC	12.00%	08/11	Due at maturity.	14,030	451	307	—

Harvest Hill I, LLC	12.00%	10/13	Interest compounded annually.	50,721	4,982	8,894	—

Housing for Seniors of Humble, LLC	11.50%	12/09	Excess cash flow	16,223	2,000	2,000	—

Arcadian Energy, Inc. (formerly known as International Health Products, Inc.)	prime + 1.00%	08/10		—	3,779	3,779	—

Treetops	0.00%	12/11	Due at maturity.	—	2,147	1,077

Windmill Farms, LLC	7.00%	10/10		—	2,270	2,007	—

					$86,915	$102,703	$—

				Accrued Interest		1,843
			Allowance for estimated losses			(11,836)

						$92,710

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2009

	2009	2008	2007
Balance at January 1,	$88,877	$86,445	$53,631
Additions
New mortgage loans	32,096	7,366	44,739
Funding of existing loans	7,753	—	1,770
Increase of interest receivable on mortgage loans	6,350	—	—
Deductions
Collection of principal	(40,654)	(8,588)	(18,312)
Conversion to property interest	3,518	3,654	4,617
Non-Cash Reductions	(2,960)	—	—

Balance at December 31,	$94,980	$88,877	$86,445

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The affairs of ARL are managed by a Board of Directors. The Directors are elected at the annual meeting of stockholders or are appointed by the incumbent Board and serve until the next annual meeting of stockholders or until a successor has been elected or appointed.

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

HENRY A. BUTLER: Age 59, Chairman of the Board since May 28, 2009 and Director (Affiliate) (since July 2003).

Elected as chairman May 28, 2009; Broker—Land Sales (since July 2003) for Prime and 1992 to June 2003 for BCM; Owner/Operator (1989 to 1991) of Butler Interests, Inc.; Director of ARL; and Director (December 2001 to July 2003) of TCI.

SHARON HUNT: Age 67, Director (Independent) (since February 2004).

Licensed Realtor in the Dallas, Texas area with Virginia Cook Realtors; President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas, Texas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate; and Director (since February 2004) of TCI.

ROBERT A. JAKUSZEWSKI: Age 47, Director (Independent) (since November 2005).

Vice President—Sales and Marketing (since September 1998) of New Horizons Communications, Inc., Consultant (January 1998—September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc.; and Director of IOT (since March 16, 2004) and Director of TCI since November 22, 2005.

TED R. MUNSELLE: Age 54, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.; he was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has also been a director (since February 20, 2004) of TCI, a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange (“NYSE”), as well as a director (since May 2009) of IOT, a Nevada corporation which has its common stock listed and traded on the American Stock Exchange (the “AMEX”). Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of ARL has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Meetings and Committees

The Board of Directors held nine meetings during 2009. For such year, no incumbent Director attended fewer than 100.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he had been a Director and (2) the total number of meetings held by all committees of the Board on which he served during the periods that he served.

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2009.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met once during 2009.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2009.

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

In 2009, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2009.

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

DANIEL J. MOOS, 59

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT and (effective March 2007) of Prime; Senior Vice President and Business Line Manager of U.S. Bank (NYSE) working out of their offices in Houston, Texas from 2003 to April 2007; Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992 to 1996) and LDI which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Corporation of Cleveland, Ohio.

GENE S. BERTCHER, 61

Executive Vice President (since May 20, 2008), and Chief Financial Officer (since October 28, 2009) of the Company. Mr. Bertcher is Chief Financial Officer of New Concept Energy, Inc. (“NCE”) a Nevada corporation which has its common stock listed on the American Stock Exchange LLC, a position he has occupied since November 1, 2004. From January 3, 2003 until November 1, 2004, Mr. Bertcher was also Chief Executive Officer of NCE. He has been a certified public accountant since 1973. Mr. Bertcher has been a director, November 1989 to September 1996 and since June 1999 of NCE. No family relationship exists between Mr. Bertcher and any director or executive officer of the Company.

LOUIS J. CORNA, 62

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

ALFRED CROZIER, 57

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

DAEHO KIM, 33

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2009. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

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

Prime, an affiliate, is the contractual advisor to ARL. Prime is a single member Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Philips is not an officer, manager or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or ARL, nor is he a Trustee of the May Trust.

As of March 5, 2010, Prime owned 1,437,208 shares of ARL’s common stock, approximately 12.79% of the shares then outstanding, and Prime Stock Holdings, Inc., which is a wholly owned subsidiary of Prime of which PIAMI is the sole member, owned 234,500 shares of ARL common stock.

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

4) The TCI Advisory Agreement requires Prime, or any affiliate of Prime, to pay to TCI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime or any affiliate of Prime shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances;

5) The TCI Advisory Agreement also provides that Prime, or an affiliate of Prime, is to receive a mortgage or loan acquisition fee with respect to the acquisition or purchase of any existing mortgage loan by TCI equal to the lesser of (1) 1.0% of the amount of the loan purchased or (2) a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI;

6) Under the TCI Advisory Agreement, Prime, or an affiliate of Prime, also is to receive a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of (1) 1.0% of the amount of the loan or the amount refinanced or (2) a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime, or an affiliate of Prime, without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions;

7) Under the TCI Advisory Agreement, Prime receives reimbursement of certain expenses incurred by it in the performance of advisory services; and

8) Under the TCI Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of TCI during the fiscal year.

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

Situations may develop in which the interests of ARL are in conflict with those of one or more directors or officers in their individual capacities, or of Prime, or of their respective affiliates. In addition to services performed for ARL, as described above, Prime actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI. The Advisory Agreement provides that Prime may also serve as advisor to other entities.

As advisor, Prime is a fiduciary of ARL’s public investors. In determining to which entity a particular investment opportunity will be allocated, Prime will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

The managers and principal officers of Prime are set forth below:

Mickey N. Phillips—Manager

Ryan T. Phillips—Manager

Daniel J. Moos—President and Chief Executive Officer

Gene S. Bertcher—Executive Vice President and Chief Financial Officer

Louis J. Corna—Executive Vice President—Tax, General Counsel/Tax Counsel and Secretary

Alfred Crozier—Executive Vice President—Residential Construction

Property Management and Real Estate Brokerage

Affiliates of Prime provide property management services to ARL. Currently, Triad provides property management services to ARL’s commercial properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for the provision of the property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracts the property-level management and leasing of ARL’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

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

The only direct remuneration paid by ARL is to those Directors who are not officers or employees of Prime or its affiliated companies. Each non-employee Director is entitled to be compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors is entitled to be compensated at the rate of $49,500 per year. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $22,500 per annum and no fees from meetings with the Chairman of the Audit Committee to receive a one time annual fee of $500. During 2009, $84,799.74 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2009 through December 31, 2009, the fees paid to the directors are as follows: Sharon Hunt, $22,500; Robert A. Jakuszewski, $22,500, Ted R. Munselle, $23,000 and Ted P. Stokely, $16,799.74.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. At December 31, 2009, options covering 2,000 shares remain outstanding all of which are exercisable at $9.70 per share. These options expire in 2015.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding compensation plans under which equity securities of ARL are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000	$9.70	—

See Note 12. to the financial statements “Stock Options” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners.    The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 25, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial		Approximate Percent of Class(1)
Arcadian Energy, Inc. (formerly known as International Health Products, Inc.)	1,366,775		11.87%
1755 Wittington Place
Suite 340
Dallas, Texas 75234
Prime Income Asset Management, Inc.	1,671,708	(1)	14.88%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234
Transcontinental Realty Investors, Inc.	276,972	(4)	2.41%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234
Realty Advisors, Inc.	8,373,553	(2)(3)	72.72%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234
Ryan T. Phillips	8,401,155	(2)(3)	72.96%
1800 Valley View Lane
Suite 300
Dallas, Texas 75234

(1)	Percentages are based upon 11,514,038 shares outstanding as of March 25, 2010.
(2)	Includes 6,701,895 shares owned directly by Realty Advisors LLC, a Nevada limited liability company of which Realty Advisors, Inc. is the sole member and the shares described in (3) below, over which each of the directors of Realty Advisors Inc., Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of Realty Advisors Inc. The directors of Realty Advisors Inc. disclaim beneficial ownership of such shares.
(3)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by Prime Stock Holding, Inc. wholly-owned subsidiary of PIAMI, over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(4)	TCI is included in the table and the directors of ARL are also the directors of TCI. Each of the directors of TCI, Henry A. Butler, Sharon Hunt, Robert A. Jakuszewski, Ted R. Munselle, and Ted P. Stokely, may be deemed to be the beneficial owners by virtue of their positions as directors of TCI. The directors of TCI disclaim such beneficial ownership.
(5)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust. Ryan T. Phillips is a beneficiary of the trust.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 25, 2010.

Name	Shares		Percentage(1)
Gene S. Bertcher	8,650,525	(3)(4)(5)	75.13%
Henry A. Butler	276,972	(2)	2.41%
Louis J. Corna	8,650,525	(3)(4)(5)	75.13%
Alfred Crozier	8,650,525	(3)(4)(5)	75.13%
Sharon Hunt	276,972	(2)	2.41%
Robert A. Jakuszewski	276,972	(2)	2.41%
Daniel J. Moos	8,650,525	(3)(4)(5)	75.13%
Ted R. Munselle	276,972	(2)	2.41%
All Directors and Executive Officers as a group (8 persons)	8,650,525	(2)(3)(4)(5)	75.13%

(1)	Percentage is based upon 11,514,038 shares outstanding as of March 25, 2010.
(2)	Includes 276,972 shares owned by TCI, over which the members of the Board of Directors of ARL may be deemed to be the beneficial owners by virtue of their positions as members of the Board of Directors of TCI. The members of the Board of Directors of ARL disclaim beneficial ownership of such shares.
(3)	Includes 276,972 shares owned by TCI, over which the executive officers of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers of TCI. The executive officers of ARL disclaim beneficial ownership of such shares.
(4)	Includes 6,701,895 shares owned by RALLC, over which certain of the executive officers of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers of RALLC. The executive officers of ARL disclaim beneficial ownership of such shares.
(5)	Includes 1,437,208 shares owned by PIAMI and 234,500 shares owned by Prime Stock Holdings, Inc., over which the executive officers of ARL may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of ARL disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Business Relationships

Prime, ARL’s advisor, is a company for which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers. Prime, the sole member of which is PIAMI is the contractual advisor to ARL. PIAMI is owned by Realty Advisors, LLC, a Nevada limited liability company the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation (“SWI”) which is 100% owned by Gene E. Phillips, owned 20% of PIAMI which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. Gene E. Phillips was one of the original settlers of the May Trust and is periodically consulted by the Trustee of the May Trust for advice on transactions or assets of, or involving, the May Trust which is a Trust for the benefit of the children of Gene E. Phillips. See Part III, Item 10. “Directors, and Executive Officers and Corporate Governance.”

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

At December 31, 2009, ARL owned approximately 82.8% of TCI’s outstanding common stock through its interest in TCI and approximately 85.3% of IOT’s outstanding common stock.

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

ARL paid advisory fees of $15.6 million, net income fees of $.1 million, acquisition fees of $.04 million, mortgage brokerage and equity refinancing fees of $.6 million and costs reimbursements of $5.4 million to Prime in 2009.

ARL paid property acquisition fees of $0.1 million, real estate brokerage fees of $1.5 million, construction supervision fees of $0.9 million, and property and construction management and leasing commissions of $3.0 million to Regis I in 2009.

Operating Relationships

The company leases office and commercial warehouse space to affiliated entities. The income from those entities are included in our financial statements and disclosed on the face of our Statements of Operations which is included in Item 8 of this 10-K. Affiliated rents include lease income from Eagle Crest, 2010 Valley View, Folsom land, 1010 Commons, Two Hickory, 600 Las Colinas, One Hickory, Browning Place, Fenton Centre, Amoco, Parkway North, Thermalloy, and Senlac.

Advances and Loans

From time to time, ARL and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1% on the average daily cash balances advanced. At December 31, 2009, ARL owes Prime $26.5 million.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2009 and 2008 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm & Associates, PC:

	2009					2008
Type of Fee	Farmer, Fuqua & Huff		BDO Seidman	Swalm & Associates		Farmer, Fuqua & Huff		BDO Seidman
Audit Fees	$636,692	(1)	$—	$75,835	(3)	$595,692	(5)	$—
Audit Related Fees				—
Tax Fees	65,200	(2)	37,673	2,572	(4)	103,523	(6)	50,100	(7)
All Other Fees

Total	$701,892		$37,673	$78,407		$699,215		$50,100

(1)	Includes $405,992 TCI
(2)	Includes $51,900 TCI
(3)	All TCI
(4)	All TCI
(5)	Includes $402,492 TCI
(6)	Includes $55,775 TCI
(7)	Includes $8,000 TCI

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

All the fees for 2008 and 2009 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2009 and 2008

Consolidated Statements of Operations—Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

Dated: March 31, 2010

AMERICAN REALTY INVESTORS, INC.

By:	/s/ GENE S. BERTCHER
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 31, 2010

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2010

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2010

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2010

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2009

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