Form 10-Q
period 2010-03-31
AMERICAN REALTY INVESTORS INC
filed 2010-05-17
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,514,038
(Class)	(Outstanding at May 14, 2010)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2010	2009

	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,720,062	$1,718,837
Real estate held for sale at cost, net of depreciation ($2,267 for 2010 and $1,252 for 2009)	20,903	5,147
Real estate subject to sales contracts at cost, net of depreciation ($13,985 for 2010 and $13,985 for 2009)	53,341	53,341
Less accumulated depreciation	(202,078)	(195,804)

Total real estate	1,592,228	1,581,521
Notes and interest receivable

Performing (including $73,972 in 2010 and $73,696 in 2009 from affiliates and related parties)	92,295	91,872
Non-performing	3,096	3,108
Less allowance for estimated losses	(11,836)	(11,836)

Total notes and interest receivable	83,555	83,144
Cash and cash equivalents	1,071	4,887
Investments in unconsolidated subsidiaries and investees	12,544	13,149
Other assets (including $150 in 2010 and $175 in 2009 from affiliates and related parties)	106,496	123,353

Total assets	$1,795,894	$1,806,054

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$1,309,568	$1,327,188
Notes related to assets held-for-sale	24,603	5,002
Notes related to subject to sales contracts	61,886	61,886
Stock-secured notes payable	23,285	24,853
Affiliate payables	22,709	20,574
Deferred revenue (including $62,684 in 2010 and $62,337 in 2009 from sales to related parties)	70,410	70,083
Accounts payable and other liabilities (including $654 in 2010 and $199 in 2009 to affiliates and related parties)	86,569	85,119

	1,599,030	1,594,705
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2010 and in 2009 (liquidation preference $33,909), including 900,000 shares in 2010 and 2009 held by subsidiaries	4,979	4,979

Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138, and outstanding 11,514,038 shares in 2010 and in 2009	114	114

Treasury stock at cost; 360,100 shares in 2010 and 2009 and 276,972 shares held by TCI (consolidated) as of 2010 and 2009	(5,954)	(5,954)
Paid-in capital	91,077	91,081
Retained earnings	34,439	46,971
Accumulated other comprehensive income	-	2,186

Total American Realty Investors, Inc. shareholders’ equity	124,655	139,377

Non-controlling interest	72,209	71,972

Total equity	196,864	211,349

Total liabilities and equity	$1,795,894	$1,806,054

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $714 and $974 for 2010 and 2009 respectively from affiliates and related parties)	$44,794	$45,500

Expenses:
Property operating expenses (including $723 and $752 for 2010 and 2009 respectively from affiliates and related parties)	26,304	28,673
Depreciation and amortization	7,423	7,538
General and administrative (including $1,226 and $1,715 for 2010 and 2009 respectively from affiliates and related parties)	2,597	2,834
Provision on impairment of notes receivable and real estate assets	-	379
Advisory fee to affiliate	4,053	3,847

Total operating expenses	40,377	43,271

Operating income	4,417	2,229

Other income (expense):
Interest income (including $1,160 and $1,834 for 2010 and 2009 respectively from affiliates and related parties)	1,502	2,642
Other income	867	3,296
Mortgage and loan interest (including $845 and $654 for 2010 and 2009 respectively from affiliates and related parties)	(20,535)	(20,445)
Earnings from unconsolidated subsidiaries and investees	(22)	-
Loss on foreign currency translation	(673)	(525)
Litigation settlement	-	479

Total other expenses	(18,861)	(14,553)

Loss before gain on land sales, non-controlling interest, and taxes	(14,444)	(12,324)
Gain on land sales	6	168

Loss from continuing operations before tax	(14,438)	(12,156)
Income tax benefit	745	1,353

Net loss from continuing operations	(13,693)	(10,803)

Discontinued operations:

Income (loss) from discontinued operations	317	(904)
Gain on sale of real estate from discontinued operations	-	4,771
Income tax expense from discontinued operations	(111)	(1,353)

Net income from discontinued operations	206	2,514
Net loss	(13,487)	(8,289)
Net income attributable to non-controlling interests	1,577	1,685

Net loss attributable to American Realty Investors, Inc.	(11,910)	(6,604)
Preferred dividend requirement	(622)	(622)

Net loss applicable to common shares	$(12,532)	$(7,226)

Earnings per share - basic
Loss from continuing operations	$(1.11)	$(0.85)
Discontinued operations	0.02	0.22

Net loss applicable to common shares	$(1.09)	$(0.63)

Earnings per share - diluted
Loss from continuing operations	$(1.11)	$(0.85)
Discontinued operations	0.02	0.22

Net loss applicable to common shares	$(1.09)	$(0.63)

Weighted average common share used in computing earnings per share	11,514,038	11,514,038
Weighted average common share used in computing diluted earnings per share	11,514,038	11,514,038

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(13,693)	$(10,803)
Income from discontinued operations	206	2,514

Net loss	$(13,487)	$(8,289)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010

(unaudited)

(dollars in thousands)

									Accumulated Other Comprehensive
			Series A Preferred
	Total	Comprehensive		Common Stock		Treasury	Paid-in	Retained		Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2009	$211,349	$(85,434)	$4,979	11,874,138	$114	$(5,954)	$91,081	$46,971	$2,186	$71,972
Unrealized loss on investment securities	-	2,186	-	-	-	-	-	-	(2,186)	2,186
Net loss	(13,487)	(13,487)	-	-	-	-	-	(11,910)	-	(1,577)
Acquisition of non-controlling interest	(99)	-	-	-	-	-	(4)	-	-	(95)
Distribution of non-controlling interest	(418)	-	-	-	-	-	-	-	-	(418)
Sale of controlling interest	141	-	-	-	-	-	-	-	-	141
Series A preferred stock cash dividend ($1.00 per share)	(622)	-	-	-	-	-	-	(622)	-	-

Balance, March 31, 2010	$196,864	$(96,735)	$4,979	11,874,138	$114	$(5,954)	$91,077	$34,439	$-	$72,209

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Net loss	$(13,487)	$(8,289)
Other comprehensive income (loss)
Unrealized loss on investment securities	-	(2,146)

Total other comprehensive loss	-	(2,146)

Comprehensive loss	(13,487)	(10,435)
Comprehensive income attributable to non-controlling interest	1,577	1,685

Comprehensive loss attributable to American Realty Investors, Inc.	$(11,910)	$(8,750)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss applicable to common shares	$(12,532)	$(7,226)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(6)	(168)
Depreciation and amortization	7,526	7,821
Provision for impairment of notes receivable and real estate assets	-	379
Amortization of deferred borrowing costs	821	1,819
Earnings from unconsolidated subsidiaries and investees	22	-
Change in non-controlling interest	237	(1,685)
Loss on foreign currency translation	673	525
Loss on the sale of controlling stock	49	-
Gain on sale of income producing properties	-	(4,771)
(Increase) decrease in assets:
Accrued interest receivable	(465)	(74)
Restricted cash	-	271
Other assets	6,753	(2,939)
Prepaid expense	150	320
Escrow	10,487	13,416
Earnest money	320	(185)
Rent receivables	(401)	1,401
Increase (decrease) in liabilities:
Accrued interest payable	(440)	(624)
Cash invested with Advisor	2,135	(1,273)
Other liabilities	(818)	(15,245)

Net cash provided by (used in) operating activities	14,511	(8,238)

Cash Flow From Investing Activities:
Proceeds from notes receivables ($76 in 2010, $3,077 in 2009 from affiliates)	220	4,888
Acquisition of land held for development	(2,259)	(650)
Proceeds from sales of income producing properties	1,406	6,900
Proceeds from sale of land	9	6,488
Investment in unconsolidated real estate entities	(91)	(125)
Advances to/from unconsolidated real estate entities	(165)	-
Improvement of land held for development	(1,158)	(376)
Improvement of income producing properties	(713)	(901)
Acquisition of non-controlling interest	-	(110)
Construction and development of new properties	(15,156)	(8,475)

Net cash provided by (used in) investing activities	(17,907)	7,639

Cash Flow From Financing Activities:
Proceeds from notes payable	5,723	11,007
Recurring amortization of principal on notes payable	(4,103)	(7,193)
Debt assumption by buyer	732	-
Payments on maturing notes payable	(1,500)	(7,513)
Deferred financing costs	(1,272)	496
Stock-secured borrowings	-	(4)

Net cash used in financing activities	(420)	(3,207)

Net decrease in cash and cash equivalents	(3,816)	(3,806)
Cash and cash equivalents, beginning of period	4,887	6,042

Cash and cash equivalents, end of period	$1,071	$2,236

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,117	$20,428
Cash paid for income taxes, net of refunds	$(634)	$1,043

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Note receivable received from affiliate	$-	$2,341
Note receivable from sale of real estate	$-	$2,700

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

As used herein, the terms “we”, “us”, “our”, “the Company” or “ARL” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in November 1999. In August 2000, ARL acquired ART, a Georgia corporation and National Realty, L.P. (“NRLP”), a Delaware partnership. ARL invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “ARL”. Approximately 86.3% of ARL’s stock is owned by affiliated entities. ARL owns approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange, Inc. under the symbol (“TCI”). ARL has consolidated TCI’s accounts and operations since March 2003. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Regis Realty I, LLC, an affiliate of Prime, manages the Company’s commercial properties, and Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. ARL engages third-party companies to lease and manage its apartment properties.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc. (SWI), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned, for several years, an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares).

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

Properties

We own or had interests in a total property portfolio of 97 income producing properties as of March 31, 2010. The properties consisted of:

•

32 commercial properties totaling 5.8 million rentable square feet, consisting of 21 office buildings, six commercial warehouses, four retail properties, and a 344,975 square foot trade show and exhibit hall;

•	Five hotels comprising 808 rooms;

•	60 apartment communities totaling 11,909 units, excluding apartments being developed; and

•	11,638 acres of developed and undeveloped land.

We are involved in the construction of three apartment complexes and the development of a 420-acre holiday resort community in Germany. In addition, we invest in several tracts of land and are at several stages of predevelopment on many of these properties. We partner with various third-party developers to construct residential projects. The third-party developer typically takes a general partner interest in the development partnership while we take a limited partner (and majority) interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs. We are also partnered in a joint venture to develop a 420-acre former naval base, located in the northeastern section of Schleswig-Holstein, Germany, into a multi-family resort area.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end consolidated balance sheet at December 31, 2009, was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain 2009 financial statement amounts have been reclassified to conform to the 2010 presentation, including adjustments for discontinued operations.

Principles of consolidation

The accompanying financial statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investments in Gruppa Forentina LLC, LK Four Hickory LLC, and Garden Centura LP are accounted for under the equity method.

Real estate, depreciation, and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements – 10-40 years; furniture, fixtures and equipment – 5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held for sale

We periodically classify real estate assets as held for sale. An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt.

We capitalize interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the date on which the project achieves 80% economic occupancy.

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. The company allocates these costs to individual tenant leases and amortizes them over the related lease term.

Fair value measurement

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1 –	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2 –	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 –	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Newly issued accounting standards

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operation.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the three months ended March 31, 2010 are listed below:

On February 17, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million. This land was purchased for the development of Blue Ridge apartments, a 290-unit apartment complex. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. In addition, we paid $0.1 million in commissions and closing costs. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011.

On March 17, 2010, we sold the Villager Apartments, a 33-unit complex located in Fort Walton Beach, Florida, for $1.5 million. We received $0.8 million in cash and there is an existing $0.7 million mortgage, secured by the property. The project was sold to a related party; therefore the gain of $0.4 million was deferred and will be recorded upon sale to a third party.

We continue to invest in the development of apartments and various projects. During the three months ended March 31, 2010, we have expended $15.2 million on construction and development, and capitalized $1.0 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

The table below shows our notes receivables as of March 31, 2010 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
Arcadian Energy, Inc. (formerly known as International Health Products, Inc.) (1)	08/10	prime + 1%	3,779	335,900 shares of stock (11.25 per share)
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,253	Industrial building, Arlington, TX
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,523	Retail building, Cary, NC
Dallas Fund XVII LP	10/09	9.00%	1,116	Assignment of partnership interests
Garden Centura, LP (1)	N/A	7.00%	2,375	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/17	12.00%	2,733	Membership interest in Housing for Seniors of Humble, LLC
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	4,347	Various security interests
Miscellaneous related party notes (1)	Various	Various	3,343	Various security interests
Pioneer Austin Development	10/08	10.00%	2,407	33 acres of undeveloped land, Austin, TX
Realty Advisors (1)	11/11	7.00%	12,999	850 shares of ARL stock owned by Basic Capital Management, Inc.
United Housing Foundation, Inc. (Res. at White Rock Phase I)(1)	10/13	12.00%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
United Housing Foundation, Inc. (Res. at White Rock Phase II)(1)	10/13	12.00%	2,555	100% Interest in Unified Housing of Harvest Hill II, LLC
United Housing Foundation, Inc. (Res. at White Rock Phase III)(1)	10/13	12.00%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
United Housing Foundation, Inc. (Cliffs of El Dorado) (1)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station) (1)	12/13	12.00%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Inwood) (1)	12/13	12.00%	5,059	100% Interest in Unified Housing of Inwood, LLC
United Housing Foundation, Inc. (Kensington Park) (1)	03/14	12.00%	3,984	100% Interest in Unified Housing of Kensington, LLC
United Housing Foundation, Inc. (Limestone Canyon) (1)	12/13	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch) (1)	12/13	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	12/13	12.00%	2,734	100% Interest in Housing for Seniors of Lewisville, LLC
United Housing Foundation, Inc. (Parkside Crossing) (1)	12/13	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge) (1)	12/13	12.00%	5,175	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell) (1)	12/13	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli) (1)	12/13	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
United Housing Foundation, Inc. (McKinney) (1)	12/13	12.00%	2,469	100% Interest in Unified Housing of McKinney, LLC
Accrued interest			2,817

Total Performing			$92,295

Non-Performing loans:
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Windmill Farms	07/09	7.00%	2,007	Unsecured
Accrued interest			12

Total Non-Performing			$3,096

Total			$95,391
Allowance for estimated losses			(11,836)

Total			$83,555

(1)	Related party notes

NOTE 4. UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. Income Opportunity Realty Investors, Inc. (“IOT”) is a related entity and is consolidated as of July 2009.

Investments accounted for via the equity method consist of the following:

		Percentage ownership as of
		March 31, 2010	March 31, 2009
LK Four Hickory, LLC	(2)	29%	29%

Income Opportunity Realty Investors, Inc.	(1)	0%	25%

Garden Centura, LP	(2)	5%	5%

Gruppa Florentina, LLC	(2)	20%	20%

        (1) Consolidated subsidiary as of 7/09

        (2) Other investees

Our partnership interest in Garden Centura LP in the amount of 5% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. We have guaranteed the notes payable and control the day to day activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than the unconsolidated subsidiary, were undeterminable as there are no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

For the three months ended March 31, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$-	$124,110	$124,110

Notes receivable	-	4,274	4,274

Other assets	-	42,874	42,874

Notes payable	-	(91,960)	(91,960)

Other liabilities	-	(11,452)	(11,452)

Shareholders’ equity/partners capital	-	(67,846)	(67,846)

Revenue	$-	$12,886	$12,886

Depreciation	-	(1,601)	(1,601)

Operating expenses	-	(10,118)	(10,118)

Gain on land sales	-	-	-

Interest expense	-	(1,587)	(1,587)

Loss from continuing operations	$-	$(420)	$(420)

Income from discontinued operations	-	-	-

Net loss	$-	$(420)	$(420)

Company’s proportionate share of earnings	$-	$(31)	$(31)

For the three months ended March 31, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$36,883	$129,448	$166,331

Notes receivable	37,740	3,501	41,241

Other assets	38,781	43,026	81,807

Notes payable	(42,251)	(95,936)	(138,187)

Other liabilities	(747)	(7,987)	(8,734)

Shareholders’ equity/partners capital	(70,406)	(72,052)	(142,458)

Revenue	$821	$13,274	$14,095

Depreciation	(60)	(1,496)	(1,556)

Operating expenses	(397)	(10,051)	(10,448)

Gain on land sales	-	-	-

Interest expense	(727)	(1,402)	(2,129)

Income (loss) from continuing operations	$(363)	$325	$(38)

Loss from discontinued operations	(5)	-	(5)

Net income (loss)	$(368)	$325	$(43)

Company’s proportionate share of earnings	$(92)	$55	$(37)

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution during the three months ended March 31, 2009.

NOTE 6. NOTES PAYABLE

On February 17, 2010, with the purchase of 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million, we financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments. The loan accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

In conjunction with the development of various apartment projects and other developments, we drew down $4.7 million in construction loans during the three months ended March 31, 2010.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. We also have other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities and bear interest rates ranging from 3.25% to 13.00% per annum. Stock-secured notes payable and margin borrowings were $23.3 million at March 31, 2010.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2010 (dollars in thousands):

Balance, December 31, 2009	$(20,574)
Cash transfers	15,915
Cash repayments	(18,579)
Fees and commissions payable to affiliates	(5,815)
Advances due to financing proceeds	(1,886)
Note receivable with affiliates	64
Payments through affiliates	8,166

Balance, March 31, 2010	$(22,709)

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

NOTE 9. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our property types are grouped into commercial, apartments, land and other operating segments. Significant differences among the accounting policies of the operating segments as compared to the consolidated financial statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

Presented below is our reportable segments’ operating income for the three months ended March 31, 2010 and 2009, including segment assets and expenditures (dollars in thousands):

For the three months ended March 31, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$18,935	$23,052	$2,702	$71	$34	$44,794
Operating expenses	10,848	12,047	2,519	818	72	26,304
Depreciation and amortization	3,289	3,987	286	-	(139)	7,423
Mortgage and loan interest	5,082	8,956	778	3,571	2,148	20,535
Interest income	-	-	-	-	1,502	1,502
Gain on land sales	-	-	-	6	-	6

Segment operating loss	$(284)	$(1,938)	$(881)	$(4,312)	$(545)	$(7,960)

Capital expenditures	535	147	-	22	-	704
Assets	332,007	689,065	26,136	546,946	(22,829)	1,571,325

Property Sales
Sales price	$-	$1,450	$-	$9	$-	$1,459
Cost of sale	-	1,082	-	3	-	1,085
Deferred current gain	-	368	-	-	-	368
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$-	$-	$-	$6	$-	$6

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the three months ended March 31, 2009
Operating revenue	$20,176	$22,291	$3,676	$309	$(952)	$45,500
Operating expenses	10,934	14,439	2,810	353	137	28,673
Depreciation and amortization	3,371	4,105	287	(225)	-	7,538
Mortgage and loan interest	4,711	8,534	842	4,298	2,060	20,445
Interest income	-	-	-	-	2,642	2,642
Gain on land sales	-	-	-	168	-	168

Segment operating income (loss)	$1,160	$(4,787)	$(263)	$(3,949)	$(507)	$(8,346)

Capital expenditures	910	-	56	(1,401)	-	(435)
Assets	339,725	677,647	27,234	545,311	(24,933)	1,564,984

Property Sales
Sales price	$-	$6,900	$-	$1,106	$-	$8,006
Cost of sale	-	2,661	-	938	-	3,599
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	532	-	-	-	-	532

Gain on sale	$532	$4,239	$-	$168	$-	$4,939

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended March 31,
	2010	2009
Segment operating loss	$(7,960)	$(8,346)
Other non-segment items of income (expense)
General and administrative	(2,597)	(2,834)
Advisory fees	(4,053)	(3,847)
Litigation settlement	-	479
Provision on impairment of notes receivable and real estate assets	-	(379)
Other income	867	3,296
Loss on foreign currency translation	(673)	(525)
Equity in earnings of investees	(22)	-
Deferred tax benefit	745	1,353

Loss from continuing operations	$(13,693)	$(10,803)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended March 31,
	2010	2009
Segment assets	$1,571,325	$1,564,984
Investments in real estate partnerships	12,544	27,238
Other assets and receivables	191,122	178,083
Assets held for sale	20,903	40,676

Total assets	$1,795,894	$1,810,981

NOTE 10. DISCONTINUED OPERATIONS

We apply the provisions of ASC Topic 360, “Property, Plant and Equipment”. ASC Topic 360 requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2010. Included in discontinued operations are a total of four and 11 properties as of 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk apartments), one apartment complex that we sold in March 2010 (Villager), and two apartment complexes that we sold subsequent to March 31, 2010 (Foxwood and Longfellow Arms). In 2009, we sold seven properties which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center) and one townhouse. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenue
Rental	$1,387	$1,983
Property operations	560	1,925

	827	58

Expenses
Interest	(403)	(706)
General and administration	(5)	27
Depreciation	(102)	(283)

	(510)	(962)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	317	(904)
Gain on sale of discontinued operations	-	4,771
Net income and sales fee to affiliate	-	-
Equity of investees gain on sale	-	-

Income from discontinued operations before tax	317	3,867

Tax expense	(111)	(1,353)

Income from discontinued operations	$206	$2,514

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2010 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 11. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Partnership Obligations. ARL is the limited partner in several partnerships that are currently constructing residential properties. As permitted in the respective partnership agreements, we intend to purchase the interests of the general and any other limited partners in these partnerships subsequent to the final completion of these construction projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Liquidity. ARL’s principal liquidity needs are funding normal recurring expenses, meeting debt service requirements, funding capital expenditures, funding development costs not otherwise covered by construction loans and funding new property acquisitions not otherwise covered by acquisition financing. In 2010, we will rely on land sales, selected income producing property sales and, to the extent necessary, additional borrowings to meet our cash requirements.

Litigation. ARL is involved in various lawsuits arising in the ordinary course of business. In the opinion of management, the outcome of these lawsuits will not have a material impact on ARL’s financial condition, results of operations, or liquidity.

NOTE 13. SUBSEQUENT EVENTS

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee for a sale price of $5.1 million. The existing mortgage of $5.1 million is secured by the property.

On April 19, 2010, we sold the Longfellow Arms apartments, a 216-unit complex located in Longview, Texas for a sale price of $20.0 million. We received $6.1 million in cash and there is an existing mortgage of $14.4 million, secured by the property.

NOTE 12. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,913 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 options outstanding that will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of March 31, 2010, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time-to-time and it is not possible for management to predict all such matters: nor can we assess the impact of all such matter on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise as we file them with the SEC.

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first quarter of 2010 we acquired $2.2 million and sold $1.5 million of land and income-producing properties. As of March 31, 2010, we owned 11,909 units in 60 residential apartment communities, 32 commercial properties comprising almost 5.8 million rentable square feet and five hotels containing a total of 808 rooms. In addition, we owned 11,638 acres of land held for development with three apartment complexes and a 420-acre holiday resort project in Germany currently in development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests.

We have historically engaged in and may continue to engage in certain business transactions with related parties, including but not limited to asset acquisition and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Regis Realty I, LLC, while our hotels are managed by Regis Hotel I, LLC. We currently contract with third-party companies to manage our apartment communities.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for our financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating our accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investments in Gruppa Florentina LLC, LK Four Hickory LLC, and Garden Centura LP are accounted for under the equity method.

Real Estate

Upon acquisitions of real estate, we assess the fair value of acquired tangible and intangible assets, including land, buildings, tenant improvements, “above-market” and “below-market” leases, origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities in accordance with ASC Topic 805 “Business Combinations”, and allocate the purchase price to the acquired assets and assumed liabilities, including land at appraised value and buildings at replacement cost.

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

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale”, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Investments in Unconsolidated Real Estate Ventures

Except for ownership interests in variable interest entities, we account for our investments in unconsolidated real estate ventures under the equity method of accounting because we exercise significant influence over, but do not control, these entities. These investments are recorded initially at cost, as investments in unconsolidated real estate ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated real estate ventures over the life of the related asset. Under the equity method of accounting, our net equity is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. For ownership interests in variable interest entities, we consolidate those in which we are the primary beneficiary.

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with ASC Topic 805 “Business Combinations”, we recognize rental revenue of acquired in-place “above-market” and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments actually received pursuant to the terms of the individual commercial lease agreements.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

Non-performing Notes Receivable

We consider a note receivable to be non-performing when the maturity date has passed without principal repayment and the borrower is not making interest payments in accordance with the terms of the agreement.

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received.

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

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1 –	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.
Level 2 –	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 –	Unobservable inputs that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up (80% or more) and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2010 and 2009, we owned or had interests in a portfolio of 97 and 101 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of March 31 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassed to discontinued operations as of March 31, 2010 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	March 31,
	2010	2009
Continuing operations	95	90
Sales subsequent to period end	2	11

Total property portfolio	97	101

Comparison of the three months ended March 31, 2010 to the same period ended 2009

For the three months ended March 31, 2010, we reported a net loss applicable to common shares of ($12.5) million or ($1.09) per diluted earnings per share, as compared to a net loss applicable to common shares of ($7.2) million or ($0.63) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $44.8 million for the three months ended March 31, 2010. This represents a decrease of $0.7 million, as compared to the prior period revenues of $45.5 million. This change, by segment, is an increase in the apartment portfolio of $0.8 million and an increase in the other portfolio of $0.9 million, offset by a decrease in the commercial portfolio of $1.2 million, a decrease in the hotel portfolio of $1.0 million and a decrease in the land portfolio of $0.2 million. Within the apartment portfolio, there was an increase of $1.4 million due to the developed properties in the lease up phase, and a $2.1 million increase was due to recognition of rental income from insurance proceeds received in a prior year, related to the properties damaged in Galveston, Texas by Hurricane Ike, offset by a $2.7 million decrease in the same property portfolio. Within the commercial portfolio the decrease was attributable to a $1.5 million decrease from the same properties offset by a $0.3 million increase from newly acquired properties. Revenues from our same hotel portfolio are down due to decreased stays, which we attribute to the current state of the economy.

Expenses

Property operating expenses were $26.3 million for the three months ended March 31, 2010. This represents a decrease of $2.4 million, as compared to the prior period operating expenses of $28.7 million. This change, by segment, is a decrease in our apartments of $2.4 million, a decrease in our commercial properties of $0.1 million and a decrease in our hotels of $0.3 million, offset by an increase in our land and other segments of $0.4 million. Within the apartment portfolio, the same apartment properties decreased $0.9 million due to a decrease in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $0.5 million. There was a decrease of $2.0 million in operating expenses related to the properties damaged in Galveston, Texas by Hurricane Ike. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel.

Other income (expense)

Interest income was $1.5 million for the three months ended March 31, 2010. This represents a decrease of $1.1 million, as compared to the prior period interest income of $2.6 million. This decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Other income was $0.9 million for the three months ended March 31, 2010. This represents a decrease of $2.4 million, as compared to the prior period other income of $3.3 million. The majority of the decrease was due to $2.3 million recorded, in the prior period, as a gain on the disposition of our investment in the Korean REIT.

There were no gains recorded on the sale of real estate for the three months ended March 31, 2010, as compared to the gains recorded in the prior period of $4.8 million. Due to the related party nature of the sale that occurred during the first three months of the current period, there was no gain recognized on the sale of Villager apartments. The gain on the sale of $0.4 million was deferred in the current period and will be recognized upon the sale of the property to third party. In the prior period, the sale of Chateau Bayou apartments generated a $4.2 million gain on sale and we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”.

Included in discontinued operations are a total of four and 11 properties as of 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), one apartment complex that we sold in March 2010 (Villager), and two apartment complexes that we sold subsequent to March 31, 2010 (Foxwood and Longfellow Arms). In 2009, we sold seven properties, which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center) and one townhouse. The gain on sale of the properties is also included in discontinued operations for those years. A summary of the discontinued operations is shown below (dollars in thousands):

	For the Three Months Ended March 31,
	2010	2009
Revenue
Rental	$1,387	$1,983
Property operations	560	1,925

	827	58
Expenses
Interest	(403)	(706)
General and administration	(5)	27
Depreciation	(102)	(283)

	(510)	(962)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	317	(904)
Gain on sale of discontinued operations	-	4,771
Net income and sales fee to affiliate	-	-
Equity of investees gain on sale	-	-

Income from discontinued operations before tax	317	3,867

Tax expense	(111)	(1,353)

Income from discontinued operations	$206	$2,514

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans.

Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at extending a portion of our current maturity obligations and selling assets as necessary to meet current obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2010	2009	Variance
Net cash provided by (used in) operating activities	$14,511	$(8,238)	$22,749
Net cash provided by (used in) investing activities	$(17,907)	$7,639	$(25,546)
Net cash used in financing activities	$(420)	$(3,207)	$2,787

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees, and land holding costs. Our primary source of cash from operating activities is rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The overall increase in cash provided by operating activities relates to the receipt of $6.8 million in the current period, related to the December 2009 apartment complex sale and an increase of $12.4 million in accounts payable related to our resort community development project in Germany.

Our cash provided by investing activities decreased as compared to the prior period. The decrease is primarily due to the decreased cash inflow from the sales of land and income producing properties. Cash from sales of land and income-producing properties decreased $12.0 million as compared to the prior period and cash outflows for acquisitions of land and income producing properties increased $1.6 million as compared to the prior period. In addition, we have increased our cash outflows for construction and development of new properties by $6.7 million as compared to the prior period and had a decrease in the proceeds received from notes receivable by $4.6 million.

Our cash used by financing activities has decreased primarily due to a decrease in cash available to pay off mortgages related to the sale of properties. In the prior period, we paid off $7.5 million in mortgages as compared to $1.5 million in 2010. This was offset by a $5.3 million decrease in proceeds from notes payable. In the current period, our ability to obtain new mortgages for acquisitions and developments has been limited. This also affects our ability to sell properties as buyers are unable to obtain new mortgages.

Environmental Matters

Under various federal, state and local environmental laws, ordinances and regulations, we may be potentially liable for removal or remediation costs, as well as certain other potential costs relating to hazardous or toxic substances (including governmental fines and injuries to persons and property) where property-level managers have arranged for the removal, disposal or treatment of hazardous or toxic substances. In addition, certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery for personal injury associated with such materials.

Management is not aware of any environmental liability relating to the above matters that would have a material adverse effect on our business, assets or results of operations.

Inflation

The effects of inflation on our operations are not quantifiable. Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales. To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes in the first three months of 2010 without the use of prior year net operating losses and a loss in 2009, therefore, it recorded no provision for income taxes.

At March 31, 2010, ARL had a net deferred tax asset of $117.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2010, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates

Notes payable:
Variable rate	$465,420	5.85%	$4,654

Total decrease in ARL’s annual net income			4,654

Per share			$0.41

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer per the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, which have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
Balance at December 31, 2009			931,665	68,335
January 31, 2010	-	-	931,665	68,335
February 28, 2010	-	-	931,665	68,335
March 31, 2010	-	-	931,665	68,335

Total	-

(1)	In September 2000, the ARI Board of Directors approved a share repurchase program for up to 1,000,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 17, 2010	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2010

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith