Form 10-Q
period 2010-06-30
AMERICAN REALTY INVESTORS INC
filed 2010-08-16
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,484,318
(Class)	(Outstanding at August 1, 2010)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2010	December 31, 2009

	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,656,063	$1,718,837
Real estate held for sale at cost, net of depreciation ($1,252 for 2010 and $1,252 for 2009)	5,147	5,147
Real estate subject to sales contracts at cost, net of depreciation ($27,436 for 2010 and $13,985 for 2009)	82,757	53,341
Less accumulated depreciation	(192,453)	(195,804)

Total real estate	1,551,514	1,581,521
Notes and interest receivable

Performing (including $72,879 in 2010 and $73,696 in 2009 from affiliates and related parties)	91,242	91,872
Non-performing	3,105	3,108
Less allowance for estimated losses	(11,836)	(11,836)

Total notes and interest receivable	82,511	83,144
Cash and cash equivalents	4,885	4,887
Investments in unconsolidated subsidiaries and investees	12,748	13,149
Other assets (including $185 in 2010 and $175 in 2009 from affiliates and related parties)	113,699	123,353

Total assets	$1,765,357	$1,806,054

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$1,265,484	$1,327,188
Notes related to assets held-for-sale	4,969	5,002
Notes related to subject to sales contracts	100,324	61,886
Stock-secured notes payable	23,449	24,853
Affiliate payables	32,397	20,574
Deferred revenue (including $67,352 in 2010 and $62,337 in 2009 from sales to related parties)	75,098	70,083
Accounts payable and other liabilities (including $1,026 in 2010 and $199 in 2009 to affiliates and related parties)	87,105	85,119

	1,588,826	1,594,705
Commitments and contingencies:
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2010 and in 2009 (liquidation preference $33,909), including 900,000 shares in 2010 and 2009 held by subsidiaries	4,979	4,979

Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138, and outstanding 11,499,138 and 11,514,038 shares in 2010 and in 2009	114	114

Treasury stock at cost; 375,000 and 360,100 shares in 2010 and 2009 and 276,972 shares held by TCI (consolidated) as of 2010 and 2009	(6,074)	(5,954)
Paid-in capital	91,077	91,081
Retained earnings	20,067	46,971
Accumulated other comprehensive income (loss)	(1,960)	2,186

Total American Realty Investors, Inc. shareholders’ equity	108,203	139,377

Non-controlling interest	68,328	71,972

Total equity	176,531	211,349

Total liabilities and equity	$1,765,357	$1,806,054

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $781 and $980 for the three months and $1,495 and $1,684 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	$41,601	$44,389	$85,921	$89,697

Expenses:
Property operating expenses (including $562 and $709 for the three months and $1,148 and $1,461 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	26,756	23,063	52,824	51,589
Depreciation and amortization	7,949	7,946	15,330	15,476
General and administrative (including $1,193 and $1,542 for the three months and $2,419 and $3,257 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	2,724	2,084	5,319	4,917
Provision on impairment of notes receivable and real estate assets	-	30,260	-	30,639
Advisory fee to affiliate	3,993	3,839	8,046	7,685

Total operating expenses	41,422	67,192	81,519	110,306

Operating income (loss)	179	(22,803)	4,402	(20,609)

Other income (expense):
Interest income (including $1,064 and ($628) for the three months and $2,212 and $1,198 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	1,326	302	2,828	2,944
Other income	1,023	554	1,888	3,850
Mortgage and loan interest (including $890 and $822 for the three months and $1,735 and $965 for the six months ended 2010 and 2009 respectively from affiliates and related parties)	(22,480)	(22,305)	(42,865)	(42,699)
Earnings from unconsolidated subsidiaries and investees	(71)	(197)	(93)	(197)
Gain on foreign currency translation	906	604	233	78
Litigation settlement	-	(162)	-	318

Total other expenses	(19,296)	(21,204)	(38,009)	(35,706)

Loss before gain on land sales, non-controlling interest, and taxes	(19,117)	(44,007)	(33,607)	(56,315)
Gain (loss) on land sales	(4,121)	8,040	(4,115)	8,208

Loss from continuing operations before tax	(23,238)	(35,967)	(37,722)	(48,107)
Income tax benefit	2,081	820	2,842	2,168

Net loss from continuing operations	(21,157)	(35,147)	(34,880)	(45,939)

Discontinued operations:

Income (loss) from discontinued operations	286	182	649	(738)
Gain on sale of real estate from discontinued operations	5,660	2,161	5,660	6,932
Income tax expense from discontinued operations	(2,081)	(820)	(2,208)	(2,168)

Net income from discontinued operations	3,865	1,523	4,101	4,026
Net loss	(17,292)	(33,624)	(30,779)	(41,913)
Net loss attributable to non-controlling interests	3,543	5,338	5,119	7,023

Net loss attributable to American Realty Investors, Inc.	(13,749)	(28,286)	(25,660)	(34,890)
Preferred dividend requirement	(622)	(622)	(1,244)	(1,244)

Net loss applicable to common shares	$(14,371)	$(28,908)	$(26,904)	$(36,134)

Earnings per share - basic
Loss from continuing operations	$(1.58)	$(2.64)	$(2.69)	$(3.49)
Discontinued operations	0.34	0.13	0.36	0.35

Net loss applicable to common shares	$(1.24)	$(2.51)	$(2.33)	$(3.14)

Earnings per share - diluted
Loss from continuing operations	$(1.58)	$(2.64)	$(2.69)	$(3.49)
Discontinued operations	0.34	0.13	0.36	0.35

Net loss applicable to common shares	$(1.24)	$(2.51)	$(2.33)	$(3.14)

Weighted average common share used in computing earnings per share	11,510,322	11,514,038	11,512,169	11,514,038
Weighted average common share used in computing diluted earnings per share	11,510,322	11,514,038	11,512,169	11,514,038

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(17,614)	$(29,809)	$(29,761)	$(38,916)
Income from discontinued operations	3,865	1,523	4,101	4,026

Net loss	$(13,749)	$(28,286)	$(25,660)	$(34,890)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010

(unaudited)

(dollars in thousands)

									Accumulated Other Comprehensive
			Series A Preferred
	Total	Comprehensive		Common Stock		Treasury	Paid-in	Retained		Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2009	$211,349	$(85,434)	$4,979	11,874,138	$114	$(5,954)	$91,081	$46,971	$2,186	$71,972
Unrealized loss on investment securities	-	2,186	-	-	-	-	-	-	(2,186)	2,186
Unrealized loss on foreign currency translation	(1,960)	-	-	-	-	-	-	-	(1,960)	-
Net loss	(30,779)	(30,779)	-	-	-	-	-	(25,660)	-	(5,119)
Acquisition of non-controlling interest	(99)	-	-	-	-	-	(4)	-	-	(95)
Distribution of non-controlling interest	(757)	-	-	-	-	-	-	-	-	(757)
Sale of controlling interest	141	-	-	-	-	-	-	-	-	141
Series A preferred stock cash dividend ($1.00 per share)	(1,244)	-	-	-	-	-	-	(1,244)	-	-
Acquisition of treasury stock	(120)	-	-	-	-	(120)	-	-	-	-

Balance, June 30, 2010	$176,531	$(114,027)	$4,979	11,874,138	$114	$(6,074)	$91,077	$20,067	$(1,960)	$68,328

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Net loss	$(30,779)	$(41,913)
Other comprehensive loss
Unrealized loss on investment securities	-	(2,146)

Total other comprehensive loss	-	(2,146)

Comprehensive loss	(30,779)	(44,059)
Comprehensive loss attributable to non-controlling interest	5,119	7,023

Comprehensive loss attributable to American Realty Investors, Inc.	$(25,660)	$(37,036)

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss applicable to common shares	$(26,904)	$(36,134)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	4,115	(8,208)
Gain on sale of income producing properties	(5,660)	(6,932)
Depreciation and amortization	15,490	16,035
Provision for impairment of notes receivable and real estate assets	-	30,639
Amortization of deferred borrowing costs	2,193	3,153
Earnings from unconsolidated subsidiaries and investees	93	197
Change in non-controlling interest	(5,119)	(7,023)
Gain on foreign currency translation	(233)	(78)
Loss on the sale of controlling stock	49	-
(Increase) decrease in assets:
Accrued interest receivable	(330)	(328)
Restricted cash	-	271
Other assets	5,124	(4,181)
Prepaid expense	281	583
Escrow	8,328	12,276
Earnest money	289	(2,614)
Rent receivables	(2,411)	(277)
Increase (decrease) in liabilities:
Accrued interest payable	2,453	183
Cash invested with Advisor	11,823	4,082
Other liabilities	516	(15,279)

Net cash provided by (used in) operating activities	10,097	(13,635)

Cash Flow From Investing Activities:
Proceeds from notes receivables ($76 in 2010, $3,077 in 2009 from affiliates)	1,540	4,517
Acquisition of land held for development	(2,259)	(650)
Proceeds from sales of income producing properties	32,969	13,750
Proceeds from sale of land	12,325	16,253
Investment in unconsolidated real estate entities	(607)	172
Improvement of land held for development	(10,569)	(2,578)
Improvement of income producing properties	(1,898)	(1,684)
Investment in marketable securities	-	2,775
Acquisition of non-controlling interest	-	(3,088)
Construction and development of new properties	(10,294)	(23,670)

Net cash provided by investing activities	21,207	5,797

Cash Flow From Financing Activities:
Proceeds from notes payable	104,010	32,760
Recurring amortization of principal on notes payable	(7,102)	(12,432)
Debt assumption by buyer, part of seller proceeds	(39,889)	-
Payments on maturing notes payable	(84,175)	(16,321)
Deferred financing costs	(4,150)	1,559
Stock-secured borrowings	-	(6)

Net cash provided by (used in) financing activities	(31,306)	5,560

Net decrease in cash and cash equivalents	(2)	(2,278)
Cash and cash equivalents, beginning of period	4,887	6,042

Cash and cash equivalents, end of period	$4,885	$3,764

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,441	$44,728
Cash paid for income taxes, net of refunds	$(634)	$985

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Note receivable received from affiliate	$-	$2,341
Note receivable from sale of real estate	$-	$2,700

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

Properties

We own or had interests in a total property portfolio of 93 income producing properties as of June 30, 2010. The properties consisted of:

•

31 commercial properties totaling 5.7 million rentable square feet, consisting of 20 office buildings, six commercial warehouses, four retail properties, and a 344,975 square foot trade show and exhibit hall;

•	Five hotels comprising 808 rooms;

•	57 apartment communities totaling 11,358 units, excluding apartments being developed; and

•	11,650 acres of developed and undeveloped land.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgements related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investments in Gruppa Forentina LLC, LK-Four Hickory LLC, and Garden Centura, L.P. are accounted for under the equity method.

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

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt. We capitalize interest, real estate taxes and certain operating expenses until building construction is substantially complete and the building is ready for its intended use.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the six months ended June 30, 2010 are listed below:

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million. This land was purchased for the development of Blue Ridge apartments, a 290-unit apartment complex. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. In addition, we paid $0.1 million in commissions and closing costs. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011.

On March 17, 2010, we sold the Villager Apartments, a 33-unit complex located in Fort Walton Beach, Florida, for $1.5 million. We received $0.8 million in cash, and the buyer assumed the existing mortgage of $0.7 million, secured by the property. The project was sold to a related party; therefore the gain of $0.4 million was deferred and will be recorded upon sale to a third party.

On April 15, 2010, we sold 6.77 acres of land known as McKinney Corners II land located in McKinney, Texas for a sales price of $1.6 million. We paid off the existing debt of $1.4 million and closing costs. We recorded a gain on sale of $1.1 million on the land parcel.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee for $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property. We recorded a gain on sale of $5.8 million on the apartment sale.

On April 23, 2010, we sold the Longfellow Arms apartments, a 216-unit complex located in Longview, Texas for $20.0 million. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold 16.79 acres of land known as Ewing 8 land located in Addison, Texas for a sales price of $16.0 million. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss on sale of $5.3 million on the land parcel.

On May 18, 2010, we sold Eton Square, a 225,566 square foot office and retail center located in Tulsa, Oklahoma for $13.7 million. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2% and is payable at maturity. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. Therefore, per the deposit method, the sale will not be recorded and the asset and debt will continue to remain on the books.

On June 16, 2010, we sold the Chateau apartments, a 115-unit complex located in Bellevue, Nebraska for $2.9 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. The property was sold to a related party; therefore the gain of $2.4 million was deferred and will be recorded upon sale to a third party.

We continue to invest in the development of apartments and various projects. During the six months ended June 30, 2010, we have expended $10.3 million on construction and development, and capitalized $1.7 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

The table below shows our notes receivables as of June 30, 2010 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
Arcadian Energy, Inc. (formerly known as International Health Products, Inc.) (1)	08/10	prime + 1%	3,779	335,900 shares of stock (11.25 per share)
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,252	Industrial building, Arlington, TX
Basic Capital Management, Inc. (1)	10/11	prime + 2%	1,523	Retail building, Cary, NC
Garden Centura, L.P. (1)	N/A	7.00%	2,390	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/17	12.00%	2,733	Membership interest in Housing for Seniors of Humble, LLC
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/13	11.50%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	5,337	Various security interests
Miscellaneous related party notes (1)	Various	Various	4,704	Various security interests
Pioneer Austin Development, Ltd.	10/08	10.00%	2,407	33 acres of undeveloped land, Austin, TX
Realty Advisors, Inc. (1)	11/11	7.00%	12,999	850 shares of ARL stock owned by Basic Capital Management, Inc.
United Housing Foundation, Inc. (Res. at White Rock Phase I)(1)	10/13	12.00%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
United Housing Foundation, Inc. (Res. at White Rock Phase II)(1)	10/13	12.00%	2,555	100% Interest in Unified Housing of Harvest Hill II, LLC
United Housing Foundation, Inc. (Res. at White Rock Phase III)(1)	10/13	12.00%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
United Housing Foundation, Inc. (Cliffs of El Dorado) (1)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station) (1)	12/13	12.00%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Inwood on the Park) (1)	12/13	12.00%	5,059	100% Interest in Unified Housing of Inwood, LLC
United Housing Foundation, Inc. (Kensington Park) (1)	03/14	12.00%	3,984	100% Interest in Unified Housing of Kensington, LLC
United Housing Foundation, Inc. (Limestone Canyon) (1)	12/13	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch) (1)	12/13	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (Parkside Crossing) (1)	12/13	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Sendero Ridge) (1)	12/13	12.00%	5,175	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell) (1)	12/13	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli) (1)	12/13	12.00%	1,826	100% Interest in Unified Housing of Tivoli, LLC
United Housing Foundation, Inc. (McKinney) (1)	12/13	12.00%	2,469	100% Interest in Unified Housing of McKinney, LLC
Accrued interest			3,249

Total Performing			$91,242

Non-Performing loans:
Tracy Suttles	11/13	0.00%	1,077	Unsecured
Windmill Farms	10/10	7.00%	2,007	Unsecured
Accrued interest			21

Total Non-Performing			$3,105

Total			$94,347
Allowance for estimated losses			(11,836)

Total			$82,511

(1)	Related party notes

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

Investments accounted for via the equity method consists of the following:

		Percentage ownership as of
		June 30, 2010	June 30, 2009
Income Opportunity Realty Investors, Inc.	(1)	0%	25%

Garden Centura, L.P.	(2)	5%	5%

Gruppa Florentina, LLC	(2)	20%	20%

LK-Four Hickory, LLC	(2)	29%	29%

        (1) Consolidated subsidiary as of 7/09

        (2) Other investees

Our partnership interest in Garden Centura, L.P. in the amount of 5% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. We have guaranteed the notes payable and control the day to day activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than the unconsolidated subsidiary, were undeterminable as there are no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

For the Six Months Ended June 30, 2010	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$-	$122,822	$122,822

Notes receivable	-	4,667	4,667

Other assets	-	44,282	44,282

Notes payable	-	(91,762)	(91,762)

Other liabilities	-	(12,510)	(12,510)

Shareholders’ equity/partners capital	-	(67,499)	(67,499)

Revenue	$-	$27,901	$27,901

Depreciation	-	(3,203)	(3,203)

Operating expenses	-	(22,249)	(22,249)

Interest expense	-	(3,247)	(3,247)

Loss from continuing operations	-	(798)	(798)

Income from discontinued operations	-	-	-

Net loss	$-	$(798)	$(798)

Company’s proportionate share of earnings	$-	$1	$1

For the Six Months Ended June 30, 2009	Unconsolidated Subsidiaries	Other Investees	Total
Real estate, net of accumulated depreciation	$36,884	$128,112	$164,996

Notes receivable	37,246	3,641	40,887

Other assets	38,761	43,746	82,507

Notes payable	(42,056)	(95,419)	(137,475)

Other liabilities	(815)	(8,825)	(9,640)

Shareholders’ equity/partners capital	(70,020)	(71,255)	(141,275)

Revenue	$1,466	$26,867	$28,333

Depreciation	(123)	(3,116)	(3,239)

Operating expenses	(811)	(20,146)	(20,957)

Interest expense	(1,286)	(3,073)	(4,359)

Income (loss) from continuing operations	(754)	532	(222)

Loss from discontinued operations	-	-	-

Net income (loss)	$(754)	$532	$(222)

Company’s proportionate share of earnings	$(188)	$134	$(54)

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution during the three months ended March 31, 2009.

NOTE 6. NOTES PAYABLE

On February 18, 2010, with the purchase of 15.88 acres of Furniture Row land located in Midland, Texas for $2.2 million, we financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments. The loan accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On March 30, 2010, we refinanced the existing mortgage on Blue Lake Villas apartments, a 186-unit complex located in Waxahachie, Texas, for a new mortgage of $10.7 million. We paid off the existing mortgage of $10.3 million and $0.5 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on April 1, 2050.

On March 30, 2010, we refinanced the existing mortgage on Spyglass of Mansfield apartments, a 256-unit complex located in Mansfield, Texas, for a new mortgage of $15.8 million. We paid off the existing mortgage of $15.5 million and $0.4 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 37-year amortization schedule, maturing on April 1, 2047.

On March 30, 2010, we refinanced the existing mortgage on Falcon Lakes apartments, a 248-unit complex located in Arlington, Texas, for a new mortgage of $13.7 million. We paid off the existing mortgage of $13.1 million and $0.7 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 36-year amortization schedule, maturing on April 1, 2046.

On May 11, 2010, we refinanced the existing mortgage on Whispering Pines apartments, a 320-unit complex located in Topeka, Kansas, for a new mortgage of $9.5 million. We paid off the existing mortgage of $8.3 million and $1.4 million in closing costs. The note accrues interest at 4.5% and payments of interest and principal are due monthly based upon a 33-year amortization schedule, maturing on June 1, 2043.

On May 13, 2010, a construction loan with a commercial lender in the amount of $17.0 million was taken out to fund the development of the Toulon apartments. The loan accrues interest at 5.37%, payable monthly as interest only, until December 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

On May 21, 2010, we refinanced the existing mortgage on Desoto Ranch apartments, a 248-unit complex located in Desoto, Texas, for a new mortgage of $16.3 million. We paid off the existing mortgage of $15.7 million and $0.8 million in closing costs. The note accrues interest at 4.79% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2050.

On May 27, 2010, we refinanced the existing mortgage on Vistas at Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19.1 million. We paid off the existing mortgage of $18.3 million and $1.0 million in closing costs. The note accrues interest at 4.86% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2050.

On May 28, 2010, a loan with a commercial lender in the amount of $3.7 million was taken out to fund real estate property taxes. The loan accrues interest at 12.5%, payable monthly as interest only, until July 1, 2012. Thereafter, payments of interest and principal are due monthly based upon an 8-year amortization schedule, maturing on June 1, 2020.

In conjunction with the development of various apartment projects and other developments, we drew down $12.6 million in construction loans during the six months ended June 30, 2010.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. We also have other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities and bear interest rates ranging from 3.25% to 13.00% per annum. Stock-secured notes payable and margin borrowings were $23.4 million at June 30, 2010.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2010 (dollars in thousands):

Balance, December 31, 2009	$(20,574)
Cash transfers	32,059
Cash repayments	(34,706)
Fees and commissions payable to affiliates	(12,693)
Advances due to financing proceeds	(1,061)
Note receivable with affiliates	123
Payments through affiliates	4,455

Balance, June 30, 2010	$(32,397)

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

NOTE 9. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our property types are grouped into commercial, apartments, hotels, land and other operating segments. Significant differences among the accounting policies of the operating segments as compared to the consolidated financial statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

Presented below is our reportable segments’ operating income for the three months and six months ended June 30, 2010 and 2009, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$16,589	$21,567	$3,261	$167	$17	$41,601
Operating expenses	10,289	12,220	2,562	1,650	35	26,756
Depreciation and amortization	3,254	4,414	281	-	-	7,949
Mortgage and loan interest	5,125	10,234	741	3,634	2,746	22,480
Interest income	-	-	-	-	1,326	1,326
Loss on land sales	-	-	-	(4,121)	-	(4,121)

Segment operating loss	$(2,079)	$(5,301)	$(323)	$(9,238)	$(1,438)	$(18,379)

Capital expenditures	363	-	-	-	-	363
Assets	323,774	691,545	25,856	505,192	-	1,546,367

Property Sales
Sales price	$5,970	$28,009	$-	$17,660	$-	$51,639
Cost of sale	6,184	21,838	-	23,300	-	51,322
Deferred current gain	-	6,096	-	-	-	6,096
Recognized prior deferred gain	-	5,799	-	1,519	-	7,318

Gain (loss) on sale	$(214)	$5,874	$-	$(4,121)	$-	$1,539

For the Three Months Ended June 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$17,542	$22,595	$3,866	$265	$121	$44,389
Operating expenses	9,870	10,921	2,969	(534)	(163)	23,063
Depreciation and amortization	3,423	4,237	286	-	-	7,946
Mortgage and loan interest	4,642	9,777	800	5,056	2,030	22,305
Interest income	-	-	-	-	302	302
Gain on land sales	-	-	-	8,040	-	8,040

Segment operating income (loss)	$(393)	$(2,340)	$(189)	$3,783	$(1,444)	$(583)

Capital expenditures	468	38	10	-	-	516
Assets	334,381	684,707	26,960	491,388	-	1,537,436

Property Sales
Sales price	$2,850	$-	$-	$15,148	$-	$17,998
Cost of sale	689	-	-	7,108	-	7,797
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$2,161	$-	$-	$8,040	$-	$10,201

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended June 30,
	2010	2009
Segment operating loss	$(18,379)	$(583)
Other non-segment items of income (expense)
General and administrative	(2,724)	(2,084)
Advisory fees	(3,993)	(3,839)
Litigation settlement	-	(162)
Provision on impairment of notes receivable and real estate assets	-	(30,260)
Other income	1,023	554
Gain on foreign currency translation	906	604
Equity in earnings of investees	(71)	(197)
Deferred tax benefit	2,081	820

Loss from continuing operations	$(21,157)	$(35,147)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended June 30,
	2010	2009
Segment assets	$1,546,367	$1,537,436
Investments in real estate partnerships	12,748	26,941
Other assets and receivables	201,095	184,734
Assets held for sale	5,147	38,750

Total assets	$1,765,357	$1,787,861

For the Six Months Ended June 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$35,251	$44,418	$5,965	$282	$5	$85,921
Operating expenses	21,051	24,121	5,081	2,462	109	52,824
Depreciation and amortization	6,507	8,469	567	-	(213)	15,330
Mortgage and loan interest	10,095	19,155	1,519	7,205	4,891	42,865
Interest income	-	-	-	-	2,828	2,828
Loss on land sales	-	-	-	(4,115)	-	(4,115)

Segment operating loss	$(2,402)	$(7,327)	$(1,202)	$(13,500)	$(1,954)	$(26,385)

Capital expenditures	259	898	-	121	-	1,278
Assets	323,774	691,545	25,856	505,192	-	1,546,367

Property Sales
Sales price	$5,970	$29,459	$-	$17,669	$-	$53,098
Cost of sale	6,184	22,897	-	23,303	-	52,384
Deferred current gain	-	6,487	-	-	-	6,487
Recognized prior deferred gain	-	5,799	-	1,519	-	7,318

Gain (loss) on sale	$(214)	$5,874	$-	$(4,115)	$-	$1,545

For the Six Months Ended June 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$37,724	$44,691	$7,540	$575	$(833)	$89,697
Operating expenses	20,798	25,213	5,777	(180)	(19)	51,589
Depreciation and amortization	6,795	8,335	571	(225)	-	15,476
Mortgage and loan interest	9,351	18,256	1,641	9,354	4,097	42,699
Interest income	-	-	-	-	2,944	2,944
Gain on land sales	-	-	-	8,208	-	8,208

Segment operating income (loss)	$780	$(7,113)	$(449)	$(166)	$(1,967)	$(8,915)

Capital expenditures	38	1,472	66	-	-	1,576
Assets	334,381	684,707	26,960	491,388	-	1,537,436

Property Sales
Sales price	$9,750	$-	$-	$23,327	$-	$33,077
Cost of sale	3,350	-	-	15,119	-	18,469
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	532	-	-	-	-	532

Gain on sale	$6,932	$-	$-	$8,208	$-	$15,140

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Six Months Ended June 30,
	2010	2009
Segment operating loss	$(26,385)	$(8,915)
Other non-segment items of income (expense)
General and administrative	(5,319)	(4,917)
Advisory fees	(8,046)	(7,685)
Litigation settlement	-	318
Provision on impairment of notes receivable and real estate assets	-	(30,639)
Other income	1,888	3,850
Gain on foreign currency translation	233	78
Equity in earnings of investees	(93)	(197)
Deferred tax benefit	2,842	2,168

Loss from continuing operations	$(34,880)	$(45,939)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Six Months Ended June 30,
	2010	2009
Segment assets	$1,546,367	$1,537,436
Investments in real estate partnerships	12,748	26,941
Other assets and receivables	201,095	184,734
Assets held for sale	5,147	38,750

Total assets	$1,765,357	$1,787,861

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2010. Included in discontinued operations are a total of five and 12 properties as of 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk apartments), and we sold four apartment complexes (Chateau, Foxwood, Longfellow Arms and Villager). In 2009, we sold seven properties which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center) and one townhouse. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2010	2009	2010	2009
Rental	$807	$2,100	$2,668	$4,274
Property operations	437	846	1,232	2,923

	370	1,254	1,436	1,351

Expenses
Other income	-	1	-	17
Interest	(51)	(761)	(603)	(1,518)
General and administration	(3)	(37)	(10)	(30)
Litagation settlement	(1)	(7)	(1)
Depreciation	(29)	(268)	(173)	(558)

	(84)	(1,072)	(787)	(2,089)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	286	182	649	(738)
Gain on sale of discontinued operations	5,660	2,161	5,660	6,932

Income from discontinued operations before tax	5,946	2,343	6,309	6,194

Tax expense	(2,081)	(820)	(2,208)	(2,168)

Income from discontinued operations	$3,865	$1,523	$4,101	$4,026

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

NOTE 12. SUBSEQUENT EVENTS

On July 12, 2010, we sold the Piccadilly Airport Hotel, a 185-room hotel, the Piccadilly Inn Express Hotel, a 78-room hotel, and the Piccadilly Shaw Hotel, a 194-room hotel, all located in Fresno, California for $17.2 million. In addition, we sold a

$10.1 million intercompany receivable. The buyer assumed the existing mortgage of $27.3 million, secured by the property, but did not assume the obligation of ARI’s guarantee on the loan. Therefore, per the deposit method, the sale will not be recorded and the assets and debt will continue to remain on the books.

NOTE 13. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,913 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 options outstanding that will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of June 30, 2010, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first six months of 2010 we acquired $2.2 million and sold $53.1 million of land and income-producing properties. As of June 30, 2010, we owned 11,358 units in 57 residential apartment communities, 31 commercial properties comprising almost 5.7 million rentable square feet and five hotels containing a total of 808 rooms. In addition, we owned 11,650 acres of land held for development with three apartment complexes and a 420-acre holiday resort project in Germany currently in development.

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

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgements related to these determinations include estimates about the current future fair values and performance of real estate held by these VIEs and general market conditions.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investments in Gruppa Florentina LLC, LK-Four Hickory LLC, and Garden Centura L.P. are accounted for under the equity method.

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

The following discussion is based on our Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2010 and 2009, we owned or had interests in a portfolio of 93 and 99 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of June 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassed to discontinued operations as of June 30, 2010 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	June 30,
	2010	2009
Continuing operations	92	89
Properties held for sale	1	1
Sales subsequent to period end	0	9

Total property portfolio	93	99

Comparison of the three months ended June 30, 2010 to the same period ended 2009

For the three months ended June 30, 2010, we reported a net loss applicable to common shares of ($14.4) million or ($1.24) per diluted earnings per share, as compared to a net loss applicable to common shares of ($28.9) million or ($2.51) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $41.6 million for the three months ended June 30, 2010. This represents a decrease of $2.8 million, as compared to the prior period revenues of $44.4 million. This change, by segment, is a decrease in the apartment portfolio of $1.0 million, a decrease in the commercial portfolio of $1.0 million, a decrease in the hotel portfolio of $0.6 million, and a decrease in the land and other portfolio of $0.2 million. Within the apartment portfolio, there was an increase of $1.0 million due to the developed properties in the lease up phase, offset by a $2.0 million decrease in the same property portfolio. Within the commercial portfolio the decrease was attributable to a $1.0 million decrease from the same properties due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $26.8 million for the three months ended June 30, 2010. This represents an increase of $3.7 million, as compared to the prior period operating expenses of $23.1 million. This change, by segment, is an increase in our apartments of $1.3 million, an increase in our commercial properties of $0.4 million, and an increase in our land and other segments of $2.4 million, offset by a decrease in our hotels of $0.4 million. Within the apartment portfolio, the same apartment properties increased by $1.1 million and the developed apartments increased expenses by $0.2 million. Within the same properties, there was an increase of $1.9 million related to those damaged in Galveston, Texas by Hurricane Ike that offset the prior quarter’s expenses for the same amount. There was a decrease of $0.8 million in overall costs and additional repairs and maintenance. The increase within the land and other portfolios was primarily due to an adjustment to correct over accrual of 2008 real estate property taxes recorded in the prior period, resulting in lower operating expenses. In the current period, we incurred additional real estate tax penalties and interest that we did not incur in the prior period. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel.

Other income (expense)

Interest income was $1.3 million for the three months ended June 30, 2010. This represents an increase of $1.0 million, as compared to the prior period interest income of $0.3 million. The majority of this increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. More cash was received in the current period as compared to the prior period.

Other income was $1.0 million for the three months ended June 30, 2010. This represents an increase of $0.4 million, as compared to the prior period other income of $0.6 million. The majority of the increase was related to a fee for services rendered in connection with a sale of mineral rights, owned by a third party, in Poland.

Provision on impairment of notes receivable, investments in real estate partnerships, and real estate assets decreased by $30.3 million, as compared to prior period. There were no impairment reserves taken in the current period. Impairment in the prior period was recorded as an additional loss of $1.8 million in the commercial portfolio, $18.8 million in land we currently hold and $9.7 million in land that was sold for a loss in subsequent periods.

Loss on land sales was ($4.1) million for the three months ended June 30, 2010. This represents a decrease of $12.1 million as compared to the prior period gain of $8.0 million. The decrease was due to recording a loss of ($5.2) million on the sale of 16.79 acres of land known as Ewing 8 land offset by a gain of $1.1 million on the sale of 6.77 acres of land known as McKinney Corners II land in the current period. In the prior period, we sold 3.02 acres of land known as West End land for a gain $4.9 million. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million and sold 8.23 acres of land known as Leone land for a gain on $1.5 million.

Included in discontinued operations are a total of five and 12 properties as of 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), and sold four apartment complexes (Chateau, Foxwood, Longfellow Arms, and Villager). In 2009, we sold seven properties, which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center) and one townhouse. The gain on sale of the properties is also included in discontinued operations for those years. A summary of the discontinued operations is shown below (dollars in thousands):

	For the Three Months Ended June 30,
	2010	2009
Revenue
Rental	$807	$2,100
Property operations	437	846

	370	1,254
Expenses
Other income	-	1
Interest	(51)	(761)
General and administration	(3)	(37)
Litagation settlement	(1)	(7)
Depreciation	(29)	(268)

	(84)	(1,072)

Net income from discontinued operations before gains on sale of real estate, taxes, and fees	286	182
Gain on sale of discontinued operations	5,660	2,161

Income from discontinued operations before tax	5,946	2,343

Tax expense	(2,081)	(820)

Income from discontinued operations	$3,865	$1,523

Comparison of the six months ended June 30, 2010 as compared to the same period ended 2009

For the six months ended June 30, 2010, we reported a net loss applicable to common shares of ($26.9) million or ($2.33) per diluted earnings per share, as compared to a net loss applicable to common shares of ($36.1) million or ($3.14) per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $85.9 million for the six months ended June 30, 2010. This represents a decrease of $3.8 million, as compared to the prior period revenues of $89.7 million. This change, by segment, is a decrease in the apartment portfolio of $0.3 million, a decrease in the commercial portfolio of $2.5 million, a decrease in the hotel portfolio of $1.6 million and a decrease in the land portfolio of $0.3 million, offset by an increase in the other portfolio of $0.9 million. Within the commercial portfolio, the $2.5 million decrease from the same properties was due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $52.8 million for the six months ended June 30, 2010. This represents an increase of $1.2 million, as compared to the prior period operating expenses of $51.6 million. This change, by segment, is an increase in our commercial properties of $0.2 million and an increase in our land and other segments of $2.8 million, offset by a decrease in our apartments of $1.1 million and a decrease in our hotels of $0.7 million. Within the apartment portfolio, the same apartment properties decreased $1.9 million due to a decrease in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $0.8 million. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel.

Other income (expense)

Other income was $1.9 million for the six months ended June 30, 2010. This represents a decrease of $2.0 million, as compared to the prior period other income of $3.9 million. The majority of the decrease was due to $2.3 million recorded, in the prior period, as a gain on the disposition of our investment in the Korean REIT.

Provision on impairment of notes receivable, investments in real estate partnerships, and real estate assets decreased by $30.6 million as compared to prior period. There were no impairment reserves taken in the current period. Impairment in the prior period was recorded as an additional loss of $1.8 million in the commercial portfolio, $19.1 million in land we currently hold and $9.7 million in land that was sold for a loss in subsequent periods.

Loss on land sales was ($4.1) million for the six months ended June 30, 2010. This represents a decrease of $12.3 million as compared to the prior period gain of $8.2 million. The decrease was due to recording a loss of ($5.2) million on the sale of 16.79 acres of land known as Ewing 8 land offset by a gain of $1.1 million on the sale of 6.77 acres of land known as McKinney Corners II land in the current period. In the prior period, we sold 3.02 acres of land known as West End land for a gain $4.7 million. In addition, we sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million, sold .91 acres of land known as JHL Connell land for a gain of $0.4 million and sold 8.23 acres of land known as Leone land for a gain on $1.5 million.

Included in discontinued operations are a total of five and 12 properties as of 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2010. In 2010, we had one apartment complex held for sale (Baywalk), and sold four apartment complexes (Chateau, Foxwood, Longfellow Arms, and Villager). In 2009, we sold seven properties, which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), three commercial properties (5000 Space Center, 5360 Tulane and Cullman Shopping Center) and one townhouse. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. A summary of the discontinued operations is shown below (dollars in thousands):

	For the Six Months Ended June 30,
	2010	2009
Revenue
Rental	$2,668	$4,274
Property operations	1,232	2,923

	1,436	1,351
Expenses
Other income	-	17
Interest	(603)	(1,518)
General and administration	(10)	(13)
Litagation settlement	(1)	(17)
Depreciation	(173)	(558)

	(787)	(2,089)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	649	(738)
Gain on sale of discontinued operations	5,660	6,932

Income from discontinued operations before tax	6,309	6,194

Tax expense	(2,208)	(2,168)

Income from discontinued operations	$4,101	$4,026

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2010	2009	Variance
Net cash provided by (used in) operating activities	$10,097	$(13,635)	$23,732
Net cash provided by investing activities	$21,207	$5,797	$15,410
Net cash provided by (used in) financing activities	$(31,306)	$5,560	$(36,866)

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees, and land holding costs. Our primary source of cash from operating activities is rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The overall increase in cash provided by operating activities relates to the receipt of $12.9 million in the current period, related to the sales of income producing properties and the December 2009 apartment complex sale. In addition, we had an increase in accounts payable related to our resort community development project in Germany.

Our cash from investing activities increased $15.4 million, as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period and less cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

Our cash used in financing activities consists of payments on recurring debt obligations and maturing notes payable, offset by proceeds from refinancing current mortgages. There was an increase in cash used in financing activities due to payoff or assumption of debt related to the sale of income producing properties and land in the current period.

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

Tax Matters

Financial statement income varies from taxable Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes in the first six months of 2010 without the use of prior year net operating losses and a loss in 2009, therefore, it recorded no provision for income taxes.

At June 30, 2010, ARL had a net deferred tax asset of $142.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2010, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates

Notes payable:
Variable rate	$430,803	5.56%	$4,308

Total decrease in ARL’s annual net income			4,308

Per share			$0.38

ITEM 4T.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at March 31, 2010			931,665	68,335
April 30, 2010	-	-	931,665	68,335
May 31, 2010	2,900	7.76	934,565	65,435
June 30, 2010	12,000	8.08	946,565	53,435

Total	14,900

(1)	In September 2000, the ARI Board of Directors approved a share repurchase program for up to 1,000,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 16, 2010	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2010

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