Form 10-Q
period 2010-09-30
AMERICAN REALTY INVESTORS INC
filed 2010-11-12
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,468,685
(Class)	(Outstanding at November 1, 2010)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2010	December 31, 2009
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,598,514	$1,718,837
Real estate held for sale at cost, net of depreciation ($3,503 for 2010 and $1,252 for 2009)	16,251	5,147
Real estate subject to sales contracts at cost, net of depreciation ($22,856 for 2010 and $13,985 for 2009)	48,001	53,341
Less accumulated depreciation	(185,078)	(195,804)

Total real estate	1,477,688	1,581,521
Notes and interest receivable

Performing (including $106,855 in 2010 and $81,812 in 2009 from affiliates and related parties)	117,251	91,872
Non-performing	3,114	3,108
Less allowance for estimated losses	(11,836)	(11,836)

Total notes and interest receivable	108,529	83,144
Cash and cash equivalents	6,711	4,887
Investments in unconsolidated subsidiaries and investees	12,563	13,149
Other assets (including $173 in 2010 and $175 in 2009 from affiliates and related parties)	112,970	123,353

Total assets	$1,718,461	$1,806,054

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$1,216,817	$1,327,188
Notes related to assets held-for-sale	15,036	5,002
Notes related to subject to sales contracts	53,140	61,886
Stock-secured notes payable	33,325	24,853
Affiliate payables	34,069	20,574
Deferred revenue (including $96,401 in 2010 and $62,337 in 2009 from sales to related parties)	104,147	70,083
Accounts payable and other liabilities (including $1,379 in 2010 and $199 in 2009 to affiliates and related parties)	96,537	85,119

	1,553,071	1,594,705
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,390,913 shares in 2010 and in 2009 (liquidation preference $33,909), including 900,000 shares in 2010 and 2009 held by subsidiaries	4,979	4,979

Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138, and outstanding 11,477,077 and 11,514,038 shares in 2010 and in 2009	114	114

Treasury stock at cost; 397,061 and 360,100 shares in 2010 and 2009 and 276,972 shares held by TCI (consolidated) as of 2010 and 2009	(6,250)	(5,954)
Paid-in capital	91,081	91,081
Retained earnings	10,428	46,971
Accumulated other comprehensive income (loss)	(786)	2,186

Total American Realty Investors, Inc. shareholders’ equity	99,566	139,377

Non-controlling interest	65,824	71,972

Total equity	165,390	211,349

Total liabilities and equity	$1,718,461	$1,806,054

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $763 and $1,037 for the three months and $2,195 and $2,981 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	$39,775	$41,495	$122,719	$125,565

Expenses:
Property operating expenses (including $549 and $645 for the three months and $1,686 and $2,107 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	24,949	25,383	76,058	73,380
Depreciation and amortization	7,630	6,074	22,459	20,167
General and administrative (including $647 and $1,815 for the three months and $3,066 and $5,073 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	2,193	3,959	7,490	9,746
Provision on impairment of notes receivable and real estate assets	-	-	-	30,639
Advisory fee to affiliate	3,972	4,021	12,017	11,706

Total operating expenses	38,744	39,437	118,024	145,638

Operating income (loss)	1,031	2,058	4,695	(20,073)

Other income (expense):
Interest income (including $830 and $2,343 for the three months and $3,072 and $3,321 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	997	1,334	3,825	4,279
Other income	641	294	2,529	4,146
Mortgage and loan interest (including $708 and $835 for the three months and $2,443 and $2,367 for the nine months ended 2010 and 2009 respectively from affiliates and related parties)	(19,294)	(20,557)	(60,840)	(60,684)
Earnings from unconsolidated subsidiaries and investees	(3)	410	(96)	212
Gain on foreign currency translation	(11)	464	222	542
Litigation settlement	-	(1,438)	-	(1,120)

Total other expenses	(17,670)	(19,493)	(54,360)	(52,625)

Loss before gain on land sales, non-controlling interest, and taxes	(16,639)	(17,435)	(49,665)	(72,698)
Gain (loss) on land sales	(72)	3,397	(4,187)	11,605

Loss from continuing operations before tax	(16,711)	(14,038)	(53,852)	(61,093)
Income tax benefit	1,945	1,027	4,584	2,827

Net loss from continuing operations	(14,766)	(13,011)	(49,268)	(58,266)

Discontinued operations:

Income (loss) from discontinued operations	(1,061)	(275)	(994)	(2,063)
Gain on sale of real estate from discontinued operations	6,619	3,209	12,279	10,141
Income tax expense from discontinued operations	(1,945)	(1,027)	(3,950)	(2,827)

Net income from discontinued operations	3,613	1,907	7,335	5,251
Net loss	(11,153)	(11,104)	(41,933)	(53,015)
Net loss attributable to non-controlling interests	2,140	1,527	7,260	8,548

Net loss attributable to American Realty Investors, Inc.	(9,013)	(9,577)	(34,673)	(44,467)
Preferred dividend requirement	(626)	(622)	(1,870)	(1,866)

Net loss applicable to common shares	$(9,639)	$(10,199)	$(36,543)	$(46,333)

Earnings per share - basic
Loss from continuing operations	$(1.15)	$(1.05)	$(3.81)	$(4.48)
Discontinued operations	0.31	0.17	0.64	0.46

Net loss applicable to common shares	$(0.84)	$(0.88)	$(3.17)	$(4.02)

Earnings per share - diluted
Loss from continuing operations	$(1.15)	$(1.05)	$(3.81)	$(4.48)
Discontinued operations	0.31	0.17	0.64	0.46

Net loss applicable to common shares	$(0.84)	$(0.88)	$(3.17)	$(4.02)

Weighted average common share used in computing earnings per share	11,485,444	11,514,038	11,503,163	11,514,038
Weighted average common share used in computing diluted earnings per share	11,485,444	11,514,038	11,503,163	11,514,038

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(12,626)	$(11,484)	$(42,008)	$(49,718)
Income from discontinued operations	3,613	1,907	7,335	5,251

Net loss	$(9,013)	$(9,577)	$(34,673)	$(44,467)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010

(unaudited)

(dollars in thousands)

			Series A Preferred						Accumulated Other Comprehensive
	Total	Comprehensive		Common Stock		Treasury	Paid-in	Retained		Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2009	$211,349	$(85,434)	$4,979	11,874,138	$114	$(5,954)	$91,081	$46,971	$2,186	$71,972
Unrealized loss on investment securities	-	2,186	-	-	-	-	-	-	(2,186)	2,186
Unrealized loss on foreign currency translation	(784)	2	-	-	-	-	-	-	(786)	2
Net loss	(41,933)	(41,933)	-	-	-	-	-	(34,673)	-	(7,260)
Sale of controlling interest	164	-	-	-	-	-	-	-	-	164
Distribution of non-controlling interest	(1,145)	-	-	-	-	-	-	-	-	(1,145)
Adjustment to non-controlling interests for consolidation	(95)	-	-	-	-	-	-	-	-	(95)
Series A preferred stock cash dividend ($1.00 per share)	(1,870)	-	-	-	-	-	-	(1,870)	-	-
Repurchase/sale of treasury shares, net	(296)	-	-	-	-	(296)	-	-	-	-

Balance, September 30, 2010	$165,390	$(125,179)	$4,979	11,874,138	$114	$(6,250)	$91,081	$10,428	$(786)	$65,824

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Net loss	$(41,933)	$(53,015)
Other comprehensive loss
Unrealized gain (loss) on foreign currency translation	(786)	-
Unrealized loss on investment securities	-	2,185

Total other comprehensive loss	(786)	2,185

Comprehensive loss	(42,719)	(50,830)
Comprehensive loss attributable to non-controlling interest	7,260	8,548

Comprehensive loss attributable to American Realty Investors, Inc.	$(35,459)	$(42,282)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss applicable to common shares	$(36,543)	$(46,333)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	4,187	(11,605)
Gain on sale of income producing properties	(12,279)	(10,141)
Depreciation and amortization	23,282	23,198
Provision for impairment of notes receivable and real estate assets	-	30,639
Amortization of deferred borrowing costs	2,949	4,538
Earnings from unconsolidated subsidiaries and investees	96	(212)
Change in non-controlling interest	(7,622)	-
Gain on foreign currency translation	(222)	(542)
Other comprehensive loss	1,174	-
Loss on the sale of controlling stock	49	-
(Increase) decrease in assets:
Accrued interest receivable	(617)	(237)
Restricted cash	-	271
Other assets	6,786	1,274
Prepaid expense	1,041	1,005
Escrow	5,001	9,473
Earnest money	870	(1,328)
Rent receivables	(1,778)	(2,598)
Increase (decrease) in liabilities:
Accrued interest payable	4,450	(3,389)
Affiliate payables	13,495	(26,852)
Other liabilities	9,806	(3,675)

Net cash provided by (used in) operating activities	14,125	(36,514)

Cash Flow From Investing Activities:
Proceeds from notes receivables ($76 in 2010, $3,077 in 2009 from affiliates)	1,545	3,327
Origination of notes receivable ($25,735 in 2010, $0 in 2009 from affiliates)	(25,735)	-
Acquisition of land held for development	(3,199)	(5,946)
Proceeds from sales of income producing properties	149,057	18,140
Proceeds from sale of land	15,674	35,799
Investment in unconsolidated real estate entities	(425)	11,348
Improvement of land held for development	(11,702)	(2,426)
Improvement of income producing properties	(2,789)	(2,158)
Investment in marketable securities	-	2,775
Acquisition of non-controlling interest	(177)	(9,742)
Construction and development of new properties	(25,008)	(31,314)

Net cash provided by investing activities	97,241	19,803

Cash Flow From Financing Activities:
Proceeds from notes payable	133,160	46,887
Recurring amortization of principal on notes payable	(11,252)	(16,857)
Debt assumption by buyer, part of seller proceeds	(101,429)	-
Payments on maturing notes payable	(125,540)	(18,585)
Deferred financing costs	(4,481)	1,152
Stock-secured borrowings	-	(103)

Net cash provided by (used in) financing activities	(109,542)	12,494

Net decrease in cash and cash equivalents	1,824	(4,217)
Cash and cash equivalents, beginning of period	4,887	6,042

Cash and cash equivalents, end of period	$6,711	$1,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,615	$61,965
Cash paid for income taxes, net of refunds	$(634)	$1,824

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Note receivable received from affiliate	$25,735	$2,341
Note receivable from sale of real estate	$-	$2,700
Note pay down from right to build sale	$-	$1,500
Acquisition of real estate to satisfy note receivable	$-	$(1,847)
Liability transfer from affiliate	$(3,396)	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “we”, “us”, “our”, “the Company” or “ARL” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in November 1999. In August 2000, the Company acquired American Realty Trust, Inc. (“ART”), a Georgia corporation and National Realty, L.P. (“NRLP”), a Delaware partnership. ARL invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol (“NYSE: ARL”). Approximately 86.5% of ARL’s stock is owned by affiliated entities. ARL owns approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation which has its common stock listed and traded on the New York Stock Exchange under the symbol (“NYSE: TCI”). ARL has consolidated TCI’s accounts and operations since March 2003. Prime Income Asset Management, LLC (“Prime”) is the Company’s external advisor. Triad Realty Services, LP (“Triad”), an affiliate of Prime, manages the Company’s commercial properties. Triad subcontracts the property-level management and leasing of our commercial properties to Regis Realty I, LLC. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. ARL engages third-party companies to lease and manage its apartment properties.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc. (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of Income Opportunity Realty Investors, Inc. (“IOT”) at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI has owned, for several years, an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding). After giving effect to the transaction on July 17, 2009, TCI owns an aggregate of 3,556,118 shares of IOT common stock which constitutes approximately 85.3% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange under the symbol (“AMEX: IOT”).

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

Properties

We own or had interests in a total property portfolio of 86 income producing properties as of September 30, 2010. The properties consisted of:

•

31 commercial properties totaling 5.7 million rentable square feet, consisting of 20 office buildings, six commercial warehouses, four retail properties, and a 344,975 square foot trade show and exhibit hall;

•	Five hotels comprising 808 rooms;

•	50 apartment communities totaling 9,637 units, excluding apartments being developed; and

•	11,650 acres of developed and undeveloped land.

We are involved in the construction of five apartment complexes and the development of a 420-acre holiday resort community in Germany. In addition, we invest in several tracts of land and are at various stages of predevelopment on many of these properties. We partner with several third-party developers to construct residential projects. The third-party developer typically takes a general partner and majority limited partner interest in the development partnership while we take a minority limited partner interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, for hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs. We are also partnered in a joint venture to develop a 420-acre former naval base, located in the northeastern section of Schleswig-Holstein, Germany, into a multi-family resort area.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Principles of consolidation

The accompanying financial statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIE’s are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; our and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of us and the other investors. Significant judgments related to these determinations include estimates about the current future fair values and performance of real estate held by these VIE’s and general market conditions.

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investments in Gruppa Florentina, LLC, LK-Four Hickory, LLC, and Garden Centura, L.P. are accounted for under the equity method.

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

Cost capitalization

Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next use the weighted average interest rate of non-project specific debt. We capitalize interest, real estate taxes and certain operating expenses until building construction is substantially complete and the building is ready for its intended use, but no later than one year from the cessation of major construction.

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

Newly issued accounting standards

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the nine months ended September 30, 2010 are listed below:

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

On March 17, 2010, we sold the Villager Apartments, a 33-unit complex located in Fort Walton Beach, Florida, to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $1.5 million. We received $0.8 million in cash, and the buyer assumed the existing mortgage of $0.7 million, secured by the property. The project was sold to a related party; therefore the gain of $0.4 million was deferred and will be recorded upon sale to a third party.

On April 15, 2010, we sold 6.77 acres of land known as McKinney Corners II land located in McKinney, Texas for a sales price of $1.6 million. We paid off the existing debt of $1.4 million and closing costs. We recorded a gain on sale of $1.1 million on the land parcel.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property. The property was sold to a related party; therefore the gain of $5.8 million was deferred. The deferred gain was recognized in June 2010, upon sale of the property to a third party.

On April 23, 2010, we sold the Longfellow Arms apartments, a 216-unit complex located in Longview, Texas, to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $20.0 million. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss on sale of $5.3 million on the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, LP to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On June 16, 2010, we sold the Chateau apartments, a 115-unit complex located in Bellevue, Nebraska, to One Realco Retail, Inc. and TCI Woodsong, Inc.; both are related parties under common control, for a sales price of $2.9 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. The property was sold to a related party; therefore the gain of $2.4 million was deferred. The deferred gain was recognized in July 2010, upon sale of the property to a third party.

On July 12, 2010, we sold our investment in Pioneer Crossing Hotels, LLC to One Realco Corporation, a related party under common control, for a sales price of $17.2 million. This entity owns the Piccadilly Airport Hotel, a 185-room hotel, the Piccadilly Inn Express Hotel, a 78-room hotel, and the Piccadilly Shaw Hotel, a 194-room hotel, all located in Fresno, California. In addition, we sold a $10.1 million intercompany receivable. The buyer assumed the existing mortgage of $27.3 million, secured by the property, but did not assume the obligation of ARL’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement and questionable recovery of investment cost.

On July 30, 2010, we purchased 8.91 acres of Sonoma Court land located in Rockwall, Texas for $0.9 million. This land was purchased for the development of Sonoma Court apartments, a 124-unit apartment complex. We financed the transaction with a $0.9 million draw on a construction loan with a commercial lender.

On July 30, 2010, we sold 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas, to One Realco Land Holdings, Inc. and One Realco Corporation; both are related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property. We recorded a loss on sale of $1.2 million on the land parcel.

The Company had a 14.8% limited partner interest in a partnership that owned a 131-unit apartment complex known as Quail Oaks apartments, located in Balch Springs, Texas. The partnership was consolidated in accordance with ASC 810, whereby we determined that TCI was a primary beneficiary. On August 3, 2010 the partnership transferred ownership of the property to the existing lender and the result was a gain of $1.8 million.

On August 4, 2010, we sold 6.51 acres of land known as Hines Meridian land located in Irving, Texas for a sales price of $2.0 million. The buyer assumed the existing mortgage of $6.2 million, secured by the property. We received $0.4 million in cash, after paying in full the existing debt of $0.9 million and providing seller financing of $0.5 million. The note accrues interest at 8% and is payable at maturity on August 11, 2011. We recorded a gain on sale of $0.6 million on the land parcel.

On August 20, 2010, we sold our investment in American Mart Hotel Corporation to ABC Land and Development, Inc., a related party under common control, for a sales price of $3.1 million. This entity owns the Comfort Inn Hotel, a 161-room hotel, located in Denver, Colorado. The buyer assumed the existing mortgage of $3.0 million, secured by the property, but did not assume the obligation of ARL’s guarantee on the loan. ARL has deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement and questionable recovery of investment cost.

On August 30, 2010, we sold the Mason Park apartments, a 312-unit complex located in Katy, Texas for a sales price of $22.9 million. We recorded a gain on sale of $0.3 million on the apartment sale.

On September 15, 2010, we sold our investment in Pacific Center, LLC to ABC Land and Development, Inc., a related party under common control, for a sales price of $2.5 million. This entity owns the Piccadilly University Hotel, a 190-room hotel, located in Fresno, California. In addition we sold a $2.0 million intercompany receivable. The buyer assumed the existing mortgage of $4.5 million, secured by the property, but did not assume the obligation of ARL’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $8.3 million. This entity owns a 122,205 square foot retail center known as Bridgeview Plaza located in La Crosse, Wisconsin. We provided $2.1 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $6.2 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in South Cochran Corporation to Warren Road Farm, Inc., a related party under common control, for a sales price of $2.2 million. This entity owns a 220,461 square foot retail center known as Dunes Plaza located in Michigan City, Indiana. In addition, we sold a $1.0 million intercompany receivable. The buyer assumed the existing mortgage of $3.2 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Thornwood Apartments, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $6.7 million. This entity owns 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas. We provided $1.1 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $5.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in EQK Windmill Farms, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $64.5 million. This entity owns 2,957.95 acres of land known as Windmill Farms land located in Kaufman County, Texas. We provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $30.7 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 28, 2010, we sold the Baywalk apartments, a 192-unit complex located in Galveston, Texas for a sales price of $8.2 million. We recorded a gain on sale of $1.8 million on the apartment sale.

In December 2003, we sold four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. TCI sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, TCI remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated by TCI. These mortgages have since been refinanced and such refinancing does not include any obligations by TCI as guarantor. We recorded the sale as of September 30, 2010 and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

We continue to invest in the development of apartments and various projects. During the nine months ended September 30, 2010, we have expended $22.1 million on construction and development, and capitalized $2.9 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

The table below shows our notes receivables as of September 30, 2010 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in Mountain Plaza Apartments
Arcadian Energy, Inc. (formerly known as International Health Products, Inc.) (1)	08/10	prime + 1%	3,779	335,900 shares of stock (11.25 per share)
BCM Octagon, Inc. (1)	10/11	prime + 2%	1,252	Industrial building, Arlington, TX
BCM Octagon, Inc. (1)	10/11	prime + 2%	1,523	Retail building, Cary, NC
BCM Octagon, Inc. (1)	11/11	prime + 1%	10,762	Unsecured
Garden Centura, L.P. (1)	N/A	7.00%	2,633	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/27	11.50%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/17	12.00%	2,733	Membership interest in Housing for Seniors of Humble, LLC
Housing for Seniors of Humble, LLC (Lakeshore Villas) (1)	12/27	11.50%	6,363	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	5,459	Various security interests
Miscellaneous related party notes (1)	Various	Various	5,058	Various security interests
Pioneer Austin Development, Ltd.	10/08	10.00%	2,407	33 acres of undeveloped land, Austin, TX
Realty Advisors, Inc. (1)	11/11	prime + 2%	5,633	850,000 shares of ARL stock owned by Basic Capital Management, Inc.
United Housing Foundation, Inc. (Cliffs of El Dorado) (1)	09/10	10.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,668	100% Interest in Unified Housing of Temple, LLC
United Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing of Inwood, LLC
United Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,984	100% Interest in Unified Housing of Kensington, LLC
United Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	7,720	100% Interest in Unified Housing of Austin, LLC
United Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	8,250	100% Interest in Unified Housing of Vista Ridge, LLC
United Housing Foundation, Inc. (McKinney) (1)	12/13	12.00%	2,469	100% Interest in Unified Housing of McKinney, LLC
United Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
United Housing Foundation, Inc. (Res. at White Rock Phase I)(1)	12/27	5.25%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
United Housing Foundation, Inc. (Res. at White Rock Phase II)(1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
United Housing Foundation, Inc. (Trails at White Rock)(1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
United Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	9,987	100% Interest in Unified Housing of Sendero Ridge, LLC
United Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
United Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Accrued interest			3,528

Total Performing			$117,251

Non-Performing loans:
Tracy Suttles	11/13	0.00%	1,077	Unsecured
130 Windmill Farms, L.P.	10/10	7.00%	2,007	Unsecured
Accrued interest			30

Total Non-Performing			$3,114

Total			$120,365
Allowance for estimated losses			(11,836)

Total			$108,529

(1)	Related party notes

NOTE 4. UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments in unconsolidated joint ventures and other investees consist of the following:

		Percentage Ownership
		at September 30, 2010	at September 30, 2009
Garden Centura, L.P.	(1)	5%	5%

Gruppa Florentina, LLC	(1)	20%	20%

LK-Four Hickory, LLC	(1)	29%	29%

        (1) Other investees

Our partnership interest in Garden Centura, L.P. in the amount of 5% is accounted for under the equity method because we exercise significant influence over the operations and financial activities. We have guaranteed the notes payable and control the day to day activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of September 30, 2010	Other Investees
Real estate, net of accumulated depreciation	$121,816
Notes receivable	4,809
Other assets	43,771
Notes payable	(91,105)
Other liabilities	(12,437)
Shareholders’ equity/partners capital	(66,854)

For the Nine Months Ended September 30, 2010
Revenue	$41,807
Depreciation	(4,789)
Operating expenses	(33,563)
Gain on land sales	-
Interest expense	(4,898)

Loss from continuing operations	(1,443)
Loss from discontinued operations	-

Net loss	$(1,443)

Company’s proportionate share of loss	$(31)

As of September 30, 2009	Other Investees
Real estate, net of accumulated depreciation	$126,892
Notes receivable	3,783
Other assets	43,488
Notes payable	(93,723)
Other liabilities	(9,799)
Shareholders’ equity/partners capital	(70,641)

For the Nine Months Ended September 30, 2009
Revenue	$40,022
Depreciation	(4,745)
Operating expenses	(29,975)
Gain on land sales	-
Interest expense	(4,493)

Income from continuing operations	809
Income from discontinued operations	-

Net income	$809

Company’s proportionate share of income	$150

NOTE 5. INVESTMENTS IN SECURITIES

Our investments in securities include equity investments in Realty Korea CR-REIT, Ltd. (“CR-REIT”), which was traded on the Korean stock exchange until its dissolution in 2008. We received our final distribution during the three months ended March 31, 2009.

NOTE 6. NOTES PAYABLE

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas, for $2.2 million. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.00% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments, a 290-unit complex. The note accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

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

On May 13, 2010, a construction loan with a commercial lender in the amount of $17.0 million was taken out to fund the development of the Toulon apartments, a 240-unit complex located in Gautier, Mississippi. The loan accrues interest at 5.37%, payable monthly as interest only, until December 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

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

On July 29, 2010, we refinanced the existing mortgage on Heather Creek apartments, a 200-unit complex located in Mesquite, Texas, for a new mortgage of $12.0 million. We paid down the existing debt of $11.5 million and $0.7 million in closing costs. The note accrues interest at 4.33% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on August 1, 2050.

On July 30, 2010, a construction loan with a commercial lender in the amount of $11.2 million was obtained to fund the development of the Sonoma Court apartments, a 290-unit complex located in Rockwall, Texas. The loan accrues interest at 5.35%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On September 14, 2010, a construction loan with a commercial lender in the amount of $16.5 million was obtained to fund the development of the Lodge at Pecan Creek apartments, a 192-unit complex located in Denton, Texas. The loan accrues interest at 5.05%, payable monthly as interest only, until March 1, 2012. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

In conjunction with the development of various apartment projects and other developments, we drew down $27.6 million in construction loans during the nine months ended September 30, 2010.

NOTE 7. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. We also have other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities and bear interest rates ranging from 3.25% to 13.00% per annum. Stock-secured notes payable and margin borrowings were $33.3 million at September 30, 2010.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2010 (dollars in thousands):

Balance, December 31, 2009	$(20,574)
Cash transfers	45,448
Cash repayments	(47,079)
Fees and commissions payable to affiliate	(19,100)
Advances due to financing proceeds	(1,196)
Note receivable with affiliate	183
Payments through affiliates	8,249

Balance, September 30, 2010	$(34,069)

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

Presented below is our reportable segments’ operating income for the three months and nine months ended September 30, 2010 and 2009, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$16,558	$20,271	$2,797	$178	$(29)	$39,775
Operating expenses	10,445	11,229	2,575	753	(53)	24,949
Depreciation and amortization	3,407	4,050	278	-	(105)	7,630
Mortgage and loan interest	5,036	8,342	743	3,074	2,099	19,294
Interest income	-	-	-	-	997	997
Loss on land sales	-	-	-	(72)	-	(72)

Segment operating loss	$(2,330)	$(3,350)	$(799)	$(3,721)	$(973)	$(11,173)

Capital expenditures	421	390	-	-	-	811
Assets	320,837	612,064	25,578	525,532	(22,574)	1,461,437

Property Sales
Sales price	$-	$33,491	$-	$8,709	$-	$42,200
Cost of sale	-	29,599	-	9,080	-	38,679
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	2,726	-	299	-	3,025

Gain (loss) on sale	$-	$6,618	$-	$(72)	$-	$6,546

For the Three Months Ended September 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$18,849	$19,673	$3,510	$210	$(747)	$41,495
Operating expenses	10,930	11,232	2,927	161	133	25,383
Depreciation and amortization	3,368	3,516	285	13	(1,108)	6,074
Mortgage and loan interest	4,763	8,144	812	4,229	2,609	20,557
Interest income	-	-	-	-	1,334	1,334
Gain on land sales	-	-	-	3,397	-	3,397

Segment operating loss	$(212)	$(3,219)	$(514)	$(796)	$(1,047)	$(5,788)

Capital expenditures	322	-	19	-	-	341
Assets	331,472	594,004	26,696	534,948	(27,846)	1,459,274

Property Sales
Sales price	$4,000	$390	$-	$-	$-	$4,390
Cost of sale	973	359	-	-	-	1,332
Deferred current gain	-	31	-	-	-	31
Recognized prior deferred gain	-	-	-	3,397	-	3,397

Gain on sale	$3,027	$62	$-	$3,397	$-	$6,486

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended September 30,
	2010	2009
Segment operating loss	$(11,173)	$(5,788)
Other non-segment items of income (expense)
General and administrative	(2,193)	(3,959)
Advisory fees	(3,972)	(4,021)
Litigation settlement	-	(1,438)
Provision on impairment of notes receivable and real estate assets	-	-
Other income	641	294
Gain (loss) on foreign currency translation	(11)	464
Equity in earnings of investees	(3)	410
Deferred tax benefit	1,945	1,027

Loss from continuing operations	$(14,766)	$(13,011)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2010	2009
Segment assets	$1,461,437	$1,459,274
Investments in real estate partnerships	12,563	15,765
Other assets and receivables	228,210	200,191
Assets held for sale	16,251	136,605

Total assets	$1,718,461	$1,811,835

For the Nine Months Ended September 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$51,808	$61,715	$8,760	$459	$(23)	$122,719
Operating expenses	31,494	33,635	7,656	3,219	54	76,058
Depreciation and amortization	9,915	12,015	845	-	(316)	22,459
Mortgage and loan interest	15,132	26,174	2,263	10,278	6,993	60,840
Interest income	-	-	-	-	3,825	3,825
Loss on land sales	-	-	-	(4,187)	-	(4,187)

Segment operating loss	$(4,733)	$(10,109)	$(2,004)	$(17,225)	$(2,929)	$(37,000)

Capital expenditures	1,321	696	-	179	-	2,196
Assets	320,837	612,064	25,578	525,532	(22,574)	1,461,437

Property Sales
Sales price	$28,740	$62,950	$-	$18,963	$673	$111,326
Cost of sale	28,954	52,624	-	24,969	-	106,547
Deferred current gain	-	3,990	-	-	-	3,990
Recognized prior deferred gain	-	5,799	-	1,819	-	7,618

Gain (loss) on sale	$(214)	$12,135	$-	$(4,187)	$673	$8,407

For the Nine Months Ended September 30, 2009	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$56,572	$57,751	$11,051	$923	$(732)	$125,565
Operating expenses	31,732	32,852	8,706	67	23	73,380
Depreciation and amortization	10,162	10,469	857	(185)	(1,136)	20,167
Mortgage and loan interest	14,114	23,828	2,453	14,685	5,604	60,684
Interest income	-	-	-	-	4,279	4,279
Gain on land sales	-	-	-	11,605	-	11,605

Segment operating income (loss)	$564	$(9,398)	$(965)	$(2,039)	$(944)	$(12,782)

Capital expenditures	1,699	231	85	1,063	-	3,078
Assets	331,472	594,004	26,696	530,569	(23,467)	1,459,274

Property Sales
Sales price	$18,140	$390	$-	$39,449	$-	$57,979
Cost of sale	6,576	359	-	31,241	-	38,176
Deferred current gain	1,955	31	-	-	-	1,986
Recognized prior deferred gain	532	-	-	3,397	-	3,929

Gain on sale	$10,141	$-	$-	$11,605	$-	$21,746

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended September 30,
	2010	2009
Segment operating loss	$(37,000)	$(12,782)
Other non-segment items of income (expense)
General and administrative	(7,490)	(9,746)
Advisory fees	(12,017)	(11,706)
Litigation settlement	-	(1,120)
Provision on impairment of notes receivable and real estate assets	-	(30,639)
Other income	2,529	4,146
Gain on foreign currency translation	222	542
Equity in earnings of investees	(96)	212
Deferred tax benefit	4,584	2,827

Loss from continuing operations	$(49,268)	$(58,266)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2010	2009
Segment assets	$1,461,437	$1,459,274
Investments in real estate partnerships	12,563	15,765
Other assets and receivables	228,210	200,191
Assets held for sale	16,251	136,605

Total assets	$1,718,461	$1,811,835

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2010. Included in discontinued operations are a total of 12 and 21 properties as of 2010 and 2009, respectively. Properties sold in 2010 have been reclassified to discontinued operations for current and prior year reporting periods. In 2010, we had one apartment complex held for sale (Island Bay), sold 10 apartment complexes (Baywalk, Chateau, Foxwood, Limestone Canyon, Limestone Ranch, Longfellow Arms, Mason Park, Sendero Ridge, Tivoli and Villager) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In 2009, we sold nine properties which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre) and one townhouse. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2010	2009	2010	2009
Rental	$1,231	$6,308	$6,876	$17,194
Property operations	984	3,185	3,931	9,700

	247	3,123	2,945	7,494

Expenses
Other income	50	71	50	87
Interest	(1,145)	(2,383)	(3,068)	(6,473)
General and administration	(49)	(3)	(81)	(130)
Litagation settlement	(3)	(1)	(4)	(17)
Depreciation	(161)	(1,082)	(836)	(3,024)

	(1,308)	(3,398)	(3,939)	(9,557)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(1,061)	(275)	(994)	(2,063)
Gain on sale of discontinued operations	6,619	3,209	12,279	10,141

Income from discontinued operations before tax	5,558	2,934	11,285	8,078

Tax expense	(1,945)	(1,027)	(3,950)	(2,827)

Income from discontinued operations	$3,613	$1,907	$7,335	$5,251

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

NOTE 12. SUBSEQUENT EVENTS

On October 5, 2010, we sold the Island Bay apartments, a 458-unit complex located in Galveston, Texas for a sales price of $14.0 million. The existing mortgage of $14.0 million is secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, for a sales price of $30.9 million. The existing mortgages of $24.1 million are secured by the properties.

NOTE 13. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,390,913 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 options outstanding that will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of September 30, 2010, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first nine months of 2010 we acquired $3.1 million and sold $173.8 million of land and income-producing properties. As of September 30, 2010, we owned 9,637 units in 50 residential apartment communities, 31 commercial properties comprising almost 5.7 million rentable square feet and five hotels containing a total of 808 rooms. In addition, we owned 11,650 acres of land held for development with five apartment complexes and a 420-acre holiday resort project in Germany currently in development.

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

We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Triad Realty Services, LP (“Triad”), an affiliate of Prime. Triad subcontracts the property-level management and leasing of our commercial properties to Regis Realty I, LLC, while our hotels are managed by Regis Hotel I, LLC. We currently contract with third-party companies to manage our apartment communities.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for our financial statements issued subsequent to September 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating our accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC guidance as the sole source of authoritative literature.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investments in Gruppa Florentina, LLC, LK-Four Hickory, LLC, and Garden Centura, L.P. are accounted for under the equity method.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We cease capitalization when a building is considered substantially complete and ready for its intended use, but no later than one year from the cessation of major construction activity.

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 3 “Notes and Interest Receivable” for details on our notes receivable.

F air Value of Financial Instruments

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2010 and 2009, we owned or had interests in a portfolio of 86 and 100 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of September 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassed to discontinued operations as of September 30, 2010 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	September 30,
	2010	2009
Continuing operations	85	85
Sales subsequent to period end	1	15

Total property portfolio	86	100

Comparison of the three months ended September 30, 2010 to the same period ended 2009

For the three months ended September 30, 2010, we reported a net loss applicable to common shares of $9.6 million or $0.84 per diluted earnings per share, as compared to a net loss applicable to common shares of $10.2 million or $0.88 per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $39.8 million for the three months ended September 30, 2010. This represents a decrease of $1.7 million, as compared to the prior period revenues of $41.5 million. This change, by segment, is a decrease in the commercial portfolio of $2.3 million and a decrease in the hotel portfolio of $0.7 million, offset by an increase in the apartment portfolio of $0.6 million and an increase in the land and other portfolio of $0.7 million. Within the apartment portfolio, there was an increase of $0.7 million due to the developed properties in the lease-up phase, offset by a $0.1 million decrease in the same property portfolio. Within the commercial portfolio the decrease was attributable to a $2.3 million decrease from the same properties due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $25.0 million for the three months ended September 30, 2010. This represents a decrease of $0.4 million, as compared to the prior period operating expenses of $25.4 million. This change, by segment, is a decrease in our commercial properties of $0.5 million and a decrease in our hotels of $0.3 million, offset by an increase in our land and other segments of $0.4 million. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel.

Depreciation and amortization expense was $7.6 million for the three months ended September 30, 2010. This represents an increase of $1.5 million, as compared to the prior period depreciation and amortization expense of $6.1 million. This change, by segment, is an increase in our apartment portfolio of $0.5 million and an increase in our land and other segments of $1.0 million. Within the apartment portfolio, $0.4 million was attributable to the developed properties and $0.1 million from the same properties. The increase within the land and other portfolios was due to a prior year adjustment recorded in 2009.

General and administrative expenses were $2.2 million for the three months ended September 30, 2010. This represents a decrease of $1.8 million, as compared to the prior period general and administrative expenses of $4.0 million. This change is due to a reduction in administrative expenses and cost reimbursements to our Advisor, in addition to reductions in professional services.

Other income (expense)

Interest income was $1.0 million for the three months ended September 30, 2010. This represents a decrease of $0.3 million, as compared to the prior period interest income of $1.3 million. The majority of this decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Other income was $0.6 million for the three months ended September 30, 2010. This represents an increase of $0.3 million, as compared to the prior period other income of $0.3 million. The majority of the increase was related to a fee for services rendered in connection with a sale of mineral rights, owned by a third party, in Poland.

Loss on land sales was $0.1 million for the three months ended September 30, 2010. This represents a decrease of $3.5 million as compared to the prior period gain of $3.4 million. The decrease was due to recording a loss of $1.2 million on the sale of 21.90 acres of land known as Pulaski land, offset by a gain of $0.6 million on the sale of 6.51 acres of land known as Hines Meridian land, a gain of $0.1 million on the sale of 9.78 acres of land known as Waco Swanson land and a gain of $0.1 million on the sale of .43 acres of land known as the McKinney 36 land. We also recorded an additional gain of $0.3 million on the sale of 3.02 acres of land known as West End land in the current period. In the prior period, a $3.4 million deferred gain from collection of two note receivables on sale of land in accordance with the provisions per ASC Topic 360-20 was recognized.

Included in discontinued operations are a total of 12 and 21 properties as of 2010 and 2009, respectively. Properties sold in 2010 have been reclassified to discontinued operations for the current and prior reporting periods. In 2010, we had one apartment complex held for sale (Island Bay), sold 10 apartment complexes (Baywalk, Chateau, Foxwood, Limestone Canyon, Limestone Ranch, Longfellow Arms, Mason Park, Sendero Ridge, Tivoli and Villager) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In 2009, we sold nine properties, which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre) and one townhouse. The gain on sale of the properties is also included in discontinued operations for those years. A summary of the discontinued operations is shown below (dollars in thousands):

	For the Three Months Ended September 30,
	2010	2009
Revenue
Rental	$1,231	$6,308
Property operations	984	3,185

	247	3,123
Expenses
Other income	50	71
Interest	(1,145)	(2,383)
General and administration	(49)	(3)
Litagation settlement	(3)	(1)
Depreciation	(161)	(1,082)

	(1,308)	(3,398)

Net income from discontinued operations before gains on sale of real estate, taxes, and fees	(1,061)	(275)
Gain on sale of discontinued operations	6,619	3,209

Income from discontinued operations before tax	5,558	2,934

Tax expense	(1,945)	(1,027)

Income from discontinued operations	$3,613	$1,907

Comparison of the nine months ended September 30, 2010 as compared to the same period ended 2009

For the nine months ended September 30, 2010, we reported a net loss applicable to common shares of $36.5 million or $3.17 per diluted earnings per share, as compared to a net loss applicable to common shares of $46.3 million or $4.02 per diluted earnings per share for the same period ended 2009.

Revenues

Rental and other property revenues were $122.7 million for the nine months ended September 30, 2010. This represents a decrease of $2.9 million, as compared to the prior period revenues of $125.6 million. This change, by segment, is a decrease in the commercial portfolio of $4.8 million and a decrease in the hotel portfolio of $2.3 million, offset by an increase in the apartment portfolio of $4.0 million and an increase in the land and other portfolio of $0.2 million. Within the commercial portfolio, the $4.8 million decrease from the same properties was due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. Within the apartment portfolio, there was an increase of $2.7 million due to the developed properties in the lease-up phase and an increase of $1.3 million in the same property portfolio. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $76.1 million for the nine months ended September 30, 2010. This represents an increase of $2.7 million, as compared to the prior period operating expenses of $73.4 million. This change, by segment, is an increase in our apartment portfolio of $0.8 million and an increase in our land portfolio of $3.2 million, offset by a decrease in our commercial properties of $0.2 million and a decrease in our hotels of $1.1 million. Within the apartment portfolio, the same apartment properties decreased $0.2 million due to a decrease in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $1.0 million. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel. The increase within the land and other portfolios was primarily due to an adjustment to correct over accrual of 2008 real estate property taxes recorded in the prior period, resulting in lower operating expenses. In the current period, we incurred additional real estate tax penalties and interest that we did not incur in the prior period.

Depreciation expense was $22.5 million for the nine months ended September 30, 2010. This represents an increase of $2.3 million, as compared to the prior period depreciation expense of $20.2 million. This change, by segment, is an increase in our apartment portfolio of $1.5 million and an increase in our land and other segments of $1.0 million. Within the apartment portfolio, $1.3 million was attributable to the developed properties and $0.2 million from the same properties. The increase within the land and other portfolios was due to a prior year adjustment recorded in 2009.

General and administrative expenses were $9.7 million for the nine months ended September 30, 2010. This represents a decrease of $2.2 million, as compared to the prior period general and administrative expenses of $9.7 million. This change is due to a reduction in administrative expenses and cost reimbursements to our Advisor, in addition to reductions in professional services.

Other income (expense)

Other income was $2.5 million for the nine months ended September 30, 2010. This represents a decrease of $1.6 million, as compared to the prior period other income of $4.1 million. The majority of the decrease was due to $2.8 million recorded, in the prior period, as a gain on the disposition of our investment in the Korean REIT, offset by a fee for services rendered in connection with a sale of mineral rights, owned by a third party, in Poland.

Provision on impairment of notes receivable, investments in real estate partnerships, and real estate assets decreased by $30.6 million as compared to the prior period. There were no impairment reserves taken in the current period. Impairment in the prior period was recorded as an additional loss of $1.8 million in the commercial portfolio, $19.1 million in land we currently hold and $9.7 million in land that was sold for a loss in subsequent periods.

Loss on land sales was $4.2 million for the nine months ended September 30, 2010. This represents a decrease of $15.8 million as compared to the prior period gain of $11.6 million. The decrease was due to recording a loss of $5.2 million on the sale of 16.79 acres of land known as Ewing 8 land, a loss of $1.2 million on the sale of 21.9 acres of land known as Pulaski land, offset by a gain of $1.1 million on the sale of 6.77 acres of land known as McKinney Corners II land, a gain of $0.6 million on the sale of 6.51 acres of land known as Hines Meridian land, a gain of $0.1 million on the sale of 9.78 acres of land known as the Waco Swanson land, and a gain of $0.1 million on the sale of .43 acres of land known as the McKinney 36 land. We also recorded an additional gain of $0.3 million on the sale of 3.02 acres of land known as West End land in the current period. In the prior period, we sold 3.02 acres of land known as West End land for a gain $4.7 million, sold 3.13 acres of Verandas at City View land for a gain of $0.7 million, sold 3.96 acres of land known as Teleport land for a gain of $0.4 million, sold interest in Southwood land for a gain of $0.5 million, sold .91 acres of land known as JHL Connell land for a gain of $0.4 million and sold 8.23 acres of land known as Leone land for a gain of $1.5 million. In the prior period, a $3.4 million deferred gain from collection of two note receivables on sale of land in accordance with the provisions per ASC Topic 360-20 was recognized.

Included in discontinued operations are a total of 12 and 21 properties as of 2010 and 2009, respectively. Properties sold in 2010 have been reclassified to discontinued operations for the current and prior reporting periods. In 2010, we had one apartment complex held for sale (Island Bay), sold 10 apartment complexes (Baywalk, Chateau, Foxwood, Limestone Canyon, Limestone Ranch, Longfellow Arms, Mason Park, Sendero Ridge, Tivoli and Villager) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In 2009, we sold nine properties, which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre) and one townhouse. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The gain on sale of the properties is also included in discontinued operations for those years. A summary of the discontinued operations is shown below (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	2009
Revenue
Rental	$6,876	$17,194
Property operations	3,931	9,700

	2,945	7,494
Expenses
Other income	50	87
Interest	(3,068)	(6,473)
General and administration	(81)	(130)
Litagation settlement	(4)	(17)
Depreciation	(836)	(3,024)

	(3,939)	(9,557)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(994)	(2,063)
Gain on sale of discontinued operations	12,279	10,141

Income from discontinued operations before tax	11,285	8,078

Tax expense	(3,950)	(2,827)

Income from discontinued operations	$7,335	$5,251

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2010	2009	Variance
Net cash provided by (used in) operating activities	$14,125	$(36,514)	$50,639
Net cash provided by investing activities	$97,241	$19,803	$77,438
Net cash provided by (used in) financing activities	$(109,542)	$12,494	$(122,036)

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees and land holding costs. Our primary source of cash from operating activities is rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. In addition, we had an increase in accounts payable related to our resort community development project in Germany.

Our cash from investing activities increased $77.4 million, as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period and less cash used for the construction and development of new properties than in the prior period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

Our cash used in financing activities consists of payments on recurring debt obligations and maturing notes payable, offset by proceeds from refinancing current mortgages. There was an increase in cash used in financing activities due to payoff or assumption of debt related to the sales of income producing properties and land in the current period.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes in the first nine months of 2010 without the use of prior year net operating losses and a loss in 2009; therefore, it recorded no provision for income taxes.

At September 30, 2010, ARL had a net deferred tax asset of $107.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2010, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$376,063	5.56%	$3,761

Total decrease in ARL’s annual net income			3,761

Per share			$0.33

ITEM 4T.	CONTROLS AND PROCEDURES

Based on an evaluation by our management (with the participation of our Principal Executive Officer and Principal Financial Officer), as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth a summary by month for the quarter for repurchases made, and the specified number of shares that may yet be repurchased under the repurchase program as specified below:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at June 30, 2010			945,965	54,035
July 31, 2010	14,820	$7.87	960,785	39,215
August 31, 2010	1,676	$7.92	962,461	287,539
September 30, 2010	5,565	$8.12	968,026	281,974

Total	22,061

(1)	On August 10, 2010 the ARL Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,250,000 shares of our common stock. This repurchase program has no termination date.

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 12, 2010	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2010

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