Form 10-K
period 2010-12-31
AMERICAN REALTY INVESTORS INC
filed 2011-03-31
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $12,418,134 based upon a total of 1,533,103 shares held as of June 30, 2010 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2011, there were 11,874,138 shares of common stock outstanding.

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

General

As used herein, the terms “ARL,” “the Company,” “We,” “Our,” or “Us” refer to American Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries. ARL is a “C” corporation for U.S. federal income tax purposes. ARL was organized in 1999. In August 2000, the Company acquired American Realty Trust, Inc., a Georgia corporation (“ART”) and National Realty L.P.; a Delaware limited partnership (“NRLP”). ART was the successor to a District of Columbia business trust organized in 1961. The business trust was merged into ART in 1988. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “NYSE: ARL”. Approximately 86.6% of ARL’s stock is owned by affiliated entities. ARL subsidiaries own approximately 83.3% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange under the symbol (“NYSE:TCI”). ARL has consolidated TCI’s accounts and operations since March 2003.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding. In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constitutes approximately 85.2% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange under the symbol “IOT”.

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

ARL’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOT. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOT. The officers of ARL also serve as officers of TCI, IOT and Prime.

ARL’s contractual advisor is Prime, the sole member of which is Prime Income Asset Management, Inc. a Nevada corporation (“PIAMI”) which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for ARL’s benefit, debt and equity financing with third party lenders and investors. Prime also serves as advisor to TCI and IOT. As the contractual advisor, Prime is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. ARL has no employees. Employees of Prime render services to ARL in accordance with the terms of the Advisory Agreement.

Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provides management services for our commercial properties. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. Regis Hotel I, LLC, another Prime affiliate, manages the Company’s hotel investments. ARL engages third party companies to lease and manage its apartment properties. Triad receives a fee for its property management services. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management”.

Our primary business is the acquisition, development and ownership of income-producing residential, hotel and commercial real estate properties. In addition, ARL opportunistically acquires land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies; leasing trade show and exhibit space to temporary as well as long-term tenants; and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2010, our income-producing properties consisted of:

•

30 commercial properties totaling 5.7 million rentable square feet, consisting of 19 office buildings, six commercial warehouses, four retail properties, and a 344,975 square foot trade show and exhibit hall;

•	Five hotels comprising 808 rooms;

•	47 apartment communities totaling 8,525 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2010:

	Apartments		Commercial		Hotels
Location	No.	Units	No.	SF	No.	Rooms
Greater Dallas-Ft Worth, TX	19	3,876	16	2,865,716
Greater Houston, TX	3	656
San Antonio, TX	2	468
Temple, TX	2	452
Other Texas	5	1,053
Mississippi	6	328	1	26,000
Arkansas	4	580
Tennessee	2	312
Baton Rouge, LA	1	160
Kansas	1	320
Ohio	1	200
New Orleans, LA			5	1,357,475
Alaska			1	20,715
Florida	1	120	1	6,722
Illinois			1	306,609
Indiana			1	220,461
Michigan			1	179,741
Oklahoma			1	225,566
Wisconsin			1	122,205
California					4	647
Colorado			1	344,975	1	161

Total	47	8,525	30	5,676,185	5	808

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

We partner with various third-party development companies to construct residential apartment communities. We are currently involved in the construction of five apartment complexes. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2010, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date(1)	Total Projected Costs(1)
Blue Ridge	Midland, TX	290	$18,454	$27,570
Lodge at Pecan Creek	Denton, TX	192	3,611	18,887
Parc at Denham Springs	Denham Springs, LA	224	17,034	22,142
Sonoma Court	Rockwall, TX	124	4,004	12,587
Toulon	Gautier, MS	240	7,015	27,488

Total		1,070	$50,118	$108,674

(1)	Costs include construction hard costs, construction soft costs and loan borrowing costs.

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

At December 31, 2010, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Capital City Center	Jackson, MS	2007-2008	8	$13,455	Mixed use
Kaufman County Multi-Tracts	Kaufman County, TX	2000-2008	2,831	11,886	Single-family residential
Las Colinas Multi-Tracts	Irving, TX	1995-2006	221	13,714	Commercial
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,367	Single-family residential
Meloy Portage	Kent, OH	2004	53	5,119	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	224	28,543	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	918	112,034	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	887	29,297	Multi-family residential
Port Olpenitz	Kappeln, Germany	2008	420	31,526	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,780	Multi-family residential
Valley Ranch Multi-Tracts	Irving, TX	2004	27	5,826	Commercial
Waco Multi-Tracts	Waco, TX	2005-2006	492	4,831	Single-family residential
Windmill Farms	Kaufman County, TX	2008	3,287	47,522	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	76	53,747	Mixed use
Subtotal			9,566	376,647
Other land holdings	Various	1990-2008	825	53,747	Various

Total land holdings			10,391	$430,394

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2010 are discussed below:

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas, for $2.2 million. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender, and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.0% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge Apartments, 290-unit complex. The note accrues interest at 5.37%, payable monthly at interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On March 17, 2010, we sold our membership in IGCH Villager Associates, Ltd. to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $1.5 million. This entity owns the Villager Apartments, a 33-unit complex located in Fort Walton Beach, Florida, We received $0.8 million in cash, and the buyer assumed the existing mortgage of $0.7 million secured by the property. The project was sold to a related party; therefore, the gain of $0.4 million was deferred and will be recorded upon sale to a third party.

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

On March 30, 2010, we refinanced the existing mortgage on Spyglass apartments, a 256-unit complex located in Mansfield, Texas, for a new mortgage of $15.8 million. We paid off the existing mortgage of $15.5 million and $0.4 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 37-year amortization schedule, maturing on April 1, 2047.

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

On April 15, 2010, we sold 6.77 acres of land known as McKinney Corners II land located in McKinney, Texas for a sales price of $1.6 million. We paid off the existing debt of $1.4 million and closing costs. We recorded a gain of $1.1 million on the sale of the land parcel.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property. The property was sold to a related party; therefore, the gain of $5.8 million was deferred. The deferred gain was recognized in June 2010, upon sale of the property to a third party.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit complex located in Longview, Texas. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

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

On May 13, 2010, a construction loan with a commercial lender in the amount of $17.0 million was taken out to fund the development of the Toulon Apartments, a 240-unit complex located in Gautier, Mississippi. The loan accrues interest at 5.37% payable monthly as interest only, until December 1, 2011. Thereafter payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On May 28, 2010, a loan with a commercial lender in the amount of $3.7 million was taken out to fund real estate property taxes. The loan accrues at 12.5%, payable monthly as interest only, until July 1, 2012. Thereafter, payments of interest and principal are due monthly based upon an 8-year amortization schedule, maturing on June 1, 2020.

On June 16, 2010, we sold the Chateau apartments, a 115-unit complex located in Bellevue, Nebraska, to One Realco Retail, Inc. and TCI Woodsong, Inc., both related parties under common control, for a sales price of $2.9 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. The property was sold to a related party; therefore, the gain of $2.4 million was deferred. The deferred gain was recognized in July 2010, upon sale of the property to a third party.

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

On July 30, 2010, we purchased 8.91 acres of Sonoma Court land located in Rockwall, Texas, for $0.9 million. This land was purchased for the development of Sonoma Court apartments, a 124-unit apartment complex. We financed the transaction with a $0.9 million draw on a construction loan with a commercial lender.

On July 30, 2010, a construction loan with a commercial lender in the amount of $11.2 million was obtained to fund the development of the Sonoma Court apartments, a 124-unit complex located in Rockwall, Texas. The loan accrues interest at 5.35%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas, to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

The Company had a 14.8% limited partner interest in a partnership that owned a 131-unit apartment complex known as Quail Oaks apartments, located in Balch Springs, Texas. The partnership was consolidated in accordance with ASC 810, whereby we determined that we were a primary beneficiary. On August 3, 2010 the partnership transferred ownership of the property to the existing lender and the result was a gain of $1.8 million.

On August 4, 2010, we sold 6.51 acres of land known as Hines Meridian land located in Irving, Texas for a sales price of $2.0 million. We received $0.4 million in cash, after paying in full the existing debt of $0.9 million and providing seller financing of $0.5 million. The note accrues interest at 8.0% and is payable at maturity on August 11, 2011. We recorded a gain of $0.6 million on the sale of the land parcel.

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

On August 30, 2010, we sold the Mason Park apartments, a 312-unit complex located in Katy, Texas, for a sales price of $22.9 million. We recorded a gain of $0.3 million on the sale of the apartment.

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

On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $8.3 million. This entity owns a 122,205 square foot retail center known as Bridgeview Plaza located in La Crosse, Wisconsin. We provided $2.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $6.2 million, secured by the property, but did not assume the obligation of our guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On September 21, 2010, we sold our investment in Thornwood Apartments, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $6.7 million. This entity owns 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas. We provided $1.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $5.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in EQK Windmill Farms, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $64.5 million. This entity owns 2,957.95 acres of land known as Windmill Farms land located in Kaufman County, Texas. We provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $30.7 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 28, 2010, we sold the Baywalk apartments, a 192-unit complex located in Galveston, Texas for a sales price of $8.6 million. We recorded a gain of $1.8 million on the sale of the apartment.

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, We remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by us as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 4, 2015.

On October 5, 2010, we sold the Island Bay apartments, a 458-unit complex located in Galveston, Texas, for a sales price of $15.0 million. The existing mortgage of $14.0 million is secured by the property. Ownership of the property transferred to the existing lender and the result was a gain of $4.1 million.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided $6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Austin, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million due to us. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On November 3, 2010, we sold 8.0 acres of land known as Alliance Hickman land located in Tarrant County, Texas, for a sales price of $1.3 million. The existing loan of $0.7 million, secured by the property, was paid off at close. We recorded a gain of $0.2 million on the land parcel.

On November 30, 2010, we sold the Kingsland Ranch apartments, a 398-unit complex located in Katy, Texas for a sales price of $29.3 million. We recorded a gain of $4.2 million on the apartment sale.

On November 30, 2010, we refinanced the existing mortgage on Dakota Arms apartments, a 208-unit complex located in Lubbock, Texas, for a new mortgage of $12.5 million. We paid down the existing debt of $12.0 million and $0.5 million in closing costs. The note accrues interest at 4.28% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on River Oaks apartments, a 180-unit complex located in Wylie, Texas, for a new mortgage of $9.9 million. We paid down the existing debt of $9.4 million and $0.5 million in closing costs. The note accrues interest at 3.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on Wildflower Villas apartments, a 220-unit complex located in Temple, Texas, for a new mortgage of $13.9 million. We paid down the existing debt of $13.4 million and $0.5 million in closing costs. The note accrues interest at 4.27% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On December 23, 2010, ARL sold 34 properties, which consisted of six commercial buildings comprising an aggregate of 1.4 million square feet, approximately 3,683 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $229.2 million. The buyer assumed the existing mortgages of $174.1 million secured by the properties and we provided $55.1 million in seller financing notes with a five-year note term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 23, 2010, we sold Cooley Building, a 27,041 office building located in Dallas, Texas, to ABCLD Properties, LLC and ABCLD Income, LLC, both related parties under common control, for a sales price of $2.8 million. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 30, 2010, we sold 51.71 acres of land known as Alliance Centurion 52 land located in Tarrant County, Texas, for a sales price of $2.0 million. The existing loan of $2.0 million, secured by the property, was paid off at close. We recorded a loss of $0.7 million on the land parcel.

On December 30, 2010, we sold a parking garage known as 217 Rampart located in New Orleans, Louisiana, for a sales price of $0.5 million. The existing loan of $0.4 million, secured by the property, was paid off at close. We recorded a loss of $1.7 million on the sale of the parking garage.

On December 30, 2010, we refinanced the existing mortgage on Windsong apartments, a 188-unit complex located in Fort Worth, Texas, for a new mortgage of $10.7 million. We paid down the existing debt of $10.3 million and $0.4 million in closing costs. The note accrues interest at 4.25% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on January 1, 2051.

On December 31, 2010, we sold 4.3 acres of land known as Grapevine Vineyards land located in Grapevine, Texas, to ART Westwood FL, Inc., a related party under common control, for a sales price of $0.9 million. We recorded a loss on sale of $263,000.

On December 31, 2010, we sold 2.6 acres of land known as Grapevine Vineyards II land located in Grapevine, Texas, to ART Westwood Fl, Inc., a related party under common control, for a sales price of $1.5 million. We recorded a loss on sale of $30,000.

On December 31, 2010, we sold 5.6 acres of land known as Nashville land located in Nashville, Tennessee and 0.7 acres of land known as Kelly Lots land located in Farmers Branch, Texas, to First Equity Properties, Inc., a related party under common control, for a sales price of $0.3 million. There was no gain or loss recorded on this sale.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

We continue to invest in the development of apartments and various projects. During the twelve months ended December 31, 2010, we have expended $50.0 million on construction and development and capitalized $6.2 million of interest costs.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, the officers and directors of ARL serve as officers and directors of TCI and IOT. TCI and IOT have business objectives similar to those of ARL. ARL’s officers and directors owe fiduciary duties to both IOT and TCI as well as to ARL under applicable law. In determining whether a particular investment opportunity will be allocated to ARL, IOT, or TCI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

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

Available Information

ARL maintains an Internet site at http://www.amrealtytrust.com. Available through the website, free of charge, are Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, we have posted the charters for the Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as the Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on the website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

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

Our properties are located principally in specific geographic areas in the southwestern, southeastern, and mid-western United States. The Company’s overall performance is largely dependent on economic conditions in those regions.

We are leveraged and may not be able to meet our debt service obligations.

We had total indebtedness at December 31, 2010 of approximately $1.3 billion. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

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

We anticipate only a small portion of the principal of our debt will be repaid prior to maturity. Therefore, we are likely to refinance a portion of our outstanding debt as it matures. There is a risk that we may not be able to refinance existing debt or the terms of any refinancing will not be as favorable as the terms of the maturing debt. If principal balances due at maturity cannot be refinanced, extended, or repaid with proceeds from other sources, such as the proceeds of sales of assets or new equity capital, cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due.

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

Construction costs are funded in large part through construction financing, which the Company may guarantee. The Company’s obligation to pay interest on this financing continues until the rental project is completed, leased-up and permanent financing is obtained, or the for sale project is sold, or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

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

We intend to devote resources to the development of new projects.

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

•	we may abandon a project after spending time and money determining its feasibility;

•	construction costs may materially exceed original estimates;

•	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

•	we may not be able to obtain financing on favorable terms for development of a property, if at all;

•	we may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs; and

•	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

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

On December 31, 2010, our portfolio consisted of 82 income producing properties consisting of 47 apartments, 30 commercial properties, and five hotels. The apartments have a total of 8,525 units. The commercial properties consist of 19 office buildings, six industrial warehouses, four shopping centers, and one merchandise mart which is 344,975 square feet. The five hotels have a total of 808 rooms. The average dollar per square foot for the Company’s apartment/residential portfolio is $8.93 and $11.96 for the commercial portfolio. In addition, we own or control 10,391 acres of improved and unimproved land held for future development or sale. The table below shows information relating to those properties.

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.80%
Blue Lake Villas I	Waxahachie, TX	186	94.10%
Blue Lake Villas II	Waxahachie, TX	70	98.60%
Breakwater Bay	Beaumont, TX	176	90.30%
Bridgewood Ranch	Kaufman, TX	106	97.20%
Capitol Hill	Little Rock, AR	156	92.30%
Curtis Moore Estates	Greenwood, MS	104	91.30%
Dakota Arms	Lubbock, TX	208	94.70%
David Jordan Phase II	Greenwood, MS	32	96.90%
David Jordan Phase III	Greenwood, MS	40	95.00%
Desoto Ranch	DeSoto, TX	248	91.10%
Dorado Ranch	Odessa, TX	224	99.10%
Falcon Lakes	Arlington, TX	248	94.40%
Heather Creek	Mesquite, TX	200	95.50%
Huntington Ridge	DeSoto, TX	198	94.40%
Laguna Vista	Dallas, TX	206	91.70%
Lake Forest	Houston, TX	240	94.20%
Legends of El Paso	El Paso, TX	240	99.20%
Mansions of Mansfield	Mansfield, TX	208	95.70%
Mariposa Villas	Dallas, TX	216	98.60%
Mission Oaks	San Antonio, TX	228	93.90%
Monticello Estate	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	96.50%
Paramount Terrace	Amarillo. TX	181	90.10%
Parc at Clarksville	Clarksville, TN	168	83.90%
Parc at Maumelle	Little Rock, AR	240	94.60%
Parc at Metro Center	Nashville, TN	144	93.80%
Parc at Rogers	Rogers, AR	152	94.40%
Pecan Pointe	Temple, TX	232	93.50%
Portofino	Farmers Branch, TX	224	93.80%
Preserve at Pecan Creek	Denton, TX	192	96.90%
Quail Hollow	Holland, OH	200	99.50%
River Oaks	Wylie, TX	180	94.40%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	93.10%
Savoy of Garland	Garland, TX	144	96.50%
Spyglass	Mansfield, TX	256	94.90%
Stonebridge at City Park	Houston, TX	240	94.60%
Sugar Mill	Baton Rouge, LA	160	97.50%
Treehouse	Irving, TX	160	95.00%
Verandas at City View	Fort Worth, TX	314	94.90%
Vistas of Pinnacle Park	Dallas, TX	332	89.20%
Vistas of Vance Jackson	San Antonio, TX	240	97.50%
Westwood	Mary Esther, FL	120	91.70%
Whispering Pines	Topeka, KS	320	91.60%
Wildflower Villas	Temple, TX	220	90.00%
Windsong	Fort Worth, TX	188	93.60%

	Total Apartment Units	8,525

PROPERTIES (cont’d)

Office Buildings	Location	SqFt	Occupancy
225 Baronne	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	35.18%
600 Las Colinas	Las Colinas, TX	510,841	67.60%
Browning Place (Park West I)	Farmers Branch, TX	627,312	62.49%
Ergon Office Building	Jackson, MS	26,000	0.00%
Fruitland Plaza	Fruitland Park, FL	6,722	100.00%
One Hickory Center	Farmers Branch, TX	97,361	95.95%
Sesame Square	Anchorage, AK	20,715	81.02%
Stanford Center	Dallas, TX	336,910	100.00%
Two Hickory Center	Farmers Branch, TX	97,117	75.40%

	Total Office Buildings	2,182,096

Industrial Warehouses	Location	SqFt	Occupancy
Addison Hanger I	Addison, TX	25,102	100.00%
Addison Hanger II	Addison, TX	24,000	30.00%
Alpenloan	Dallas, TX	28,594	22.54%
Clark Garage	New Orleans, LA	6,869	34.44%
Senlac (VHP)	Farmers Branch, TX	2,812	0.00%

	Total Industrial Warehouses	87,377

Shopping Centers	Location	SqFt	Occupancy
Cross County Mall	Matoon, IL	306,609	79.31%

	Total Shopping Centers	306,609

Merchandise Mart	Location	SqFt	Occupancy
Denver Merchandise Mart	Denver, CO	344,975	73.82%

		344,975

PROPERTIES (cont’d)

Hotels Subject to Sales Contract	Location	Rooms	Average Occupancy Rate	Average Room Rate	Total Revenues/ Total Available Rooms
Inn at the Mart (Comfort Inn)	Denver, CO	161	48.08%	$71.46	$34.90
Piccadilly—Airport	Fresno, CA	185	34.62%	82.41	48.12
Piccadilly—Chateau	Fresno, CA	78	36.30%	73.77	26.91
Piccadilly—Shaw	Fresno, CA	194	37.90%	86.29	42.31
Piccadilly—University	Fresno, CA	190	31.66%	75.40	34.81

	Total Hotels Subject to Sales Contract	808	37.71%	$78.36	$48.02

Office Buildings Subject to Sales Contract	Location	SqFt	Occupancy
1010 Common	New Orleans, LA	512,593	73.89%
Amoco Building	New Orleans, LA	378,895	72.38%
Cooley Building	Farmers Branch, TX	27,000	69.44%
Eton Square	Tulsa, OK	225,566	70.35%
Fenton Center (Park West II)	Farmers Branch, TX	696,458	58.46%
Parkway North	Dallas, TX	69,009	70.93%
Signature Building	Dallas, TX	58,910	0.00%
Teleport	Irving, TX	6,833	0.00%
Westgrove Air Plaza	Addison, TX	79,652	70.32%

Total Office Buildings Subject to Sales Contract		2,054,916

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	0.00%

Total Industrial Warehouses Subject to Sales Contract		177,805

Shopping Centers Subject to Sales Contract	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	89.28%
Dunes Plaza	Michigan City, IN	220,461	26.62%
Willowbrook Village	Coldwater, MI	179,741	81.25%

Total Shopping Centers Subject to Sales Contract		522,407

Lease Expiration by Year

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2011	614,517	$10,199,994	$16.60	10.8%	19.6%
2012	634,715	11,047,492	17.41	11.2%	21.2%
2013	730,092	9,280,010	12.71	12.9%	17.8%
2014	383,171	4,861,940	12.69	6.8%	9.3%
2015	340,088	4,265,600	12.54	6.0%	8.2%
2016	128,521	2,314,366	18.01	2.3%	4.4%
2017	349,278	6,332,813	18.13	6.2%	12.2%
2018	42,042	841,566	20.02	0.7%	1.6%
2019	109,507	2,326,247	21.24	1.9%	4.5%
2020	—	—	—	0.0%	0.0%
Thereafter	44,167	574,106	13.00	0.8%	1.2%

Total	3,376,098	$52,044,134		59.6%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2010 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

Land	Location	Acres
1013 Common St	New Orleans, LA	0.41
Alliance Airport	Tarrant County, TX	12.70
Audubon	Adams County, MS	48.20
Backlick Land	Springfield, VA	4.00
Cooks Lane Land	Fort Worth, TX	23.24
Copperridge	Dallas, TX	3.90
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Coonrod	Denton, TX	82.80
Desoto Ranch	Desoto, TX	8.02
Dunes Plaza Vacant Land	Michigan City, IN	14.62
Elm Fork Land	Denton County, TX	35.84
Folsom Land	Dallas, TX	36.38
Galleria East Center Retail	Dallas, TX	15.00
Galleria West Hotel	Dallas, TX	1.97
Galleria West Lofts	Dallas, TX	7.19
Gautier Land	Gautier, MS	40.06
GNB Land	Farmers Branch, TX	45.00
Hollywood Casino Land Tract II	Farmers Branch, TX	13.85
Hunter Equities Land	Dallas, TX	2.56
Jackson Capital City Center	Jackson, MS	7.95
Keller Springs Lofts	Addison, TX	7.40

LAND (cont’d)

Land	Location	Acres
Kinwest Manor	Irving, TX	7.98
LaDue Land	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lamar/Palmer Land	Austin, TX	17.07
Las Colinas Station	Las Colinas, TX	10.08
Las Colinas Village	Las Colinas, TX	16.81
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Luna Ventures	Farmers Branch, TX	26.74
Manhattan Land	Farmers Branch, TX	108.90
Mansfield Land	Mansfield, TX	21.89
McKinney 36	Collin County, TX	34.05
McKinney Ranch Land	McKinney,TX	169.74
Meloy/Portage Land	Kent, OH	52.95
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Palmer Lane (Las Praderas)	Austin, TX	367.43
Pioneer Crossing Tract I	Austin, TX	303.32
Pioneer Crossing Tract II	Austin, TX	38.54
Polo Estates At Bent Tree	Dallas, TX	5.87
Port Olpenitz GmbH	Kappelin, Germany	420.00
Seminary West Land	Fort Worth, TX	3.03
Senlac Land Tract II	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Sisikiyou County Land	Siskiyou County, CA	20.70
Southwood Plantation 1394	Tallahassee, FL	14.52
Texas Plaza Land	Irving, TX	10.33
Travelers Land	Farmers Branch, TX	193.17
Travis Ranch Land	Kaufman County, TX	10.00
Travis Ranch Retail	Kaufman County, TX	14.93
Union Pacific Railroad Land	Dallas, TX	0.04
US Virgin Islands Land	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151 Land	Waco,TX	151.40
Waco Swanson	Waco, TX	340.65
Walker Land	Dallas County, TX	82.59
Walker Land (Flood Plain)	Dallas County, TX	48.62
Willowick Land	Pensacola, TX	39.78

	Total Land/Development	3,158.91

Land Subject to Sales Contract	Location	Acres
Ackerley Land	Dallas, TX	1.31
Archon Land	Irving, TX	29.07
Bonneau Land	Dallas County, TX	8.39
Centura Land	Dallas, TX	10.08
Chase Oaks Land	Plano, TX	6.54
Creekside	Fort Worth, TX	30.07
Crowley	Fort Worth, TX	24.90
Dalho	Farmers Branch, TX	2.89
Diplomat Drive	Farmers Branch, TX	11.65
Dominion Tract	Dallas, TX	10.59
Eagle Crest	Dallas, TX	18.60
Fortune Drive	Irving, TX	14.44
Hollywood Casino Land Tract I	Farmers Branch, TX	18.56
HSM Cummings	Farmers Branch, TX	6.11
JHL Connell	Carrollton, TX	2.11
Kaufman—Adams	Kaufman County, TX	193.73
Kaufman—Bridgewood	Kaufman County, TX	5.04
Kaufman—Cogen Land	Forney, TX	2,567.00
Kaufman—Stagliano	Forney, TX	34.80
Kaufman—Taylor	Forney, TX	31.00
Keenan Bridge Land	Farmers Branch, TX	7.36
Lacy Longhorn Land	Farmers Branch, TX	17.12
Las Colinas—Walnut Hill	Las Colinas, TX	1.58
LCLLP (Kinwest/Hackberry)	Las Colinas, TX	41.19
Limestone Canyon II	Austin, TX	9.96
Marine Creek	Fort Worth, TX	44.17
McKinney Ranch Land	McKinney,TX	20.85
Pac Trust Land	Farmers Branch, TX	7.07
Pantaze Land	Dallas, TX	6.00
Payne Land	Las Colinas, TX	149.70
Pioneer Crossing Tract I	Austin, TX	97.28
Ridgepoint Drive	Irving, TX	0.60
Senlac Land Tract I	Farmers Branch, TX	3.98
Stanley Tools	Farmers Branch, TX	23.76
Temple Land	Temple, TX	10.69
Thompson Land I	Farmers Branch, TX	3.99
Thompson Land II	Farmers Branch, TX	3.32
Three Hickory	Dallas, TX	6.64
Tomlin Land	Farmers Branch, TX	9.20
Valley Ranch Land	Irving, TX	26.91
Valley View (Hutton/Senlac)	Farmers Branch, TX	2.42
Valwood	Dallas, TX	257.05
Whorton Land	Bentonville, AR	79.70
Wilmer 88	Dallas, TX	87.60
Windmill Farms—Harlan Land	Kaufman County, TX	245.95
Windmill Farms I	Kaufman County, TX	3,041.05

	Total Land Subject to Sales Contract	7,232.01

ITEM 3.	LEGAL PROCEEDINGS

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

The Annual Meeting of Stockholders was held on September 16, 2010, at which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). There was no solicitation in opposition to management’s nominees listed in the Proxy Statement, all of which were elected. At the annual meeting, stockholders were asked to consider and vote upon the election of Directors and the ratification of the selection of the independent public accountants for ARL for the fiscal year ending December 31, 2010. With respect to each nominee for election as a director, the following table sets forth the number of votes cast for or withheld:

	Shares Voting
Director	For	Withheld Authority
Henry A. Butler	9,886,192	24,833
Sharon Hunt	9,887,143	23,882
Robert A. Jakuszewski	9,880,304	30,721
Ted R. Munselle	9,887,123	23,902

There were no abstentions or broker non-votes on the election of Directors. With respect to the ratification of the appointment of Farmer, Fuqua & Huff, P.C. as independent auditors of the Company for the fiscal year ending December 31, 2010, and any interim period, at least 9,897,747 votes were received in favor of such proposal, 4,590 votes were received against such proposal, and 8,688 votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARL’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange:

	2010		2009
	High	Low	High	Low
First Quarter	$11.64	$8.50	$11.25	$8.46
Second Quarter	$8.95	$7.59	$12.00	$9.62
Third Quarter	$9.33	$7.71	$14.06	$10.12
Fourth Quarter	$8.99	$6.81	$13.02	$8.27

On March 25, 2011, the closing market price of ARL’s common stock on the New York Stock Exchange was $3.04 per share, and was held by approximately 3,000 stockholders of record.

Performance Graph

The following graph compares the cumulative total stockholder return on ARL’s shares of common stock with the Dow Jones Industrial Average (“Dow Jones Industrial”) and the Dow Jones Real Estate Investment Index (“Dow Jones Real Estate”). The comparison assumes that $100 was invested on December 31, 2005 in shares of common stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/05 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
American Realty Investors Inc.	$100.00	$98.13	$122.19	$111.60	$152.74	$99.13
Dow Jones Industrial	$100.00	$116.29	$123.77	$81.89	$97.30	$108.02
Dow Jones Real Estate	$100.00	$133.15	$106.72	$63.46	$78.27	$95.38

ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2010, 2009 or 2008. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2010, 3,389,546 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly-owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Under ARL’s Amended Articles of Incorporation, 231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2010, 1,505,731 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. After December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At March 5, 2011, no shares of Series C Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $0.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. At March 5, 2011, no shares of Series D Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 5, 2011, no Series E Preferred Stock was outstanding.

As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 5, 2011.

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. The following table sets forth information regarding purchases made by ARL of shares of ARL common stock on a monthly basis during the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2010			968,026	281,974
October 31, 2010	8,392	$8.02	976,418	273,582
November 30, 2010	307	$7.60	976,725	273,275
December 31, 2010	1,525	$8.17	978,250	271,750

Total	10,224

ITEM 6.	SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$157,030	$161,863	$150,645	$144,378	$137,418
Total operating expenses	214,945	196,426	163,816	146,546	134,906

Operating income (loss)	(57,915)	(34,563)	(13,171)	(2,168)	2,512
Other expenses	(61,159)	(65,793)	(67,280)	(33,404)	(34,419)

Loss before gain on land sales, non-controlling interest, and income taxes	(119,074)	(100,356)	(80,451)	(35,572)	(31,907)
Gain (loss) on land sales	(10,103)	11,605	5,584	20,468	23,973
Income tax benefit	8,456	2,132	35,575	15,511	6,972

Net income (loss) from continuing operations	(120,721)	(86,619)	(39,292)	407	(962)

Net income from discontinuing operations, net of non-controlling interest	14,526	3,960	66,261	28,807	13,356

Net income (loss)	(106,195)	(82,659)	26,969	29,214	12,394
Net (income) loss attributable to non-controlling interest	11,448	12,518	(4,335)	(2,652)	672

Net income (loss) attributable to American Realty Investors, Inc.	(94,747)	(70,141)	22,634	26,562	13,066
Preferred dividend requirement	(2,488)	(2,488)	(2,487)	(2,490)	(2,491)

Net income (loss) applicable to common shares	$(97,235)	$(72,629)	$20,147	$24,072	$10,575

PER SHARE DATA
Earnings per share—basic
Loss from continuing operations	$(9.75)	$(6.65)	$(4.13)	$(0.43)	$(0.26)
Income from discontinued operations	1.27	0.34	5.93	2.62	1.23

Net income (loss) applicable to common shares	$(8.48)	$(6.31)	$1.80	$2.19	$0.97

Weighted average common share used in computing earnings per share	11,463,084	11,514,038	11,165,805	10,974,565	10,895,972
Earnings per share—diluted
Loss from continuing operations	$(9.75)	$(6.65)	$(4.13)	$(0.43)	$(0.26)
Income from discontinued operations	1.27	0.34	5.93	2.62	1.23

Net income (loss) applicable to common shares	$(8.48)	$(6.31)	$1.80	$2.19	$0.97

Weighted average common share used in computing diluted earnings per share	11,463,084	11,514,038	11,165,805	10,974,565	10,895,972

BALANCE SHEET DATA
Real estate, net	$1,332,585	$1,581,521	$1,613,402	$1,485,859	$1,272,424
Notes and interest receivable, net	88,614	83,144	77,003	83,467	52,631
Total assets	1,557,275	1,806,054	1,842,153	1,777,854	1,493,671
Notes and interest payables	1,228,681	1,394,076	1,382,629	1,400,877	1,124,765
Stock-secured notes payable	23,100	24,853	14,026	17,546	22,452
Shareholders’ equity	100,235	211,349	297,578	254,547	238,683
Book value per share	$8.74	$18.36	$26.65	$23.19	$21.91

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate”, “believe”, “expect”, “intend”, “may”, “might”, “plan”, “estimate”, “project”, “should”, “will”, “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2010 we acquired $3.1 million and sold $176.9 million of land and income-producing properties. As of December 31, 2010, we owned 8,525 units in 47 residential apartment communities, 30 commercial properties comprising almost 5.7 million rentable square feet and five hotels containing a total of 808 rooms. In addition, we own 10,391 acres of land held for development with five apartment complexes and a 420-acre holiday resort project in Germany currently in development.

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

We are advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Our commercial properties are managed by Triad Realty Services, L.P. (“Triad”), an affiliate of Prime. Triad subcontracts the property-level management and leasing of our commercial properties to Regis Realty I, LLC (“Regis I”), while our hotels are managed by Regis Hotel I, LLC. We currently contract with third-party companies to manage our apartment communities.

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

Depreciation and Impairment

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest—Capitalization of Interest” and ASC Topic 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued

operations. Once a developed property becomes leased-up (80% or more) and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2010, 2009, and 2008 as included in Part II, Item 8. “Financial Statements and Supplementary Data” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2010, 2009, and 2008, we owned or had interests in a portfolio of 82, 98, and 99 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year-end for the years presented, but sold in the next year. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2010 for the year presented. The table below shows the number of income producing properties held by year.

	2010	2009	2008
Continued operations	82	83	77
Sales subsequent to year end	—	15	22

Total property portfolio	82	98	99

Comparison of the year ended December 31, 2010 to the same period ended December 31, 2009:

Our net loss applicable to common shares increased $24.6 million as compared to the prior year. The current year net loss applicable to common shares was $97.2 million, which includes loss on land sales of $10.1 million and net income from discontinued operations, net of non-controlling interest of $14.5 million, as compared to prior year net loss applicable to common shares of $72.6 million, which includes gain on land sales of $11.6 million and net income from discontinued operations, net of non-controlling interest of $4.0 million.

The majority of the $12.4 million decrease in our net loss applicable to common shares is primarily due to our impairment on notes receivable and real estate assets of $24.5 million in the current period, as compared to $42.5 million in the prior period. This was offset by other income received from a consulting agreement with EurEnergy Resources Poland Sp.zo.o. and an incentive fee from Regis I.

Revenues

Rental and other property revenues were $157.0 million for the twelve months ended December 31, 2010. This represents a decrease of $4.8 million, as compared to the prior period revenues of $161.9 million. This change, by segment, is a decrease in the commercial portfolio of $7.2 million, a decrease in the hotel portfolio of $2.6 million and a decrease in the land portfolio of $1.0 million, offset by an increase in the apartment portfolio of $3.3 million and an increase in the other portfolio of $2.7 million. Within the commercial portfolio, the $4.8 million decrease from the same properties was due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. Within the apartment portfolio, there was an increase of $3.2 million due to the developed properties in the lease-up phase and an increase of $0.1 million in the same property portfolio. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $96.3 million for the twelve months ended December 31, 2010. This represents an increase of $1.3 million, as compared to the prior period operating expenses of $95.0 million. This change, by segment, is an increase in our land portfolio of $3.6 million, offset by a decrease in our apartment portfolio of $0.8 million, a decrease in our commercial properties of $0.1 million and a decrease in our hotels of $1.4 million. Within the apartment portfolio, the same apartment properties decreased $1.3 million due to a decrease in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $0.5 million. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel. The increase within the land portfolio was primarily due to an adjustment in 2009 to correct over accrual of 2008 real estate property taxes, resulting in recording lower operating expenses in 2009. In the current period, we incurred additional real estate tax penalties and interest that we did not incur in the prior period.

Depreciation expense was $28.9 million for the twelve months ended December 31, 2010. This represents an increase of $2.4 million, as compared to the prior period depreciation expense of $26.5 million. This change, by segment, is an increase in our apartment portfolio of $1.7 million and an increase in our land and other segments of $1.0 million, offset by a decrease in the commercial portfolio of $0.3 million. Within the apartment portfolio, $1.5 million was attributable to the developed properties and $0.2 million from the same properties. The increase within the land and other portfolios was due to a prior year adjustment recorded in 2009.

Provision for allowance on notes receivable and impairment was $61.3 million for the twelve months ended December 31, 2010. The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets increased by $16.7 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $7.8 million for hotels that we currently hold, $47.6 million in land we currently hold and $4.0 million allowance for doubtful receivables. The properties that were considered “subject to sales contract” were reviewed by management at the time of the sale or during the reorganization process in the fourth quarter. Impairment was taken to the extent the basis of the property exceeded the current value. In 2009, we recorded a $44.6 million allowance in the investment portfolio of $1.9 million in commercial properties we currently hold, $35.6 million in land we currently hold and $7.1 million in land that was sold for a loss.

Other income (expense)

Other income was $9.5 million for the twelve months ended December 31, 2010. This represents an increase of $5.3 million, as compared to the prior period other income of $4.2 million. The increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o. and an incentive fee from Regis I.

Interest income was $8.4 million for the twelve months ended December 31, 2010. This represents a decrease of $1.3 million as compared to the prior period interest income of $9.7 million. This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received.

Interest expense was $79.1 million for the twelve months ended December 31, 2010. This represents an increase of $0.6 million as compared to the prior period interest expense of $78.5 million. This change, by segment, is an increase in the apartment portfolio of $3.5 million, an increase in the commercial portfolio of $0.3 million, an increase in the other portfolio of $1.4 million, offset by a decrease in the land portfolio of $4.6 million. Within the apartment portfolio, the same apartment portfolio increased $1.7 million and the developed properties increased $1.8 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The land portfolio decrease was due to land sales.

Earnings from unconsolidated subsidiaries and investees were a loss of $0.2 million. This represents our portion of income (equity pickup) for unconsolidated subsidiaries and joint ventures.

Litigation settlement expense decreased by $1.4 million as compared to the prior year. There were no litigation settlement expenses in the current period. Expenses were incurred in 2009 resolving the Caruth-Preston litigation, Denver Merchandise Mart’s Darrell Hare litigation and the Sunset litigation.

Gain on land sales decreased in the current year. This decrease is in part due to the overall economic environment which, among other issues, has resulted in the tightening of the credit markets, causing an inability of potential buyers to obtain financing. Thus, we have found it difficult to complete land transactions. In the current year, we sold 1,243.88 acres of land in 17 separate transactions for an aggregate sales price of $31.0 million, receiving $8,984 in cash and recorded a loss of $10.1 million. The average sales price was $20,701 per acre. In the prior year, we sold 1,244.93 acres of land in 11 separate transactions for an aggregate sales price of $40.9 million, receiving $9.1 million in cash, recorded a gain on sale of $8.2 million and recognized $3.4 million in prior year deferred gain due to the payoff of seller financing. The average sales price was $32,833 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2010. Included in discontinued operations are a total of 15 and 10 properties as of 2010 and 2009, respectively. Properties sold in 2010 that were held in 2009 have been reclassified to discontinued operations for 2009. In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In 2009, we had one property (Baywalk Apartments) pending sale, and sold nine properties which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), five commercial buildings (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre) and one townhouse. The gain on sale of the properties is also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Year Ended December 31,
	2010	2009
Revenue
Rental	$11,714	$26,625
Property operations	5,926	14,728
	5,788	11,897
Expenses
Other income	3,697	87
Interest	(4,820)	(11,196)
General and administrative	(52)	6
Litigation settlement	(5)	(5)
Depreciation	(1,566)	(4,803)

	(2,746)	(15,911)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	3,042	(4,014)
Gain on sale of discontinued operations	19,306	10,106

Income from discontinued operations before tax	22,348	6,092
Tax expense	(7,822)	(2,132)

Income from discontinued operations	$14,526	$3,960

Comparison of the year ended December 31, 2009 to the same period ended December 31, 2008:

Revenues

Rental and other property revenues were $161.9 million for the twelve months ended December 31, 2009. This represents an increase of $11.3 million, as compared to the prior period revenues of $150.6 million. This change, by segment, is an increase in the apartment portfolio of $11.3 million, an increase in the commercial portfolio of $2.2 million and an increase in the other portfolio of $3.8 million, offset by a decrease in the hotel portfolio of $4.5 million and a decrease in the land portfolio of $1.6 million. The increase in the commercial portfolio was due to $2.9 million of lease term buyouts received offset by a $0.7 million decrease due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. Within the apartment portfolio, there was an increase of $5.3 million due to the developed properties in the lease-up phase and an increase of $6.0 million in the same property portfolio. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $95.0 million for the twelve months ended December 31, 2009. This represents a decrease of $7.1 million, as compared to the prior period operating expenses of $102.1 million. This change, by segment, is a decrease in our commercial properties of $3.5 million, a decrease in our land and other segments of $7.9 million, and a decrease in our hotels of $2.2 million, offset by is an increase in our apartments of $6.5 million. Within the apartment portfolio, the same apartment properties increased $3.5 million due to an increase in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $2.8 million, and the prior year acquisition increased expenses by $0.2 million. The decrease within the commercial portfolio was due to a decrease in our same property portfolio of $5.1 million, offset by an increase from acquired properties of $1.6 million. The decrease within our land and other portfolios is due to less spending on development within the current period on our land held for development. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel.

Depreciation expense was $26.5 million for the twelve months ended December 31, 2009. This represents an increase of $5.0 million, as compared to the prior period depreciation expense of $21.5 million. This change, by segment, is an increase of $4.8 million due to our apartments, and a decrease of $1.5 million due to our commercial buildings, offset by decrease of $1.4 million due to our land and other holdings. The increase within our apartment portfolio was due to a decrease of $0.1 million in the same properties, an increase of $2.9 million in the newly acquired properties and an increase of $1.5 million in the developed properties. Developed apartment properties are depreciated as we complete each phase and lease-up the properties.

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

Other income (expense)

Interest income was $9.7 million for the twelve months ended December 31, 2009. This represents an decrease of $1.2 million as compared to the prior period interest income of $10.9 million. This decrease was due to the notes receivable paid off in 2009 and the reclassification on the Port Olpentiz construction note receivable from interest income to work in progress.

Interest expense was $78.5 million for the twelve months ended December 31, 2009. This represents a decrease of $2.5 million, as compared to the prior period depreciation expense of $81.0 million. This change, by segment, is a decrease of $2.9 million due to our land and other holdings, a decrease of $1.8 million due to our commercial buildings a decrease in hotels of $0.2 million, offset by an increase of $2.4 million due to our apartments. The increase in the apartment portfolio is due to interest expense on the developed properties in the lease up phase. During the construction phase, the interest expense is capitalized. When the properties are completed and begin lease up, the interest is expensed. The decrease of $1.8 million in the commercial portfolio is primarily due to the refinance of the loan on Park West II. The decrease in the hotel portfolio is due to the rates being tied to prime, and the decreased prime rate. The decrease within the land portfolio is primarily due to the sale of properties and the disposition of the debt upon sale.

Litigation settlement expense increased as compared to the prior year. The majority of the increase was due to resolving the Caruth-Preston litigation, Denver Merchandise Mart’s Darrell Hare litigation and expenses related to the Sunset litigation in the prior period.

Gain on land sales increased by $6.0 million. The majority of the increase in 2009 is due to the recognition of $3.4 million in prior year deferred gain due to the payoff of seller financing. In 2009, we sold 1,244.93 acres of land in 11 separate transactions for an aggregate sales price of $40.9 million, receiving $9.1 million in cash, recorded a gain on sale of $8.2 million. The average sales price was $32,833 per acre. In 2008, we sold 136.82 acres of land in 10 separate transactions for an aggregate sales price of $14.9 million, receiving $4.3 million in cash, recorded a gain on sale of $5.5 million. The average sales price was $104,517 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2010. Included in discontinued operations are a total of 24 and 51 properties as of 2009 and 2008, respectively. Properties sold or held for sale in 2010, were reclassed to prior year discontinued operations. In 2009, we had one property (Baywalk Apartments) pending sale and sold nine properties, which consisted of three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre) and one townhouse. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”. In 2008, we sold 27 properties which consisted of 20 apartment complexes (Arbor Pointe, Ashton Way, Autumn Chase, Courtyard, Coventry Pointe, Fairways, Fairway View Estate, Forty-Four Hundred, Fountain Lake, Fountains at Waterford, Governors Square, Hunters Glen, Mountain Plaza, Southgate, Sunchase, Sunset, Thornwood, Westwood Square, Willow Creek, and Woodview), three commercial buildings (Encon Warehouse, Executive Court, and Lexington Center), and four hotels (City Suites, Hotel Akademia, Majestic Inn, and Willow).

	For the Year Ended December 31,
	2009	2008
Revenue
Rental	$26,625	$31,702
Property operations	14,728	18,874

	11,897	12,828

Expenses
Other income	87	1,018
Interest	(11,196)	(18,154)
General and administrative	6	(1,292)
Litigation settlement	(5)	(261)
Depreciation	(4,803)	(6,458)

	(15,911)	(25,147)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(4,014)	(12,319)
Gain on sale of discontinued operations	10,106	119,572
Net income and sales fee to affiliate	—	(10,994)
Equity of investees gain on sale	—	5,681

Income from discontinued operations before tax	6,092	101,940
Tax expense	(2,132)	(35,679)

Income from discontinued operations	$3,960	$66,261

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing debt and additional borrowings; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

It is important to realize that the current status of the banking industry has had a significant effect on our industry. The banks’ willingness and/or ability to originate loans affects our ability to buy and sell property, and refinance existing debt. We are unable to foresee the extent and length of this down-turn. A continued and extended decline could materially impact our cash flows. We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans, which are converted to traditional mortgages upon completion of the project.

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2010, along with cash that will be generated in 2011 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

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

	2010	2009	Variance
Net cash used in operating activities	$(9,627)	$(25,849)	$16,222
Net cash provided by investing activities	$198,074	$46,853	$151,221
Net cash used in financing activities	$(180,685)	$(22,159)	$(158,526)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we had a significant receivable due from affiliated entities that we receive interest income from.

Our major investing cash outlays are from construction and development of new properties. We currently have five apartment projects under construction and one mixed-used development project under construction. In the current year, we have used $50.0 million on the construction and development of these new properties and $5.0 million to acquire land for two of the apartment projects currently in development. Our sources of cash from investing activities are the sales of land and income producing properties. We receive sales proceeds from the sale of income-producing properties and land.

Our major use of cash from financing activities is to satisfy the pay off obligations for properties that we have sold or refinanced, of which the proceeds to repay are from sales or new loans. We also receive draws on our construction loans in order to cover the costs associated with the development of our apartment projects and mixed use project.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2010 are shown in the table below (dollars in thousands):

	Total	2011	2012	2013-2015	Thereafter
Long-term debt obligation(1)	$1,896,985	$473,165	$223,911	$230,468	$969,441
Capital lease obligation	—	—	—	—	—
Operating lease obligation	55,119	1,030	1,039	3,170	49,880
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s	—	—	—	—	—
Balance sheet under GAAP

Total	$1,952,104	$474,195	$224,950	$233,638	$1,019,321

(1)	ARL’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

ARL’s primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates and maturing debt that has to be refinanced. ARL’s future operations, cash flow and fair values of financial instruments are also partially dependent on the then existing market interest rates and market equity prices.

As of December 31, 2010, our $1.2 billion debt portfolio consisted of approximately $838.4 million of fixed-rate debt and approximately $398.5 million of variable-rate debt with interest rates ranging from 2.0% to 13.0%. Our overall weighted average interest rate at December 31, 2010 and 2009 was 6.78% and 6.36%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2011 than they did during 2010, ARL’s interest expense would increase and net income would decrease by $4.0 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2010. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Assets
Market securities at fair value							$—
Note Receivable
Variable interest rate—fair value							$—
Instrument’s maturities	$—	$—	$—	$—	$—	$—	$—
Instrument’s amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed interest rate—fair value							$98,156
Instrument’s maturities	$9,665	$1,875	$1,076	$—	$—	$85,540	$98,156
Instrument’s amortization	—	—	—	—	—	—	—
Interest	7,813	9,734	7,885	6,621	6,621	126,918	$165,592
Average Rate	7.96%	7.93%	7.96%	7.74%	7.74%	10.96%

	2011	2012	2013	2014	2015	Thereafter	Total
Notes Payable
Variable interest rate—fair value							$398,524
Instrument’s maturities	$249,462	$88,498	$25,785	$5,796	$—	$20,968	$390,509
Instrument’s amortization	4,726	1,557	740	226	239	527	8,015
Interest	11,046	5,173	2,524	1,917	1,621	3,221	25,502
Average Rate	6.24%	5.56%	8.99%	6.24%	8.82%	8.11%
Fixed interest rate—fair value							$838,459
Instrument’s maturities	$155,756	$80,918	$86,074	$334	$256	$10,954	$334,292
Instrument’s amortization	9,835	11,379	8,554	8,684	9,180	456,535	504,167
Interest	42,340	36,386	27,235	25,905	25,398	477,236	634,500
Average Rate	6.73%	7.46%	5.71%	5.60%	5.59%	5.23%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2010. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 17, American Realty Investors, Inc.’s management intends to sell land and income producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Farmer, Fuqua & Huff, PC

Plano, Texas

March 31, 2011

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,170,214	$1,718,837
Real estate held for sale at cost, net of depreciation ($ 0 for 2010 and $1,252 for 2009)	—	5,147
Real estate subject to sales contracts at cost, net of depreciation ($75,639 for 2010 and $13,985 for 2009)	295,921	53,341
Less accumulated depreciation	(133,550)	(195,804)

Total real estate	1,332,585	1,581,521
Notes and interest receivable
Performing (including $89,982 in 2010 and $80,870 in 2009 from affiliates and related parties)	99,839	91,872
Non-performing	3,123	3,108
Less allowance for estimated losses	(14,348)	(11,836)

Total notes and interest receivable	88,614	83,144
Cash and cash equivalents	12,649	4,887
Investments in unconsolidated subsidiaries and investees	12,491	13,149
Other assets (including $164 in 2010 and $175 in 2009 from affiliates and related parties)	110,936	123,353

Total assets	$1,557,275	$1,806,054

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$913,134	$1,327,188
Notes related to assets held-for-sale	—	5,002
Notes related to assets subject to sales contracts	315,547	61,886
Stock-secured notes payable	23,100	24,853
Affiliate payables	12,219	20,574
Deferred revenue (including $100,212 in 2010 and $62,337 in 2009 from sales to related parties)	104,534	70,083
Accounts payable and other liabilities (including $1,558 in 2010 and $199 in 2009 to affiliates and related parties)	88,506	85,119

	1,457,040	1,594,705
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,389,546 shares in 2010 and 3,390,913 in 2009 (liquidation preference $33,895), including 900,000 shares in 2010 and 2009 held by subsidiaries	4,979	4,979
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,874,138, and outstanding 11,466,853 and 11,514,038 shares in 2010 and in 2009	114	114
Treasury stock at cost, 407,285 and 360,100 shares in 2010 and 2009 and 276,972 shares held by TCI (consolidated) as of 2010 and 2009	(6,333)	(5,954)
Paid-in capital	88,620	91,081
Retained earnings	(47,776)	46,971
Accumulated other comprehensive income (loss)	(786)	2,186

Total American Realty Investors, Inc. shareholders’ equity	38,818	139,377

Non- controlling interest	61,417	71,972

Total equity	100,235	211,349

Total liabilities and equity	$1,557,275	$1,806,054

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands, except share and par value amounts)
Revenues:
Rental and other property revenues (including $2,595 and $2,582 and $3,691 for 2010 and 2009 and 2008 respectively from affiliates and related parties)	$157,030	$161,863	$150,645

Expenses:
Property operating expenses (including $2,480 and $2,942 and $3,101 for 2010 and 2009 and 2008 respectively from affiliates and related parties)	96,317	95,002	102,068
Depreciation and amortization	28,907	26,473	21,537
General and administrative (including $ 4,517 and $5,867 and $8,344 for 2010 and 2009 and 2008 respectively from affiliates and related parties)	12,640	14,690	16,854
Provision on impairment of notes receivable and real estate assets	61,311	44,578	7,417
Advisory fee to affiliate	15,770	15,683	15,940

Total operating expenses	214,945	196,426	163,816

Operating loss	(57,915)	(34,563)	(13,171)

Other income (expense):
Interest income (including $4,664 and $ 5,648 and $8,061 for 2010 and 2009 and 2008 respectively from affiliates and related parties)	8,425	9,701	10,876
Other income	9,460	4,169	5,200
Mortgage and loan interest (including $ 3,374 and $2,595 and $2,729 for 2010 and 2009 and 2008 respectively from affiliates and related parties)	(79,066)	(78,532)	(81,001)
Earnings from unconsolidated subsidiaries and investees	(200)	35	(968)
Gain (loss) on foreign currency translation	222	292	(517)
Involuntary conversion	—	—	—
Litigation settlement	—	(1,458)	(870)

Total other expenses	(61,159)	(65,793)	(67,280)

Loss before gain on land sales, non-controlling interest, and taxes	(119,074)	(100,356)	(80,451)
Gain (loss) on land sales	(10,103)	11,605	5,584

Loss from continuing operations before tax	(129,177)	(88,751)	(74,867)
Income tax benefit	8,456	2,132	35,575

Net loss from continuing operations	(120,721)	(86,619)	(39,292)

Discontinued operations:
Income (loss) from discontinued operations	3,042	(4,014)	(17,632)
Gain on sale of real estate from discontinued operations	19,306	10,106	119,572
Income tax expense from discontinued operations	(7,822)	(2,132)	(35,679)

Net income from discontinued operations	14,526	3,960	66,261
Net income (loss)	(106,195)	(82,659)	26,969
Net income (loss) attributable to non-controlling interests	11,448	12,518	(4,335)

Net income (loss) attributable to American Realty Investors, Inc.	(94,747)	(70,141)	22,634
Preferred dividend requirement	(2,488)	(2,488)	(2,487)

Net income (loss) applicable to common shares	$(97,235)	$(72,629)	$20,147

Earnings per share—basic
Loss from continuing operations	$(9.75)	$(6.65)	$(4.13)
Discontinued operations	1.27	0.34	5.93

Net income (loss) applicable to common shares	$(8.48)	$(6.31)	$1.80

Earnings per share—diluted
Loss from continuing operations	$(9.75)	$(6.65)	$(4.13)
Discontinued operations	1.27	0.34	5.93

Net income (loss) applicable to common shares	$(8.48)	$(6.31)	$1.80

Weighted average common share used in computing earnings per share	11,463,084	11,514,038	11,165,805
Weighted average common share used in computing diluted earnings per share	11,463,084	11,514,038	11,165,805

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(120,721)	$(86,619)	$(39,292)
Income from discontinued operations	14,526	3,960	66,261

Net income (loss)	$(106,195)	$(82,659)	$26,969

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2010

(dollars in thousands)

	Total Capital	Comprehensive Loss	Series A Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
				Shares	Amount
Balance, December 31, 2007	$254,547	$27,658	$4,979	11,592,272	$114	$(12,664)	$100,277	$99,452	$228	$62,161
Unrealized gain on foreign investments	9,685	9,685	—	—	—	—	—	—	9,685	—
Unrealized loss on investment securities	(5,582)	(5,582)	—	—	—	—	—	—	(5,582)	—
Net income	26,969	26,969	—	—	—	—	—	22,634	—	4,335
Acquisition of non-controlling interest	7,736	—	—	—	—	—	(7,668)	—	—	15,404
Stock reconciliation	—	—	—	281,866	—		—	—	—	—
Repurchase/sale of treasury stock	6,710	—	—	—	—	6,710	—	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	(2,487)	—	—	—	—	—	—	(2,487)	—	—

Balance, December 31, 2008	$297,578	$58,730	$4,979	11,874,138	$114	$(5,954)	$92,609	$119,599	$4,331	$81,900

Unrealized loss on investment securities	(2,775)	(2,775)	—	—	—	—	—	—	(2,145)	(630)
Net loss	(82,659)	(82,659)	—	—	—	—	—	(70,141)	—	(12,518)
Acquisition of non-controlling interest	1,692	—	—	—	—	—	(1,528)	—	—	3,220
Series A preferred stock cash dividend ($1.00 per share)	(2,487)	—	—	—	—	—	—	(2,487)	—	—

Balance, December 31, 2009	$211,349	$(26,704)	$4,979	11,874,138	$114	$(5,954)	$91,081	$46,971	$2,186	$71,972

Unrealized loss on foreign investments	(786)	—	—	—	—	—	—	—	(786)	—
Unrealized loss on investment securities	—	2,186	—	—	—	—	—	—	(2,186)	2,186
Net loss	(106,195)	(106,195)	—	—	—	—	—	(94,747)	—	(11,448)
Acquisition of non-controlling interest	(373)	—	—	—	—	—	—	—	—	(373)
Distribution to non-controlling interests	(1,259)	—	—	—	—	—	—	—	—	(1,259)
Sale of controlling interest	366	—	—	—	—	—	27	—	—	339
Repurchase of treasury stock	(379)	—	—	—	—	(379)	—	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	(2,488)	—	—	—	—	—	(2,488)	—	—	—

Balance, December 31, 2010	$100,235	$(130,713)	$4,979	11,874,138	$114	$(6,333)	$88,620	$(47,776)	$(786)	$61,417

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss) applicable to common shares	$(97,235)	$(72,629)	$20,147
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	10,103	(11,605)	(5,584)
Depreciation and amortization	30,460	32,418	27,995
Provision on impairment of notes receivable and real estate assets	61,311	44,578	12,417
Amortization of deferred borrowing costs	4,187	5,676	9,481
Earnings from unconsolidated subsidiaries and investees	(200)	35	(4,713)
Earnings due to non-controlling interest	(11,448)	9,929	4,334
Gain (loss) on foreign currency translation	(222)	(292)	517
Gain on sale of income producing properties	(19,306)	(10,106)	(119,572)
(Increase) decrease in assets:
Accrued interest receivable	(2,440)	1,520	2,081
Restricted cash	—	(271)	2,285
Other assets	6,375	(13,559)	58,529
Prepaid expense	437	(1,127)	(1,187)
Escrow	7,990	(3,035)	(21,227)
Earnest money	821	(1,723)	4,128
Rent receivables	(2,250)	(413)	(6,530)
Increase (decrease) in liabilities:
Accrued interest payable	6,758	(116)	(1,997)
Affiliate payables	(8,355)	(2,444)	23,018
Other liabilities	3,387	(2,685)	20,018

Net cash provided by (used in) operating activities	(9,627)	(25,849)	24,140
Cash Flow From Investing Activities:
Proceeds from notes receivables	20,847	8,000	(351)
Originations of notes receivables	(29,455)	—	—
Acquisition of land held for development	(4,937)	(11,844)	(54,744)
Proceeds from sales of income producing properties	210,411	44,356	179,669
Proceeds from sale of land	59,554	42,029	16,988
Investment in unconsolidated real estate entities	858	16,740	(3,246)
Improvement of land held for development	(4,929)	(13,542)	(1,789)
Improvement of income producing properties	(3,136)	(3,233)	(16,873)
Investment in marketable securities	(1,267)	2,775	10,382
Acquisition of income producing properties	—	(5,971)	(64,466)
Sale of non-controlling interest	22	—	19,739
Construction and development of new properties	(49,894)	(32,457)	(148,822)

Net cash provided by (used in) investing activities	198,074	46,853	(63,513)
Cash Flow From Financing Activities:
Proceeds from notes payable	193,499	62,408	221,354
Recurring amortization of principal on notes payable	(12,629)	(26,528)	(20,323)
Payments on maturing notes payable	(252,595)	(61,505)	(178,746)
Debt assumption by buyer	(101,851)	—	—
Deferred financing costs	(5,143)	(4,534)	8,380
Stock-secured borrowings	(328)	8,000	(3,520)
Distributions to non-controlling interests	(1,259)	—	—
Repurchase/sale of treasury stock	(379)	—	6,710

Net cash provided by (used in) financing activities	(180,685)	(22,159)	33,855

Net increase (decrease) in cash and cash equivalents	7,762	(1,155)	(5,518)
Cash and cash equivalents, beginning of period	4,887	6,042	11,560

Cash and cash equivalents, end of period	$12,649	$4,887	$6,042

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,223	$83,948	$97,158
Cash paid for income taxes, net of refunds	$(634)	$1,851	$—
Schedule of noncash investing and financing activities:
Unrealized foreign currency translation gain	$—	$—	$9,685
Unrealized loss on marketable securities	$—	$(2,575)	$(5,582)
Note receivable allowance	$—	$—	$(1,500)
Note receivable in exchange for reduction of affiliate payable	$16,778	$—	$—
Note receivable received from affiliate	$—	$2,341	$—
Note receivable from sale of real estate	$—	$2,700	$—
Note paydown from right to build sale	$—	$1,500	$—
Acquitision of real estate to satisfy note receivable	$—	$(7,748)	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2010	2009	2008
	(dollars in thousands)
Net income (loss)	$(106,195)	$(82,659)	$26,969
Other comprehensive loss
Unrealized gain (loss) on foreign currency translation	(786)	—	9,685
Unrealized loss on investment securities	—	(2,575)	(5,582)

Total other comprehensive income (loss)	(786)	(2,575)	4,103

Comprehensive income (loss)	(106,981)	(85,234)	31,072
Comprehensive income (loss) attributable to non-controlling interest	11,448	12,518	(4,335)

Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(95,533)	$(72,716)	$26,737

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

Certain balances for 2008 and 2009 have been reclassified to conform to the 2010 presentation.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and business.    ARL was organized in 1999. In August 2000, the Company acquired American Realty Trust, Inc., a Georgia corporation (“ART”) and National Realty L.P.; a Delaware limited partnership (“NRLP”). ART was the successor to a District of Columbia business trust organized in 1961. The business trust was merged into ART in 1988. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments. ARL is a “C” corporation for U.S. federal income tax purposes.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “NYSE: ARL”. Approximately 86.6% of ARL’s stock is owned by affiliated entities. ARL subsidiaries own approximately 83.3% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange under the symbol “NYSE: TCI”. ARL has consolidated TCI’s accounts and operations since March 2003.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted approximately 85.3% of the shares of common stock of IOT outstanding. In 2010, TCI sold 5,000 shares of IOT stock resulting in an ownership of 3,551,118 shares which constitutes approximately 85.2% of the shares of common stock of IOT outstanding (which is a total of 4,168,214 shares). Shares of IOT are traded on the American Stock Exchange under the symbol “IOT”.

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

ARL’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. The Board of Directors has delegated the day-to-day management of the Company to Prime Income Asset Management, LLC, a Nevada limited liability company (“Prime”) under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOT. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOT. The officers of ARL also serve as officers of TCI, IOT and Prime.

ARL’s contractual advisor is Prime, the sole member of which is Prime Income Asset Management, Inc., a Nevada corporation (“PIAMI”), which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. Prime’s duties include but are not limited to locating, evaluating and recommending real estate and real estate-related investment opportunities. Prime also arranges, for ARL’s benefit, debt and equity financing with third party lenders and investors. Prime also serves as advisor to TCI and IOT. As the contractual advisor, Prime is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. ARL has no employees. Employees of Prime render services to ARL in accordance with the terms of the Advisory Agreement.

Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provides management services for our commercial properties. The general partner of Triad is PIAMI. The limited partner of Triad is HRS Holdings, LLC (“HRSHLLC”). Triad subcontracts the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), which is owned by HRSHLLC. ARL engages third party companies to lease and manage its apartment properties. Triad receives a fee for its property management services. Regis I receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis I is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management”.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2010, we owned 47 residential apartment communities comprising of 8,525 units, five apartment projects in development, 30 commercial properties comprising an aggregate of approximately 5.7 million square feet, five hotels comprising 808 rooms and an investment in 10,391 acres of undeveloped and partially developed land.

Basis of presentation.    The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. ARI’s investments in Gruppa Florentina, LLC, LK-Four Hickory, LLC, and Garden Centura, L.P. are accounted for under the equity method.

Real estate, depreciation, and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—10-40 years; furniture, fixtures and equipment—5-10 years). We continually evaluate the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

Real estate held for sale.    We periodically classify real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

Cost Capitalization.    Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. We capitalize interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, we first use the interest incurred on specific project debt, if any, and next uses the weighted average interest rate of non-project specific debt.

We capitalize interest, real estate taxes and certain operating expenses until building construction is substantially complete and the building is ready for its intended use, but no later than one year from the cessation of major construction activity.

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortize them over the related lease term.

Fair value measurement.    We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

Recognition of revenue.    Our revenues, which are composed largely of rental income, include rents reported on a straight-line basis over the lease term. In accordance with ASC 805 “Business Combinations”, we recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the terms of the respective leases.

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

NOTE 2.	REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2010	2009
Apartments	$608,959	$713,384
Apartments under construction	47,178	5,296
Commercial properties	255,565	445,061
Hotels	—	41,139
Land held for development	258,512	513,957
Real estate held for sale	—	6,399
Real estate subject to sales contract	371,560	67,326

Total Real Estate	1,541,774	1,792,562
Less accumulated deprecation	(209,189)	(211,041)

	$1,332,585	$1,581,521

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

Provision for Asset Impairments:

In 2010, the provision for allowance and impairments was related to our receivables and our investments in unconsolidated entities and other investees. Provision for allowance on notes receivable and impairment was $61.3 million for the twelve months ended December 31, 2010. Impairment was recorded as an additional loss in the investment portfolio of $1.9 million in commercial properties we currently hold, $47.6 million in land we currently hold, $7.8 million for hotels we currently hold and a $4.0 million increase in our allowance for doubtful receivables. In 2009, we recorded a $44.6 million allowance in the investment portfolio of $1.9 million in commercial properties we currently hold, $35.6 million in land we currently hold and $7.1 million in land that was sold in the third quarter for loss.

The following is a brief description of the more significant property acquisitions and sales in 2010:

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas, for $2.2 million. This land was purchased for the development of Blue Ridge apartments, a 290-unit apartment complex. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender and a $1.0 million loan provided by the seller. In addition, we paid $0.1 million in commissions and closing costs. The seller financing accrues interest, payable monthly, at 8.0% and matures on March 18, 2011.

On March 17, 2010, we sold our membership in IGCH Villager Associates, Ltd. to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $1.5 million. This entity owns the Villager Apartments, a 33-unit complex located in Fort Walton Beach, Florida. We received $0.8 million in cash, and the buyer assumed the existing mortgage of $0.7 million, secured by the property. The project was sold to a related party; therefore, the gain of $0.4 million was deferred and will be recorded upon sale to a third party.

On April 15, 2010, we sold 6.77 acres of land known as McKinney Corners II land located in McKinney, Texas, for a sales price of $1.6 million. We paid off the existing debt of $1.4 million and closing costs. We recorded a gain of $1.1 million on the sale of the land parcel.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property. The property was sold to a related party; therefore, the gain of $5.8 million was deferred. The deferred gain was recognized in June 2010, upon sale of the property to a third party.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit apartment complex located in Longview, Texas. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On June 16, 2010, we sold the Chateau apartments, a 115-unit complex located in Bellevue, Nebraska, to One Realco Retail, Inc. and TCI Woodsong, Inc., both related parties under common control, for a sales price of $2.9 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. The property was sold to a related party; therefore, the gain of $2.4 million was deferred. The deferred gain was recognized in July 2010, upon sale of the property to a third party.

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

On July 30, 2010, we purchased 8.91 acres of Sonoma Court land located in Rockwall, Texas, for $0.9 million. This land was purchased for the development of Sonoma Court apartments, a 124-unit apartment complex. We financed the transaction with a $0.9 million draw on a construction loan with a commercial lender.

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas, to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

The Company had a 14.8% limited partner interest in a partnership that owned a 131-unit apartment complex known as Quail Oaks apartments, located in Balch Springs, Texas. The partnership was consolidated in accordance with ASC 810, whereby we determined that we were a primary beneficiary. On August 3, 2010 the partnership transferred ownership of the property to the existing lender and the result was a gain of $1.8 million.

On August 4, 2010, we sold 6.51 acres of land known as Hines Meridian land located in Irving, Texas, for a sales price of $2.0 million. We received $0.4 million in cash, after paying in full the existing debt of $0.9 million and providing seller financing of $0.5 million. The note accrues interest at 8.0% and is payable at maturity on August 11, 2011. We recorded a gain of $0.6 million on the sale of the land parcel.

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

On August 30, 2010, we sold the Mason Park apartments, a 312-unit complex located in Katy, Texas, for a sales price of $22.9 million. We recorded a gain of $0.3 million on the sale of the apartment.

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

On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $8.3 million. This entity owns a 122,205 square foot retail center known as Bridgeview Plaza located in La Crosse, Wisconsin. We provided $2.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $6.2 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost

On September 21, 2010, we sold our investment in South Cochran Corporation to Warren Road Farm, Inc., a related party under common control, for a sales price of $2.2 million. This entity owns a 220,461 square foot retail center known as Dunes Plaza located in Michigan City, Indiana. In addition, we sold a $1.0 million intercompany receivable. The buyer assumed the existing mortgage of $3.2 million, secured by the property, but did not assume the obligation of our guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Thornwood Apartments, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $6.7 million. This entity owns 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas. We provided $1.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $5.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in EQK Windmill Farms, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $64.5 million. This entity owns 2,957.95 acres of land known as Windmill Farms land located in Kaufman County, Texas. We provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $30.7 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 28, 2010, we sold the Baywalk apartments, a 192-unit complex located in Galveston, Texas for a sales price of $8.6 million. We recorded a gain of $1.8 million on the sale of the apartment.

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, we remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by us as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 4, 2015.

On October 5, 2010, we sold the Island Bay apartments, a 458-unit complex located in Galveston, Texas, for a sales price of $15.0 million. The existing mortgage of $14.0 million is secured by the property. Ownership of the property transferred to the existing lender and the result was a gain of $4.1 million.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas, to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided $6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Irving, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million that was due to us. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On November 3, 2010, we sold 8.0 acres of land known as Alliance Hickman land located in Tarrant County, Texas, for a sales price of $1.3 million. The existing loan of $0.7 million, secured by the property, was paid off at close. We recorded a gain of $0.2 million on the sale of the land parcel.

On November 30, 2010, we sold the Kingsland Ranch apartments, a 398-unit complex located in Katy, Texas, for a sales price of $29.3 million. We recorded a gain on sale of $4.2 million on the apartment sale.

On December 23, 2010, ARL sold 34 properties, which consisted of six commercial buildings comprising an aggregate of 1.4 million square feet, 3,683 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $229.2 million. The buyer assumed the existing mortgages of $174.1 million secured by the properties and we provided $55.1 million in seller financing notes with a five-year note term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015.We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 23, 2010, we sold Cooley Building, a 27,041 office building located in Dallas, Texas, to ABCLD Properties, LLC and ABCLD Income, LLC, both related parties under common control, for a sales price of $2.8 million. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 30, 2010, we sold 51.71 acres of land known as Alliance Centurion 52 land located in Tarrant County, Texas, for a sales price of $2.0 million. The existing loan of $2.0 million, secured by the property, was paid off at close. We recorded a loss of $0.7 million on the sale of the land parcel.

On December 30, 2010, we sold a parking garage known as 217 Rampart located in New Orleans, Louisiana for a sales price of $0.5 million. The existing loan of $0.4 million, secured by the property, was paid off at close. We recorded a loss of $1.7 million on the sale of the parking garage.

On December 31, 2010, we sold 4.3 acres of land known as Grapevine Vineyards land located in Grapevine, Texas, to ART Westwood FL, Inc., a related party under common control, for a sales price of $0.9 million. We recorded a loss on sale of $263,000.

On December 31, 2010, we sold 2.6 acres of land known as Grapevine Vineyards II land located in Grapevine, Texas, to ART Westwood Fl, Inc., a related party under common control, for a sales price of $1.5 million. We recorded a loss on sale of $30,000.

On December 31, 2010, we sold 5.6 acres of land known as Nashville land located in Nashville, Tennessee and 0.7 acres of land known as Kelly Lots land located in Farmers Branch, Texas, to First Equity Properties, Inc., a related party under common control, for a sales price of $0.3 million. There was no gain or loss recorded on this sale.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

Borrower	Maturity Date	Interest Rate	Amount
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in 3334Z Apts
ABC Land & Development(1)	10/15	10.00%	5,779	Marina Landing (256 Unit Apartment Complex)
Dallas Fund XVII LP	10/09	9.00%	1,432	Assignment of partnership interests
Garden Centura LP(1)	N/A	7.00%	3,056	Excess cash flow from partnership
Housing for Seniors of Humble, LLC (Lakeshore Villas)(1)	12/27	5.25%	2,000	Unsecured
Housing for Seniors of Humble, LLC (Lakeshore Villas)(1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Miscellaneous non-related party notes	Various	Various	6,074	Various security interests
Miscellaneous related party notes(1)	Various	Various	3,076	Various security interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado)(1)	12/27	5.25%	5,459	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station)(1)	12/27	5.25%	1,668	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park)(1)	12/27	5.25%	5,059	100% Interest in United Housing of Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park)(1)	12/27	5.25%	3,984	100% Interest in United Housing of Kensington, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)(1)	12/27	5.25%	7,720	100% Interest in United Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/27	5.25%	8,250	100% Interest in United Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Marquis at Vista Ridge)(1)	12/27	5.25%	439	100% Interest in Housing for Seniors of Lewisville LLC
Unified Housing Foundation, Inc. (Parkside Crossing)(1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)(1)	12/27	5.25%	9,986	100% Interest in United Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)(1)	12/27	5.25%	1,323	100% Interest in United Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in United Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I)(1)	12/27	5.25%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II)(1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)(1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Accrued interest			4,767

Total Performing			$99,839
Non-Performing loans:
130 Windmill Farms, L.P.	07/11	7.00%	507	Unsecured
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Accrued interest			39

Total Non-Performing			$3,123
Allowance for estimated losses			(14,348)

Total			$88,614

(1)	Related party notes

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2010, 5.7% of our assets were invested in junior and wraparound mortgage loans.

Effective 2009, interest income is recorded when cash is received, and no accrued interest income is recorded on non-performing notes receivables. If the notes for the years 2010 and 2009 had been performing, an additional interest income totaling $4.3 million and $2.7 million, respectively, would have been recognized.

As of December 31, 2010, the obligors on $90.0 million or 90.88% of the mortgage notes receivable portfolio were due from affiliated entities. Also at that date, $3.1 million or 3.0% of the mortgage notes receivable portfolio was non-performing. At December 31, 2010, approximately 5.7% of our assets were invested in notes and interest receivable.

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and increased in 2010 and 2008. There were no additional allowances for receivables in 2009; our allowance account decreased in 2009 due to loan payoff that had an allowance. The table below shows our allowance for estimated losses (dollars in thousands):

	2010	2009	2008
Balance January 1,	$11,836	$11,874	$2,978
(Decrease) Increase in provision	2,512	(38)	8,896

Balance December 31,	$14,348	$11,836	$11,874

NOTE 5.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting. IOT is a related entity and is consolidated as of July 2009.

Investment accounted for via the equity method consists of the following:

	Percentage ownership as of
	December 31, 2010	December 31, 2009	December 31, 2008
Garden Centura, L.P.(2)	5.00%	5.00%	5.00%
Gruppa Florentina, LLC(2)	20.00%	20.00%	20.00%
Income Opportunity Investors, Inc.(1)	N/A	N/A	25.00%
LK-Four Hickory, LLC(2)	28.57%	28.57%	28.57%

(1)	Consolidated subsidiary as of 7/09
(2)	Other investees

Our partnership interest in Garden Centura, L.P. in the amount of 5.0% is accounted for under the equity method, because we exercise significant influence over the operations and financial activities. We have guaranteed the notes payable and control the day to day activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses.

The market values, other than the unconsolidated subsidiaries, as of the year ended December 31, 2010 and 2009 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

	Unconsolidated Subsidiaries	Other Investees	Total
For the Year Ended December 31, 2010
Real estate, net of accumulated depreciation	$—	$120,672	$120,672
Notes receivable	—	4,905	4,905
Other assets	—	43,266	43,266
Notes payable	—	(90,423)	(90,423)
Other liabilities	—	(14,336)	(14,336)
Shareholders equity/partners’ capital	—	(64,084)	(64,084)

	—	—	—
Revenue	$—	$50,596	$50,596
Depreciation	—	(6,208)	(6,208)
Operating expenses	—	(41,453)	(41,453)
Gain on land sales	—	—	—
Interest expense	—	(6,168)	(6,168)
Loss from continuing operations	—	(3,233)	(3,233)

Income from discontinued operations	—	—	—

Net loss	$—	$(3,233)	$(3,233)

Company’s proportionate share of earnings	$—	$(126)	$(126)

	Unconsolidated Subsidiaries	Other Investees	Total
For the Year Ended December 31, 2009
Real estate, net of accumulated depreciation	$—	$125,510	$125,510
Notes receivable	—	3,927	3,927
Other assets	—	43,595	43,595
Notes payable	—	(92,494)	(92,494)
Other liabilities	—	(11,911)	(11,911)
Shareholders equity/partners’ capital	—	(68,627)	(68,627)

	—	—	—
Revenue	$—	$52,571	$52,571
Depreciation	—	(6,511)	(6,511)
Operating expenses	—	(39,944)	(39,944)
Gain on land sales	—	—	—
Interest expense	—	(6,341)	(6,341)

Loss from continuing operations	—	(225)	(225)
Income from discontinued operations	—	—	—

Net loss	$—	$(225)	$(225)

Company’s proportionate share of earnings	$—	$(39)	$(39)

	Unconsolidated Subsidiaries	Other Investees	Total
For the Year Ended December 31, 2008
Real estate, net of accumulated depreciation	$36,942	$130,538	$167,480
Notes receivable	39,606	3,367	42,973
Other assets	39,005	43,929	82,934
Notes payable	(42,319)	(97,543)	(139,862)
Other liabilities	(2,459)	(9,093)	(11,552)
Shareholders equity/partners’ capital	(70,775)	(71,198)	(141,973)

	—	—	—
Revenue	$3,304	$58,706	$62,010
Depreciation	(61)	(6,244)	(6,305)
Operating expenses	(3,344)	(44,914)	(48,258)
Gain on land sales	—	—	—
Interest expense	(2,043)	(6,382)	(8,425)

Income (loss) from continuing operations	(2,144)	1,166	(978)
Income from discontinued operations	28,854	—	28,854

Net income	$26,710	$1,166	$27,876

Company’s proportionate share of earnings	$6,656	$146	$6,802

NOTE 6.	NOTES AND INTEREST PAYABLE

The following table schedules the principal payments on the notes payable for the following five years and thereafter (dollars in thousands):

Year	Amount
2011	$419,779
2012	182,352
2013	121,153
2014	15,040
2015	9,675
Thereafter	488,984

$1,236,983

Interest payable at December 31, 2010 was $14.8 million. Interest accrues at rates ranging from 2.0% to 13.0% per annum, and mature between 2011 and 2051. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1.3 billion. Of the total notes payable, the senior debt is $1.19 billion, junior debt is $26.7 million, and other debt is $17.0 million. Included in senior debit are property tax loans of $2.6 million.

With respect to the additional notes payable due to the acquisition of properties, a summary of some of the more significant transactions are discussed below:

On February 18, 2010, we purchased 15.88 acres of Furniture Row land located in Midland, Texas, for $2.2 million. We financed the transaction with $0.3 million cash, a $0.8 million draw on a construction loan with a commercial lender, and a $1.0 million loan provided by the seller. The seller financing accrues interest, payable monthly, at 8.0% and matures on March 18, 2011. A construction loan in the amount of $24.5 million was taken out to fund the development of Blue Ridge apartments, 290-unit complex. The note accrues interest at 5.37%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

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

On March 30, 2010, we refinanced the existing mortgage on Spyglass apartments, a 256-unit complex located in Mansfield, Texas, for a new mortgage of $15.8 million. We paid off the existing mortgage of $15.5 million and $0.4 million in closing costs. The note accrues interest at 4.75% and payments of interest and principal are due monthly based upon a 37-year amortization schedule, maturing on April 1, 2047.

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

On July 30, 2010, a construction loan with a commercial lender in the amount of $11.2 million was obtained to fund the development of the Sonoma Court apartments, a 124-unit complex located in Rockwall, Texas. The loan accrues interest at 5.35%, payable monthly as interest only, until November 1, 2011. Thereafter, payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

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

On November 30, 2010, we refinanced the existing mortgage on Dakota Arms apartments, a 208-unit complex located in Lubbock, Texas, for a new mortgage of $12.5 million. We paid down the existing debt of $12.0 million and $0.5 million in closing costs. The note accrues interest at 4.28% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on River Oaks apartments, a 180-unit complex located in Wylie, Texas, for a new mortgage of $9.9 million. We paid down the existing debt of $9.4 million and $0.5 million in closing costs. The note accrues interest at 3.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On November 30, 2010, we refinanced the existing mortgage on Wildflower Villas apartments, a 220-unit complex located in Temple, Texas, for a new mortgage of $13.9 million. We paid down the existing debt of $13.4 million and $0.5 million in closing costs. The note accrues interest at 4.27% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2050.

On December 30, 2010, we refinanced the existing mortgage on Windsong apartments, a 188-unit complex located in Fort Worth, Texas, for a new mortgage of $10.7 million. We paid down the existing debt of $10.3 million and $0.4 million in closing costs. The note accrues interest at 4.25% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on January 1, 2051.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation”. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

NOTE 7.	STOCK-SECURED NOTES PAYABLE

ARL has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the fair value of marketable equity securities. ARL also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI and ARL’s trading portfolio securities and bear interest rates ranging from 4.25% to 12.3% per annum. Margin borrowings were $23.1 million at December 31, 2010 and $24.9 million at December 31, 2009, representing 1.87% and 1.76%, respectively, of the market values of the equity securities at those dates.

NOTE 8.	RELATED PARTY TRANSACTIONS AND FEES

The Advisory Agreement provides for Prime or an affiliate of Prime to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. Cost reimbursements are allocated based on the relative market values of the Company’s assets. The fees paid to our advisor and cost reimbursements are detailed below (dollars in thousands):

	2010	2009	2008
Fees:
Advisory fee	$15,770	$15,683	$15,940
Incentive fee	—	—	7,953
Net income fee	145	115	3,041
Adjust 2009 net income fee	(45)	—	—
Construction supervision	1,761	941	3,409
Property acquisition and sales	31	41	1,041
Mortgage brokerage and equity refinancing	1,667	674	503

	$19,329	$17,454	$31,887

Cost reimbursements	$4,882	$5,405	$6,741

Rent revenue	$2,595	$2,901	$3,414

Interest paid/(received)	$1,470	$208	$(3,769)

Cost reimbursements incurred by BCM and Prime related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, an affiliate, Regis I and related parties:

	2010	2009	2008
Fees:
Property acquisition	$106	$136	$2,910
Real estate brokerage	1,497	1,536	5,228
Property and construction management and leasing commissions	2,896	3,003	4,131

	$4,499	$4,675	$12,269

Rents received from Prime and its affiliates for ARL-owned properties in 2010, 2009, and 2008 include Addison Hanger, Browning Place, Eagle Crest, Fenton Center, Folsom, GNB, One Hickory, Senlac, Thermalloy, and Two Hickory.

As of December 31, 2010, ARL has notes and interest receivable of $90.0 million due from related parties. See discussion in Part 2, Item 8, Note 3. “Notes and Interest Receivable”.

The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2010 (dollars in thousands):

Balance, December 31, 2009	$(20,574)
Cash transfers	520
Advisory fees	(15,770)
Net income fee	(100)
Cost reimbursements	(4,882)
Interest to Advisor	(1,471)
Fees and commissions to Prime/Regis	(3,301)
Construction management fees	(1,761)
POA fees	(498)
Regis incentive fee	6,886
Expenses paid by Advisor	2,015
Financing (mortgage payments)	(2,045)
Note receivable with affiliate	26,581
Sales/purchase transactions	5,118
Intercompany property transfers	(2,937)

Balance, December 31, 2010	$(12,219)

Below are property sales that involve a related party:

On March 17, 2010, we sold our membership in IGCH Villager Associates, Ltd. to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $1.5 million. This entity owns the Villager Apartments, a 33-unit complex located in Fort Walton Beach, Florida. We received $0.8 million in cash, and the buyer assumed the existing mortgage of $0.7 million secured by the property. The project was sold to a related party; therefore, the gain of $0.4 million was deferred and will be recorded upon sale to a third party.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property. The property was sold to a related party; therefore, the gain of $5.8 million was deferred. The deferred gain was recognized in June 2010, upon sale of the property to a third party.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit complex located in Longview, Texas. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on

May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On June 16, 2010, we sold the Chateau apartments, a 115-unit complex located in Bellevue, Nebraska, to One Realco Retail, Inc. and TCI Woodsong, Inc., both related parties under common control, for a sales price of $2.9 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. The property was sold to a related party; therefore, the gain of $2.4 million was deferred. The deferred gain was recognized in July 2010, upon sale of the property to a third party.

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

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas, to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

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

On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $8.3 million. This entity owns a 122,205 square foot retail center known as Bridgeview Plaza located in La Crosse, Wisconsin. We provided $2.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $6.2 million, secured by the property, but did not assume the obligation of our guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On September 21, 2010, we sold our investment in Thornwood Apartments, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $6.7 million. This entity owns 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas. We provided $1.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $5.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in EQK Windmill Farms, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $64.5 million. This entity owns 2,957.95 acres of land known as Windmill Farms land located in Kaufman County, Texas. We provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $30.7 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, We remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by us as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 4, 2015.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided

$6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Austin, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million due to us. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On December 23, 2010, ARL sold 34 properties, which consisted of six commercial buildings comprising an aggregate of 1.4 million square feet, approximately 3,683 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of$229.2 million. The buyer assumed the existing mortgages of $174.1 million secured by the properties and we provided $55.1 million in seller financing notes with a five-year note term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015.We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 23, 2010, we sold Cooley Building, a 27,041 office building located in Dallas, Texas, to ABCLD Properties, LLC and ABCLD Income, LLC, both related parties under common control, for a sales price of $2.8 million. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 31, 2010, we sold 4.3 acres of land known as Grapevine Vineyards land located in Grapevine, Texas, to ART Westwood FL, Inc., a related party under common control, for a sales price of $0.9 million. We recorded a loss on sale of $263,000.

On December 31, 2010, we sold 2.6 acres of land known as Grapevine Vineyards II land located in Grapevine, Texas, to ART Westwood Fl, Inc., a related party under common control, for a sales price of $1.5 million. We recorded a loss on sale of $30,000.

On December 31, 2010, we sold 5.6 acres of land known as Nashville land located in Nashville, Tennessee and 0.7 acres of land known as Kelly Lots land located in Farmers Branch, Texas, to First Equity Properties, Inc., a related party under common control, for a sales price of $0.3 million. There was no gain or loss recorded on this sale.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

NOTE 9.	DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2010, 2009, or 2008. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 10.	PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2010, 3,389,546 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2010, there were 1,505,731 Class A units outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. On or after December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. In January 2006, the company redeemed 1,625,000 Class A limited partner units for $1.6 million in cash. At December 31, 2010, no shares of Series C Preferred Stock were outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2010, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2010, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2010.

NOTE 11.	STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). The plan was terminated effective December 31, 2005. As of July 1, 2008, all options still outstanding under the plan expired. There are no remaining options outstanding under this plan as of December 31, 2010.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2010, there were 2,000 shares outstanding which were exercisable at $9.70 per share.

NOTE 12.	INCOME TAXES

During 2009, ARL’s subsidiary TCI acquired stock of Income Opportunity Realty Investors, Inc. (IOT), such that more than 80% of IOT was owned by TCI. As a result, IOT joined the ARL consolidated group and joined a Tax Sharing and Compensating Agreement with TCI and ARL governing the use of current losses to offset taxable income. There was no deferred tax expense (benefit) recorded for 2010, 2009 or 2008 as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows:

	2010	2009	2008
Computed “expected” income tax (benefit) expense	$(34,368)	$(24,549)	$8,149
Book to tax differences in gains on sale of property.	419	(12,767)	(21,683)
Book to tax differences from entities not consolidated for tax purposes	(3,638)	9,786	7,087
Book to tax differences of depreciation and amortization	1,871	1,607	1,313
Book to tax differences from insurance proceeds	—	—	—
Use of net operating Loss carryforwards	—	—	—
Valuation allowance against current net operating loss benefit	51,685	12,749	8,853
Other book to tax differences	(15,969)	13,174	(3,719)

	$—	$—	$—

Alternative Minimum Tax	$—	$—	$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2010	2009	2008
Net operating losses and tax credits	$82,398	$75,043	$55,299

Basis difference of
Real estate holdings and equipment	(54,602)	(50,020)	(32,853)
Notes receivable	10,329	9,550	9,479
Investments	(14,462)	(14,544)	(13,322)
Goodwill and intangibles	—	—	—
Notes payable	56,208	56,410	32,143
Deferred gains	41,312	34,553	30,608

Total	121,183	110,992	81,354
Deferred tax valuation allowance	(121,183)	(110,992)	(81,354)

Net deferred tax asset	$—	$—	$—

At December 31, 2010, 2009 and 2008 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $64.3 million expiring through the year 2030.

NOTE 13.	FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses, shopping centers, and a merchandise mart). The leases, thereon, expire at various dates through 2020. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2010 (dollars in thousands):

2011	$34,015
2012	28,495
2013	18,226
2014	13,190
2015	8,589
Thereafter	15,346

$117,861

NOTE 14.	OPERATING SEGMENTS

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate. There are no intersegment revenues and expenses and ARL conducted all of its business within the United States, with the exception of Hotel Akademia, a 161-room hotel in Wroclaw, Poland, which was sold March 28, 2008. See “Note 2. “Real Estate”.

Presented below is the operating income of each operating segment and each segment’s assets for 2010, 2009 and 2008 (dollars in thousands):

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/10
Operating revenue	$67,912	$76,921	$11,476	$621	$100	$157,030
Operating expenses	41,384	41,369	10,059	3,498	7	96,317
Depreciation and amortization	13,191	15,005	1,121	—	(410)	28,907
Mortgage and loan interest	19,549	33,534	3,006	14,247	8,730	79,066
Interest income	—	—	—	—	8,425	8,425
Loss on land sales	—	—	—	(10,103)	—	(10,103)

Segment operating income (loss)	$(6,212)	$(12,987)	$(2,710)	$(27,227)	$198	$(48,938)

Capital expenditures	293	233	—	—	—	526
Assets	313,770	589,611	17,502	430,782	(19,080)	1,332,585

Property Sales
Sales price	$6,470	$195,984	$—	$28,357	$—	$230,811
Cost of sale	8,376	151,735	—	43,400	—	203,511
Deferred current gain	—	29,194	—	3	—	29,197
Recognized prior deferred gain	—	6,157	—	4,943	—	11,100

Gain on sale	$(1,906)	$21,212	$—	$(10,103)	$—	$9,203

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/09
Operating revenue	$75,153	$73,576	$14,073	$1,612	$(2,551)	$161,863
Operating expenses	41,270	42,176	11,456	(114)	214	95,002
Depreciation and amortization	13,516	13,276	1,142	(185)	(1,276)	26,473
Mortgage and loan interest	19,172	30,051	3,154	18,834	7,321	78,532
Interest income	—	—	—	—	9,701	9,701
Gain on land sales	—	—	—	11,605	—	11,605

Segment operating income (loss)	$1,195	$(11,927)	$(1,679)	$(5,318)	$891	$(16,838)

Capital expenditures	1,934	367	93	376	—	2,770
Assets	336,056	704,926	26,421	508,971	—	1,576,374

Property Sales
Sales price	$8,000	$30,640	$—	$43,524	$—	$82,164
Cost of sale	2,871	19,019	—	35,317	—	57,207
Deferred current gain	1,955	5,221	—	—	—	7,176
Recognized prior deferred gain	532	—	—	3,398	—	3,930

Gain on sale	$3,706	$6,400	$—	$11,605	$—	$21,711

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For year ended 12/31/08
Operating revenue	$72,984	$62,206	$18,550	$3,212	$(6,307)	$150,645
Operating expenses	44,767	35,687	13,672	6,916	1,026	102,068
Depreciation and amortization	12,025	8,432	1,126	(49)	3	21,537
Mortgage and loan interest	20,928	27,700	3,365	17,385	11,623	81,001
Interest income	—	—	—	—	10,876	10,876
Gain on land sales	—	—	—	5,584	—	5,584

Segment operating income (loss)	$(4,736)	$(9,613)	$387	$(15,456)	$(8,083)	$(37,501)

Capital expenditures	4,048	(168)	1,510	(3,091)	—	2,299
Assets	366,455	747,524	27,461	461,629	—	1,603,069

Property Sales
Sales price	$26,193	$111,727	$41,749	$21,466	$—	$201,135
Cost of sale	10,171	34,333	15,593	12,623	—	72,720
Deferred current gain	—	—	—	3,259	—	3,259
Recognized prior deferred gain	—	—	—	—	—	—

Gain on sale	$16,022	$77,394	$26,156	$5,584	$—	$125,156

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	2010	2009	2008
Segment operating loss	$(48,938)	$(16,838)	$(37,501)
Other non-segment items of income (expense)
General and administrative	(12,640)	(14,690)	(16,854)
Advisory fees	(15,770)	(15,683)	(15,940)
Litigation	—	(1,458)	(870)
Provision on impairment of notes receivable and real estate assets	(61,311)	(44,578)	(7,417)
Other income (expense)	9,460	4,169	5,200
Equity in earnings of investees	(200)	35	(968)
Gain on foreign currency transaction	222	292	(517)
Deferred tax benefit	8,456	2,132	35,575

Loss from continuing operations	$(120,721)	$(86,619)	$(39,292)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS
	2010	2009	2008
Segment assets	$1,332,585	$1,576,374	$1,603,069
Investments in real estate partnerships	12,491	13,149	27,113
Investments in marketable securities	—	—	2,775
Other assets and receivables	212,199	211,384	198,863
Assets held for sale	—	5,147	10,333

Total assets	$1,557,275	$1,806,054	$1,842,153

NOTE 15.    DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2010, 2009 and 2008. Income from discontinued operations relates to 15, 10, and 37 properties that were sold or repositioned in 2010, 2009 and 2008, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Revenue
Rental	$11,714	$26,625	$31,702
Property operations	5,926	14,728	18,874

	5,788	11,897	12,828
Expenses
Other income	3,697	87	1,018
Interest	(4,820)	(11,196)	(18,154)
General and administrative	(52)	6	(1,292)
Litigation settlement	(5)	(5)	(261)
Depreciation	(1,566)	(4,803)	(6,458)

	(2,746)	(15,911)	(25,147)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	3,042	(4,014)	(12,319)
Gain on sale of discontinued operations	19,306	10,106	119,572
Net income and sales fee to affiliate	—	—	(10,994)
Equity of investees gain on sale	—	—	5,681

Income from discontinued operations before tax	22,348	6,092	101,940
Tax expense	(7,822)	(2,132)	(35,679)

Income from discontinued operations	$14,526	$3,960	$66,261

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2010, 2009 and 2008 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 16.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2010, 2009, and 2008 (dollars in thousands):

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$40,394	$39,419	$38,844	$38,373
Total operating expenses	38,249	39,663	37,978	99,055

Operating (loss) income	2,145	(244)	866	(60,682)
Other income (expense)	(17,604)	(18,048)	(17,160)	(8,347)

Loss before gain on land sales, non-contolling interest, and taxes	(15,459)	(18,292)	(16,294)	(69,029)
Gain (loss) on land sales	7	(4,122)	(72)	(5,916)
Income tax expense	1,100	1,793	1,823	3,740

Net loss from continuing operations	(14,352)	(20,621)	(14,543)	(71,205)

Net income from discontinuing operations	865	3,329	3,386	6,946

Net loss	(13,487)	(17,292)	(11,157)	(64,259)
Less: net (income) loss attributable to non-controlling interest	1,577	3,543	2,140	4,188
Preferred dividend requirement	(622)	(622)	(622)	(622)

Net loss applicable to common shares	$(12,532)	$(14,371)	$(9,639)	$(60,693)

PER SHARE DATA
Earnings per share—basic
Net loss from continuing operations	$(1.16)	$(1.55)	$(1.13)	$(5.96)
Net income from discontinued operations	0.08	0.29	0.29	0.61

Net loss applicable to common shares	$(1.08)	$(1.26)	$(0.84)	$(5.35)

Weighted average common shares used in computing earnings per share	11,514,038	11,510,322	11,485,444	11,344,153

Earnings per share—diluted
Net loss from continuing operations	$(1.16)	$(1.55)	$(1.13)	$(5.96)
Net income from discontinued operations	0.08	0.29	0.29	0.61

Net loss applicable to common shares	$(1.08)	$(1.26)	$(0.84)	$(5.35)

Weighted average common shares used in computing diluted earnings per share	11,514,038	11,510,322	11,485,444	11,344,153

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$41,132	$40,055	$41,472	$39,204
Total operating expenses	37,778	65,827	39,584	53,237

Operating income (loss)	3,354	(25,772)	1,888	(14,033)
Other income (expense)	(12,916)	(19,169)	(18,971)	(14,737)

Loss before gain on land sales, non-contolling interest, and taxes	(9,562)	(44,941)	(17,083)	(28,770)
Gain on land sales	168	8,040	3,397	—
Income tax benefit (expense)	387	1,147	904	(306)

Net loss from continuing operations	(9,007)	(35,754)	(12,782)	(29,076)

Net income (loss) from discontinuing operations	718	2,130	1,679	(567)

Net loss	(8,289)	(33,624)	(11,103)	(29,643)
Less: net (income) loss attributable to non-controlling interest	1,685	5,338	1,526	3,969
Preferred dividend requirement	(622)	(622)	(622)	(622)

Net loss applicable to common shares	$(7,226)	$(28,908)	$(10,199)	$(26,296)

PER SHARE DATA
Earnings per share—basic
Net loss from continuing operations	$(0.68)	$(2.70)	$(1.03)	$(2.23)
Net income (loss) from discontinued operations	0.06	0.18	0.15	(0.05)

Net income (loss) applicable to common shares	$(0.62)	$(2.52)	$(0.88)	$(2.28)

Weighted average common shares used in computing earnings per share	11,514,038	11,514,038	11,514,038	11,514,038

Earnings per share—diluted
Net loss from continuing operations	$(0.68)	$(2.70)	$(1.03)	$(2.23)
Net income (loss) from discontinued operations	0.06	0.18	0.15	(0.05)

Net income (loss) applicable to common shares	$(0.62)	$(2.52)	$(0.88)	$(2.28)

Weighted average common shares used in computing diluted earnings per share	11,514,038	11,514,038	11,514,038	11,514,038

	Three Months Ended 2008
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2008
Total operating revenues	$32,581	$38,611	$39,950	$39,503
Total operating expenses	54,459	35,957	31,728	41,672

Operating income (loss)	(21,878)	2,654	8,222	(2,169)
Other income (expense)	(19,417)	(21,139)	(1,957)	(24,767)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(41,295)	(18,485)	6,265	(26,936)
Gain on land sales	1,275	2,890	1,172	247
Income tax benefit (expense)	35,066	1,008	(4,527)	4,028

Net income (loss) from continuing operations	(4,954)	(14,587)	2,910	(22,661)

Net income (loss) from discontinuing operations, net of non-controlling interest	77,257	(297)	(12,198)	1,499

Net income (loss)	72,303	(14,884)	(9,288)	(21,162)
Less: net (income) loss attributable to non-controlling interest	(11,877)	2,417	1,459	3,666
Preferred dividend requirement	(622)	(622)	(622)	(621)

Net income (loss) applicable to common shares	$59,804	$(13,089)	$(8,451)	$(18,117)

PER SHARE DATA
Earnings per share—basic
Net income (loss) from continuing operations	$(1.52)	$(1.12)	$0.33	$(1.69)
Net income (loss) from discontinued operations	6.73	(0.03)	(1.10)	0.13

Net income (loss) applicable to common shares	$5.21	$(1.15)	$(0.77)	$(1.56)

Weighted average common shares used in computing earnings per share	11,479,880	11,471,879	11,133,945	11,514,038

Earnings per share—diluted
Net income (loss) from continuing operations	$(1.52)	$(1.12)	$0.33	$(1.69)
Net income (loss) from discontinued operations	6.73	(0.03)	(1.10)	0.13

Net income (loss) applicable to common shares	$5.21	$(1.15)	$(0.77)	$(1.56)

Weighted average common shares used in computing diluted earnings per share	11,479,880	11,471,879	11,133,945	11,514,038

Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360.

NOTE 17.    COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

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

Liquidity.    Management believes that ARL will generate excess cash flow from property operations in 2011, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts.    ARL is the limited partner in five partnerships currently constructing residential properties. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements.

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

NOTE 18.    EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,389,546 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive. The majority of the stock options issued expired July 1, 2008. The remaining 2,000 stock options still outstanding will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of December 31, 2010, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 19.    SUBSEQUENT EVENTS

Subsequent to year end, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been taken in 2010 and the sales that were deferred will be recognized in 2011, when ownership transferred to a third party.

During the first three months of 2011, several land parcels owned by various Woodmont entities have been transferred to the lender for credit against the loan balance. These properties were impaired in 2008 and 2009 and we do not anticipate any additional losses. This includes the land parcels Galleria West Hotel, Galleria West Lofts, Galleria East Center Retail and Las Colinas Station.

On January 26, 2011 we sold our investment in TCI Willowbrook Village, Inc. to TX LTS Investments, Inc., a related party under common control, for $7.8 million. This entity owns a 179,741 square foot shopping center in Coldwater, Michigan. The buyer will assume the existing mortgage, secured by the property, of $5.6 million and we provided seller financing for $2.2 million. The note will accrue interest at 6% and will mature on January 26, 2016. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On January 3, 2011, we sold our membership interests in TCI Manhattan 1, LLC to ABCLD Income, LLC, a related party under common control, for $4.1 million. This entity owns 72.138 acres of land in Dallas, TX. The buyer will assume the existing mortgage, secured by the property, of $2.4 million and we provided seller financing for $1.7 million. The note will accrue interest at 6% and will mature on January 3, 2016. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

Schedule III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$925	$378	$2,683	$—	$313	$691	$2,683	$3,373	$330	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,676	439	9,751	—	201	439	9,951	10,390	2,149	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,922	287	4,451	—	—	287	4,451	4,738	344	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,335	740	10,435	—	—	740	10,435	11,175	1,537	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	5,137	762	6,856	—	—	762	6,856	7,618	520	2007	04/08	5-40 years
Capitol Hill, Little Rock, AR	8,970	1,860	7,948	—	—	1,860	7,948	9,807	1,294	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,657	186	5,733	—	702	847	5,774	6,620	841	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,527	921	12,644	—	231	921	12,875	13,796	1,924	2004	01/04	40 years
David Jordan Phase II Greenwood, MS	617	51	1,521	—	225	277	1,521	1,798	222	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	649	83	2,115	—	356	439	2,115	2,554	260	2003	01/06	40 years
Desoto Ranch, Desoto, TX	16,205	1,349	16,783	—	—	1,349	16,783	18,132	3,062	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,463	761	18,467	—	24	761	18,491	19,252	847	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,576	1,318	14,039	—	327	1,318	14,366	15,684	3,258	2001	10/01	40 years
Heather Creek, Mesquite, TX	12,008	1,326	12,015	—	—	1,326	12,015	13,341	1,802	2003	03/03	40 years
Huntington Ridge, DeSoto, TX	14,773	1,693	15,927	—	9	1,693	15,936	17,630	927	2007	10/04	40 years
Laguna Vista, Dallas, TX	17,157	288	20,743	—	497	370	21,158	21,528	2,150	2006	12/04	40 years
Lake Forest, Houston, TX	12,234	335	12,267	—	1,435	335	13,702	14,037	1,827	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,558	1,318	17,215	—	697	1,318	17,912	19,230	1,535	2006	07/05	40 years
Mansions of Mansfield, Mansfield, TX	16,050	977	17,799	—	—	977	17,799	18,775	778	2009	09/05	40 years
Mariposa Villas, Dallas, TX	11,822	721	12,825	—	—	722	12,825	13,547	1,763	2002	01/02	40 years
Mission Oaks, San Antonio, TX	15,096	1,266	16,627	—	212	1,266	16,839	18,105	1,512	2005	05/05	40 years
Monticello Estate, Monticello, AR	511	36	1,493	—	263	285	1,508	1,793	196	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,759	1,301	14,525	—	—	1,301	14,525	15,826	488	2009	10/07	40 years
Paramount Terrace, Amarillo, TX	2,893	312	2,805	—	—	312	2,805	3,117	953	1983	05/00	40 years
Park at Clarksville, Clarksville, TN	13,171	571	14,390	—	102	571	14,492	15,063	807	2007	06/02	40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments-(Continued)
Parc at Maumelle, Little Rock, AR	16,229	1,048	17,688	—	617	1,048	18,305	19,353	1,731	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,674	947	12,226	—	486	947	12,713	13,660	1,269	2006	05/05	40 years
Parc at Rogers, Rogers, AR	20,067	1,482	22,993	—	266	1,749	22,993	24,742	1,347	2007	04/04	40 years
Pecan Pointe, Temple, TX	16,541	1,744	16,876	—	144	1,744	17,020	18,764	1,055	2007	10/06	40 years
Portofino, Farmers Branch, TX	20,375	1,729	23,037	—	13	1,729	23,050	24,779	1,311	2007	09/06	40 years
Preserve at Pecan Creek, Denton, TX	14,893	885	16,626	—	—	885	16,626	17,511	962	2008	10/05	40 years
Quail Hollow, Holland, OH	11,129	1,406	12,650	—	—	1,406	12,650	14,056	843	2000	04/08	5-40 years
River Oaks, Wylie, TX	9,849	590	11,674	—	148	590	11,822	12,412	2,306	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	331	23	1,537	—	175	198	1,537	1,736	232	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,261	52	4,007	—	363	297	4,126	4,423	862	2003	01/06	40 years
Savoy of Garland, Garland, TX	10,245	760	11,499	—	147	760	11,646	12,406	348	2009	10/06	5-40 years
Spyglass, Mansfield, TX	15,653	1,165	14,172	—	905	1,175	15,066	16,241	2,572	2002	03/02	40 years
Stonebridge at City Park, Houston, TX	13,993	1,545	14,786	—	97	1,545	14,883	16,428	2,180	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,908	1,882	13,247	—	135	1,882	13,382	15,264	406	2009	08/08	40 years
Treehouse, Irving, TX	5,157	297	2,672	—	—	297	2,672	2,969	456	1974	05/04	5-40 years
Verandas at City View, Fort Worth, TX	17,348	1,792	18,375	—	1,195	1,791	19,570	21,361	3,602	2003	09/01	40 years
Vistas of Pinnacle Park, Dallas, TX	19,070	1,750	19,808	—	111	1,750	19,920	21,670	3,196	2002	10/02	40 years
Vistas of Vance Jackson, San Antonio, TX	15,408	1,265	16,540	—	189	1,327	16,666	17,993	2,198	2004	01/04	40 years
Westwood, Mary Esther, FL	3,265	172	1,337	—	—	172	1,338	1,509	293	1972	03/02	5-40 years
Whispering Pines, Topeka, KS	9,467	244	4,831	—	596	244	5,427	5,671	4,713	1974	02/78	15-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments—(Continued)
Wildflower Villas, Temple, TX	13,916	1,119	15,526	—	122	1,119	15,648	16,768	1,359	2004	03/04	40 years
Windsong, Fort Worth, TX	10,745	790	11,526	—	—	790	11,526	12,316	1,973	2002	07/03	40 years

	$513,215	$41,966	$555,689	$—	$11,306	$44,610	$564,348	$608,959	$66,540
Apartments Under Construction
Blue Ridge, Midland, TX	$17,955	$2,259	$15,368	$—	$—	$2,259	$15,368	$17,627	$—	—	02/10	—
Lodge at Pecan Creek, Denton, TX	3,550	1,349	1,675	—	—	1,349	1,675	3,024	—	—	10/05	—
Parc at Denham Springs, Lake Charles, LA	15,255	1,022	15,339	—	—	1,022	15,339	16,361	—	—	07/07	—
Sonoma Court, Rockwall, TX	3,682	941	2,720	—	—	941	2,720	3,661	—	—	07/10	—
Toulon, Gautier, MS	6,574	1,621	4,884	—	—	1,993	4,512	6,505	—	—	09/09	—

	$47,016	$7,191	$39,986	$—	$—	$7,564	$39,614	$47,178	$—
Commercial
225 Baronne, New Orleans, LA	$—	$1,065	$492	$—	$7,301	$1,065	$7,794	$8,858	$7,619	1960	03/98	5-40 years
305 Baronne, New Orleans, LA	5,353	211	1,953	—	451	211	2,404	2,616	284	1902	08/06	5-40 years
600 Las Colinas, Las Colinas, TX	35,210	5,751	51,759	—	5,707	5,751	57,466	63,217	9,580	1984	08/05	5-40 years
Addison Hanger I, Addison, TX	—	1,481	724	—	49	1,481	774	2,255	417	1992	12/99	5-40 years
Addison Hanger II, Addison, TX	—	—	1,207	—	79	—	1,286	1,286	416	2000	12/99	5-40 years
Alpenloan, Dallas, TX	384	1,061	261	—	—	1,061	261	1,322	17	—	05/08	5-40 years
Browning Place (Park West I), Farmers Branch, TX	32,416	5,096	45,868	—	6,197	5,096	52,065	57,161	7,669	1984	04/05	5-40 years
Clark Garage, New Orleans, LA	—	1,033	9,293	—	26	1,033	9,319	10,352	808	—	08/06	40 years
Cross County Mall, Matoon, IL	8,849	608	4,891	—	7,802	1,394	11,907	13,301	11,697	1971	08/79	5-40 years
Denver Merchandise Mart, Denver, CO	21,591	5,986	4,967	—	20,252	5,994	25,211	31,205	12,887	1965/1986	04/94	7-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Commercial—(Continued)
Ergon Office Building, Jackson, Ms	1,878	201	1,914	—	—	201	1,914	2,115	104	—	11/08	5-40 years
Fruitland Plaza, Fruitland Park, FL	—	17	—	—	16	17	16	33	16	—	05/92	40 years
One Hickory Center, Farmers Branch, TX	9,006	1,221	7,657	—	87	1,221	7,744	8,965	1,281	1998	01/00	7-40 years
Senlac VHP, Farmers Branch, TX	628	622	—	—	142	622	142	765	67	—	08/05	40 years
Sesame Square, Anchorage, AK	1,141	562	1,299	—	206	562	1,505	2,068	1,418	1981	12/81	17-40 years
Stanford Center, Dallas, TX	24,844	3,878	34,862	—	208	3,878	35,070	38,948	2,264	—	06/08	5-40 years
Two Hickoy Center, Farmers Branch, TX	9,171	1,150	8,667	—	1,281	1,150	9,949	11,099	3,751	2000	06/05	3-40 years

	$150,471	$29,944	$175,814	$—	$49,806	$30,738	$224,826	$255,565	$60,295
Land
1013 Common St, New Orleans, LA	$—	$530	$—	$—	$159	690	$—	$690	$—	—	08/98	—
Alliance Airport, Tarrant County, TX	490	895	—	—	—	895	—	895	—	—	05/05	—
Audubon, Adams County, MS	—	519	—	—	297	815	—	815	—	—	—	—
Backlick Land, Springfield, VA	—	74	—	—	—	74	—	74	—	—	10/07	—
Cooks Lane Land, Ft. Worth, TX	511	1,046	—	—	10	1,056	—	1,056	—	—	06/04	—
Copperridge, Dallas, TX	4,326	6,392	—	—	1,119	7,510	—	7,510	—	—	01/08	—
Dedeaux, Gulfport, MS	1,520	1,612	—	—	46	1,658	—	1,658	—	—	10/06	—
Denham Springs, Denham Springs, LA	230	339	—	—	—	339	—	339	—	—	08/08	—
Denton (Andrew B), Denton, TX	507	895	—	—	8	903	—	903	—	—	12/05	—
Denton (Andrew C), Denton, TX	144	318	—	—	—	318	—	318	—	—	12/05	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Denton Coonrod, Denton, TX	766	1,848	—	—	—	1,848	—	1,848	—	—	07/09	—
Desoto Ranch, Desoto, TX	499	898	—	—	27	925	—	925	—	—	10/04	—
Elm Fork Land, Denton County, TX	1,938	2,963	—	—	—	2,963	—	2,963	—	—	03/01	—
Folsom Land, Dallas, TX	50	3,341	—	—	—	3,341	—	3,341	—	—	06/06	—
Galleria East Center Retail, Dallas, TX	19,057	25,653	—	—	11,765	37,418	—	37,418	—	—	11/06	—
Galleria West Hotel, Dallas, TX	1,225	1,681	—	—	487	2,169	—	2,169	—	—	11/06	—
Galleria West Lofts, Dallas, TX	5,230	6,094	—	—	3,349	9,443	—	9,443	—	—	11/06	—
Gautier Land, Gautier, MS	750	2,526	—	—	127	2,653	—	2,653	—	—	07/98	—
GNB Land, Farmers Branch, TX	10,129	4,385	—	—	32	4,418	—	4,418	—	—	07/06	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,710	3,131	—	—	387	3,518	—	3,518	—	—	03/08	—
Hunter Equities Land, Dallas, TX	—	398	—	—	—	398	—	398	—	—	07/08	—
Jackson Capital City Center, Jackson,MS	8,416	8,986	—	—	4,469	13,455	—	13,455	—	—	11/08	—
Keller Springs Lofts, Addison, TX	2,695	3,378	—	—	2,388	5,766	—	5,766	—	—	10/06	—
Kinwest Manor, Irving, TX	1,108	1,819	—	—	1,707	3,526	—	3,526	—	—	10/06	—
LaDue Land, Farmers Branch, TX	750	1,810	—	—	—	1,810	—	1,810	—	—	07/98	—
Lake Shore Villas, Humble, TX	—	81	—	—	3	84	—	84	—	—	03/02	—
Lamar/Parmer, Austin, TX	1,087	1,589	—	—	615	2,204	—	2,204	—	—	01/00	—
Las Colinas Station, Las Colinas, TX	5,663	6,985	—	—	3,992	10,977	—	10,977	—	—	11/06	—
Las Colinas Village, Las Colinas, TX	7,215	3,484	—	—	2,895	6,379	—	6,379	—	—	11/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands )
Properties Held for Investment—(Continued)
Land—(Continued)
Lubbock Land, Lubbock, TX	12	234	—	—	—	234	—	234	—	—	01/04	—
Luna (Carr), Farmers Branch, TX	385	589	—	—	—	589	—	589	—	—	07/05	—
Luna Ventures, Farmers Branch TX	1,069	2,934	—	—	—	2,934	—	2,934	—	—	04/08	—
Manhattan Land, Farmers Branch, TX	3,742	23,389	—	(16,981)	169	6,577	—	6,577	—	—	02/00	—
Mansfield Land, Mansfield, TX	880	543	—	—	3	546	—	546	—	—	09/05	—
Mckinney 36, Collin County, TX	3,898	1,769	—	—	—	1,769	—	1,769	—	—	01/98	—
Mckinney Ranch Land, McKinney, TX	14,158	21,402	—	—	744	22,147	—	22,147	—	—	12/05	—
Meloy/Portage Land, Kent, OH	2,063	5,119	—	—	—	5,119	—	5,119	—	—	02/04	—
Mira Lago, Farmers Branch, TX	—	53	—	—	15	68	—	68	—	—	05/01	—
Nakash, New York	—	103	—	—	—	103	—	103	—	—	01/93	—
Nicholson Croslin, Dallas, TX	116	63	—	—	—	63	—	63	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	49	27	—	—	—	27	—	27	—	—	10/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	—	390	1,808	—	1,808	—	—	10/07	—
Palmer Lane (Las Praderas), Austin, TX	13,678	22,756	—	(9,200)	63	13,619	—	13,619	—	—	12/05	—
Pioneer Crossing (38.54 acres), Austin, TX	1,185	614	—	(72)	952	1,494	—	1,494	—	—	03/06	—
Pioneer Crossing (257 acres), Austin, TX	12,000	6,713	—	—	2,339	9,052	—	9,052	—	—	05/97	—
Polo Estates At Bent Tree, Dallas, TX	2,866	4,003	—	—	2,048	6,051	—	6,051	—	—	11/06	—
Port Olpenitz GmbH, Kappelin, Germany	5,447		—	—	31,526	31,526	—	31,526	—	—	12/06	—
Seminary West Land, Fort Worth, TX	11	136	—	—	—	136	—	136	—	—	07/01	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands )
Properties Held for Investment—(Continued)
Land—(Continued)
Senlac Land, Farmers Branch, TX	344	656	—	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	912	1,643	—	—	428	2,071	—	2,071	—	—	09/03	—
Siskiyou County Land, Siskiyou County, CA	—	3	—	—	—	3	—	3	—	—	08/96	—
Southwood Plantation 1394, Tallahassee, FL	578	1,209	—	—	119	1,329	—	1,329	—	—	02/06	—
Texas Plaza Land, Irving, TX	565	1,738	—	—	—	1,738	—	1,738	—	—	12/06	—
Travelers Land (178 acres), Farmers Branch, TX	27,221	24,511	—	—	—	24,511	—	24,511	—	—	11/06	—
Travelers Land (15 acres), Farmers Branch, TX	2,749	1,913	—	—	—	1,913	—	1,913	—	—	11/06	—
Travis Ranch Land, Kaufman County, TX	787	1,030	—	—	—	1,030	—	1,030	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,750	—	—	—	1,750	—	1,750	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03/04	—
US Virgin Islands—Pearl, Us Virgin Islands	3,651	14,031	—	—	2,336	16,367	—	16,367	—	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	400	228	—	—	—	228	—	228	—	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	613	780	—	—	—	780	—	780	—	—	12/05	—
Waco 151 Land, Waco, TX	1,263	2,106	—	—	—	2,106	—	2,106	—	—	04/07	—
Waco Swanson, Waco, TX	1,525	2,725	—	—	—	2,725	—	2,725	—	—	08/06	—
Walker Land (48.2 acres), Dallas County, TX	8	4,465	—	—	—	4,465	—	4,465	—	—	07/98	—
Walker Land (82.6 acres), Dallas County, TX	8,219	12,613	—	—	—	12,613	—	12,613	—	—	09/06	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Land—(Continued)
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01/95	—
Woodmont Reserve	—	—	—	(40,718)	5,226	(35,492)	—	(35,492)	—	—	—	—

	$188,410	$257,204	$—	$(66,971)	$80,241	$270,474	$—	$270,474	$—

Corporate Departments/Investments/Misc.
TCI—Corporate	$12,925	$9,293	$(21,271)	$—	$—	$9,293	$(21,271)	$(11,978)	$6,700	—	—	—
ARL—Corporate	22,175	—	—	—	16	16	—	16	16	—	—	—

	$35,100	$9,293	$(21,271)	$—	$16	$9,309	$(21,271)	$(11,962)	$6,716

Total Properties Held for Investment	$934,212	$345,598	$750,218	$(66,971)	$141,369	$362,696	$807,518	$1,170,214	$133,550

Properties Subject to Sales Contract
Commercial
1010 Common, New Orleans, LA	$14,171	$2,718	$11,079	$—	$22,133	$2,718	$33,212	$35,930	$25,480	1971	03/98	5-40 years
Amoco Building, New Orleans, LA	18,750	1,130	3,078	—	6,383	1,130	9,461	10,591	7,544	1974	07/97	5-40 years
Bridgeview Plaza, LaCrosse, WI	6,368	797	7,174	—	223	797	7,398	8,195	1,586	1979	03/03	5-40 years
Cooley Building, Farmers Branch, TX	2,628	729	1,392	—	702	729	2,094	2,823	1,221	1996	05/99	5-40 years
Dunes Plaza, Michigan City, IN	3,296	1,215	4,714	(1,851)	1,542	1,401	4,219	5,620	3,181	1978	03/92	5-40 years
Eton Square, Tulsa, OK	9,213	1,346	12,064	—	4,125	1,346	16,189	17,535	5,496	1985	09/99	5-40 years
Fenton Center (Park West II), Farmers Branch, TX	60,692	6,968	62,712	—	5,077	6,968	67,789	74,757	8,120	—	01/07	5-40 years
Parkway North, Dallas, TX	2,879	1,075	4,221	—	2,102	1,075	6,322	7,398	3,256	1980	02/98	2-40 years

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Subject to Sales Contract—(Continued)
Commercial—(Continued)
Signature Building, Dallas, TX	1,242	985	2,173	—	592	1,026	2,725	3,750	1,168	1985	02/99	5-40 years
Teleport, Las Colinas, TX	29	642	28	—	—	642	28	670	2	—	05/08	5-40 years
Thermalloy, Farmers Branch, TX	59	791	1,061	—	—	791	1,061	1,852	69	—	05/08	5-40 years
Westgrove Air Plaza, Addison, TX	2,233	165	1,483	(1,923)	645	182	188	370	1,661	1982	10/97	5-40 years
Willowbrook Village, Coldwater, MI	5,239	851	7,663	—	296	851	7,959	8,811	1,018	1991	10/05	5-40 years

	$126,799	$19,413	$118,844	$(3,774)	$43,820	$19,656	$158,646	$178,302	$59,802
Hotels
Inn at the Mart (Comfort Inn), Denver, CO	$2,974	$—	$245	$—	$2,792	$—	$3,037	$3,037	$2,769	1974	06/94	7-40 years
Piccadilly—Airport, Fresno, CA	11,593	—	7,678	(450)	873	15	8,087	8,102	3,163	1970	10/97	7-40 years
Piccadilly—Chateau, Fresno, CA	3,555	—	3,676	—	233	—	3,908	3,908	1,409	1989	10/97	7-40 years
Piccadilly—Shaw, Fresno, CA	12,172	2,392	9,447	(1,450)	1,033	2,392	9,031	11,423	3,952	1973	10/97	7-40 years
Piccadilly—University, Fresno, CA	4,542	—	11,639	(5,900)	1,130	—	6,869	6,869	4,544	1984	10/97	7-40 years

	$34,836	$2,392	$32,685	$(7,800)	$6,062	$2,407	$30,932	$33,339	$15,837
Land
Ackerley Land, Dallas, TX	$4	$150	$—	$—	$—	$150	$—	$150	$—	—	06/08	—
Archon Land, Irving, TX	4,500	6,671	—	(1,255)	—	5,416	—	5,416	—	—	07/08	—
Bonneau Land, Dallas County, TX	2,174	770	—	—	—	770	—	770	—	—	02/98	—
Centura Land, Dallas, TX	7,121	10,431	—	—	709	11,140	—	11,140	—	—	12/02	—
Chase Oaks Land, Plano, TX	1,696	837	—	—	—	837	—	837	—	—	05/97	—
Creekside, Fort Worth, TX	495	2,201	—	—	—	2,201	—	2,201	—	—	07/06	—
Crowley, Fort Worth, TX	422	1,569	—	—	—	1,569	—	1,569	—	—	07/06	—
Dalho, Farmers Branch, TX	750	266	—	—	—	266	—	266	—	—	10/97	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Subject to Sales Contract—(Continued)
Land—(Continued)
Diplomat Drive, Farmers Branch, TX	554	1,479	—	—	—	1,479	—	1,479	—	—	12/06	—
Dominion Tract, Dallas, TX	1,221	2,036	—	—	—	2,036	—	2,036	—	—	03/99	—
Eagle Crest, Dallas, TX	2,369	2,066	—	—	58	2,124	—	2,124	—	—	10/09	—
Fortune Drive, Irving, TX	1,002	1,748	—	—	—	1,748	—	1,748	—	—	03/08	—
Hollywood Casino Tract I, Farmers Branch, TX	2,220	3,236	—	—	135	3,370	—	3,370	—	—	06/02	—
HSM Cummings, Farmers Branch, TX	1,582	567	—	—	—	567	—	567	—	—	08/98	—
JHL Connell, Carrollton, TX	783	278	—	—	—	278	—	278	—	—	02/98	—
Kaufman—Adams, Kaufman County, TX	357	823	—	—	—	823	—	823	—	—	05/08	—
Kaufman—Bridgewood, Kaufman County, TX	115	262	—	—	21	282	—	282	—	—	04/08	—
Kaufman—Cogen Land, Forney, TX	2,058	6,109	—	—	—	6,109	—	6,109	—	—	12/05	—
Kaufman—Stagliano, Forney, TX	1,463	4,119	—	—	67	4,185	—	4,185	—	—	06/06	—
Kaufman Taylor, Kaufman County, TX	179	486	—	—	—	486	—	486	—	—	11/05	—
Keenan Bridge Land, Farmers Branch, TX	1,735	676	—	—	—	676	—	676	—	—	01/05	—
Lacy Longhorn Land, Farmers Branch, TX	1,723	1,908	—	—	—	1,908	—	1,908	—	—	06/04	—
Las Colinas—Walnut Hill, Las Colinas, TX	408	515	—	—	—	515	—	515	—	—	11/06	—
LCLLP (Kinwest/Hackberry), Los Colinas, TX	7,298	4,506	—	—	—	4,506	—	4,506	—	—	12/04	—
Limestone Canyon II, Austin, TX	—	428	—	—	154	582	—	582	—	—	06/00	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Subject to Sales Contract—(Continued)
Land—(Continued)
Marine Creek, Ft. Worth, TX	1,672	2,427	—	—	243	2,670		2,670	—	—	06/02	—
McKinney Ranch (20.8 acres), McKinney, TX	5,259	4,627		—		4,627		4,627	—	—	11/09
Pac Trust, Farmers Branch, TX	1,237	1,496	—	—	—	1,496	—	1,496	—	—	10/01	—
Pantaze Land, Dallas, TX	299	290	—	—	8	299	—	299	—	—	11/05	—
Payne Land, Los Colinas, TX	13,200	619	—	—	325	943	—	943	—	—	12/04	—
Pioneer Crossing (97 acres), Austin, TX	7,569	2,171	—	—	756	2,927	—	2,927	—	—	05/97	—
Ridgepoint Drive, Irving, TX	92	189	—	—	—	189	—	189	—	—	12/06	—
Senlac Land, Farmers Branch, TX	501	365	—	—	—	365	—	365	—	—	08/05	—
Stanley Tools, Farmers Branch, TX	1,324	4,987	—	—	—	4,987	—	4,987	—	—	02/04	—
Temple Land, Temple, TX	3	415	—	—	—	415	—	415	—	—	07/98	—
Thompson Land I, Farmers Branch, TX	1,157	367	—	—	—	367	—	367	—	—	10/97	—
Thompson II, Farmers Branch, TX	578	305	—	—	—	305	—	305	—	—	07/98	—
Three Hickory, Dallas, TX	5	1,161	—	—	48	1,210	—	1,210	—	—	11/06	—
Tomlin Land, Farmers Branch, TX	723	845	—	—	—	845	—	845	—	—	10/97	—
Valley Ranch Land, Irving, TX	2,054	5,826	—	—	—	5,826	—	5,826	—	—	12/04	—
Valley View (Hutton/Senlac), Farmers Branch, TX	170	544	—	—	—	544	—	544	—	—	05/06	—
Valwood, Dallas, TX	22,400	25,089	—	—	301	25,390	—	25,390	—	—	08/96	—
Whorton Land, Bentonville, AR	2,950	4,291	—	—	6	4,297	—	4,297	—	—	06/05	—

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts at Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Subject to Sales Contract—(Continued)
Land-(Continued)
Wilmer 88 Land, Dallas, TX	1,474	673	—	—	—	673	—	673	—	—	08/05	—
Windmill Farms—Harlan Land, Kaufman County, TX	5,524	6,660	—	(1,136)	—	5,524	—	5,524	—	—	07/08	—
Windmill Farms I, Kaufman County, TX	30,718	50,420	—	(21,009)	12,587	41,998	—	41,998	—	—	11/06	—

	$141,136	$167,902	$—	$(23,400)	$15,418	$159,920	$—	$159,920	$—
Total Properties Subject to Sales Contract	$302,771	$189,706	$151,529	$(34,974)	$65,299	$181,983	$189,577	$371,560	$75,639

TOTAL: Real Estate	$1,236,983	$535,304	$901,747	$(101,945)	$206,668	$544,679	$997,095	$1,541,774	$209,189

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

SCHEDULE III

(Continued)

	2010	2009	2008
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,792,562	$1,800,183	$1,665,232
Additions
Acquisitions, improvements and construction	74,796	104,940	314,192
Deductions
Sale of real estate	(268,616)	(67,584)	(179,241)
Asset impairments	(56,968)	(44,977)	—

Balance at December 31,	$1,541,774	$1,792,562	$1,800,183

Reconciliation of Accumulated Depreciation
Balance at January 1,	$211,041	$186,781	$179,373
Additions
Depreciation	26,370	32,454	27,646
Deductions
Sale of real estate	(28,222)	(8,194)	(20,238)

Balance at December 31,	$209,189	$211,041	$186,781

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

JUNIOR MORTGAGE LOANS					—
Dallas Fund XVII	9.00	10/09	Principle and interest due at maturity.	$—	$4,303	$1,432	$—
Secured by an assignment of partnership interests and litigation proceeds.

OTHER
2410 Partnership	10.00	09/17	Interest only paid quarterly.	—	145	145	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

3334Z APTS, LP	6.50	04/12		—	1,875	1,875	—
Secured by 3334Z Apartments

ABC Land & Development	10.00	1/38			5,779	5,779	—
Secured by Marina Landing (256 Unit Apartment Complex)

Christine Tunney	10.00	09/17	Interest only paid quarterly.	—	48	48	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Compton Partners	10.00	09/17	Interest only paid quarterly.	—	289	289	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

David Monier	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Earl Samson	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Edward Samson	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Hammon Operating Corporation	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Harold Wolfe	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Herrick Partners	10.00	09/17	Interest only paid quarterly.	—	91	91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Mark Small	18.00	12/10	All principal and interest are due at maturity.	—	587	639	—
Secured by Collateral Assignment of Contract Proceeds

Mary Ann MacLean	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Michael Monier	10.00	09/17	Interest only paid quarterly.	—	304	304	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Michale Witte	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Miscellaneous Non-Related Party	Various	Various		—	2,636	2,137	—
Various Security Interest

Miscellaneous Related Party	Various	Various		—	542	521	—
Various Security Interest

Palmer Brown Madden	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Peter Van Dyk Berg	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Quintin Smith Jr.	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Richard Schmaltz	10.00	09/17	Interest only paid quarterly.	—	203	203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Robert Baylis	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Sherman Bull	10.00	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—Brett & Nicole Monier	10.00	09/17	Interest only paid quarterly.	—	33	33	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—David Monier	10.00	09/17	Interest only paid quarterly.	—	33	33	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—Joseph Monier	10.00	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney, LLC)	5.25	12/27	Excess cash flow	9,607	2,003	439	—
100% Interest in UH of Mckinney, LLC

Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney, LLC)	5.25	12/27	Excess cash flow	9,607	2,990	2,469	—
100% Interest in UH of Mckinney, LLC

Unified Housing Foundation, Inc. (Echo Station/UH of Temple, LLC)	5.25	12/27	Excess cash flow	9,928	1,054	1,668	—
100% Interest in UH of Temple, LLC

Unified Housing Foundation, Inc. (Fountains of Burleson/UH of Burleson, LLC)	5.25	12/27	Excess cash flow	7,446	785	694	—
100% Interest in UH of Burleson, LLC

Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood, LLC)	5.25	12/27	Excess cash flow	23,316	4,213	5,059	—
100% Interest in UH of Inwood, LLC

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington, LLC)	5.25	12/27	Excess cash flow	19,713	4,300	3,984	—
100% Interest in UH of Kensington, LLC

Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC (31.5% of cash flow)	5.25	12/27	Excess cash flow	12,790	6,363	6,363	—
100 % Interest in Unified Housing Foundation Inc.

Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC)	5.25	12/27	Excess cash flow	16,223	2,220	2,733	—
100% Interest in HFS of Humble, LLC

Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin, LLC)	5.25	12/27	Excess cash flow	14,093	3,080	7,652	—
100% Interest in UH of Austin, LLC

Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge, LLC)	5.25	12/27	Excess cash flow	13,109	2,320	7,323	—
100% Interest in UH of Vista Ridge, LLC

Unified Housing Foundation, Inc. (Marquis at Vista Ridge/HFS of Lewisville, LLC)	5.25	12/27	Excess cash flow	14,961	1,770	1,826	—
100% Interest in UH of Lewisville, LLC

Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing, LLC)	5.25	12/27	Excess cash flow	11,525	272	1,936	—
100% Interest in UH of Parkside Crossing, LLC

Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing, LLC)	5.25	12/27	Excess cash flow	11,525	1,223	336	—
100% Interest in UH of Parkside Crossing, LLC

Unified Housing Foundation, Inc. (Plaza at Chase Oaks/UH of Chase Oaks, LLC)	5.25	12/27	Excess cash flow	13,766	398	132	—
100% Interest in UHF Chase Oaks

Unified Housing Foundation, Inc. (Reserve at White Rock I & II and Trails at White Rock)	5.25	12/27	Interest compounded annually. All principal and interest due at maturity.	50,721	4,982	8,895	—
100% Interest in UH of Harvest Hill, Harvest Hill I and Harvest Hill III

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Unified Housing Foundation, Inc. (UH of Samsung, Inc.)	5.25	12/27	Excess cash flow	—	584	720	—
100% Interest in UH of Samsung I, LLC

Unified Housing Foundation, Inc. (Sendero Ridge)	5.25	12/27	Excess cash flow	23,581	2,942	9,986	—
100% Interest in UH of Sendero Ridge, LLC

Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell, LLC)	5.25	12/27	Excess cash flow	7,201	837	2,250	—
100% Interest in UH of Terrell LLC

Unified Housing Foundation, Inc. (Tivoli)	5.25	12/27	Excess cash flow	10,759	1,615	9,197	—
100% Interest in UH of Tivoli, LLC

Unified Housing Foundation, Inc. (UH of Walnut Hill Crossing, LLC)	5.25	12/27	Excess cash flow	—	300	369	—
100% Interest in UH of Walnut Park Crossing, LLC

William Ingram	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

William Urkiel	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

130 Willingham Trust	10.00	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

UNSECURED LOANS
Windmill Farms, L.P.	7.00	10/11		—	770	507	—

Garden Centura, L.P.	7.00	None	Excess property cash flow payments or property sales proceeds.	—	—	3,056	—
Leman Development, Ltd.	7.00	10/11		—	1,500	1,500	—
Tracy Suttles	0.00	11/13	Due at maturity.	—	2,147	1,077	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (North Ridge/HAF of Dallas, LLC)	5.25	12/27	Due at maturity.	14,030	451	305	—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	5.25	12/27	Excess cash flow	16,223	2,000	2,000	—

				$310,124	$70,138	$98,156	$—

Interest						4,806
Allowance for estimated losses						(14,348)

						$88,614

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

December 31, 2010

	2010	2009	2008
	(dollars in thousands)
Balance at January 1, . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$94,980	$88,877	$86,445
Additions
New mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29,309	32,096	7,366
Funding of existing loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	12,315	7,753	—
Increase of interest receivable on mortgage loans . . . . . . . . . . . . . .	6,315	6,350	—
Deductions
Collection of principal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(11,121)	(40,654)	(8,588)
Conversion to property interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	3,518	3,654
Non-cash reductions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(28,836)	(2,960)	—

Balance at December 31, . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$102,962	$94,980	$88,877

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board consists of independent directors. For a Director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with ARL. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in ARL’s “Corporate Governance Guidelines”. The text of this document has been posted on ARL’s Internet website at http://www.amrealtytrust.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

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

Effective at the close of business of January 31, 2011, Sharon Hunt resigned as a Director and Chairman of the Compensation Committee of the Board of Directors of American Realty Investors, Inc. Ms. Hunt had been a director of the Company since February 2004. Ms. Hunt, age 67, is a licensed realtor in the Dallas, Texas area, retired. At the time of her resignation as a Director, Ms. Hunt had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On February 1, 2011, the Board of Directors of the Company elected Martha C. Stephens, age 64 as a Director to fill the vacancy on the Board of Directors created by the resignation of Sharon Hunt. On February 1, 2011, the Board of Directors of the Company also elected RL S. Lemke, age 54, as a director to fill a vacancy on the Board of Directors. Mr. Lemke was also elected as Vice President of the Company on that date. Mr. Lemke is Vice President, Project Development for Prime. Mr. Lemke has been so employed for more than the past five years. Mr. Lemke holds a Juris Doctor degree (1982) from Creighton University School of Law.

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

HENRY A. BUTLER: Age 60, Director (Affiliated) (since July 2003) and Chairman of the Board since May 28, 2009.

Mr. Butler is Vice President Land Sales (since July 2003) for Prime Income Asset Management, LLC (“Prime”), the contractual advisor to the Company. Mr. Butler is Chairman of the Board (since May 2009) and a Director (since July 2003) of the Company and Chairman of the Board (since May 2009) and a Director (since December 2001 ) of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) which has its Common Stock listed and traded on the New York Stock Exchange (“NYSE”) and a Director (December 2001 to July 2003) and again (since February 2011) of Income Opportunity Realty Investors, Inc., a Nevada corporation (“IOT”) which has its Common Stock listed and traded on the American Stock Exchange (“AMEX”) and Owner/Operator (1989 to 1991) of Butler Interests, Inc.

ROBERT A. JAKUSZEWSKI: Age 48, Director (Independent) (since November 2005).

Mr Jakuszewski was Vice President of Sales and Marketing (since September 1998) of New Horizons Communications, Inc., a Consultant (January 1998—September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc.; and Director of IOT (since March 16, 2004) and Director of TCI (since November 22, 2005).

RL S. LEMKE: Age 54, Director (Affiliated) (since February 2011)

Mr. Lemke is Vice President, Project Development (since 1999) for Prime, the contractual advisor to the Company. Mr. Lemke has been a Director (since February 2011) of TCI and a Director (since February 2011) of IOT. Mr. Lemke holds a Juris Doctor degree from Creighton University of Law. Mr. Lemke’s primary focus is the development of Mercer Crossing, the 1,200 acre urban density mixed-use development in the heart of the Dallas/Ft. Worth Metroplex. At different times since 1984, Mr. Lemke has worked for companies, dealing with land projects, large and small, from Puerto Rico through to Hawaii as well as commercial tracts and the Tahoe Reno Industrial Center.

MARTHA C. STEPHENS, Age 64, Director (Independent) (Since February 2011).

Ms. Stephens is retired and has been so for more than three years. Until January 2007 and for more than five years prior thereto, she was employed in various administrative capacities by Prime, the contractual advisor to the Company, and other entities. Ms. Stephens is also a member of the Board of

Directors since February 23, 2007 of IOT. On May 7, 2009, Ms. Stephens was elected Chairman of the Board of IOT, a position she continues to hold. Also on February 1, 2011, Ms. Stephens was elected as a member of the Compensation Committee and Chairperson of such Compensation Committee and appointed as a member of the Governance and Nominating Committee of the Board of Directors of the Company. Ms. Stephens has also been elected (on February 1, 2011) a Director of TCI.

TED R. MUNSELLE: Age 55, Director (Independent) (since February 2004).

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

Board Meetings and Committees

The Board of Directors held eight meetings during 2010. For such year, no incumbent Director attended fewer than 88.0% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served.

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Stephens. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2010.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Stephens. The Governance and Nominating Committee met once during 2010.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Stephens (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2010.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee

Martha C. Stephens	X	Chair	X

Robert A. Jakuszewski	X	X	Chair

Ted R. Munselle	Chair	X	X

Henry A. Butler

RL S. Lemke

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

In September 2010, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2011.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2009, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and affiliates, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of ARL’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Stephens are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

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

DANIEL J. MOOS, 60

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

GENE S. BERTCHER, 62

Executive Vice President (since February 2008) and Chief Financial Officer (since Oct. 28, 2009) of the Company, TCI and IOT. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present), Chief Financial Officer (since November 1989) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the American Stock Exchange. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973. Mr. Bertcher is also a Director, Vice President and Treasurer (since March 24, 2009) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.”

LOUIS J. CORNA, 63

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of ARL, TCI, IOT and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and PIAMI; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation. Mr. Corna was also a Director and Vice President (June 2004 to December 2010) and Secretary (January 2005 to December 2010) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 58

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

DAEHO KIM, 34

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2010. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

The Advisor

Although the Board of Directors is directly responsible for managing the affairs of ARL and for setting the policies which guide it, the day-to-day operations of ARL are performed by Prime, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Prime also serves as a consultant in connection with ARL’s business plan and investment policy decisions made by the Board.

Prime, an affiliate, is the contractual advisor to ARL. Prime is a single member Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. For the period ended December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Philips is not an officer, manager or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or ARL, nor is he a Trustee of the May Trust. Prime is a company of which Messrs. Moos, Bertcher, Corna, and Crozier, serve as executive officers.

Under the Advisory Agreement, Prime is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and Prime is required to report quarterly to the Board on ARL’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Prime by the Board

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Prime shall be deemed to be in a fiduciary relationship to the ARL stockholders; contains a broad standard governing Prime’s liability for losses incurred by ARL; and contains guidelines for Prime’s allocation of investment opportunities as among itself, ARL and other entities it advises.

The Advisory Agreement provides for Prime to be responsible for the day-to-day operations of ARL and to receive a monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

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

5) a mortgage placement fee, on mortgage loans originated or purchased, equal to 50.0%, measured on a cumulative basis, of the total amount of mortgage origination and placement fees on mortgage loans advanced by ARL for the fiscal year; and

6) a construction management fee equal to 6.0% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect’s certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties.

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

If and to the extent that ARL shall request Prime, or any director, officer, partner, or employee of Prime, to render services for ARL other than those required to be rendered by the Advisory Agreement, Prime or an affiliate of Prime separately would be compensated for such additional services on terms to be agreed upon between such party and ARL from time to time. As discussed below, under “Property Management,” ARL has hired Triad Realty Services, Ltd. (“Triad”), an affiliate of Prime, to provide property management services for ARL’s commercial properties. Also, as discussed below, under “Real Estate Brokerage” ARL had engaged, on a non-exclusive basis, Regis Realty, Inc. (“Regis”), a related party, to perform brokerage services for ARL until December 2002. Beginning January 1, 2003, Regis Realty I LLC performs brokerage services for ARL.

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Under the Cash Management Agreement, all funds of the Company are delivered to Prime which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

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

The terms of TCI’s Advisory Agreement with Prime are not identical to those of ARL’s Advisory Agreement. The provisions of TCI’s Advisory Agreement are:

The TCI Advisory Agreement provides for Prime to be responsible for the day-to-day operations of TCI and to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Prime receives the following forms of additional compensation:

(1)	an annual net income fee equal to 7.5% of TCI’s net income as an incentive for successful investment and management of the Company’s assets;

(2)	an annual incentive sales fee to encourage periodic sales of appreciated real property at optimum value equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by TCI during such fiscal year exceeds the sum of:

(a)	the cost of each such property as originally recorded in TCI’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses);

(b)	capital improvements made to such assets during the period owned; and

(c)	all closing costs (including real estate commissions) incurred in the sale of such real estate; provided however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;

(3)	an acquisition commission, from an unaffiliated party of any existing mortgage or loan, for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of:

(a)	up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers; or

(b)	the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;

(4)	a construction fee equal to 6% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect’s certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals; and

(5)	reimbursement of certain expenses incurred by the advisor in the performance of advisory services.

The TCI Advisory Agreement also provides that Prime, or an affiliate of Prime, receive the following forms of compensation:

(1)	a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage loan by TCI equal to the lesser of:

(a)	1.0% of the amount of the mortgage or loan purchased; or

(b)	a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by TCI; and

(2)	a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)	a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Prime, or an affiliate of Prime, without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

Under the TCI Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of TCI (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of TCI during the fiscal year.

The TCI Advisory Agreement requires Prime, or an affiliate of Prime, to pay to TCI one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by TCI; provided, however, that the compensation retained by Prime, or any affiliate of Prime, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

Effective July 1, 2005, TCI and Prime entered into a Cash Management Agreement substantially in the same form and with the same terms as the Cash Management Agreement between ARL and Prime.

Prime may assign the Advisory Agreement only with the prior consent of ARL.

The managers and principal officers of Prime are set forth below:

Name	Managers/Officer(s)

Daniel J. Moos	President and Chief Executive Officer

Gene S. Bertcher	Executive Vice President, Chief Financial Officer

Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel

Alfred Crozier	Executive Vice President, Residential Construction

Mickey N. Phillips	Manager

Ryan T. Phillips	Manager

Property Management

Affiliates of Prime provide property management services to ARL. Currently, Triad provides property management services to ARL’s properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under its management and 3.0% or less of the monthly gross rents collected on the commercial properties under its management. Triad subcontracts with other entities for the provision of property-level management services at various rates. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC. Triad subcontracts the property-level management and leasing of ARL’s commercial properties (shopping centers, office buildings and individual warehouses) to Regis I, which is entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, manages ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

Real Estate Brokerage

Regis I, a related party, provides real estate brokerage services to ARL and receives brokerage commissions of 3% of transaction amounts.

ITEM 11.	EXECUTIVE COMPENSATION

ARL has no employees, payroll, or benefit plans, and pays no compensation to its executive officers. The Directors and executive officers of ARL , who are also officers or employees of Prime, ARL’s advisor, are compensated by Prime. Such affiliated Directors and executive officers perform a variety of services for Prime and the amount of their compensation is determined solely by Prime. Prime does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of compensation payable to Prime by ARL.

The only remuneration paid by ARL is to those directors who are not officers or employees of Prime or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of TCI’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired

Each Independent Director is entitled to be compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors is entitled to be compensated at the rate of $49,500 per year. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $22,500 per annum and no fees for meetings, with the Chairman of the Audit Committeeis to receive a one time annual fee of $500. During 2010, $84,875 was paid to non-employee Directors in total Directors’ fees for all services including the annual fee for service during the period January 1, 2010 through December 31, 2010. The fees paid to the directors are as follows: Sharon Hunt, $28,125; Robert A. Jakuszewski, $28,125, Ted R. Munselle, $28,625.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. At December 31, 2010, options covering 2,000 shares remain outstanding all of which are exercisable at $9.70 per share. These options expire in 2015.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding compensation plans under which equity securities of ARL are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 25, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **
Arcadian Energy, Inc. (formerly known as International Health Products, Inc.)	1,346,620	(5)	11.63%
1755 Wittington Place, Suite 340
Dallas, Texas 75234
Prime Income Asset Management, Inc.	1,666,659	(1)(2)	14.39%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234
Realty Advisors, Inc.	8,276,167	(1)(2)(3)	71.46%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234
Realty Advisors LLC	6,609,508	(3)	57.07%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234
Ryan T. Phillips	8,303,769	(1)(2)(3)(4)	71.70%
1800 Valley View Lane, Suite 300
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 11,581,074 shares outstanding as of March 25, 2011.
(1)	Includes 1,432,209 shares owned by Prime Income Asset Management, Inc. (“PIAMI”), over which each of the directors of PIAMI, Ryan T. Phillips and Mickey Ned Phillips, may be deemed to be beneficial owners by virtue of their positions as directors of PIAMI. The directors of PIAMI disclaim beneficial ownership of such shares.
(2)	Includes 234,450 shares owned by Prime Stock Holdings, Inc. (PSH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of PIAMI over which each of the directors of PSH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of PSH. The directors of PSH disclaim beneficial ownership of such
(3)	Includes 6,609,508 shares owned directly by Realty Advisors LLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC. The managers of RALLC disclaim beneficial ownership of such shares.
(4)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust of which Ryan T. Phillips is a beneficiary.
(5)	Includes 1,346,620 shares owned by Arcadian Energy, Inc. (formerly International Health Products, Inc.), over which Craig E. Landess and Christina A. Morin, the directors of AEI may be deemed to be the beneficial owner by virtue of their positions as directors of AEI. Mr. Landess and Ms. Morin each disclaim beneficial ownership of such shares.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 25, 2011.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership**		Approximate Percent of Class ***
Gene S. Bertcher	8,276,167	(2)(3)(4)	71.46%
Henry A. Butler	—
Louis J. Corna	8,276,167	(2)(3)(4)	71.46%
Alfred Crozier	8,276,167	(2)(3)(4)	71.46%
Robert A. Jakuszewski	—
Daniel J. Moos	8,281,167	(2)(3)(4)(5)	71.48%
Ted R. Munselle	1,000	(1)	*
RL S. Lemke	—
Martha C. Stephens	—
All Directors and Executive Officers as a group (10 persons)	8,282,167	(1)(2)(3)(4)(5)	72.51%

*	Less than 1%”
**	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
***	Percentages are based upon 11,581,074 shares outstanding as of March 25, 2011.

(1)	Ted R. Munselle has options to purchase shares of Common Stock of the Company.
(2)	Includes 6,609,508 shares owned by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC. The managers and executive officers of RALLC disclaim beneficial ownership of such shares.
(3)	Includes 1,432,209 shares owned by PIAMI, over which the executive officers of PIAMI may be deemed to be the beneficial owners by virtue of their positions as executive officers of PIAMI. The executive officers of PIAMI disclaim beneficial ownership of such shares.
(4)	Includes 234,450 shares owned by PSH over which the executive officers of PSH may be deemed to be the beneficial owners by virtue of their positions as executive officers of PSH. The executive officers of PSH disclaim beneficial ownership of such shares.
(5)	Includes 5,000 shares owned by Daniel J. Moos.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Business Relationships

Effective July 1, 2003, PAMI became the advisor to ARL and TCI. Effective August 18, 2003, PAMI changed its name to PIAMI. On October 1, 2003, Prime, which is 100% owned by PIAMI, replaced PIAMI as the advisor to ARL and TCI. Prime also serves as an advisor to IOT effective July 1, 2009.

Prime, ARL’s advisor, is a company for which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers. Prime, a Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, which is owned 100% by a Trust known as the May Trust. See Part III, Item 10. “Directors, and Executive Officers and Corporate Governance.”

All of ARL’s directors also serve as Directors of TCI and IOT. The executive officers of ARL also serve as executive officers of TCI and IOT. As such, they owe fiduciary duties to that entity as well as to Prime under applicable law. TCI has the same relationship with Prime, as does ARL. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOT under applicable law.

ARL contracts with affiliates of Prime for commercial and hotel property management services. Triad, an affiliate, provides commercial property management services. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC, a related party. Triad subcontracts the property-level management of ARL’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provides real estate brokerage services to ARL and receives brokerage commissions in accordance with the Advisory Agreement. Regis Hotel I, LLC manages ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC. ARL engages third-party companies to lease and manage its apartment properties.

At December 31, 2010, ARL owned approximately 83.3% of TCI’s outstanding common stock through its interest in TCI and approximately 85.2% of IOT’s outstanding common stock.

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

ARL paid advisory fees of $15.8 million, construction supervision fees of $1.8 million, net income fees of $0.1 million, acquisition fees of $0.3 million, mortgage brokerage and equity refinancing fees of $1.6 million and costs reimbursements of $4.9 million to Prime in 2010.

ARL paid property acquisition fees of $0.1 million, real estate brokerage fees of $1.5 million, and property and construction management and leasing commissions of $2.9 million to Regis I in 2010.

Below are property sales that involve a related party:

On March 17, 2010, we sold our membership in IGCH Villager Associates, Ltd. to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $1.5 million. This entity owns the Villager Apartments, a 33-unit complex located in Fort Walton Beach, Florida. We received $0.8 million in cash, and the buyer assumed the existing mortgage of $0.7 million secured by the property. The project was sold to a related party; therefore, the gain of $0.4 million was deferred and will be recorded upon sale to a third party.

On April 16, 2010, we sold the Foxwood apartments, a 220-unit complex located in Memphis, Tennessee, to One Realco Retail, Inc., a related party under common control, for a sales price of $5.1 million. The buyer assumed the existing mortgage of $5.1 million secured by the property. The property was sold to a related party; therefore, the gain of $5.8 million was deferred. The deferred gain was recognized in June 2010, upon sale of the property to a third party.

On April 23, 2010, we sold our membership interest in Longfellow Investors I, LLC, Longfellow Investors II, LLC, Longfellow Investors III, LLC, Longfellow Investors IV, LLC and Longfellow Investors V, LLC to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $20.0 million. These entities had limited partner interests in Longfellow Arms Apartments, Ltd., an entity that owned a 216-unit complex located in Longview, Texas. We received $6.1 million in cash, and the buyer assumed the existing mortgage of $14.4 million secured by the property. The property was sold to a related party; therefore, the gain of $3.6 million was deferred and will be recorded upon sale to a third party.

On May 4, 2010, we sold our investment in T Autumn Chase, Inc. to Taaco Financial, Inc., a related party under common control, for a sales price of $16.0 million. This entity owns 16.79 acres of land known as Ewing 8 land located in Addison, Texas. The buyer assumed the existing mortgage of $10.7 million secured by the property. We recorded a loss of $5.3 million on the sale of the land parcel.

On May 18, 2010, we sold our investment in TCI Eton Square, L.P. to TX Highland RS Corp, a related party under common control, for a sales price of $13.7 million. This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. We provided $4.0 million in seller financing with a three-year note receivable. The note accrues interest at prime plus 2.0% and is payable at maturity on May 18, 2013. The buyer assumed the existing mortgage of $9.6 million, secured by the property, but did not assume the obligation of TCI’s guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On June 16, 2010, we sold the Chateau apartments, a 115-unit complex located in Bellevue, Nebraska, to One Realco Retail, Inc. and TCI Woodsong, Inc., both related parties under common control, for a sales price of $2.9 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. The property was sold to a related party; therefore, the gain of $2.4 million was deferred. The deferred gain was recognized in July 2010, upon sale of the property to a third party.

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

On July 30, 2010, we recognized the 2009 sale of 21.9 acres of land known as Pulaski land located in Pulaski County, Arkansas, to One Realco Land Holdings, Inc. and One Realco Corporation, both related parties under common control, for a sales price of $2.3 million. The buyer assumed the existing mortgage of $1.1 million secured by the property and we provided seller financing of $1.2 million. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $1.2 million when the buyer subsequently sold the land to a third party and the seller financing was not collected.

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

On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $8.3 million. This entity owns a 122,205 square foot retail center known as Bridgeview Plaza located in La Crosse, Wisconsin. We provided $2.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $6.2 million, secured by the property, but did not assume the obligation of our guarantee on the loan. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in Transcontinental Brewery, Inc. to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. This entity owns a 29,784 square foot office building and 13.0 acres of land known as Eagle Crest in Farmers Branch, Texas. The buyer assumed the existing mortgage of $2.4 million, secured by the property. A five-year note receivable for $1.4 million was given as consideration, with an interest rate of 6.0%, payable at maturity on September 21, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On September 21, 2010, we sold our investment in Thornwood Apartments, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $6.7 million. This entity owns 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas. We provided $1.1 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $5.5 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 21, 2010, we sold our investment in EQK Windmill Farms, LLC to Warren Road Farm, Inc., a related party under common control, for a sales price of $64.5 million. This entity owns 2,957.95 acres of land known as Windmill Farms land located in Kaufman County, Texas. We provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. The buyer assumed the existing mortgage of $30.7 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 30, 2010, we recognized the 2003 sale of four properties to subsidiaries of United Housing Foundation, Inc., a Texas Non-Profit 501(c)3 Corporation. We sold the Limestone at Vista Ridge apartments for $19.0 million, the Limestone Canyon apartments for $18.0 million, the Sendero Ridge apartments for $29.4 million and the Tivoli apartments for $16.1 million. At the time of the sale, We remained as the guarantor on the existing mortgages and the sales were not recorded. Instead, these transactions were accounted for on the deposit method and the properties and corresponding debt continued to be consolidated. These mortgages have since been refinanced and such refinancing does not include any obligations by us as guarantor. We recorded the sale and recorded $25.2 million in deferred gain on the sale. Due to the related party nature of these sales, we will not record the gain on the sale until the properties are sold to a third party.

On October 4, 2010, we sold our investment in Marina Landing Corp. to ABC Land and Development, Inc., a related party under common control, for a sales price of $5.8 million. This entity owns a 256-unit apartment complex known as Marina Landing Apartments located in Galveston, Texas. The buyer assumed the existing mortgage of $10.4 million. We provided $5.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 4, 2015.

On October 6, 2010, we recognized the 2009 sale of 4.7 acres of land known as Cigna land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.0 million. The buyer assumed the existing mortgage of $0.8 million secured by the property.

On October 22, 2010, we sold our investment in Continental Common, Inc., which owns a 512,593 square foot office building known as 1010 Commons, located in New Orleans, Louisiana, 17.2 acres of land known as Lacy Longhorn land, located in Farmers Branch, Texas, and 44.17 acres of land known as Marine Creek land, located in Fort Worth, Texas, to ABCLD, LLC, a related party under common control, for a sales price of $30.9 million. The buyer assumed the existing mortgage of $24.1 million secured by the properties and we provided $6.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on October 22, 2015. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 29, 2010, we recognized the 2009 sale of 100% of our membership interest in JMJ Circle C, LLC, 99% of our membership interest in JMJ Circle C East, LLC and 99% of our membership interest in JMJ Circle C West, LLC to Avana HRS Development, Inc., a related party under common control, for a sales price of $0.5 million. These entities owned 1,093.98 acres of land known as Avana land located in Austin, Texas. The buyer assumed the existing mortgage of $39.7 million secured by the property. Included in the debt assumed by the buyer, was approximately $8.6 million due to us. We had previously deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, the inadequate investment from the buyer and the questionable recovery of our investment. We recorded a loss on sale of $8.6 million when the buyer subsequently sold the land to a third party and the note was not collected.

On December 23, 2010, ARL sold 34 properties, which consisted of six commercial buildings comprising an aggregate of 1.4 million square feet, 3,683 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $229.2 million. The buyer assumed the existing mortgages of $174.1 million secured by the properties and we provided $55.1 million in seller financing notes with a five-year note term. The notes accrue interest at 6.0% and are payable at maturity on December 23, 2015.We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 23, 2010, we sold Cooley Building, a 27,041 office building located in Dallas, Texas, to ABCLD Properties, LLC and ABCLD Income, LLC, both related parties under common control, for a sales price of $2.8 million. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On December 31, 2010, we sold 4.3 acres of land known as Grapevine Vineyards land located in Grapevine, Texas, to ART Westwood FL, Inc., a related party under common control, for a sales price of $0.9 million. We recorded a loss on sale of $263,000.

On December 31, 2010, we sold 2.6 acres of land known as Grapevine Vineyards II land located in Grapevine, Texas, to ART Westwood Fl, Inc., a related party under common control, for a sales price of $1.5 million. We recorded a loss on sale of $30,000.

On December 31, 2010, we sold 5.6 acres of land known as Nashville land located in Nashville, Tennessee and 0.7 acres of land known as Kelly Lots land located in Farmers Branch, Texas, to First Equity Properties, Inc., a related party under common control, for a sales price of $0.3 million. There was no gain or loss recorded on this sale.

On December 31, 2010, we sold 6.3 acres of land known as Nashville land located in Nashville, Tennessee, to ART Westwood FL, Inc., a related party under common control, for a sales price of $1.2 million. The property was sold to a related party; therefore, the gain of $3,000 was deferred and will be recorded upon sale to a third party.

Operating Relationships

ARL received rents of $2.6 million in 2010, $2.9 million in 2009, and $3.4 million in 2008 from Prime and its affiliates for rents of ARL owned properties, including Addison Hanger, Browning Place, Eagle Crest, Fenton Center, Folsom land, GNB, One Hickory, Senlac, Thermalloy and Two Hickory.

Advances and Loans

From time to time, ARL and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1% on the average daily cash balances advanced. At December 31, 2010, ARL owes Prime $12.2 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2010 and 2009 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm & Associates, PC:

	2010					2009
Type of Fee	Farmer, Fuqua & Huff		BDO Seidman	Swalm & Associates		Farmer, Fuqua & Huff		BDO Seidman	Swalm & Associates
Audit Fees	$658,192	(1)	$—	$45,269	(3)	$636,692	(5)	$—	$75,835	(7)
Tax Fees	60,975	(2)	30,000	1,050	(4)	64,600	(6)	37,673	3,172	(8)

Total	$719,167		$30,000	$46,319		$701,292		$37,673	$79,007

(1)	Includes $434,992 TCI
(2)	Includes $47,675 TCI
(3)	All TCI
(4)	All TCI
(5)	Includes $405,992 TCI
(6)	Includes $51,300 TCI
(7)	All TCI
(8)	All TCI

The audit fees for 2010 and 2009, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL. Tax fees for 2010 and 2009, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2010 and 2009 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

All the fees for 2010 and 2011 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Consolidated Financial Statements

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Operations—Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of comprehensive Income (loss)—Years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

Dated: March 31, 2011

AMERICAN REALTY INVESTORS, INC.

By:	/s/ GENE S. BERTCHER
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 31, 2011

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2011

/s/ RL S. LEMKE RL S. Lemke	Director	March 31, 2011

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2011

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2010

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