Form 10-Q
period 2011-03-31
AMERICAN REALTY INVESTORS INC
filed 2011-05-16
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at May 5, 2011)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2011	December 31, 2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,047,080	$1,170,214
Real estate subject to sales contracts at cost, net of depreciation ($106,728 for 2011 and $75,639 for 2010)	354,301	295,921
Less accumulated depreciation	(107,967)	(133,550)

Total real estate	1,293,414	1,332,585
Notes and interest receivable

Performing (including $82,692 in 2011 and $89,982 in 2010 from affiliates and related parties)	91,178	99,839
Non-performing	3,132	3,123
Less allowance for estimated losses (including $9,926 in 2011 and 2010 from affiliates and related parties)	(14,348)	(14,348)

Total notes and interest receivable	79,962	88,614
Cash and cash equivalents	8,393	12,649
Investments in unconsolidated subsidiaries and investees	12,152	12,491
Affiliate receivable	4,048	-
Other assets (including $160 in 2011 and $164 in 2010 from affiliates and related parties)	97,664	110,936

Total assets	$1,495,633	$1,557,275

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$815,567	$913,134
Notes related to subject to sales contracts	382,566	315,547
Stock-secured notes payable and margin debt	25,598	23,100
Affiliate payables	-	12,219
Deferred revenue (including $98,473 in 2011 and $100,212 in 2010 from sales to related parties)	102,787	104,534
Accounts payable and other liabilities (including $1,783 in 2011 and $1,539 in 2010 to affiliates and related parties)	79,278	88,506

	1,405,796	1,457,040
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,353,954 shares in 2011 and $3,389,546 in 2010 (liquidation preference $10 per share), including 900,000 shares in 2011 and 2010 held by subsidiaries	4,908	4,979

Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 and 11,874,138, and outstanding 11,525,389 and 11,466,853 shares in 2011 and in 2010	115	114

Treasury stock at cost; 415,785 and 407,285 shares in 2011 and 2010 and 276,972 shares held by TCI (consolidated) as of 2011 and 2010	(6,395)	(6,333)
Paid-in capital	90,407	88,620
Retained earnings	(57,596)	(47,776)
Accumulated other comprehensive income (loss)	(786)	(786)

Total American Realty Investors, Inc. shareholders’ equity	30,653	38,818

Non-controlling interest	59,184	61,417

Total equity	89,837	100,235

Total liabilities and equity	$1,495,633	$1,557,275

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $372 and $714 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	$38,741	$40,242

Expenses:
Property operating expenses (including $534 and $700 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	23,255	24,553
Depreciation and amortization	7,173	6,870
General and administrative (including $1,187 and $1,226 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	3,547	2,587
Provision on impairment of notes receivable and real estate assets	6,059	-
Advisory fee to affiliate	3,522	4,053

Total operating expenses	43,556	38,063

Operating income (loss)	(4,815)	2,179

Other income (expense):
Interest income (including $466 and $1,186 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	668	1,502
Other income	1,467	867
Mortgage and loan interest (including $306 and $845 for the three months ended 2011 and 2010 respectively from affiliates and related parties)	(17,862)	(19,254)
Earnings from unconsolidated subsidiaries and investees	(95)	(22)
Gain on foreign currency translation	-	(673)
Litigation settlement	-	-

Total other expenses	(15,822)	(17,580)

Loss before gain on land sales, non-controlling interest, and taxes	(20,637)	(15,401)
Gain on land sales	5,344	6

Loss from continuing operations before tax	(15,293)	(15,395)
Income tax benefit	1,372	1,080

Net loss from continuing operations	(13,921)	(14,315)

Discontinued operations:

Income (loss) from discontinued operations	(217)	1,274
Gain on sale of real estate from discontinued operations	4,137	-
Income tax expense from discontinued operations	(1,372)	(446)

Net income from discontinued operations	2,548	828
Net loss	(11,373)	(13,487)
Net loss attributable to non-controlling interests	2,170	1,577

Net loss attributable to American Realty Investors, Inc.	(9,203)	(11,910)
Preferred dividend requirement	(617)	(622)

Net loss applicable to common shares	$(9,820)	$(12,532)

Earnings per share - basic
Loss from continuing operations	$(1.08)	$(1.16)
Income from discontinued operations	0.22	0.07

Net loss applicable to common shares	$(0.86)	$(1.09)

Earnings per share - diluted
Loss from continuing operations	$(1.08)	$(1.16)
Income from discontinued operations	0.22	0.07

Net loss applicable to common shares	$(0.86)	$(1.09)

Weighted average common share used in computing earnings per share	11,493,115	11,514,038
Weighted average common share used in computing diluted earnings per share	11,493,115	11,514,038

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(11,751)	$(12,738)
Income from discontinued operations	2,548	828

Net loss	$(9,203)	$(11,910)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March, 2011

(unaudited)

(dollars in thousands)

			Series A Preferred						Accumulated Other Comprehensive
	Total	Comprehensive		Common Stock		Treasury	Paid-in	Retained		Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2010	$100,235	$(130,713)	$4,979	11,874,138	$114	$(6,333)	$88,620	$(47,776)	$(786)	$61,417
Net loss	(11,373)	(11,373)	-	-	-	-	-	(9,203)	-	(2,170)
Sale of controlling interest	2,012	-	-	-	-	-	1,747	-	-	265
Acquisition of non-controlling interest	(23)	-	-	-	-	-	(20)	-	-	(3)
Distribution of non-controlling interest	(366)	-	-	-	-	-	(41)	-	-	(325)
Conversion of preferred stock into common stock	31		(71)	67,036	1	-	101	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(617)	-	-	-	-	-	-	(617)	-	-
Repurchase/sale of treasury shares, net	(62)	-	-	-	-	(62)	-	-	-	-

Balance, March 31, 2011	$89,837	$(142,086)	$4,908	11,941,174	$115	$(6,395)	$90,407	$(57,596)	$(786)	$59,184

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net loss	$(11,373)	$(13,487)
Other comprehensive loss
Unrealized loss on foreign currency translation	(786)	-
Unrealized gain (loss) on investment securities	-	-

Total other comprehensive loss	(786)	-

Comprehensive loss	(12,159)	(13,487)
Comprehensive loss attributable to non-controlling interest	2,170	1,577

Comprehensive loss attributable to American Realty Investors, Inc.	$(9,989)	$(11,910)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(11,373)	$(13,487)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(5,344)	(6)
Gain on sale of income producing properties	(4,137)	-
Depreciation and amortization	7,188	7,526
Provision for impairment of notes receivable and real estate assets	6,059	-
Amortization of deferred borrowing costs	1,108	821
Earnings from unconsolidated subsidiaries and investees	95	22
Gain on foreign currency translation	-	673
Other comprehensive loss	-	2,186
Loss on the sale of controlling stock	-	49
(Increase) decrease in assets:
Accrued interest receivable	(740)	(465)
Other assets	827	6,753
Prepaid expense	919	150
Escrow	11,227	10,487
Earnest money	-	320
Rent receivables	(535)	(401)
Affiliate receivable	(4,048)	-
Increase (decrease) in liabilities:
Accrued interest payable	5,677	(440)
Affiliate payables	(12,219)	2,135
Other liabilities	(11,007)	(818)

Net cash provided by (used in) operating activities	(16,303)	15,505

Cash Flow From Investing Activities:
Proceeds from notes receivables	9,391	220
Acquisition of land held for development	-	(2,259)
Proceeds from sales of income producing properties	3,912	1,406
Proceeds from sale of land	46,657	9
Proceeds from sale of investment in unconsolidated real estate entities	897	-
Investment in unconsolidated real estate entities	(111)	(256)
Improvement of land held for development	(1,214)	(1,158)
Improvement of income producing properties	(386)	(713)
Acquisition of non-controlling interest	(23)	(95)
Sale of non-controlling interest	-	141
Sale of controlling interest	2,012	-
Construction and development of new properties	(14,087)	(15,156)

Net cash provided by (used in) investing activities	47,048	(17,861)

Cash Flow From Financing Activities:
Proceeds from notes payable	30,812	5,723
Recurring amortization of principal on notes payable	(3,294)	(4,103)
Debt assumption by buyer, part of seller proceeds	-	732
Payments on maturing notes payable	(64,409)	(1,500)
Deferred financing costs	(260)	(1,272)
Stock-secured borrowings and margin debt	3,164	-
Distributions to non-controlling interests	(366)	(418)
Preferred stock dividends - Series A	(617)	(622)
Repurchase of common stock/treasury stock	(62)	-
Conversion of preferred stock into common stock	31	-

Net cash used in financing activities	(35,001)	(1,460)

Net decrease in cash and cash equivalents	(4,256)	(3,816)
Cash and cash equivalents, beginning of period	12,649	4,887

Cash and cash equivalents, end of period	$8,393	$1,071

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,795	$20,117
Cash received for income taxes, net of payments	$-	$(634)

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Note receivable received from affiliate	$-	$2,341
Note receivable from sale of real estate	$-	$2,700

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “ARL”, “the Company”, “we”, “our” or “us” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in November 1999. In August 2000, the Company acquired American Realty Trust, Inc. (“ART”), a Georgia corporation and National Realty, L.P. (“NRLP”), a Delaware partnership.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “NYSE: ARL”. Approximately 86.5% of ARL’s stock is owned by affiliated entities. ARL owns approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange under the symbol “NYSE: TCI”. ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.

TCI, a subsidiary of ARL, owns approximately 85.2% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange under the symbol “AMEX: IOT”.

ARL invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. Prime Income Asset Management, LLC (“Prime”) is the Company’s external Advisor and Cash Manager. Prime also serves as an Advisor and Cash Manager to TCI and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”), provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. ARL engages third-party companies to lease and manage its apartment properties. We have no employees.

Properties

We own or had interests in a total property portfolio of 86 income producing properties as of March 31, 2011. The properties consisted of:

•

28 commercial properties totaling 5.6 million rentable square feet, consisting of 17 office buildings, six commercial warehouses, four retail properties, and a 344,975 square foot trade show and exhibit hall;

•	Five hotels comprising 808 rooms;

•	48 apartment communities totaling 8,749 units, excluding apartments being developed; and

•	10,186 acres of developed and undeveloped land.

We are involved in the construction of four apartment complexes and the development of a 420-acre holiday resort community in Germany. In addition, we invest in several tracts of land and are at various stages of predevelopment on many of these properties. We partner with several third-party developers to construct residential projects. The third-party developer typically takes a general partner and majority limited partner interest in the development partnership while we take a minority limited partner interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, for hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs. We are also partnered in a joint venture to develop a 420-acre former naval base, located in the northeastern section of Schleswig-Holstein, Germany, into a multi-family resort area.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end consolidated balance sheet at December 31, 2010 was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain 2010 financial statement amounts have been reclassified to conform to the 2011 presentation, including adjustments for discontinued operations.

Principles of consolidation

The accompanying financial statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIE’s are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Real estate held for sale

We periodically classify real estate assets as “held for sale”. An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the three months ended March 31, 2011 are listed below:

On January 4, 2011, we recognized the 2010 sale of 18.84 acres of land known as Archon land located in Las Colinas, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $5.5 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain of $0.1 million when ownership of the property transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group X, LP, a partnership that owned 7.19 acres of land known as Galleria West Lofts land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On January 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

The Company had a 75.0% limited partner interest in Woodmont TCI Group XI, LP, a partnership that owned 1.97 acres of land known as Galleria West Hotel land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On January 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

On January 4, 2011, we recognized the 2010 sale of 9.96 acres of land known as Limestone Canyon II land located in Austin, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.6 million. We recorded a gain on sale of $0.2 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the sale of 72.14 acres of land known as Manhattan land located in Farmers Branch, Texas to ABCLD Income, LLC, a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded the sale when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the 2010 sale of Teleport Blvd., a 6,833 square foot building and 3.70 acres of land, located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.7 million. We recorded a gain on sale of $0.4 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the 2010 sale of Westgrove Air Plaza, a 79,652 square foot building, located in Addison, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.5 million. The buyer assumed the existing mortgage of $2.3 million secured by the property. We recorded a gain of $3.3 million due to recognition of prior period deferred gain when ownership of the property transferred to the existing lender.

On February 1, 2011, we recognized the 2009 sale of five land parcels totaling 21.99 acres located in Dallas County, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $5.9 million. These land parcels were known as Bonneau land, Dalho land, HSM Cummings land, JHL Connell land and Walnut Hill land. The buyer assumed the existing mortgage of $5.9 million secured by the property. We recorded a gain on sale of $3.0 million when the buyer subsequently sold the land to a third party.

The Company had a 75.0% limited partner interest in Woodmont TCI Group XIII, LP, a partnership that owned 8.91 acres of land known as Las Colinas Station land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On February 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

The Company had a 75.0% limited partner interest in Woodmont TCI Group IX, LP, a partnership that owned 15.0 acres of land known as Galleria East Center Retail land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On February 4, 2011 the partnership transferred ownership of the property to the existing lender and there was no gain or loss recorded on the transfer.

On March 1, 2011, we recognized the 2009 sale of 6.54 acres of land known as Chase Oaks land located in Plano, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.5 million. The buyer assumed the existing mortgage of $1.8 million secured by the property. We recorded a gain on sale of $0.8 million when the buyer subsequently sold the land to a third party.

On March 22, 2011, we sold our investment in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties under common control, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We provided $0.3 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 22, 2016. The buyer assumed the existing mortgage of $9.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 23, 2011, we sold our investment in Palmer Lane Golf, Inc. to One Realco Corporation, a related party under common control, for $13.8 million. This entity owns 376.25 acres of land known as Pioneer Crossing land located in Austin, Texas. The buyer assumed the existing mortgage, secured by the property, of $13.8 million. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 23, 2011, we sold our investment in TCI Courtyard, Inc. to One Realco Corporation, a related party under common control, for a sales price of $11.2 million. This entity owns Quail Hollow at the Lakes apartments, a 200-unit complex located in Holland, Ohio. The buyer assumed the existing mortgage of $11.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 28, 2011, we sold our investment in ART One Hickory Corporation and ART Two Hickory Corporation to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. These entities own a 97,361 square foot office building known as One Hickory Centre and a 96,539 square foot office building known as Two Hickory Centre, both located in Dallas, Texas. We provided $0.7 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 28, 2016. The buyer assumed the existing mortgage of $18.8 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

In December 2010, ARL sold 34 properties, which consisted of six commercial buildings comprising an aggregate of 1.4 million square feet, approximately 3,683 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $229.2 million. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. The sales of the ground lease and 210.70 acres of the undeveloped land were rescinded and ownership transferred back to TCI. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartments and various projects. During the three months ended March 31, 2011, we have expended $14.0 million on construction and development, and capitalized $1.4 million of interest costs.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
3334Z Apts, LP	04/12	6.50%	$1,875	100% Interest in 3334Z Apts
ABC Land & Development (1)	10/15	10.00%	2,600	Marina Landing (256 Unit Apartment Complex)
Dallas Fund XVII L.P.(2)	10/09	9.00%	1,432	Assignment of partnership interests
Garden Centura, L.P. (1)	N/A	7.00%	3,575	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	4,833	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,891	Various security interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	5,459	100% Interest in UH of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,482	100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I)(1)	12/27	5.25%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II)(1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)(1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Accrued interest			865

Total Performing			$91,178

Non-Performing loans:
130 Windmill Farms, L.P.	07/11	7.00%	507	Unsecured
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Accrued interest			48

Total Non-Performing			$3,132
Allowance for estimated losses			(14,348)
Total			$79,962

(1)	Related party notes
(2)	Note matured and an allowance was taken for estimated losses at full value of note

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments in unconsolidated joint ventures and other investees consist of the following:

		Percentage Ownership
		at March 31, 2011	at March 31, 2010
Garden Centura, L.P.	(1)	5.00%	5.00%

Gruppa Florentina, LLC	(1)	20.00%	20.00%

LK-Four Hickory, LLC	(1)	28.57%	28.57%

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

For the Three Months Ended March 31, 2011	Other Investees
Real estate, net of accumulated depreciation	$119,203
Notes receivable	5,118
Other assets	42,076
Notes payable	(87,381)
Other liabilities	(15,711)
Shareholders’ equity/partners capital	(63,305)

Revenue	$14,088
Depreciation	(1,640)
Operating expenses	(11,644)
Interest expense	(1,185)

Loss from continuing operations	$(381)
Loss from discontinued operations	-

Net loss	$(381)

Company’s proportionate share of earnings	$24

For the Three Months Ended March 31, 2010	Other Investees
Real estate, net of accumulated depreciation	$124,110
Notes receivable	4,274
Other assets	42,874
Notes payable	(91,960)
Other liabilities	(11,452)
Shareholders’ equity/partners capital	(67,846)

Revenue	$12,886
Depreciation	(1,601)
Operating expenses	(10,118)
Interest expense	(1,587)

Loss from continuing operations	$(420)
Loss from discontinued operations	-

Net loss	$(420)

Company’s proportionate share of earnings	$(31)

NOTE 5. NOTES PAYABLE

On February 28, 2011, we refinanced the existing mortgage on Vistas of Vance Jackson apartments, a 240-unit complex located in San Antonio, Texas, for a new mortgage of $16.1 million. We received $0.1 million in cash after paying off the existing mortgage of $15.4 million and $0.6 million in closing costs. The note accrues interest at 4.80% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2051.

On February 28, 2011, a loan with a commercial lender in the amount of $1.7 million was taken out to fund real estate property taxes. The loan accrues interest at 12.5%, payable monthly as interest only, until August 1, 2013. Thereafter, payments of interest and principal are due monthly based upon an 8-year amortization schedule, maturing on July 1, 2021.

In conjunction with the development of various apartment projects and other developments, we drew down $13.1 million in construction loans during the three months ended March 31, 2011.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis

NOTE 6. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. We also have other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 4.26% to 12.26% per annum. Stock-secured notes payable and margin borrowings were $25.6 million at March 31, 2011.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2011 (dollars in thousands):

Prime
Balance, December 31, 2010	$(12,219)
Cash transfers	2,662
Advisory fees	(3,523)
Cost reimbursements	(1,187)
Interest from advisor	23
POA fees	7
Expenses paid by advisor	(1,397)
Financing (mortgage payments)	370
Note receivable with affiliate	8,825
Sales/Purchases transactions	4,048
Intercompany property transfers	6,439

Balance, March 31, 2011	$4,048

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

NOTE 8. OPERATING SEGMENTS

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

Presented below is our reportable segments’ operating income for the three months ended March 31, 2011 and 2010, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended March 31, 2011	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$16,304	$20,015	$2,441	$270	$(289)	$38,741
Operating expenses	10,258	9,981	2,390	577	49	23,255
Depreciation and amortization	3,247	3,737	276	-	(87)	7,173
Mortgage and loan interest	4,377	7,403	743	3,800	1,539	17,862
Interest income	-	-	-	-	668	668
Gain on land sales	-	-	-	5,344	-	5,344

Segment operating gain (loss)	$(1,578)	$(1,106)	$(968)	$1,237	$(1,122)	$(3,537)

Capital expenditures	105	275	-	1	-	381
Assets	310,400	594,974	17,226	389,805	(18,991)	1,293,414

Property Sales
Sales price	$5,168	$-	$-	$50,532	$-	$55,700
Cost of sale	4,882	-	-	46,328	-	51,210
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	3,851	-	-	1,140	-	4,991

Gain on sale	$4,137	$-	$-	$5,344	$-	$9,481

For the Three Months Ended March 31, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$18,488	$18,948	$2,702	$115	$(11)	$40,242
Operating expenses	10,597	10,546	2,519	817	74	24,553
Depreciation and amortization	3,208	3,514	286	-	(138)	6,870
Mortgage and loan interest	4,951	7,808	779	3,571	2,145	19,254
Interest income	-	-	-	-	1,502	1,502
Gain on land sales	-	-	-	6	-	6

Segment operating loss	$(268)	$(2,920)	$(882)	$(4,267)	$(590)	$(8,927)

Capital expenditures	523	147	-	51	-	721
Assets	322,564	562,269	26,136	547,346	(23,230)	1,435,085

Property Sales
Sales price	$-	$-	$-	$9	$-	$9
Cost of sale	-	-	-	3	-	3
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-

Gain on sale	$-	$-	$-	$6	$-	$6

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended March 31,
	2011	2010
Segment operating loss	$(3,537)	$(8,927)
Other non-segment items of income (expense)
General and administrative	(3,547)	(2,587)
Advisory fees	(3,522)	(4,053)
Provision on impairment of notes receivable and real estate assets	(6,059)	-
Other income	1,467	867
Loss on Foreign Currency Transactions	-	(673)
Equity in earnings of investees	(95)	(22)
Deferred tax benefit	1,372	1,080

Loss from continuing operations	$(13,921)	$(14,315)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	March 31,
	2011	2010
Segment assets	$1,293,414	$1,435,085
Investments in real estate partnerships	12,152	12,545
Other assets and receivables	190,067	190,121
Assets held for sale	-	157,143

Total assets	$1,495,633	$1,794,894

NOTE 9. DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2011. Included in discontinued operations are a total of two and 17 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold two commercial properties (Teleport Blvd and Westgrove Air Plaza). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
Revenue	2011	2010
Rental	$101	$5,939
Property operations	205	2,310

	$(104)	$3,629

Expenses
Interest	(41)	(1,683)
General and administration	(56)	(17)
Depreciation	(16)	(655)

	$(113)	$(2,355)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(217)	1,274
Gain on sale of discontinued operations	4,137	-

Income from discontinued operations before tax	$3,920	$1,274

Tax expense	(1,372)	(446)

Income from discontinued operations	$2,548	$828

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2010 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 10. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

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

Partnership Buyouts. ARL is the limited partner in four partnerships currently constructing residential properties and one partnership in which the residential property is substantially complete. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements.

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

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity

NOTE 11. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of March 31, 2011, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 shares of stock options outstanding, 1,000 of which will expire on January 12, 2012 and 1,000 of which will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of March 31, 2011, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to the period ending March 31, 2011, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been recorded in 2010 and the sales that were deferred will be recognized in April 2011 when ownership transferred to a third party.

On April 1, 2011, we sold our investment in ART Collection, Inc. to One Realco Corporation, a related party under common control, for $16.8 million. This entity owns 257.0 acres of land in Austin, Texas. The buyer will assume the existing mortgage, secured by the property, of $15.4 million and we will provide seller financing for $1.3 million. The note will accrue interest at 6% and will mature on April 1, 2016. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On April 5, 2011, Polo Estates at Bent Tree land, a land parcel owned by TCI Woodmont Group III, LP, of which the Company has a 75% limited partner interest in, was transferred to the lender for credit against the loan balance. This property was impaired in 2008 and 2009 and we do not anticipate any additional losses.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first three months of 2011 we sold $55.7 million of land and income-producing properties. As of March 31, 2011, we owned 8,749 units in 48 residential apartment communities, 28 commercial properties comprising almost 5.6 million rentable square feet and five hotels containing a total of 808 rooms. In addition, we owned 10,186 acres of land held for development with four apartment complexes and a 420-acre holiday resort project in Germany currently in development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests.

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

Prime Income Asset Management, LLC (“Prime”) is our external Advisor and Cash Manager. Prime also serves as an Advisor and Cash Manager to TCI and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”), provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. We engage third-party companies to lease and manage our apartment properties.

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

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as held for sale, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be held for sale when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as held for sale, no further depreciation is recorded on the assets.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2011 and 2010, we owned or had interests in a portfolio of 81 and 97 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income producing properties held as of March 31 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassed to discontinued operations as of March 31, 2011 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	March 31,
	2011	2010
Continuing operations	81	82
Sales subsequent to period end	0	15

Total property portfolio	81	97

Comparison of the three months ended March 31, 2011 to the same period ended 2010

For the three months ended March 31, 2011, we reported a net loss applicable to common shares of $9.8 million or $0.86 per diluted earnings per share, as compared to a net loss applicable to common shares of $12.5 million or $1.09 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $38.7 million for the three months ended March 31, 2011. This represents a decrease of $1.5 million, as compared to the prior period revenues of $40.2 million. This change, by segment, is a decrease in the commercial portfolio of $2.2 million, a decrease in the hotel portfolio of $0.3 million, and a decrease in the land and other portfolios of $0.1 million, offset by an increase in the apartment portfolio of $1.1 million. Within the apartment portfolio, there was an increase of $0.5 million due to the developed properties in the lease-up phase and an increase of $0.6 million in the same property portfolio. Within the commercial portfolio the decrease was attributable to a $2.2 million decrease from the same properties due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $23.3 million for the three months ended March 31, 2011. This represents a decrease of $1.3 million, as compared to the prior period operating expenses of $24.6 million. This change, by segment, is a decrease in our commercial properties of $0.3 million, a decrease in our apartment portfolio of $0.6 million, a decrease in our hotels of $0.1 million and a decrease in our in our land and other segments of $0.3 million. Within the apartment portfolio, the same apartment properties decreased $0.6 million due to a decrease in overall costs and additional repairs and maintenance. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel. In the land and other portfolios, $0.1 million of the decrease was due to a prior year real estate tax accrual adjustment.

General and administrative expenses were $3.5 million for the three months ended March 31, 2011. This represents an increase of $0.9 million, as compared to the prior period general and administrative expenses of $2.6 million. This change is primarily due to an increase in professional services.

Mortgage and loan interest expense was $17.9 million for the three months ended March 31, 2011. This represents a decrease of $1.4 million, as compared to the prior period interest expense of $19.3 million. This change, by segment, is a decrease in our commercial properties of $0.5 million, a decrease in our apartment portfolio of $0.4 million, a decrease in our hotels of $0.1 million and a decrease in our other portfolios of $0.7 million, offset by an increase in our land portfolio of $0.3 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 at a lower interest rate. The majority of the decrease in the commercial portfolio is due to a matured loan that is being negotiated. The decrease in the other portfolio was due to a decrease in interest expense on loan amounts due to our advisor.

Provision for impairment was $6.1 million for the three months ended March 31, 2011. Impairment was recorded as an additional loss of $0.9 million in the commercial properties we currently hold and $5.2 million in the apartments we currently hold.

Other income (expense)

Interest income was $0.7 million for the three months ended March 31, 2011. This represents a decrease of $0.8 million, as compared to the prior period interest income of $1.5 million. The majority of this decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Other income was $1.5 million for the three months ended March 31, 2011. This represents an increase of $0.6 million, as compared to the prior period other income of $0.9 million. The increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o.

Gain on land sales increased for the three months ended March 31, 2011 as compared to the prior period. In the current period, we sold 230.45 acres of land in 12 separate transactions for an aggregate sales price of $50.1 million and recorded a gain of $5.3 million. In the prior period, we sold 0.275 acres of land in one transaction for an aggregate sales price of $8,984 and recorded a gain of $6,470.

Included in discontinued operations are a total of two and 17 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for the current and prior reporting periods. In 2011, we sold two commercial properties (Teleport Blvd and Westgrove Air Plaza). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held of sale (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010
Revenue
Rental	$101	$5,939
Property operations	205	2,310

	$(104)	$3,629
Expenses
Interest	(41)	(1,683)
General and administration	(56)	(17)
Depreciation	(16)	(655)

	$(113)	$(2,355)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(217)	1,274
Gain on sale of discontinued operations	4,137	—

Income from discontinued operations before tax	$3,920	$1,274

Tax expense	(1,372)	(446)

Income from discontinued operations	$2,548	$828

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2011	2010	Variance
Net cash provided by (used in) operating activities	$(16,303)	$15,505	$(31,808)
Net cash provided by investing activities	$47,048	$(17,861)	$64,909
Net cash provided by (used in) financing activities	$(35,001)	$(1,460)	$(33,541)

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees and land holding costs. Our primary source of cash from operating activities is rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. We had a decrease in cash provided by operating activities is due to the repayment of affiliate payables in the current period.

Our cash from investing activities increased $64.9 million, as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2011 and a loss in 2010 and 2009; therefore, it recorded no provision for income taxes.

At March 31, 2011, ARL had a net deferred tax asset of $73.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2011, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$364,923	5.92%	$3,649

Total decrease in ARL’s annual net income			3,649

Per share			$0.32

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. The following table represents shares repurchased on a monthly basis during the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at December 31, 2010			978,250	271,750
January 31, 2011	8,500	7.35	986,750	263,250
February 28, 2011	-	-	986,750	263,250
March 31, 2011	-	-	986,750	263,250

Total	8,500

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Prime Income Asset Management, LLC, dated October 1, 2003 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated October 1, 2003).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 16, 2011	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2011

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