Form 10-Q
period 2011-06-30
AMERICAN REALTY INVESTORS INC
filed 2011-08-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at August 5, 2011)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2011	December 31, 2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,081,686	$1,170,214
Real estate subject to sales contracts at cost, net of depreciation ($93,462 and $75,639 in 2011 and 2010)	225,836	295,921
Less accumulated depreciation	(104,765)	(133,550)

Total real estate	1,202,757	1,332,585
Notes and interest receivable

Performing (including $80,557 and $89,982 in 2011 and 2010 from affiliates and related parties)	87,519	99,839
Non-performing	3,141	3,123
Less allowance for estimated losses (including $8,962 and $9,926 in 2011 and 2010 from affiliates and related parties)	(13,384)	(14,348)

Total notes and interest receivable	77,276	88,614
Cash and cash equivalents	10,479	12,649
Investments in unconsolidated subsidiaries and investees	12,138	12,491
Affiliate receivable	4,477	-
Other assets (including $39 in 2011 and $164 in 2010 from affiliates and related parties)	94,224	110,936

Total assets	$1,401,351	$1,557,275

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$819,513	$913,134
Notes related to subject to sales contracts	281,246	315,547
Stock-secured notes payable and margin debt	26,120	23,100
Affiliate payables	-	12,219
Deferred gain (including $88,803 and $100,212 in 2011 and 2010 from sales to related parties)	95,589	98,504
Accounts payable and other liabilities (including $1,779 and $1,539 in 2011 and 2010 to affiliates and related parties)	76,204	88,506

	1,298,672	1,451,010
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,353,954 shares in 2011 and $3,389,546 in 2010 (liquidation preference $10 per share), including 900,000 shares in 2011 and 2010 held by subsidiaries	4,908	4,979

Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 and 11,874,138, and outstanding 11,525,389 and 11,466,853 shares in 2011 and in 2010	115	114

Treasury stock at cost; 415,785 and 407,285 shares in 2011 and 2010 and 241,247 and 276,972 shares held by TCI (consolidated) as of 2011 and 2010	(6,395)	(6,333)
Paid-in capital	110,916	110,419
Retained earnings	(42,545)	(47,776)
Accumulated other comprehensive income	(786)	(786)

Total American Realty Investors, Inc. shareholders’ equity	66,213	60,617

Non-controlling interest	36,466	45,648

Total equity	102,679	106,265

Total liabilities and equity	$1,401,351	$1,557,275

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $358 and $781 for the three months and $730 and $1,495 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	$37,528	$36,548	$74,050	$74,286

Expenses:
Property operating expenses (including $571 and $562 for the three months and $1,028 and $1,148 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	21,169	23,306	42,627	45,934
Depreciation and amortization	6,245	6,780	12,759	12,996
General and administrative (including $1,241 and $1,193 for the three months and $2,429 and $2,419 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	4,078	2,701	7,611	5,286
Provision on impairment of notes receivable and real estate assets	444	-	6,503	-
Advisory fee to affiliate	3,462	3,993	6,984	8,046

Total operating expenses	35,398	36,780	76,484	72,262

Operating income (loss)	2,130	(232)	(2,434)	2,024

Other income (expense):
Interest income (including $184 and 1,027 for the three months and $1,829 and $2,137 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	1,203	1,326	1,871	2,828
Other income	551	1,023	1,765	1,888
Mortgage and loan interest (including $1,271 and $890 for the three months and $1,580 and $1,735 for the six months ended 2011 and 2010 respectively from affiliates and related parties)	(17,731)	(20,276)	(34,676)	(38,617)
Earnings from unconsolidated subsidiaries and investees	22	(71)	(73)	(93)
Gain on foreign currency translation	-	906	-	233

Total other expenses	(15,955)	(17,092)	(31,113)	(33,761)

Loss before gain on land sales, non-controlling interest, and taxes	(13,825)	(17,324)	(33,547)	(31,737)
Gain (loss) on land sales	14,029	(4,121)	19,373	(4,115)

Loss from continuing operations before tax	204	(21,445)	(14,174)	(35,852)
Income tax benefit	2,469	1,454	3,521	2,188

Net loss from continuing operations	2,673	(19,991)	(10,653)	(33,664)

Discontinued operations:

Loss from discontinued operations	(625)	(1,507)	(1,756)	(1,221)
Gain on sale of real estate from discontinued operations	7,679	5,660	11,816	5,660
Income tax expense from discontinued operations	(2,469)	(1,454)	(3,521)	(1,554)

Net income from discontinued operations	4,585	2,699	6,539	2,885
Net income (loss)	7,258	(17,292)	(4,114)	(30,779)
Net gain attributable to non-controlling interests	7,175	3,543	9,345	5,119

Net income (loss) attributable to American Realty Investors, Inc.	14,433	(13,749)	5,231	(25,660)
Preferred dividend requirement	(613)	(622)	(1,230)	(1,244)

Net income (loss) applicable to common shares	$13,820	$(14,371)	$4,001	$(26,904)

Earnings per share - basic
Income (loss) from continuing operations	$0.80	$(1.48)	$(0.22)	$(2.59)
Income from discontinued operations	0.40	0.23	0.57	0.25

Net income (loss) applicable to common shares	$1.20	$(1.25)	$0.35	$(2.34)

Earnings per share - diluted
Income (loss) from continuing operations	$0.80	$(1.48)	$(0.22)	$(2.59)
Income from discontinued operations	0.40	0.23	0.57	0.25

Net income (loss) applicable to common shares	$1.20	$(1.25)	$0.35	$(2.34)

Weighted average common share used in computing earnings per share	11,525,389	11,510,322	11,509,341	11,512,169
Weighted average common share used in computing diluted earnings per share	11,525,389	11,510,322	11,509,341	11,512,169

Amounts attributable to American Realty Investors, Inc.
Income (loss) from continuing operations	$9,848	$(16,448)	$(1,308)	$(28,545)
Income from discontinued operations	4,585	2,699	6,539	2,885

Net income (loss)	$14,433	$(13,749)	$5,231	$(25,660)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2011

(unaudited)

(dollars in thousands)

	Total Capital	Comprehensive Loss	Series A Preferred Stock			Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest

				Common Stock
				Shares	Amount

Balance, December 31, 2010	$106,265	$(130,713)	$4,979	11,874,138	$114	$(6,333)	$110,419	$(47,776)	$(786)	$45,648
Net income (loss)	(4,114)	(4,114)	-	-	-	-	-	5,231	-	(9,345)
Sale of controlling interest	2,310	-	-	-	-	-	1,747	-	-	563
Acquisition of non-controlling interest	(83)	-	-	-	-	-	(80)	-	-	(3)
Distribution of non-controlling interest	(438)	-	-	-	-	-	(41)	-	-	(397)
Conversion of preferred stock into common stock	31	-	(71)	67,036	1	-	101	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(1,230)	-	-	-	-	-	(1,230)	-	-	-
Repurchase/sale of treasury shares, net	(62)	-	-	-	-	(62)	-	-	-	-

Balance, June 30, 2011	$102,679	$(134,827)	$4,908	11,941,174	$115	$(6,395)	$110,916	$(42,545)	$(786)	$36,466

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Net loss	$(4,114)	$(30,779)
Other comprehensive loss
Unrealized loss on foreign currency translation	(786)	(1,960)
Unrealized gain (loss) on investment securities	-	-

Total other comprehensive loss	(786)	(1,960)

Comprehensive loss	(4,900)	(32,739)
Comprehensive gain attributable to non-controlling interest	9,345	5,119

Comprehensive gain (loss) attributable to American Realty Investors, Inc.	$4,445	$(27,620)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(4,114)	$(26,904)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(19,373)	4,115
Gain on sale of income producing properties	(11,816)	(5,660)
Depreciation and amortization	13,873	15,490
Provision for impairment of notes receivable and real estate assets	6,503	-
Amortization of deferred borrowing costs	2,100	2,193
Earnings from unconsolidated subsidiaries and investees	73	93
Change in non-controlling interest	-	(5,119)
Gain on foreign currency translation	-	(233)
Loss on the sale of controlling stock	-	49
(Increase) decrease in assets:
Accrued interest receivable	(813)	(330)
Other assets	(148)	5,124
Prepaid expense	2,143	281
Escrow	11,412	8,328
Earnest money	(75)	289
Rent receivables	776	(2,411)
Affiliate receivable	(4,477)	-
Increase (decrease) in liabilities:
Accrued interest payable	7,091	2,453
Affiliate payables	(12,219)	11,823
Other liabilities	(14,062)	516

Net cash provided by (used in) operating activities	(23,126)	10,097

Cash Flow From Investing Activities:
Proceeds from notes receivables	13,806	1,540
Origination of notes receivable	(693)	-
Acquisition of land held for development	-	(2,259)
Proceeds from sales of income producing properties	64,361	32,969
Proceeds from sale of land	107,877	12,325
Proceeds from sale of investment in unconsolidated real estate entities	(9)	-
Investment in unconsolidated real estate entities	709	(607)
Improvement of land held for development	(2,024)	(10,569)
Improvement of income producing properties	(733)	(1,898)
Acquisition of non-controlling interest	(23)	-
Sale of non-controlling interest	102	-
Sale of controlling interest	2,208	-
Construction and development of new properties	(30,610)	(10,294)

Net cash provided by investing activities	154,971	21,207

Cash Flow From Financing Activities:
Proceeds from notes payable	141,565	104,010
Recurring amortization of principal on notes payable	(8,933)	(7,102)
Debt assumption by buyer, part of seller proceeds	-	(39,889)
Payments on maturing notes payable	(267,788)	(84,175)
Deferred financing costs	(469)	(4,150)
Stock-secured borrowings and margin debt	3,164	-
Distributions to non-controlling interests	(294)	-
Preferred stock dividends - Series A	(1,230)	-
Repurchase of common stock/treasury stock	(62)	-
Issuance of common stock	1	-
Conversion of preferred stock into common stock	31	-

Net cash used in financing activities	(134,015)	(31,306)

Net decrease in cash and cash equivalents	(2,170)	(2)
Cash and cash equivalents, beginning of period	12,649	4,887

Cash and cash equivalents, end of period	$10,479	$4,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,480	$39,441
Cash received for income taxes, net of payments	$-	$(634)

Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$-	$(2,575)
Note receivable received from affiliate	$5,380	$2,341
Note receivable from sale of real estate	$-	$2,700

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “NYSE: ARL”. Approximately 86.9% of ARL’s stock is owned by affiliated entities. ARL owns approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange under the symbol “NYSE: TCI”. ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.

TCI, a subsidiary of ARL, owns approximately 83.3% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange under the symbol “AMEX: IOT”.

ARL invests in real estate through direct ownership, leases and partnerships and it also invests in mortgage loans on real estate. Prior to April 30, 2011, Prime Income Asset Management, LLC (“Prime”) was the Company’s external Advisor and Cash Manager. Prime also served as an Advisor and Cash Manager to TCI and IOT. Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under the same terms as the previous agreement with Prime. Pillar also serves as an Advisor and Cash Manager to TCI and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”) managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”) provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty for a term of five years. ARL engages third-party companies to lease and manage its apartment properties. We have no employees.

Properties

We own or had interests in a total property portfolio of 79 income producing properties as of June 30, 2011. The properties consisted of:

•

26 commercial properties totaling 4.9 million rentable square feet, consisting of 16 office buildings, five commercial warehouses, four retail properties, and a 344,975 square foot trade show and exhibit hall;

•	Four hotels comprising 618 rooms;

•	49 apartment communities totaling 8,959 units, excluding apartments being developed; and

•	9,076 acres of developed and undeveloped land.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

During the second quarter of 2011, we evaluated the non-controlling equity interests and made certain reclassifications among equity accounts to correctly reflect non-controlling interest. In connection with that evaluation, we reclassified approximately $6.3 million of deferred gain to non-controlling interest related to the 2009 acquisition of the controlling interest in IOT, a consolidated entity. These amounts have been reclassified for all periods presented in the consolidated financial statements.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the six months ended June 30, 2011 are listed below:

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

On January 26, 2011, we sold 100% of our common stock in TCI Willowbrook Village, Inc. to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. This entity owns a 179,741 square foot retail shopping center located in Coldwater, Michigan known as Willowbrook Village. We provided $2.2 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on January 26, 2016. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On March 22, 2011, we sold our investment in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land

& Development, Inc., both related parties under common control, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We provided $0.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 22, 2016. The buyer assumed the existing mortgage of $9.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

On March 23, 2011, we sold our membership interest in 1340 Poydras Corp. to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $23.5 million. This entity owns a 378,895 square foot building located in New Orleans, Louisiana known as Amoco. The buyer assumed the existing mortgage of $19.5 million, secured by the property. This transaction was rescinded as of the original transaction date and ownership transferred back to TCI.

On March 28, 2011, we sold our investment in ART One Hickory Corporation and ART Two Hickory Corporation to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. These entities own a 97,361 square foot office building known as One Hickory Center and a 96,539 square foot office building known as Two Hickory Center, both located in Dallas, Texas. We provided $0.7 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 28, 2016. The buyer assumed the existing mortgage of $18.8 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On April 5, 2011, we recognized the 2009 sale of five land parcels, comprising approximately 30.18 acres of land known as Keenan Bridge land, Thompson land, Thompson II land, Tomlin land and Pac Trust land located in Dallas County, Texas, to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $6.0 million. The buyer assumed the existing mortgage of $6.0 million secured by the property. We recorded a gain on sale of $2.1 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $2.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the sale of 14.43 acres of land known as Fortune Drive land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.7 million. The buyer assumed the existing mortgage of $1.1 million secured by the property. We recorded a loss on sale of $0.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the 2010 sale of 10.69 acres of land known as Temple land, located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.1 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the sale of 7.11 acres of land known as Pac Trust land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.4 million. The buyer assumed the existing mortgage of $1.4 million secured by the property. We recorded a loss on sale of $0.2 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the sale of our investment in Palmer Lane Golf, Inc. to One Realco Corporation, a related party under common control, for $13.8 million. This entity owns 376.25 acres of land known as Pioneer Crossing land located in Austin, Texas. The buyer assumed the existing mortgage, secured by the property, of $13.8 million. We recorded a loss on sale of $0.1 million when ownership of the property transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group III, LP, a partnership that owned 5.87 acres of land known as Polo Estates at Bent Tree land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On April 5, 2011 the partnership transferred ownership of the property to the existing lender and we recorded a gain of $3.0 million due to recognition of a prior period deferred gain.

On April 5, 2011, we recognized the sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of our investment in Pacific Center, LLC to ABC Land and Development, Inc., a related party under common control, for a sales price of $2.5 million. This entity owns the Piccadilly University Hotel, a 190-room hotel, located in Fresno, California. The buyer assumed the existing mortgage of $2.5 million secured by the property. We recorded a gain on sale of $3.6 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of Alpenloan, a 28,594 square foot building and 8.16 acres of land, located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.9 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 5.34 acres of land known as Archon land located in Irving, Texas and 1.31 acres of land known as Ackerley land located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.7 million. The buyer assumed the existing mortgage of $0.7 million secured by the property. We recorded a loss on sale of $0.7 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of Fenton Centre, a 707,559 square foot building and 4.70 acres of land, located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $7.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $1.1 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 20.85 acres of land known as McKinney Ranch land located in McKinney, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $5.4 million. The buyer assumed the existing mortgage of $5.4 million secured by the property. We recorded a gain on sale of $0.8 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a loss on sale of $1.9 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the 2010 sale of 97.28 acres of land known as Pioneer Crossing land located in Austin, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $1.4 million. The buyer assumed the existing mortgage of $1.4 million secured by the property. We recorded a loss on sale of $1.8 million when ownership of the property transferred to the existing lender.

In December 2010, ARL sold 34 properties, which consisted of six commercial buildings comprising an aggregate of 1.4 million square feet, approximately 3,683 acres of undeveloped land, and one ground lease to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $229.2 million. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. The sales of the ground lease and 210.70 acres of the undeveloped land were rescinded and ownership transferred back to TCI. For the properties that were sold to a third party or ownership was transferred back to the lender for credit against the loan balance, the sales was recognized during the first six months of 2011 and have been disclosed in “Note 2. Real Estate Activity”. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartments and various projects. During the six months ended June 30, 2011, we have expended $30.6 million on construction and development and capitalized $2.8 million of interest costs.

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

In reviewing the impairment reserves for our real estate holdings, there were reserves taken on properties that were no longer necessary due to a current valuation analysis and therefore we released $11.0 million of real estate reserves in the second quarter of 2011.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Dallas Fund XVII L.P. (2)	10/09	9.00%	$1,432	Assignment of partnership interests
Garden Centura, L.P. (1)	N/A	7.00%	3,767	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	4,826	Various security interests
Miscellaneous related party notes (1)	Various	Various	3,663	Various security interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	5,459	100% Interest in UH of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge,LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I)(1)	12/27	5.25%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II)(1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)(1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Accrued interest			725

Total Performing			$87,519

Non-Performing loans:
130 Windmill Farms, L.P.	07/11	7.00%	507	Unsecured
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Accrued interest			57

Total Non-Performing			$3,141
Allowance for estimated losses			(13,384)

Total			$77,276

(1)	Related party notes
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

Investments in unconsolidated joint ventures and other investees consist of the following:

		Percentage Ownership
		at June 30, 2011	at June 30, 2010
Garden Centura, L.P.	(1)	5.00%	5.00%

Gruppa Florentina, LLC	(1)	20.00%	20.00%

LK-Four Hickory, LLC	(1)	28.57%	28.57%

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

For the Six Months Ended June 30, 2011	Other Investees
Real estate, net of accumulated depreciation	$118,000
Notes receivable	5,435
Other assets	43,060
Notes payable	(88,968)
Other liabilities	(14,294)
Shareholders’ equity/partners capital	(63,233)

Revenue	$28,133
Depreciation	(3,258)
Operating expenses	(23,174)
Interest expense	(2,485)

Loss from continuing operations	$(784)
Loss from discontinued operations	-

Net loss	$(784)

Company’s proportionate share of earnings	$3

For the Six Months Ended June 30, 2010	Other Investees
Real estate, net of accumulated depreciation	$122,822
Notes receivable	4,667
Other assets	44,282
Notes payable	(91,762)
Other liabilities	(12,510)
Shareholders’ equity/partners capital	(67,499)

Revenue	$27,901
Depreciation	(3,203)
Operating expenses	(22,249)
Interest expense	(3,247)

Loss from continuing operations	$(798)
Loss from discontinued operations	-

Net loss	$(798)

Company’s proportionate share of earnings	$1

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

On April 28, 2011, we refinanced the existing mortgage on Mariposa Villas apartments, a 216-unit complex located in Dallas, Texas, for a new mortgage of $12.4 million. We paid off the existing mortgage of $11.8 million and $0.6 million in closing costs. The note accrues interest at 3.90% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051.

On April 28, 2011, we refinanced the existing mortgage on Verandas at City View apartments, a 314-unit complex located in Fort Worth, Texas, for a new mortgage of $18.5 million. We paid off the existing mortgage of $17.3 million and $1.2 million in closing costs. The note accrues interest at 4.20% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2051.

On May 31, 2011, we refinanced the existing mortgage on Stonebridge at City Park apartments, a 240-unit complex located in Houston, Texas, for a new mortgage of $14.6 million. We paid off the existing mortgage of $13.9 million and $0.7 million in closing costs. The note accrues interest at 3.90% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2051.

In conjunction with the development of various apartment projects and other developments, we drew down $29.1 million in construction loans during the six months ended June 30, 2011.

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

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. We also have other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 4.00% to 10.00% per annum. Stock-secured notes payable and margin borrowings were $26.1 million at June 30, 2011.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2011 (dollars in thousands):

	Pillar	Prime	Total
Balance, December 31, 2010	$-	$(12,219)	$(12,219)
Cash transfers	313	2,265	2,578
Advisory fees	(2,288)	(4,825)	(7,113)
Cost reimbursements	-	(2,277)	(2,277)
Interest from advisor	(2)	(292)	(294)
POA fees	-	7	7
Expenses paid by advisor	331	(1,575)	(1,244)
Financing (mortgage payments)	746	159	905
Note receivable with affiliate	2,726	7,516	10,242
Sales/Purchases transactions	(929)	3,983	3,054
Intercompany property transfers	1,914	8,924	10,838

Balance, June 30, 2011	$2,811	$1,666	$4,477

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

Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2011 and 2010, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2011	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$14,982	$20,109	$2,259	$200	$(22)	$37,528
Operating expenses	8,122	10,353	1,907	551	236	21,169
Depreciation and amortization	2,463	3,691	177	-	(86)	6,245
Mortgage and loan interest	3,233	8,649	649	2,786	2,414	17,731
Interest income	-	-	-	-	1,203	1,203
Gain on land sales	-	-	-	14,029	-	14,029

Segment operating gain (loss)	$1,164	$(2,584)	$(474)	$10,892	$(1,383)	$7,615

Capital expenditures	255	82	-	-	-	337
Assets	242,503	608,790	14,823	336,641	-	1,202,757

Property Sales
Sales price	$67,397	$-	$2,525	$60,377	$-	$130,299
Cost of sale	75,274	-	(1,114)	49,338	-	123,498
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	963	-	2,990	10,954	14,907

Gain (loss) on sale	$(7,877)	$963	$3,639	$14,029	$10,954	$21,708

For the Three Months Ended June 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$14,392	$19,404	$2,569	$166	$17	$36,548
Operating expenses	8,670	10,976	1,976	1,649	35	23,306
Depreciation and amortization	2,653	4,020	181	-	(74)	6,780
Mortgage and loan interest	4,264	8,986	646	3,633	2,747	20,276
Interest income	-	-	-	-	1,326	1,326
Loss on land sales	-	-	-	(4,121)	-	(4,121)

Segment operating loss	$(1,195)	$(4,578)	$(234)	$(9,237)	$(1,365)	$(16,609)

Capital expenditures	333	-	-	-	-	333
Assets	251,279	565,691	17,433	528,271	(23,080)	1,339,594

Property Sales
Sales price	$5,970	$29,459	$-	$17,660	$-	$53,089
Cost of sale	6,184	22,897	-	23,300	-	52,381
Deferred current gain	-	6,487	-	-	-	6,487
Recognized prior deferred gain	-	5,799	-	1,519	-	7,318

Gain (loss) on sale	$(214)	$5,874	$-	$(4,121)	$-	$1,539

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended June 30,
	2011	2010
Segment operating gain (loss)	$7,615	$(16,609)
Other non-segment items of income (expense)
General and administrative	(4,078)	(2,701)
Advisory fees	(3,462)	(3,993)
Provision on impairment of notes receivable and real estate assets	(444)	-
Other income	551	1,023
Gain on Foreign Currency Transactions	-	906
Equity in earnings of investees	22	(71)
Deferred tax benefit	2,469	1,454

Loss from continuing operations	$2,673	$(19,991)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended June 30,
	2011	2010
Segment assets	$1,202,757	$1,339,594
Investments in real estate partnerships	12,138	12,748
Other assets and receivables	186,456	201,095
Assets held for sale	-	211,920

Total assets	$1,401,351	$1,765,357

For the Six Months Ended June 30, 2011	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$29,352	$40,125	$4,162	$469	$(58)	$74,050
Operating expenses	17,086	20,334	3,793	1,128	286	42,627
Depreciation and amortization	5,150	7,428	355	-	(174)	12,759
Mortgage and loan interest	6,762	16,052	1,298	6,586	3,978	34,676
Interest income	-	-	-	-	1,871	1,871
Gain on land sales	-	-	-	19,373	-	19,373

Segment operating gain (loss)	$354	$(3,689)	$(1,284)	$12,128	$(2,277)	$5,232

Capital expenditures	255	82	-	-	-	337
Assets	242,503	608,790	14,823	336,641	-	1,202,757

Property Sales
Sales price	$109,411	$-	$2,525	$127,547	$-	$239,483
Cost of sale	117,002	-	(1,114)	112,415	-	228,303
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	3,851	963	-	4,241	10,954	20,009

Gain on sale	$(3,740)	$963	$3,639	$19,373	$10,954	$31,189

For the Six Months Ended June 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$30,927	$38,352	$4,721	$281	$5	$74,286
Operating expenses	17,896	21,522	3,942	2,466	108	45,934
Depreciation and amortization	5,307	7,534	366	-	(211)	12,996
Mortgage and loan interest	8,398	16,794	1,327	7,205	4,893	38,617
Interest income	-	-	-	-	2,828	2,828
Loss on land sales	-	-	-	(4,115)	-	(4,115)

Segment operating loss	$(674)	$(7,498)	$(914)	$(13,505)	$(1,957)	$(24,548)

Capital expenditures	333	-	-	-	-	333
Assets	251,279	565,691	17,433	527,871	(22,680)	1,339,594

Property Sales
Sales price	$5,970	$29,459	$-	$17,669	$-	$53,098
Cost of sale	6,184	22,897	-	23,303	-	52,384
Deferred current gain	-	6,487	-	-	-	6,487
Recognized prior deferred gain	-	5,799	-	1,519	-	7,318

Gain (loss) on sale	$(214)	$5,874	$-	$(4,115)	$-	$1,545

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Six Months Ended June 30,
	2011	2010
Segment operating gain (loss)	$5,232	$(24,548)
Other non-segment items of income (expense)
General and administrative	(7,611)	(5,286)
Advisory fees	(6,984)	(8,046)
Provision on impairment of notes receivable and real estate assets	(6,503)	-
Other income	1,765	1,888
Gain on Foreign Currency Transactions	-	233
Equity in earnings of investees	(73)	(93)
Deferred tax benefit	3,521	2,188

Loss from continuing operations	$(10,653)	$(33,664)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Six Months Ended June 30,
	2011	2010
Segment assets	$1,202,757	$1,339,594
Investments in real estate partnerships	12,138	12,748
Other assets and receivables	186,456	201,095
Assets held for sale	-	211,920

Total assets	$1,401,351	$1,765,357

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2011. Included in discontinued operations are a total of five and 20 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold four commercial properties (Alpenloan, Fenton Centre, Teleport Blvd and Westgrove Air Plaza) and one hotel (University). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Rental	$2,390	$5,860	$4,963	$14,303
Property operations	1,793	3,888	3,796	8,123

	$597	$1,972	$1,167	$6,180

Expenses
Interest	(637)	(2,255)	(1,594)	(4,852)
General and administration	(146)	(26)	(216)	(41)
Litigation settlement expense	-	(1)	-	(1)
Depreciation	(439)	(1,197)	(1,113)	(2,507)

	$(1,222)	$(3,479)	$(2,923)	$(7,401)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(625)	(1,507)	(1,756)	(1,221)
Gain on sale of discontinued operations	7,679	5,660	11,816	5,660

Income from discontinued operations before tax	$7,054	$4,153	$10,060	$4,439

Tax expense	(2,469)	(1,454)	(3,521)	(1,554)

Income from discontinued operations	$4,585	$2,699	$6,539	$2,885

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

NOTE 10. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

In conjunction with its sale of Four Hickory in November 2007, the Company agreed to fund approximately $1.0 million to satisfy its commitment to compensate LK-Four Hickory, LLC for move-in discounts and other concessions to existing tenants at the time of sale. The Company also has certain agreements with LK-Four Hickory, LLC to fund projection shortfalls, which, to date, we have not had to provide any additional funding. In addition, related parties of the Company have active lease agreements with LK-Four Hickory, LLC.

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expense incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC.

Liquidity. Management believes that ARL will generate excess cash flow from property operations in 2011, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts. ARL is the limited partner in three partnerships currently constructing residential properties and two partnerships in which the residential property is substantially complete. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of June 30, 2011, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 shares of stock options outstanding, 1,000 of which will expire on January 12, 2012 and 1,000 of which will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of June 30, 2011, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to the period ending June 30, 2011, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been recorded in 2010 and 2011 and the sales that were deferred will be recognized in the third quarter 2011 when ownership transferred to a third party.

On July 1, 2011, we sold 12.74 acres of land known as Centurion 12 land located in Fort Worth, Texas for a sales price of $1.1 million.

On July 5, 2011, a warehouse and 13.0 acres of land known as Eagle Crest located in Farmers Branch, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On July 5, 2011, Three Hickory land located in Farmers Branch, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On July 5, 2011, One Hickory Center and Two Hickory Center, office buildings located in Dallas, Texas, both of which were sold to a related party and treated on the books as “subject to sales contract”, were transferred to the lender for credit against the loan balances. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On July 5, 2011, Windmill Farms-Harlan land located in Kaufman County, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred in 2010 will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Centura land located in Dallas, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, seven properties comprising approximately 2,713.68 acres of undeveloped land located in Irving, Farmers Branch and Forney, Texas, all of which were sold to a related party and treated on the books as “subject to sales contract”, were transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and we do not anticipate any additional gain or loss. The sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Signature Athletic Club, an office building located in Dallas, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Parkway North, an office building located in Dallas, Texas, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the third quarter, when ownership transferred to a third party.

On August 2, 2011, Las Colinas Station land, a land parcel owned by TCI Woodmont Group XIII, LP, which the Company has a 75% limited partner interest in, was transferred to the lender for credit against the loan balance. This property was impaired in 2008 and 2009 and we do not anticipate any additional losses.

On August 5, 2011, we sold our 30% limited partner interest in a partnership that owned a 120-unit apartment complex known as Westwood apartments, located in Mary Ester, Florida for a sales price of $7.1 million.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first six months of 2011 we sold $172.2 million of land and income-producing properties. As of June 30, 2011, we owned 8,959 units in 49 residential apartment communities, 26 commercial properties comprising almost 4.9 million rentable square feet and four hotels containing a total of 618 rooms. In addition, we owned 9,076 acres of land held for development with three apartment complexes and a 420-acre holiday resort project in Germany currently in development.

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

Prior to April 30, 2011, Prime Income Asset Management, LLC (“Prime”) was the Company’s external Advisor and Cash Manager. Prime also served as an Advisor and Cash Manager to TCI and IOT. Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under the same terms as the previous agreement with Prime. Pillar also serves as an Advisor and Cash Manager to TCI and IOT. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”) managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”) provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Prime, manages our commercial properties and provides brokerage services under the same terms as the previous agreements with Triad and Regis Realty, for a term of five years. We engage third-party companies to lease and manage our apartment properties.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2011 and 2010, we owned or had interests in a portfolio of 79 and 93 income producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income producing properties held as of June 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassed to discontinued operations as of June 30, 2011 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	June 30,
	2011	2010
Continuing operations	73	77
Sales subsequent to period end	6	0
Discontinued operations	0	16

Total property portfolio	79	93

Comparison of the three months ended June 30, 2011 to the same period ended 2010

For the three months ended June 30, 2011, we reported a net income applicable to common shares of $13.8 million or $1.20 per diluted earnings per share, as compared to a net loss applicable to common shares of ($14.4) million or ($1.25) per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $37.5 million for the three months ended June 30, 2011. This represents an increase of $1.0 million, as compared to the prior period revenues of $36.5 million. This change, by segment, is an increase in the commercial portfolio of $0.6 million, an increase in the apartment portfolio of $0.7 million, offset by a decrease in the hotel portfolio of $0.3 million. Within the apartment portfolio, there was an increase of $0.3 million due to the developed properties in the lease-up phase and an increase of $0.4 million in the same property portfolio. Within the commercial portfolio, the same property portfolio increased by $0.5 million primarily due to a $2.6 million tenant lease buy-out. Overall, the commercial portfolio decreased due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $21.2 million for the three months ended June 30, 2011. This represents a decrease of $2.1 million, as compared to the prior period operating expenses of $23.3 million. This change, by segment, is a decrease in our commercial properties of $0.6 million, a decrease in our apartment portfolio of $0.6 million, and a decrease in our in our land and other segments of $0.9 million. Within the apartment portfolio, the same apartment properties decreased $0.9 million due to a decrease in overall costs and additional repairs and maintenance, offset by an increase of $0.3 million from developed properties in the lease-up phase. The decrease in the land and other portfolios was due to a prior year real estate tax accrual adjustment.

General and administrative expenses were $4.1 million for the three months ended June 30, 2011. This represents an increase of $1.4 million, as compared to the prior period general and administrative expenses of $2.7 million. This change is primarily due to an increase in professional services.

Mortgage and loan interest expense was $17.7 million for the three months ended June 30, 2011. This represents a decrease of $2.6 million, as compared to the prior period interest expense of $20.3 million. This change, by segment, is a decrease in our commercial properties of $1.1 million, a decrease in our apartment portfolio of $0.3 million, and a decrease in our land portfolio of $0.9 million and a decrease in our other portfolio of $0.3 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 at a lower interest rate. The majority of the decrease in the commercial portfolio is due to a matured loan that is being negotiated. The decrease in the other portfolio was due to a decrease in interest expense on loan amounts due to our advisor.

Other income (expense)

Gain on land sales was $14.0 million for the three months ended June 30, 2011. This represents an increase of $18.1 million as compared to the prior period loss of $4.1 million. In the current period, we sold 1,067 acres of land in 19 separate transactions for an aggregate sales price of $60.4 million and recorded a gain of $14.0 million. In the prior period, we sold 23.56 acres of land in two transactions for an aggregate sales price of $17.6 million and recorded a loss $4.1 million.

Included in discontinued operations are a total of five and 20 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for the current and prior reporting periods. In 2011, we sold four commercial properties (Alpenloan, Fenton Centre, Teleport Blvd and Westgrove Air Plaza) and one hotel (University). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. There was an additional gain of $11.0 million due to release of reserves on sold properties, see “Note 2. Real Estate Activity” for additional details. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2011	2010
Revenue
Rental	$2,390	$5,860
Property operations	1,793	3,888

	$597	$1,972
Expenses
Interest	(637)	(2,255)
General and administration	(146)	(26)
Litigation settlement expense	—	(1)
Depreciation	(439)	(1,197)

	$(1,222)	$(3,479)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(625)	(1,507)
Gain on sale of discontinued operations	7,679	5,660

Income from discontinued operations before tax	$7,054	$4,153

Tax expense	(2,469)	(1,454)

Income from discontinued operations	$4,585	$2,699

Comparison of the six months ended June 30, 2011 to the same period ended 2010

For the six months ended June 30, 2011, we reported a net gain applicable to common shares of $4.0 million or $0.35 per diluted earnings per share, as compared to a net loss applicable to common shares of ($26.9) million or ($2.34) per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $74.1 million for the six months ended June 30, 2011. This represents a decrease of $0.2 million, as compared to the prior period revenues of $74.3 million. This change, by segment, is a decrease in the commercial portfolio of $1.6 million, a decrease in the hotel portfolio of $0.5 million, an increase in the land and other portfolios of $0.1 million, and an increase in the apartment portfolio of $1.8 million. Within the apartment portfolio, there was an increase of $0.5 million due to the developed properties in the lease-up phase and an increase of $1.3 million in the same property portfolio. Within the commercial portfolio the decrease was attributable to the same properties due to an increase in vacancy, which we attribute to the current state of the economy. Revenues from our same hotel portfolio are also suffering due to the economy with decreased stays from travelers. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $42.6 million for the six months ended June 30, 2011. This represents a decrease of $3.3 million, as compared to the prior period operating expenses of $45.9 million. This change, by segment, is a decrease in our commercial properties of $0.8 million, a decrease in our apartment portfolio of $1.2 million, a decrease in our hotels of $0.1 million and a decrease in our in our land and other segments of $1.2 million. Within the apartment portfolio, the same apartment properties decreased $1.7 million due to a decrease in overall costs and additional repairs and maintenance, offset by a $0.5 million increase in developed properties in the lease-up phase. Within the commercial portfolio, the same properties decreased by $0.8 million. The decrease in our hotel portfolio is due to the decrease in variable costs that are directly associated with stays within the hotel. The decrease in the land and other portfolios was due to a prior year real estate tax accrual adjustment.

General and administrative expenses were $7.6 million for the six months ended June 30, 2011. This represents an increase of $2.3 million, as compared to the prior period general and administrative expenses of $5.3 million. This change is primarily due to an increase in professional services.

Mortgage and loan interest expense was $34.7 million for the six months ended June 30, 2011. This represents a decrease of $3.9 million, as compared to the prior period interest expense of $38.6 million. This change, by segment, is a decrease in our commercial properties of $1.6 million, a decrease in our apartment portfolio of $0.8 million, a decrease in our land portfolio of $0.6 million and a decrease in our other portfolios of $0.9 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 at a lower interest rate. The majority of the decrease in the commercial portfolio is due to a matured loan that is being negotiated.

Provision for impairment was $6.5 million for the six months ended June 30, 2011. Impairment was recorded as an additional loss of $5.6 million in the apartment properties we currently hold and $0.9 million in the commercial properties we currently hold. The majority of the impairment losses were taken on the properties that are treated as “subject to sales contract” where, subsequent to the sale to a related party under common control, negotiations have occurred for the property ownership to transfer to the lender and estimated current property values are lower than our current basis.

Other income (expense)

Interest income was $1.9 million for the six months ended June 30, 2011. This represents a decrease of $0.9 million, as compared to the prior period interest income of $2.8 million. The majority of this decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Gain on land sales was $19.4 million for the six months ended June 30, 2011. This represents an increase of $23.5 million as compared to the prior period loss of $4.1 million. In the current period, we sold 1,297.84 acres of land in 31 separate transactions for an aggregate sales price of $110.5 million and recorded a gain of $19.4 million. In the prior period, we sold 23.56 acres of land in two transactions for an aggregate sales price of $17.6 million and recorded a loss of $4.1 million.

Included in discontinued operations are a total of five and 20 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for the current and prior reporting periods. In 2011, we sold four commercial properties (Alpenloan, Fenton Centre, Teleport Blvd and Westgrove Air Plaza) and one hotel (University). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. There was an additional gain of $11.0 million due to release of reserves on sold properties, see “Note 2. Real Estate Activity” for additional details. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2011	2010
Revenue
Rental	$4,963	$14,303
Property operations	3,796	8,123

	$1,167	$6,180
Expenses
Interest	(1,594)	(4,852)
General and administration	(216)	(41)
Litigation settlement expense	—	(1)
Depreciation	(1,113)	(2,507)

	$(2,923)	$(7,401)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(1,756)	(1,221)
Gain on sale of discontinued operations	11,816	5,660

Income from discontinued operations before tax	$10,060	$4,439

Tax expense	(3,521)	(1,554)

Income from discontinued operations	$6,539	$2,885

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2011	2010	Variance
Net cash provided by (used in) operating activities	$(23,126)	$10,097	$(33,223)
Net cash provided by investing activities	$154,971	$21,207	$133,764
Net cash used in financing activities	$(134,015)	$(31,306)	$(102,709)

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

Our cash from investing activities increased $133.7 million, as compared to the prior period. The increase is primarily attributable to the sale of income producing properties and land in the current period. The majority of the proceeds from sales were used for payment on loans associated with those projects.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2011 and a loss in 2010 and 2009, therefore, it recorded no provision for income taxes.

At June 30, 2011, ARL had a net deferred tax asset of $119.9 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2011, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$263,103	5.72%	$2,631

Total decrease in ARL’s annual net income			2,631

Per share			$0.23

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. The following table represents shares repurchased on a monthly basis during the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at March 31, 2011			986,750	263,250
April 30, 2011	-	-	986,750	263,250
May 31, 2011	-	-	986,750	263,250
June 30, 2011	-	-	986,750	263,250

Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, Inc., dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 15, 2011	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2011

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