Form 10-Q
period 2011-09-30
AMERICAN REALTY INVESTORS INC
filed 2011-11-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-15663

AMERICAN REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2847135
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Lyndon B. Johnson Freeway, Suite 800, Dallas, Texas 75234

(Address of principal executive offices)

(Zip Code)

(469) 522-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒Yes     ☐No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes    ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at November 5, 2011)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2011	December 31, 2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,066,572	$1,170,214
Real estate subject to sales contracts at cost, net of depreciation ($66,651 and $75,639 in 2011 and 2010)	170,990	295,921
Less accumulated depreciation	(114,534)	(133,550)

Total real estate	1,123,028	1,332,585
Notes and interest receivable

Performing (including $80,761 and $89,982 in 2011 and 2010 from affiliates and related parties)	85,313	99,839
Non-performing	4,582	3,123
Less allowance for estimated losses (including $8,962 and $9,926 in 2011 and 2010 from affiliates and related parties)	(13,384)	(14,348)

Total notes and interest receivable	76,511	88,614
Cash and cash equivalents	9,360	12,649
Investments in unconsolidated subsidiaries and investees	12,498	12,491
Affiliate receivable	12,499	-
Other assets (including $0 in 2011 and $164 in 2010 from affiliates and related parties)	90,235	110,936

Total assets	$1,324,131	$1,557,275

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$814,975	$913,134
Notes related to subject to sales contracts	188,742	315,547
Stock-secured notes payable and margin debt	23,655	23,100
Affiliate payables	-	12,219
Deferred gain (including $96,279 and $93,921 in 2011 and 2010 from sales to related parties)	103,064	98,504
Accounts payable and other liabilities (including $1,806 and $1,539 in 2011 and 2010 to affiliates and related parties)	96,411	88,506

	1,226,847	1,451,010
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,353,954 shares in 2011 and $3,389,546 in 2010 (liquidation preference $10 per share), including 900,000 shares in 2011 and 2010 held by subsidiaries	4,908	4,979

Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 and 11,874,138, and outstanding 11,525,389 and 11,466,853 shares in 2011 and in 2010	115	114

Treasury stock at cost; 415,785 and 407,285 shares in 2011 and 2010 and 238,789 and 276,972 shares held by TCI (consolidated) as of 2011 and 2010	(6,395)	(6,333)
Paid-in capital	110,030	110,419
Retained earnings	(42,192)	(47,776)
Accumulated other comprehensive income	(786)	(786)

Total American Realty Investors, Inc. shareholders’ equity	65,680	60,617

Non-controlling interest	31,604	45,648

Total equity	97,284	106,265

Total liabilities and equity	$1,324,131	$1,557,275

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $17 and $340 for the three months and $50 and $1,026 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	$34,590	$32,406	$101,974	$98,416

Expenses:
Property operating expenses (including $355 and $382 for the three months and $1,240 and $1,132 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	19,666	19,446	57,390	59,479
Depreciation and amortization	5,768	6,173	17,395	18,032
General and administrative (including $1,011 and $647 for the three months and $2,429 and $3,066 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	3,816	2,180	11,101	7,456
Provision on impairment of notes receivable and real estate assets	-	-	5,622	-
Advisory fee to affiliate	3,241	3,972	10,225	12,017

Total operating expenses	32,491	31,771	101,733	96,984

Operating income	2,099	635	241	1,432

Other income (expense):
Interest income (including $448 and $792 for the three months and $2,051 and $2,959 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	1,039	997	2,910	3,825
Other income	115	641	1,881	1,857
Mortgage and loan interest (including $48 and $708 for the three months and $1,628 and $2,443 for the nine months ended 2011 and 2010 respectively from affiliates and related parties)	(15,041)	(16,479)	(47,283)	(52,324)
Gain on sale of investments	91	-	91	673
Gain (loss) on foreign currency translation	-	(11)	-	222
Earnings from unconsolidated subsidiaries and investees	(30)	(3)	(104)	(96)

Total other expenses	(13,826)	(14,855)	(42,505)	(45,843)

Loss before gain on land sales, non-controlling interest, and taxes	(11,727)	(14,220)	(42,264)	(44,411)
Gain (loss) on land sales	(942)	(72)	18,431	(4,187)

Loss from continuing operations before tax	(12,669)	(14,292)	(23,833)	(48,598)
Income tax expense	(2,867)	(1,099)	(5,335)	(1,477)

Net loss from continuing operations	(15,536)	(15,391)	(29,168)	(50,075)

Discontinued operations:

Loss from discontinued operations	(64)	(3,480)	(4,831)	(6,248)
Gain on sale of real estate from discontinued operations	8,256	6,619	20,073	12,279
Income tax benefit from discontinued operations	2,867	1,099	5,335	2,111

Net income from discontinued operations	11,059	4,238	20,577	8,142
Net loss	(4,477)	(11,153)	(8,591)	(41,933)
Net loss attributable to non-controlling interest	4,830	2,140	14,175	7,260

Net income (loss) attributable to American Realty Investors, Inc.	353	(9,013)	5,584	(34,673)
Preferred dividend requirement	(613)	(626)	(1,843)	(1,870)

Net income (loss) applicable to common shares	$(260)	$(9,639)	$3,741	$(36,543)

Earnings per share - basic
Loss from continuing operations	$(0.98)	$(1.21)	$(1.46)	$(3.88)
Income from discontinued operations	0.96	0.37	1.79	0.71

Net income (loss) applicable to common shares	$(0.02)	$(0.84)	$0.33	$(3.17)

Earnings per share - diluted
Loss from continuing operations	$(0.98)	$(1.21)	$(1.46)	$(3.88)
Income from discontinued operations	0.96	0.37	1.79	0.71

Net income (loss) applicable to common shares	$(0.02)	$(0.84)	$0.33	$(3.17)

Weighted average common share used in computing earnings per share	11,525,389	11,485,444	11,514,749	11,503,163
Weighted average common share used in computing diluted earnings per share	11,525,389	11,485,444	11,514,749	11,503,163

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(10,706)	$(13,251)	$(14,993)	$(42,815)
Income from discontinued operations	11,059	4,238	20,577	8,142

Net income (loss)	$353	$(9,013)	$5,584	$(34,673)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2011

(unaudited)

(dollars in thousands)

	Total Capital	Comprehensive Loss	Series A Preferred Stock			Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest

				Common Stock
				Shares	Amount

Balance, December 31, 2010	$106,265	$(130,713)	$4,979	11,874,138	$114	$(6,333)	$110,419	$(47,776)	$(786)	$45,648
Net income (loss)	(8,591)	(8,591)	-	-	-	-	-	5,584	-	(14,175)
Sale of controlling interest	2,384	-	-	-	-	-	1,787	-	-	597
Acquisition of non-controlling interest	(135)	-	-	-	-	-	(109)	-	-	(26)
Distribution of non-controlling interest	(765)	-	-	-	-	-	(325)	-	-	(440)
Conversion of preferred stock into common stock	31	-	(71)	67,036	1	-	101	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(1,843)	-	-	-	-	-	(1,843)	-	-	-
Repurchase/sale of treasury shares, net	(62)	-	-	-	-	(62)	-	-	-	-

Balance, September 30, 2011	$97,284	$(139,304)	$4,908	11,941,174	$115	$(6,395)	$110,030	$(42,192)	$(786)	$31,604

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Net loss	$(8,591)	$(41,933)
Other comprehensive loss
Unrealized loss on foreign currency translation	-	-
Unrealized gain (loss) on investment securities	-	-

Total other comprehensive loss	-	-

Comprehensive loss	(8,591)	(41,933)
Comprehensive gain attributable to non-controlling interest	14,175	7,260

Comprehensive gain (loss) attributable to American Realty Investors, Inc.	$5,584	$(34,673)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(8,591)	$(41,933)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(18,431)	4,187
Gain on sale of income producing properties	(20,072)	(12,279)
Depreciation and amortization	19,747	23,282
Provision for impairment of notes receivable and real estate assets	6,503	-
Amortization of deferred borrowing costs	2,517	2,949
Earnings from unconsolidated subsidiaries and investees	103	96
Gain on foreign currency translation	-	(222)
Other comprehensive loss	-	1,961
(Increase) decrease in assets:
Accrued interest receivable	(848)	(617)
Other assets	38	6,786
Prepaid expense	2,394	1,041
Escrow	10,321	5,001
Earnest money	1,414	870
Rent receivables	3,232	(1,778)
Affiliate receivable	(12,499)	-
Increase (decrease) in liabilities:
Accrued interest payable	4,681	4,450
Affiliate payables	(12,219)	13,495
Other liabilities	6,144	9,806

Net cash provided by (used in) operating activities	(15,566)	17,095

Cash Flow From Investing Activities:
Proceeds from notes receivables	14,546	1,545
Origination or advances of notes receivable	(632)	(25,735)
Acquisition of land held for development	-	(3,199)
Proceeds from sale of income producing properties	131,710	149,057
Proceeds from sale of land	141,283	15,674
Proceeds from sale of investment in unconsolidated real estate entities	(9)
Investment in unconsolidated real estate entities	543	(425)
Improvement of land held for development	(2,703)	(11,702)
Improvement of income producing properties	(2,610)	(2,789)
Acquisition of non-controlling interest	(135)	-
Sale of non-controlling interest	108	-
Sale of controlling interest	2,275	164
Construction and development of new properties	(40,336)	(25,008)

Net cash provided by investing activities	244,040	97,582

Cash Flow From Financing Activities:
Proceeds from notes payable	151,309	133,160
Recurring amortization of principal on notes payable	(13,860)	(11,252)
Debt assumption by buyer, part of seller proceeds	(217,156)	(101,429)
Payments on maturing notes payable	(152,100)	(125,540)
Stock-secured borrowings and margin debt	2,718	-
Deferred financing costs	(35)	(4,481)
Distributions to non-controlling interests	(765)	(1,145)
Preferred stock dividends - Series A	(1,843)	(1,870)
Repurchase of common stock/treasury stock	(62)	(296)
Issuance of common stock	30	-
Conversion of preferred stock into common stock	1	-

Net cash used in financing activities	(231,763)	(112,853)

Net decrease in cash and cash equivalents	(3,289)	1,824
Cash and cash equivalents, beginning of period	12,649	4,887

Cash and cash equivalents, end of period	$9,360	$6,711

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,231	$58,615
Cash received for income taxes, net of payments	$-	$(634)

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange under the symbol “NYSE: ARL”. Approximately 86.7% of ARL’s stock is owned by affiliated entities. ARL owns approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange under the symbol “NYSE: TCI”. ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.

TCI, a subsidiary of ARL, owns approximately 82.7% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. Shares of IOT are traded on the American Stock Exchange under the symbol “AMEX: IOT”.

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

Properties

We own or had interests in a total property portfolio of 71 income producing properties as of September 30, 2011. The properties consisted of:

•

21 commercial properties totaling 4.5 million rentable square feet, consisting of 11 office buildings, five commercial warehouses, four retail properties, and a 344,975 square foot trade show and exhibit hall;

•	One hotel comprising 161 rooms;

•	49 apartment communities totaling 9,027 units, excluding apartments being developed; and

•	5,983 acres of developed and undeveloped land.

We are involved in the construction of one apartment complex and also partnered in a joint venture to develop a 420-acre former naval base, located in the northeastern section of Schleswig-Holstein, Germany, into a multi-family resort area. In addition, we invest in several tracts of land and are at various stages of predevelopment on many of these properties. For our apartment development projects, we partner with various third-party developers to construct residential projects. The third-party developer typically takes a general partner and majority limited partner interest in the development partnership while we take a minority limited partner interest. We are required to fund the equity contributions. The third-party developer is responsible for obtaining financing, for hiring a general contractor and for the overall management and delivery of the project, and is compensated with a fee equal to a certain percentage of the construction costs.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the nine months ended September 30, 2011 are listed below:

On January 4, 2011, we recognized the December 23, 2010 sale of 18.84 acres of land known as Archon land located in Las Colinas, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $5.5 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain of $0.1 million when ownership of the property transferred to the existing lender.

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

On January 4, 2011, we recognized the December 23, 2010 sale of 9.96 acres of land known as Limestone Canyon II land located in Austin, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.6 million. We recorded a gain on sale of $0.2 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the January 3, 2011 sale of 72.14 acres of land known as Manhattan land located in Farmers Branch, Texas to ABCLD Income, LLC, a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded the sale when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the December 23, 2010 sale of Teleport Blvd., a 6,833 square foot building and 3.70 acres of land located in Irving, Texas, to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.7 million. We recorded a gain on sale of $0.4 million when ownership of the property transferred to the existing lender.

On January 4, 2011, we recognized the December 23, 2010 sale of Westgrove Air Plaza, a 79,652 square foot building located in Addison, Texas, to FRE Real Estate, Inc., a related party under common control, for a sales price of $4.5 million. The buyer assumed the existing mortgage of $2.3 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $3.3 million.

On January 26, 2011, we sold 100% of our common stock in TCI Willowbrook Village, Inc. to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. This entity owns a 179,741 square foot retail shopping center located in Coldwater, Michigan known as Willowbrook Village. We provided $2.2 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on January 26, 2016. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On October 12, 2011, ownership of the property was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the fourth quarter, when ownership transferred to a third party.

On February 1, 2011, we recognized the July 30, 2009 sale of five land parcels totaling 21.99 acres located in Dallas County, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $5.9 million. These land parcels were known as Bonneau land, Dalho land, HSM Cummings land, JHL Connell land and Walnut Hill land. The buyer assumed the existing mortgage of $5.9 million secured by the property. We recorded a gain on sale of $3.0 million when the buyer subsequently sold the land to a third party.

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

On March 1, 2011, we recognized the July 30, 2009 sale of 6.54 acres of land known as Chase Oaks land located in Plano, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.5 million. The buyer assumed the existing mortgage of $1.8 million secured by the property. We recorded a gain on sale of $1.1 million when the buyer subsequently sold the land to a third party.

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

On March 23, 2011, we sold our investment in TCI Courtyard, Inc. to One Realco Corporation, a related party under common control, for a sales price of $11.2 million. This entity owns Quail Hollow at the Lakes apartments, a 200-unit complex located in Holland, Ohio. The buyer assumed the existing mortgage of $11.2 million secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 23, 2011, we sold our membership interest in 1340 Poydras Corp. to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $23.5 million. This entity owns a 378,895 square foot building located in New Orleans, Louisiana known as Amoco. The buyer assumed the existing mortgage of $19.5 million secured by the property. This transaction was rescinded as of the original transaction date and ownership transferred back to TCI.

On April 5, 2011, we recognized the July 30, 2009 sale of five land parcels, comprising approximately 30.18 acres of land known as Keenan Bridge land, Thompson land, Thompson II land, Tomlin land and Pac Trust land located in Dallas County, Texas, to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $6.0 million. The buyer assumed the existing mortgage of $6.0 million secured by the property. We recorded a gain on sale of $2.1 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the July 30, 2009 sale of 13.22 acres of land known as Hackberry land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $3.9 million. The buyer assumed the existing mortgage of $3.9 million secured by the property. We recorded a gain on sale of $2.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the July 30, 2009 sale of 14.43 acres of land known as Fortune Drive land located in Irving, Texas to One Realco Land Holdings, Inc., a related party under common control, for a sales price of $1.7 million. The buyer assumed the existing mortgage of $1.1 million secured by the property. We recorded a loss on sale of $0.4 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the December 23, 2010 sale of 10.69 acres of land known as Temple land, located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.1 million when ownership of the property transferred to the existing lender.

On April 5, 2011, we recognized the March 23, 2011 sale of our investment in Palmer Lane Golf, Inc. to One Realco Corporation, a related party under common control, for $13.8 million. This entity owns 376.25 acres of land known as Pioneer Crossing land located in Austin, Texas. The buyer assumed the existing mortgage, secured by the property, of $13.8 million. We recorded a loss on sale of $0.1 million when ownership of the property transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group III, LP, a partnership that owned 5.87 acres of land known as Polo Estates at Bent Tree land located in Dallas, Texas. The partnership was consolidated in accordance with ASC 810. On April 5, 2011 the partnership transferred ownership of the property to the existing lender and we recorded a gain on sale of $3.0 million.

On April 5, 2011, we recognized the March 30, 2011 sale of 87.62 acres of land known as Wilmer 88 land located in Dallas, Texas, 24.91 acres of land known as Crowley land located in Dallas, Texas and 30.07 acres of land known as Creekside land located in Fort Worth, Texas to T Sorrento, Inc., a related party under common control, for a sales price of $4.4 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. We recorded a loss on sale of $2.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the September 15, 2011 sale of our investment in Pacific Center, LLC to ABC Land and Development, Inc., a related party under common control, for a sales price of $2.5 million. This entity owns the Piccadilly University Hotel, a 190-room hotel, located in Fresno, California. The buyer assumed the existing mortgage of $2.5 million secured by the property. We recorded a gain on sale of $3.6 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the June 2, 2011 sale of Alpenloan, a 28,594 square foot building and 8.16 acres of land, located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.4 million. We recorded a loss on sale of $0.9 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the June 2, 2011 sale of 5.34 acres of land known as Archon land located in Irving, Texas and 1.31 acres of land known as Ackerley land located in Dallas, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.7 million. The buyer assumed the existing mortgage of $0.7 million secured by the property. We recorded a loss on sale of $0.7 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $7.0 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 27.11 acres of land known as Kinwest land located in Irving, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $4.1 million. The buyer assumed the existing mortgage of $4.0 million secured by the property. We recorded a gain on sale of $1.1 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 20.85 acres of land known as McKinney Ranch land located in McKinney, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $5.4 million. The buyer assumed the existing mortgage of $5.4 million secured by the property. We recorded a gain on sale of $0.8 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a loss on sale of $1.9 million when ownership of the property transferred to the existing lender.

On June 7, 2011, we recognized the December 23, 2010 sale of 97.28 acres of land known as Pioneer Crossing land located in Austin, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $1.4 million. The buyer assumed the existing mortgage of $1.4 million secured by the property. We recorded a loss on sale of $1.8 million when ownership of the property transferred to the existing lender.

On July 1, 2011, we sold 12.72 acres of land known as Centurion 12 land located in Fort Worth, Texas for a sales price of $1.1 million. We recorded a loss on sale of $0.3 million on the land parcel.

On July 1, 2011, we sold 48.62 acres of land known as Walker Cummings land located in Farmers Branch, Texas, to Realty Advisors, Inc., a related party under common control, for a sales price of $0.1 million, resulting in a loss on sale of $4.3 million. The loss resulted from this flood plain parcel being segregated from the Mercer Crossing land portfolio and the determination that it was worth less than the average cost of the acreage assigned to it as a part of the whole portfolio.

On July 5, 2011, we recognized the September 21, 2010 sale of 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $1.2 million.

On July 5, 2011, we recognized the March 28, 2011 sale of One Hickory Center, a 97,361 square-foot office building and Two Hickory Center, a 96,539 square-foot office building, both located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $19.5 million. The buyer assumed the existing mortgage of $19.4 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $6.0 million.

On July 5, 2011, we recognized the December 23, 2010 sale of 6.6 acres of land known as Three Hickory land located in Farmers Branch, Texas, to Fenton Real Estate, Inc., a related party under common control, for a sales price of $1.3 million. There was no gain or loss recorded when ownership transferred to the existing lender.

On July 5, 2011, we recognized the September 21, 2010 sale of 245.95 acres of land known as Windmill Farms-Harlan land located in Kaufman County, Texas, to Warren Road Farm, a related party under common control, for a sales price of $6.7 million. The buyer assumed the existing mortgage of $5.5 million secured by the property. We recorded a loss on sale of $0.4 million when ownership transferred to the existing lender.

On July 12, 2011, we recognized the July 12, 2010 sale of our investment in Pioneer Crossing Hotels, LLC to One Realco Corporation, a related party under common control, for a sales price of $17.2 million. This entity owns the Piccadilly Airport Hotel, a 85-room hotel, the Piccadilly Inn Express Hotel, a 78-room hotel, and the Piccadilly Shaw Hotel, a 194-room hotel, all located in Fresno, California. In addition, we sold a $10.1 million intercompany receivable. The buyer assumed the existing mortgage of $27.3 million, secured by the property, but did not assume the obligation of ARL’s guarantee on the loan. ARL recognized the sale upon transfer of ownership to the lender for credit against the loan. A lawsuit was filed, prior to the transfer of ownership to the lender, against the Company with regard to certain guaranties on these loans for amounts owed of $30.2 million. The Company is vigorously defending the lawsuit and has taken a reserve in the amount of the gain the company would have recognized upon the ownership transfer to a third party. We believe this reserve is in excess of the potential deficiency.

On August 2, 2011, we recognized the March 23, 2011 sale of 10.08 acres of land known as Centura land located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $13.0 million. The buyer assumed the existing mortgage of $7.2 million secured by the property. We recorded a loss on sale of $0.6 million when ownership transferred to the existing lender.

On August 2, 2011, we recognized the April 25, 2011 sale of seven land parcels, comprising approximately 2,713.68 acres of undeveloped land known as Diplomat land, Kaufman Cogen land, Kaufman Stagliano land, Kaufman Taylor land, Payne South land, Senlac VHP land and Valley Ranch land located in Dallas County, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $24.0 million. The buyer assumed the existing mortgage of $8.1 million secured by the property. We recorded a loss on sale of $3.5 million when ownership transferred to the existing lender.

On August 2, 2011, we recognized the March 23, 2011 sale of Parkway North, a 69,009 square-foot office building located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $4.7 million. The buyer assumed the existing mortgage of $2.9 million secured by the property. We recorded a loss on sale of $1.4 million when ownership transferred to the existing lender.

On August 2, 2011, we recognized the December 23, 2010 sale of Signature Athletic Club, a 58,910 square-foot office building located in Dallas, Texas, to ABCLD Real Estate, LLC, a related party under common control, for a sales price of $2.1 million. The buyer assumed the existing mortgage of $1.3 million secured by the property. We recorded a loss on sale of $0.4 million when ownership transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group XII, LP, a partnership that owned 16.81 acres of land known as Las Colinas Village land located in Irving, Texas. The partnership was consolidated in accordance with ASC 810. On August 2, 2011 the partnership transferred ownership of the property to the existing lender and we recorded a gain on sale of $11.1 million.

On August 5, 2011, we sold our 30% limited partner interest in a partnership that owned a 120-unit apartment complex known as Westwood apartments, located in Mary Ester, Florida, to Liberty Bankers Life Insurance Company, a related party under common control, for a sales price of $7.1 million. We received $5.1 million in cash, and the existing mortgage of $1.8 million, secured by the property, was paid in full. The property was sold to a related party; therefore the gain of $7.6 million was deferred and will be recognized upon sale to a third party.

On August 31, 2011, we recognized the December 23, 2010 sale of Cooley Building, a 27,041 square-foot office building, located in Dallas, Texas, to ABCLD Properties, LLC and ABCLD Income, LLC, both are related parties under common control, for a sales price of $2.8 million. The buyer assumed the existing mortgage of $2.6 million secured by the property. We recorded a gain on sale of $1.2 million on the sale when ownership transferred to a third party.

On August 31, 2011, we sold 100% of our membership interests in TCI Luna Ventures, LLC to ABCLD Income, LLC, a related party under common control, for a sales price of $2.0 million. This entity owns 26.71 acres of undeveloped land located in Dallas, Texas, known as Luna Ventures land. We provided $0.9 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on August 31, 2016. The buyer assumed the existing mortgage of $1.1 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 27, 2011, we sold a 256-unit apartment complex known as Spyglass apartments, located in Dallas, Texas, for a sales price of $21.6 million. We recorded a gain on sale of $6.7 million on the apartment sale.

In December 2010, ARL sold six properties, which consisted of two commercial buildings comprising an aggregate of 0.6 million square feet and approximately 309 acres of undeveloped land to FRE Real Estate, Inc. a related party under common control, for an aggregate sales price of $65.8 million. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. For the properties that were sold to a third party or ownership was transferred back to the lender for credit against the loan balance, the sales were recognized during the first nine months of 2011 and have been disclosed in “Note 2. Real Estate Activity”. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartments and various projects. During the nine months ended September 30, 2011, we have expended $40.3 million on construction and development and capitalized $3.9 million of interest costs.

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

In reviewing the impairment reserves for our real estate holdings, there were reserves still remaining on properties that were no longer owned by the consolidated entities of $11.0 million that were adjusted for in the second quarter of 2011.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Garden Centura, L.P. (1)	N/A	7.00%	$3,967	Excess cash flow from partnership
Miscellaneous non-related party notes	Various	Various	4,325	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,827	Various security interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	5,459	100% Interest in UH of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,175	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/27	5.25%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Accrued interest			751

Total Performing			$85,313

Non-Performing loans:
130 Windmill Farms, L.P.	10/11	7.00%	507	Unsecured
Dallas Fund XVII L.P. (2)	10/09	9.00%	1,432	Assignment of partnership interests
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Accrued interest			66

Total Non-Performing			$4,582
Allowance for estimated losses			(13,384)

Total			$76,511

(1)	Related party notes
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

Investments in unconsolidated joint ventures and other investees consist of the following:

		Percentage Ownership
		at September 30, 2011	at September 30, 2010
Garden Centura, L.P.	(1)	5.00%	5.00%

Gruppa Florentina, LLC	(1)	20.00%	20.00%

LK-Four Hickory, LLC	(1)	28.57%	28.57%

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

For the Nine Months Ended September 30, 2011	Other Investees
Real estate, net of accumulated depreciation	$116,596
Notes receivable	5,538
Other assets	43,890
Notes payable	(87,594)
Other liabilities	(15,513)
Shareholders’ equity/partners capital	(62,917)

Revenue	$41,453
Depreciation	(4,887)
Operating expenses	(33,894)
Interest expense	(3,770)

Loss from continuing operations	$(1,098)
Loss from discontinued operations	-

Net loss	$(1,098)

Company’s proportionate share of earnings	$(28)

For the Nine Months Ended September 30, 2010	Other Investees
Real estate, net of accumulated depreciation	$121,816
Notes receivable	4,809
Other assets	43,771
Notes payable	(91,105)
Other liabilities	(12,437)
Shareholders’ equity/partners capital	(66,854)

Revenue	$41,807
Depreciation	(4,789)
Operating expenses	(33,563)
Interest expense	(4,898)

Loss from continuing operations	$(1,443)
Loss from discontinued operations	-

Net loss	$(1,443)

Company’s proportionate share of earnings	$(31)

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

On February 28, 2011, a loan with a commercial lender in the amount of $1.7 million was taken out to fund real estate property taxes. The loan accrues interest at 12.5%, payable monthly as interest only until August 1, 2013. Thereafter, payments of interest and principal are due monthly based upon an 8-year amortization schedule, maturing on July 1, 2021.

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

In conjunction with the development of various apartment projects and other developments, we drew down $38.3 million in construction loans during the nine months ended September 30, 2011.

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

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. We also have other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 4.00% to 10.00% per annum. Stock-secured notes payable and margin borrowings were $25.7 million at September 30, 2011.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of September 30, 2011 (dollars in thousands):

	Pillar	Prime	Total
Balance, December 31, 2010	$-	$(12,219)	$(12,219)
Cash transfers	3,067	2,265	5,332
Advisory fees	(5,749)	(4,825)	(10,574)
Cost reimbursements	(436)	(2,277)	(2,713)
Interest from advisor	(380)	(292)	(672)
POA fees	(42)	7	(35)
Expenses paid by advisor	2,714	(1,575)	1,139
Financing (mortgage payments)	123	159	282
Note receivable with affiliate	2,825	7,516	10,341
Sales/Purchases transactions	3,771	3,983	7,754
Intercompany property transfers	4,940	8,924	13,864

Balance, September 30, 2011	$10,833	$1,666	$12,499

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2011 and 2010, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2011	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$12,338	$21,227	$772	$81	$172	$34,590
Operating expenses	7,819	10,870	547	466	(36)	19,666
Depreciation and amortization	1,897	3,930	15	-	(74)	5,768
Mortgage and loan interest	3,749	6,790	62	2,540	1,900	15,041
Interest income	-	-	-	-	1,039	1,039
Loss on land sales	-	-	-	(942)	-	(942)

Segment operating gain (loss)	$(1,127)	$(363)	$148	$(3,867)	$(579)	$(5,788)

Capital expenditures	1,445	-	-	-	-	1,445
Assets	220,337	599,683	222	-	302,786	1,123,028

Property Sales
Sales price	$33,040	$28,690	$27,319	$52,565	$91	$141,705
Cost of sale	34,694	14,601	27,358	64,135	-	140,788
Deferred current gain	-	7,407	-	-	-	7,407
Recognized prior deferred gain (loss)	5,292	-	-	10,628	(2,025)	13,895

Gain (loss) on sale	$3,638	$6,682	$(39)	$(942)	$(1,934)	$7,405

For the Three Months Ended September 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$13,118	$18,474	$665	$178	$(29)	$32,406
Operating expenses	8,075	10,231	441	754	(55)	19,446
Depreciation and amortization	2,537	3,726	15	-	(105)	6,173
Mortgage and loan interest	3,703	7,542	60	3,074	2,100	16,479
Interest income	-	-	-	-	997	997
Loss on land sales	-	-	-	(72)	-	(72)

Segment operating income (loss)	$(1,197)	$(3,025)	$149	$(3,722)	$(972)	$(8,767)

Capital expenditures	187	331	-	-	-	518
Assets	225,270	563,676	185,784	525,933	(22,975)	1,477,688

Property Sales
Sales price	$-	$33,491	$-	$8,709	$-	42,200
Cost of sale	-	29,599	-	9,080	-	38,679
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	2,726	-	299	-	3,025

Gain (loss) on sale	$-	$6,618	$-	$(72)	$-	$6,546

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended September 30,
	2011	2010
Segment operating income (loss)	$(5,788)	$(8,767)
Other non-segment items of income (expense)
General and administrative	(3,816)	(2,180)
Advisory fees	(3,241)	(3,972)
Provision on impairment of notes receivable and real	-	-
Other income	115	641
Gain on sale of investments	91	-
Loss on Foreign Currency Transactions	-	(11)
Equity in earnings of investees	(30)	(3)
Income tax expense	(2,867)	(1,099)

Loss from continuing operations	$(15,536)	$(15,391)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2011	2010
Segment assets	$1,123,028	$1,461,437
Investments in real estate partnerships	12,498	12,563
Other assets and receivables	188,605	228,210
Assets held for sale	-	16,251

Total assets	$1,324,131	$1,718,461

For the Nine Months Ended September 30, 2011	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$39,929	$59,588	$1,794	$550	$113	$101,974
Operating expenses	23,830	30,371	1,345	1,594	250	57,390
Depreciation and amortization	6,462	11,135	46	-	(248)	17,395
Mortgage and loan interest	9,764	22,329	186	9,126	5,878	47,283
Interest income	-	-	-	-	2,910	2,910
Gain on land sales	-	-	-	18,431	-	18,431

Segment operating income (loss)	$(127)	$(4,247)	$217	$8,261	$(2,857)	$1,247

Capital expenditures	1,773	-	-	-	-	1,773
Assets	220,337	599,683	222	-	302,786	1,123,028

Property Sales
Sales price	$142,451	$28,690	$29,844	$180,112	$91	$381,188
Cost of sale	151,695	14,601	26,244	176,550	-	369,090
Deferred current gain	-	7,407	-	-	-	7,407
Recognized prior deferred gain	9,143	963	-	14,869	8,929	33,904

Gain (loss) on sale	$(101)	$7,645	$3,600	$18,431	$9,020	$38,595

For the Nine Months Ended September 30, 2010	Commercial Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$41,220	$55,101	$1,659	$459	$(23)	$98,416
Operating expenses	24,537	30,503	1,166	3,220	53	59,479
Depreciation and amortization	7,248	11,042	59	-	(317)	18,032
Mortgage and loan interest	11,156	23,712	186	10,278	6,992	52,324
Interest income	-	-	-	-	3,825	3,825
Loss on land sales	-	-	-	(4,187)	-	(4,187)

Segment operating income (loss)	$(1,721)	$(10,156)	$248	$(17,226)	$(2,926)	$(31,781)

Capital expenditures	543	637	-	-	-	1,180
Assets	225,270	563,676	185,784	525,933	(22,975)	1,477,688

Property Sales
Sales price	$28,740	$62,950	$-	$18,963	$673	$111,326
Cost of sale	28,954	52,624	-	24,969	-	106,547
Deferred current gain	-	3,990	-	-	-	3,990
Recognized prior deferred gain	-	5,799	-	1,819	-	7,618

Gain (loss) on sale	$(214)	$12,135	$-	$(4,187)	$673	$8,407

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended September 30,
	2011	2010
Segment operating income (loss)	$1,247	$(31,781)
Other non-segment items of income (expense)
General and administrative	(11,101)	(7,456)
Advisory fees	(10,225)	(12,017)
Provision on impairment of notes receivable and real	(5,622)	-
Other income	1,881	1,857
Gain on sale of investments	91	673
Gain on Foreign Currency Transactions	-	222
Equity in earnings of investees	(104)	(96)
Income tax expense	(5,335)	(1,477)

Loss from continuing operations	$(29,168)	$(50,075)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2011	2010
Segment assets	$1,123,028	$1,461,437
Investments in real estate partnerships	12,498	12,563
Other assets and receivables	188,605	228,210
Assets held for sale	-	16,251

Total assets	$1,324,131	$1,718,461

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2011. Included in discontinued operations are a total of 16 and 31 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for current and prior year reporting periods. In 2011, we sold nine commercial properties (Alpenloan, Cooley, Fenton Centre, One Hickory Centre, Parkway North, Signature Athletic, Teleport Blvd, Two Hickory Centre and Westgrove Air Plaza), two apartment complexes (Spyglass and Westwood), four hotels (Airport, Chateau, Shaw and University), and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Rental	$1,181	$8,600	$12,810	$31,179
Property operations	692	6,486	9,391	20,510

	$489	$2,114	$3,419	$10,669

Expenses
Other income	-	50	-	50
Interest	(203)	(3,960)	(4,232)	(11,584)
General and administration	(239)	(62)	(781)	(116)
Litigation settlement expense	-	(3)	-	(4)
Depreciation	(111)	(1,619)	(2,356)	(5,263)
Provision on impairment of real estate assets	-	-	(881)	-

	$(553)	$(5,594)	$(8,250)	$(16,917)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(64)	(3,480)	(4,831)	(6,248)
Gain on sale of discontinued operations	8,256	6,619	20,073	12,279

Income from discontinued operations before tax	$8,192	$3,139	$15,242	$6,031

Tax benefit	2,867	1,099	5,335	2,111

Income from discontinued operations	$11,059	$4,238	$20,577	$8,142

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2011 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC.

Liquidity. Management believes that ARL will generate excess cash flow from property operations in 2011, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts. ARL is the limited partner in one partnership currently constructing a residential property and four partnerships in which the residential property is substantially complete. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

Litigation. On October 27, 2011, a settlement agreement was reached with an existing lender pertaining to a $12.0 million real estate note made by a consolidated subsidiary of the Company. The note is secured by 257.52 acres of land known as Pioneer Crossing located in Austin, Texas. Ownership of the land will be transferred to the existing lender and ARL will have a liability of $3.0 million owed to the lender. The note accrues interest at prime+2.0% and payments of interest and principal are due monthly based upon a 20-year amortization schedule. The note matures on November 1, 2014, at which time the unpaid balance shall be due and payable.

A lawsuit has been filed against the Company with regard to certain guaranties pertaining to three real estate notes from consolidated subsidiaries of the Company. The lender is claiming amounts owed of $30.2 million. The notes were secured by certain real estate assets owned by ARL subsidiaries that have since had ownership transferred to the lender, subsequent to the ARL subsidiaries transfer of ownership to a related party under common control. The Company is vigorously defending the lawsuit and has taken a reserve, as a current liability, in the amount of the gain the company would have recognized upon the ownership transfer to a third party. We believe this reserve is in excess of the potential deficiency.

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

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”. The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. As of September 30, 2011, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. We have 2,000 shares of stock options outstanding, 1,000 of which will expire on January 12, 2012 and 1,000 of which will expire January 1, 2015 if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of September 30, 2011, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to the period ending September 30, 2011, several properties that were sold to a related party and treated on the books as “subject to sales contract” have been transferred back to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been recorded in 2010 and 2011 and the sales that were deferred will be recognized in the third quarter 2011 when ownership transferred to a third party.

On October 12, 2011, Willowbrook Village, a retail shopping center located in Coldwater, Michigan, which was sold to a related party and treated on the books as “subject to sales contract”, was transferred to the lender for credit against the loan balance. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the fourth quarter, when ownership transferred to a third party.

On October 20, 2011, we sold 7.4 acres of land known as Keller Springs Lofts land located in Addison, Texas, for a sales price of $4.2 million. This land parcel is owned by TCI Woodmont Group VIII, LP, of which the Company has a 75% limited partner interest.

On October 27, 2011, a settlement agreement was reached with an existing lender pertaining to a $12.0 million real estate note made by a consolidated subsidiary of the Company. The note is secured by 257.52 acres of land known as Pioneer Crossing located in Austin, Texas. Ownership of the land will be transferred to the existing lender and ARL will have a liability of $3.0 million owed to the lender. The note accrues interest at prime+2.0% and payments of interest and principal are due monthly based upon a 20-year amortization schedule. The note matures on November 1, 2014, at which time the unpaid balance shall be due and payable.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, a trade mart located in Denver, Colorado, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first nine months of 2011 we sold $328.9 million of land and income-producing properties. As of September 30, 2011, we owned 9,027 units in 49 residential apartment communities, 21 commercial properties comprising almost 4.5 million rentable square feet and one hotel containing a total of 161 rooms. In addition, we owned 5,983 acres of land held for development with one apartment complex and a 420-acre holiday resort project in Germany currently in development.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate – General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We cease capitalization when a building is considered substantially complete and ready for its intended use, but no later than one year from the cessation of major construction activity.

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

The following discussion is based on our Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2011 and 2010, we owned or had interests in a portfolio of 71 and 86 income producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income producing properties held as of September 30 for the period presented. Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassed to discontinued operations as of September 30, 2011 for the periods presented. The table below shows the number of income producing properties held at the quarter ended:

	September 30,
	2011	2010
Continuing operations	70	67
Sales subsequent to period end	1	0
Discontinued operations	0	19

Total property portfolio	71	86

Comparison of the three months ended September 30, 2011 to the same period ended 2010

For the three months ended September 30, 2011, we reported a net loss applicable to common shares of $0.3 million or $0.02 per diluted earnings per share, as compared to a net loss applicable to common shares of $9.7 million or $0.84 per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $34.6 million for the three months ended September 30, 2011. This represents an increase of $2.2 million, as compared to the prior period revenues of $32.4 million. This change, by segment, is an increase in the apartment portfolio of $2.8 million, an increase in the hotel portfolio of $0.1 million, an increase in the land and other portfolios of $0.1 million, offset by a decrease in the commercial portfolio of $0.8 million. Within the apartment portfolio, there was an increase of $2.2 million due to the developed properties in the lease-up phase and an increase of $0.6 million in the same property portfolio. Within the commercial portfolio, the same property portfolio decreased by $0.8 million due to an increase in vacancy, which we attribute to the current state of the economy. As a result, we have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are also continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $19.7 million for the three months ended September 30, 2011. This represents an increase of $0.3 million, as compared to the prior period operating expenses of $19.4 million. This change, by segment, is an increase in our apartment portfolio of $0.7 million, an increase in our hotel portfolio of $0.1 million, offset by a decrease in our commercial properties of $0.2 million and a decrease in our land and other segments of $0.3 million. Within the apartment portfolio, the same apartment properties decreased $0.6 million due to a decrease in overall costs and additional repairs and maintenance, offset by an increase of $1.3 million from developed properties in the lease-up phase.

General and administrative expenses were $3.8 million for the three months ended September 30, 2011. This represents an increase of $1.6 million, as compared to the prior period general and administrative expenses of $2.2 million. This change is primarily due to an increase in professional services.

Mortgage and loan interest expense was $15.0 million for the three months ended September 30, 2011. This represents a decrease of $1.5 million, as compared to the prior period interest expense of $16.5 million. This change, by segment, is a decrease in our apartment portfolio of $0.7 million, a decrease in our land portfolio of $0.6 million and a decrease in our other portfolio of $0.2 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 and 2011 at a lower interest rate.

Other income (expense)

Loss on land sales increased for the three months ended September 30, 2011, as compared to the prior period. In the current period, we sold 3,068.60 acres of land in eight separate transactions for an aggregate sales price of $52.6 million and recorded a loss of $0.9 million. In the prior period, we sold 38.62 acres of land in four transactions for an aggregate sales price of $4.7 million and recorded a loss $0.1 million.

Included in discontinued operations are a total of 16 and 31 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for the current and prior reporting periods. In 2011, we sold nine commercial properties (Alpenloan, Cooley, Fenton Centre, One Hickory Centre, Parkway North, Signature Athletic, Teleport Blvd, Two Hickory Centre and Westgrove Air Plaza), two apartment complexes (Spyglass and Westwood), four hotels (Airport, Chateau, Shaw and University), and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. There was an additional gain of $11.0 million due to the release of reserves on sold properties, see “Note 2. Real Estate Activity” for additional details. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2011	2010
Revenue
Rental	$1,181	$8,600
Property operations	692	6,486

	$489	$2,114
Expenses
Other income	—	50
Interest	(203)	(3,960)
General and administration	(239)	(62)
Litigation settlement expense	—	(3)
Depreciation	(111)	(1,619)

	$(553)	$(5,594)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(64)	(3,480)
Gain on sale of discontinued operations	8,256	6,619

Income from discontinued operations before tax	$8,192	$3,139

Tax benefit	2,867	1,099

Income from discontinued operations	$11,059	$4,238

Comparison of the nine months ended September 30, 2011 to the same period ended 2010

For the nine months ended September 30, 2011, we reported a net gain applicable to common shares of $3.7 million or $0.33 per diluted earnings per share, as compared to a net loss applicable to common shares of ($36.5) million or ($3.17) per diluted earnings per share for the same period ended 2010.

Revenues

Rental and other property revenues were $102.0 million for the nine months ended September 30, 2011. This represents an increase of $3.6 million, as compared to the prior period revenues of $98.4 million. This change, by segment, is an increase in the apartment portfolio of $4.5 million, an increase in the hotel portfolio of $0.1 million, an increase in the land and other portfolios of $0.2 million, offset by a decrease in the commercial portfolio of $1.2 million. Within the apartment portfolio, there was an increase of $2.7 million due to the developed properties in the lease-up phase and an increase of $1.8 million in the same property portfolio. Within the commercial portfolio the decrease was attributable to the same properties due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $57.4 million for the nine months ended September 30, 2011. This represents a decrease of $2.1 million, as compared to the prior period operating expenses of $59.5 million. This change, by segment, is a decrease in our commercial properties of $0.7 million, a decrease in our apartment portfolio of $0.1 million, a decrease in our in our land and other segments of $1.4 million, offset by an increase in our hotels of $0.1 million. Within the apartment portfolio, the same apartment properties decreased $1.8 million due to a decrease in overall costs and additional repairs and maintenance, offset by a $1.7 million increase in developed properties in the lease-up phase. Within the commercial portfolio, the same properties decreased by $0.7 million. The decrease in the land and other portfolios was due to a prior year real estate tax accrual adjustment.

General and administrative expenses were $11.1 million for the nine months ended September 30, 2011. This represents an increase of $3.6 million, as compared to the prior period general and administrative expenses of $7.5 million. This change is primarily due to an increase in professional services.

Mortgage and loan interest expense was $47.3 million for the nine months ended September 30, 2011. This represents a decrease of $5.0 million, as compared to the prior period interest expense of $52.3 million. This change, by segment, is a decrease in our commercial properties of $1.4 million, a decrease in our apartment portfolio of $1.4 million, a decrease in our land portfolio of $1.1 million and a decrease in our other portfolios of $1.1 million. The decrease in the apartment portfolio is primarily due to loans that were refinanced in 2010 at a lower interest rate. The majority of the decrease in the commercial portfolio is due to a matured loan that is being negotiated.

Provision for impairment was $5.6 million for the nine months ended September 30, 2011. Impairment was recorded as an additional loss of $5.6 million in the apartment properties we currently hold. The majority of the impairment losses were taken on the properties that are treated as “subject to sales contract” where, subsequent to the sale to a related party under common control, negotiations have occurred for the property ownership to transfer to the lender and estimated current property values are lower than our current basis.

Other income (expense)

Interest income was $2.9 million for the nine months ended September 30, 2011. This represents a decrease of $0.9 million, as compared to the prior period interest income of $3.8 million. The majority of this decrease is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. On cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income is only recognized to the extent that cash is received. Less cash was received in the current period as compared to the prior period.

Gain on land sales increased for the nine months ended September 30, 2011, as compared to the prior period. In the current period, we sold 4,360.24 acres of land in 39 separate transactions for an aggregate sales price of $163.5 million and recorded a gain of $18.4 million. In the prior period, we sold 62.18 acres of land in six transactions for an aggregate sales price of $22.3 million and recorded a loss of $4.2 million.

Included in discontinued operations are a total of 16 and 31 properties as of 2011 and 2010, respectively. Properties sold in 2011 have been reclassified to discontinued operations for the current and prior reporting periods. In 2011, we sold nine commercial properties (Alpenloan, Cooley, Fenton Centre, One Hickory Centre, Parkway North, Signature Athletic, Teleport Blvd, Two Hickory Centre and Westgrove Air Plaza), two apartment complexes (Spyglass and Westwood), four hotels (Airport, Chateau, Shaw and University), and 13 acres of land with a storage warehouse (Eagle Crest). In 2010, we sold 13 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Limestone Canyon, Limestone Ranch, Longfellow Arms, Marina Landing, Mason Park, Sendero Ridge, Tivoli and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). The gain on sale of the properties is also included in discontinued operations for those years. There was an additional gain of $11.0 million due to the release of reserves on sold properties, see “Note 2. Real Estate Activity” for additional details. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Revenue
Rental	$12,810	$31,179
Property operations	9,391	20,510

	$3,419	$10,669
Expenses
Other income	—	50
Interest	(4,232)	(11,584)
General and administration	(781)	(116)
Litigation settlement expense	—	(4)
Depreciation	(2,356)	(5,263)
Provision on impairment of real estate assets	(881)	—

	$(8,250)	$(16,917)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(4,831)	(6,248)
Gain on sale of discontinued operations	20,073	12,279

Income from discontinued operations before tax	$15,242	$6,031

Tax benefit	5,335	2,111

Income from discontinued operations	$20,577	$8,142

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2011	2010	Variance
Net cash provided by (used in) operating activities	$(15,566)	$17,095	$(32,661)
Net cash provided by investing activities	$244,040	$97,582	$146,458
Net cash used in financing activities	$(231,763)	$(112,853)	$(118,910)

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

Our cash from investing activities increased, as compared to the prior period, primarily attributable to the sale of income producing properties and land in the current period. The majority of the proceeds from sales were realized in the form of loan assumptions or proceeds used for payment on loans associated with those projects.

Our cash used in financing activities increased, as compared to the prior period, primarily attributable to recurring principal payments on current loans, maturing loans paid down from sales proceeds and the assumption of loans related to property sales.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carry forwards in the first nine months of 2011 and a loss in 2010 and 2009, therefore, it recorded no provision for income taxes.

At September 30, 2011, ARL had a net deferred tax asset of $101.4 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2011, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$234,665	5.72%	$2,347

Total decrease in ARL’s annual net income			2,347

Per share			$0.20

ITEM 4.	CONTROLS AND PROCEDURES

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. The following table represents shares repurchased on a monthly basis during the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at June 30, 2011			986,750	263,250
July 31, 2011	-	-	986,750	263,250
August 31, 2011	-	-	986,750	263,250
September 30, 2011	-	-	986,750	263,250

Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, Inc., dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2011	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2011

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