Form 10-K
period 2011-12-31
AMERICAN REALTY INVESTORS INC
filed 2012-04-04
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15663

American Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2847135
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 300 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

(469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the New York Stock Exchange as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $3,956,131 based upon a total of 1,515,759 shares held as of June 30, 2011 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 22, 2012, there were 11,525,389 shares of common stock outstanding.

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 87.4% of ARL’s stock is owned by affiliated entities. ARL subsidiaries own approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). ARL has consolidated TCI’s accounts and operations since March 2003.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted over 80% of the shares of common stock of IOT outstanding. As of December 31, 2011, TCI owned 82.6% of the outstanding IOT common shares. Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

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

The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $26.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

ARL’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOT. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOT. The officers of ARL also serve as officers of TCI, IOT and Pillar.

Prior to April 30, 2011, the Company’s contractual Advisor and Cash Manager was Prime Income Asset Management, LLC (“Prime”). Effective April 30, 2011, Pillar, a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole stockholder of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust, became the Company’s external Advisor and Cash Manager. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for ARL’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT. As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services for our commercial properties. Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”). Regis Hotel I, LLC, another Prime affiliate, managed the Company’s hotel investments. Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and hotel properties, and provides brokerage services under similar terms as the previous agreements with Triad and Regis Realty I. Regis receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management and Real Estate Brokerage”. ARL engages third-party companies to lease and manage its apartment properties.

Our primary business is the acquisition, development and ownership of income-producing residential, hotel and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies; and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2011, our income-producing properties consisted of:

•	17 commercial properties consisting of 11 office buildings, one industrial warehouse, four retail properties, and one parking garage, comprising in aggregate approximately 3.9 million square feet;

•	One hotel comprising 161 rooms;

•	50 residential apartment communities totaling 9,317 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2011:

	Apartments		Commercial		Hotels
Location	No.	Units	No.	SF	No.	Rooms
Alaska			1	20,715
Arkansas	4	678
Colorado					1	161
Florida			1	6,722
Illinois			1	306,609
Indiana			1	220,439
Kansas	1	320
Louisiana-New Orleans			5	1,356,813
Louisiana-Other	2	384
Mississippi	7	568	1	26,000
Ohio	1	200
Oklahoma			1	225,566
Tennessee	2	312
Texas-Greater Dallas-Ft Worth	20	3,936	5	1,652,885
Texas-Greater Houston	3	656
Texas-San Antonio	2	468
Texas-Temple	2	452
Texas-Other	6	1,343
Wisconsin			1	122,205

Total	50	9,317	17	3,937,954	1	161

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties or to sell interests in certain of our properties.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five construction projects in 2011 and are in the predevelopment process on several residential apartment communities, scheduled for construction in 2012. At December 31, 2011, we had no apartment projects in development. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

A maritime harbor town is being constructed on the 420 acre site of the former naval base of Olpenitz between the mouth of the River Schlei and the Baltic Sea in the state of Schleswig-Holstein in North Germany. The project is located less than 30 miles from the Danish border. The town will comprise a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross country skiing. At the current time over 50 lots in Phase One, of an initial 180, have been sold and are in various stages of construction.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2011, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Property	Location	Date(s) Acquired	Acres	Cost	Primary Intended Use
Capital City Center	Jackson, MS	2007-2008	8	$12,500	Mixed use
Meloy Portage	Kent, OH	2004	53	5,119	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	204	20,497	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	496	70,745	Mixed use
Pioneer Crossing	Austin, TX	1997-2005	39	1,494	Multi-family residential
Port Olpenitz	Kappeln, Germany	2008	420	32,067	Mixed use
Travis Ranch	Kaufman County, TX	2008	18	1,980	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,391	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	492	4,831	Single-family residential
Windmill Farms(1)	Kaufman County, TX	2008	2,900	43,742	Single-family residential
Woodmont Multi-Tracts	Dallas, TX	2006-2008	12	5,874	Mixed use
Other Land Holdings	Various	1990-2008	576	28,248	Various

Total Land Holdings			5,315	$243,488

(1)	Property was purchased by TCI in 2011. Development of the property began in 2008.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2011 are discussed below:

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the existing lender to satisfy the debt secured by the property and partial credit against debt related to another property. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012 when ownership transferred to a third party.

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

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

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

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $4.6 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the June 2, 2011 sale of 3.98 acres of land known as Senlac land located in Farmers Branch, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.5 million. The buyer assumed the existing mortgage of $0.5 million secured by the property. We recorded a gain on sale of $0.1 million when ownership of the property transferred to the existing lender for a credit against the loan balance.

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

On July 5, 2011, we recognized the September 21, 2010 sale of a warehouse and 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $1.2 million.

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

On August 31, 2011, we sold 100% of our membership interests in TCI Luna Ventures, LLC to ABCLD Income, LLC, a related party under common control, for a sales price of $2.0 million. This entity owns 26.71 acres of undeveloped land located in Dallas, Texas, known as Luna Ventures land. We provided $0.9 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on August 31, 2016. The buyer assumed the existing mortgage of $1.1 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In the first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt.

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 27, 2011, we sold a 256-unit apartment complex known as Spyglass apartments, located in Dallas, Texas, for a sales price of $21.6 million. The buyer assumed the existing mortgage of $15.5 million secured by the property. We recorded a gain on sale of $6.7 million on the apartment sale.

On October 11, 2011, we recognized the March 11, 2011 sale of our 100% investment in ART Hawthorne, Inc. (“ART Hawthorne”) to ABC Land & Development, Inc. ART Hawthorne was the managing general partner in Hawthorn Lakes Associates, Ltd (“Hawthorn”), a partnership that owns the 344,975 square-foot Expo Building called the Denver Merchandise Mart located in Denver, Colorado. In a settlement agreement, ART Hawthorne transferred its managing general partner interest to Woodhaven-Hawthorne, Inc. in exchange for a 1.00% Class B limited partner interest and a release of ART Hawthorn and any ARL related party obligations under the loan guaranty. EQK Holdings, Inc., an ARL subsidiary, still holds a 99.00% limited partner interest in Hawthorn. Due to the release of all guarantees and any future obligations to the Partnership, from the Company, we no longer consolidate the Hawthorn partnership. The release of any obligations and the recognition of the sale of our general partner interest resulted in a gain of $11.9 million on the sale of our investment.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group VIII, LP, a partnership that owned 7.37 acres of land known as Keller Springs Lofts land located in Addison, Texas. The partnership was consolidated in accordance with ASC 810. On October 20, 2011, the partnership sold the property for a sales price of $4.2 million. We recorded a loss on sale of $2.1 million on the land parcel.

On October 27, 2011, we recognized the April 1, 2011 sale of our investment in ART Collection, Inc. to One Realco Corporation, related party under common control, for a sales price of $16.8 million. This entity owns 257.52 acres of land known as Pioneer Crossing located in Austin, Texas. The buyer assumed the existing mortgage of $12.0 million secured by the property. A settlement agreement was reached with the existing lender pertaining to the real estate note made by a consolidated subsidiary of the Company. ARL has a liability of $3.0 million owed to the lender. The note accrues interest at prime+2.0% and payments of interest and principal are due monthly based upon a 20-year amortization schedule. The note matures on November 1, 2014, at which time the unpaid balance shall be due and payable. We recognized gain of $3.6 million on the sale.

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller-financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan, was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller-financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 2, 2011, we recognized the September 3, 2004 sale of Addison Hanger I, a 25,102 square foot industrial warehouse and Addison Hanger II, a 24,000 square foot industrial warehouse located in Addison, Texas, for a sales price of $4.5 million. At the time of the sale, TCI entered into a 10-year triple-net lease with the buyer. Therefore, this transaction was accounted for under the financing method and the properties continued to be consolidated. As of November 12, 2011, the lease with the buyer was terminated. Due to ongoing litigation related to the lease, TCI has deferred the gain recognition until the matter is resolved.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 6, 2011, we recognized the December 23, 2010 sale of 257.05 acres of land known as Mercer Crossing land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $28.4 million. The buyer assumed the existing mortgage of $40.5 million secured by the property. We recorded a gain on sale of $14.8 million when ownership of the property transferred to the existing lender.

On December 21, 2011, we sold 17.07 acres of land known as Lamar Parmer Lane land located in Austin, Texas for a sales price of $1.4 million. The existing mortgage of $1.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interest and a 4% limited partnership interest in Garden Centura L.P., which owns a 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

We continue to invest in the development of apartments and various projects. During the twelve months ended December 31, 2011, we have expended $47.3 million on construction and development and capitalized $3.6 million of interest costs.

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

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, ARL competes with affiliates of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed ARL that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Available Information

ARL maintains an Internet site at http://www.americanrealtyinvest.com. Available through the website, free of charge, are Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, we have posted the charters for the Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as the Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on the website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

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

We had total indebtedness at December 31, 2011 of approximately $923.9 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On December 31, 2011, our portfolio consisted of 68 income producing properties consisting of 50 apartments, 17 commercial properties, and one hotel. The apartments have a total of 9,317 units. The commercial properties consist of 11 office buildings, one industrial warehouse, four retail centers and one parking garage. The hotel has a total of 161 rooms. The average annual dollar per square foot for the Company’s apartment/residential portfolio is $11.68 and $9.20 for the commercial portfolio. In addition, we own or control 5,315 acres of improved and unimproved land held for future development or sale. The table below shows information relating to those properties.

Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	100.00%
Blue Lake Villas I	Waxahachie, TX	186	95.70%
Blue Lake Villas II	Waxahachie, TX	70	94.30%
Blue Ridge	Midland, TX	290	99.30%
Breakwater Bay	Beaumont, TX	176	91.50%
Bridgewood Ranch	Kaufman, TX	106	95.30%
Capitol Hill	Little Rock, AR	156	92.30%
Curtis Moore Estates	Greenwood, MS	104	92.30%
Dakota Arms	Lubbock, TX	208	94.20%
David Jordan Phase II	Greenwood, MS	32	93.80%
David Jordan Phase III	Greenwood, MS	40	92.50%
Desoto Ranch	DeSoto, TX	248	87.90%
Dorado Ranch	Odessa, TX	224	99.10%
Falcon Lakes	Arlington, TX	248	95.60%
Heather Creek	Mesquite, TX	200	96.00%
Huntington Ridge	DeSoto, TX	198	96.00%
Laguna Vista	Dallas, TX	206	98.10%
Lake Forest	Houston, TX	240	90.80%
Legends of El Paso	El Paso, TX	240	94.60%
Lodge at Pecan Creek(1)	Denton, TX	192	35.40%
Mansions of Mansfield	Mansfield, TX	208	98.60%
Mariposa Villas	Dallas, TX	216	95.40%
Mission Oaks	San Antonio, TX	228	91.20%
Monticello Estate	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	96.50%
Paramount Terrace	Amarillo. TX	181	92.80%
Parc at Clarksville	Clarksville, TN	168	93.50%
Parc at Denham Springs(1)	Denham Springs, LA	224	81.70%
Parc at Maumelle	Little Rock, AR	240	95.00%
Parc at Metro Center	Nashville, TN	144	100.00%
Parc at Rogers	Rogers, AR	250	98.40%
Pecan Pointe	Temple, TX	232	94.00%
Portofino	Farmers Branch, TX	224	96.40%
Preserve at Pecan Creek	Denton, TX	192	93.80%
River Oaks	Wylie, TX	180	98.30%
Riverwalk Phase I	Greenville, MS	32	90.60%
Riverwalk Phase II	Greenville, MS	72	93.10%
Savoy of Garland	Garland, TX	144	96.50%
Sonoma Court(1)	Rockwall, TX	124	79.80%
Stonebridge at City Park	Houston, TX	240	91.30%
Sugar Mill	Baton Rouge, LA	160	91.90%
Toulon(1)	Gautier, MS	240	46.70%
Treehouse	Irving, TX	160	93.80%
Verandas at City View	Fort Worth, TX	314	97.80%
Vistas of Pinnacle Park	Dallas, TX	332	93.10%
Vistas of Vance Jackson	San Antonio, TX	240	97.50%
Whispering Pines	Topeka, KS	320	90.60%
Windsong	Fort Worth, TX	188	93.10%

	Total Apartment Units	8,897

Apartment Subject to Sale Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	98.50%

	Total Apartments Subject to Sale	200

Apartment Held for Sale	Location	Units	Occupancy
Wildflower Villas	Temple, TX	220	93.20%

	Total Apartments Held for Sale	220

	Total Apartments	9,317

(1)	These properties had construction completed in 2011 and are currently in lease-up.

Office Buildings	Location	SqFt	Occupancy
225 Baronne(1)	New Orleans, LA	422,037	0.00%
305 Baronne	New Orleans, LA	37,081	34.48%
600 Las Colinas	Las Colinas, TX	510,173	66.72%
1010 Common	New Orleans, LA	512,593	42.38%
Amoco Building	New Orleans, LA	378,895	68.67%
Browning Place (Park West I)	Farmers Branch, TX	625,463	87.72%
Eton Square(2)	Tulsa, OK	43,695	36.13%
Ergon Office Building	Jackson, MS	26,000	0.00%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Sesame Square	Anchorage, AK	20,715	87.52%
Stanford Center	Dallas, TX	336,632	98.33%

		2,916,096

Parking Garage	Location	SqFt	Occupancy
Clark Garage	New Orleans, LA	6,207	34.44%

	Total Parking Garage	6,207

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	90.45%
Cross County Mall	Matoon, IL	306,609	76.78%
Dunes Plaza	Michigan City, IN	220,439	22.54%
Fruitland Plaza	Fruitland Park, FL	6,722	0.00%

	Total Retail Centers	655,975

Retail Center Subject to Sales Contract	Location	SqFt	Occupancy
Eton Square(2)	Tulsa, OK	181,871	75.21%

	Total Retail Center Subject to Sales Contract	181,871

Industrial Warehouse Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%

Total Industrial Warehouses Subject to Sales Contract		177,805

	Total Commercial	3,937,954

Hotel Subject to Sales Contract	Location	Rooms	Occupancy Rate	Room Rate	Total Available Rooms
Inn at the Mart (Comfort Inn)	Denver, CO	161	49.10%	$70.74	$34.72

	Total Hotel Rooms Subject to Sales Contract	161

(1)	Vacant since 2005's hurricane Katrina. Plans to renovate in the future.
(2)	Eton Square is considered one commercial propety that includes both office and retail space.

Lease Expirations

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals
2012	487,113	$8,726,958	$17.92	8.6%	26.1%
2013	501,943	$8,532,624	$17.00	8.8%	25.5%
2014	546,446	$4,487,231	$8.21	9.6%	13.4%
2015	114,821	$1,599,384	$13.93	2.0%	4.8%
2016	436,642	$3,967,917	$9.09	7.7%	11.8%
2017	190,814	$3,287,631	$17.23	3.4%	9.8%
2018	23,098	$404,350	$17.51	0.4%	1.2%
2019	100,561	$2,151,800	$21.40	1.8%	6.4%
2020	—	$—	$—	0.0%	0.0%
Thereafter	20,121	$349,235	$17.36	0.4%	1.0%

Total	2,421,559	$33,507,130		42.7%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2011 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

1013 Common St	New Orleans, LA	0.41
Audubon	Adams County, MS	48.20
Backlick Land	Springfield, VA	4.00
Copperridge	Dallas, TX	3.90
Denham Springs	Denham Springs, LA	4.38
Dunes Plaza Vacant Land	Michigan City, IN	14.62
Elm Fork Land	Denton County, TX	35.84
Folsom Land	Dallas, TX	36.38
Gautier Land	Gautier, MS	40.06
GNB Land	Farmers Branch, TX	45.00
Hollywood Casino Land Tract II	Farmers Branch, TX	13.85
Hunter Equities Land	Dallas, TX	2.56
Jackson Capital City Center	Jackson, MS	7.95
Kinwest Manor	Irving, TX	7.98
Lacy Longhorn Land	Farmers Branch, TX	17.12
LaDue Land	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock Land	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Manhanttan Land	Farmers Branch, TX	36.75
Marine Creek	Forth Worth, TX	44.17
McKinney 36	Collin County, TX	34.05
McKinney Ranch Land	McKinney,TX	169.74
Meloy/Portage Land	Kent, OH	52.95
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35

Ocean Estates	Gulfport, MS	12.00
Port Olpenitz GmbH	Kappelin, Germany	420.00
Southwood Plantation 1394	Tallahassee, FL	14.52
Texas Plaza Land	Irving, TX	10.33
Travelers Land	Farmers Branch, TX	193.17
Travis Ranch Land	Kaufman County, TX	10.00
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad Land	Dallas, TX	0.04
US Virgin Islands Land	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151 Land	Waco,TX	151.40
Waco Swanson	Waco, TX	340.65
Walker Land	Dallas County, TX	82.59
Willowick Land	Pensacola, TX	39.78
Windmill Farms Land	Kaufman County, TX	2,900.00

	Total Land/Development	4,938.89

Land Subject to Sales Contract	Location	Acres
Dedeaux	Gulfport, MS	10.00
Denton (Andrew B)	Denton, TX	22.90
Denton (Andrew C)	Denton, TX	5.20
Denton Coonrod	Denton, TX	82.80
Desoto Ranch	Desoto, TX	8.02
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Land Tract I	Farmers Branch, TX	19.71
Luna Ventures	Farmers Branch, TX	26.74
Mansfield Land	Mansfield, TX	21.89
Pioneer Crossing Tract II	Austin, TX	38.54
Senlac Land Tract II	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Stanley Tools	Farmers Branch, TX	23.76
Whorton Land	Bentonville, AR	79.70

	Total Land Subject to Sales Contract	375.69

	Total Land	5,314.58

ITEM 3.	LEGAL PROCEEDINGS

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

American Realty Trust, Inc (“ART”) and its subsidiary ART Midwest, Inc have been embroiled in a lawsuit with a Mr. David Clapper and companies related to Mr. Clapper (“The Clapper Entities”) since 1999. The origins of the matter began in 1998 in a transaction whereby ART Midwest was to acquire eight apartments from the Clapper Entities. Through the years there have been ruling both for and against ART in this matter however in October 2011 a final ruling was issued whereby the Clapper Entities were awarded approximately $74 million including $26 million in damages and $48 million in interest. This ruling was against ART and its subsidiary ART Midwest and not the Company or any other subsidiary of the Company.

ART believes there were serious errors in the judge’s ruling and has filed an appeal of the judge’s ruling. ART further believes that should the Clapper Entities ultimately prevail that it has claims against a third party who was involved in this matter. These claims cannot be pursued until the main case with the Clapper Group is ultimately resolved.

Should the Clapper Group ultimately prevail the only defendants in this matter are ART and ART Midwest, Inc. whose total assets and net worth as of December 31, 2011 was approximately $10 million. Neither the Company nor any of its subsidiaries other than ART have guaranteed or indemnified either ART or ART Midwest, Inc.

As of December 31, 2011 the Company reserved $10 million which represents 100% of both the asset and book value of ART. In January 2012, the Company sold ART and its subsidiaries for a $10 million note. The note will be fully reserved by the Company and valued at zero. Subsequent to the sale ART filed for Chapter Eleven bankruptcy protection.

ARL, through a subsidiary, is developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany. At the current time over 50 lots in Phase One, of an initial 180, have been sold and are in various stages of construction. There have been disputes with our local partner related to his mismanagement of the project which resulted in our replacing him as the managing partner and led to filing for bankruptcy protection in Germany to completely remove him from the project. We believe that the value of the land and development in process will satisfy the existing creditors and return our investment. We are working on a plan for the bankruptcy court and expect to continue our involvement in the development of this project.

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARL’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange:

	2011		2010
	High	Low	High	Low
First Quarter	$10.49	$2.95	$12.40	$8.50
Second Quarter	$4.85	$1.75	$11.53	$7.59
Third Quarter	$2.66	$1.62	$9.33	$7.50
Fourth Quarter	$2.75	$1.15	$8.99	$6.81

On March 22, 2012, the closing market price of ARL’s common stock on the New York Stock Exchange was $1.50 per share, and was held by approximately 3,000 stockholders of record.

Performance Graph

The following graph compares the cumulative total stockholder return on ARL’s shares of common stock with the Dow Jones Industrial Average (“Dow Jones Industrial”) and the Dow Jones Real Estate Investment Index (“Dow Jones Real Estate”). The comparison assumes that $100 was invested on December 31, 2006 in shares of common stock and in each of the indices and further assumes the reinvestment of all dividends. Past performance is not necessarily an indicator of future performance.

$100 invested on 12/31/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
American Realty Investors, Inc.	$100.00	$124.52	$113.72	$155.65	$101.02	$23.76
Dow Jones Industrial	$100.00	$106.43	$70.42	$83.67	$92.89	$98.03
Dow Jones US Real Estate	$100.00	$80.15	$47.65	$62.22	$78.76	$83.12

ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2011, 2010 or 2009. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2011, 3,353,954 shares of Series A Preferred Stock were outstanding and 869,808 shares were reserved for issuance as future consideration in various business transactions. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly-owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Under ARL’s Amended Articles of Incorporation, 231,750 shares of Series C Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.50 per share to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“Art Palm”). At December 31, 2011, 1,414,205 Class A units were outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. After December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At March 5, 2012, no shares of Series C Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $0.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. At March 5, 2012, no shares of Series D Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 5, 2012, no Series E Preferred Stock was outstanding. As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 5, 2012.

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. The following table sets forth information regarding purchases made by ARL of shares of ARL common stock on a monthly basis during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2011			978,250	271,750
October 31, 2011	—	$—	978,250	271,750
November 30, 2011	—	$—	978,250	271,750
December 31, 2011	—	$—	978,250	271,750

Total	—

ITEM 6.	SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$118,357	$116,123	$113,318	$111,854	$99,541
Total operating expenses	163,673	168,516	158,605	133,798	128,717

Operating loss	(45,316)	(52,393)	(45,287)	(21,944)	(29,176)
Other expenses	(47,202)	(48,321)	(53,235)	(52,911)	(7,746)

Loss before gain on land sales, non-controlling interest, and income taxes	(92,518)	(100,714)	(98,522)	(74,855)	(36,922)
Gain (loss) on land sales	34,247	(10,103)	11,605	5,584	20,468
Income tax benefit	18,040	2,030	1,490	33,684	5,324

Net loss from continuing operations	(40,231)	(108,787)	(85,427)	(35,587)	(11,130)

Net income from discontinuing operations, net of non-controlling interest	33,504	2,592	2,768	62,556	40,344

Net income (loss)	(6,727)	(106,195)	(82,659)	26,969	29,214
Net (income) loss attributable to non-controlling interest	7,017	11,448	12,518	(4,335)	(2,652)

Net income (loss) attributable to American Realty Investors, Inc.	290	(94,747)	(70,141)	22,634	26,562
Preferred dividend requirement	(2,456)	(2,488)	(2,488)	(2,487)	(2,490)

Net income (loss) applicable to common shares	$(2,166)	$(97,235)	$(72,629)	$20,147	$24,072

PER SHARE DATA
Earnings per share—basic
Loss from continuing operations	$(3.10)	$(8.71)	$(6.55)	$(3.80)	$(1.48)
Income from discontinued operations	2.91	0.23	0.24	5.60	3.68

Net income (loss) applicable to common shares	$(0.19)	$(8.48)	$(6.31)	$1.80	$2.20

Weighted average common share used in computing earnings per share	11,517,431	11,463,084	11,514,038	11,165,805	10,974,565
Earnings per share—diluted
Loss from continuing operations	$(3.10)	$(8.71)	$(6.55)	$(3.80)	$(1.48)
Income from discontinued operations	2.91	0.23	0.24	5.60	3.68

Net income (loss) applicable to common shares	$(0.19)	$(8.48)	$(6.31)	$1.80	$2.20

Weighted average common share used in computing diluted earnings per share	11,517,431	11,463,084	11,514,038	11,165,805	10,974,565
BALANCE SHEET DATA
Real estate, net	$1,026,630	$1,332,585	$1,581,521	$1,613,402	$1,485,859
Notes and interest receivable, net	101,540	88,614	83,144	77,003	83,467
Total assets	1,235,471	1,557,275	1,806,054	1,842,153	177,854
Notes and interest payables	913,965	1,228,681	1,394,076	1,382,629	1,400,877
Stock-secured notes payable	26,898	23,100	24,853	14,026	17,546
Shareholders’ equity	95,257	106,265	211,349	297,578	254,547
Book value per share	$8.27	$9.27	$18.36	$26.65	$23.19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2011 we sold $414.7 million of land and income-producing properties. As of December 31, 2011, we owned 9,317 units in 50 residential apartment communities, 17 commercial properties comprising approximately 3.9 million rentable square feet and one hotel containing 161 rooms. In addition, we own 5,315 acres of land held for development with a 420-acre holiday resort project in Germany currently in development.

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

Prior to April 30, 2011, we were advised by Prime under a contractual arrangement that is reviewed annually by our Board of Directors. Effective April 30, 2011, Pillar became the Company’s external Advisor and Cash Manager under similar terms as the previous agreement with Prime that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”) managed the Company’s commercial properties and Regis Realty I, LLC (“Regis Realty”) provided brokerage services. Triad and Regis Realty are affiliates of Prime. Effective January 1, 2011, Regis Realty Prime, LLC (“Regis”), an affiliate of Pillar, manages our commercial properties and provides brokerage services under similar terms as the previous agreements with Triad and Regis Realty. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management and Real Estate Brokerage. We currently contract with third-party companies to lease and manage our apartment communities.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investments in Gruppa Florentina, LLC and LK-Four Hickory, LLC are accounted for under the equity method. Our investment in Garden Centura, L.P. was accounted for under the equity method until December 28, 2011, when it was sold to a third party

Real Estate

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate—General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

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

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2011, 2010, and 2009 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2011, 2010, and 2009, we owned or had interests in a portfolio of 68, 82, and 98 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income-producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in the next year. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2011 for the year presented. The table below shows the number of income producing properties held by year.

	2011	2010	2009
Continued operations	67	61	62
Sales subsequent to year end	1	21	36

Total property portfolio	68	82	98

Comparison of the year ended December 31, 2011 to the same period ended December 31, 2010:

Our net income applicable to common shares increased $95.0 million as compared to the prior year. The current year net loss applicable to common shares was a loss of $2.2 million, which includes gain on land sales of $34.2 million and net income from discontinued operations of $33.5 million, as compared to the prior year net loss applicable to common shares of $97.2 million, which includes loss on land sales of $10.1 million and net income from discontinued operations, of $2.6 million. We also recorded a decrease in impairment on notes receivable and real estate assets of $2.5 million.

Revenues

Rental and other property revenues were $118.3 million for the twelve months ended December 31, 2011. This represents an increase of $2.2 million as compared to the prior year revenues of $116.1 million. This change, by segment, is an increase in the apartment portfolio of $8.0 million, an increase in the hotel portfolio of $0.1 million, offset by a decrease in the commercial portfolio of $5.9 million. Within the apartment portfolio, the same properties increased by $3.2 million and the developed properties increased by $4.8 million. Within the commercial portfolio, the same properties decreased by $5.9 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $67.2 million for the twelve months ended December 31, 2011. This represents an increase of $0.4 million as compared to the prior year operating expenses of $66.8 million. This change, by segment, is an increase in our apartment portfolio of $2.2 million, an increase in our hotel portfolio of $0.2 million, offset by a decrease in our commercial portfolio of $1.0 million and a decrease in our land and other portfolios of $1.0 million. Within the apartment portfolio, the same properties decreased by $0.2 million due to a decrease in overall costs and additional repairs and maintenance. The developed properties increased expenses by $2.4 million. The increase in our hotel portfolio is due to the increase in variable costs that are directly associated with stays within the hotel. Within the commercial portfolio, the same properties decreased by $1.0 million.

Depreciation expense was $20.4 million for the twelve months ended December 31, 2011. This represents a decrease of $1.7 million as compared to the prior year depreciation expense of $22.1 million. This change, by segment, is an increase in our apartment portfolio of $0.6 million, an increase in our other portfolio of $0.2 million, offset by a decrease in our commercial portfolio of $2.5 million. Within the apartment portfolio, the same properties decreased by $0.6 million and the developed properties in the lease—up phase increased by $1.2 million. Once an apartment complex is considered “stabilized”, we begin to depreciate the assets. The decrease in the commercial portfolio of $2.5 million was attributable to the same properties.

General and administrative expenses were $13.7 million for the twelve months ended December 31, 2011. This represents an increase of $1.5 million as compared to the prior year expense of $12.2 million. This change is due to an increase in administrative expenses and professional services.

The current year provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $49.1 million. This was a decrease of $2.5 million as compared to the prior year expense of $51.6 million. In the current year, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $5.3 million in commercial properties we currently hold, $21.6 million in land parcels we currently hold, $6.6 million in land that was sold, $0.4 million in impairment on our investments in unconsolidated entities and a $10.0 million reserve related to the assets held by American Realty Trust, Inc. at December 31, 2011. The majority of the impairment losses were taken on the properties that are treated as “subject to sales contract” where, subsequent to the sale to a related party under common control, negotiations have occurred for the property ownership to transfer to the lender and estimated current property values are lower than our current basis. In 2010, impairment was recorded as an additional loss in the investment portfolio of $47.6 million in land we currently hold and a $4.0 million increase in impairment on notes receivable.

Other income (expense)

Other income was $2.4 million for the twelve months ended December 31, 2011. This represents a decrease of $6.4 million as compared to the prior year income of $8.8 million. The decrease was due to revenue received in the prior year for an incentive fee from Regis I.

Interest income was $10.9 million for the twelve months ended December 31, 2011. This represents an increase of $2.5 million as compared to the prior year income of $8.4 million. This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received. More interest payments were received in the current year.

Mortgage and loan interest expense was $60.7 million for the twelve months ended December 31, 2011. This represents a decrease of $5.5 million as compared to the prior year expense of $66.2 million. This change, by segment, is a decrease in the apartment portfolio of $0.8 million, a decrease in the commercial portfolio of $0.3 million, a decrease in the land portfolio of $2.8 million and a decrease in the other portfolio of $1.6 million. Within the apartment portfolio, the same apartment portfolio decreased $3.4 million and the developed properties increased $2.6 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The land portfolio decrease was due to land sales.

Gain on land sales increased for the twelve months ended December 31, 2011, as compared to the prior period. In the current period, we sold 7,821.97 acres of land in 46 separate transactions for an aggregate sales price of $249.5 million, receiving $121,710 in cash and recorded a gain of $34.2 million. The average sales price was $31,896 per acre. In the prior year, we sold 1,243.88 acres of land in 17 separate transactions for an aggregate sales price of $31.0 million, receiving $8,984 in cash and recorded a loss of $10.1 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2011. Included in discontinued operations are a total of 20 and 31 properties as of 2011 and 2010, respectively. Properties sold in 2011 that were held in 2010 have been reclassified to discontinued operations for 2010. In 2011, we sold two apartment complexes (Spyglass, Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw, Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), one trade show and exhibit hall (Denver Merchandise Mart) and one apartment complex held for sale (Wildflower Villas). In 2010, we sold nine apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Longfellow Arms, Marina Landing, Mason Park and Villager), one commercial building (217 Rampart), and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In addition, we recognized the deferred gains on the sales of seven apartment complexes (Bridges on Kinsey, Limestone Canyon, Limestone Ranch, Longfellow Arms, Sendero Ridge, Tivoli and Villager) and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”. The operations related to these properties sold are reclassed to prior years discontinued operations. The gains on sale of the properties sold were also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Revenue
Rental	$25,209	$52,622
Property operations	17,632	35,403

	7,577	17,219
Expenses
Other income	49	3,697
Interest	(6,676)	(17,657)
General and administrative	(1,556)	(482)
Litigation settlement	—	(5)
Depreciation	(3,876)	(8,367)
Provision for asset impairment	(881)	(9,723)

	(12,940)	(32,537)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(5,363)	(15,318)
Gain on sale of discontinued operations	56,907	19,306

Income from discontinued operations before tax	51,544	3,988
Tax expense	(18,040)	(1,396)

Income from discontinued operations	$33,504	$2,592

Comparison of the year ended December 31, 2010 to the same period ended December 31, 2009:

The net loss applicable to common shares increased $24.6 million for the twelve months ended December 31, 2010, as compared to the prior year. In 2010, the net loss applicable to common shares was $97.2 million, which includes a loss on land sales of $10.1 million and net income from discontinued operations of $2.6 million, as compared to the prior year net loss applicable to common shares of $72.6 million, which includes a gain on land sales of $11.6 million and net income from discontinued operations of $2.8 million. We also recorded an increase in impairment on notes receivable and real estate assets of $7.0 million.

Revenues

Rental and other property revenues were $116.1 million for the twelve months ended December 31, 2010. This represents an increase of $2.8 million, as compared to the prior year revenues of $113.3 million. This change, by segment, is an increase in the apartment portfolio of $3.0 million, an increase in the other portfolio of $2.7 million, offset by a decrease in the commercial portfolio of $1.9 million and a decrease in the land portfolio of $1.0 million. Within the apartment portfolio, the same properties decreased by $0.2 million due to lower overall operating costs and additional repair and maintenance. The developed properties increased by $3.2 million. Within the commercial portfolio, the same properties decreased by $1.9 million due to an increase in vacancy, which we attribute to the current state of the economy. We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $66.8 million for the twelve months ended December 31, 2010. This represents an increase of $2.3 million, as compared to the prior year operating expenses of $64.5 million. This change, by segment, is a decrease in the apartment portfolio of $1.0 million, a decrease in the commercial portfolio of $0.1 million, a decrease in the other portfolio of $0.2 million, offset by an increase in the land portfolio of $3.6 million. Within the apartment portfolio, the same properties decreased by $1.5 million due to a decrease in overall costs and additional repairs and maintenance. The developed apartments increased expenses by $0.5 million. The decrease within the commercial portfolio of $0.1 million was due to a decrease in our same properties. The increase within the land portfolio was primarily due to an adjustment in 2009 to correct over accrual of 2008 real estate property taxes, resulting in recording lower operating expenses in 2009.

Depreciation expense was $22.1 million for the twelve months ended December 31, 2010. This represents an increase of $2.5 million, as compared to the prior year expense of $19.6 million. This change, by segment, is an increase in the apartment portfolio of $1.7 million, an increase in our land and other portfolios of 1.1 million, offset by decrease in the commercial portfolio of $0.3 million. The increase within our apartment portfolio was due to an increase of $0.2 million in the same properties and an increase of $1.5 million in the developed properties. Developed apartment properties are depreciated as we complete each phase and lease-up the properties. The increase within the land and other portfolios was due to a prior year adjustment recorded in 2009.

The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $51.6 million for the twelve months ended December 31, 2010. This is an increase of $7.0 million as compared to the prior year period. Impairment was recorded as an additional loss in the investment portfolio of $47.6 million in land we currently hold and a $4.0 million increase in impairment on notes receivable. The properties that were considered “subject to sales contract” were reviewed by management at the time of the sale or during the reorganization process in the fourth quarter. Impairment was taken to the extent the basis of the property exceeded the current value. In 2009, we recorded a $44.6 million allowance in the investment portfolio of $1.9 million in commercial properties we currently hold, $35.6 million in land we currently hold and $7.1 million in land that was sold for a loss.

Other income (expense)

Other income was $8.8 million for the twelve months ended December 31, 2010. This represents an increase of $5.2 million, as compared to the prior year income of $3.6 million. The increase was due to revenue received from a consulting agreement with EurEnergy Resources Poland Sp.zoo.o. and an incentive fee from Regis I.

Interest income was $8.4 million for the twelve months ended December 31, 2010. This represents a decrease of $1.3 million as compared to the prior year income of $9.7 million. This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes. Interest is recognized when interest payments are received.

Mortgage and loan interest expense was $66.2 million for the twelve months ended December 31, 2010. This represents an increase of $0.4 million as compared to the prior year expense of $65.8 million. This change, by segment, is an increase in the apartment portfolio of $3.3 million, an increase in the commercial portfolio of $0.3 million, an increase in the other portfolio of $1.4 million, offset by a decrease in the land portfolio of $4.6 million. Within the apartment portfolio, the same apartment portfolio increased $1.5 million and the developed properties increased $1.8 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The land portfolio decrease was due to land sales.

Litigation settlement expense decreased by $1.1 million as compared to the prior year. There were no litigation settlement expenses in 2010. Expenses were incurred in 2009 resolving the Caruth-Preston litigation, Denver Merchandise Mart’s Darrell Hare litigation and the Sunset litigation.

Gain on land sales decreased by $21.7 million. In 2010, we sold 1,243.88 acres of land in 17 transactions for an aggregate sales price of $31.0 million, receiving $8,984 in cash and recorded a loss of $10.1 million. The average sales price was $20,701 per acre. In 2009, we sold 1,244.93 acres of land in 11 separate transactions for an aggregate sales price of $40.9 million, receiving $9.1 million in cash, recorded a gain on sale of $8.2 million and recognized $3.4 million in prior year deferred gain due to the payoff of seller financing. The average sales price was $32,833 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale. Included in discontinued operations are a total of 31 and 40 properties as of 2010 and 2009, respectively. The prior periods discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2011. In 2010, we sold 9 apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Longfellow Arms, Marina Landing, Mason Park and Villager), one commercial building (217 Rampart) and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks). In addition, we also recognized the gains on the sales of four apartment complexes (Limestone Canyon, Limestone Ranch, Sendero Ridge and Tivoli) that were sold in a prior year in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. In 2009, we sold three apartment complexes (Bridges on Kinsey, Bridgestone, and Chateau Bayou), five commercial properties (2010 Valley View, 5000 Space Center, 5360 Tulane, Cullman Shopping Center and Parkway Centre) and one townhouse. In addition, we recognized the deferred gain on the sale of the Hartford building sold in 2002 in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment – Real Estate Sales”. The operations related to these properties sold are reclassed to prior years discontinued operations. The gains on sale of the properties sold are also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Year Ended December 31,
	2010	2009
Revenue
Rental	$52,622	$75,171
Property operations	35,403	45,241

	17,219	29,930
Expenses
Other income	3,697	705
Interest	(17,657)	(23,970)
General and administrative	(482)	(432)
Litigation settlement	(5)	(407)
Depreciation	(8,367)	(11,674)
Provision for asset impairment	(9,723)	—

	(32,537)	(35,778)

Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(15,318)	(5,848)
Gain on sale of discontinued operations	19,306	10,106

Income from discontinued operations before tax	3,988	4,258
Tax expense	(1,396)	(1,490)

Income from discontinued operations	$2,592	$2,768

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from affiliated companies;

•	refinancing of existing debt and additional borrowings; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2011, along with cash that will be generated in 2012 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

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

	2011	2010	Variance
Net cash provided by (used in) operating activities	$23,553	$(7,139)	$30,692
Net cash provided by investing activities	$301,412	$198,074	$103,338
Net cash used in financing activities	$(317,302)	$(183,173)	$(134,129)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have an affiliated account in which excess cash is transferred to or from. The majority of the overall increase in cash provided by operating activities is due to the reduction in obligations to our affiliates.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. We used $47.3 million on construction and development of five apartment projects and a maritime harbor town during 2011. This is a decrease of $2.6 million from the prior year. We have discontinued certain projects and put some projects on hold, while continuing to development our apartment properties. We continue to make capital improvements on our existing properties but spent significantly less in 2011 on land development than in the prior year. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income producing properties. We sold two apartment complexes, four hotels, twelve commercial buildings and one trade show and exhibit hall, providing over $183.8 million of sales proceeds along with 7,821.97 acres of land sales providing $174.1 million of sales proceeds. The majority of the sales proceeds were used to cover the loan obligations. Sales proceeds are gross of the loan assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $156.8 million. We used $19.1 million to make recurring note payments, $297.3 million for maturing notes, including payoffs required on sold properties and $155.9 million assumption of debt related to the sales of income producing properties and land.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2011 are shown in the table below (dollars in thousands):

	Total	2012	2013	2014-2016	Thereafter
Long-term debt obligation(1)	$1,612,762	$263,531	$142,705	$164,604	$1,041,922
Capital lease obligation	—	—	—	—	—
Operating lease obligation	49,168	736	745	2,296	45,391
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s	—	—	—	—	—
Balance Sheet under GAAP

Total	$1,661,930	$264,267	$143,450	$166,900	$1,087,313

(1)	ARL’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2011, our $923.9 million debt portfolio consisted of approximately $732.3 million of fixed-rate debt and approximately $191.6 million of variable-rate debt with interest rates ranging from 2.0% to 12.5%. Our overall weighted average interest rate at December 31, 2011 and 2010 was 7.29% and 6.78%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2012 than they did during 2011, ARL’s interest expense would increase and net income would decrease by $1.9 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2011. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Assets
Market securities at fair value							$—
Note Receivable
Variable interest rate—fair value							$—
Instrument’s maturities	$—	$—	$—	$—	$—	$—	$—
Instrument’s amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Fixed interest rate—fair value							106,292
Instrument’s maturities	8,645	1,077	—	272	20,387	75,911	106,292
Instrument’s amortization	—	—	—	—	—	—	—
Interest	5,909	5,167	4,974	4,957	4,957	47,319	73,283
Average Rate	5.56%	5.26%	5.12%	5.11%	5.11%	5.41%

	2012	2013	2014	2015	2016	Thereafter	Total
Notes Payable
Variable interest rate—fair value							$191,597
Instrument’s maturities	$163,358	$10,823	$2,706	$—	$191	$10,523	$187,601
Instrument’s amortization	1,882	737	386	318	208	465	3,996
Interest	1,965	932	554	394	375	1,293	5,513
Average Rate	3.98%	5.15%	5.73%	5.60%	5.63%	3.24%
Fixed interest rate—fair value							$732,266
Instrument’s maturities	$51,438	$91,001	$58,584	$—	$256	$56,746	$258,025
Instrument’s amortization	7,802	6,300	5,683	5,831	6,091	442,534	474,241
Interest	37,086	32,912	29,692	26,834	26,501	530,361	683,386
Average Rate	6.46%	5.73%	6.45%	5.53%	5.53%	4.90%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Plano, Texas

March 30, 2012

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,120,122	$1,170,214
Real estate held for sale at cost, net of depreciation ($1,752 or 2011 and $0 for 2010 )	15,015	—
Real estate subject to sales contracts at cost, net of depreciation ($9,790 for 2011 and $75,639 for 2010)	49,982	295,921
Less accumulated depreciation	(158,489)	(133,550)

Total real estate	1,026,630	1,332,585
Notes and interest receivable
Performing (including $104,969 in 2011 and $89,982 in 2010 from affiliates and related parties)	110,136	99,839
Non-performing	4,787	3,123
Less allowance for estimated losses (including $8,962 and $9,926 in 2011 and 2010 from affiliates and related parties)	(13,383)	(14,348)

Total notes and interest receivable	101,540	88,614
Cash and cash equivalents	20,312	12,649
Investments in unconsolidated subsidiaries and investees	10,746	12,491
Other assets (including $11 in 2011 and $164 in 2010 from affiliates and related parties)	76,243	110,936

Total assets	$1,235,471	$1,557,275

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$855,619	$913,134
Notes related to assets held for sale	13,830	—
Notes related to assets subject to sales contracts	44,516	315,547
Stock-secured notes payable	26,898	23,100
Affiliate payables	10,294	12,219
Deferred revenue (including $71,964 in 2011 and $90,496 in 2010 from sales to related parties)	78,750	98,504
Accounts payable and other liabilities (including $1,822 in 2011 and $1,558 in 2010 to affiliates and related parties)	110,307	88,506

	1,140,214	1,451,010
Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,353,954 shares in 2011 and $3,389,546 in 2010 (liquidation preference $10 per share), including 900,000 shares in 2011 and 2010 held by subsidiaries	4,908	4,979
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 and 11,874,138, and outstanding 11,525,389 and 11,466,853 shares in 2011 and in 2010	115	114
Treasury stock at cost; 415,785 and 407,285 shares in 2011 and 2010 and 236,587 and 276,972 shares held by TCI (consolidated) as of 2011 and 2010	(6,395)	(6,333)
Paid-in capital	105,388	110,419
Retained earnings	(47,486)	(47,776)
Accumulated other comprehensive loss	(786)	(786)

Total American Realty Investors, Inc. shareholders’ equity	55,744	60,617

Non-controlling interest	39,513	45,648

Total equity	95,257	106,265

Total liabilities and equity	$1,235,471	$1,557,275

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands, except share and par value amounts)
Revenues:
Rental and other property revenues (including $223 and $955 and $1,118 for 2011 and 2010 and 2009 respectively from affiliates and related parties)	$118,357	$116,123	$113,318

Expenses:
Property operating expenses (including $1,252 and $1,026 and $1,634 for 2011 and 2010 and 2009 respectively from affiliates and related parties)	67,203	66,841	64,488
Depreciation and amortization	20,380	22,105	19,602
General and administrative (including $2,429 and $4,517 and $5,867 for 2011 and 2010 and 2009 respectively from affiliates and related parties)	13,719	12,212	14,254
Provision on impairment of notes receivable and real estate assets	49,146	51,588	44,578
Advisory fee to affiliate	13,225	15,770	15,683

Total operating expenses	163,673	168,516	158,605

Operating loss	(45,316)	(52,393)	(45,287)

Other income (expense):
Interest income (including $9,989 and $7,363 and $8,886 for 2011 and 2010 and 2009 respectively from affiliates and related parties)	10,948	8,425	9,701
Other income	2,393	8,788	3,550
Mortgage and loan interest (including $1,710 and $3,374 and $2,595 for 2011 and 2010 and 2009 respectively from affiliates and related parties)	(60,713)	(66,229)	(65,757)
Gain on the sale of investments	91	673	—
Earnings from unconsolidated subsidiaries and investees	79	(200)	35
Gain on foreign currency translation	—	222	292
Litigation settlement	—	—	(1,056)

Total other expenses	(47,202)	(48,321)	(53,235)

Loss before gain on land sales, non-controlling interest, and taxes	(92,518)	(100,714)	(98,522)
Gain (loss) on land sales	34,247	(10,103)	11,605

Loss from continuing operations before tax	(58,271)	(110,817)	(86,917)
Income tax benefit	18,040	2,030	1,490

Net loss from continuing operations	(40,231)	(108,787)	(85,427)

Discontinued operations:
Loss from discontinued operations	(5,363)	(15,318)	(5,848)
Gain on sale of real estate from discontinued operations	56,907	19,306	10,106
Income tax expense from discontinued operations	(18,040)	(1,396)	(1,490)

Net income from discontinued operations	33,504	2,592	2,768
Net income (loss)	(6,727)	(106,195)	(82,659)
Net loss attributable to non-controlling interests	7,017	11,448	12,518

Net income (loss) attributable to American Realty Investors, Inc.	290	(94,747)	(70,141)
Preferred dividend requirement	(2,456)	(2,488)	(2,488)

Net income (loss) applicable to common shares	$(2,166)	$(97,235)	$(72,629)

Earnings per share—basic
Loss from continuing operations	$(3.10)	$(8.71)	$(6.55)
Discontinued operations	2.91	0.23	0.24

Net income (loss) applicable to common shares	$(0.19)	$(8.48)	$(6.31)

Earnings per share—diluted
Loss from continuing operations	$(3.10)	$(8.71)	$(6.55)
Discontinued operations	2.91	0.23	0.24

Net income (loss) applicable to common shares	$(0.19)	$(8.48)	$(6.31)

Weighted average common share used in computing earnings per share	11,517,431	11,463,084	11,514,038
Weighted average common share used in computing diluted earnings per share	11,517,431	11,463,084	11,514,038

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(40,231)	$(108,787)	$(85,427)
Income from discontinued operations	33,504	2,592	2,768

Net income (loss)	$(6,727)	$(106,195)	$(82,659)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2011

(dollars in thousands)

	Total Capital	Comprehensive Loss	Series A Preferred Stock	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
				Shares	Amount
Balance, December 31, 2008	$297,578	$58,730	$4,979	11,874,138	$114	$(5,954)	$92,609	$119,599	$4,331	$81,900
Unrealized loss on investment securities	(2,775)	(2,775)	—	—	—	—	—	—	(2,145)	(630)
Net loss	(82,659)	(82,659)	—	—	—	—	—	(70,141)	—	(12,518)
Acquisition of non-controlling interest	1,692	—	—	—	—	—	(1,528)	—	—	3,220
Series A preferred stock cash dividend ($1.00 per share)	(2,487)	—	—	—	—	—	—	(2,487)	—	—

Balance, December 31, 2009	$211,349	$(26,704)	$4,979	11,874,138	$114	$(5,954)	$91,081	$46,971	$2,186	$71,972

Unrealized loss on foreign investments	(786)	—	—	—	—	—	—	—	(786)	—
Unrealized loss on investment securities	—	2,186	—	—	—	—	—	—	(2,186)	2,186
Net loss	(106,195)	(106,195)	—	—	—	—	—	(94,747)	—	(11,448)
Acquisition of non-controlling interest	5,657	—	—	—	—	—	21,799	—	—	(16,142)
Distribution to non-controlling interests	(1,259)	—	—	—	—	—	—	—	—	(1,259)
Sale of controlling interest	366	—	—	—	—	—	27	—	—	339
Repurchase of treasury stock	(379)	—	—	—	—	(379)	—	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	(2,488)	—	—	—	—	—	(2,488)	—	—	—

Balance, December 31, 2010	$106,265	$(130,713)	$4,979	11,874,138	$114	$(6,333)	$110,419	$(47,776)	$(786)	$45,648

Net income (loss)	(6,727)	(6,727)	—	—	—	—	—	290	—	(7,017)
Acquisition of non-controlling interest	(195)	—	—	—	—	—	(145)	—	—	(50)
Distribution to non-controlling interests	(808)	—	—	—	—	—	(325)	—	—	(483)
Sale of controlling interest	(791)	—	—	—	—	—	(2,206)	—	—	1,415
Repurchase of treasury stock	(62)	—	—	—	—	(62)	—	—	—	—
Conversion of preferred stock into common stock	31	—	(71)	67,036	1	—	101	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	(2,456)	—	—	—	—	—	(2,456)	—	—	—

Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss applicable to common shares	$(6,727)	$(106,195)	$(82,659)
Adjustments to reconcile net loss applicable to common shares to net cash provided by (used in) operating activities:
(Gain) loss on sale of land	(34,247)	10,103	(11,605)
Depreciation and amortization	24,255	30,460	32,418
Provision on impairment of notes receivable and real estate assets	50,027	61,311	44,578
Amortization of deferred borrowing costs	2,816	4,187	5,676
Earnings from unconsolidated subsidiaries and investees	(80)	(200)	35
Earnings due to non-controlling interest	—	—	22,446
Gain on foreign currency translation	—	(222)	(292)
Gain on sale of income producing properties	(56,907)	(19,306)	(10,106)
(Increase) decrease in assets:
Accrued interest receivable	(8,663)	(2,440)	1,520
Restricted cash	—	—	(271)
Other assets	181	6,375	(13,559)
Prepaid expense	2,321	437	(1,127)
Escrow	21,594	7,990	(3,035)
Earnest money	1,414	821	(1,723)
Rent receivables	7,253	(2,250)	(413)
Increase (decrease) in liabilities:
Accrued interest payable	2,202	6,758	(116)
Affiliate payables	(1,924)	(8,355)	(2,444)
Other liabilities	20,038	3,387	(2,685)

Net cash provided by (used in) operating activities	23,553	(7,139)	(23,362)
Cash Flow From Investing Activities:
Proceeds from notes receivables	18,621	20,847	8,000
Originations of notes receivables	(21,921)	(29,455)	—
Acquisition of land held for development	—	(4,937)	(11,844)
Proceeds from sales of income producing properties	183,823	210,411	44,356
Proceeds from sale of land	174,054	59,554	42,029
Proceeds from sale of investment in unconsolidated real estate entities	(9)	—	—
Investment in unconsolidated real estate entities	581	858	16,740
Improvement of land held for development	(2,995)	(4,929)	(13,542)
Improvement of income producing properties	(4,191)	(3,136)	(3,233)
Investment in marketable securities	—	(1,267)	2,775
Acquisition of income producing properties	—	—	(5,971)
Acquisition of non-controlling interest	(195)	—	—
Sale of non-controlling interest	—	22	—
Sale of controlling interest	961	—	—
Construction and development of new properties	(47,317)	(49,894)	(32,457)

Net cash provided by investing activities	301,412	198,074	46,853
Cash Flow From Financing Activities:
Proceeds from notes payable	156,821	193,499	62,408
Recurring amortization of principal on notes payable	(19,052)	(12,629)	(26,528)
Payments on maturing notes payable	(297,287)	(252,595)	(61,505)
Debt assumption by buyer	(155,893)	(101,851)	—
Deferred financing costs	(887)	(5,143)	(4,534)
Stock-secured borrowings	2,291	(328)	8,000
Distributions to non-controlling interests	(808)	(1,259)	—
Preferred stock dividends—Series A	(2,456)	(2,488)	(2,487)
Repurchase/sale of treasury stock	(62)	(379)	—
Issuance of common stock	30	—	—
Conversion of preferred stock into common stock	1	—	—

Net cash used in financing activities	(317,302)	(183,173)	(24,646)

Net increase (decrease) in cash and cash equivalents	7,663	7,762	(1,155)
Cash and cash equivalents, beginning of period	12,649	4,887	6,042

Cash and cash equivalents, end of period	$20,312	$12,649	$4,887

Supplemental disclosures of cash flow information:
Cash paid for interest	$67,389	$76,223	$83,948
Cash paid for income taxes, net of refunds	$—	$(634)	$1,851
Schedule of noncash investing and financing activities:
Unrealized loss on marketable securities	$—	$—	$(2,575)
Note receivable in exchange for reduction of affiliate payable	$—	$16,778	$—
Note receivable received from affiliate	$20,387	$—	$2,341
Note receivable from sale of real estate	$—	$—	$2,700
Note paydown from right to build sale	$—	$—	$1,500
Acquitision of real estate to satisfy note receivable	$—	$—	$(7,748)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2011	2010	2009
	(dollars in thousands)
Net income (loss)	$(6,727)	$(106,195)	$(82,659)
Other comprehensive loss
Unrealized loss on foreign currency translation		(786)	—
Unrealized loss on investment securities	—	—	(2,575)

Total other comprehensive loss	—	(786)	(2,575)

Comprehensive income (loss)	(6,727)	(106,981)	(85,234)
Comprehensive loss attributable to non-controlling interest	7,017	11,448	12,518

Comprehensive income (loss) attributable to American Realty Investors, Inc.	$290	$(95,533)	$(72,716)

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

Certain balances for 2009 and 2010 have been reclassified to conform to the 2011 presentation.

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 87.4% of ARL’s stock is owned by affiliated entities. ARL subsidiaries own approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). ARL has consolidated TCI’s accounts and operations since March 2003.

On July 17, 2009, TCI, a subsidiary of ARL, acquired from Syntek West, Inc., (“SWI”), 2,518,934 shares of common stock, par value $0.01 per share of IOT at an aggregate price of $17,884,431 (approximately $7.10 per share), the full amount of which was paid by TCI through an assumption of an aggregate amount of indebtedness of $17,884,431 on the outstanding balance owed by SWI to IOT. The 2,518,934 shares of IOT common stock acquired by TCI constituted approximately 60.4% of the issued and outstanding common stock of IOT. TCI had owned for several years an aggregate of 1,037,184 shares of common stock of IOT (approximately 25% of the issued and outstanding stock). After giving effect to the transaction on July 17, 2009, TCI owned an aggregate of 3,556,118 shares of IOT common stock which constituted over 80% of the shares of common stock of IOT outstanding. As of December 31, 2011, TCI owned 82.6% of the outstanding IOT common shares. Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

With TCI’s acquisition of the additional shares on July 17, 2009, which increased the aggregate ownership to in excess of 80%, beginning in July 2009, IOT’s results of operations are now consolidated with those of TCI for tax and financial reporting purposes. At the time of the acquisition, the historical accounting value of IOT’s assets was $112 million and liabilities were $43 million. In that the shares of IOT acquired by TCI were from a related party, the values recorded by TCI are IOT’s historical accounting values at the date of transfer. The Company’s fair valuation of IOT’s assets and liabilities at the acquisition date approximated IOT’s book value. The net difference between the purchase price and historical accounting basis of the assets and liabilities acquired was $26.9 million and has been reflected by TCI as deferred income. The deferred income will be recognized upon the sale of the land that IOT held on its books as of the date of sale, to an independent third party.

ARL’s Board of Directors represents the Company’s shareholders and is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, LLC, a Nevada limited liability company (“Pillar”) under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOT. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOT. The officers of ARL also serve as officers of TCI, IOT and Pillar.

Prior to April 30, 2011, the Company’s contractual Advisor and Cash Manager was Prime Income Asset Management, LLC (“Prime”). Effective April 30, 2011, Pillar Income Asset Management, LLC, a Nevada limited liability company (“Pillar”), the sole member of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole stockholder of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust, became the Company’s external Advisor and Cash Manager. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for ARL’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT. As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services for our commercial properties. Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”). Regis Hotel I, LLC, another Prime affiliate, managed the Company’s hotel investments. Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and hotel properties, and provides brokerage services under similar terms as the previous agreements with Triad and Regis Realty I. Regis receives property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance—Property Management and Real Estate Brokerage”. ARL engages third-party companies to lease and manage its apartment properties.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies, and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2011, we owned 50 residential apartment communities comprising of 9,317 units, 17 commercial properties comprising an aggregate of approximately 3.9 million square feet, one hotel comprising 161 rooms and an investment in 5,315 acres of undeveloped and partially developed land.

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

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. ARI’s investments in Gruppa Florentina, LLC and LK-Four Hickory, LLC are accounted for under the equity method. Our investment in Garden Centura, L.P. was accounted for under the equity method until December 28, 2011, when it was sold to a third party

Real estate, depreciation, and impairment.    Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements—10-40 years; furniture, fixtures and equipment—5-10 years). We continually evaluate the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment,” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

NOTE 2.	REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2011	2010
Apartments	$652,247	$608,959
Apartments under construction	—	47,178
Commercial properties	249,539	255,565
Land held for development	218,337	258,512
Real estate held for sale	16,767	—
Real estate subject to sales contract	59,772	371,560

Total Real Estate	1,196,662	1,541,774
Less accumulated deprecation	(170,032)	(209,189)

	$1,026,630	$1,332,585

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

Provision for Asset Impairments:

In 2011, the provision for allowance and impairments was related to our investments in real estate assets and our investments in unconsolidated entities and other investees. Provision for allowance on notes receivable and impairment was $49.1 million for the twelve months ended December 31, 2011. Impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $5.3 million in the commercial properties we currently hold, $21.6 million in land parcels we currently hold, $6.6 million in land that has been sold, $0.4 million in impairment on our investments in unconsolidated entities and a $10.0 million reserve on the assets held by American Realty Trust, Inc. as of December 31, 2011. In 2010, impairment was recorded as an additional loss in the investment portfolio of $47.6 million in land we currently hold and a $4.0 million increase in our allowance for doubtful receivables. .

The following is a brief description of the more significant property sales in 2011:

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the existing lender to satisfy the debt secured by the property and partial credit against debt related to another property. Any impairment necessary, related to the inability to recover our original investment, has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012 when ownership transferred to a third party.

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

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

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

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $4.6 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the June 2, 2011 sale of 3.98 acres of land known as Senlac land located in Farmers Branch, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.5 million. The buyer assumed the existing mortgage of $0.5 million secured by the property. We recorded a gain on sale of $0.1 million when ownership of the property transferred to the existing lender for a credit against the loan balance.

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

On July 5, 2011, we recognized the September 21, 2010 sale of a warehouse and 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $1.2 million.

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

On August 31, 2011, we sold 100% of our membership interests in TCI Luna Ventures, LLC to ABCLD Income, LLC, a related party under common control, for a sales price of $2.0 million. This entity owns 26.71 acres of undeveloped land located in Dallas, Texas, known as Luna Ventures land. We provided $0.9 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on August 31, 2016. The buyer assumed the existing mortgage of $1.1 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In the first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt.

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On September 27, 2011, we sold a 256-unit apartment complex known as Spyglass apartments, located in Dallas, Texas, for a sales price of $21.6 million. The buyer assumed the existing mortgage of $15.5 million secured by the property. We recorded a gain on sale of $6.7 million on the apartment sale.

On October 11, 2011, we recognized the March 11, 2011 sale of our 100% investment in ART Hawthorne, Inc. (“ART Hawthorne”) to ABC Land & Development, Inc. ART Hawthorne was the managing general partner in Hawthorn Lakes Associates, Ltd (“Hawthorn”), a partnership that owns the 344,975 square-foot Expo Building called the Denver Merchandise Mart located in Denver, Colorado. In a settlement agreement, ART Hawthorne transferred its managing general partner interest to Woodhaven-Hawthorne, Inc. in exchange for a 1.00% Class B limited partner interest and a release of ART Hawthorn and any ARL related party obligations under the loan guaranty. EQK Holdings, Inc., an ARL subsidiary, still holds a 99.00% limited partner interest in Hawthorn. Due to the release of all guarantees and any future obligations to the Partnership, from the Company, we no longer consolidate the Hawthorn partnership. The release of any obligations and the recognition of the sale of our general partner interest resulted in a gain of $11.9 million on the sale of our investment.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

The Company had a 75.0% limited partner interest in Woodmont TCI Group VIII, LP, a partnership that owned 7.37 acres of land known as Keller Springs Lofts land located in Addison, Texas. The partnership was consolidated in accordance with ASC 810. On October 20, 2011, the partnership sold the property for a sales price of $4.2 million. We recorded a loss on sale of $2.1 million on the land parcel.

On October 27, 2011, we recognized the April 1, 2011 sale of our investment in ART Collection, Inc. to One Realco Corporation, related party under common control, for a sales price of $16.8 million. This entity owns 257.52 acres of land known as Pioneer Crossing located in Austin, Texas. The buyer assumed the existing mortgage of $12.0 million secured by the property. A settlement agreement was reached with the existing lender pertaining to the real estate note made by a consolidated subsidiary of the Company. ARL has a liability of $3.0 million owed to the lender. The note accrues interest at prime+2.0% and payments of interest and principal are due monthly based upon a 20-year amortization schedule. The note matures on November 1, 2014, at which time the unpaid balance shall be due and payable. We recognized gain of $3.6 million on the sale.

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller-inancing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan, was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller-financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 2, 2011, we recognized the September 3, 2004 sale of Addison Hanger I, a 25,102 square foot industrial warehouse and Addison Hanger II, a 24,000 square foot industrial warehouse located in Addison, Texas, for a sales price of $4.5 million. At the time of the sale, TCI entered into a 10-year triple-net lease with the buyer. Therefore, this transaction was accounted for under the financing method and the properties continued to be consolidated. As of November 12, 2011, the lease with the buyer was terminated. Due to ongoing litigation related to the lease, TCI has deferred the gain recognition until the matter is resolved.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 6, 2011, we recognized the December 23, 2010 sale of 257.05 acres of land known as Mercer Crossing land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $28.4 million. The buyer assumed the existing mortgage of $40.5 million secured by the property. We recorded a gain on sale of $14.8 million when ownership of the property transferred to the existing lender.

On December 21, 2011, we sold 17.07 acres of land known as Lamar Parmer Lane land located in Austin, Texas for a sales price of $1.4 million. The existing mortgage of $1.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interest and a 4% limited partnership interest in Garden Centura L.P., which owns a 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	4,986	Various security interests
Miscellaneous related party notes(1)	Various	Various	2,829	Various security interests
Realty Advisors Management, Inc.	12/16	4.00%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado)(1)	12/27	5.25%	2,469	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Cliffs of El Dorado)(1)	09/10	15.00%	2,990	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station)(1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park)(1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park)(1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)(1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)(1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)(1)	12/27	5.25%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)(1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)(1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)(1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)(1)	12/27	5.25%	7,965	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I)(1)	12/27	5.25%	2,524	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II)(1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)(1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Accrued interest			8,493

Total Performing			$110,136
Non-Performing loans:
130 Windmill Farms, L.P.	10/11	7.00%	507	Unsecured
Dallas Fund XVII L.P.(2)	10/09	9.00%	1,432	Assignment of partnership interests
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	133	Various security interests
Accrued interest			138

Total Non-Performing			$4,787
Allowance for estimated losses			(13,383)

Total			$101,540

(1)	Related Party notes
(2)	Note matured and an allowance was taken for estimated losses at full value of note

Junior Mortgage Loans.    We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower. The Board of Directors restricts investment in junior mortgage loans, excluding wraparound mortgage loans, to not more than 10.0% of our assets. At December 31, 2011, 9.2% of our assets were invested in junior and wraparound mortgage loans.

Effective 2009, interest income is recorded when cash is received, and no accrued interest income is recorded on non-performing notes receivables. If the notes for the years 2011 and 2010 had been performing and if interest was recorded as accrued, an additional interest income totaling $1.1 million and $2.7 million, respectively, would have been recognized.

As of December 31, 2011, the obligors on $96.7 million or 90.9% of the mortgage notes receivable portfolio were due from affiliated entities. Also at that date, $4.5 million or 3.9% of the mortgage notes receivable portfolio was non-performing. At December 31, 2011, approximately 8.2% of our assets were invested in notes and interest receivable.

NOTE 4.	ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and there were no additional allowances recorded for receivables in 2011. The decrease in 2011 is due to a loan payment that had an allowance. The allowance account was reviewed and increased in 2010. The table below shows our allowance for estimated losses (dollars in thousands):

	2011	2010	2009
Balance January 1,	$14,348	$11,836	$11,874
(Decrease) Increase in provision	(965)	2,512	(38)

Balance December 31,	$13,383	$14,348	$11,836

NOTE 5.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investment accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2011	2010	2009
Garden Centura, L.P.	0.00%	5.00%	5.00%
Gruppa Florentina, LLC	20.00%	20.00%	20.00%
LK-Four Hickory, LLC	28.57%	28.57%	28.57%

Our partnership interest in Garden Centura, L.P. in the amount of 5.0% is accounted for under the equity method, because we exercise significant influence over the operations and financial activities. We have guaranteed the notes payable and control the day to day activities. Accordingly, the investment is carried at cost, adjusted for the companies’ proportionate share of earnings or losses. Our investment in Garden Centura, L.P. was accounted for under the equity method until December 28, 2011, when it was sold to a third party

The market values as of the year ended December 31, 2011 and 2010 were not determinable as there were no readily traded markets for these entities.

The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees:

	For the Twelve Months ended December 31,
	2011	2010	2009
	(dollars in thousands)
Other Investees
Real estate, net of accumulated depreciation	$115,644	$120,544	$125,510
Notes Receivable	5,665	4,951	3,927
Other assets	42,953	42,997	43,595
Notes payable	(86,144)	(90,227)	(92,494)
Other liabilities	(16,905)	(14,578)	(11,911)
Shareholders equity/partners capital	(61,210)	(63,687)	(68,627)

Revenue	$56,226	$54,222	$52,571
Depreciation	(6,474)	(6,356)	(6,511)
Operating expenses	(47,510)	(45,209)	(39,944)
Interest expense	(5,047)	(6,286)	(6,341)

Income from continuing operations	$(2,805)	$(3,629)	$(225)
Income from discontinued operations	—	—	—

Net income	$(2,805)	$(3,629)	$(225)

Companys proportionate share of loss	$(335)	$(206)	$(39)

NOTE 6.	NOTES AND INTEREST PAYABLE

The following table schedules the principal payments on the notes payable for the following five years and thereafter (dollars in thousands):

Year	Amount
2012	$224,480
2013	108,861
2014	67,359
2015	6,149
2016	6,746
Thereafter	510,268

$923,863

Interest payable at December 31, 2011 was $17.0 million. Interest accrues at rates ranging from 2.0% to 12.5% per annum, and mature between 2012 and 2051. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $1.0 billion. Of the total notes payable, the senior debt is $892.2 million, junior debt is 14.9 million, and other debt is $16.8 million. Included in other debt are property tax loans of $1.5 million.

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

ARL has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the fair value of marketable equity securities. ARL also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI and ARL’s trading portfolio securities and bear interest rates ranging from 4% to 10% per annum. Margin borrowings were $26.9 million at December 31, 2011 and $23.1 million at December 31, 2010, representing 2.91% and 1.87%, respectively, of the market values of the equity securities at those dates.

NOTE 8.	RELATED PARTY TRANSACTIONS AND FEES

The Advisory Agreement provides for Pillar or an affiliate of Pillar to receive fees and cost reimbursements as defined in Part III, Item 10. “Directors, Executive Officers and Corporate Governance—The Advisor”. Cost reimbursements are allocated based on the relative market values of the Company’s assets. The Company and Prime entered into an Advisory Agreement and Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective April 30, 2011, the Advisory Agreement and Cash Management Agreement with Prime was terminated. TCI engaged Pillar as Advisor and Cash Manager under similar terms as under the Prime agreements. The fees paid to our advisor and cost reimbursements are detailed below (dollars in thousands):

	2011	2010	2009
Fees:
Advisory fee	$13,224	$15,770	$15,683
Construction supervision	2,429	1,761	941
Net income fee	54	99	115
Property acquisition and sales	—	31	41
Mortgage brokerage and equity refinancing	812	1,667	674

	$16,519	$19,328	$17,454

Cost reimbursements	$4,246	$4,882	$5,405

Rent revenue	$868	$2,595	$2,901

Interest paid/(received)	$272	$1,471	$208

Cost reimbursements incurred by Prime and Pillar related to TCI and ARI are allocated based on the relative market values of each company’s assets.

Fees paid to Triad, Regis I, Regis and related parties:

	2011	2010	2009
Fees:
Property acquisition	$—	$106	$136
Real estate brokerage	—	1,497	1,536
Property and construction management and leasing commissions	1,791	2,896	3,003

	$1,791	$4,499	$4,675

Rents received from Prime, Pillar and affiliates for ARL-owned properties in 2011, 2010, and 2009 include Addison Hanger, Browning Place, Eagle Crest, Folsom, GNB, One Hickory, Senlac, Thermalloy, and Two Hickory.

As of December 31, 2011, ARL has notes and interest receivable of $105.0 million due from related parties. See discussion in Part 2, Item 8. “Note 3. Notes and Interest Receivable.”

The following table reconciles the beginning and ending balances of affiliated accounts as of December 31, 2011 (dollars in thousands):

	Pillar	Prime	Total
Balance, December 31, 2010	$—	$(12,219)	$(12,219)
Cash transfers	(1,366)	2,265	899
Advisory fees	(8,398)	(4,826)	(13,224)
Net income fee	(54)	—	(54)
Cost reimbursements	(1,987)	(2,277)	(4,264)
Interest to Advisor	16	(288)	(272)
Construction management fees	(2,429)	—	(2,429)
Fees and commissions to Pillar/Prime	(342)	(470)	(812)
POA fees	(43)	7	(36)
Expenses paid by Advisor	3,659	(2,783)	876
Financing (mortgage payments)	(535)	3,263	2,728
Note receivable with affiliate	3,154	7,516	10,670
Sales/purchase transactions	4,677	888	5,565
Intercompany property transfers	(6,646)	8,924	2,278

Balance, December 31, 2011	$(10,294)	$—	$(10,294)

Below are property sales that involve a related party:

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the existing lender to satisfy the debt secured by the property and partial credit against debt related to another property. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012 when ownership transferred to a third party.

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

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

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

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $4.6 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the June 2, 2011 sale of 3.98 acres of land known as Senlac land located in Farmers Branch, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.5 million. The buyer assumed the existing mortgage of $0.5 million secured by the property. We recorded a gain on sale of $0.1 million when ownership of the property transferred to the existing lender for a credit against the loan balance.

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

On July 5, 2011, we recognized the September 21, 2010 sale of a warehouse and 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $1.2 million.

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

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In the first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 11, 2011, we recognized the March 11, 2011 sale of our 100% investment in ART Hawthorne, Inc. (“ART Hawthorne”) to ABC Land & Development, Inc. ART Hawthorne was the managing general partner in Hawthorn Lakes Associates, Ltd (“Hawthorn”), a partnership that owns the 344,975 square-foot Expo Building called the Denver Merchandise Mart located in Denver, Colorado. In a settlement agreement, ART Hawthorne transferred its managing general partner interest to Woodhaven-Hawthorne, Inc. in exchange for a 1.00% Class B limited partner interest and a release of ART Hawthorn and any ARL related party obligations under the loan guaranty. EQK Holdings, Inc., an ARL subsidiary, still holds a 99.00% limited partner interest in Hawthorn. Due to the release of all guarantees and any future obligations to the Partnership, from the Company, we no longer consolidate the Hawthorn partnership. The release of any obligations and the recognition of the sale of our general partner interest resulted in a gain of $11.9 million on the sale of our investment.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

On October 27, 2011, we recognized the April 1, 2011 sale of our investment in ART Collection, Inc. to One Realco Corporation, related party under common control, for a sales price of $16.8 million. This entity owns 257.52 acres of land known as Pioneer Crossing located in Austin, Texas. The buyer assumed the existing mortgage of $12.0 million secured by the property. A settlement agreement was reached with the existing lender pertaining to the real estate note made by a consolidated subsidiary of the Company. ARL has a liability of $3.0 million owed to the lender. The note accrues interest at prime+2.0% and payments of interest and principal are due monthly based upon a 20-year amortization schedule. The note matures on November 1, 2014, at which time the unpaid balance shall be due and payable. We recognized gain of $3.6 million on the sale.

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 6, 2011, we recognized the December 23, 2010 sale of 257.05 acres of land known as Mercer Crossing land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $28.4 million. The buyer assumed the existing mortgage of $40.5 million secured by the property. We recorded a gain on sale of $14.8 million when ownership of the property transferred to the existing lender.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interests and a 4% limited partnership interest in Garden Centura L.P., which owns a 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2011, 2010, or 2009. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 10.	PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2011, 3,353,954 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

There are 231,750 shares of Series C Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $100.00 per share plus accrued and unpaid dividends. The Series C Preferred Stock bears a quarterly dividend of $2.25 per share through June 30, 2001 and $2.50 per share thereafter, to stockholders of record on the last day of March, June, September and December when and as declared by the Board of Directors. The Series C Preferred Stock is reserved for conversion of the Class A limited partner units of ART Palm, L.P. (“ART Palm”). At December 31, 2010, there were 1,414,205 Class A units outstanding. The Class A units may be exchanged for Series C Preferred Stock at the rate of 100 Class A units for each share of Series C Preferred Stock. On or after December 31, 2006, all outstanding shares of Series C Preferred Stock may be converted into ARL common stock. All conversions of Series C Preferred Stock into ARL common stock will be at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. In January 2006, the company redeemed 1,625,000 Class A limited partner units for $1.6 million in cash. At December 31, 2011, no shares of Series C Preferred Stock were outstanding.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2011, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2011, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2011.

NOTE 11.	STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). The plan was terminated effective December 31, 2005. As of July 1, 2008, all options still outstanding under the plan expired. There are no remaining options outstanding under this plan as of December 31, 2011.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2011, there were 2,000 shares of stock options outstanding which were exercisable at $9.70 per share, 1,000 of which expired on January 31, 2012, and 1,000 of which will expire January 1, 2015, if not exercised.

NOTE 12.	INCOME TAXES

During 2009, ARL’s subsidiary TCI acquired stock of Income Opportunity Realty Investors, Inc. (IOT), such that more than 80% of IOT was owned by TCI. As a result, IOT joined the ARL consolidated group and joined a Tax Sharing and Compensating Agreement with TCI and ARL governing the use of current losses to offset taxable income. There was no deferred tax expense (benefit) recorded for 2011, 2010 or 2009 as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follow

	2011	2010	2009
Computed “expected” income tax (benefit) expense	$(2,556)	$(34,368)	$(24,549)
Book to tax differences in gains on sale of property	2,184	419	(12,767)
Book to tax differences from entities not consolidated for tax purposes	(3,228)	(3,638)	9,786
Book to tax differences of depreciation and amortization	1,556	1,871	1,607
Valuation allowance against current net operating loss benefit	9,283	51,685	12,749
Other book to tax differences	(7,239)	(15,969)	13,174

	$—	$—	$—

Alternative Minimum Tax	$—	$—	$—

The tax effect of temporary differences that give rise to the deferred tax asset are as follows:

	2011	2010	2009
Net operating losses and tax credits	$68,968	$82,398	$75,043

Basis difference of
Real estate holdings and equipment	(2,500)	(54,602)	(50,020)
Notes receivable	5,314	10,329	9,550
Investments	(14,660)	(14,462)	(14,544)
Notes payable	25,299	56,208	56,410
Deferred gains	28,181	41,312	34,553

Total	$110,602	$121,183	$110,992
Deferred tax valuation allowance	(110,602)	(121,183)	(110,992)

Net deferred tax asset	$—	$—	$—

At December 31, 2011, 2010 and 2009 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $64.3 million expiring through the year 2030.

NOTE 13.	FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases, thereon, expire at various dates through 2024. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2011 (dollars in thousands):

2012	$22,364
2013	15,321
2014	11,108
2015	7,555
2016	5,612
Thereafter	7,345

$69,305

NOTE 14.	OPERATING SEGMENTS

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships, and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests, foreign currency transaction loss and net loss from discontinued operations before gains on sale of real estate. There are no intersegment revenues and expenses and ARL conducted all of its business within the United States.

Presented below is the operating income of each operating segment and each segment’s assets for 2011, 2010 and 2009 (dollars in thousands):

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the year ended December 31, 2011
Operating revenue	$36,246	$79,223	$2,129	$628	$131	$118,357
Operating expenses	22,550	40,437	1,726	2,122	368	67,203
Depreciation and amortization	5,770	14,726	61	—	(177)	20,380
Mortgage and loan interest	11,527	30,379	248	11,442	7,117	60,713
Interest income	—	—	—	—	10,948	10,948
Gain on land sales	—	—	—	34,247	—	34,247

Segment operating income (loss)	$(3,601)	$(6,319)	$94	$21,311	$3,771	$15,256

Capital expenditures	3,072	724	—	137	—	3,933
Assets	185,111	585,642	207	252,526	8,700	1,032,186

Property Sales
Sales price	$106,653	$28,690	$29,844	$249,495	$—	$414,682
Cost of sale	96,837	14,466	26,245	223,331	—	360,879
Deferred current gain	(1,652)	—	—	—	—	(1,652)
Recognized prior deferred gain	17,448	10,168	—	8,083	—	35,699

Gain on sale	$28,916	$24,392	$3,599	$34,247	$—	$91,154

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the year ended December 31, 2010
Operating revenue	$42,185	$71,165	$2,051	$621	$101	$116,123
Operating expenses	23,556	38,247	1,532	3,498	8	66,841
Depreciation and amortization	8,274	14,167	75	—	(411)	22,105
Mortgage and loan interest	11,853	31,152	247	14,247	8,730	66,229
Interest income	—	—	—	—	8,425	8,425
Loss on land sales	—	—	—	(10,103)	—	(10,103)

Segment operating income (loss)	$(1,498)	$(12,401)	$197	$(27,227)	$199	$(40,730)

Capital expenditures	519	724	—	(1,180)	—	63
Assets	194,274	559,316	268	430,781	(19,079)	1,165,560

Property Sales
Sales price	$6,470	$195,984	$—	$28,357	$—	$230,811
Cost of sale	8,376	151,735	—	43,400	—	203,511
Deferred current gain	—	29,194	—	3	—	29,197
Recognized prior deferred gain	—	6,157	—	4,943	—	11,100

Gain on sale	$(1,906)	$21,212	$—	$(10,103)	$—	$9,203

	Commercial Properties	Apartments	Hotels	Land	Other	Total
For the year ended December 31, 2009
Operating revenue	$44,109	$68,147	$2,001	$1,612	$(2,551)	$113,318
Operating expenses	23,681	39,180	1,526	(114)	215	64,488
Depreciation and amortization	8,531	12,437	96	(185)	(1,277)	19,602
Mortgage and loan interest	11,534	27,810	259	18,834	7,320	65,757
Interest income	—	—	—	—	9,701	9,701
Gain on land sales	—	—	—	11,605	—	11,605

Segment operating income (loss)	$363	$(11,280)	$120	$(5,318)	$892	$(15,223)

Capital expenditures	597	338	—	602	—	1,537
Assets	201,814	529,911	340	533,812	(23,368)	1,242,509

Property Sales
Sales price	$8,000	$30,640	$—	$43,524	$—	$82,164
Cost of sale	2,871	19,019	—	35,317	—	57,207
Deferred current gain	1,955	5,221	—	—	—	7,176
Recognized prior deferred gain	532	—	—	3,398	—	3,930

Gain on sale	$3,706	$6,400	$—	$11,605	$—	$21,711

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	2011	2010	2009
Segment operating income (loss)	$15,256	$(40,730)	$(15,223)
Other non-segment items of income (expense)
General and administrative	(13,719)	(12,212)	(14,254)
Advisory fees	(13,225)	(15,770)	(15,683)
Litigation settlement	—	—	(1,056)
Provision on impairment of notes receivable and real estate assets	(49,146)	(51,588)	(44,578)
Other income (expense)	2,393	8,788	3,550
Gain on sale of investments	91	673	—
Gain on foreign currency transactions	—	222	292
Equity in earnings of investees	79	(200)	35
Deferred tax benefit	18,040	2,030	1,490

Loss from continuing operations	$(40,231)	$(108,787)	$(85,427)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	2011	2010	2009
Segment assets	$1,032,186	$1,165,560	$1,242,509
Investments in real estate partnerships	10,746	12,491	13,149
Other assets and receivables	177,524	361,967	538,667
Assets held for sale	15,015	17,257	17,605

Total assets	$1,235,471	$1,557,275	$1,811,930

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2011, 2010 and 2009. Income from discontinued operations relates to 21, 31, and 40 properties that were sold or repositioned in 2011, 2010 and 2009, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Revenue
Rental	$25,209	$52,622	$75,171
Property operations	17,632	35,403	45,241

	7,577	17,219	29,930
Expenses
Other income	49	3,697	705
Interest	(6,676)	(17,657)	(23,970)
General and administrative	(1,556)	(482)	(432)
Litigation settlement	—	(5)	(407)
Depreciation	(3,876)	(8,367)	(11,674)
Provision for asset impairment	(881)	(9,723)	—

	(12,940)	(32,537)	(35,778)

Net income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	(5,363)	(15,318)	(5,848)
Gain on sale of discontinued operations	56,907	19,306	10,106

Income from discontinued operations before tax	51,544	3,988	4,258
Tax expense	(18,040)	(1,396)	(1,490)

Income from discontinued operations	$33,504	$2,592	$2,768

The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2011, 2010 and 2009 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 16.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2011, 2010, and 2009. Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Total operating revenues	$28,813	$30,967	$31,043	$27,534
Total operating expenses	33,798	41,136	29,651	59,088

Operating (loss) income	(4,985)	(10,169)	1,392	(31,554)
Other income (expense)	(13,130)	(14,132)	(13,077)	(6,863)

Income (loss) before gain on land sales, non-contolling interest, and taxes	(18,115)	(24,301)	(11,685)	(38,417)
Gain on land sales	5,344	10,791	5,391	12,721
Income tax benefit (expense)	489	2,915	2,851	11,785

Net income (loss) from continuing operations	(12,282)	(10,595)	(3,443)	(13,911)

Net income (loss) from discontinuing operations, net of non-controlling interest	909	5,410	5,298	21,887

Net income (loss)	(11,373)	(5,185)	1,855	7,976
Less: net income (loss) attributable to non-controlling interest	2,170	7,175	4,830	(7,158)
Preferred dividend requirement	(617)	(613)	(613)	(613)

Net income (loss) applicable to common shares	$(9,820)	$1,377	$6,072	$205

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(0.93)	$(0.35)	$0.07	$(1.88)
Discontinued operations	0.08	0.47	0.46	1.90

Net income (loss) applicable to common shares	$(0.85)	$0.12	$0.53	$0.02

Weighted average common shares used in computing earnings per share	11,493,115	11,525,389	11,525,389	11,525,389

Earnings per share—diluted
Income (loss) from continuing operations	$(0.93)	$(0.35)	$0.04	$(1.88)
Discontinued operations	0.08	0.47	0.25	1.90

Net income (loss) applicable to common shares	$(0.85)	$0.12	$0.29	$0.02

Weighted average common shares used in computing diluted earnings per share	11,493,115	11,525,389	21,377,962	11,525,389

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$32,791	$31,519	$31,543	$20,270
Total operating expenses	31,608	32,369	31,131	73,408

Operating (loss) income	1,183	(850)	412	(53,138)
Other income (expense)	(14,928)	(15,475)	(14,566)	(3,352)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(13,745)	(16,325)	(14,154)	(56,490)
Gain on land sales	6	(4,121)	(72)	(5,916)
Income tax benefit (expense)	634	1,104	950	(658)

Net income (loss) from continuing operations	(13,105)	(19,342)	(13,276)	(63,064)

Net income (loss) from discontinuing operations, net of non-controlling interest	(383)	2,050	2,123	(1,198)

Net income (loss)	(13,488)	(17,292)	(11,153)	(64,262)
Less: net income (loss) attributable to non-controlling interest	1,577	3,543	2,140	4,188
Preferred dividend requirement	(622)	(622)	(622)	(622)

Net income (loss) applicable to common shares	$(12,533)	$(14,371)	$(9,635)	$(60,696)

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(1.06)	$(1.43)	$(1.02)	$(5.24)
Discontinued operations	(0.03)	0.18	0.18	(0.11)

Net income (loss) applicable to common shares	$(1.09)	$(1.25)	$(0.84)	$(5.35)

Weighted average common shares used in computing earnings per share	11,514,038	11,510,322	11,485,444	11,344,153

Earnings per share—diluted
Income (loss) from continuing operations	$(1.06)	$(1.43)	$(1.02)	$(5.24)
Discontinued operations	(0.03)	0.18	0.18	(0.11)

Net income (loss) applicable to common shares	$(1.09)	$(1.25)	$(0.84)	$(5.35)

Weighted average common shares used in computing diluted earnings per share	11,514,038	11,510,322	11,485,444	11,344,153

	Three Months Ended 2009
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2009
Total operating revenues	$29,154	$29,208	$28,660	$26,296
Total operating expenses	27,977	57,235	29,277	44,116

Operating (loss) income	1,177	(28,027)	(617)	(17,820)
Other income (expense)	(11,047)	(16,388)	(14,418)	(11,382)

Income (loss) before gain on land sales, non-controlling interest, and taxes	(9,870)	(44,415)	(15,035)	(29,202)
Gain on land sales	168	8,040	3,397	—
Income tax benefit (expense)	365	828	451	(154)

Net income (loss) from continuing operations	(9,337)	(35,547)	(11,187)	(29,356)

Net income (loss) from discontinuing operations, net of non-controlling interest	680	(1,095)	7,080	(3,897)

Net income (loss)	(8,657)	(36,642)	(4,107)	(33,253)
Less: net income (loss) attributable to non-controlling interest	1,685	5,337	1,526	3,970
Preferred dividend requirement	(622)	(622)	(622)	(622)

Net income (loss) applicable to common shares	$(7,594)	$(31,927)	$(3,203)	$(29,905)

PER SHARE DATA
Earnings per share—basic
Income (loss) from continuing operations	$(0.72)	$(2.68)	$(0.89)	$(2.26)
Discontinued operations	0.06	(0.10)	0.61	(0.33)

Net income (loss) applicable to common shares	$(0.66)	$(2.78)	$(0.28)	$(2.59)

Weighted average common shares used in computing earnings per share	11,514,038	11,514,038	11,514,038	11,514,038

Earnings per share—diluted
Income (loss) from continuing operations	$(0.72)	$(2.68)	$(0.89)	$(2.26)
Discontinued operations	0.06	(0.10)	0.61	(0.33)

Net income (loss) applicable to common shares	$(0.66)	$(2.78)	$(0.28)	$(2.59)

Weighted average common shares used in computing diluted earnings per share	11,514,038	11,514,038	11,514,038	11,514,038

NOTE 17.    COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

In conjunction with its sale of Four Hickory in November 2007, the Company agreed to fund amounts to satisfy its commitment to compensate LK-Four Hickory, LLC for move-in discounts and other concessions to existing tenants at the time of sale. The Company also has various agreements with LK-Four Hickory, LLC related to the funding of projection shortfalls, which, to date, they have not had to provide any additional funding. In addition, related parties of the Company have active lease agreements with LK-Four Hickory, LLC and the Company has since guaranteed amounts related to certain of these leases.

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC, which has a current outstanding balance of $24.7 million.

The Company’s investment in LK-Four Hickory, LLC at December 31, 2011 is completely reserved and the Company has additional reserves for estimated potential amounts it could be looked to if various related parties are not able to meet their obligations to LK Four Hickory, LLC. The Company will continue to evaluate these potential estimates and also the likelihood of having to fund any of these and adjust their reserves accordingly.

Liquidity.    Management believes that ARL will generate excess cash flow from property operations in 2012, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts.    ARL is the limited partner in various partnerships related to the construction of residential properties. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements.

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

Litigation.    A lawsuit against the Company has been settled with regard to certain guaranties pertaining to a $12 million real estate note made by a consolidated subsidiary of the Company. The note is secured by certain real estate owned by the subsidiary that was sold to a related party in 2011.

American Realty Trust, Inc (“ART”) and its subsidiary ART Midwest, Inc have been embroiled in a lawsuit with a Mr. David Clapper and companies related to Mr. Clapper (“The Clapper Entities”) since 1999. The origins of the matter began in 1998 in a transaction whereby ART Midwest was to acquire eight apartments from the Clapper Entities. Through the years there have been ruling both for and against ART in this matter however in October 2011 a final ruling was issued whereby the Clapper Entities were awarded approximately $74 million including $26 million in damages and $48 million in interest. This ruling was against ART and its subsidiary ART Midwest and not the Company or any other subsidiary of the Company.

ART believes there were serious errors in the judge’s ruling and has filed an appeal of the judge’s ruling. ART further believes that should the Clapper Entities ultimately prevail that it has claims against a third party who was involved in this matter. These claims cannot be pursued until the main case with the Clapper Group is ultimately resolved.

Should the Clapper Group ultimately prevail the only defendants in this matter are ART and ART Midwest, Inc. whose total assets and net worth as of December 31, 2011 was approximately $10 million. Neither the Company nor any of its subsidiaries other than ART have guaranteed or indemnified either ART or ART Midwest, Inc.

As of December 31, 2011 the Company reserved $10 million which represents 100% of both the asset and book value of ART. In January 2012, the Company sold ART and its subsidiaries for a $10 million note. The note will be fully reserved by the Company and valued at zero. Subsequent to the sale ART filed for Chapter Eleven bankruptcy protection.

ARL, through a subsidiary, is developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany. At the current time over 50 lots in Phase One, of an initial 180, have been sold and are in various stages of construction. There have been disputes with our local partner related to his mismanagement of the project which resulted in our replacing him as the managing partner and led to filing for bankruptcy protection in Germany to completely remove him from the project. We believe that the value of the land and development in process will satisfy the existing creditors and return our investment. We are working on a plan for the bankruptcy court and expect to continue our involvement in the development of this project.

ARL is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARL’s financial condition, results of operations or liquidity.

NOTE 18.    EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive. The majority of the stock options issued expired July 1, 2008. As of December 31, 2011, we have 2,000 shares of stock options outstanding. Of the remaining stock options, 1,000 expired on January 31, 2012, and 1,000 will expire January 1, 2015, if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of December 31, 2011, the preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 19.    SUBSEQUENT EVENTS

On January 1, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and $1.0 million in closing costs. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On January 3, 2012, Denton Coonrod, 82.20 acres of land located in Denton, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

On February 1, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and $0.8 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 1, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Farmers Branch, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and $1.1 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 1, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and $0.8 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 3, 2012, 22.92 acres of land known as Andrew B land, located in Denton, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

On February 23, 2012, we sold a 220–unit apartment complex known as Wildflower Villas located in Temple, Texas for a sales price of $19.6 million. The buyer assumed the existing debt of $13.7 million secured by the property.

On March 6, 2012, 7.39 acres of land known as DeSoto Ranch land, located in DeSoto, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the loan balance. The sale that was deferred will be recognized in the first quarter of 2012, when ownership transferred to a third party.

Schedule III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$907	$378	$2,683	$—	$313	$691	$2,683	$3,373	$397	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,580	439	9,979	—	201	439	10,180	10,619	2,263	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,885	287	4,451	—	—	287	4,451	4,738	455	2004	01/04	40 years
Blue Ridge, Midland, TX	23,275	2,259	22,298	—	—	2,259	22,298	24,557	358	2011	02/10	40 years
Breakwater Bay, Beaumont, TX	9,237	740	10,435	—	—	740	10,435	11,175	1,798	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	4,886	762	6,856	—	—	762	6,856	7,618	691	2007	04/08	40 years
Capitol Hill, Little Rock, AR	8,876	1,860	7,948	—	—	1,860	7,948	9,807	1,492	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,628	186	5,733	—	757	902	5,774	6,676	990	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,405	921	12,644	—	231	921	12,875	13,796	2,246	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	610	51	1,521	—	225	277	1,521	1,798	260	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	638	83	2,115	—	356	439	2,115	2,554	313	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	16,063	1,349	16,783	—	11	1,349	16,794	18,143	3,275	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,350	761	18,492	—	24	761	18,516	19,277	1,312	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,424	1,318	14,039	—	327	1,318	14,365	15,684	3,421	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,892	1,326	12,015	—	—	1,326	12,015	13,341	2,103	2003	03/03	40 years
Huntington Ridge, DeSoto, TX	14,651	1,693	15,927	—	40	1,693	15,967	17,660	1,326	2007	10/04	40 years
Laguna Vista, Dallas, TX	16,999	288	20,743	—	497	370	21,158	21,528	2,727	2006	12/04	40 years
Lake Forest, Houston, TX	12,112	335	12,267	—	1,435	335	13,702	14,037	2,169	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,418	1,318	17,215	—	697	1,318	17,912	19,230	2,006	2006	07/05	40 years
Lodge at Pecan Creek, Denton, TX	15,605	1,349	15,066	—	—	1,349	15,066	16,415	29	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,920	977	17,799	—	—	977	17,799	18,775	1,223	2009	09/05	40 years
Mariposa Villas, Dallas, TX	12,301	721	12,825	—	—	721	12,825	13,547	1,997	2002	01/02	40 years
Mission Oaks, San Antonio, TX	14,950	1,266	16,627	—	212	1,266	16,839	18,105	1,948	2005	05/05	40 years
Monticello Estate, Monticello, AR	502	36	1,493	—	263	285	1,508	1,793	236	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,655	1,301	14,525	—	—	1,301	14,525	15,826	851	2009	10/07	40 years

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments-(Continued)
Paramount Terrace, Amarillo, TX	2,841	312	2,805	—	—	312	2,805	3,117	974	1983	05/00	40 years
Park at Clarksville, Clarksville, TN	13,080	571	14,390	—	102	571	14,492	15,063	1,179	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,517	1,022	19,818	—	—	1,022	19,818	20,840	485	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,074	1,048	17,688	—	617	1,048	18,305	19,353	2,235	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,579	947	12,226	—	486	947	12,713	13,660	1,631	2006	05/05	40 years
Parc at Rogers, Rogers, AR	17,370	1,482	22,993	(3,180)	266	1,749	19,813	21,562	1,921	2007	04/04	40 years
Pecan Pointe, Temple, TX	16,417	1,744	16,876	—	144	1,744	17,020	18,764	1,498	2007	10/06	40 years
Portofino, Farmers Branch, TX	19,865	1,729	23,037	—	13	1,729	23,050	24,779	1,916	2007	09/06	40 years
Preserve at Pecan Creek, Denton, TX	14,772	885	16,626	—	17	902	16,626	17,528	1,378	2008	10/05	40 years
River Oaks, Wylie, TX	9,743	590	11,674	—	148	590	11,822	12,412	2,604	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	324	23	1,537	—	175	198	1,537	1,736	270	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,237	52	4,007	—	363	297	4,126	4,423	962	2003	01/06	40 years
Savoy of Garland, Garland, TX	10,183	760	11,524	—	147	760	11,671	12,431	657	2009	10/06	40 years
Sonoma Court, Rockwall, TX	10,578	941	10,368	—	—	941	10,368	11,309	92	2011	07/10	40 years
Stonebridge at City Park, Houston, TX	14,515	1,545	14,786	—	97	1,545	14,883	16,428	2,562	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,834	1,882	13,272	—	135	1,882	13,407	15,289	758	2009	08/08	40 years
Toulon, Gautier, MS	20,078	1,621	19,074	—	—	1,993	18,702	20,695	226	2011	09/09	40 years
Treehouse, Irving, TX	5,040	297	2,672	—	—	297	2,672	2,969	526	1974	05/04	40 years
Verandas at City View, Fort Worth, TX	18,384	1,792	18,375	—	1,267	1,792	19,641	21,433	3,892	2003	09/01	40 years
Vistas of Pinnacle Park, Dallas, TX	18,907	1,750	19,808	—	111	1,750	19,920	21,670	3,701	2002	10/02	40 years
Vistas of Vance Jackson, San Antonio, TX	15,955	1,265	16,540	—	189	1,327	16,666	17,993	2,627	2004	01/04	40 years

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Apartments-(Continued)
Whispering Pines, Topeka, KS	9,335	244	6,160	—	—	244	6,160	6,404	4,834	1974	04/11	40 years
Windsong, Fort Worth, TX	10,649	790	11,526	—	—	790	11,526	12,316	2,261	2002	07/03	40 years

	$554,046	$45,296	$600,261	$(3,180)	$9,866	$48,376	$603,875	$652,246	$75,075
Commercial
225 Baronne, New Orleans, LA	$—	$1,065	$492	$—	$7,355	$1,065	$7,848	$8,913	$7,431	1960	03/98	40 years
305 Baronne, New Orleans, LA	5,093	211	1,953	—	452	211	2,405	2,616	362	1902	08/06	40 years
600 Las Colinas, Las Colinas, TX	34,142	5,751	51,759	—	5,913	5,751	57,672	63,423	11,479	1984	08/05	40 years
1010 Common, New Orleans, LA	14,171	2,718	11,079	—	22,613	2,718	33,692	36,410	25,952	1971	03/98	40 years
Amoco Building, New Orleans, LA	18,750	1,130	3,078	—	6,602	1,130	9,680	10,810	7,584	1974	07/97	40 years
Bridgeview Plaza, LaCrosse, WI	6,244	—	—	—	326	—	326	326	195	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	31,704	5,096	45,868	—	8,066	5,096	53,933	59,029	9,498	1984	04/05	40 years
Clark Garage, New Orleans, LA	—	1,033	9,293	(3,300)	26	1,033	6,019	7,052	1,042	—	08/06	40 years
Cross County Mall, Matoon, IL	8,849	608	4,891	—	7,795	1,394	11,901	13,295	11,775	1971	08/79	40 years
Dunes Plaza, Michigan City, IN	3,599	1,215	4,714	(1,851)	1,541	1,401	4,217	5,618	3,222	1978	03/92	40 years
Ergon Office Building, Jackson, MS	1,878	201	1,914	(1,963)	—	152	—	152	152	—	11/08	40 years
Fruitland Plaza, Fruitland Park, FL	—	17	—	—	16	17	16	33	16	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	662	622	—	—	142	622	142	764	90	—	08/05	40 years
Sesame Square, Anchorage, AK	1,055	562	1,538	—	—	562	1,538	2,101	1,419	1981	12/81	40 years
Stanford Center, Dallas, TX	23,612	3,878	34,862	—	258	3,878	35,120	38,998	3,182	—	06/08	40 years

	$149,759	$24,107	$171,441	$(7,114)	$61,105	$25,030	$224,509	$249,539	$83,399

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Land
1013 Common St, New Orleans, LA	$—	$530	$—	$—	$159	$690	$—	$690	$—	—	08/98	—
Audubon, Adams County, MS	—	519	—	—	297	815	—	815	—	—	—	—
Backlick Land, Springfield, VA	—	74	—	—	—	74	—	74	—	—	10/07	—
Copperridge, Dallas, TX	2,504	6,392	—	(4,547)	1,705	3,550	—	3,550	—	—	01/08	—
Denham Springs, Denham Springs, LA	198	339	—	—	—	339	—	339	—	—	08/08	—
Elm Fork Land, Denton County, TX	1,975	2,963	—	—	—	2,963	—	2,963	—	—	03/01	—
Folsom Land, Dallas, TX	95	3,341	—	—	—	3,341	—	3,341	—	—	06/06	—
Gautier Land, Gautier, MS	732	2,526	—	—	128	2,654	—	2,654	—	—	07/98	—
GNB Land, Farmers Branch, TX	11,182	4,385	—	—	32	4,418	—	4,418	—	—	07/06	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,597	3,131	—	—	397	3,529	—	3,529	—	—	03/08	—
Hunter Equities Land, Dallas, TX	—	398	—	—	—	398	—	398	—	—	07/08	—
Jackson Capital City Center, Jackson, MS	4,751	8,986	—	(1,310)	4,824	12,500	—	12,500	—	—	11/08	—
Kinwest Manor, Irving, TX	1,020	1,819	—	(1,517)	1,825	2,128	—	2,128	—	—	10/06	—
Lacy Longhorn Land, Farmers Branch, TX	1,764	1,304	—	—	—	1,304	—	1,304	—	—	06/04	—
LaDue Land, Farmers Branch, TX	562	1,810	—	—	—	1,810	—	1,810	—	—	07/98	—
Lake Shore Villas, Humble, TX	—	81	—	—	3	84	—	84	—	—	03/02	—
Lubbock Land, Lubbock, TX	20	234	—	—	—	234	—	234	—	—	01/04	—
Luna (Carr), Farmers Branch, TX	392	589	—	—	—	589	—	589	—	—	07/05	—
Manhattan Land, Farmers Branch, TX	80	4,838	—	—	53	4,891	—	4,891	—	—	02/00	—
Marine Creek, Ft. Worth, TX	1,699	2,923	—	(1,500)	243	1,666		1,666	—	—	06/02	—
McKinney 36, Collin County, TX	3,898	1,769	—	—	—	1,769	—	1,769	—	—	01/98	—
McKinney Ranch Land, McKinney, TX	14,256	21,402	—	(3,418)	744	18,729	—	18,729	—	—	12/05	—
Meloy/Portage Land, Kent OH	2,212	5,119	—	—	—	5,119	—	5,119	—	—	02/04	—
Mira Lago, Farmers Branch, TX	—	53		—	15	68		68	—	—	05/01	—
Nakash, Malden, MO	—	103	—	—	—	103	—	103	—	—	01/93	—
Nicholson Croslin, Dallas, TX	118	63	—	—	—	63	—	63	—	—	10/98	—

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Land (Continued)
Nicholson Mendoza, Dallas, TX	50	27	—	—	—	27	—	27	—	—	10/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	—	390	1,808	—	1,808	—	—	10/07	—
Port Olpenitz, GmbH, Kappelin, Germany	655	—	—	—	32,067	32,067	—	32,067	—	—	12/06	—
Southwood Plantation 1394, Tallahassee, FL	600	1,209	—	—	119	1,329	—	1,329	—	—	02/06	—
Texas Plaza Land, Irving, TX	409	1,738	—	—	—	1,738	—	1,738	—	—	12/06	—
Travelers Land (178 acres), Farmers Branch, TX	26,543	24,511	—	—	—	24,511	—	24,511	—	—	11/06	—
Travelers Land (15 acres), Farmers Branch, TX	2,456	1,913	—	—	—	1,913	—	1,913	—	—	11/06	—
Travis Ranch Land, Kaufman County, TX	751	1,030	—	—	—	1,030	—	1,030	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	950	—	—	—	950	—	950	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03/04	—
US Virgin Islands—Pearl, US Virgin Islands	3,318	14,031	—	—	2,360	16,391	—	16,391	—	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	358	496	—	—	—	496	—	496	—	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	624	780	—	—	—	780	—	780	—	—	12/05	—
Waco 151 Land, Waco, TX	1,257	2,106	—	—	—	2,106	—	2,106	—	—	04/07	—
Waco Swanson, Waco, TX	1,525	2,725	—	—	—	2,725	—	2,725	—	—	08/06	—
Walker Land (82.6 acres), Dallas County, TX	8,069	12,613	—	—	—	12,613	—	12,613	—	—	09/06	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01/95	—

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Held for Investment—(Continued)
Land (Continued)
Windmill Farms I, Kaufman County, TX	30,700	50,428	—	(21,009)	14,323	43,742	—	43,742	—	—	11/06	—

	$128,370	$191,933	$—	$(33,301)	$59,684	$218,321	$—	$218,321	$—
Corporate Departments/Investments/Misc.
TCI—Corporate	$11,416	$—	$—	$—	$—	$—	$—	$—	$—	—	—	—
ARI—Corporate	27,484	—	—	—	16	16	—	16	16	—	—	—

	$38,900	$—	$—	$—	$16	$16	$—	$16	$16
Total Properties Held for Investment	$871,075	$261,336	$771,702	$(43,595)	$ 130,671	$291,743	$828,384	$1,120,122	$158,490
Properties Held for Sale
Apartments
Wildflower Villas, Temple, TX	$13,781	1,119	$15,526	$—	$122	1,119	$15,648	$16,767	$1,752	2004	03/04	40 years

	$13,781	$1,119	$15,526	$—	$122	$1,119	$15,648	$16,767	$1,752
Total Properties Held for Sale	$13,781	$1,119	$15,526	$(703)	$122	$1,119	$15,648	$16,767	$1,752
Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	$11,129	1,406	$12,650	$(1,998)	$—	1,406	$10,652	$12,058	$1,160	2000	04/08	40 years

	$11,129	$1,406	$12,650	$(1,998)	$—	$1,406	$10,652	$12,058	$1,160
Commercial
Eton Square, Tulsa, OK	$9,212	1,346	$12,064	$—	$4,246	1,346	$16,310	$17,656	$5,705	1985	09/99	40 years
Thermalloy, Farmers Branch, TX	127	791	1,061	—	—	791	1,061	1,852	95	—	05/08	40 years

	$9,339	$2,137	$13,125	$—	$4,246	$2,137	$17,371	$19,508	$5,800
Hotels
Inn at the Mart (Comfort Inn), Denver CO	$2,974	$—	$245	$—	$2,792	$—	$3,037	3,037	$2,830	1974	06/94	40 years

	$2,974	$—	$245	$—	$2,792	$—	$3,037	$3,037	$2,830

Schedule III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

	Encumbrances	Initial Cost			Cost Capitalized Subsequent to Acquisition	Gross Amounts of Which Carried at End of Year			Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
Property/Location		Land	Building & Improvements	Asset Impairment	Improvements	Land	Building & Improvements	Total
	(dollars in thousands)
Properties Subject to Sales Contract—(Continued)
Land
Dedeaux, Gulfport, MS	$1,520	$1,612	$—	$—	$46	$1,658	$—	$1,658	$—	—	10/06	—
Denton (Andrew B), Denton, TX	451	895	—	—	8	903	—	903	—	—	12/05	—
Denton (Andrew C), Denton, TX	93	318	—	—	—	318	—	318	—	—	12/05	—
Denton Coonrod, Denton, TX	755	1,848	—	(703)	—	1,145	—	1,145	—	—	07/09	—
Desoto Ranch, DeSoto, TX	459	898	—	—	27	925	—	925	—	—	10/04	—
Dominion Tract, Dallas, TX	1,221	2,036	—	—	—	2,036	—	2,036	—	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	2,124	3,237	—	—	135	3,371	—	3,371	—	—	06/02	—
LCLLP (Kinwest/Hackberry), Irving, TX	—	196	—		—	196	—	196	—	—	12/04	—
Luna Ventures, Farmers Branch TX	1,028	2,934	—	—	—	2,934	—	2,934	—	—	04/08	—
Mansfield Land, Mansfield, TX	848	543	—	—	3	546	—	546	—	—	09/05	—
Pioneer Crossing Tract II (38.54 acres), Austin, TX	1,144	614	—	(72)	952	1,494	—	1,494	—	—	03/06	—
Senlac Land, Farmers Branch, TX	303	656	—	—	—	656	—	656	—	—	08/05	—
Sheffield Village, Grand Prairie, TX	872	1,643	—	—	428	2,071	—	2,071	—	—	09/03	—
Stanley Tools, Farmers Branch, TX	1,324	4,987	—	—	—	4,987	—	4,987	—	—	02/04	—
Whorton Land, Bentonville, AR	3,423	4,291	—	(2,367)	6	1,930	—	1,930	—	—	06/05	—

	$15,565	$26,708	$—	$(3,142)	$1,605	$25,170	$—	$25,170	$—
Total Properties Subject to Sales Contract	$39,007	$30,250	$26,020	$(5,140)	$8,643	$28,713	$31,060	$59,773	$9,790

TOTAL: Real Estate	$923,863	$292,706	$813,248	$(49,438)	$139,436	$321,575	$875,092	$1,196,662	$170,032

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31,

	2011	2010	2009
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,541,774	$1,792,562	$1,800,183
Additions
Acquisitions, improvements and construction	56,505	74,796	104,940
Deductions
Sale of real estate	(411,593)	(268,616)	(67,584)
Asset impairments	9,976	(56,968)	(44,977)

Balance at December 31,	$1,196,662	$1,541,774	$1,792,562

Reconciliation of Accumulated Depreciation
Balance at January 1,	$209,189	$211,041	$186,781
Additions
Depreciation	11,990	26,370	32,454
Deductions
Sale of real estate	(51,147)	(28,222)	(8,194)

Balance at December 31,	$170,032	$209,189	$211,041

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

JUNIOR MORTGAGE LOANS					—
Dallas Fund XVII	9.00	10/09	Principle and interest due at maturity.	$—	$1,432	$1,432	$—
Secured by an assignment of partnership interests and litigation proceeds

OTHER
2410 Partnership	10.00%	09/17	Interest only paid quarterly.	—	145	145	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

ABC Land & Development	6.00%	10/15	Principal and Interest due at maturity.		5,779	272	—
Secured by Marina Landing (256 Unit Apartment Complex)

Christine Tunney	10.00%	09/17	Interest only paid quarterly.	—	48	48	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Compton Partners	10.00%	09/17	Interest only paid quarterly.	—	289	289	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

David Monier	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Earl Samson	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Edward Samson	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Hammon Operating Corporation	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Harold Wolfe	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Herrick Partners	10.00%	09/17	Interest only paid quarterly.	—	91	91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Mark Small	18.00%	12/10	All principal and interest are due at maturity.	—	639	639	—
Secured by Collateral Assignment of Contract Proceeds

Mary Ann MacLean	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Michael Monier	10.00%	09/17	Interest only paid quarterly.	—	304	304	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Michale Witte	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Miscellaneous Non-Related Party	Various	Various		—	397	1,183	—
Various Security Interest

Miscellaneous Related Party	Various	Various		—	523	523	—
Various Security Interest

Palmer Brown Madden	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Peter Van Dyk Berg	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Quintin Smith Jr.	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Realty Advisors Management, Inc.	4.00%	12/16	Interest only paid quarterly.	—	20,387	20,387	—
Unsecured Interest

Richard Schmaltz	10.00%	09/17	Interest only paid quarterly.	—	203	203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Robert Baylis	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Sherman Bull	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—Brett & Nicole Monier	10.00%	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—David Monier	10.00%	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Trust—Joseph Monier	10.00%	09/17	Interest only paid quarterly.	—	32	32	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney,LLC)	5.25%	12/27	Excess cash flow	9,607	2,469	2,469	—
100% Interest in UH of Mckinney, LLC

Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney,LLC)	15.00%	09/10	Excess cash flow	9,607	2,990	2,990	—
100% Interest in UH of Mckinney, LLC

Unified Housing Foundation, Inc. (Echo Station/UH of Temple,LLC)	5.25%	12/27	Excess cash flow	10,169	1,668	1,481	—
100% Interest in UH of Temple, LLC

Unified Housing Foundation, Inc. (Fountains of Burleson/UH of Burleson, LLC)	5.25%	12/27	Excess cash flow	7,293	694	507	—
100% Interest in UH of Burleson, LLC

Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood,LLC)	5.25%	12/27	Excess cash flow	23,361	5,059	5,059	—
100% Interest in UH of Inwood, LLC

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington,LLC)	5.25%	12/27	Excess cash flow	19,314	3,984	3,936	—
100% Interest in UH of Kensington, LLC

Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	5.25%	12/27	Excess cash flow	16,462	8,363	8,363	—
Interest in Unified Housing Foundation Inc.

Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	5.25%	12/27	Excess cash flow	13,798	5,171	4,663	—
100% Interest in UH of Austin, LLC

Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	5.25%	07/15	Excess cash flow	—	1,787	3,057	—
100% Interest in UH of Austin, LLC

Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	5.25%	12/27	Excess cash flow	12,833	8,250	8,250	—
100% Interest in UH of Vista Ridge, LLC

Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing,LLC)	5.25%	12/27	Excess cash flow	11,342	1,936	1,936	—
100% Interest in UH of Parkside Crossing, LLC

Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing,LLC)	5.25%	12/27	Excess cash flow	11,342	336	336	—
100% Interest in UH of Parkside Crossing, LLC

Unified Housing Foundation, Inc. (UH of Chase Oaks,LLC)	5.25%	12/27	Excess cash flow	—	132	132	—
100% Interest in UHF Chase Oaks

Unified Housing Foundation, Inc. (UH of Samsung, Inc.)	5.25%	12/27	Excess cash flow	—	720	720	—
100% Interest in UH of Samsung I, LLC

Unified Housing Foundation, Inc. (Sendero Ridge)	5.25%	12/27	Excess cash flow	24,121	9,987	9,987	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
100% Interest in UH of Sendero Ridge, LLC

Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell,LLC)	5.25%	12/27	Excess cash flow	7,679	1,323	1,323	—
100% Interest in UH of Terrell, LLC

Unified Housing Foundation, Inc. (Tivoli)	5.25%	12/27	Excess cash flow	10,533	7,966	7,966	—
100% Interest in UH of Tivoli, LLC

Unified Housing Foundation, Inc. (UH of Walnut Hill Crossing, LLC)	5.25%	12/27	Excess cash flow	—	369	369	—
100% Interest in UH of Walnut Park Crossing, LLC

William Ingram	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

William Urkiel	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

Willingham Trust	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

130 Windmill Farms, L.P.	7.00%	10/11		—	507	507	—

UNSECURED LOANS
Leman Development, Ltd.	0.00	N/A		—	1,500	1,500	—
Tracy Suttles	18.00%	11/13	Due at maturity.	—	1,077	1,077
Unified Housing Foundation, Inc. (North Ridge/HAF of Dallas, LLC)	5.25%	12/27	Due at maturity.	7,142	306	306	—
Unified Housing Foundation, Inc. (Reserve at White Rock I,II, & III)	5.25%	12/27	Interest compounded annually. All principal and interest due at maturity.	53,026	8,894	8,894	—

				$264,091	$110,673	$106,292	$—

Interest						8,631
Allowance for estimated losses						(13,383)

						$101,540

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOAN RECEIVABLES ON REAL ESTATE

As of December 31,

	2011	2010	2009
Balance at January 1,	$102,962	$94,980	$88,877
Additions
New Mortgage Loans	22,968	29,309	32,096
Funding of Existing Loans	—	12,315	7,753
Increase of interest receivable on mortgage loans	3,822	6,315	6,350
Deductions
Collection of principal	(8,252)	(11,121)	(40,654)
Conversion to property interest	—	—	3,518
Non-Cash Reductions	(1,007)	(28,836)	(2,960)
Cost of mortgages sold .	(5,570)	—	—

Balance at December 31,	$114,923	$102,962	$94,980

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board consists of independent directors. For a Director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with ARL. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in ARL’s “Corporate Governance Guidelines”. The text of this document has been posted on ARL’s Internet website at http://www.americanrealtyinvest.com and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

ARL has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at http://www.americanrealtyinvest.com. We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange, on our website.

Our Board of Directors has adopted charters for our Audit, Compensation, and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at http://www.americanrealtyinvest.com. You may also obtain a printed copy of the materials referred to by contacting us at the following address:

American Realty Investors, Inc.

Attn: Investor Relations

1603 LBJ Freeway, Suite 800

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

On February 1, 2011, the Board of Directors of the Company elected Martha C. Stephens as a Director to fill the vacancy on the Board of Directors created by the resignation of Sharon Hunt. Ms. Stephens, currently retired, for more than five years prior to January 2007 was employed in various administrative capacities by Prime, the prior contractual advisor to the Company, TCI and IOT. Ms Stephens has been a Director (since February 23, 2007) of IOT and Chairman of the Board (since May 21, 2009). She was also elected (on February 1, 2011) as a Director of TCI. On February 1, 2011, the Board of Directors of the Company elected RL S. Lemke as a director to fill a vacancy on the Board of Directors. Mr. Lemke was also elected as Vice President of the Company on that date. Mr. Lemke is Vice President, Project Development for Pillar, the contractual advisor to the Company, and its predecessor Prime. He has been so employed for more than the past five years. Mr. Lemke holds a Juris Doctor degree (1982) from Creighton University School of Law.

Effective the close of business October 13, 2011, Martha C. Stephens resigned as Director of the Company and as Chairperson of the Governance and Nominating Committee. At the time of her resignation as a Director, Ms. Stephens had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices. Also, effective the close of business on October 13, 2011, RL S. Lemke resigned as a Director of the Company. At the time of his resignation as a Director, Mr. Lemke had no disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

On October 25, 2011, the Board of Directors re-elected Sharon Hunt as a Director to fill the vacancy created by the resignation of Martha C. Stephens.

The current Directors of ARL are listed below, together with their ages, terms of service, all positions and offices with ARL, its former advisor, Prime, or current advisor Pillar, which took over as contractual advisor for Prime on April 30, 2011, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation “affiliated,” when used below with respect to a Director, means that the Director is an officer, director, or employee of Prime or Pillar, an officer of the Company, or an officer or director of an affiliate of the Company. The designation “independent,” when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer, or employee of Prime or Pillar (but may be a director of the Company), although the Company may have certain business or professional relationships with such Director as discussed in Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence”.

HENRY A. BUTLER: Age 61, Director (Affiliated) (since July 2003) and Chairman of the Board since May 2009.

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (“Pillar”) since April 30, 2011, and its predecessor, Prime (since July 2003). Mr. Butler was owner/operator (1989 to 1991) of Butler Interests Inc. Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since July 2003) of the Company. He is also Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI and a Director (December 2001 to July 2003) and again (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI: Age 49, Director (Independent) (since November 2005).

Mr Jakuszewski is Vice President of Sales and Marketing (since September 1998) of New Horizons Communications, Inc. Mr. Jakuszewski was a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1988-1992) of Mead Johnson Nutritional Division, USPNG; Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski was elected a Director of the Company on November 22, 2005. He was also elected as a Director of TCI (since November 22, 2005), and a Director of IOT (since March 16, 2004).

SHARON HUNT, Age 69, Director (Independent) (since October 2011).

Ms. Hunt is a licensed Realtor in Arkansas with Keystone Realty. She was President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate. Ms. Hunt was a Director of the Company from February 20, 2004 to January 31, 2011, and was re-elected as a Director on October 25, 2011. She was a Director (February 20, 2004 to January 31, 2011) and again (since October 25, 2011) of TCI and elected as a Director of IOT on October 25, 2011.

TED R. MUNSELLE: Age 56, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle was elected as a director of the Company on February 20, 2004. He was also elected as a Director of TCI (since February 20, 2004) and a Director of IOT (since May 21, 2009) Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of ARL has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Meetings and Committees

The Board of Directors held eight meetings during 2011. For such year, no incumbent Director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served.

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.americanrealtyinvest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met eight times during 2011.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met once during 2011.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.americanrealtyinvest.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2011.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee

Sharon Hunt	X	X	Chair

Robert A. Jakuszewski	X	Chair	X

Ted R. Munselle	Chair	X	X

Henry A. Butler

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

In May, 2011, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2012.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.americanrealtyinvest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2011, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and affiliates, including those reported under Certain

Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their affiliates and members of ARL’s senior management or their affiliates. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all except one of whom are employed by Pillar. None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, Pillar, other affiliated entities, other principal occupations, business experience and directorships with other publicly held companies during the last five years or more are set forth below.

DANIEL J. MOOS, 62

President (since April 2007) and Chief Executive Officer (effective March 2010) of ARL, TCI, IOT and (effective March 2007) of Prime and (effective April 30, 2011) of Pillar; Senior Vice President and Business Line Manager of U.S. Bank (NYSE) working out of their offices in Houston, Texas from 2003 to April 2007; Executive Vice President and Chief Financial Officer, Fleetcor Technologies a privately held transaction processing company that was headquartered in New Orleans, Louisiana from 1998 to 2003; Senior Vice President and Chief Financial Officer, ICSA a privately held internet security and information company headquartered in Carlisle, Pennsylvania from 1996 to 1998; and for more than five years prior thereto was employed in various financial and operating roles for PhoneTel Technologies, Inc. which was a publicly traded telecommunication company on the American Stock Exchange headquartered in Cleveland, Ohio (1992 to 1996) and LDI which was a publicly traded computer equipment sales/service and asset leasing company listed on the NASDAQ and headquartered in Corporation of Cleveland, Ohio.

GENE S. BERTCHER, 63

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

LOUIS J. CORNA, 64

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

ALFRED CROZIER, 59

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

DAEHO KIM, 35

Treasurer (since October 29, 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim has been employed by Prime in various financial capacities including Cash Manager and Assistant Director of Capital Markets.

Code of Ethics

ARL has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of the contractual Advisor to ARL). In addition, ARL has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller. The text of these documents has been posted on ARL’s internet website at http://www.americanrealtyinvest.com and are available in print to any stockholder who requests them.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2011. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

The Advisor

ARL had an Advisory Agreement with Prime until April 30, 2011. Effective April 30, 2011, the agreement with Prime was terminated and an Advisory Agreement was entered into with Pillar under similar terms as the previous agreement with Prime. Although the Board of Directors is directly responsible for managing the affairs of ARL and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, a contractual advisor under the supervision of the Board. The duties of the advisor include, among other things, locating, investigating, evaluating and recommending real estate and mortgage loan investment and sales opportunities as well as financing and refinancing sources. Pillar also serves as a consultant in connection with ARL’s business plan and investment policy decisions made by the Board.

Pillar, an affiliate, is the contractual advisor to ARL. Pillar is a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole stockholder of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Prime, an affiliate, was a single member Nevada limited liability company, the sole member of which is PIAMI, which is owned 100% by Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. For the period ended December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager or director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or ARL, nor is he a Trustee of the May Trust. Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier, serve as executive officers.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments, and Pillar is required to report quarterly to the Board on ARL’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the ARL stockholders; contains a broad standard governing Pillar’s liability for losses incurred by ARL; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, ARL and other entities it advises.

The previous Advisory Agreement with Prime, which was terminated April 30, 2011, provided for Prime to be responsible for the day-to-day operations of ARL and to receive a monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, Prme, an affiliate of Prime, or a related party received the following forms of additional compensation:

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

The Advisory Agreement, effective April 30, 2011 with Pillar, which was entered into under substantially the same terms as the previous agreement between TCI and Prime, provides for Pillar to be responsible for the day-to-day operations of ARL and for Pillar to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

In addition to base compensation, Pillar receives the following forms of additional compensation:

(1)	an annual net income fee equal to 7.5% of ARL’s net income as an incentive for successful investment and management of the Company’s assets;

(2)	an annual incentive sales fee to encourage periodic sales of appreciated real property at optimum value equal to 10.0% of the amount, if any, by which the aggregate sales consideration for all real estate sold by ARL during such fiscal year exceeds the sum of:

(a)	the cost of each such property as originally recorded in ARL’s books for tax purposes (without deduction for depreciation, amortization or reserve for losses);

(b)	capital improvements made to such assets during the period owned; and

(c)	all closing costs (including real estate commissions) incurred in the sale of such real estate; provided however, no incentive fee shall be paid unless (a) such real estate sold in such fiscal year, in the aggregate, has produced an 8.0% simple annual return on the net investment including capital improvements, calculated over the holding period before depreciation and inclusive of operating income and sales consideration, and (b) the aggregate net operating income from all real estate owned for each of the prior and current fiscal years shall be at least 5.0% higher in the current fiscal year than in the prior fiscal year;

(3)	an acquisition commission, from an unaffiliated party of any existing mortgage or loan, for supervising the acquisition, purchase or long-term lease of real estate equal to the lesser of:

(a)	up to 1.0% of the cost of acquisition, inclusive of commissions, if any, paid to non-affiliated brokers; or

(b)	the compensation customarily charged in arm’s-length transactions by others rendering similar property acquisition services as an ongoing public activity in the same geographical location and for comparable property, provided that the aggregate purchase price of each property (including acquisition fees and real estate brokerage commissions) may not exceed such property’s appraised value at acquisition;

(4)	a construction fee equal to 6.0% of the so-called “hard costs” only of any costs of construction on a completed basis, based upon amounts set forth as approved on any architect’s certificate issued in connection with such construction, which fee is payable at such time as the applicable architect certifies other costs for payment to third parties. The phrase “hard costs” means all actual costs of construction paid to contractors, subcontractors and third parties for materials or labor performed as part of the construction but does not include items generally regarded as “soft costs,” which are consulting fees, attorneys’ fees, architectural fees, permit fees and fees of other professionals; and

(5)	reimbursement of certain expenses incurred by the advisor in the performance of advisory services.

The Advisory Agreement also provides that Pillar, or an affiliate of Pillar, receive the following forms of compensation:

(1)	a mortgage or loan acquisition fee with respect to the acquisition or purchase from an unaffiliated party of any existing mortgage loan by ARL equal to the lesser of:

(a)	1.0% of the amount of the mortgage or loan purchased; or

(b)	a brokerage or commitment fee which is reasonable and fair under the circumstances. Such fee will not be paid in connection with the origination or funding of any mortgage loan by ARL; and

(2)	a mortgage brokerage and equity refinancing fee for obtaining loans or refinancing on properties equal to the lesser of:

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)	a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar, or an affiliate of Pillar, without the approval of TCI’s Board of Directors. No fee shall be paid on loan extensions.

Under the ARL Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of ARL (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of ARL during the fiscal year.

The ARL Advisory Agreement requires Pillar, or an affiliate of Pillar, to pay to ARL one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by ARL; provided, however, that the compensation retained by Pillar, or any affiliate of Pillar, shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

The ARL Advisory Agreement further provides that Pillar shall bear the cost of certain expenses of its employees, excluding fees paid to ARL’s Directors; rent and other office expenses of both Pillar and ARL (unless ARL maintains office space separate from that of Pillar); costs not directly identifiable to ARL’s assets, liabilities, operations, business or financial affairs; and miscellaneous administrative expenses relating to the performance by Pillar of its duties under the Advisory Agreement.

If and to the extent that ARL shall request Pillar, or any director, officer, partner, or employee of Pillar, to render services for ARL other than those required to be rendered by the Advisory Agreement, Pillar or an affiliate of Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and ARL from time to time. As discussed below, under “Property Management and Real Estate Brokerage,” effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under similar terms as the previous agreements with Triad and Regis Realty I.

Effective July 1, 2005, the Company and Prime entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds. Effective April 30, 2011, the Cash Management Agreement with Prime was terminated and ARL engaged Pillar as Cash Manager under substantially the same terms as under the Prime Agreement. Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.

The Advisory Agreement automatically renews from year-to-year unless terminated in accordance with its terms. ARL’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of ARL are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective affiliates. In addition to services performed for ARL, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

As advisor, Pillar is a fiduciary of ARL’s public investors. In determining to which entity a particular investment opportunity will be allocated, Pillar will consider the respective investment objectives of each entity and the appropriateness of a particular investment in light of each such entity’s existing mortgage note and real estate portfolios and business plan. To the extent any particular investment opportunity is appropriate to more than one such entity, such investment opportunity will be allocated to the entity that has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among various entities. See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

The terms of TCI’s Advisory and Cash Management Agreements with Pillar are substantially the same as those of ARL’s Advisory and Cash Management Agreements.

Pillar may assign the Advisory Agreement only with the prior consent of ARL.

The managers and principal officers of Pillar are set forth below:

Name	Managers/Officer(s)

Daniel J. Moos	President and Chief Executive Officer

Gene S. Bertcher	Executive Vice President, Chief Financial Officer

Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel

Alfred Crozier	Executive Vice President, Residential Construction

Mickey N. Phillips	Manager

Ryan T. Phillips	Manager

Property Management

Affiliates of Pillar provide property management services to ARL’s commercial properties. Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), an affiliate of Prime, provided management services for our commercial properties. The general partner of Triad was PIAMI. The limited partner of Triad was HRSHLLC. Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSHLLC, and was entitled to receive property and construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad. Regis Hotel I, LLC, another Prime affiliate, managed the Company’s hotel investments. Effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and hotel properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less under the same terms as the previous agreement with Triad I and Regis Realty I.

ARL engages third-party companies to lease and manage our apartment properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under their management.

Real Estate Brokerage

Regis also provides real estate brokerage services to ARL and receives brokerage commissions of 3% or less of transaction amounts.

TCI’s brokerage agreement differs from ARL with the following sliding scale of total fees to be paid:

(1)	maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis Realty Prime, LLC or affiliates;

(2)	maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis Realty Prime, LLC or affiliates;

(3)	maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis Realty Prime, LLC or affiliates; and

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis Realty Prime, LLC or affiliates.

Regis Realty Prime, LLC has waived all fees or commissions payable other than cost reimbursements to ARL during the first calendar year expiring December 31, 2011 of a five year agreement.

ITEM 11.	EXECUTIVE COMPENSATION

ARL has no employees, payroll, or benefit plans, and pays no compensation to its executive officers. The Directors and executive officers of ARL, who are also officers or employees of Pillar, ARL’s advisor, are compensated by Pillar. Such affiliated Directors and executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of compensation payable to Prime by ARL.

The only remuneration paid by ARL is to those directors who are not officers or employees of Pillar or its affiliated companies. The Independent Directors (1) review the business plan of TCI to determine that it is in the best interest of TCI’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of TCI and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired

Each Independent Director is entitled to be compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors is entitled to be compensated at the rate of $49,500 per year. Also, each non-employee Director receives an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $22,500 per annum and no fees for meetings, with the Chairman of the Audit Committee is to receive a onetime annual fee of $500. During 2011, $102,945.34 was paid to non-employee Directors in total Directors’ fees for current and prior years’ services including the annual fee for services during the period January 1, 2011 through December 31, 2011. The fees paid to the directors are as follows: Sharon Hunt, $20,624; Robert A. Jakuszewski, $32,994, Ted R. Munselle, $33,494, Martha C. Stephens, $15,833.34.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. As of December 31, 2011, there were 2,000 shares of stock options outstanding which were exercisable at $9.70 per share, 1,000 of which expired on January 31, 2012, and 1,000 of which will expire January 1, 2015, if not exercised.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 regarding compensation plans under which equity securities of ARL are authorized for issuance.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 22, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **
Arcadian Energy, Inc. (formerly known as International Health Products, Inc.)	1,684,341	(4)	14.61%
2010 Valley View Lane, Suite 250
Dallas, Texas 75234
Prime Stock Holdings, Inc.	1,546,228	(1)	13.42%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Realty Advisors, Inc.	8,155,736	(1)(2)	70.76%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Realty Advisors LLC	6,609,508	(3)	57.35%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
Ryan T. Phillips	8,155,736	(1)(2)(3)	70.76%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 11,525,389 shares outstanding as of March 22, 2011.
(1)	Includes 1,546,228 shares owned by Prime Stock Holdings, Inc. (PSH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”), over which each of the directors of PSH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of PSH. The directors of PSH disclaim beneficial ownership of such
(2)	Includes 6,609,508 shares owned directly by RALLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC. The managers of RALLC disclaim beneficial ownership of such shares.
(3)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust of which Ryan T. Phillips is a beneficiary.
(4)	Includes 1,684,341 shares owned by Arcadian Energy, Inc. (formerly International Health Products, Inc.), over which Craig E. Landess and Christina A. Morin, the directors of AEI may be deemed to be the beneficial owner by virtue of their positions as directors of AEI. Mr. Landess and Ms. Morin each disclaim beneficial ownership of such shares.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 22, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **
Gene S. Bertcher	8,155,736	(2)(3)	70.76%
Henry A. Butler	—
Louis J. Corna	8,155,736	(2)(3)	70.76%
Alfred Crozier	8,155,736	(2)(3)	70.76%
Robert A . Jakuszewski	—
Daniel J. Moos	8,160,736	(2)(3)(4)	70.81%
Ted R. Munselle	1,000	(1)	0.01%
Sharon Hunt	—
All Directors and Executive Officers as a group (8 persons)	8,155,736	(1)(2)(3)(4)	70.76%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 11,525,389 shares outstanding as of March 22, 2012.
(1)	Ted R. Munselle has options to purchase shares of Common Stock of the Company.
(2)	Includes 6,609,508 shares owned by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC. The managers and executive officers of RALLC disclaim beneficial ownership of such shares.
(3)	Includes 1,546,228 shares owned by Prime Stock Holdings, Inc. (PSH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”), over which each of the directors of PSH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of PSH. The directors of PSH disclaim beneficial ownership of such
(4)	Includes 5,000 shares owned by Daniel J. Moos.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Certain Business Relationships

On October 1, 2003, Prime, which is 100% owned by PIAMI, became the advisor to ARL and TCI. Prime also served as an advisor to IOT effective July 1, 2009. On April 30, 2011, Pillar replaced Prime as the advisor and cash manager to ARL, TCI and IOT.

Pillar, an affiliate, is the contractual advisor to ARL. Pillar, a Nevada corporation, the sole stockholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole stockholder of which is Realty Advisors Management, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Pillar is a company for which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers. See Part III, Item 10. “Directors, and Executive Officers and Corporate Governance.”

Prime, an affiliate, is a single member Nevada limited liability company, the sole member of which is PIAMI, the sole member of Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation which is owned 100% by a Trust known as the May Trust. Until early 2009, SWI, a Nevada corporation, which is 100% owned by Gene E. Phillips, owned 20% of PIAMI, which SWI exchanged to Realty Advisors, Inc. for certain securities originally issued by SWI. For the period ended December 31, 2009, Gene E. Phillips and SWI are each a “related party” for financial statement purposes because of the prior ownership arrangement of PIAMI. The May Trust is a Trust for the benefit of the children of Gene E. Phillips. Gene E. Philips is not an officer, manager or director of Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc. or ARL, nor is he a Trustee of the May Trust.

All of ARL’s directors also serve as Directors of TCI and IOT. The executive officers of ARL also serve as executive officers of TCI and IOT. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. TCI has the same relationship with Pillar, as does ARL. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOT under applicable law.

ARL contracts with affiliates of Pillar for commercial and hotel property management services. Regis provides commercial property management services. Regis also provides real estate brokerage services to ARL and receives brokerage commissions in accordance with the Brokerage Agreement. ARL engages third-party companies to lease and manage its apartment properties.

Prior to December 31, 2010, Triad, an affiliate, provided commercial property management services. The general partner of Triad is PIAMI. The limited partner of Triad is HRSHLLC, a related party. Triad subcontracted the property-level management of ARL’s commercial properties (office buildings, shopping centers, and industrial warehouses) to Regis I, a related party. Regis I also provided real estate brokerage services to ARL and received brokerage commissions in accordance with the Advisory Agreement. Regis Hotel I, LLC managed ARL’s hotels. The sole member of Regis I and Regis Hotel I, LLC is HRSHLLC.

At December 31, 2011, ARL owned approximately 82.7% of TCI’s outstanding common stock through its interest in TCI and approximately 82.6% of IOT’s outstanding common stock. Pillar also serves as advisor to TCI and IOT.

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

ARL paid advisory fees of $13.2 million, construction supervision fees of $2.4 million, net income fees of $0.1 million, equity refinancing fees of $0.2 million and costs reimbursements of $4.2 million and $0.3 interest to Pillar in 2011.

ARL paid property and construction management and leasing commissions of $2.2 million to Regis in 2011.

As of December 31, 2011, ARL has notes and interest receivable of $84.6 million due from related parties and affiliates. See discussion in Part 2, Item 8. Note 3. “Notes and Interest Receivable”.

Below are property sales that involve a related party:

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

On March 23, 2011, we sold 82.20 acres of land known as Denton Coonrod land located in Denton, Texas and 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $2.9 million. We provided $1.6 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 23, 2016. The buyer assumed the existing mortgage of $1.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On January 3, 2012, ownership of Denton Coonrod land was transferred to the existing lender to satisfy the debt secured by the property and partial credit against debt related to another property. Any impairment necessary related to the inability to recover our original investment has been realized in 2011 and the sale that was deferred will be recognized in the first quarter of 2012 when ownership transferred to a third party.

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

On March 30, 2011, we sold six parcels, comprising approximately 195.52 acres of undeveloped land known as Dominion land, Hollywood Casino land, Stanley Tools land and Wilmer 88 land, all located in Dallas County, Texas, and Creekside land and Crowley land, both located in Fort Worth, Texas, to T Sorrento, Inc., a related party under common control, for a sales price of $16.6 million. We provided $9.3 million in seller-financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on March 30, 2016. The buyer assumed the existing mortgage of $7.3 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. On April 5, 2011, we recognized the sale of Creekside land, Crowley land and Wilmer 88 land when ownership of the property transferred to the existing lender.

On April 1, 2011, we sold of 6.80 acres of land known as Travis Ranch land located in Kaufman, Texas, to Kelly Lot Development, Inc., a related party under common control, for a sales price of $0.8 million. There was no gain or loss recorded on the sale of the land parcel.

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

On June 7, 2011, we recognized the December 22, 2010 sale of Fenton Center, a 707,559 square foot building and 4.70 acres of land located in Dallas, Texas to ABCLD Properties, LLC, a related party under common control, for a sales price of $67.0 million. We recorded a loss on sale of $8.3 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the December 23, 2010 sale of 109.85 acres of land known as Payne North land located in Irving, Texas to FRE Real Estate, Inc., a related party under common control, for a sales price of $14.1 million. The buyer assumed the existing mortgage of $12.0 million secured by the property. We recorded a gain on sale of $4.6 million when ownership of the property transferred to the existing lender.

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

On June 7, 2011, we recognized the June 2, 2011 sale of 3.98 acres of land known as Senlac land located in Farmers Branch, Texas to One Realco Retail, Inc., a related party under common control, for a sales price of $0.5 million. The buyer assumed the existing mortgage of $0.5 million secured by the property. We recorded a gain on sale of $0.1 million when ownership of the property transferred to the existing lender for a credit against the loan balance.

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

On July 5, 2011, we recognized the September 21, 2010 sale of a warehouse and 13.0 acres of land with a 29,784 square foot storage warehouse known as Eagle Crest located in Farmers Branch, Texas, to Warren Road Farm, Inc., a related party under common control, for a sales price of $3.8 million. The buyer assumed the existing mortgage of $2.4 million secured by the property. When ownership transferred to the existing lender, we recorded a gain on sale of $1.2 million.

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

On September 1, 2011, we sold seven land parcels, comprising approximately 107.73 acres of undeveloped land located in Austin, Texas, Dallas County, Texas, Denton County, Texas and Tarrant County, Texas, known as Andrew B land, Andrew C land, DeSoto Ranch land, Mansfield land, Pioneer Crossing land, Senlac land and Sheffield land, to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $10.6 million. We provided $6.4 million in seller financing with a five-year note receivable. The note accrues interest at 6% and is payable at maturity on September 1, 2016. The buyer assumed the existing mortgage of $4.2 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. In the first quarter of 2012, ownership of the Andrew B land and DeSoto Ranch land was transferred to the existing lender to satisfy a portion of the multi-tract collateral debt.

On September 21, 2011, we sold our investment in TCI Dedeaux Road, Inc. to One Realco Corporation, a related party under common control, for a sales price of $1,000. This entity owns 9.97 acres of undeveloped land located in Gulfport, Mississippi, known as Dedeaux land. The buyer assumed the existing mortgage of $2.0 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On October 11, 2011, we recognized the March 11, 2011 sale of our 100% investment in ART Hawthorne, Inc. (“ART Hawthorne”) to ABC Land & Development, Inc. ART Hawthorne was the managing general partner in Hawthorn Lakes Associates, Ltd (“Hawthorn”), a partnership that owns the 344,975 square-foot Expo Building called the Denver Merchandise Mart located in Denver, Colorado. In a settlement agreement, ART Hawthorne transferred its managing general partner interest to Woodhaven-Hawthorne, Inc. in exchange for a 1.00% Class B limited partner interest and a release of ART Hawthorn and any ARL related party obligations under the loan guaranty. EQK Holdings, Inc., an ARL subsidiary, still holds a 99.00% limited partner interest in Hawthorn. Due to the release of all guarantees and any future obligations to the Partnership, from the Company, we no longer consolidate the Hawthorn partnership. The release of any obligations and the recognition of the sale of our general partner interest resulted in a gain of $11.9 million on the sale of our investment.

On October 12, 2011, we recognized the January 26, 2011 sale of Willowbrook Village, a 179,741 square foot retail shopping center located in Coldwater, Michigan, to TX LTS Investments, Inc., a related party under common control, for a sales price of $7.8 million. The buyer assumed the existing mortgage of $5.6 million, secured by the property. We recorded a loss on sale of $2.5 million when ownership transferred to the existing lender.

On October 27, 2011, we recognized the April 1, 2011 sale of our investment in ART Collection, Inc. to One Realco Corporation, related party under common control, for a sales price of $16.8 million. This entity owns 257.52 acres of land known as Pioneer Crossing located in Austin, Texas. The buyer assumed the existing mortgage of $12.0 million secured by the property. A settlement agreement was reached with the existing lender pertaining to the real estate note made by a consolidated subsidiary of the Company. ARL has a liability of $3.0 million owed to the lender. The note accrues interest at prime+2.0% and payments of interest and principal are due monthly based upon a 20-year amortization schedule. The note matures on November 1, 2014, at which time the unpaid balance shall be due and payable. We recognized gain of $3.6 million on the sale.

On November 1, 2011, we acquired 100% of the membership interest in Bridgeview Plaza, LLC. On September 21, 2010, we sold our investment in EQK Bridgeview Plaza, Inc. to Warren Road Farm, Inc. (“WRF”), a related party under common control, for a sales price of $8.3 million to be paid via an assumption of debt of $6.2 million and seller financing of $2.1 million. On October 4, 2010, WRF filed a voluntary petition seeking relief under Chapter 11 of the bankruptcy code. The approved bankruptcy plan was effective November 1, 2011, whereby TCI, for its contribution to the plan was given 100% equity ownership in the entity. During the period of time that WRF owned the equity interest, it had also acquired 2900 acres of land known as Windmill Farms land located in Kaufman, TX, previously held by ARL, for a sales price of $64.5 million. ARL provided $33.8 million in seller financing with a five-year note receivable. The note accrues interest at 6.0% and is payable at maturity on September 21, 2015. WRF assumed the existing mortgage of $30.7 million, secured by the property.

On November 30, 2011, we recognized the March 23, 2011 sale of 23.24 acres of land known as Cooks Lane land located in Tarrant County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.1 million. The existing mortgage of $0.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.6 million on the land parcel.

On December 6, 2011, we recognized the December 23, 2010 sale of 257.05 acres of land known as Mercer Crossing land located in Farmers Branch, Texas to Fenton Real Estate, Inc., a related party under common control, for a sales price of $28.4 million. The buyer assumed the existing mortgage of $40.5 million secured by the property. We recorded a gain on sale of $14.8 million when ownership of the property transferred to the existing lender.

On December 28, 2011, we sold 100% of our common stock of Centura-Ewing, Inc. and Garden Centura, Inc. to Realty Advisors Management, Inc., a related party under common control, for a sales price of $20.4 million. These entities own a 1% general manager partnership interests and a 4% limited partnership interest in Garden Centura L.P., which owns a 412,215 square foot office building known as Centura Tower located in Dallas, Texas. Centura-Ewing, Inc. has an option to purchase the remaining 95% limited partner interest in Garden Centura, L.P. TCI received a 5-year promissory note for the full sales price. Interest at 30 day LIBOR plus 2% is due quarterly with the principal due at maturity on December 28, 2016. We recorded a gain on sale of $0.3 million when the stock was subsequently sold to an unrelated party.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc. a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. and disclosed in the transactions above. As of December 31, 2011, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

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

Operating Relationships

ARL received rents of $0.9 million in 2011, $2.6 million in 2010, and $2.9 million in 2009 from Pillar, Prime and its affiliates for rents of ARL owned properties, including Addison Hanger, Browning Place, Eagle Crest, Folsom land, GNB, One Hickory, Senlac, Thermalloy and Two Hickory.

Advances and Loans

From time to time, ARL and its affiliates have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the Prime rate plus 1% on the average daily cash balances advanced. At December 31, 2011, ARL owes Pillar $10.3 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2011 and 2010 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P., BDO Seidman, LLP and Swalm & Associates, PC:

	2011					2010
Type of Fee	Farmer, Fuqua & Huff		BDO Seidman	Swalm & Associates		Farmer, Fuqua & Huff		BDO Seidman	Swalm & Associates
Audit Fees	$692,692	(1)	$—	$52,572	(3)	$658,192	(4)	$—	$45,269	(6)
Audit Related Fees
Tax Fees	58,500	(2)	$27,000	$—		60,975	(5)	$30,000	$1,050	(7)
All Other Fees

Total	$751,192		$27,000	$52,572		$719,167		$30,000	$46,319

(1)	Includes $476,992 TCI
(2)	Includes $45,200 TCI
(3)	All IOT
(4)	Includes $434,992 TCI
(5)	Includes $47,675 TCI
(6)	All IOT
(7)	All IOT

The audit fees for 2011 and 2010, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL. Tax fees for 2011 and 2010, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2011 and 2010 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2011 and 2010

Consolidated Statements of Operations—Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

(b)	Exhibits.

The following documents are filed as Exhibits to this Report:

Exhibit Number		Description

3.1		Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2		Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4		Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5		By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1		Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2		Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3		Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4		Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1		Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2		Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	*	Subsidiaries of the Registrant.

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2012

AMERICAN REALTY INVESTORS, INC.

By:	/s/ GENE S. BERTCHER
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	April 4, 2012

/s/ ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	April 4, 2012

/s/ SHARON HUNT Sharon Hunt	Director	April 4, 2012

/s/ TED R. MUNSELLE Ted R. Munselle	Director	April 4, 2012

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	April 4, 2012

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2012

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2011

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

10.1

Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2

Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0		Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	*	Subsidiaries of the Registrant.

31.1	*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.