Form 10-Q
period 2012-03-31
AMERICAN REALTY INVESTORS INC
filed 2012-05-15
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at May 5, 2012)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,081,349	$1,120,122
Real estate held for sale at cost, net of depreciation ($3,168 and $1,752,for 2012 and 2011)	28,663	15,015
Real estate subject to sales contracts at cost, net of depreciation ($10,000 and $9,790 in 2012 and 2011)	45,956	49,982
Less accumulated depreciation	(160,628)	(158,489)
Total real estate	995,340	1,026,630
Notes and interest receivable
Performing (including $100,713 and $104,969 in 2012 and 2011 from affiliates and related parties)	114,810	110,136
Non-performing (including $3,279 and $0 in 2012 and 2011 from affiliates and related parties)	9,160	4,787
Less allowance for estimated losses (including $18,962 and $8,962 in 2012 and 2011 from affiliates and related parties)	(23,383)	(13,383)
Total notes and interest receivable	100,587	101,540
Cash and cash equivalents	8,161	20,312
Investments in unconsolidated subsidiaries and investees	7,848	10,746
Other assets (including $22 and $11 in 2012 and 2011 from affiliates and related parties)	69,718	76,243
Total assets	$1,181,654	$1,235,471

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$833,969	$855,619
Notes related to assets held-for-sale	20,089	13,830
Notes related to subject to sales contracts	40,615	44,516
Stock-secured notes payable and margin debt	26,486	26,898
Affiliate payables	638	10,294
Deferred gain (including $77,227 and $71,964 in 2012 and 2011 from sales to related parties)	79,072	78,750
Accounts payable and other liabilities (including $1,861 and $1,822 in 2012 and 2011 to affiliates and related parties)	94,663	110,307
	1,095,532	1,140,214

Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,353,954 shares in 2012 and 2011 (liquidation preference $10 per share), including 900,000 shares in 2012 and 2011 held by subsidiaries	4,908	4,908
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2012 and in 2011	115	115
Treasury stock at cost; 415,785 shares in 2012 and 2011 and 234,314 and 236,587 shares held by TCI as of 2012 and 2011.	(6,395)	(6,395)
Paid-in capital	106,127	105,388
Retained earnings	(54,361)	(47,486)
Accumulated other comprehensive income	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	49,608	55,744
Non-controlling interest	36,514	39,513
Total equity	86,122	95,257
Total liabilities and equity	$1,181,654	$1,235,471

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $167 and $0 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	$30,318	$27,918

Expenses:
Property operating expenses(including $307 and $297 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	16,208	15,919
Depreciation and amortization	5,503	5,282
General and administrative(including $922 and $1,187 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	3,181	3,242
Provision on impairment of notes receivable and real estate assets	-	5,178
Advisory fee to affiliate	2,658	3,522
Total operating expenses	27,550	33,143
Operating income	2,768	(5,225)

Other income (expense):
Interest income(including $3,431 and $466 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	3,340	668
Other income (including $1,500 and $0 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	1,628	1,214
Mortgage and loan interest (including $922 and $306 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	(17,735)	(14,666)
Loss on sale of investments	(362)	-
Earnings from unconsolidated subsidiaries and investees	117	(95)
Total other expenses	(13,012)	(12,879)
Loss before gain on land sales, non-controlling interest, and taxes	(10,244)	(18,104)
Gain (loss) on land sales	(1,021)	5,344
Loss from continuing operations before tax	(11,265)	(12,760)
Income tax benefit	1,125	485
Net loss from continuing operations	(10,140)	(12,275)
Discontinued operations:
Loss from discontinued operations	(375)	(2,750)
Gain on sale of real estate from discontinued operations	3,588	4,137
Income tax expense from discontinued operations	(1,125)	(485)
Net income from discontinued operations	2,088	902
Net loss	(8,052)	(11,373)
Net loss attributable to non-controlling interest	1,177	2,170
Net loss attributable to American Realty Investors, Inc.	(6,875)	(9,203)
Preferred dividend requirement	(613)	(617)
Net loss applicable to common shares	$(7,488)	$(9,820)

Earnings per share - basic
Loss from continuing operations	$(0.83)	$(0.93)
Income from discontinued operations	0.18	0.07
Net loss applicable to common shares	$(0.65)	$(0.86)

Earnings per share - diluted
Loss from continuing operations	$(0.83)	$(0.93)
Income from discontinued operations	0.18	0.07
Net loss applicable to common shares	$(0.65)	$(0.86)

Weighted average common share used in computing earnings per share	11,525,389	11,493,115
Weighted average common share used in computing diluted earnings per share	11,525,389	11,493,115

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(8,963)	$(10,105)
Income from discontinued operations	2,088	902
Net loss	$(6,875)	$(9,203)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012
(unaudited)
(dollars in thousands)

									Accumulated
	Total	Comprehensive	Series A Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513
Net loss	(8,052)	(8,052)	-	-	-	-	-	(6,875)	-	(1,177)
Sale of controlling interest	1,149	-	-	-	-	-	-	-	-	1,149
Acquisition of non-controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Sale of non-controlling interest	(1,468)	-	-	-	-	-	1,434			(2,902)
Distribution of non-controlling interest	(82)	-	-	-	-	-	(82)	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(613)	-	-	-	-	-	(613)	-	-	-
Balance, March 31, 2012	$86,122	$(145,492)	$4,908	11,941,174	$115	$(6,395)	$106,127	$(54,361)	$(786)	$36,514

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)

Net loss	$(8,052)	$(11,373)
Other comprehensive loss
Unrealized loss on foreign currency translation	-	(786)
Unrealized gain (loss) on investment securities	-	-
Total other comprehensive loss	-	(786)
Comprehensive loss	(8,052)	(12,159)
Comprehensive loss attributable to non-controlling interest	1,177	2,170
Comprehensive loss attributable to American Realty Investors, Inc.	$(6,875)	$(9,989)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(8,052)	$(11,373)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	1,021	(5,344)
Gain on sale of income producing properties	(3,588)	(4,137)
Depreciation and amortization	5,746	7,188
Provision for impairment of notes receivable and real estate assets	-	6,059
Amortization of deferred borrowing costs	917	1,108
Earnings from unconsolidated subsidiaries and investees	(117)	95
(Increase) decrease in assets:
Accrued interest receivable	(2,544)	(740)
Other assets	-	827
Prepaid expense	68	919
Escrow	7,814	11,227
Rent receivables	(302)	(535)
Affiliate receivable	-	(4,048)
Increase (decrease) in liabilities:
Accrued interest payable	(1,047)	5,677
Affiliate payables	(9,656)	(12,219)
Other liabilities	(13,106)	(11,007)
Net cash used in operating activities	(22,846)	(16,303)

Cash Flow From Investing Activities:
Proceeds from notes receivables	12,776	9,391
Origination of notes receivable	(9,279)	-
Proceeds from sales of income producing properties	18,678	3,912
Proceeds from sale of land	10,897	46,657
Proceeds from sale of investment in unconsolidated real estate entities	-	897
Proceeds from sale of investments	114	-
Investment in unconsolidated real estate entities	2,898	(111)
Improvement of land held for development	(136)	(1,214)
Improvement of income producing properties	(394)	(386)
Acquisition of non-controlling interest	(138)	(23)
Sale of non-controlling interest	(1,468)	-
Sale of controlling interest	1,262	2,012
Construction and development of new properties	(3,189)	(14,087)
Net cash provided by investing activities	32,021	47,048

Cash Flow From Financing Activities:
Proceeds from notes payable	60,915	30,812
Recurring amortization of principal on notes payable	(6,027)	(3,294)
Debt assumption by buyer, part of seller proceeds	(17,073)	-
Payments on maturing notes payable	(56,474)	(64,409)
Stock-secured borrowings and margin debt	-	3,164
Deferred financing costs	(1,972)	(260)
Distributions to non-controlling interests	(82)	(366)
Preferred stock dividends - Series A	(613)	(617)
Repurchase of common stock/treasury stock	-	(62)
Conversion of preferred stock into common stock	-	31
Net cash used in financing activities	(21,326)	(35,001)

Net decrease in cash and cash equivalents	(12,151)	(4,256)
Cash and cash equivalents, beginning of period	20,312	12,649
Cash and cash equivalents, end of period	$8,161	$8,393

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,231	$16,795

Schedule of noncash investing and financing activities:
Notes receivable received from affiliate	$6,000	$-

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”)  under the symbol (“ARL”). Approximately 87.6% of ARL’s stock is owned by affiliated entities.  ARL owns approximately 82.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

ARL invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to TCI and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under similar terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  Regis Realty Prime, LLC (“Regis”) manages our commercial and hotel properties, and provides brokerage services.  ARL engages third-party companies to lease and manage its apartment properties.  We have no employees.

Properties

We own or had interests in a total property portfolio of 67 income-producing properties as of March 31, 2012.  The properties consisted of:

•
17 commercial properties consisting of 11 office buildings, one industrial warehouse, four retail properties and one parking garage, comprising in aggregate approximately 3.9 million rentable square feet;

•	One hotel comprising 161 rooms;

•	49 apartment communities totaling 9,097 units, excluding apartments being developed; and

•	5,125 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five construction projects in 2011 and are in the predevelopment process on several residential apartment communities, scheduled for construction in 2012. At March 31, 2012, we had no apartment projects in development. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

A maritime harbor town is being constructed on the 420 acre site of the former naval base of Olpenitz between the mouth of the River Schlei and the Baltic Sea in the state of Schleswig-Holstein in North Germany. The project is located less than 30 miles from the Danish border. The town will comprise a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross-country skiing. At the current time over 50 lots in Phase One, of an initial 180, have been sold and are in various stages of construction.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end consolidated balance sheet at December 31, 2011 was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Certain 2011 financial statement amounts have been reclassified to conform to the 2012 presentation, including adjustments for discontinued operations.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  Our investment in Gruppa Florentina, LLC, is accounted for under the equity method. Our investments in Garden Centura, L.P. and LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011 and January 17, 2012, respectively, when they were sold to a third party.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the three months ended March 31, 2012 are listed below:

On January 3, 2012, we recognized the March 23, 2011 sale of 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas to Cross County National Associates, LP, a related party under common control, for a sales price of $1.8 million. The existing mortgage of $0.8 million, secured by the property, was paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel.

On January 17, 2012, we sold 100% of our stock in American Realty Trust, Inc. to One Realco Corporation, a related party under common control, for a sales price of $10.0 million. We provided $10.0 million in seller-financing with a five-year note receivable. The note accrues interest at 3.00% and is payable at maturity on January 17, 2017. The note is fully reserved by the Company.  Subsequent to the sale ART filed for Chapter Eleven bankruptcy protection.

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and $0.7 million in closing costs. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra. Regis will continue to manage the property while under Petra’s ownership and TCI will have an option to repurchase the property during the option term which shall end two years following the commencement of the agreement. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the repurchase option.

On February 7, 2012, we recognized the September 1, 2011 sale of 22.92 acres of land known as Andrew B land, Denton County, Texas to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $1.3 million. We received a credit of $2.1 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $1.2 million on the land parcel.

On February 23, 2012, we sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. We recorded a gain on sale of $3.6 million on the apartment sale.

On February 27, 2012, we re-purchased 100% interest in Cross County National Associates, LP from ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties under common control, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We assumed the existing mortgage of $9.2 million, secured by the property. On March 22, 2011, we sold our ownership in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties under common control, for an amount equal to the re-purchase price.  We did not recognize the March 22, 2011 sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. Upon re-purchasing the ownership interests in the current period, the seller financing note of $0.3 million was cancelled.  There is no change in the financial statements related to the March 22, 2011 sale or the subsequent re-purchase.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and $0.4 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and $0.3 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and $0.1 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party under common control, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 5, 2012, we recognized the September 1, 2011 sale of 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas to TCI Luna Ventures, LLC, a related party under common control, for a sales price of $1.3 million. We received a credit of $1.0 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $0.1 million on the land parcel.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

On March 28, 2012, we sold 29.59 acres of land known as Elm Fork land located in Carrollton, Texas for a sales price of $1.9 million. The existing mortgage of $1.8 million, secured by the property, was paid in full. We recorded a loss on sale of $1.3 million on the land parcel.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party under common control. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of March 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartments and various projects.  During the three months ended March 31, 2012, we have expended $3.1 million on construction and development and capitalized $0.1 million of interest costs.

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

Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	4,097	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,321	Various security interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,097	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,965	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/27	5.25%	2,485	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc.(1)	12/12	5.00%	6,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	4.00%	20,387	Unsecured
One Realco Corporation - ART Sale (1)	01/17	3.00%	10,000	Unsecured
Accrued interest			1,965
Total Performing			$ 114,810

Non-Performing loans:
Ocean Beach Partners, L.P. (1)	12/11	7.00%	3,279	Folsom Land (36 acres in Farmers Branch, TX)
130 Windmill Farms, L.P.	10/11	7.00%	507	Unsecured
Dallas Fund XVII L.P. (2)	10/09	9.00%	1,432	Unsecured
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	1,019	Various secured interest
Accrued interest			346
Total Non-Performing			$ 9,160

Allowance for estimated losses			(23,383)
Total			$ 100,587

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

Investments in unconsolidated joint ventures and other investees consist of the following:

	Percentage ownership as of March 31,
	2012	2011

Garden Centura, L.P. (1)	0.00%	5.00%
Gruppa Florentina, LLC (1)	20.00%	20.00%
LK-Four Hickory, LLC (1)	0.00%	28.57%

(1) Other investees

Our partnership interest in Garden Centura, L.P. in the amount of 5% was accounted for under the equity method because we exercise significant influence over the operations and financial activities.  We guaranteed the notes payable and controlled the day-to-day activities.  Accordingly, the investment was carried at cost, adjusted for the companies’ proportionate share of earnings or losses. Our investments in Garden Centura, L.P. and LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011 and January 17, 2012, respectively, when the investments were sold to a third party.

The following is a summary of the financial position and results of operations from our investees:

	For the Three Months ended March 31,
	2012	2011
Other Investees
Real estate, net of accumulated depreciation	$11,703	$119,203
Notes receivable	5,789	5,118
Other assets	30,751	42,076
Notes payable	(13,670)	(87,381)
Other liabilities	(6,342)	(15,711)
Shareholders' equity/partners capital	(28,231)	(63,305)

Revenue	$11,609	$14,088
Depreciation	(334)	(1,640)
Operating expenses	(10,388)	(11,644)
Gain on land sales	-	-
Interest expense	(302)	(1,185)
Income from continuing operations	$585	$(381)
Income from discontinued operations	-	-
Net income	$585	$(381)

Company's proportionate share of earnings	$117	24

NOTE 5. NOTES PAYABLE

In conjunction with the development of various apartment projects and other developments, we drew down $0.9 million in construction loans during the three months ended March 31, 2012.

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and $0.7 million in closing costs. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and $0.4 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and $0.3 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and $0.1 million in closing costs. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

The properties that we have sold to a related party under common control and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution.  These properties have mortgages that are secured by the property and many have corporate guarantees.  According to the loan documents, we are currently in default on these mortgages primarily due to lack of payment although we are actively involved in discussions with every lender in order to settle or cure the default situation.  We have reviewed each asset and taken impairment in the prior year to the extent we feel the value of the property was less than our current basis

NOTE 6. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities.  We also have other notes payable secured by stock.  The borrowings under such margin arrangements and notes are secured by the equity securities of IOT, TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 4.00% to 10.00% per annum.  Stock-secured notes payable and margin borrowings were $26.5 million at March 31, 2012.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of March 31, 2012 (dollars in thousands):

Pillar
Balance, December 31, 2011	$(10,294)
Cash transfers	(1,835)
Advisory fees	(2,658)
Commissions to Pillar/Regis	(1,388)
Cost reimbursements	(835)
Interest to Advisor	(204)
POA fees	(52)
Net income fee	(42)
Expenses paid by Advisor	(1,037)
Financing (mortgage payments)	1,589
Note receivable with affiliate	6,874
Sales/Purchases transactions	(58)
Intercompany property transfers	9,302
Balance, March 31, 2012	$(638)

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2012 and 2011, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$9,197	$20,536	$544	$-	$41	$30,318
Operating expenses	5,273	9,715	553	279	388	16,208
Depreciation and amortization	1,671	3,886	15	-	(69)	5,503
Mortgage and loan interest	2,995	10,922	62	1,704	2,052	17,735
Interest income	-	-	-		3,340	3,340
Loss on land sales	-	-	-	(1,021)	-	(1,021)
Segment operating gain (loss)	$(742)	$(3,987)	$(86)	$(3,004)	$1,010	$(6,809)
Capital expenditures	447	198	-	5	-	650
Assets	172,663	564,401	192	229,421	-	966,677

Property Sales
Sales price	$-	$21,146	$-	$11,543	$-	$32,689
Cost of sale	-	17,558	-	12,564	-	30,122
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-
Gain (loss) on sale	$-	$3,588	$-	$(1,021)	$-	$2,567

	Commercial
For the Three Months Ended March 31, 2011	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$9,322	$17,798	$520	$270	$8	$27,918
Operating expenses	5,868	8,973	452	577	49	15,919
Depreciation and amortization	1,978	3,376	16	-	(88)	5,282
Mortgage and loan interest	2,495	6,744	62	3,800	1,565	14,666
Interest income	-	-	-		668	668
Gain on land sales	-	-	-	5,344	-	5,344
Segment operating gain (loss)	$(1,019)	$(1,295)	$(10)	$1,237	$(850)	$(1,937)
Capital expenditures	61,254	10,920	2,792	8,924	16	83,906
Assets	182,828	541,572	252	389,805	(18,991)	1,095,466

Property Sales
Sales price	$5,168	$-	$-	$50,532	$-	$55,700
Cost of sale	4,882	-	-	46,328	-	51,210
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	3,851	-	-	1,140	-	4,991
Gain on sale	$4,137	$-	$-	$5,344	$-	$9,481

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended March 31,
For the Three Months Ended March 31, 2012	2012	2011
Segment operating loss	$(6,809)	$(1,937)
Other non-segment items of income (expense)
General and administrative	(3,181)	(3,242)
Advisory fees	(2,658)	(3,522)
Provision on impairment of notes receivable and real estate assets	-	(5,178)
Other income	1,628	1,214
Loss on sale of investments	(362)	-
Equity in earnings of investees	117	(95)
Income tax benefit	1,125	485
Loss from continuing operations	$(10,140)	$(12,275)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended March 31,
	2012	2011
Segment assets	$966,677	$1,095,466
Investments in real estate partnerships	7,848	12,152
Other assets and receivables	178,466	188,530
Assets held for sale	28,663	199,485
Total assets	$1,181,654	$1,495,633

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2012.  Included in discontinued operations are a total of three and 23 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold one apartment complex (Wildflower Villas), one apartment complex was held for sale (Portofino) and one commercial property was held for sale (Clarke Garage). ). In 2011, we sold two apartment complexes (Spyglass, Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw, Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Revenue
Rental	$1,359	$11,176
Property operations	1,027	7,541
	$332	$3,635
Expenses
Interest	(368)	(3,237)
General and administration	(97)	(361)
Depreciation	(242)	(1,906)
Provision on impairment of real estate assets	-	(881)
	$(707)	$(6,385)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(375)	(2,750)
Gain on sale of discontinued operations	3,588	4,137
Income from discontinued operations before tax	$3,213	$1,387
Income tax expense	(1,125)	(485)
Income from discontinued operations	$2,088	$902

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2012 as income from discontinued operations.  This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

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

Partnership Buyouts.    ARL is the limited partner in various partnerships related to the construction of residential properties. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buyout the nonaffiliated partners are limited to development fees earned by the nonaffiliated partners, and are set forth in the respective partnership agreements. agreements.

Litigation.     American Realty Trust, Inc (“ART”) and its subsidiary ART Midwest, Inc have been embroiled in a lawsuit with a Mr. David Clapper and companies related to Mr. Clapper (“The Clapper Entities”) since 1999. The origins of the matter began in 1998 in a transaction whereby ART Midwest was to acquire eight apartments from the Clapper Entities. Through the years there have been ruling both for and against ART in this matter however in October 2011 a final ruling was issued whereby the Clapper Entities were awarded approximately $74 million including $26 million in damages and $48 million in interest. This ruling was against ART and its subsidiary ART Midwest and not the Company or any other subsidiary of the Company.

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

As of December 31, 2011 the Company reserved $10 million which represents 100% of both the asset and book value of ART. In January 2012, the Company sold ART and its subsidiaries for a $10 million note. The note is fully reserved by the Company.  Subsequent to the sale ART filed for Chapter Eleven bankruptcy protection.

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

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”.  The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.  Shares issued during the period shall be weighted for the portion of the period that they were outstanding.   As of March 31, 2012, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding.  These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  As of March 31, 2012, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.  As of March 31, 2012, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

On April 3, 2012, 5.2 acres of land known as Andrew C land, located in Denton, Texas, which was sold to a related party and treated as “subject to sales contract”, was transferred to the lender for credit against the multi-tract loan balance. The sale that was deferred will be recognized in the second quarter of 2012 when ownership transferred to a third party.

On April 5, 2012, we sold a parking garage known as Clarke Garage located in New Orleans, Louisiana for a sales price of $6.0 million.

On April 13, 2012, we recognized the August 20, 2010 sale of Comfort Inn, a 160-room hotel located in Denver, Colorado, which was sold to a related party and treated as “subject to sales contract”. The sale that was deferred will be recognized in the second quarter of 2012 when the property was sold to a third party.

On April 30, 2012, we refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. We paid off the existing mortgage of $10.5 million and $0.5 million in closing costs. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment.  New risks emerge from time-to-time and it is not possible for management to predict all such matters: nor can we assess the impact of all such matter on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as prediction of actual results.  Investors should also refer to our quarterly reports on Form 10-Q for future periods and to other materials we may furnish to the public from time-to-time through Forms 8-K or otherwise as we file them with the SEC.

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the first three months of 2012 we sold $24.0 million of land and income-producing properties.  As of March 31, 2012, we owned 9,097 units in 49 residential apartment communities, 17 commercial properties comprising almost 3.9 million rentable square feet and one hotel containing a total of 161 rooms.  In addition, we owned 5,125 acres of land held for development and a 420-acre holiday resort project in Germany currently in development.

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

Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to TCI and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under similar terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  Regis Realty Prime, LLC (“Regis”) manages our commercial and hotel properties, and provides brokerage services. ARL engages third-party companies to lease and manage its apartment properties.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income.  Our investment in Gruppa Florentina, LLC is accounted for under the equity method. Our investments in Garden Centura, L.P. and LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011 and January 17, 2012, respectively, when they were sold to a third party

Real Estate

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

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we will record interest as earned.

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

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2012 and 2011, we owned or had interests in a portfolio of 67 and 81 income producing properties, respectively.  For discussion purposes, we broke this out between continuing operations and discontinued operations.  The total property portfolio represents all income producing properties held as of March 31 for the period presented.  Sales subsequent to quarter end represent properties that were held as of period end for the periods presented, but sold in the next quarter.  Continuing operations represents all properties that have not been reclassed to discontinued operations as of March 31, 2012 for the periods presented.  The table below shows the number of income producing properties held at the quarter ended:

	March 31,
	2012	2011
Continuing operations	62	55
Discontinued operations	2	15
Total property portfolio	64	70

Comparison of the three months ended March 31, 2012 to the same period ended 2011

Our net loss applicable to common shares decreased $2.3 million as compared to the prior year. The current year net loss applicable to common shares was a loss of $7.5 million, which includes loss on land sales of $1.0 million and net income from discontinued operations of $2.1 million, as compared to the prior year net loss applicable to common shares of $9.8 million, which includes gain on land sales of $5.3 million and net income from discontinued operations, of $0.9 million.

Revenues

Rental and other property revenues were $30.3 million for the three months ended March 31, 2012.  This represents an increase of $2.4 million, as compared to the prior period revenues of $27.9 million.  This change, by segment, is an increase in the apartment portfolio of $2.7 million, offset by decrease in the commercial portfolio of $0.1 million and decrease in the land and other portfolios of $0.2 million.  Within the apartment portfolio, there was an increase of $2.2 million due to the developed properties in the lease-up phase and an increase of $0.5 million in the same property portfolio.  Within the commercial portfolio, the same property portfolio decreased by $0.1 million due to an increase in vacancy, which we attribute to the current state of the economy.  Over the past several years, we have directed our efforts to apartment development and put some of our land development projects on hold until the economic conditions turn around. We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Mortgage and loan interest expense was $17.7 million for the three months ended March 31, 2012.  This represents an increase of $3.0 million, as compared to the prior period interest expense of $14.7 million.  This change, by segment, is an increase in our apartment portfolio of $4.1 million, an increase in our commercial portfolio of $0.5 million, offset by a decrease in our land and other portfolio of $1.6 million.   Within the apartment portfolio, the same apartment portfolio increased $3.0 million due to prepayment penalties paid for the refinancing of four apartment loans in the current period.  The developed properties increased $1.1 million due to properties in the lease-up phase. Once an apartment is completed, the interest expense is no longer capitalized. The decrease in the land and other portfolio was due to land sales.

There was no provision for impairment recorded in the current year.  In the prior year, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold.

Other income (expense)

Interest income was $3.3 million for the three months ended March 31, 2012. This represents an increase of $2.6 million, as compared to the prior period interest income of $0.7 million. The majority of this increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we recorded interest as earned.

Loss on land sales increased for the three months ended March 31, 2012, as compared to the prior period.  In the current period, we sold 461.17 acres of land in five separate transactions for an aggregate sales price of $8.2 million and recorded a loss of $1.0 million.  In the prior period, we sold 230.45 acres of land in 12 separate transactions for an aggregate sales price of $50.1 million and recorded a gain of $5.3 million.

Included in discontinued operations are a total of three and 23 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for the current and prior reporting periods.  In 2012, we sold one apartment complex (Wildflower Villas), one apartment complex was held for sale (Portofino) and one commercial property was held for sale (Clarke Garage). ). In 2011, we sold two apartment complexes (Spyglass, Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw, Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2012	2011
Revenue
Rental	$1,359	$11,176
Property operations	1,027	7,541
	$332	$3,635
Expenses
Interest	(368)	(3,237)
General and administration	(97)	(361)
Depreciation	(242)	(1,906)
Provision on impairment of real estate assets	-	(881)
	$(707)	$(6,385)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(375)	(2,750)
Gain on sale of discontinued operations	3,588	4,137
Income from discontinued operations before tax	$3,213	$1,387
Income tax expense	(1,125)	(485)
Income from discontinued operations	$2,088	$902

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2012	2011	Variance

Net cash used in operating activities	$(22,846)	$(16,303)	$(6,543)
Net cash provided by investing activities	$32,021	$47,048	$(15,027)
Net cash used in financing activities	$(21,326)	$(35,001)	$13,675

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees and land holding costs. Our primary source of cash from operating activities is rental income on properties.  In addition, we have an affiliated account in which excess cash is transferred to or from.  In the current period, we were able to reduce the affiliate payables more than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income producing properties.   We originated $9.3 million in note receivables during the current period.  In addition, we received less proceeds on the sale of land and income producing properties.  The majority of the sales proceeds were used to cover the loan obligations. Sales proceeds are gross of the loan payoffs and assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $60.9 million. We used $6.0 million to make recurring note payments and $56.5 million for maturing notes, including payoffs required on sold and refinanced properties.  $17.1 million of notes payable was a debt assumption related to the sale of an income producing property.
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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2012 and a loss in 2011 and 2010; therefore, it recorded no provision for income taxes.

At March 31, 2012, ARL had a net deferred tax asset of $98.6 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2012, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$183,688	5.04%	$1,837
Total decrease in ARL’s annual net income			1,837
Per share			$0.16

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the first quarter of 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2011			986,750	263,250
January 31, 2012	-	$-	986,750	263,250
February 29, 2012	-	$-	986,750	263,250
March 31, 2012	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2012	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Gene S. Bertcher

Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2012

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Filed herewith