Form 10-Q/A
period 2012-03-31
AMERICAN REALTY INVESTORS INC
filed 2012-05-17
CIK 1102238

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

AMERICAN REALTY INVESTORS, INC.

Date: May 17, 2012	By:	/s/ Daniel J. Moos

Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2012	By:	/s/ Gene S. Bertcher

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