Form 10-Q/A
period 2012-03-31
AMERICAN REALTY INVESTORS INC
filed 2012-06-18
CIK 1102238

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

AMENDMENT NO. 1 TO
QUARTERLY REPORT ON FORM 10-Q FOR
AMERICAN REALTY INVESTORS, INC.

The undersigned Registrant hereby amends the following items, exhibits, or other portions of its Quarterly Report on Form 10Q for the period ended March 31, 2012 as set forth below and as reflected in the substituted pages attached hereto which will replace the same numbered pages in the original filing:

•
Page 4-8, Item 1 “Financial Statements.”  The consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, consolidated statements of comprehensive income(loss) and consolidated statements of cash flow have been revised, in the current period, to reflect the overaccrual of professional fees in the amount of $575,000.  This resulted in a decrease in the General and administrative costs for the current period and a decrease in the Accounts payable and other liabilities.

•	Page 18, Item 1, Note 8 “Operating Segments.” The reduction of General and administrative costs were reflected in the Operating Segments for the current period.
•
Page 25, Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations.”  The Results of Operations were adjusted to reflect the reduction in net loss applicable to common shares for the current period.

•	Exhibit 31.1 – Certification by the Principal Executive Officer required by Securities Exchange Act Rules 13a-14 and 15d-14.
•	Exhibit 31.2 – Certification by the Principal Financial Officer required by Securities Exchange Act Rules 13a-14 and 15d-14.
•	Exhibit 32.1 – Certification pursuant to 18 U.S.C. 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,081,349	$1,120,122
Real estate held for sale at cost, net of depreciation ($3,168 and $1,752,for 2012 and 2011)	28,663	15,015
Real estate subject to sales contracts at cost, net of depreciation ($10,000 and $9,790 in 2012 and 2011)	45,956	49,982
Less accumulated depreciation	(160,628)	(158,489)
Total real estate	995,340	1,026,630
Notes and interest receivable
Performing (including $100,713 and $104,969 in 2012 and 2011 from affiliates and related parties)	114,810	110,136
Non-performing (including $3,279 and $0 in 2012 and 2011 from affiliates and related parties)	9,160	4,787
Less allowance for estimated losses (including $18,962 and $8,962 in 2012 and 2011 from affiliates and related parties)	(23,383)	(13,383)
Total notes and interest receivable	100,587	101,540
Cash and cash equivalents	8,161	20,312
Investments in unconsolidated subsidiaries and investees	7,848	10,746
Other assets (including $22 and $11 in 2012 and 2011 from affiliates and related parties)	69,718	76,243
Total assets	$1,181,654	$1,235,471

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$833,969	$855,619
Notes related to assets held-for-sale	20,089	13,830
Notes related to subject to sales contracts	40,615	44,516
Stock-secured notes payable and margin debt	26,486	26,898
Affiliate payables	638	10,294
Deferred gain (including $77,227 and $71,964 in 2012 and 2011 from sales to related parties)	79,072	78,750
Accounts payable and other liabilities (including $1,861 and $1,822 in 2012 and 2011 to affiliates and related parties)	94,088	110,307
	1,094,957	1,140,214

Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,353,954 shares in 2012 and 2011 (liquidation preference $10 per share), including 900,000 shares in 2012 and 2011 held by subsidiaries	4,908	4,908
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2012 and in 2011	115	115
Treasury stock at cost; 415,785 shares in 2012 and 2011 and 234,314 and 236,587 shares held by TCI as of 2012 and 2011.	(6,395)	(6,395)
Paid-in capital	106,127	105,388
Retained earnings	(53,786)	(47,486)
Accumulated other comprehensive income	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	50,183	55,744
Non-controlling interest	36,514	39,513
Total equity	86,697	95,257
Total liabilities and equity	$1,181,654	$1,235,471

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $167 and $0 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	$30,318	$27,918

Expenses:
Property operating expenses(including $307 and $297 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	16,208	15,919
Depreciation and amortization	5,503	5,282
General and administrative(including $922 and $1,187 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	2,606	3,242
Provision on impairment of notes receivable and real estate assets	-	5,178
Advisory fee to affiliate	2,658	3,522
Total operating expenses	26,975	33,143
Operating income	3,343	(5,225)

Other income (expense):
Interest income(including $3,431 and $466 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	3,340	668
Other income (including $1,500 and $0 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	1,628	1,214
Mortgage and loan interest (including $922 and $306 for the three months ended 2012 and 2011 respectively from affiliates and related parties)	(17,735)	(14,666)
Loss on sale of investments	(362)	-
Earnings from unconsolidated subsidiaries and investees	117	(95)
Total other expenses	(13,012)	(12,879)
Loss before gain on land sales, non-controlling interest, and taxes	(9,669)	(18,104)
Gain (loss) on land sales	(1,021)	5,344
Loss from continuing operations before tax	(10,690)	(12,760)
Income tax benefit	1,125	485
Net loss from continuing operations	(9,565)	(12,275)
Discontinued operations:
Loss from discontinued operations	(375)	(2,750)
Gain on sale of real estate from discontinued operations	3,588	4,137
Income tax expense from discontinued operations	(1,125)	(485)
Net income from discontinued operations	2,088	902
Net loss	(7,477)	(11,373)
Net loss attributable to non-controlling interest	1,177	2,170
Net loss attributable to American Realty Investors, Inc.	(6,300)	(9,203)
Preferred dividend requirement	(613)	(617)
Net loss applicable to common shares	$(6,913)	$(9,820)

Earnings per share - basic
Loss from continuing operations	$(0.78)	$(0.93)
Income from discontinued operations	0.18	0.07
Net loss applicable to common shares	$(0.60)	$(0.86)

Earnings per share - diluted
Loss from continuing operations	$(0.78)	$(0.93)
Income from discontinued operations	0.18	0.07
Net loss applicable to common shares	$(0.60)	$(0.86)

Weighted average common share used in computing earnings per share	11,525,389	11,493,115
Weighted average common share used in computing diluted earnings per share	11,525,389	11,493,115

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(8,388)	$(10,105)
Income from discontinued operations	2,088	902
Net loss	$(6,300)	$(9,203)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2012
(unaudited)
(dollars in thousands)

									Accumulated
	Total	Comprehensive	Series A Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513
Net loss	(7,477)	(7,477)	-	-	-	-	-	(6,300)	-	(1,177)
Sale of controlling interest	1,149	-	-	-	-	-	-	-	-	1,149
Acquisition of non-controlling interest	(69)	-	-	-	-	-	-	-	-	(69)
Sale of non-controlling interest	(1,468)	-	-	-	-	-	1,434			(2,902)
Distribution of non-controlling interest	(82)	-	-	-	-	-	(82)	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(613)	-	-	-	-	-	(613)	-	-	-
Balance, March 31, 2012	$86,697	$(144,917)	$4,908	11,941,174	$115	$(6,395)	$106,127	$(53,786)	$(786)	$36,514

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)

Net loss	$(7,477)	$(11,373)
Other comprehensive loss
Unrealized loss on foreign currency translation	-	(786)
Unrealized gain (loss) on investment securities	-	-
Total other comprehensive loss	-	(786)
Comprehensive loss	(7,477)	(12,159)
Comprehensive loss attributable to non-controlling interest	1,177	2,170
Comprehensive loss attributable to American Realty Investors, Inc.	$(6,300)	$(9,989)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(7,477)	$(11,373)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	1,021	(5,344)
Gain on sale of income producing properties	(3,588)	(4,137)
Depreciation and amortization	5,746	7,188
Provision for impairment of notes receivable and real estate assets	-	6,059
Amortization of deferred borrowing costs	917	1,108
Earnings from unconsolidated subsidiaries and investees	(117)	95
(Increase) decrease in assets:
Accrued interest receivable	(2,544)	(740)
Other assets	-	827
Prepaid expense	68	919
Escrow	7,814	11,227
Rent receivables	(302)	(535)
Affiliate receivable	-	(4,048)
Increase (decrease) in liabilities:
Accrued interest payable	(1,047)	5,677
Affiliate payables	(9,656)	(12,219)
Other liabilities	(13,681)	(11,007)
Net cash used in operating activities	(22,846)	(16,303)

Cash Flow From Investing Activities:
Proceeds from notes receivables	12,776	9,391
Origination of notes receivable	(9,279)	-
Proceeds from sales of income producing properties	18,678	3,912
Proceeds from sale of land	10,897	46,657
Proceeds from sale of investment in unconsolidated real estate entities	-	897
Proceeds from sale of investments	114	-
Investment in unconsolidated real estate entities	2,898	(111)
Improvement of land held for development	(136)	(1,214)
Improvement of income producing properties	(394)	(386)
Acquisition of non-controlling interest	(138)	(23)
Sale of non-controlling interest	(1,468)	-
Sale of controlling interest	1,262	2,012
Construction and development of new properties	(3,189)	(14,087)
Net cash provided by investing activities	32,021	47,048

Cash Flow From Financing Activities:
Proceeds from notes payable	60,915	30,812
Recurring amortization of principal on notes payable	(6,027)	(3,294)
Debt assumption by buyer, part of seller proceeds	(17,073)	-
Payments on maturing notes payable	(56,474)	(64,409)
Stock-secured borrowings and margin debt	-	3,164
Deferred financing costs	(1,972)	(260)
Distributions to non-controlling interests	(82)	(366)
Preferred stock dividends - Series A	(613)	(617)
Repurchase of common stock/treasury stock	-	(62)
Conversion of preferred stock into common stock	-	31
Net cash used in financing activities	(21,326)	(35,001)

Net decrease in cash and cash equivalents	(12,151)	(4,256)
Cash and cash equivalents, beginning of period	20,312	12,649
Cash and cash equivalents, end of period	$8,161	$8,393

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,231	$16,795

Schedule of noncash investing and financing activities:
Notes receivable received from affiliate	$9,279	$-

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2012 and 2011, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$9,197	$20,536	$544	$-	$41	$30,318
Operating expenses	5,273	9,715	553	279	388	16,208
Depreciation and amortization	1,671	3,886	15	-	(69)	5,503
Mortgage and loan interest	2,995	10,922	62	1,704	2,052	17,735
Interest income	-	-	-		3,340	3,340
Loss on land sales	-	-	-	(1,021)	-	(1,021)
Segment operating gain (loss)	$(742)	$(3,987)	$(86)	$(3,004)	$1,010	$(6,809)
Capital expenditures	447	198	-	5	-	650
Assets	172,663	564,401	192	229,421	-	966,677

Property Sales
Sales price	$-	$21,146	$-	$11,543	$-	$32,689
Cost of sale	-	17,558	-	12,564	-	30,122
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-
Gain (loss) on sale	$-	$3,588	$-	$(1,021)	$-	$2,567

	Commercial
For the Three Months Ended March 31, 2011	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$9,322	$17,798	$520	$270	$8	$27,918
Operating expenses	5,868	8,973	452	577	49	15,919
Depreciation and amortization	1,978	3,376	16	-	(88)	5,282
Mortgage and loan interest	2,495	6,744	62	3,800	1,565	14,666
Interest income	-	-	-		668	668
Gain on land sales	-	-	-	5,344	-	5,344
Segment operating gain (loss)	$(1,019)	$(1,295)	$(10)	$1,237	$(850)	$(1,937)
Capital expenditures	61,254	10,920	2,792	8,924	16	83,906
Assets	182,828	541,572	252	389,805	(18,991)	1,095,466

Property Sales
Sales price	$5,168	$-	$-	$50,532	$-	$55,700
Cost of sale	4,882	-	-	46,328	-	51,210
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	3,851	-	-	1,140	-	4,991
Gain on sale	$4,137	$-	$-	$5,344	$-	$9,481

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended March 31,
For the Three Months Ended March 31, 2012	2012	2011
Segment operating loss	$(6,809)	$(1,937)
Other non-segment items of income (expense)
General and administrative	(2,606)	(3,242)
Advisory fees	(2,658)	(3,522)
Provision on impairment of notes receivable and real estate assets	-	(5,178)
Other income	1,628	1,214
Loss on sale of investments	(362)	-
Equity in earnings of investees	117	(95)
Income tax benefit	1,125	485
Loss from continuing operations	$(9,565)	$(12,275)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	For Three Months Ended March 31,
	2012	2011
Segment assets	$966,677	$1,095,466
Investments in real estate partnerships	7,848	12,152
Other assets and receivables	178,466	188,530
Assets held for sale	28,663	199,485
Total assets	$1,181,654	$1,495,633

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

Comparison of the three months ended March 31, 2012 to the same period ended 2011

Our net loss applicable to common shares decreased $2.9 million as compared to the prior year. The current year net loss applicable to common shares was a loss of $6.9 million, which includes loss on land sales of $1.0 million and net income from discontinued operations of $2.1 million, as compared to the prior year net loss applicable to common shares of $9.8 million, which includes gain on land sales of $5.3 million and net income from discontinued operations, of $0.9 million.

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

AMERICAN REALTY INVESTORS, INC.

Date: June 18, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: June 18, 2012	By:	/s/ Gene S. Bertcher
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