Form 10-Q
period 2012-06-30
AMERICAN REALTY INVESTORS INC
filed 2012-08-14
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at August 5, 2012)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,066,094	$1,120,122
Real estate held for sale at cost, net of depreciation ($3,290 for 2012 and $1,752 for 2011)	2,329	15,015
Real estate subject to sales contracts at cost, net of depreciation ($15,042 and $9,790 in 2012 and 2011)	48,515	49,982
Less accumulated depreciation	(154,499)	(158,489)
Total real estate	962,439	1,026,630
Notes and interest receivable
Performing (including $114,613 and $104,969 in 2012 and 2011 from affiliates and related parties)	118,710	110,136
Non-performing (including $0 and $0 in 2012 and 2011 from affiliates and related parties)	5,908	4,787
Less allowance for estimated losses (including $18,962 and $8,962 in 2012 and 2011 from affiliates and related parties)	(23,383)	(13,383)
Total notes and interest receivable	101,235	101,540
Cash and cash equivalents	18,090	20,312
Investments in unconsolidated subsidiaries and investees	7,437	10,746
Other assets (including $21 in 2012 and $11 in 2011 from affiliates and related parties)	71,044	76,243
Total assets	$1,160,245	$1,235,471

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$800,162	$855,619
Notes related to assets held for sale	3,868	13,830
Notes related to subject to sales contracts	55,503	44,516
Stock-secured notes payable and margin debt	26,133	26,898
Affiliate payables	13,816	10,294
Deferred gain (including $75,727 and $71,964 in 2012 and 2011 from sales to related parties)	77,572	78,750
Accounts payable and other liabilities (including $1,925 and $1,822 in 2012 and 2011 to affiliates and related parties)	91,921	110,307
	1,068,975	1,140,214

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2012 and 2011 (liquidation preference $10 per share), including 900,000 shares in 2012 and 2011 held by subsidiaries	4,908	4,908
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2012 and 2011	115	115
Treasury stock at cost; 415,785 shares in 2012 and 2011 and 229,214 and 236,587 shares held by TCI as of 2012 and 2011.	(6,395)	(6,395)
Paid-in capital	107,092	105,388
Retained earnings	(49,121)	(47,486)
Accumulated other comprehensive income	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	55,813	55,744
Non-controlling interest	35,457	39,513
Total equity	91,270	95,257
Total liabilities and equity	$1,160,245	$1,235,471

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $167 and $0 for the three months and $335 and $0 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	$31,016	$29,306	$60,598	$56,480

Expenses:
Property operating expenses (including $258 and $383 for the three months and $550 and $631 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	15,674	15,407	31,087	30,667
Depreciation and amortization	5,393	4,958	10,821	10,162
General and administrative (including $937 and $1,241 for the three months and $1,817 and $2,429 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	935	3,692	3,507	6,915
Provision on impairment of notes receivable and real estate assets	-	444	-	5,622
Advisory fee to affiliate	2,700	3,462	5,359	6,984
Total operating expenses	24,702	27,963	50,774	60,350
Operating income (loss)	6,314	1,343	9,824	(3,870)

Other income (expense):
Interest income (including $4,624 and $1,104 for the three months and $7,865 and $1,603 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	4,723	1,203	8,063	1,871
Other income (including $1,500 and $0 for the three months and $3,000 and $0 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	2,171	551	3,800	1,765
Mortgage and loan interest (including $931 and $1,275 for the three months and $1,853 and $1,580 for the six months ended 2012 and 2011 respectively from affiliates and related parties)	(16,641)	(15,439)	(34,219)	(29,897)
Loss on sale of investments	-	-	(362)	-
Earnings from unconsolidated subsidiaries and investees	33	22	150	(73)
Total other expenses	(9,714)	(13,663)	(22,568)	(26,334)
Loss before gain on land sales, non-controlling interest, and taxes	(3,400)	(12,320)	(12,744)	(30,204)
Gain on land sales	4,738	14,029	3,716	19,373
Income (loss) from continuing operations before tax	1,338	1,709	(9,028)	(10,831)
Income tax benefit	1,537	1,942	2,548	2,351
Net income (loss) from continuing operations	2,875	3,651	(6,480)	(8,480)
Discontinued operations:
Loss from discontinued operations	(277)	(2,130)	(975)	(5,099)
Gain on sale of real estate from discontinued operations	4,668	7,679	8,256	11,816
Income tax expense from discontinued operations	(1,537)	(1,942)	(2,548)	(2,351)
Net income from discontinued operations	2,854	3,607	4,733	4,366
Net income (loss)	5,729	7,258	(1,747)	(4,114)
Net (income) loss attributable to non-controlling interest	(1,064)	7,175	112	9,345
Net income (loss) attributable to American Realty Investors, Inc.	4,665	14,433	(1,635)	5,231
Preferred dividend requirement	(613)	(613)	(1,226)	(1,230)
Net income (loss) applicable to common shares	$4,052	$13,820	$(2,861)	$4,001

Earnings per share - basic
Income (loss) from continuing operations	$0.10	$0.89	$(0.66)	$(0.03)
Income from discontinued operations	0.25	0.31	0.41	0.38
Net income (loss) applicable to common shares	$0.35	$1.20	$(0.25)	$0.35

Earnings per share - diluted
Income (loss) from continuing operations	$0.05	$0.59	$(0.66)	$(0.03)
Income from discontinued operations	0.11	0.21	0.41	0.38
Net income (loss) applicable to common shares	$0.16	$0.80	$(0.25)	$0.35

Weighted average common share used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,509,341
Weighted average common share used in computing diluted earnings per share	25,679,951	17,394,553	11,525,389	11,509,341

Amounts attributable to American Realty Investors, Inc.
Income (loss) from continuing operations	$1,811	$10,826	$(6,368)	$865
Income from discontinued operations	2,854	3,607	4,733	4,366
Net income (loss)	$4,665	$14,433	$(1,635)	$5,231

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2012
(unaudited)
(dollars in thousands)

									Accumulated
	Total	Comprehensive	Series A Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513
Net loss	(1,747)	(1,747)	-	-	-	-	-	(1,635)	-	(112)
Sale of controlling interest	1,149	-	-	-	-	-	-	-	-	1,149
Acquisition of non-controlling interest	(523)	-	-	-	-	-	1,660	-	-	(2,183)
Sale of non-controlling interest	(1,468)	-	-	-	-	-	1,434	-	-	(2,902)
Distribution of non-controlling interest	(172)	-	-	-	-	-	(164)	-	-	(8)
Series A preferred stock cash dividend ($1.00 per share)	(1,226)	-	-	-	-	-	(1,226)	-	-	-
Balance, June 30, 2012	$91,270	$(139,187)	$4,908	11,941,174	$115	$(6,395)	$107,092	$(49,121)	$(786)	$35,457

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
	(dollars in thousands)

Net loss	$(1,747)	$(4,114)
Other comprehensive loss
Unrealized loss on foreign currency translation	-	(786)
Unrealized gain (loss) on investment securities	-	-
Total other comprehensive loss	-	(786)
Comprehensive loss	(1,747)	(4,900)
Comprehensive loss attributable to non-controlling interest	112	9,345
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(1,635)	$4,445

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(1,747)	$(4,114)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(3,716)	(19,373)
Gain on sale of income-producing properties	(8,256)	(11,816)
Depreciation and amortization	11,239	13,873
Provision for impairment of notes receivable and real estate assets	-	6,503
Amortization of deferred borrowing costs	2,902	2,100
Earnings from unconsolidated subsidiaries and investees	(197)	73
(Increase) decrease in assets:
Accrued interest receivable	(6,471)	(813)
Other assets	-	(148)
Prepaid expense	(38)	2,143
Escrow	4,937	11,412
Earnest money	235	(75)
Rent receivables	290	776
Affiliate receivable	-	(4,477)
Increase (decrease) in liabilities:
Accrued interest payable	(6,279)	7,091
Affiliate payables	3,522	(12,219)
Other liabilities	(19,729)	(14,062)
Net cash used in operating activities	(23,308)	(23,126)

Cash Flow From Investing Activities:
Proceeds from notes receivables	16,055	13,806
Origination of notes receivable	(9,279)	(693)
Acquisition of land held for development	(8,503)	-
Proceeds from sales of income-producing properties	53,662	64,361
Proceeds from sale of land	25,248	107,877
Proceeds from sale of investment in unconsolidated real estate entities	-	(9)
Proceeds from sale of investments	132	-
Investment in unconsolidated real estate entities	3,210	709
Improvement of land held for development	(164)	(2,024)
Improvement of income-producing properties	(862)	(733)
Acquisition of non-controlling interest	(359)	(23)
Sale of non-controlling interest	(1,468)	102
Sale of controlling interest	1,149	2,208
Construction and development of new properties	(4,292)	(30,610)
Net cash provided by investing activities	74,529	154,971

Cash Flow From Financing Activities:
Proceeds from notes payable	138,760	141,565
Recurring amortization of principal on notes payable	(15,273)	(8,933)
Debt assumption by buyer, part of seller proceeds	(13,794)	(167,557)
Payments on maturing notes payable	(158,611)	(100,231)
Stock-secured borrowings and margin debt	-	3,164
Deferred financing costs	(3,127)	(469)
Distributions to non-controlling interests	(172)	(294)
Preferred stock dividends - Series A	(1,226)	(1,230)
Repurchase of common stock/treasury stock	-	(62)
Issuance of common stock	-	1
Conversion of preferred stock into common stock	-	31
Net cash used in financing activities	(53,443)	(134,015)

Net decrease in cash and cash equivalents	(2,222)	(2,170)
Cash and cash equivalents, beginning of period	20,312	12,649
Cash and cash equivalents, end of period	$18,090	$10,479

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,589	$32,480

Schedule of noncash investing and financing activities:
Notes receivable received from affiliate	$9,279	$5,380

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”)  under the symbol (“ARL”). Approximately 87.9% of ARL’s stock is owned by affiliated entities.  ARL owns approximately 84.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

ARL invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to TCI and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under similar terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services.  ARL engages third-party companies to lease and manage its apartment properties.  We have no employees.

Properties

We own or had interests in a total property portfolio of 63 income-producing properties as of June 30, 2012.  The properties consisted of:

•	15 commercial properties consisting of 10 office buildings, one industrial warehouse, and four retail centers comprising in aggregate approximately 3.9 million rentable square feet;

•	48 apartment communities totaling 8,873 units, excluding apartments being developed; and

•	4,799 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five apartment projects in 2011 and are in the predevelopment process on several residential apartment communities.  At June 30, 2012, we had no apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

A maritime harbor town is being constructed on the 420 acre site of the former naval base of Olpenitz between the mouth of the River Schlei and the Baltic Sea in the state of Schleswig-Holstein in North Germany. The project is located less than 30 miles from the Danish border. The town will comprise of a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross-country skiing. At the current time over 50 lots in Phase One, of an initial 180, have been sold and are in various stages of construction.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the six months ended June 30, 2012 are listed below:

On January 3, 2012, we recognized the March 23, 2011 sale of 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The existing mortgage of $0.8 million, secured by the property, was paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel.

On January 17, 2012, we sold 100% of our stock in American Realty Trust, Inc. to One Realco Corporation, a related party, for a sales price of $10.0 million. We provided $10.0 million in seller-financing with a five-year note receivable. The note accrues interest at 3.00% and is payable at maturity on January 17, 2017. The note is fully reserved by the Company.  Subsequent to the sale ART filed for Chapter Eleven bankruptcy protection.

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

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

On February 7, 2012, we recognized the September 1, 2011 sale of 22.92 acres of land known as Andrew B land, Denton County, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $2.1 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $1.2 million on the land parcel.

On February 23, 2012, we sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. We recorded a gain on sale of $3.6 million on the apartment sale.

On February 27, 2012, we re-purchased 100% interest in Cross County National Associates, LP from ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We assumed the existing mortgage of $9.2 million, secured by the property. On March 22, 2011, we sold our ownership in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for an amount equal to the re-purchase price.  We did not recognize the March 22, 2011 sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost. Upon re-purchasing the ownership interests in the current period, the seller-financing note of $0.3 million was cancelled.  There is no change in the financial statements related to the March 22, 2011 sale or the subsequent re-purchase.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and paid $1.2 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and paid $1.1 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and paid $0.9 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, we sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

On March 1, 2012, the construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 5, 2012, we recognized the September 1, 2011 sale of 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $1.0 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $0.1 million on the land parcel.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel.

On March 28, 2012, we sold 29.59 acres of land known as Elm Fork land located in Carrollton, Texas for a sales price of $1.9 million. The existing mortgage of $1.9 million, secured by the property, was paid down by $1.8 million. We recorded a loss on sale of $1.3 million on the land parcel.

On March 28, 2012, the construction loan in the amount of $24.2 million that was taken out on February 18, 2010 to fund the development of Blue Ridge apartments, a 290-unit complex, closed into permanent financing. The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On April 1, 2012, we purchased 1,000 shares of stock of Kelly Lot Development, Inc. from Tacco Financial, Inc., a related party, for $5.6 million. This entity owns six land parcels, comprising approximately 52.59 acres of undeveloped land located in Dallas County, Texas, Kaufman County, Texas, Nashville, Tennessee and Tarrant County, Texas, known as Kelly Lots land, Travis Ranch land, Nashville land, Cooks Lane land, Seminary West land and Vineyards land. We assumed the existing mortgages of $0.5 million and $0.4 million, secured by the property. The loans accrue interest at 15.00% and are payable at maturity on May 1, 2013 and November 1, 2013, respectively.

On April 3, 2012, we recognized the September 1, 2011 sale of 5.22 acres of land known as Andrew C land located in Denton, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million. We received a credit of $0.5 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender. We recorded a gain on sale of $0.2 million on the land parcel.

On April 5, 2012, we sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property. We recorded a loss on sale of $0.2 million on the parking garage sale.

On April 13, 2012, we recognized the August 20, 2010 sale of our investment in American Mart Hotel Corporation to ABC Land and Development, Inc., a related party, for a sales price of $3.1 million. This entity owns the Comfort Inn Hotel, a 161-room hotel, located in Denver, Colorado. The buyer assumed the existing mortgage of $3.0 million, secured by the property. We recorded a gain on sale of $3.1 million when the building was sold to a third party.

On April 30, 2012, we refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. We paid off the existing mortgage of $10.5 million and paid $0.7 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

On May 16, 2012, we sold 0.42 acres of land known as 1013 Common Street located in New Orleans, Louisiana for a sales price of $650,000.  All of the sale proceeds went to pay down the existing mortgage, secured by the property.

On May 17, 2012, we sold a 220-unit apartment complex known as Portofino at Mercer Crossing apartments located in Farmers Branch, Texas for a sales price of $26.0 million. The existing mortgage of $19.9 million, secured by the property, was paid in full. We recorded a gain on sale of $2.0 million on the apartment sale.

On May 25, 2012, we refinanced the existing mortgage on Pecan Pointe apartments, a 232-unit complex located in Temple, Texas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.4 million and paid $1.3 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On May 30, 2012, we refinanced the existing mortgage on Blue Lake Villas II apartments, a 70-unit complex located in Waxahachie, Texas, for a new mortgage of $4.1 million. We paid off the existing mortgage of $3.9 million and paid $0.2 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On June 1, 2012, we purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million. This land was purchased for the development of The Mission apartments.

On June 8, 2012, we sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas for a sales price of $5.4 million. We paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel.

On June 19, 2012, the construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 22, 2012, we sold 305 Baronne, a 37,081 square foot building, located in New Orleans, Louisiana for a sales price of $825,000. We paid $0.7 million on an existing mortgage, secured by the property. We recorded a loss on sale of $0.4 million on the building sale.

On June 28, 2012, we refinanced the existing mortgage on Lake Forest apartments, a 222-unit complex located in Houston, Texas, for a new mortgage of $12.8 million. We paid off the existing mortgage of $12.0 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Mission Oaks apartments, a 228-unit complex located in San Antonio, Texas, for a new mortgage of $15.6 million. We paid off the existing mortgage of $14.9 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Paramount Terrace apartments, a 181-unit complex located in Amarillo, Texas, for a new mortgage of $3.2 million. We paid off the existing mortgage of $2.8 million and paid $0.4 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2045.

On June 28, 2012, we refinanced the existing mortgage on Sugar Mill apartments, a 160-unit complex located in Addis, Louisiana, for a new mortgage of $12.0 million. We paid off the existing mortgage of $11.8 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 29, 2012, we sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. We recorded a gain on sale of $1.4 million on the land parcel.

On June 29, 2012, we sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $3.9 million. We recorded a gain on sale of $2.2 million on the land parcel.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of June 30, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartments and various projects.  During the six months ended June 30, 2012, we have expended $4.3 million on construction and development and capitalized $0.1 million of interest costs.

The properties that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution.  These properties have mortgages that are secured by the property and many have corporate guarantees.  According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation.  We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

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

Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	4,097	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,321	Various security interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,097	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/27	5.25%	2,485	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc.(1)	12/12	5.00%	6,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	4.00%	20,387	Unsecured
One Realco Corporation - ART Sale (1)	01/17	3.00%	10,000	Unsecured
Accrued interest			5,864
Total Performing			$ 118,710

Non-Performing loans:
Dallas Fund XVII L.P. (2)	10/09	9.00%	1,432	Unsecured
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Tracy Suttles	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	1,526	Various secured interest
Accrued interest			373
Total Non-Performing			$ 5,908

Allowance for estimated losses			(23,383)
Total			$ 101,235

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

Investments in unconsolidated joint ventures and other investees consist of the following:

	Percentage ownership as of
	June 30, 2012	June 30, 2011

Garden Centura, L.P. (2)	0.00%	5.00%
Gruppa Florentina, LLC (1)	20.00%	20.00%
LK-Four Hickory, LLC (3)	0.00%	28.57%

(1) Other Investees
(2) Other Investees. Investment in Garden Centura, L.P. sold on December 28, 2011.
(3) Other Investees. Investment in LK-Four Hickory, LLC sold on January 17, 2012.

Our partnership interest in Garden Centura, L.P. in the amount of 5% was accounted for under the equity method because we exercise significant influence over the operations and financial activities.  We guaranteed the notes payable and controlled the day-to-day activities.  Accordingly, the investment was carried at cost, adjusted for the companies’ proportionate share of earnings or losses. Our investments in Garden Centura, L.P. and LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011 and January 17, 2012, respectively, when the investments were sold.

The following is a summary of the financial position and results of operations from our investees:

	For the Six Months Ended June 30,
	2012	2011
Other Investees
Real estate, net of accumulated depreciation	$11,694	$118,000
Notes receivable	5,887	5,435
Other assets	31,356	43,060
Notes payable	(13,842)	(88,968)
Other liabilities	(6,514)	(14,294)
Shareholders' equity/partners' capital	(28,581)	(63,233)

Revenue	$19,183	$28,133
Depreciation	(580)	(3,258)
Operating expenses	(17,170)	(23,174)
Gain on land sales	-	-
Interest expense	(498)	(2,485)
Income (loss) from continuing operations	$935	$(784)
Income from discontinued operations	-	-
Net income (loss)	$935	$(784)

Company's proportionate share of earnings (1)	$187	$3

(1)Earnings represent continued and discontinued operatons.

NOTE 5. NOTES PAYABLE

On January 30, 2012, we refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.1 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. We paid off the existing mortgage of $14.6 million and paid $1.2 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and paid $1.1 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, we refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. We paid off the existing mortgage of $10.2 million and paid $0.9 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, the construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 28, 2012, the construction loan in the amount of $24.2 million that was taken out on February 18, 2010 to fund the development of Blue Ridge apartments, a 290-unit complex, closed into permanent financing. The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On April 30, 2012, we refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. We paid off the existing mortgage of $10.5 million and paid $0.7 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

On May 25, 2012, we refinanced the existing mortgage on Pecan Pointe apartments, a 232-unit complex located in Temple, Texas, for a new mortgage of $16.8 million. We paid off the existing mortgage of $16.4 million and paid $1.3 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On May 30, 2012, we refinanced the existing mortgage on Blue Lake Villas II apartments, a 70-unit complex located in Waxahachie, Texas, for a new mortgage of $4.1 million. We paid off the existing mortgage of $3.9 million and paid $0.2 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On June 19, 2012, the construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Lake Forest apartments, a 222-unit complex located in Houston, Texas, for a new mortgage of $12.8 million. We paid off the existing mortgage of $12.0 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Mission Oaks apartments, a 228-unit complex located in San Antonio, Texas, for a new mortgage of $15.6 million. We paid off the existing mortgage of $14.9 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, we refinanced the existing mortgage on Paramount Terrace apartments, a 181-unit complex located in Amarillo, Texas, for a new mortgage of $3.2 million. We paid off the existing mortgage of $2.8 million and paid $0.4 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2045.

On June 28, 2012, we refinanced the existing mortgage on Sugar Mill apartments, a 160-unit complex located in Addis, Louisiana, for a new mortgage of $12.0 million. We paid off the existing mortgage of $11.8 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

In conjunction with the development of various apartment projects and other developments, we drew down $1.3 million in construction loans during the six months ended June 30, 2012.

The properties that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution.  These properties have mortgages that are secured by the property and many have corporate guarantees.  According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation.  We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.

NOTE 6. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities.  We also have other notes payable secured by stock.  The borrowings under such margin arrangements and notes are secured by the equity securities of IOT, TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 4.00% to 10.00% per annum.  Stock-secured notes payable and margin borrowings were $26.1 million at June 30, 2012.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to affiliates as of June 30, 2012 (dollars in thousands):

Pillar
Balance, December 31, 2011	$(10,294)
Cash transfers	336
Advisory fees	(5,359)
Commissions to Pillar/Regis	(2,323)
Cost reimbursements	(1,772)
Interest income from advisor	383
POA fees	(112)
Net income fee	(119)
Expenses paid by Advisor	(1,276)
Financing (mortgage payments)	1,243
Note receivable with affiliate	6,817
Sales/Purchases transactions	(825)
Intercompany property transfers	(515)
Balance, June 30, 2012	$(13,816)

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

Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2012 and 2011, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$9,755	$21,227	$-	$-	$34	$31,016
Operating expenses	5,238	10,256	-	279	(99)	15,674
Depreciation and amortization	1,612	3,850	-	-	(69)	5,393
Mortgage and loan interest	801	12,254	-	1,573	2,013	16,641
Interest income	-	-	-	-	4,723	4,723
Gain on land sales	-	-	-	4,738	-	4,738
Segment operating income (loss)	$2,104	$(5,133)	$-	$2,886	$2,912	$2,769
Capital expenditures	431	37	-	-	-	468
Assets	166,902	561,711	-	231,497	-	960,110

Property Sales
Sales price	$6,825	$25,985	$3,369	$12,650	$-	$48,829
Cost of sales	7,313	23,946	252	7,912	-	39,423
Gain (loss) on sales	$(488)	$2,039	$3,117	$4,738	$-	$9,406

	Commercial
For the Three Months Ended June 30, 2011	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$11,103	$18,025	$-	$200	$(22)	$29,306
Operating expenses	5,260	9,359	-	551	237	15,407
Depreciation and amortization	1,713	3,330	-	-	(85)	4,958
Mortgage and loan interest	2,260	7,979	-	2,786	2,414	15,439
Interest income	-	-	-	-	1,203	1,203
Gain on land sales	-	-	-	14,029		14,029
Segment operating income (loss)	$1,870	$(2,643)	$-	$10,892	$(1,385)	$8,734
Capital expenditures	5	82	-	8,924	16	9,027
Assets	177,298	555,522	-	337,317	-	1,070,137

Property Sales
Sales price	$67,397	$-	$2,525	$60,377	$-	$130,299
Cost of sales	75,274	-	(1,114)	49,338	-	123,498
Recognized prior deferred gain	-	963	-	2,990	10,954	14,907
Gain (loss) on sales	$(7,877)	$963	$3,639	$14,029	$10,954	$21,708

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended June 30,
	2012	2011
Segment operating income	$2,769	$8,734
Other non-segment items of income (expense)
General and administrative	(935)	(3,692)
Advisory fees	(2,700)	(3,462)
Provision on impairment of notes receivable and real estate assets	-	(444)
Other income	2,171	551
Equity in earnings of investees	33	22
Income tax benefit	1,537	1,942
Income from continuing operations	$2,875	$3,651

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2012	2011
Segment assets	$960,110	$1,070,137
Investments in real estate partnerships	7,437	12,138
Other assets and receivables	190,369	186,456
Assets held for sale	2,329	132,620
Total assets	$1,160,245	$1,401,351

	Commercial
For the Six Months Ended June 30, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$18,760	$41,763	$-	$-	$75	$60,598
Operating expenses	10,269	19,970	-	558	290	31,087
Depreciation and amortization	3,223	7,736	-	-	(138)	10,821
Mortgage and loan interest	3,701	23,175	-	3,277	4,066	34,219
Interest income	-	-	-	-	8,063	8,063
Gain on land sales	-	-	-	3,716	-	3,716
Segment operating income (loss)	$1,567	$(9,118)	$-	$(119)	$3,920	$(3,750)
Capital expenditures	877	235	-	285	-	1,397
Assets	166,902	561,711	-	231,497	-	960,110

Property Sales
Sales price	$6,825	$45,610	$3,369	$20,914	$-	$76,718
Cost of sales	7,313	39,983	252	17,198	-	64,746
Gain (loss) on sales	$(488)	$5,627	$3,117	$3,716	$-	$11,972

	Commercial
For the Six Months Ended June 30, 2011	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$20,201	$35,824	$-	$469	$(14)	$56,480
Operating expenses	10,922	18,331	-	1,128	286	30,667
Depreciation and amortization	3,630	6,706	-	-	(174)	10,162
Mortgage and loan interest	4,608	14,724	-	6,586	3,979	29,897
Interest income	-	-	-	-	1,871	1,871
Gain on land sales	-	-	-	19,373	-	19,373
Segment operating income (loss)	$1,041	$(3,937)	$-	$12,128	$(2,234)	$6,998
Capital expenditures	59,392	11,003	-	8,259	-	78,654
Assets	177,298	555,522	-	337,317	-	1,070,137

Property Sales
Sales price	$109,411	$-	$2,525	$110,909	$-	$222,845
Cost of sales	117,002	-	(1,114)	95,777	-	211,665
Recognized prior deferred gain	3,851	963	-	4,241	10,954	20,009
Gain (loss) on sales	$(3,740)	$963	$3,639	$19,373	$10,954	$31,189

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statement of Operations:

	For Six Months Ended June 30,
	2012	2011
Segment operating income (loss)	$(3,750)	$6,998
General and administrative	(3,507)	(6,915)
Advisory fees	(5,359)	(6,984)
Provision on impairment of notes receivable and real estate assets	-	(5,622)
Other income	3,800	1,765
Equity in earnings of investees	150	(73)
Loss on sale of investment	(362)	-
Income tax benefit	2,548	2,351
Loss from continuing operations	$(6,480)	$(8,480)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2012	2011
Segment assets	$960,110	$1,070,137
Investments in real estate partnerships	7,437	12,138
Other assets	190,369	186,456
Assets held for sale	2,329	132,620
Total assets	$1,160,245	$1,401,351

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2012.  Included in discontinued operations are a total of six and 26 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Wildflower Villas and Portofino), two commercial properties (Clarke Garage and 305 Baronne), one hotel (Comfort Inn), and one commercial property held for sale (Dunes Plaza). In 2011, we sold two apartment complexes (Spyglass and Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw and Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Rental	$766	$10,612	$2,861	$22,532
	$766	$10,612	$2,861	$22,532
Expenses
Property operations	(533)	(7,556)	(2,354)	(15,755)
Other income	1	-	3	-
Interest	(113)	(2,928)	(638)	(6,373)
General and administrative	(343)	(532)	(474)	(911)
Depreciation	(102)	(1,726)	(420)	(3,711)
Provision on impairment of real estate assets	-	-	-	(881)
	$(1,090)	$(12,742)	$(3,883)	$(27,631)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(324)	(2,130)	(1,022)	(5,099)
Gain on sale of discontinued operations	4,668	7,679	8,256	11,816
Equity in investee	47	-	47	-
Income from discontinued operations before tax	$4,391	$5,549	$7,281	$6,717
Income tax expense	(1,537)	(1,942)	(2,548)	(2,351)
Net income from discontinued operations	$2,854	$3,607	$4,733	$4,366

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

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2012; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Litigation.     American Realty Trust, Inc (“ART”) and its subsidiary ART Midwest, Inc have been embroiled in a lawsuit with a Mr. David Clapper and companies related to Mr. Clapper (“The Clapper Entities”) since 1999. The origins of the matter began in 1998 in a transaction whereby ART Midwest was to acquire eight apartments from the Clapper Entities. Through the years there have been rulings both for and against ART in this matter; however, in October 2011 a final ruling was issued whereby the Clapper Entities were awarded approximately $74 million, including $26 million in damages and $48 million in interest. This ruling was against ART and its subsidiary ART Midwest and not the Company or any other subsidiary of the Company.

ART believes there were serious errors in the judge’s ruling and has filed an appeal of the judge’s ruling. ART further believes that should the Clapper Entities ultimately prevail that it has claims against a third party who was involved in this matter. These claims cannot be pursued until the main case with the Clapper Group is ultimately resolved.

Should the Clapper Group ultimately prevail, the only defendants in this matter are ART and ART Midwest, Inc., whose total assets and net worth as of December 31, 2011 were approximately $10 million. Neither the Company nor any of its subsidiaries other than ART have guaranteed or indemnified either ART or ART Midwest, Inc.

As of December 31, 2011 the Company reserved $10 million which represents 100% of both the asset and book value of ART. In January 2012, the Company sold ART and its subsidiaries for a $10 million note. The note is fully reserved by the Company.  Subsequent to the sale, ART filed for Chapter Eleven bankruptcy protection.

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

NOTE 11. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”.  The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.  Shares issued during the period shall be weighted for the portion of the period that they were outstanding.   As of June 30, 2012, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding.  These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  As of June 30, 2012, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.  The stock options were anti-dilutive and thus not included in the EPS calculation.  The preferred stock was included in the EPS calculation for the three months ended June 30, 2012 and 2011, but was excluded from the EPS calculation for the six months ended June 30, 2012 and 2011 because the effect of their inclusion would be anti-dilutive.

NOTE 12. SUBSEQUENT EVENTS

On July 11, 2012, Dunes Plaza, a retail shopping center located in Michigan City, Indiana, was sold for a sales price of $3.0 million.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the six months of 2012 we sold $76.7 million of land and income-producing properties.  As of June 30, 2012, we owned 8,873 units in 48 residential apartment communities and 15 commercial properties comprising almost 3.9 million rentable square feet.  In addition, we owned 4,799 acres of land held for development which includes a 420-acre holiday resort project in Germany currently in development.

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

Prime Income Asset Management, LLC (“Prime”) served as the Company’s external Advisor and Cash Manager until April 30, 2011.  Prime also served as an Advisor and Cash Manager to TCI and IOT.  Effective April 30, 2011, Pillar Income Asset Management, Inc. (“Pillar”) became the Company’s external Advisor and Cash Manager under similar terms as the previous agreement with Prime.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services. ARL engages third-party companies to lease and manage its apartment properties.

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

Interest Recognition on Notes Receivable

For notes other than surplus cash notes, we record interest income as earned in accordance with the terms of the related loan agreements.  Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received.  As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments.  Our segments consist of apartments, commercial buildings, hotels, land and other.  For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase.  The same property portfolio consists of properties that were held by us for the entire period for both years being compared.  The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared.  Developed properties in the lease-up phase consist of completed projects that are being leased up.  As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations.  Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio.  Income-producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2012 and 2011, we owned or had interests in a portfolio of 63 and 79 income-producing properties, respectively.  For discussion purposes, we broke this out between continuing operations and discontinued operations.  The total property portfolio represents all income-producing properties held as of June 30 for the period presented.  Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter.  Continuing operations represents all properties that have not been reclassed to discontinued operations as of June 30, 2012 for the periods presented.  The table below shows the number of income-producing properties held at the quarter ended:

	June 30,
	2012	2011
Continuing operations	62	60
Discontinued operations	1	19
Total property portfolio	63	79

Comparison of the three months ended June 30, 2012 to the same period ended 2011

For the three months ended June 30, 2012, we reported net income applicable to common shares of $4.1 million or $0.16 per diluted earnings per share, as compared to a net income applicable to common shares of $13.8 million or $0.80 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $31.0 million for the three months ended June 30, 2012.  This represents an increase of $1.7 million, as compared to the prior period revenues of $29.3 million.  This change, by segment, is an increase in the apartment portfolio of $3.2 million, offset by decrease in the commercial portfolio of $1.4 million and decrease in the land and other portfolios of $0.1 million.  Within the apartment portfolio, there was an increase of $2.2 million due to the developed properties in the lease-up phase and an increase of $1.0 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Within the commercial portfolio, the same property portfolio decreased by $1.4 million. We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

General and administrative expenses were $0.9 million for the three months ended June 30, 2012.  This represents a decrease of $2.8 million, as compared to the prior period expenses of $3.7 million.  The majority of the reduction is related to land and corporate expenses as professional services decreased by $2.5 million and cost reimbursements to our Advisor decreased by $0.3 million.

There was no additional provision for impairment recorded for the three months ended June 30, 2012.

Other income (expense)

Interest income was $4.7 million for the three months ended June 30, 2012. This represents an increase of $3.5 million, as compared to the prior period interest income of $1.2 million. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation. In addition, prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we recorded interest as earned.

Mortgage and loan interest expense was $16.6 million for the three months ended June 30, 2012.  This represents an increase of $1.2 million, as compared to the prior period interest expense of $15.4 million.  This change, by segment, is an increase in our apartment portfolio of $4.3 million, offset by a decrease in our commercial portfolio of $1.4 million, and a decrease in our land and other portfolios of $1.7 million.   Within the apartment portfolio, the same properties increased $3.2 million due to the write-off of the previous loan’s deferred financing charges and prepayment penalties that were paid as part of the closing costs associated with the refinancing of seven apartment loans in the current period.  The developed properties increased $1.1 million due to properties in the lease-up phase. Once construction is completed, interest expense is no longer capitalized. Within the commercial portfolio, the same properties decreased by $1.4 million. This decrease is related to a commercial loan that was in default in 2011 and was accruing interest at the default interest rate.  The loan is no longer in default and is no longer being charged a default rate of interest in the current period. The decrease in the land and other portfolios was due to land sales.

Gain on land sales decreased for the three months ended June 30, 2012, as compared to the prior period.  In the current period, we sold 84.75 acres of land in five separate transactions for an aggregate sales price of $12.7 million and recorded a gain of $4.7 million.  In the prior period, we sold 1,067 acres of land in 19 separate transactions for an aggregate sales price of $60.4 million and recorded a gain of $14.0 million.

Included in discontinued operations are a total of six and 26 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for the current and prior reporting periods.  In 2012, we sold two apartment complexes (Wildflower Villas and Portofino), two commercial properties (Clarke Garage and 305 Baronne), one hotel (Comfort Inn), and one commercial property held for sale (Dunes Plaza). In 2011, we sold two apartment complexes (Spyglass, Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw, Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	June 30,
	2012	2011
Revenue
Rental	$766	$10,612
	$766	$10,612
Expenses
Property operations	(533)	(7,556)
Other income	1	-
Interest	(113)	(2,928)
General and administrative	(343)	(532)
Depreciation	(102)	(1,726)
Provision on impairment of real estate assets	-	-
	$(1,090)	$(12,742)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(324)	(2,130)
Gain on sale of discontinued operations	4,668	7,679
Equity in investee	47	-
Income from discontinued operations before tax	$4,391	$5,549
Income tax expense	(1,537)	(1,942)
Net income from discontinued operations	$2,854	$3,607

Comparison of the six months ended June 30, 2012 to the same period ended 2011

For the six months ended June 30, 2012, we reported a net loss applicable to common shares of $2.9 million or $0.25 per diluted earnings per share, as compared to net income applicable to common shares of $4.0 million or $0.35 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $60.6 million for the six months ended June 30, 2012.  This represents an increase of $4.1 million, as compared to the prior period revenues of $56.5 million.  This change, by segment, is an increase in the apartment portfolio of $6.0 million, offset by a decrease in the commercial portfolio of $1.4 million and decrease in the land and other portfolios of $0.5 million.  Within the apartment portfolio, there was an increase of $4.5 million due to the developed properties in the lease-up phase and an increase of $1.5 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Within the commercial portfolio, the same property portfolio decreased by $1.4 million.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

General and administrative expenses were $3.5 million for the six months ended June 30, 2012.  This represents a decrease of $3.4 million, as compared to the prior period expenses of $6.9 million.  The majority of the reduction is related to land and corporate expenses as professional services decreased by $2.9 million and cost reimbursements to our Advisor decreased by $0.5 million.

There was no additional provision for impairment recorded for the six months ended June 30, 2012.

Other income (expense)

Interest income was $8.1 million for the six months ended June 30, 2012. This represents an increase of $6.2 million, as compared to the prior period interest income of $1.9 million. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation. In addition, prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent that cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we recorded interest as earned.

Mortgage and loan interest expense was $34.2 million for the six months ended June 30, 2012.  This represents an increase of $4.3 million, as compared to the prior period interest expense of $29.9 million.  This change, by segment, is an increase in our apartment portfolio of $8.5 million, offset by a decrease in our commercial portfolio of $0.9 million, and a decrease in our land and other portfolio of $3.3 million.   Within the apartment portfolio, the same properties increased $6.2 million due to the write off of the previous loan’s deferred financing charges and prepayment penalties that were paid as part of the closing costs associated with the refinancing of 11 apartment loans in the current period.  The developed properties increased $2.3 million due to properties in the lease-up phase. Once construction is completed, interest expense is no longer capitalized. Within the commercial portfolio, the same properties decreased by $1.4 million. This decrease is related to a commercial loan that was in default in 2011 and was accruing interest at the default interest rate.  The loan is no longer in default and is no longer being charged a default rate of interest in the current period.  The decrease in the land and other portfolios was due to land sales.

Gain on land sales decreased for the six months ended June 30, 2012, as compared to the prior period.  In the current period, we sold 582.30 acres of land in twelve separate transactions for an aggregate sales price of $20.9 million and recorded a gain of $3.7 million.  In the prior period, we sold 1,298 acres of land in 31 separate transactions for an aggregate sales price of $110.9 million and recorded a gain of $19.4 million.

Included in discontinued operations are a total of six and 26 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for the current and prior reporting periods.  In 2012, we sold two apartment complexes (Wildflower Villas and Portofino), two commercial properties (Clarke Garage and 305 Baronne), one hotel (Comfort Inn), and one commercial property held for sale (Dunes Plaza). In 2011, we sold two apartment complexes (Spyglass, Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw, Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Six Months Ended
	June 30,
	2012	2011
Revenue
Rental	$2,861	$22,532
	$2,861	$22,532
Expenses
Property operations	(2,354)	(15,755)
Other income	3	-
Interest	(638)	(6,373)
General and administrative	(474)	(911)
Depreciation	(420)	(3,711)
Provision on impairment of real estate assets	-	(881)
	$(3,883)	$(27,631)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(1,022)	(5,099)
Gain on sale of discontinued operations	8,256	11,816
Equity in investee	47	-
Income from discontinued operations before tax	$7,281	$6,717
Income tax expense	(2,548)	(2,351)
Net income from discontinued operations	$4,733	$4,366

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from affiliated companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2012	2011	Variance

Net cash used in operating activities	$(23,308)	$(23,126)	$(182)
Net cash provided by investing activities	$74,529	$154,971	$(80,442)
Net cash used in financing activities	$(53,443)	$(134,015)	$80,572

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees and land holding costs. Our primary source of cash from operating activities is rental income on properties.  In addition, we have an affiliated account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   We originated $9.3 million in note receivables during the current period.  In addition, we received less proceeds on the sale of land and income-producing properties.  The majority of the sales proceeds were used to cover loan obligations. Sales proceeds are gross of the loan payoffs and assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $138.8 million. We used $15.3 million to make recurring note payments and $158.6 million for maturing notes, including payoffs required on sold and refinanced properties.  The debt assumption of $13.8 million relates to the sales of income-producing properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2012 and a loss in 2011 and 2010; therefore, it recorded no provision for income taxes.

At June 30, 2012, ARL had a net deferred tax asset of $85.7 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2012, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$155,257	5.12%	$1,553
Total decrease in ARL’s annual net income			1,553
Per share			$0.13

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the second quarter of 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at March 31, 2012			986,750	263,250
April 30, 2012	-	$-	986,750	263,250
May 31, 2012	-	$-	986,750	263,250
June 30, 2012	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Regulation 405 of Rule S-T.

______________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2012

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*	Filed herewith