Form 10-Q
period 2012-09-30
AMERICAN REALTY INVESTORS INC
filed 2012-11-14
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at November 5, 2012)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,056,941	$1,120,122
Real estate held for sale at cost, net of depreciation ($0 for 2012 and $1,752 for 2011)	-	15,015
Real estate subject to sales contracts at cost, net of depreciation ($15,290 and $9,790 in 2012 and 2011)	46,601	49,982
Less accumulated depreciation	(159,747)	(158,489)
Total real estate	943,795	1,026,630
Notes and interest receivable
Performing (including $110,987 and $104,969 in 2012 and 2011 from related parties)	117,767	110,136
Non-performing	4,256	4,787
Less allowance for estimated losses (including $18,962 and $8,962 in 2012 and 2011 from related parties)	(21,704)	(13,383)
Total notes and interest receivable	100,319	101,540
Cash and cash equivalents	6,738	20,312
Investments in unconsolidated subsidiaries and investees	7,625	10,746
Related party receivable	1,063	-
Other assets (including $21 in 2012 and $11 in 2011 from related parties)	74,050	76,243
Total assets	$1,133,590	$1,235,471

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$789,623	$855,619
Notes related to assets held for sale	-	13,830
Notes related to subject to sales contracts	53,442	44,516
Stock-secured notes payable and margin debt	26,737	26,898
Related party payables	-	10,294
Deferred gain (including $74,846 and $71,964 in 2012 and 2011 from sales to related parties)	76,691	78,750
Accounts payable and other liabilities (including $2,007 and $1,822 in 2012 and 2011 to related parties)	95,886	110,307
	1,042,379	1,140,214

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2012 and 2011 (liquidation preference $10 per share), including 900,000 shares in 2012 and 2011 held by subsidiaries	4,908	4,908
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2012 and 2011	115	115
Treasury stock at cost; 415,785 shares in 2012 and 2011 and 229,214 and 236,587 shares held by TCI as of 2012 and 2011	(6,395)	(6,395)
Paid-in capital	106,396	105,388
Retained earnings	(48,559)	(47,486)
Accumulated other comprehensive income	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	55,679	55,744
Non-controlling interest	35,532	39,513
Total equity	91,211	95,257
Total liabilities and equity	$1,133,590	$1,235,471

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $164 and $0 for the three months and $499 and $0 for the nine months ended 2012 and 2011 respectively from related parties)	$28,918	$29,109	$89,515	$85,589

Expenses:
Property operating expenses (including $305 and $274 for the three months and $855 and $872 for the nine months ended 2012 and 2011 respectively from related parties)	16,045	15,990	47,132	46,657
Depreciation and amortization	5,495	5,218	16,317	15,380
General and administrative (including $769 and $1,011 for the three months and $2,587 and $3,440 for the nine months ended 2012 and 2011 respectively from related parties)	1,546	3,641	5,052	10,556
Provision on impairment of notes receivable and real estate assets	-	-	-	5,622
Advisory fee to related party	2,215	3,241	7,573	10,225
Total operating expenses	25,301	28,090	76,074	88,440
Operating income (loss)	3,617	1,019	13,441	(2,851)

Other income (expense):
Interest income (including $2,169 and $448 for the three months and $9,797 and $2,071 for the nine months ended 2012 and 2011 respectively from related parties)	2,280	1,039	10,342	2,910
Other income (including $1,500 and $0 for the three months and $4,500 and $0 for the nine months ended 2012 and 2011 respectively from related parties)	1,535	115	5,334	1,881
Mortgage and loan interest (including $903 and $48 for the three months and $2,756 and $1,628 for the nine months ended 2012 and 2011 respectively from related parties)	(9,790)	(13,813)	(44,009)	(43,710)
Loss on sale of investments	-	91	(361)	91
Earnings from unconsolidated subsidiaries and investees	134	(30)	284	(104)
Total other expenses	(5,841)	(12,598)	(28,410)	(38,932)
Loss before gain on land sales, non-controlling interest, and taxes	(2,224)	(11,579)	(14,969)	(41,783)
Gain (loss) on land sales	2,898	(942)	6,615	18,431
Income (loss) from continuing operations before tax	674	(12,521)	(8,354)	(23,352)
Income tax benefit (expense)	(13)	2,815	2,535	5,166
Net income (loss) from continuing operations	661	(9,706)	(5,819)	(18,186)
Discontinued operations:
Loss from discontinued operations	(621)	(212)	(1,596)	(5,312)
Gain on sale of real estate from discontinued operations	585	8,256	8,840	20,073
Income tax benefit (expense) from discontinued operations	13	(2,815)	(2,535)	(5,166)
Net income (loss) from discontinued operations	(23)	5,229	4,709	9,595
Net income (loss)	638	(4,477)	(1,110)	(8,591)
Net (income) loss attributable to non-controlling interest	(74)	4,830	37	14,175
Net income (loss) attributable to American Realty Investors, Inc.	564	353	(1,073)	5,584
Preferred dividend requirement	(613)	(613)	(1,839)	(1,843)
Net income (loss) applicable to common shares	$(49)	$(260)	$(2,912)	$3,741

Earnings per share - basic
Loss from continuing operations	$-	$(0.48)	$(0.66)	$(0.51)
Income from discontinued operations	-	0.45	0.41	0.83
Net income (loss) applicable to common shares	$-	$(0.03)	$(0.25)	$0.32

Earnings per share - diluted
Loss from continuing operations	$-	$(0.48)	$(0.66)	$(0.51)
Income from discontinued operations	-	0.45	0.41	0.83
Net income (loss) applicable to common shares	$-	$(0.03)	$(0.25)	$0.32

Weighted average common share used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,514,749
Weighted average common share used in computing diluted earnings per share	11,525,389	11,525,389	11,525,389	11,514,749

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$587	$(4,876)	$(5,782)	$(4,011)
Income (loss) from discontinued operations	(23)	5,229	4,709	9,595
Net income (loss)	$564	$353	$(1,073)	$5,584

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2012
(unaudited)
(dollars in thousands)

									Accumulated
			Series A						Other	Non-
	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513
Net income (loss)	(1,110)	(1,110)	-	-	-	-	-	(1,073)	-	(37)
Sale of controlling interest	1,149	-	-	-	-	-	-	-	-	1,149
Acquisition of non-controlling interest	(523)	-	-	-	-	-	1,660	-	-	(2,183)
Sale of non-controlling interest	(1,468)	-	-	-	-	-	1,434	-	-	(2,902)
Distribution of non-controlling interest	(255)	-	-	-	-	-	(247)	-	-	(8)
Series A preferred stock cash dividend ($1.00 per share)	(1,839)	-	-	-	-	-	(1,839)	-	-	-
Balance, September 30, 2012	$91,211	$(138,550)	$4,908	11,941,174	$115	$(6,395)	$106,396	$(48,559)	$(786)	$35,532

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
	(dollars in thousands)

Net loss	$(1,110)	$(8,591)
Other comprehensive loss
Unrealized loss on foreign currency translation	-	-
Unrealized gain (loss) on investment securities	-	-
Total other comprehensive loss	-	-
Comprehensive loss	(1,110)	(8,591)
Comprehensive (income) loss attributable to non-controlling interest	37	14,175
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(1,073)	$5,584

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30,
	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$ (1,110)	$ (8,591)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Gain on sale of land	(6,615)	(18,431)
Gain on sale of income-producing properties	(8,840)	(20,073)
Depreciation and amortization	16,735	19,747
Provision for impairment of notes receivable and real estate assets	-	6,503
Amortization of deferred borrowing costs	2,360	2,517
Earnings from unconsolidated subsidiaries and investees	(284)	104
(Increase) decrease in assets:
Accrued interest receivable	(2,889)	(848)
Other assets	(1,680)	38
Prepaid expense	(182)	2,394
Escrow	2,858	10,321
Earnest money	235	1,414
Rent receivables	444	3,232
Related party receivable	(1,063)	(12,499)
Increase (decrease) in liabilities:
Accrued interest payable	(5,702)	4,681
Related party payables	(10,294)	(12,219)
Other liabilities	(16,644)	6,144
Net cash used in operating activities	(32,671)	(15,566)

Cash Flow From Investing Activities:
Proceeds from notes receivables	16,055	14,546
Origination of notes receivable	(10,266)	(632)
Acquisition of land held for development	(8,503)	-
Proceeds from sales of income-producing properties	56,623	131,710
Proceeds from sale of land	41,041	141,283
Proceeds from sale of investment in unconsolidated real estate entities	-	(9)
Proceeds from sale of investments	132	-
Investment in unconsolidated real estate entities	3,109	543
Improvement of land held for development	(190)	(2,703)
Improvement of income-producing properties	(2,481)	(2,610)
Acquisition of non-controlling interest	(357)	(135)
Sale of non-controlling interest	(1,468)	108
Sale of controlling interest	1,147	2,275
Construction and development of new properties	(4,771)	(40,336)
Net cash provided by investing activities	90,071	244,040

Cash Flow From Financing Activities:
Proceeds from notes payable	139,604	151,309
Recurring amortization of principal on notes payable	(18,944)	(13,860)
Debt assumption by buyer, part of seller proceeds	(13,794)	(217,156)
Payments on maturing notes payable	(172,225)	(152,100)
Stock-secured borrowings and margin debt	-	2,718
Deferred financing costs	(3,521)	(35)
Distributions to non-controlling interests	(255)	(765)
Preferred stock dividends - Series A	(1,839)	(1,843)
Repurchase of common stock/treasury stock	-	(62)
Issuance of common stock	-	30
Conversion of preferred stock into common stock	-	1
Net cash used in financing activities	(70,974)	(231,763)

Net decrease in cash and cash equivalents	(13,574)	(3,289)
Cash and cash equivalents, beginning of period	20,312	12,649
Cash and cash equivalents, end of period	$ 6,738	$ 9,360

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 32,124	$ 47,231

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$ 9,279	$ -

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”)  under the symbol (“ARL”). Approximately 88.2% of ARL’s stock is owned by related parties.  ARL owns approximately 84.7% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.

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

Properties

We own or had interests in a total property portfolio of 62 income-producing properties as of September 30, 2012.  The properties consisted of:

•	14 commercial properties consisting of 10 office buildings, one industrial warehouse, and three retail centers comprising in aggregate approximately 3.7 million rentable square feet;

•	48 apartment communities totaling 8,873 units, excluding apartments being developed; and

•	4,678 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We completed construction on five apartment projects in 2011 and are in the predevelopment process on several residential apartment communities.  At September 30, 2012, we had no apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

A maritime harbor town is being constructed on the 420 acre site of the former naval base of Olpenitz between the mouth of the River Schlei and the Baltic Sea in the state of Schleswig-Holstein in North Germany. The project is located less than 30 miles from the Danish border. The town will be comprised of a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross-country skiing. At the current time over 50 lots in Phase One, of an initial 180, have been sold and are in various stages of construction.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Real estate held for sale

We periodically classify real estate assets as “held for sale”.  An asset is classified as held for sale after the approval of our board of directors and after an active program to sell the asset has commenced.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets.  Upon a decision to no longer market as an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated.  The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations.  Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets.  This classification of operating results as discontinued operations applies retroactively for all periods presented.  Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships.  Related parties include affiliates of the entity, entities for which investments in their equity securities would be required, trusts for the benefits of employees, principal owners of the entities and members of their immediate families, management of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Newly issued accounting standards

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our consolidated statements, including that which we have not yet adopted.  We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE 2. REAL ESTATE ACTIVITY

The highlights of our significant real estate transactions for the nine months ended September 30, 2012 are listed below:

On January 3, 2012, we recognized the March 23, 2011 sale of 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The existing mortgage of $0.8 million, secured by the property, was paid in full when ownership transferred to the existing lender. We recorded a gain on sale of $0.04 million on the land parcel sale.

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

On February 7, 2012, we recognized the September 1, 2011 sale of 22.92 acres of land known as Andrew B land, Denton County, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $2.1 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $1.2 million on the land parcel sale.

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

On March 5, 2012, we recognized the September 1, 2011 sale of 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million. We received a credit of $1.0 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender.  We recorded a gain on sale of $0.1 million on the land parcel sale.

On March 27, 2012, we sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. We recorded a loss on sale of $0.8 million on the land parcel sale.

On March 28, 2012, we sold 29.59 acres of land known as Elm Fork land located in Carrollton, Texas for a sales price of $1.9 million. The existing mortgage of $1.9 million, secured by the property, was paid down by $1.8 million. We recorded a loss on sale of $1.3 million on the land parcel sale.

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

On April 3, 2012, we recognized the September 1, 2011 sale of 5.22 acres of land known as Andrew C land located in Denton, Texas to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million. We received a credit of $0.5 million to satisfy a portion of the multi-tract collateral debt when ownership transferred to the existing lender. We recorded a gain on sale of $0.2 million on the land parcel sale.

On April 5, 2012, we sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property. We recorded a loss on sale of $0.3 million on the parking garage sale.

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

On May 16, we sold 0.42 acres of land known as 1013 Common Street located in New Orleans, Louisiana for a sales price of $650,000.  All of the sale proceeds went to pay down the existing mortgage, secured by the property.

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

On June 1, 2012, we purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million. On June 12, 2012, we sold 13.31 acres of this land parcel to a third party.

On June 8, 2012, we sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas for a sales price of $5.4 million. We paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel sale.

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

On June 29, 2012, we sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. We recorded a gain on sale of $1.4 million on the land parcel sale.

On June 29, 2012, we sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas for a sales price of $3.9 million. We recorded a gain on sale of $2.2 million on the land parcel sale.

On July 1, 2012, we recorded the June 12, 2012 sale of 13.31 acres of land known as Summer Breeze land located in Odessa, Texas, for $2.2 million. We provided $2.2 million in seller-financing with a 15-month note receivable. The note accrues interest at 5% and is payable at maturity on September 8, 2013.  We have deferred the recognition of the gain in accordance with ASC 360-20 due to the buyer’s inadequate initial investment.

On July 11, 2012, we sold Dunes Plaza, a 220,439 square foot retail center and 14.60 acres of land, located in Michigan City, Indiana, for a sales price of $3.0 million. We paid $2.2 million on an existing mortgage, secured by the property and $0.8 million in closing costs and unpaid real estate taxes. We recorded a gain on sale of $0.1 million on the building sale.

On August 10, 2012, we purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid via assumption of debt $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012.

On September 6, 2012, we sold 19.82 acres of land known as McKinney Ranch land located in McKinney, Texas for a sales price of $3.0 million. The existing mortgage of $2.6 million, secured by the property, was paid in full. We recorded a gain on sale of $0.2 million on the land parcel sale.

On September 11, 2012, we sold 7.977 acres of land known as Kinwest Manor land located in Farmers Branch, Texas for a sales price of $2.3 million. The existing multi-collateral mortgage was paid down by $1.2 million.  We recorded a loss on sale of $14,000 on the land parcel sale.

On September 12, 2012, we sold 9.39 acres of land known as Lacy Longhorn land located in Farmers Branch, Texas for a sales price of $3.1 million. All of the sale proceeds were used to pay down a portion of the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $2.1 million on the land parcel sale.

On September 12, 2012, we sold two land parcels, comprising approximately 7.39 acres of undeveloped land located in Dallas, Texas and Farmers Branch, Texas, known as Lacy Longhorn land and Manhattan 2 land, for a sales price of $2.4 million. Seller financing was provided for $1.9 million.  We recorded a gain on sale of $1.3 million on the land parcels sale.

On September 24, 2012, we sold 3.89 acres of land known as Copperridge land located in Dallas, Texas for a sales price of $3.2 million. The existing mortgage of $2.3 million, secured by the property, was paid in full. We recorded a loss on sale of $0.7 million on the land parcel sale.

On September 28, 2012, we sold 40.49 acres of land known as Marine Creek land located in Fort Worth, Texas for a sales price of $1.8 million. All of the sale proceeds were used to pay off the multi-tract collateral debt, secured by the property.  We recorded a gain on sale of $35,000 on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of September 30, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, inadequate initial investment and questionable recovery of investment cost.

We continue to invest in the development of apartments and various projects.  During the nine months ended September 30, 2012, we have expended $4.8 million on construction and development.

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

The company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$ 4,097	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,320	Various security interests
One Realco Corporation (2)	01/17	3.00%	10,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	4.00%	20,387	Unsecured
S Breeze I-V, LLC	09/13	5.00%	2,667	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,097	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/27	5.25%	2,485	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc.(1)	12/12	5.00%	6,000	Unsecured
Accrued interest			2,255
Total Performing			$ 117,767

Non-Performing loans:
130 Windmill Farms, L.P.	10/11	7.00%	$ 507	Unsecured
Leman Development, Ltd.	07/11	7.00%	1,500	Unsecured
Miscellaneous non-related party notes	Various	Various	772	Various secured interest
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Accrued interest			400
Total Non-Performing			$ 4,256

Allowance for estimated losses			(21,704)
Total			$ 100,319

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note

NOTE 4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES AND INVESTEES

Investments in unconsolidated joint ventures and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments in unconsolidated joint ventures and other investees consist of the following:

	Percentage ownership as of
	September 30, 2012	September 30, 2011

Garden Centura, L.P. (2)	0.00%	5.00%
Gruppa Florentina, LLC (1)	20.00%	20.00%
LK-Four Hickory, LLC (3)	0.00%	28.57%

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

The following is a summary of the financial position and results of operations from our investees:

	For the Nine Months Ended September 30,
	2012	2011
Other Investees
Real estate, net of accumulated depreciation	$11,798	$116,596
Notes receivable	6,046	5,538
Other assets	31,903	43,890
Notes payable	(13,864)	(87,594)
Other liabilities	(6,868)	(15,513)
Shareholders' equity/partners capital	(29,015)	(62,917)

Revenue	$30,546	$41,453
Depreciation	(901)	(4,887)
Operating expenses	(27,478)	(33,894)
Gain on land sales	-	-
Interest expense	(798)	(3,770)
Income (loss) from continuing operations	$1,369	$(1,098)
Income from discontinued operations	-	-
Net income (loss)	$1,369	$(1,098)

Company's proportionate share of earnings (losses) (1)	$274	$(28)

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

In conjunction with the development of various apartment projects and other developments, we drew down $2.2 million in construction loans during the nine months ended September 30, 2012.

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

NOTE 6. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities.  We also have other notes payable secured by stock.  The borrowings under such margin arrangements and notes are secured by the equity securities of IOT, TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 4.00% to 10.00% per annum.  Stock-secured notes payable and margin borrowings were $26.7 million at September 30, 2012.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2012 (dollars in thousands):

Pillar
Balance, December 31, 2011	$(10,294)
Cash transfers	13,486
Advisory fees	(7,573)
Commissions to Pillar/Regis	(5,040)
Cost reimbursements	(2,452)
Interest income from advisor	319
POA fees	(140)
Net income fee	(141)
Expenses paid by Advisor	(2,132)
Financing (mortgage payments)	1,567
Note receivable sale	5,338
Sales/Purchases transactions	1,393
Intercompany property transfers	6,732
Balance, September 30, 2012	$1,063

During the ordinary course of business, we have related party transactions that include, but are not limited to rent income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses.  In addition, we have assets and liabilities that include related party amounts.  The related party amounts included in assets and liabilities, and the related party revenues and expenses received/paid are shown on the face of the financial statements.

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2012 and 2011, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2012	Commercial	Apartments	Hotels	Land	Other	Total
Operating revenue	$7,393	$21,519	$-	$-	$6	$28,918
Operating expenses	5,172	10,714	-	160	(1)	16,045
Depreciation and amortization	1,647	3,914	-	-	(66)	5,495
Mortgage and loan interest	493	5,675	-	1,698	1,924	9,790
Interest income	-	-	-	-	2,280	2,280
Gain on land sales	-	-	-	2,898	-	2,898
Segment operating income	$81	$1,216	$-	$1,040	$429	$2,766
Capital expenditures	1,404	269	-	-	-	1,673
Assets	166,696	558,519	-	218,580	-	943,795

Property Sales
Sales price	$3,000	$-	$-	$17,410	$-	$20,410
Cost of sale	2,331	84	-	15,127	-	17,542
Deferred current gain	-	-	-	(615)	-	(615)
Gain (loss) on sale	$669	$(84)	$-	$2,898	$-	$3,483

For the Three Months Ended September 30, 2011	Commercial	Apartments	Hotels	Land	Other	Total
Operating revenue	$8,900	$19,956	$-	$81	$172	$29,109
Operating expenses	5,282	10,278	-	466	(36)	15,990
Depreciation and amortization	1,612	3,680	-	-	(74)	5,218
Mortgage and loan interest	2,992	6,381	-	2,540	1,900	13,813
Interest income	-	-	-	-	1,039	1,039
Gain on land sales	-	-	-	(942)	-	(942)
Segment operating loss	$(986)	$(383)	$-	$(3,867)	$(579)	$(5,815)
Capital expenditures	1,601	10	-	-	-	1,611
Assets	178,021	561,555	-	299,960	-	1,039,536

Property Sales
Sales price	$33,040	$28,690	$27,319	$52,565	$-	$141,614
Cost of sale	29,402	14,601	27,358	53,507	-	124,868
Deferred current gain	-	7,407	-	-	-	7,407
Recognized prior deferred gain	-	-	-	-	(2,025)	(2,025)
Gain (loss) on sale	$3,638	$6,682	$(39)	$(942)	$(2,025)	$7,314

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended September 30,
For the Three Months Ended September 30, 2012	2012	2011
Segment operating income (loss)	$2,766	$(5,815)
Other non-segment items of income (expense)
General and administrative	(1,546)	(3,641)
Advisory fees	(2,215)	(3,241)
Other income	1,535	115
Loss on sale of investments	-	91
Equity in earnings of investees	134	(30)
Income tax benefit (expense)	(13)	2,815
Income (loss) from continuing operations	$661	$(9,706)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2012	2011
Segment assets	$943,795	$1,039,536
Investments in real estate partnerships	7,625	12,499
Other assets and receivables	182,170	191,430
Assets held for sale	-	80,666
Total assets	$1,133,590	$1,324,131

For the Nine Months Ended September 30, 2012	Commercial	Apartments	Hotels	Land	Other	Total
Operating revenue	$26,152	$63,282	$-	$-	$81	$89,515
Operating expenses	15,441	30,684	-	732	275	47,132
Depreciation and amortization	4,871	11,650	-	-	(204)	16,317
Mortgage and loan interest	4,194	28,850	-	4,975	5,990	44,009
Interest income	-	-	-	-	10,342	10,342
Gain on land sales	-	-	-	6,615	-	6,615
Segment operating gain (loss)	$1,646	$(7,902)	$-	$908	$4,362	$(986)
Capital expenditures	2,281	504	-	40	-	2,825
Assets	166,696	558,519	-	218,580	-	943,795

Property Sales
Sales price	$9,825	$45,610	$3,369	$38,324	$-	$97,128
Cost of sale	9,645	40,067	252	32,324	-	82,288
Deferred current gain	-	-	-	(615)	-	(615)
Gain on sale	$180	$5,543	$3,117	$6,615	$-	$15,455

For the Nine Months Ended September 30, 2011	Commercial	Apartments	Hotels	Land	Other	Total
Operating revenue	$29,101	$55,780	$-	$550	$158	$85,589
Operating expenses	16,204	28,609	-	1,594	250	46,657
Depreciation and amortization	5,242	10,386	-	-	(248)	15,380
Mortgage and loan interest	7,601	21,104	-	9,126	5,879	43,710
Interest income	-	-	-	-	2,910	2,910
Gain on land sales	-	-	-	18,431	-	18,431
Segment operating income (loss)	$54	$(4,319)	$-	$8,261	$(2,813)	$1,183
Capital expenditures	1,650	439	-	37	-	2,126
Assets	178,021	561,555	-	299,960	-	1,039,536

Property Sales
Sales price	$142,451	$28,690	$29,844	$180,112	$-	$381,097
Cost of sale	151,695	14,601	26,224	176,550	-	369,070
Deferred current gain	-	7,407	-	-	-	7,407
Recognized prior deferred gain	9,143	963	-	14,869	8,909	33,884
Gain (loss) on sale	$(101)	$7,645	$3,620	$18,431	$8,909	$38,504

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Nine Months Ended
	September 30,
	2012	2011
Segment operating gain (loss)	$(986)	$1,183
Other non-segment items of income (expense)
General and administrative	(5,052)	(10,556)
Advisory fees	(7,573)	(10,225)
Provision on impairment of notes receivable and real estate assets	-	(5,622)
Other income	5,334	1,881
Equity in earnings of investees	284	(104)
Gain (loss) on sale of investment	(361)	91
Income tax benefit	2,535	5,166
Loss from continuing operations	$(5,819)	$(18,186)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2012	2011
Segment assets	$943,795	$1,039,536
Investments in real estate partnerships	7,625	12,499
Other assets	182,170	191,430
Assets held for sale	-	80,666
Total assets	$1,133,590	$1,324,131

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2012.  Included in discontinued operations are a total of six and 26 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for current and prior year reporting periods. In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). In 2011, we sold two apartment complexes (Spyglass and Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, and Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw and Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Rental	$(203)	$6,663	$2,658	$29,195
	$(203)	$6,663	$2,658	$29,195
Expenses
Property operations	(4)	(4,368)	(2,358)	(20,124)
Other income	-	-	3	1
Interest	-	(1,432)	(638)	(7,805)
General and administrative	(367)	(414)	(841)	(1,325)
Depreciation	-	(661)	(420)	(4,371)
Provision on impairment of real estate assets	-	-	-	(883)
	$(371)	$(6,875)	$(4,254)	$(34,507)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(574)	(212)	(1,596)	(5,312)
Gain on sale of discontinued operations	585	8,256	8,840	20,073
Earnings from unconsolidated subsidiaries and investees	(47)	-	-	-
Income (loss) from discontinued operations before tax	$(36)	$8,044	$7,244	$14,761
Income tax benefit (expense)	13	(2,815)	(2,535)	(5,166)
Net income (loss) from discontinued operations	$(23)	$5,229	$4,709	$9,595

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

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2012; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income- producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

NOTE 11. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”.  The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.  Shares issued during the period shall be weighted for the portion of the period that they were outstanding.   As of September 30, 2012, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding.  These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  As of September 30, 2012, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.  As of September 30, 2012, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

None.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months of 2012 we sold $95.8 million of land and income-producing properties.  As of September 30, 2012, we owned 8,873 units in 48 residential apartment communities and 14 commercial properties comprising almost 3.7 million rentable square feet.  In addition, we owned 4,678 acres of land held for development which includes a 420-acre holiday resort project in Germany currently in development.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships.  Related parties include affiliates of the entity, entities for which investments in their equity securities would be required, trusts for the benefits of employees, principal owners of the entities and members of their immediate families, management of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments.  Our segments consist of apartments, commercial buildings, hotels, land and other.  For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase.  The same property portfolio consists of properties that were held by us for the entire period for both years being compared.  The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared.  Developed properties in the lease-up phase consist of completed projects that are being leased up.  As we complete each phase of the project, we lease-up that phase and include those revenues in our continuing operations.  Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio.  Income-producing properties that we have sold during the year are reclassified to discontinued operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2012 and 2011, we owned or had interests in a portfolio of 62 and 71 income-producing properties, respectively.  For discussion purposes, we broke this out between continuing operations and discontinued operations.  The total property portfolio represents all income-producing properties held as of September 30 for the period presented.  Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter.  Continuing operations represents all properties that have not been reclassed to discontinued operations as of September 30, 2012 for the periods presented.  The table below shows the number of income-producing properties held at the quarter ended:

	September 30,
	2012	2011
Continuing operations	62	62
Discontinued operations	0	9
Total property portfolio	62	71

Comparison of the three months ended September 30, 2012 to the same period ended 2011

For the three months ended September 30, 2012, we reported a net loss applicable to common shares of $0.05 million or $0.00 per diluted earnings per share, as compared to a net loss applicable to common shares of $0.3 million or $0.03 per diluted earnings per share for the same period ended 2011.

Expenses

General and administrative expenses were $1.5 million for the three months ended September 30, 2012.  This represents a decrease of $2.1 million, as compared to the prior period expenses of $3.6 million.  The majority of the reduction in general and administrative expenses is related to land and corporate expenses as professional services decreased by $1.8 million and cost reimbursements to our Advisor decreased by $0.3 million.

Advisory fees were $2.2 million for the three months ended September 30, 2012. This represents a decrease of $1.0 million, as compared to the prior period Advisory fees of $3.2 million. The advisory fee is calculated as a percentage of total gross assets and as we sell land and income-producing properties, this fee is reduced in correlation to the decrease in assets.

Other income (expense)

Interest income was $2.3 million for the three months ended September 30, 2012. This represents an increase of $1.3 million, as compared to the prior period interest income of $1.0 million. The majority of the increase is due to the cash received on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.

Other income was $1.5 million for the three months ended September 30, 2012. This represents an increase of $1.4 million, as compared to the prior period other income of $0.1 million.  This relates to the development agreement between UHF and TCI for consulting services related to the development of apartment projects.

Mortgage and loan interest expense was $9.8 million for the three months ended September 30, 2012.  This represents a decrease of $4.0 million, as compared to the prior period interest expense of $13.8 million.  This change, by segment, is a decrease in our apartment portfolio of $0.7 million, a decrease in our commercial portfolio of $2.5 million, and a decrease in our land and other portfolios of $0.8 million.   Within the apartment portfolio, the same properties decreased $1.6 million and the developed properties increased $0.9 million due to properties in the lease-up phase. For the developed properties, once construction is completed, interest expense is no longer capitalized. Within the commercial portfolio, the same properties decreased by $2.5 million. This decrease is related to a commercial loan that was in default in 2011 and was accruing interest at the default interest rate.  The loan is no longer in default and is no longer being charged a default rate of interest in the current period. The decrease in the land and other portfolios was due to land sales.

Gain on land sales increased for the three months ended September 30, 2012, as compared to the prior period.  In the current period, we sold 102.28 acres of land in seven separate transactions for an aggregate sales price of $16.1 million and recorded a gain of $2.9 million.  In the prior period, we sold 3,068.60 acres of land in eight separate transactions for an aggregate sales price of $52.6 million and recorded a loss of $0.9 million.

Included in discontinued operations are a total of six and 26 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for the current and prior reporting periods.  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). In 2011, we sold two apartment complexes (Spyglass and Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw and Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).  The gain on sale of the income-producing properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	September 30,
	2012	2011
Revenue
Rental	$(203)	$6,663
	$(203)	$6,663
Expenses
Property operations	(4)	(4,368)
Interest	-	(1,432)
General and administrative	(367)	(414)
Depreciation	-	(661)
	$(371)	$(6,875)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(574)	(212)
Gain on sale of discontinued operations	585	8,256
Earnings from unconsolidated subsidiaries and investees	(47)	-
Income (loss) from discontinued operations before tax	$(36)	$8,044
Income tax benefit (expense)	13	(2,815)
Net income (loss) from discontinued operations	$(23)	$5,229

Comparison of the nine months ended September 30, 2012 to the same period ended 2011

For the nine months ended September 30, 2012, we reported a net loss applicable to common shares of $2.9 million or $0.25 per diluted earnings per share, as compared to net income applicable to common shares of $3.7 million or $0.32 per diluted earnings per share for the same period ended 2011.

Revenues

Rental and other property revenues were $89.5 million for the nine months ended September 30, 2012.  This represents an increase of $3.9 million, as compared to the prior period revenues of $85.6 million.  This change, by segment, is an increase in the apartment portfolio of $7.5 million, offset by a decrease in the commercial portfolio of $3.0 million and decrease in the land and other portfolios of $0.6 million.  Within the apartment portfolio, there was an increase of $5.3 million due to the developed properties in the lease-up phase and an increase of $2.2 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Within the commercial portfolio, the same property portfolio decreased by $3.0 million, primarily due to miscellaneous non-recurrring revenue received in the prior period.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

General and administrative expenses were $5.1 million for the nine months ended September 30, 2012.  This represents a decrease of $5.5 million, as compared to the prior period expenses of $10.6 million.  The majority of the reduction in general and administrative expenses is related to land and corporate expenses as professional services decreased by $4.6 million and cost reimbursements to our Advisor decreased by $0.9 million.

There was no additional provision for impairment recorded for the nine months ended September 30, 2012.

Advisory fees were $7.6 million for the nine months ended September 30, 2012. This represents a decrease of $2.6 million, as compared to the prior period Advisory fees of $10.2 million. The advisory fee is calculated as a percentage of total gross assets and as we sell land and income-producing properties, this fee is reduced in correlation to the decrease in assets.

Other income (expense)

Interest income was $10.3 million for the nine months ended September 30, 2012. This represents an increase of $7.4 million, as compared to the prior period interest income of $2.9 million. The majority of the increase is due to the cash receipts on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.

Other income was $5.3 million for the nine months ended September 30, 2012. This represents an increase of $3.4 million, as compared to the prior period other income of $1.9 million.  This relates to the development agreement between UHF and TCI for consulting services related to the development of apartment projects.

Gain on land sales decreased for the nine months ended September 30, 2012, as compared to the prior period.  In the current period, we sold 684.58 acres of land in 16 separate transactions for an aggregate sales price of $35.1 million and recorded a gain of $6.6 million.  In the prior period, we sold 4,360.24 acres of land in 39 separate transactions for an aggregate sales price of $163.5 million and recorded a gain of $18.4 million.

Included in discontinued operations are a total of six and 26 properties as of 2012 and 2011, respectively.  Properties sold in 2012 have been reclassified to discontinued operations for the current and prior reporting periods.  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn).  In 2011, we sold two apartment complexes (Spyglass and Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw and Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).  The gain on sale of the income-producing properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2012	2011
Revenue
Rental	$2,658	$29,195
	$2,658	$29,195
Expenses
Property operations	(2,358)	(20,124)
Other income	3	1
Interest	(638)	(7,805)
General and administrative	(841)	(1,325)
Depreciation	(420)	(4,371)
Provision on impairment of real estate assets	-	(883)
	$(4,254)	$(34,507)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(1,596)	(5,312)
Gain on sale of discontinued operations	8,840	20,073
Income from discontinued operations before tax	$7,244	$14,761
Income tax expense	(2,535)	(5,166)
Net income from discontinued operations	$4,709	$9,595

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

We draw on multiple financing sources to fund our long-term capital needs.  We generally fund our development projects with construction loans.  Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements.  Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet its liquidity requirements.  Although the past cannot predict the future, historically, management has been successful at extending a portion of our current maturity obligations and selling assets as necessary to meet current obligations.

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2012	2011	Variance

Net cash used in operating activities	$(32,671)	$(15,566)	$(17,105)
Net cash provided by investing activities	$90,071	$244,040	$(153,969)
Net cash used in financing activities	$(70,974)	$(231,763)	$160,789

Our primary use of cash for operations is daily operating costs, general and administrative, advisory fees and land holding costs. Our primary source of cash from operating activities is rental income on properties.  In addition, we invest surplus cash with our Advisor.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   We originated $10.3 million in note receivables during the current period.  In addition, we received less proceeds on the sale of land and income-producing properties.  The majority of the sales proceeds were used to cover loan obligations. Sales proceeds are gross of the loan payoffs and assumptions.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $139.6 million. We used $18.9 million to make recurring note payments and $172.2 million for maturing notes, including payoffs required on sold and refinanced properties.  The debt assumption of $13.8 million relates to the sales of income-producing properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2012 and a loss in 2011 and 2010, therefore, it recorded no provision for income taxes.

At September 30, 2012, ARL had a net deferred tax asset of $97.3 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, ARL joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2012, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$139,269	4.60%	$1,393
Total decrease in ARL’s annual net income			1,393
Per share			$0.12

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the third quarter of 2012:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at June 30, 2012			986,750	263,250
July 31, 2012	-	$-	986,750	263,250
August 31, 2012	-	$-	986,750	263,250
September 30, 2012	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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
__________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2012	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.

EXHIBITS TO

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2012

Exhibit Number	Description of Exhibits
31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________
*	Filed herewith