Form 10-K
period 2012-12-31
AMERICAN REALTY INVESTORS INC
filed 2013-04-08
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes  ☐    No   ☒
The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $2,838,816 based upon a total of 1,455,803 shares held as of June 30, 2012 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.
As of March 20, 2013, there were 11,525,389 shares of common stock outstanding.

Documents Incorporated By Reference:

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc.; Commission File No. 001-14784

Consolidated Financial Statements of Transcontinental Realty Investors, Inc.; Commission File No. 001-09240

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

Approximately 87.4% of ARL’s stock is owned by related entities. ARL subsidiaries own approximately 83.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). ARL has consolidated TCI’s accounts and operations since March 2003.  TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).  Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  IOT’s common stock is traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

ARL’s Board of Directors is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc., a Nevada corporation (“Pillar”), under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOT.  The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOT.  The officers of ARL also serve as officers of TCI, IOT and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services.  Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”).  Regis Hotel I, LLC, managed the Company’s hotel investments.  ARL engages third-party companies to lease and manage its apartment properties.

The Company’s subsidiary, TCI, has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

At December 31, 2012, our income-producing properties consisted of:

•    14 commercial properties consisting of 10 office buildings, one industrial warehouse, and three retail properties comprising in aggregate approximately 3.7 million square feet;

•    48 residential apartment communities totaling 8,873 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2012:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alaska			1	20,715
Arkansas	4	678
Colorado
Florida			1	6,722
Illinois			1	306,609
Kansas	1	320
Louisiana-New Orleans			3	1,313,525
Louisiana-Other	2	384
Mississippi	7	568	1	26,000
Ohio	1	200
Oklahoma			1	225,566
Tennessee	2	312
Texas-Greater Dallas-Ft Worth	19	3,712	5	1,652,986
Texas-Greater Houston	3	656
Texas-San Antonio	2	468
Texas-Temple	1	232
Texas-Other	6	1,343
Wisconsin			1	122,205
Total	48	8,873	14	3,674,328

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

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At December 31, 2012, we had no apartment projects in development.  The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

A maritime harbor town is being constructed on the 420 acre site, of which half is water area, of the former naval base of Olpenitz between the mouth of the River Schlei and the Baltic Sea in the state of Schleswig-Holstein in North Germany. The project is located less than 30 miles from the Danish border. The town will comprise of a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross country skiing.  The development project is expected to the biggest holiday resort in northern Europe.  Due to mismanagement by the third party developer hired to run the project, the ownership entity was forced to file for insolvency and the Company is working in cooperation with the insolvency manager in order to secure the future of our investment and the development project.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2012, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

		Date(s)			Primary
Property	Location	Acquired	Acres	Cost	Intended Use

Capital City Center	Jackson, MS	2007-2008	8	$12,156	Mixed use
Meloy Portage	Kent, OH	2004	53	4,174	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	112	13,880	Mixed use
Mercer Crossing	Dallas, TX	1996-2008	449	65,340	Mixed use
Port Olpenitz	Kappeln, Germany	2008	420	32,175	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,547	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,315	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	173	1,072	Single-family residential
Windmill Farms (1)	Kaufman County, TX	2006	2,900	43,675	Single-family residential
Other Land Holdings	Various	1990-2008	420	20,951	Various
Total Land Holdings			4,657	$212,285

(1) Windmill Farms Land was acquired by a subsidiary of ARL in 2006 and subsequently sold to TCI in 2011.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2012 are discussed below:

On January 3, 2012, TCI’s 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. TCI recorded a gain on sale of $0.04 million on the land parcel sale.

On January 17, 2012, we sold 100% of our stock in American Realty Trust, Inc., to One Realco Corporation, a related party, for a sales price of $10.0 million. We provided $10.0 million in seller-financing with a five-year note receivable. The note accrues interest at 3.00% and is payable at maturity on January 17, 2017. The note is fully reserved by the Company.  Subsequent to the sale, ART filed for Chapter 11 bankruptcy protection.

On January 30, 2012, TCI refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. TCI paid off the existing mortgage of $16.1 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties. Regis will continue to manage the property while under Petra’s ownership and TCI will have an option to re-acquire the property during the option term which shall end two years following the commencement of the agreement. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.

On February 7, 2012, TCI’s 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $1.2 million on the land parcel sale.

On February 23, 2012, TCI sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas to an independent third party, for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. TCI recorded a gain on sale of $3.6 million on the apartment sale.

On February 27, 2012, we re-purchased 100% interest in Cross County National Associates, LP from ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We assumed the existing mortgage of $9.2 million, secured by the property. On March 22, 2011, we sold our ownership in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for an amount equal to the re-purchase price.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  Upon re-purchasing the ownership interests in the current period, the seller-financing note of $0.3 million was cancelled.  There is no change in the financial statements related to the March 22, 2011 sale or the subsequent re-acquisition.

On February 29, 2012, TCI refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. TCI paid off the existing mortgage of $14.6 million and paid $1.2 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, TCI refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. We paid off the existing mortgage of $17.0 million and paid $1.1 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, TCI refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. TCI paid off the existing mortgage of $10.2 million and paid $0.9 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, TCI sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, TCI re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 1, 2012, the TCI construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 5, 2012, TCI’s 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.1 million on the land parcel sale.

On March 27, 2012, TCI sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas to an independent third party, for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. TCI recorded a loss on sale of $0.8 million on the land parcel sale.

On March 28, 2012, the TCI construction loan in the amount of $24.2 million that was taken out on February 18, 2010 to fund the development of Blue Ridge apartments, a 290-unit complex, closed into permanent financing. The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On March 28, 2012, we sold 29.59 acres of land known as Elm Fork land located in Carrollton, Texas to an independent third party, for a sales price of $1.9 million. The existing mortgage of $1.9 million, secured by the property, was paid down by $1.8 million. We recorded a loss on sale of $1.3 million on the land parcel sale.

On April 1, 2012, TCI purchased 1,000 shares of stock of Kelly Lot Development, Inc. from Tacco Financial, Inc., a related party, for $5.6 million. This entity owns six land parcels, comprising approximately 52.59 acres of undeveloped land located in Dallas County, Texas, Kaufman County, Texas, Nashville, Tennessee and Tarrant County, Texas, known as Kelly Lots land, Travis Ranch land, Nashville land, Cooks Lane land, Seminary West land and Vineyards land. TCI assumed the existing mortgages of $0.5 million and $0.4 million, secured by the property. The loans accrue interest at 15.00% and are payable at maturity on May 1, 2013 and November 1, 2013, respectively.

On April 3, 2012, TCI’s 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.2 million on the land parcel sale.

On April 5, 2012, TCI sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana to an independent third party, for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property.  TCI recorded a loss on sale of $0.3 million on the parking garage sale.

On April 13, 2012, we sold a 161-room Hotel, known as Comfort Inn located in Denver, Colorado.  The entity that owned this hotel, American Mart Hotel Corporation was sold on August 20, 2010 to ABC Land and Development, Inc., a related party, for a sales price of $3.1 million, payable by assumption of the existing mortgage of $3.0 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale that met the requirements of ASC 360-20 took place on April 13, 2012.  We recorded a gain on sale of $3.1 million when the building was sold to a third party.

On April 30, 2012, TCI refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. TCI paid off the existing mortgage of $10.5 million and paid $0.7 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

On May 16, 2012, TCI sold 0.42 acres of land known as 1013 Common Street located in New Orleans, Louisiana to an independent third party, for a sales price of $650,000.  All of the sale proceeds went to pay down an existing mortgage, secured by the property.

On May 17, 2012, TCI sold a 220-unit apartment complex known as Portofino at Mercer Crossing apartments located in Farmers Branch, Texas to an independent third party, for a sales price of $26.0 million. The existing mortgage of $19.9 million, secured by the property, was paid in full. TCI recorded a gain on sale of $2.0 million on the apartment sale.

On May 25, 2012, TCI refinanced the existing mortgage on Pecan Pointe apartments, a 232-unit complex located in Temple, Texas, for a new mortgage of $16.8 million.  TCI paid off the existing mortgage of $16.4 million and paid $1.3 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On May 30, 2012, TCI refinanced the existing mortgage on Blue Lake Villas II apartments, a 70-unit complex located in Waxahachie, Texas, for a new mortgage of $4.1 million. TCI paid off the existing mortgage of $3.9 million and paid $0.2 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On June 1, 2012, TCI purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million from an independent third party. On June 12, 2012, TCI sold 13.31 acres of this land parcel to an independent third party.

On June 8, 2012, TCI sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $5.4 million. TCI paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel sale.

On June 19, 2012, the TCI construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 22, 2012, TCI sold 305 Baronne, a 37,081 square foot building, located in New Orleans, Louisiana to an independent third party, for a sales price of $825,000. TCI paid $0.7 million on an existing mortgage, secured by the property. TCI recorded a loss on sale of $0.4 million on the building sale.

On June 28, 2012, TCI refinanced the existing mortgage on Lake Forest apartments, a 222-unit complex located in Houston, Texas, for a new mortgage of $12.8 million. TCI paid off the existing mortgage of $12.0 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, TCI refinanced the existing mortgage on Mission Oaks apartments, a 228-unit complex located in San Antonio, Texas, for a new mortgage of $15.6 million. TCI paid off the existing mortgage of $14.9 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, TCI refinanced the existing mortgage on Paramount Terrace apartments, a 181-unit complex located in Amarillo, Texas, for a new mortgage of $3.2 million. TCI paid off the existing mortgage of $2.8 million and paid $0.4 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2045.

On June 28, 2012, TCI refinanced the existing mortgage on Sugar Mill apartments, a 160-unit complex located in Addis, Louisiana, for a new mortgage of $12.0 million. TCI paid off the existing mortgage of $11.8 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 29, 2012, TCI sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. TCI recorded a gain on sale of $1.4 million on the land parcel sale.

On June 29, 2012, TCI sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $3.9 million. TCI recorded a gain on sale of $2.2 million on the land parcel sale.

On July 1, 2012, TCI recorded the June 12, 2012 sale of 13.31 acres of land known as Summer Breeze land located in Odessa, Texas to an independent third party, for $2.2 million. TCI provided $2.2 million in seller-financing with a 15-month note receivable. The note accrues interest at 5% and is payable at maturity on September 8, 2013.  The Company has deferred the recognition of the gain in accordance with ASC 360-20 due to the buyer’s inadequate initial investment.

On July 11, 2012, TCI sold Dunes Plaza, a 220,439 square foot retail center and 14.60 acres of land, located in Michigan City, Indiana to an independent third party, for a sales price of $3.0 million. TCI paid $2.2 million on an existing mortgage, secured by the property and $0.8 million in closing costs and unpaid real estate taxes. TCI recorded a gain on sale of $0.1 million on the building sale.

On August 10, 2012, TCI purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On September 6, 2012, TCI sold 19.82 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $3.0 million. The existing mortgage of $2.6 million, secured by the property, was paid in full. TCI recorded a gain on sale of $0.2 million on the land parcel sale.

On September 11, 2012, TCI sold 7.977 acres of land known as Kinwest Manor land located in Farmers Branch, Texas to an independent third party, for a sales price of $2.3 million. The existing multi-collateral mortgage was paid down by $1.2 million.  TCI recorded a loss on sale of $14,000 on the land parcel sale.

On September 12, 2012, TCI sold 9.39 acres of land known as Lacy Longhorn land located in Farmers Branch, Texas to an independent third party, for a sales price of $3.1 million. All of the sale proceeds were used to pay down a portion of the multi-tract collateral debt, secured by the property.  TCI recorded a gain on sale of $2.1 million on the land parcel sale.

On September 12, 2012, TCI sold two land parcels, comprising approximately 7.39 acres of undeveloped land located in Dallas, Texas and Farmers Branch, Texas, known as Lacy Longhorn land and Manhattan 2 land to an independent third party, for a sales price of $2.4 million. Seller-financing was provided for $1.9 million.  TCI recorded a gain on sale of $1.3 million on the land parcels sale.

On September 24, 2012, TCI sold 3.89 acres of land known as Copperridge land located in Dallas, Texas to an independent third party for a sales price of $3.2 million. The existing mortgage of $2.3 million, secured by the property, was paid in full. TCI recorded a loss on sale of $0.7 million on the land parcel sale.

On September 28, 2012, TCI sold 40.49 acres of land known as Marine Creek land located in Fort Worth, Texas to an independent third party, for a sales price of $1.8 million. All of the sale proceeds were used to pay off the multi-tract collateral debt, secured by the property.  TCI recorded a gain on sale of $35,000 on the land parcel sale.

On December 31, 2012, TCI’s 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, TCI sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  TCI will not record a gain or loss on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

We continue to invest in the development of apartments and various projects.  During the twelve months ended December 31, 2012, we have expended $5.8 million on construction and development.

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

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence”, ARL competes with related parties of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed ARL that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

We had total indebtedness at December 31, 2012 of approximately $869.9 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

On December 31, 2012, our portfolio consisted of 62 income producing properties consisting of 48 apartments totaling 8,873 units, 14 commercial properties. Consisting of 10 office buildings, one industrial warehouse, and three retail centers.  In addition, we own or control 4,657 acres of improved and unimproved land held for future development or sale. The average annual dollar per square foot for the Company’s residential apartment portfolio is $10.67 and $10.13 for the commercial portfolio. The table below shows information relating to those properties.

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.80%
Blue Lake Villas I	Waxahachie, TX	186	92.50%
Blue Lake Villas II	Waxahachie, TX	70	94.30%
Blue Ridge	Midland, TX	290	100.00%
Breakwater Bay	Beaumont, TX	176	97.20%
Bridgewood Ranch	Kaufman, TX	106	91.50%
Capitol Hill	Little Rock, AR	156	93.60%
Curtis Moore Estates	Greenwood, MS	104	93.30%
Dakota Arms	Lubbock, TX	208	96.20%
David Jordan Phase II	Greenwood, MS	32	93.80%
David Jordan Phase III	Greenwood, MS	40	90.00%
Desoto Ranch	DeSoto, TX	248	93.50%
Dorado Ranch	Odessa, TX	224	100.00%
Falcon Lakes	Arlington, TX	248	96.00%
Heather Creek	Mesquite, TX	200	98.00%
Huntington Ridge	DeSoto, TX	198	93.90%
Laguna Vista	Dallas, TX	206	94.70%
Lake Forest	Houston, TX	240	95.80%
Legends of El Paso	El Paso, TX	240	85.80%
Lodge at Pecan Creek	Denton, TX	192	97.40%
Mansions of Mansfield	Mansfield, TX	208	93.30%
Mariposa Villas	Dallas, TX	216	96.30%
Mission Oaks	San Antonio, TX	228	97.40%
Monticello Estate	Monticello, AR	32	96.90%
Northside on Travis	Sherman, TX	200	95.00%
Paramount Terrace	Amarillo. TX	181	91.70%
Parc at Clarksville	Clarksville, TN	168	87.50%
Parc at Denham Springs	Denham Springs, LA	224	97.30%
Parc at Maumelle	Little Rock, AR	240	92.90%
Parc at Metro Center	Nashville, TN	144	100.00%
Parc at Rogers	Rogers, AR	250	98.40%
Pecan Pointe	Temple, TX	232	96.60%
Preserve at Pecan Creek	Denton, TX	192	94.30%
River Oaks	Wylie, TX	180	93.90%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	86.10%
Savoy of Garland	Garland, TX	144	97.20%
Sonoma Court	Rockwall, TX	124	99.20%
Stonebridge at City Park	Houston, TX	240	96.30%
Sugar Mill	Baton Rouge, LA	160	95.60%
Toulon	Gautier, MS	240	97.50%
Treehouse	Irving, TX	160	93.10%
Vistas of Pinnacle Park	Dallas, TX	332	94.30%
Vistas of Vance Jackson	San Antonio, TX	240	96.30%
Whispering Pines	Topeka, KS	320	92.20%
Windsong	Fort Worth, TX	188	95.20%
	Total Apartment Units	8,359

Apartment Subject to Sales Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	98.00%
	Total Apartments Subject to Sale	200

Apartment Held for Sale	Location	Units	Occupancy
Verandas at City View	Fort Worth, TX	314	95.20%
	Total Apartments Held for Sale	314
	Total Apartments	8,873

Office Buildings	Location	SqFt	Occupancy
225 Baronne (1)	New Orleans, LA	422,037	0.00%
600 Las Colinas	Las Colinas, TX	510,173	66.42%
1010 Common	New Orleans, LA	512,593	38.45%
Browning Place (Park West I)	Farmers Branch, TX	625,463	72.34%
Ergon Office Building	Jackson, MS	26,000	0.00%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Sesame Square	Anchorage, AK	20,715	90.29%
Stanford Center	Dallas, TX	336,733	97.54%
	Total Office Buildings	2,456,526

Office Buildings Subject to Sales Contract	Location	SqFt	Occupancy
Amoco Building	New Orleans, LA	378,895	61.15%
Eton Square (2)	Tulsa, OK	43,695	27.62%
	Total Office Building Subject to Sales Contract	422,590

Retail Centers	Location	SqFt
Bridgeview Plaza	LaCrosse, WI	122,205	90.47%
Cross County Mall	Matoon, IL	306,609	77.12%
Fruitland Plaza	Fruitland Park, FL	6,722	100.00%
	Total Retail Centers	435,536

Retail Center Subject to Sales Contract	Location	SqFt	Occupancy
Eton Square (2)	Tulsa, OK	181,871	54.77%
	Total Retail Centers Subject to Sales Contract	181,871

Industrial Warehouse Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses Subject to Sales Contract	177,805
	Total Commercial	3,674,328

(1) Vacant since 2005's hurricane Katrina. Plans to renovate in the future.
(2) Eton Square is considered one commercial property that includes both office and retail space.

Lease Expirations

The table below shows the lease expirations of the commercial properties over a ten-year period (dollars in thousands):

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2013	345,264	$3,864,262	$11.19	9.4%	17.5%
2014	407,193	$5,327,501	$13.08	11.1%	20.6%
2015	118,832	$1,492,474	$12.56	3.2%	6.0%
2016	404,353	$4,082,874	$10.10	11.0%	20.5%
2017	358,871	$6,028,838	$16.80	9.8%	18.2%
2018	101,665	$887,811	$8.73	2.8%	5.2%
2019	107,283	$2,211,800	$20.62	2.9%	5.4%
2020	29,267	$611,996	$20.91	0.8%	1.5%
2021	20,121	$359,213	$17.85	0.5%	1.0%
Thereafter	81,415	$1,175,705	$14.44	2.2%	4.1%
Total	1,974,264	$26,042,474		53.7%	100%

(1)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2012 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

Land	Location	Acres
Audubon	Adams County, MS	48.20
Cooks Lane	Forth Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Elm Fork	Denton County, TX	6.24
Gautier	Gautier, MS	40.06
GNB	Farmers Branch, TX	45.00
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Hunter Equities	Dallas, TX	2.56
Jackson Capital City Center	Jackson, MS	7.95
Kelly Lot	Farmers Branch, TX	0.75
Lacy Longhorn	Farmers Branch, TX	5.08
LaDue	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Manhanttan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	34.05
McKinney Ranch	McKinney,TX	77.70
Meloy/Portage	Kent, OH	52.95
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Port Olpenitz GmbH	Kappelin, Germany	420.00
Seminary West	Fort Worth, TX	3.02
Summer Breeze	Odessa, TX	5.98
Texas Plaza	Irving, TX	10.33
Travelers	Farmers Branch, TX	193.17
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
US Virgin Islands	US Virgin Islands	96.60
Valley View 34	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151	Waco,TX	151.40
Waco Swanson	Waco, TX	21.58
Walker	Dallas County, TX	82.59
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,900.00
	Total Land/Development	4,417.09

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	19.71
Luna Ventures	Farmers Branch, TX	26.74
Mansfield	Mansfield, TX	21.89
Pioneer Crossing	Austin, TX	17.28
Senlac	Farmers Branch, TX	11.94
Sheffield Village	Grand Prairie, TX	13.90
Southwood Plantation 1394	Tallahassee, FL	14.52
Stanley Tools	Farmers Branch, TX	23.76
Whorton	Bentonville, AR	79.70
	Total Land Subject to Sales Contract	240.03
	Total Land	4,657.12

 ITEM 3.   LEGAL PROCEEDINGS

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity, unless noted otherwise below.

The Company is involved in and vigorously defending against, a number of deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20 million in the aggregate and will occur, if at all, in future years.

ART and its subsidiary ART Midwest, Inc have been engaged in litigation with a Mr. David Clapper and companies related to Mr. Clapper (The “Clapper Entities”) since 1999. The origins of the matter began in 1998 in a transaction in which ART Midwest was to acquire eight apartments from the Clapper Entities. Through the years there have been rulings both for and against ART in this matter.  However in October 2011, a final ruling was issued whereby the Clapper Entities were awarded approximately $74 million including $26 million in damages and $48 million in interest. This ruling was against ART and its subsidiary ART Midwest and not the Company or any other subsidiary of the Company.

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

In January 2012, the Company sold all of the issued and outstanding stock of American Realty Trust (“ART”) for a $10 million note. The note is fully reserved by the Company and valued at zero. Subsequent to the sale ART filed for Chapter 11 bankruptcy protection.

ARL, through a foreign subsidiary, is developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany.  The project is located less than 30 miles from the Denmark border. The town will comprise of a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross country skiing.  The development project is expected to the biggest holiday resort in northern Europe.  There were been disputes with the local partner related to his mismanagement of the project which resulted in replacing him as the managing partner and led to filing for bankruptcy protection in Germany to completely remove him from the project.   An insolvency manager has been put into place in order to protect the creditors and ARL believes that the value of the land and development in process will satisfy the existing creditors and return ARL’s investment.  ARL is working in cooperation with the insolvency manager and expects to continue ARL’s involvement in the development of this project.

On February 13, 2013, the Court of Appeals, Fifth District of Texas at Dallas (the “Fifth Court of Appeals”) rendered an opinion involving Transcontinental Realty Investors, Inc. in Case No. 05-04-01358-CV styled Basic Capital Management, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. v. Dynex Commercial, Inc. and Dynex Capital, Inc.  The case was on appeal from the 68th Judicial District Court of Dallas County, Texas, had previously been appealed to the Fifth Court of Appeals and further appealed to the Supreme Court of the State of Texas which had remanded the instant case back to the Fifth Court of Appeals to address certain issues.  The case had its origin with Dynex Commercial making loans to Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. (subsidiaries of Continental Mortgage & Equity Trust (“CMET”), an entity which merged into TCI in 1999 after the original suit was filed).  Under the original loan commitment, $160,000,000 in loans were to be made to the entities.  The loans were conditioned on the execution of a commitment between Dynex Commercial and Basic Capital Management, Inc. (“Basic”).

            An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to American Realty Trust, Inc. (“ART”) and damages of $960,646.28 in “increased costs” and $11,161,520 for “lost opportunity’ damages in favor of TCI and its subsidiaries (a total of $12,122,166.28).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

            The Fifth Court of Appeals also determined that TCI was entitled to damages for “lost opportunities” relating to tenant improvements and awarded TCI an additional $252,577.  Issues relating to attorneys fees were also addressed with the Fifth Court of Appeals ordering the Trial Court to “re-try” the issue of attorney’s fees to determine the amount of fees to which TCI would be entitled on a “breach of commitment” claim.  In addition, as a result of the changes in amounts awarded and passage of time, the Fifth Court of Appeals also ordered the Trial Court to recalculate the correct amounts of pre and post-judgment interest owed to Appellants.

            While the fifteen year old controversy is not yet fully resolved, the Fifth Court of Appeals opinion is favorable to TCI, but TCI expects continued challenges by Dynex to the Fifth Court of Appeals opinion and any ultimate award of damages by the Trial Court.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARL’s common stock is listed and traded on the New York Stock Exchange under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the New York Stock Exchange:

	2012		2011
	High	Low	High	Low
First Quarter	$2.29	$1.26	$10.49	$2.95
Second Quarter	$3.35	$1.51	$4.85	$1.75
Third Quarter	$3.96	$1.66	$2.66	$1.62
Fourth Quarter	$3.55	$2.60	$2.75	$1.15

      On March 20, 2013, the closing market price of ARL’s common stock on the New York Stock Exchange was $3.60 per share, and was held by approximately 3,000 stockholders of record.

 ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2012, 2011 or 2010. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2012, 3,353,954 shares of Series A Preferred Stock were outstanding.  Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly-owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $0.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. At March 20, 2013, no shares of Series D Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 20, 2013, no Series E Preferred Stock was outstanding.   As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 20, 2013.

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

The following table sets forth information regarding purchases made by ARL of shares of ARL common stock on a monthly basis during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2012			986,750	263,250
October 31, 2012		$-	986,750	263,250
November 30, 2012		$-	986,750	263,250
December 31, 2012		$-	986,750	263,250
Total	-

ITEM 6.    SELECTED FINANCIAL DATA
AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Total operating revenues	$119,521	$108,480	$106,505	$115,590	$109,493
Total operating expenses	102,314	148,823	158,983	156,489	129,352
Operating income (loss)	17,207	(40,343)	(52,478)	(40,899)	(19,859)
Other expenses	(36,461)	(45,407)	(47,203)	(54,294)	(55,378)
Loss before gain on land sales, non-controlling interest, and income taxes	(19,254)	(85,750)	(99,681)	(95,193)	(75,237)
Gain (loss) on land sales	5,475	34,247	(10,103)	11,605	5,584
Income tax benefit	2,474	15,672	1,668	325	33,750
Net loss from continuing operations	(11,305)	(35,831)	(108,116)	(83,263)	(35,903)
Net income from discontinuing operations	4,594	29,104	1,921	604	62,872
Net income (loss)	(6,711)	(6,727)	(106,195)	(82,659)	26,969
Net (income) loss attributable to non-controlling interest	1,126	7,017	11,448	12,518	(4,335)
Net income (loss) attributable to American Realty Investors, Inc.	(5,585)	290	(94,747)	(70,141)	22,634
Preferred dividend requirement	(2,452)	(2,456)	(2,488)	(2,488)	(2,487)
Net income (loss) applicable to common shares	$(8,037)	$(2,166)	$(97,235)	$(72,629)	$20,147

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(1.10)	$(2.72)	$(8.65)	$(6.36)	$(3.83)
Income from discontinued operations	0.40	2.53	0.17	0.05	5.63
Net income (loss) applicable to common shares	$(0.70)	$(0.19)	$(8.48)	$(6.31)	$1.80
Weighted average common share used in computing earnings per share	11,525,389	11,517,431	11,463,084	11,514,038	11,165,805

Earnings per share - diluted
Loss from continuing operations	$(1.10)	$(2.72)	$(8.65)	$(6.36)	$(3.83)
Income from discontinued operations	0.40	2.53	0.17	0.05	5.63
Net income (loss) applicable to common shares	$(0.70)	$(0.19)	$(8.48)	$(6.31)	$1.80
Weighted average common share used in computing diluted earnings per share	11,525,389	11,517,431	11,463,084	11,514,038	11,165,805

BALANCE SHEET DATA
Real estate, net	$930,433	$1,026,630	$1,332,585	$1,581,521	$1,613,402
Notes and interest receivable, net	103,469	101,540	88,614	83,144	77,003
Total assets	1,135,345	1,235,471	1,557,275	1,806,054	1,842,153
Notes and interest payables	840,992	913,965	1,228,681	1,394,076	1,382,629
Stock-secured notes payable	28,865	26,898	23,100	24,853	14,026
Shareholders' equity	85,104	95,257	106,265	211,349	297,578
Book value per share	$7.38	$8.27	$9.27	$18.36	$26.65

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2012 we sold $99.2 million of land and income-producing properties. As of December 31, 2012, we owned 8,873 units in 48 residential apartment communities, 14 commercial properties comprising approximately 3.7 million rentable square feet.  In addition, we own 4,657 acres of land held for development with a 420-acre holiday resort project in Germany currently in development.

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

Effective since April 30, 2011, Pillar is the Company’s external Advisor and Cash Manager under a contractual arrangement that is reviewed annually by our Board of Directors.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for TCI’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual Advisor, Pillar is compensated by TCI under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.  Prior to April 30, 2011, the Company was advised by Prime.

Effective since January 1, 2011, Regis manages our commercial properties and provides brokerage services.  Regis is entitled to receive a fee for its property management and brokerage services.  See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad provided management services for our commercial properties.  Triad sub-contracted the property-level management and leasing of our commercial properties to Regis I.  The Company contracts with third-party companies to lease and manage our apartment communities.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investment in Gruppa Florentina, LLC is accounted for under the equity method.  Our investments in Garden Centura, L.P. and LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011and January 17, 2012, respectively, when the investments were sold.

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

Sales to our subsidiary, TCI, have previously been reflected at the fair value sale price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables to ARL were reduced for the lower asset price.  The Company reflected the original cost basis in consolidation, therefore no change in the financial statements were necessary to reflect this change.

Depreciation and Impairment

Real estate is stated at depreciated cost. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development of properties are capitalized.  Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value.  Fair value is determined by a recent appraisal, comparables based upon prices for similar assets, executed sales contract, a present value and/or a valuation technique based upon a multiple of earnings or revenue.  If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods.  If we determine that impairment has occurred, the affected assets must be reduced to their face value.

ASC Topic 360 “Property, Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale”, be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property “held for sale”, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by our Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that the property sale within one year is considered probable. Following the classification of a property as “held for sale”, no further depreciation is recorded on the assets.

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing.  Any sale transaction that did not meet the requirements according to ASC 360-20 to record the sale, the asset involved in the transaction, including the debt and property operations, remained on the books of the Company.  We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.

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

Related parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2012, 2011, and 2010 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2012, 2011, and 2010, we owned or had interests in a portfolio of 62, 68, and 82 income producing properties, respectively. For discussion purposes, we broke this out between continued operations and discontinued operations. The total property portfolio represents all income-producing properties held as of December 31 for the year end presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in the next year. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2012 for the year presented. The table below shows the number of income producing properties held by year.

	2012	2011	2010

Continued operations	61	61	55
Sales subsequent to year end	1	7	27
Total property portfolio	62	68	82

Comparison of the year ended December 31, 2012 to the same period ended December 31, 2011:

For the twelve months ended December 31, 2012, we reported a net loss applicable to common shares of $8.0 million or $0.70 per diluted earnings per share, as compared to a net loss applicable to common shares of $2.2 million or $0.19 per diluted earnings per share for the same period ended 2011.  The current year net loss applicable to common shares of $8.0 million includes gain on land sales of $5.5 million, $4.7 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $4.6 million, as compared to the prior year net loss applicable to common shares of $2.2 million, which includes gain on land sales of $34.2 million, $44.4 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $29.1 million.

Revenues

Rental and other property revenues were $119.5 million for the twelve months ended December 31, 2012.  This represents an increase of $11.0 million as compared to the prior year revenues of $108.5 million.  This change, by segment, is an increase in the apartment portfolio of $9.0 million, an increase in the commercial portfolio of $2.5 million, offset by a decrease in the land portfolio of $0.5 million.  Within the apartment portfolio, there was an increase of $6.1 million in the newly constructed residential apartment portfolio and an increase of $2.9 million in the same property portfolio.  Our residential apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%.  Our existing commercial portfolio increased by $2.5 million in the same store properties due to a lease termination fee from a settlement agreement with a commercial tenant.  We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around.  We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Depreciation expense was $21.6 million for the twelve months ended December 31, 2012.  This represents an increase of $2.9 million as compared to the prior year depreciation expense of $18.7 million.  This change, by segment, is an increase in our apartment portfolio of $1.4 million and an increase in the commercial portfolio of $1.6 million, offset by a decrease in our other portfolio of $0.1 million. Within the apartment portfolio, the same properties increased by $0.4 million and the developed properties increased by $1.0 million as the buildings became substantially complete and depreciation began.  The decrease in the commercial portfolio of $1.6 million was attributable to the same properties.

General and administrative expenses were $6.4 million for the twelve months ended December 31, 2012.  This represents a decrease of $7.2 million as compared to the prior year expense of $13.6 million.  The majority of the reduction is related to land and corporate expenses as professional services decreased by $4.0 million and cost reimbursements to our Advisor decreased by $0.9 million.

The current year provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $4.7 million.  This was a decrease of $39.7 million as compared to the prior year expense of $44.4 million.  In the current year, impairment was recorded as an additional loss in the commercial and land portfolios.  In our commercial portfolio, an impairment reserve of $2.4 million was taken in response to a deficiency agreement with the existing lender.  The agreed upon deficiency, in the event the lender takes possession of the property, was the basis upon which fair value was calculated and an impairment reserve was taken for the difference in basis over fair value.  The remaining $2.3 million in impairment reserves were related to our land holdings.  A current year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and a recent appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.  In the prior period, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $2.0 million in commercial properties we currently hold, $2.4 million in land parcels we currently hold, $24.4 million in land that was sold subsequent to the prior period, $0.4 million in impairment on our investments in joint ventures and a $10.0 million reserve related to the assets held by American Realty Trust, Inc. at December 31, 2011.  Of the impairment reserves taken in the prior period, $20.0 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $10.0 million was related to a seller financed note whose recovery is questionable, $8.8 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that had were determined to have a questionable recovery of our investment.

Advisory fees were $10.2 million for the twelve months ended December 31, 2012.  This represents a decrease of $3.0 million as compared to the prior period Advisory fees of $13.2 million.  This decrease is due to the sales of land and income-producing properties in the current period.

Other income (expense)

Other income was $8.0 million for the twelve months ended December 31, 2012.  This represents an increase of $5.3 million as compared to the prior year income of $2.7 million.  The majority of the increase relates to the development agreement between UHF and TCI for consulting services related to the development of apartment projects.

Interest income was $14.6 million for the twelve months ended December 31, 2012.  This represents an increase of $3.7 million as compared to the prior year income of $10.9 million.  The majority of the increase is due to the cash received on the cash flow notes from UHF.  The residential apartments have generated more surplus cash in the current period, than in the prior period, resulting in a larger recognition of previously unrecognized interest income.  Prior to January 1, 2012, accrued interest was recognized to the extent cash was received.  Any payments received above the current interest accruals are applied to any previously unrecognized interest before applying to the unpaid principal balance of the notes.

           Gain on land sales decreased for the twelve months ended December 31, 2012 as compared to the prior period.  In the current period, we sold 705.84 acres of land in 20 separate transactions for an aggregate sales price of $40.3 million, and recorded a gain of $5.5 million.  The average sales price was $57,163 per acre.  In the prior year, we sold 7,821.97 acres of land in 46 separate transactions for an aggregate sales price of $249.5 million and recorded a gain of $34.2 million.  The average sales price was $31,896.

Discontinued Operations
Discontinued operations relates to properties that were either sold or held for sale as of the year ended December 31, 2012. Included in discontinued operations are a total of six and 26 income-producing properties as of 2012 and 2011, respectively, and one held for sale as of 2012.  In 2012, we sold two apartment complexes (Portofino, Wildflower Villas),  three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), one hotel (Comfort Inn), and one apartment complex held for sale (Verandas at City View).  In 2011, we sold two apartment complexes (Spyglass, Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw, Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).     In addition, we recognized the deferred gains on the sales of two apartment complexes (Bridges on Kinsey, Longfellow Arms), and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”.  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold were also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Revenue
Rental	$5,916	$34,869
	5,916	34,869
Expenses
Property operations	(3,930)	(23,081)
Mortgage and loan interest	(1,449)	(10,627)
General and administrative	(1,406)	(2,084)
Depreciation	(948)	(5,553)
Provision for asset impairment	-	(5,655)
	$(7,733)	$(47,000)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(1,817)	(12,131)
Gain on sale of discontinued operations	8,885	56,907
Income from discontinued operations before tax	7,068	44,776
Tax expense	(2,474)	(15,672)
Income from discontinued operations	$4,594	$29,104

Comparison of the year ended December 31, 2011 to the same period ended December 31, 2010:

For the twelve months ended December 31, 2011, we reported a net loss applicable to common shares of $2.2 million or $0.19 per diluted earnings per share, as compared to a net loss applicable to common shares of $97.2 million or $8.48 per diluted earnings per share for the same period ended 2010.  The 2011 net loss applicable to common shares of $2.2 million includes gain on land sales of $34.2 million, $44.4 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $29.1 million, as compared to the same period ended 2010 net loss applicable to common shares of $97.2 million, which includes a loss on land sales of $10.1 million, $51.6 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $1.9 million.

Revenues

Rental and other property revenues were $108.5 million for the twelve months ended December 31, 2011.  This represents an increase of $2.0 million as compared to the prior year revenues of $106.5 million.  This change, by segment, is an increase in the apartment portfolio of $7.5 million and an increase in the land portfolio of $0.2 million, offset by a decrease in the commercial portfolio of $5.7 million.  Within the apartment portfolio, there was an increase of $4.8 million in the developed properties in the lease-up phase and an increase of $2.7 million in the same property portfolio.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging 95%.  Within the commercial portfolio the same properties decreased by $5.7 million due to an increase in vacancy, which we attribute to the current state of the economy.   We have directed our efforts to apartment development and put some additional land projects on hold until the economic conditions turn around.  We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Depreciation expense was $18.7 million for the twelve months ended December 31, 2011.  This represents a decrease of $1.7 million as compared to the prior year expense of $20.4 million. This change, by segment, is an increase in the apartment portfolio of $0.6 million, an increase in our other portfolio of $0.2 million, offset by decrease in the commercial portfolio of $2.5 million.   The increase within our apartment portfolio was due to an increase of $0.6 million in the same properties and an increase of $1.2 million in the developed properties as the buildings became substantially complete and depreciation began.  The decrease of $2.5 million in the commercial portfolio was attributable to the same properties.

General and administrative expenses were $13.6 million for the twelve months ended December 31, 2011.  This represents an increase of $1.1 million as compared to the prior year expense of $12.5 million due to an increase in administrative expenses and professional services.

  The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $44.4 million for the twelve months ended December 31, 2011. This is a decrease of $7.2 million as compared to $51.6 million for the same period ending 2010.  In 2011, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $2.0 million in commercial properties we currently hold, $2.4 million in land parcels we currently hold, $24.4 million in land that was sold subsequent to the prior period, $0.4 million in impairment on our investments in joint ventures and a $10.0 million reserve related to the assets held by American Realty Trust, Inc. at December 31, 2011.  Of the impairment reserves taken for the twelve months ended December 31, 2011, $20.0 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $10.0 million was related to a seller financed note whose recovery is questionable, $8.8 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that had were determined to have a questionable recovery of our investment.  In 2010, impairment was recorded as an additional loss in the investment portfolio of $21.0 million for a land development project we currently hold due to an appraisal value lower than the carrying value, a $4.0 million increase in impairment on notes receivable due to questionable recovery and the remainder was additional loss in the investment portfolio in land we sold during 2011 or subsequent to year end as part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value.

Advisory fees were $13.2 million for the twelve months ended December 31, 2011.  This represents a decrease of $2.6 million as compared to the prior period Advisory fees of $15.8 million.  This decrease is due to sales of land and income-producing properties in 2011.

Other income (expense)

Other income was $2.7 million for the twelve months ended December 31, 2011.  This represents a decrease of $6.1 million as compared to the prior year income of $8.8 million.   The decrease was due to revenue received in the prior year for incentive fee from Regis I.

Interest income was $10.9 million for the twelve months ended December 31, 2011.  This represents an increase of $2.5 million as compared to the prior year income of $8.4 million.  This change was due to the receipt of interest payments due on our Unified Housing surplus cash flow notes.  Prior to January 1, 2012 interest income was recognized to the extent interest payments were received.  The Company received more interest payments in 2011 than in the prior year.

Mortgage and loan interest expense was $59.2 million for the twelve months ended December 31, 2011.  This represents a decrease of $5.8 million as compared to the prior year expense of $65.0 million.  This change, by segment, is a decrease in the apartment portfolio of $1.3 million, a decrease in the commercial portfolio of $0.2 million, a decrease in the land portfolio of $2.7 million, and a decrease in the other portfolio of $1.6 million.  Within the apartment portfolio, the same apartment portfolio decreased $3.9 million due to lower refinance rates and the developed properties increased $2.6 million due to the newly constructed residential apartments.  Once an apartment building is substantially complete, the interest expense is no longer capitalized. The land portfolio decrease was due to land sales.

Gain on land sales increased for the twelve months ended December 31, 2011 as compared to the prior period.  In 2011, we sold 7,821.97 acres of land in 46 separate transactions for an aggregate sales price of $249.5 million and recorded a gain of $34.2 million.  The average sales prices was $31,896 per acre.  In 2010, we sold 1,243.88 acres of land in 17 separate transactions for an aggregate sales price of $31.0 million and recorded a loss of $10.1 million.  The average sales price was $20,701 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale.  Included in discontinued operations are a total of 26 and 37 properties as of 2011 and 2010, respectively, and one held for sale as of 2012.  The prior periods discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2012.  In 2011, we sold two apartment complexes (Spyglass, Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza, Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw, Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).  In 2010, we sold nine apartment complexes (Baywalk, Chateau, Foxwood, Island Bay, Kingsland Ranch, Longfellow Arms, Marina Landing, Mason Park and Villager), one commercial building (217 Rampart), and transferred our limited partnership interest in a consolidated entity that owned an apartment complex (Quail Oaks).   In addition, we recognized the deferred gains on the sales of seven apartment complexes (Bridges on Kinsey, Limestone Canyon, Limestone Ranch, Longfellow Arms, Sendero Ridge, Tivoli and Villager) and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”.  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold are also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Year Ended December 31,
	2011	2010
Revenue
Rental	$34,869	$61,930
	34,869	61,930
Expenses
Property operations	(23,081)	(40,440)
Other income	-	4,067
Mortgage and loan Interest	(10,627)	(21,420)
General and administrative	(2,084)	(693)
Depreciation	(5,553)	(10,072)
Provision for asset impairment	(5,655)	(9,723)
	$(47,000)	$(78,281)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(12,131)	(16,351)
Gain on sale of discontinued operations	56,907	19,306
Income from discontinued operations before tax	44,776	2,955
Tax expense	(15,672)	(1,034)
Income from discontinued operations	$29,104	$1,921

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing debt and additional borrowings; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2012, along with cash that will be generated in 2013 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

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

	2012	2011	Variance

Net cash provided by (used in) operating activities	$(23,111)	$23,555	$(46,666)
Net cash provided by investing activities	$73,824	$4,125	$69,699
Net cash used in financing activities	$(53,884)	$(20,015)	$(33,869)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties.  We used significantly more cash to pay down accrued interest and other liabilities than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.  During the current period, there was an increase in net cash provided by investing activities than in the prior period, mainly due to the increase in proceeds from and origination of notes receivable, proceeds from sales of income-producing properties and land and a decrease in the amount of cash used to develop new properties.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $143.4 million. We used $23.0 million to make recurring note payments and  $167.8 million for maturing notes, including payoffs required on sold properties.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2012 are shown in the table below (dollars in thousands):

	Total	2013	2014	2015-2017	Thereafter
Long-term debt obligation(1)	$1,401,150	$238,645	$102,544	$172,643	$887,318
Capital lease obligation	-	-	-	-	-
Operating lease obligation	37,709	578	585	1,796	34,750
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the Registrant's	-	-	-	-	-
Balance Sheet under GAAP
Total	$1,438,859	$239,223	$103,129	$174,439	$922,068

(1)	ARL’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2012, our $861.3 million debt portfolio consisted of approximately $718.7 million of fixed-rate debt and approximately $142.6 million of variable-rate debt with interest rates ranging from 2.0% to 12.5%. Our overall weighted average interest rate at December 31, 2012 and 2011 was 5.09% and 6.39%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2013 than they did during 2012, ARL’s interest expense would increase and net income would decrease by $1.4 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2012. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Assets
Market securities at fair value							$-
Note Receivable
Variable interest rate - fair value							$-
Instrument's maturities	$-	$-	$-	$-	$-	$-	$-
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							119,290
Instrument's maturities	13,247	-	272	20,387	13,297	72,087	119,290
Instrument's amortization	-	-	-	-	-	-	-
Interest	5,980	5,226	5,223	10,049	8,851	86,035	121,364
Average Rate	5.01%	4.93%	4.93%	9.50%	11.74%	11.93%

Notes Payable	2013	2014	2015	2016	2017	Thereafter	Total
Variable interest rate - fair value							$142,610
Instrument's maturities	$132,807	$2,720	$223	$364	$-	$3,983	$140,097
Instrument's amortization	1,190	488	383	184	114	154	2,513
Interest	1,683	508	333	298	284	343	3,449
Average Rate	5.37%	5.86%	6.60%	6.69%	6.75%	1.84%

Fixed interest rate - fair value							$718,712
Instrument's maturities	$59,001	$58,155	$19,181	$58,215	$256	$10,793	$205,601
Instrument's amortization	11,007	10,553	9,282	7,254	7,068	467,949	513,113
Interest	32,957	30,120	26,715	21,549	20,940	404,097	536,378
Average Rate	5.34%	6.01%	6.22%	4.69%	4.67%	4.62%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and
Stockholders of American Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows each for each of the years in the three-year period ended December 31, 2012. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Richardson, Texas
March 29, 2013

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,031,632	$1,120,122
Real estate held for sale at cost, net of depreciation ($4,393 for 2012 and $1,752 for 2011 )	17,040	15,015
Real estate subject to sales contracts at cost, net of depreciation ($15,948 for 2012 and $9,790 for 2011)	42,286	49,982
Less accumulated depreciation	(160,525)	(158,489)
Total real estate	930,433	1,026,630
Notes and interest receivable
Performing (including $114,275 in 2012 and $104,969 in 2011 from related parties)	120,998	110,136
Non-performing	4,175	4,787
Less allowance for estimated losses (including $18,962 and $8,962 in 2012 and 2011 from related parties)	(21,704)	(13,383)
Total notes and interest receivable	103,469	101,540
Cash and cash equivalents	17,141	20,312
Investments in unconsolidated subsidiaries and investees	8,168	10,746
Other assets (including $0 in 2012 and $11 in 2011 from related parties)	76,134	76,243
Total assets	$1,135,345	$1,235,471

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$766,101	$855,619
Notes related to assets held for sale	18,915	13,830
Notes related to assets subject to sales contracts	55,976	44,516
Stock-secured notes payable	28,865	26,898
Payable to related parties	10,922	10,294
Deferred revenue (including $71,303 in 2012 and $71,964 in 2011 from sales to related parties)	73,148	78,750
Accounts payable and other liabilities (including $15,746 in 2012 and $10,805 in 2011 to related parties)	96,314	110,307
	1,050,241	1,140,214

Shareholders’ equity:
Preferred stock, $2.00 par value, authorized 15,000,000 shares, issued and outstanding Series A, 3,353,954 shares in 2012 and 2011 (liquidation preference $10 per share), including 900,000 shares in 2012 and 2011 held by subsidiaries	4,908	4,908
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 and outstanding 11,525,389 shares in 2012 and in 2011	115	115
Treasury stock at cost; 415,785 shares in 2012 and 2011 and 229,214 and 236,587 shares held by TCI (consolidated) as of 2012 and 2011	(6,395)	(6,395)
Paid-in capital	105,700	105,388
Retained earnings	(53,071)	(47,486)
Accumulated other comprehensive loss	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	50,471	55,744
Non-controlling interest	34,633	39,513
Total equity	85,104	95,257
Total liabilities and equity	$1,135,345	$1,235,471

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except share and par value amounts)
Revenues:
Rental and other property revenues (including $587 and $223 and $955 for 2012 and 2011 and 2010 respectively from affiliates and related parties)	$119,521	$108,480	$106,505

Expenses:
Property operating expenses (including $1,126 and $1,156 and $1,575 for 2012 and 2011 and 2010 respectively from affiliates and related parties)	59,397	58,904	58,768
Depreciation and amortization	21,617	18,703	20,400
General and administrative (including $3,539 and $4,264 and $4,517 for 2012 and 2011 and 2010 respectively from affiliates and related parties)	6,388	13,619	12,457
Provision on impairment of notes receivable and real estate assets	4,730	44,372	51,588
Advisory fee to affiliate	10,182	13,225	15,770
Total operating expenses	102,314	148,823	158,983
Operating income (loss)	17,207	(40,343)	(52,478)

Other income (expense):
Interest income (including $14,182 and $9,641 and $7,363 for 2012 and 2011 and 2010 respectively from affiliates and related parties)	14,612	10,948	8,425
Other income (including $6,000 and $0 and $0 for 2012 and 2011 and 2010 respectively from affiliates and related parties)	7,950	2,723	8,726
Mortgage and loan interest (including $3,692 and $1,709 and $3,374 for 2012 and 2011 and 2010 respectively from affiliates and related parties)	(59,034)	(59,248)	(65,049)
Gain (loss) on the sale of investments	(361)	91	673
Earnings from unconsolidated subsidiaries and investees	372	79	(200)
Gain on foreign currency translation	-	-	222
Total other expenses	(36,461)	(45,407)	(47,203)
Loss before gain on land sales, non-controlling interest, and taxes	(19,254)	(85,750)	(99,681)
Gain (loss) on land sales	5,475	34,247	(10,103)
Loss from continuing operations before tax	(13,779)	(51,503)	(109,784)
Income tax benefit	2,474	15,672	1,668
Net loss from continuing operations	(11,305)	(35,831)	(108,116)
Discontinued operations:
Loss from discontinued operations	(1,817)	(12,131)	(16,351)
Gain on sale of real estate from discontinued operations	8,885	56,907	19,306
Income tax expense from discontinued operations	(2,474)	(15,672)	(1,034)
Net income from discontinued operations	4,594	29,104	1,921
Net loss	(6,711)	(6,727)	(106,195)
Net loss attributable to non-controlling interests	1,126	7,017	11,448
Net income (loss) attributable to American Realty Investors, Inc.	(5,585)	290	(94,747)
Preferred dividend requirement	(2,452)	(2,456)	(2,488)
Net loss applicable to common shares	$(8,037)	$(2,166)	$(97,235)

Earnings per share - basic
Loss from continuing operations	$(1.10)	$(2.72)	$(8.65)
Income from discontinued operations	0.40	2.53	0.17
Net loss applicable to common shares	$(0.70)	$(0.19)	$(8.48)

Earnings per share - diluted
Loss from continuing operations	$(1.10)	$(2.72)	$(8.65)
Income from discontinued operations	0.40	2.53	0.17
Net loss applicable to common shares	$(0.70)	$(0.19)	$(8.48)

Weighted average common share used in computing earnings per share	11,525,389	11,517,431	11,463,084
Weighted average common share used in computing diluted earnings per share	11,525,389	11,517,431	11,463,084

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(10,179)	$(28,814)	$(96,668)
Income from discontinued operations	4,594	29,104	1,921
Net income (loss)	$(5,585)	$290	$(94,747)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2012
(dollars in thousands)
									Accumulated
			Series A						Other	Non-
	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2009	$211,349	$(26,704)	$4,979	11,874,138	$114	$(5,954)	$91,081	$46,971	$2,186	$71,972
Unrealized loss on foreign investments	(786)	-	-	-	-	-	-	-	(786)	-
Unrealized loss on investment securities	-	2,186	-	-	-	-	-	-	(2,186)	2,186
Net loss	(106,195)	(106,195)	-	-	-	-	-	(94,747)	-	(11,448)
Acquisition of non-controlling interest	5,657	-	-	-	-	-	21,799	-	-	(16,142)
Distribution to non-controlling interests	(1,259)	-	-	-	-	-	-	-	-	(1,259)
Sale of controlling interest	366	-	-	-	-	-	27	-	-	339
Repurchase of treasury stock	(379)	-	-	-	-	(379)	-	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(2,488)	-	-	-	-	-	(2,488)	-	-	-
Balance, December 31, 2010	$106,265	$(130,713)	$4,979	11,874,138	$114	$(6,333)	$110,419	$(47,776)	$(786)	$45,648
Net income (loss)	(6,727)	(6,727)	-	-	-	-	-	290	-	(7,017)
Acquisition of non-controlling interest	(195)	-	-	-	-	-	(145)	-	-	(50)
Distribution to non-controlling interests	(808)	-	-	-	-	-	(325)	-	-	(483)
Sale of controlling interest	(791)	-	-	-	-	-	(2,206)	-	-	1,415
Repurchase of treasury stock	(62)	-	-	-	-	(62)	-	-	-	-
Conversion of preferred stock into common stock	31	-	(71)	67,036	1	-	101	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(2,456)	-	-	-	-	-	(2,456)	-	-	-
Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513
Net income (loss)	(6,711)	(6,711)	-	-	-	-	-	(5,585)	-	(1,126)
Acquisition of non-controlling interest	(523)	-	-	-	-	-	1,660	-	-	(2,183)
Distribution to non-controlling interests	(338)	-	-	-	-	-	(330)	-	-	(8)
Sale of controlling interest	1,339	-	-	-	-	-	-	-	-	1,339
Sale of non-controlling interests	(1,468)	-	-	-	-	-	1,434	-	-	(2,902)
Series A preferred stock cash dividend ($1.00 per share)	(2,452)	-	-	-	-	-	(2,452)	-	-	-
Balance, December 31, 2012	$85,104	$(144,151)	$4,908	11,941,174	$115	$(6,395)	$105,700	$(53,071)	$(786)	$34,633

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(6,711)	$(6,727)	$(106,195)
Adjustments to reconcile net loss applicable to common shares to net cash provided by (used in) operating activities:
(Gain) loss on sale of land	(5,475)	(34,247)	10,103
Gain on sale of income producing properties	(8,885)	(56,907)	(19,306)
Depreciation and amortization	22,563	24,255	30,460
Provision on impairment of notes receivable and real estate assets	4,730	50,027	61,311
Amortization of deferred borrowing costs	2,478	2,816	4,187
Earnings from unconsolidated subsidiaries and investees	(372)	(79)	(200)
Gain on foreign currency translation	-	-	(222)
(Increase) decrease in assets:
Accrued interest receivable	(6,117)	(8,663)	(2,440)
Other assets	(2,112)	181	6,375
Prepaid expense	(351)	2,321	437
Escrow	2,216	21,594	7,990
Earnest money	235	1,414	821
Rent receivables	(286)	7,253	(2,250)
Increase (decrease) in liabilities:
Accrued interest payable	(8,467)	2,202	6,758
Affiliate payables	623	(1,924)	(8,355)
Other liabilities	(17,180)	20,039	3,387
Net cash provided by (used in) operating activities	(23,111)	23,555	(7,139)

Cash Flow From Investing Activities:
Proceeds from notes receivables	16,055	18,621	20,847
Originations of notes receivables	(10,189)	(21,921)	(29,455)
Acquisition of land held for development	(8,503)	-	(4,937)
Proceeds from sales of income producing properties	42,874	38,883	119,733
Proceeds from sale of land	39,766	21,698	48,381
Proceeds from sale of investments	132	-	-
Investment in unconsolidated real estate entities	2,654	581	858
Improvement of land held for development	(184)	(2,995)	(4,929)
Improvement of income producing properties	(2,507)	(4,191)	(3,136)
Investment in marketable securities	-	-	(1,267)
Acquisition of non-controlling interest	(355)	(195)	-
Sale of non-controlling interest	(1,468)	-	22
Sale of controlling interest	1,339	961	-
Construction and development of new properties	(5,790)	(47,317)	(49,894)
Net cash provided by investing activities	73,824	4,125	96,223

Cash Flow From Financing Activities:
Proceeds from notes payable	143,449	156,821	193,499
Recurring amortization of principal on notes payable	(23,022)	(19,052)	(12,629)
Payments on maturing notes payable	(167,771)	(155,893)	(252,595)
Deferred financing costs	(3,750)	(887)	(5,143)
Stock-secured borrowings	-	2,291	(328)
Distributions to non-controlling interests	(338)	(808)	(1,259)
Preferred stock dividends - Series A	(2,452)	(2,456)	(2,488)
Repurchase/sale of treasury stock	-	(62)	(379)
Issuance of common stock	-	30	-
Conversion of preferred stock into common stock	-	1	-
Net cash used in financing activities	(53,884)	(20,015)	(81,322)

Net increase (decrease) in cash and cash equivalents	(3,171)	7,665	7,762
Cash and cash equivalents, beginning of period	20,312	12,649	4,887
Cash and cash equivalents, end of period	$17,141	$20,314	$12,649

Supplemental disclosures of cash flow information:
Cash paid for interest	$48,606	$62,609	$75,994
Cash paid for income taxes, net of refunds	$-	$-	$(634)

Schedule of noncash investing and financing activities:
Note receivable in exchange for reduction of affiliate payable	$-	$-	$16,778
Note receivable received from affiliate	$9,279	$20,387	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31,

	2012	2011	2010
	(dollars in thousands)

Net loss	$(6,711)	$(6,727)	$(106,195)
Other comprehensive loss
Unrealized loss on foreign currency translation		-	(786)
Unrealized loss on investment securities	-	-	-
Total other comprehensive loss	-	-	(786)
Comprehensive income (loss)	(6,711)	(6,727)	(106,981)
Comprehensive loss attributable to non-controlling interest	1,126	7,017	11,448
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(5,585)	$290	$(95,533)

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

Certain balances for 2010 and 2011 have been reclassified to conform to the 2012 presentation.

NOTE 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Accounting Standards Codification.    The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) completed its accounting guidance codification project. The FASB Accounting Standards Codification (“ASC”) became effective for the Company’s financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, the company refers to the ASC Codification as the sole source of authoritative literature.

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 87.4% of ARL’s stock is owned by related party entities. ARL subsidiaries own approximately 83.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”). ARL has consolidated TCI’s accounts and operations since March 2003.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).  Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  IOT’s common stock is traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and hotel properties, and provides brokerage services.  Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”).  Regis Hotel I, LLC, managed the Company’s hotel investments.  ARL engages third-party companies to lease and manage its apartment properties.

The Company’s subsidiary, TCI, has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies, and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2012, we owned 48 residential apartment communities comprising of 8,873 units, 14 commercial properties comprising an aggregate of approximately 3.7 million square feet, an investment in 4,657 acres of undeveloped and partially developed land.

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

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investment in Gruppa Florentina, LLC is accounted for under the equity method.  Our investments in Garden Centura, L.P. and LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011and January 17, 2012, respectively, when the investments were sold.

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

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in each sale transaction under Item 1 Significant Real Estate Acquisitions/Dispositions and Financing.  Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt and property operations, remained on the books of the Company.  We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”.

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

Cost Capitalization.     The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Real Estate in the Consolidated Balance Sheets.  Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

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

Related parties.  We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

Income Taxes.   ARL is a “C Corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, ARL filed an annual consolidated income tax return with TCI and IOT and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, ARL and the rest of the American Realty Investors, Inc. group joined the Realty Advisors Management, Inc. (“RAMI”) consolidated group for tax purposes.  The income tax expense (benefit) for the 2010 and 2011 tax periods in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent Accounting Pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.              REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2012	2011

Apartments	$611,404	$606,035
Commercial properties	225,958	223,443
Land held for development	194,270	221,954
Real estate held for sale	21,433	81,303
Real estate subject to sales contract	58,234	63,926
Total real estate, at cost, less impairment	1,111,299	1,196,661
Less accumulated deprecation	(180,866)	(170,031)
Total real estate, net of depreciation	$930,433	$1,026,630

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

Provision for Impairment Losses

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $4.7 million for the period ended December 31, 2012.  This was a decrease of $39.7 million as compared to the prior year expense of $44.4 million.  In the current year, impairment was recorded as an additional loss in the commercial and land portfolios.  In our commercial portfolio, an impairment reserve of $2.4 million was taken in response to a deficiency agreement with the existing lender.  The agreed upon deficiency, in the event the lender takes possession of the property, was the basis upon which fair value was calculated and an impairment reserve was taken for the difference in basis over fair value.  The remaining $2.3 million in impairment reserves were related to our land holdings.  A current year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and a recent appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.

In the prior period, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $2.0 million in commercial properties we currently hold, $2.4 million in land parcels we currently hold, $24.4 million in land that was sold subsequent to the prior period, $0.4 million in impairment on our investments in joint ventures and a $10.0 million reserve related to the assets held by American Realty Trust, Inc. at December 31, 2011.  Of the impairment reserves taken in the prior period, $20.0 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $10.0 million was related to a seller financed note whose recovery is questionable, $8.8 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that had were determined to have a questionable recovery of our investment.

Fair Value Measurement

The Company applies the guidance in ASC Topic 820, "Fair Value Measurements and Disclosures," to the valuation of real estate assets. The Company is required to assess the fair value of its consolidated real estate assets with indicators of impairment. The value of impaired real estate assets is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flow of each asset, as well as the income capitalization approach, which considers prevailing. market capitalization rates, analyses of recent comparable sales transactions, information from actual sales negotiations and bona fide purchase offers received from third parties. The methods used to measure fair value may produce an amount that may not be indicative of net realizable value or reflective of future values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting.

The fair value measurements used in these evaluations are considered to be Level 2 and 3 valuations within the fair value hierarchy in the accounting rules, as there are significant observable (Level 2) and unobservable inputs (Level 3). Examples of Level 2 inputs the Company utilizes in its fair value calculations are appraisals and bona fide purchase offers from third parties. Examples of Level 3 inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were recorded in the statements of operations, either in continuing operations or discontinued operations.

			Fair Value Measurements Using:
December 31, 2012	Fair Value		Level 1	Level 2		Level 3

Land	$2,699	$	---	$1,800		$899
Commercial	$9,660	$	---	$9,660	$	---

Land with a carrying amount of $5,029,254 was written down to its fair value of $2,699,175 resulting in an impairment charge of $2,330,079 in 2012.  Level 2 inputs used to determine the fair values above include bona fide purchase offers and third party appraisals.  The Level 3 inputs used to determine the fair values above include comparable sales prices of similar assets.

A commercial building with a carrying amount of $12,060,247 was written down to its fair value of $9,660,247 resulting in an impairment charge of $2,400,000 in 2012.  The method used to determine the fair value was agreement with lender as to value based on their evaluation of the property.

			Fair Value Measurements Using:
December 31, 2011	Fair Value		Level 1		Level 2		Level 3

Land	$55,806	$	---		$55,806	$	---
Residential	$30,539	$	---	$	---		$30,539
Commercial	$11,934	$	---		$11,934	$	---

Land with a carrying amount of $86,696,927 was written down to its fair value of $55,806,297 resulting in an impairment charge of $30,890,630 in 2011.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offers and third party appraisals.

Residential properties with a carrying amount of $35,717,146 were written down to their fair value of $30,539,462 resulting in an impairment charge of $5,177,684 in 2011.  Level 3 unobservable inputs were used to determine the fair value includes a valuation technique, the income capitalization approach, which considers prevailing market capitalization rates.

Commerical properties with a carrying amount of $20,427,936 were written down to their fair value of $11,933,620 resulting in an impairment charge of $8,494,316 in 2011.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offers.

			Fair Value Measurements Using:
December 31, 2010	Fair Value		Level 1	Level 2		Level 3

Hotel	$14,735	$	---	$14,735	$	---
Commercial	$0	$	---	$0	$	---
Land	$68,709	$	---	$68,709	$	---

Hotels with a carrying amount of $22,534,568 were written down to their fair value of $14,734,568 resulting in an impairment charge of $7,800,000 in 2010.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offers and third party appraisals.

A commercial property with a carrying amount of $1,092,838 was written down to its fair value of $0 resulting in an impairment charge of $1,092,838 in 2010.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offer.

Land with a carrying amount of $115,953,342 was written down to its fair value of $68,708,665 resulting in an impairment charge of $47,244,677 in 2010.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offer and third party appraisals.

The following is a brief description of the more significant property sales in 2012:

On January 3, 2012, TCI’s 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. TCI recorded a gain on sale of $0.04 million on the land parcel sale.

On January 17, 2012, we sold 100% of our stock in American Realty Trust, Inc., to One Realco Corporation, a related party, for a sales price of $10.0 million. We provided $10.0 million in seller-financing with a five-year note receivable. The note accrues interest at 3.00% and is payable at maturity on January 17, 2017. The note is fully reserved by the Company.  Subsequent to the sale, ART filed for Chapter 11 bankruptcy protection.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties. Regis will continue to manage the property while under Petra’s ownership and TCI will have an option to re-acquire the property during the option term which shall end two years following the commencement of the agreement. We have deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.

On February 7, 2012, TCI’s 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $1.2 million on the land parcel sale.

On February 23, 2012, TCI sold a 220-unit apartment complex known as Wildflower Villas apartments located in Temple, Texas to an independent third party, for a sales price of $19.6 million.  The buyer assumed the existing debt of $13.7 million secured by the property. TCI recorded a gain on sale of $3.6 million on the apartment sale.

On February 27, 2012, we re-purchased 100% interest in Cross County National Associates, LP from ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We assumed the existing mortgage of $9.2 million, secured by the property. On March 22, 2011, we sold our ownership in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for an amount equal to the re-purchase price.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  Upon re-purchasing the ownership interests in the current period, the seller-financing note of $0.3 million was cancelled.  There is no change in the financial statements related to the March 22, 2011 sale or the subsequent re-acquisition.

On March 1, 2012, TCI sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. We provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, TCI re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 5, 2012, TCI’s 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.1 million on the land parcel sale.

On March 27, 2012, TCI sold 319.07 acres of land known as Waco Ritchie land located in Waco, Texas to an independent third party, for a sales price of $1.9 million. The existing mortgage of $1.5 million, secured by the property, was paid in full. TCI recorded a loss on sale of $0.8 million on the land parcel sale.

On March 28, 2012, we sold 29.59 acres of land known as Elm Fork land located in Carrollton, Texas for a sales price of $1.9 million. The existing mortgage of $1.9 million, secured by the property, was paid down by $1.8 million. We recorded a loss on sale of $1.3 million on the land parcel sale.

On April 1, 2012, TCI purchased 1,000 shares of stock of Kelly Lot Development, Inc. from Tacco Financial, Inc., a related party, for $5.6 million. This entity owns six land parcels, comprising approximately 52.59 acres of undeveloped land located in Dallas County, Texas, Kaufman County, Texas, Nashville, Tennessee and Tarrant County, Texas, known as Kelly Lots land, Travis Ranch land, Nashville land, Cooks Lane land, Seminary West land and Vineyards land.  TCI assumed the existing mortgages of $0.5 million and $0.4 million, secured by the property. The loans accrue interest at 15.00% and are payable at maturity on May 1, 2013 and November 1, 2013, respectively.

On April 3, 2012, TCI’s 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.2 million on the land parcel sale.

On April 5, 2012, TCI sold Clarke Garage, a 6,869 square foot parking garage, located in New Orleans, Louisiana to an independent third party, for a sales price of $6.0 million. All of the sale proceeds went to pay down existing mortgages, secured by the property.  TCI recorded a loss on sale of $0.3 million on the parking garage sale.

On April 13, 2012, we sold a 161-room Hotel, known as Comfort Inn located in Denver, Colorado.  The entity that owned this hotel, American Mart Hotel Corporation was sold on August 20, 2010 to ABC Land and Development, Inc., a related party, for a sales price of $3.1 million, payable by assumption of the existing mortgage of $3.0 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale that met the requirements of ASC 360-20 took place on April 13, 2012.  We recorded a gain on sale of $3.1 million when the building was sold to a third party.

On May 16, 2012, TCI sold 0.42 acres of land known as 1013 Common Street located in New Orleans, Louisiana to an independent third party, for a sales price of $650,000.  All of the sale proceeds went to pay down an existing mortgage, secured by the property.

On May 17, 2012, TCI sold a 220-unit apartment complex known as Portofino at Mercer Crossing apartments located in Farmers Branch, Texas to an independent third party, for a sales price of $26.0 million. The existing mortgage of $19.9 million, secured by the property, was paid in full. TCI recorded a gain on sale of $2.0 million on the apartment sale.

On June 1, 2012, TCI purchased 19.29 acres of Summer Breeze land located in Odessa, Texas, for $2.0 million from an independent third party. On June 12, 2012, TCI sold 13.31 acres of this land parcel to an independent third party.

On June 8, 2012, TCI sold 72.22 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $5.4 million. TCI paid $5.4 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $7.6 million, secured by the property. We recorded a gain on sale of $1.0 million on the land parcel sale.

On June 22, 2012, TCI sold 305 Baronne, a 37,081 square foot building, located in New Orleans, Louisiana to an independent third party, for a sales price of $825,000. TCI paid $0.7 million on an existing mortgage, secured by the property. TCI recorded a loss on sale of $0.4 million on the building sale.

On June 29, 2012, TCI sold 2.59 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $2.4 million. The existing mortgage of $0.4 million, secured by the property, was paid in full. TCI recorded a gain on sale of $1.4 million on the land parcel sale.

On June 29, 2012, TCI sold 4.33 acres of land known as Vineyards land located in Grapevine, Texas to an independent third party, for a sales price of $3.9 million. TCI recorded a gain on sale of $2.2 million on the land parcel sale.

On July 1, 2012, TCI recorded the June 12, 2012 sale of 13.31 acres of land known as Summer Breeze land located in Odessa, Texas to an independent third party, for $2.2 million. TCI provided $2.2 million in seller-financing with a 15-month note receivable. The note accrues interest at 5% and is payable at maturity on September 8, 2013.  The Company has deferred the recognition of the gain in accordance with ASC 360-20 due to the buyer’s inadequate initial investment.

On July 11, 2012, TCI sold Dunes Plaza, a 220,439 square foot retail center and 14.60 acres of land, located in Michigan City, Indiana to an independent third party, for a sales price of $3.0 million. TCI paid $2.2 million on an existing mortgage, secured by the property and $0.8 million in closing costs and unpaid real estate taxes. TCI recorded a gain on sale of $0.1 million on the building sale.

On August 10, 2012, TCI purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On September 6, 2012, TCI sold 19.82 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $3.0 million. The existing mortgage of $2.6 million, secured by the property, was paid in full. We recorded a gain on sale of $0.2 million on the land parcel sale.

On September 11, 2012, TCI sold 7.977 acres of land known as Kinwest Manor land located in Farmers Branch, Texas to an independent third party, for a sales price of $2.3 million. The existing multi-collateral mortgage was paid down by $1.2 million.  TCI recorded a loss on sale of $14,000 on the land parcel sale.

On September 12, 2012, TCI sold 9.39 acres of land known as Lacy Longhorn land located in Farmers Branch, Texas to an independent third party, for a sales price of $3.1 million. All of the sale proceeds were used to pay down a portion of the multi-tract collateral debt, secured by the property.  TCI recorded a gain on sale of $2.1 million on the land parcel sale.

On September 12, 2012, TCI sold two land parcels, comprising approximately 7.39 acres of undeveloped land located in Dallas, Texas and Farmers Branch, Texas, known as Lacy Longhorn land and Manhattan 2 land to an independent third party, for a sales price of $2.4 million. Seller-financing was provided for $1.9 million.  TCI recorded a gain on sale of $1.3 million on the land parcels sale.

On September 24, 2012, TCI sold 3.89 acres of land known as Copperridge land located in Dallas, Texas to an independent third party for a sales price of $3.2 million. The existing mortgage of $2.3 million, secured by the property, was paid in full. TCI recorded a loss on sale of $0.7 million on the land parcel sale.

On September 28, 2012, TCI sold 40.49 acres of land known as Marine Creek land located in Fort Worth, Texas to an independent third party, for a sales price of $1.8 million. All of the sale proceeds were used to pay off the multi-tract collateral debt, secured by the property.  TCI recorded a gain on sale of $35,000 on the land parcel sale.

On December 31, 2012, TCI’s 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, TCI sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  TCI will not record a gain or loss on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

Sales to our subsidiary, TCI, have been reflected, in prior years, at the fair value sale price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.  The Company reflected the original cost basis in consolidation, therefore no change in the financial statements were necessary to reflect this change.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	4,097	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,319	Various security interests
One Realco Corporation (2)	01/13	3.00%	10,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	4.00%	20,387	Unsecured
S Breeze I-V, LLC	09/13	5.00%	2,590	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/27	5.25%	2,097	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/27	5.25%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/27	5.25%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/27	5.25%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/27	5.25%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	07/15	5.25%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/27	5.25%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/15	5.25%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/27	5.25%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/27	5.25%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	07/15	5.25%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/27	5.25%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/27	5.25%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/27	5.25%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/27	5.25%	2,485	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/27	5.25%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/27	5.25%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Accrued interest			5,564
Total Performing			$ 120,998

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	1,279	Various secured interest
Accrued interest			319
Total Non-Performing			$ 4,175

Allowance for estimated losses			(21,704)
Total			$ 103,469

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note.

On February 29, 2012, we received $3.3 million from UHF as payoff for the $3.0 note receivable due from UHF, related to Cliffs of El Dorado and $0.3 million in accrued interest.

Junior Mortgage Loans. We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.  At December 31, 2012, 10.47% of our assets were invested in junior and wraparound mortgage loans.

We record interest income as earned in accordance with the terms of the related loan agreements. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent cash is received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

As of December 31, 2012, the obligors on $108.7 million or 91.2% of the mortgage notes receivable portfolio were due from related parties. Also at that date, $3.9 million or 3.2% of the mortgage notes receivable portfolio was non-performing.

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account was reviewed and additional allowances were recorded for receivables in 2012.  The increase was related to a reserve taken on a related party note receivable due to questionable recovery, reduced by the amounts of two notes that were written off in the current year, both of which were fully reserved.  The decrease in 2011 was due to loan payments that had allowances.  The allowance account was reviewed and increased in 2010.  The table below shows our allowance for estimated losses (dollars in thousands):

	2012	2011	2010

Balance January 1,	$13,383	$14,348	$11,836
(Decrease) Increase in provision	8,321	(965)	2,512
Balance December 31,	$21,704	$13,383	$14,348

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investment accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2012	2011	2010

Garden Centura, L.P.(2)	0.00%	0.00%	5.00%
Gruppa Florentina, LLC(1)	20.00%	20.00%	20.00%
LK-Four Hickory, LLC(3)	0.00%	28.57%	28.57%
__________________________
(1) Other investees
(2) Other investees. Investment in Garden Centura, L.P. sold on December 28, 2011.
(3) Other investees. Investment in LK-Four Hickory, LLC sold on January 17, 2012.

Our investment in Garden Centura, L.P. and LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011 and January 17, 2012, respectively, when the investments were sold.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2012, 2011 and 2010 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees:

	For the Twelve Months Ended December 31,
	2012	2011	2010
Other Investees	(dollars in thousands)
Real estate, net of accumulated depreciation	$12,343	$115,641	$120,544
Notes receivable	6,192	5,665	4,951
Other assets	32,145	41,305	42,997
Notes payable	(13,824)	(86,144)	(90,227)
Other liabilities	(7,443)	(17,885)	(14,578)
Shareholders equity/partners capital	(29,413)	(58,582)	(63,687)

Revenue	$45,505	$54,579	$54,222
Depreciation	(1,277)	(6,474)	(6,356)
Operating expenses	(41,188)	(47,510)	(45,209)
Interest expense	(1,181)	(5,047)	(6,286)
Income from continuing operations	$1,859	$(4,452)	$(3,629)
Income from discontinued operations	-	-	-
Net income	$1,859	$(4,452)	$(3,629)

Company's proportionate share of earnings (losses)(1)	$372	$(806)	$(206)

(1) Earnings represent continued and discontinued operations

NOTE 6.    NOTES AND INTEREST PAYABLE

The following table schedules the principal payments on the notes payable for the following five years and thereafter (dollars in thousands):

Year	Amount
2013	$204,005
2014	71,916
2015	29,069
2016	66,016
2017	7,438
Thereafter	482,878
Total	$861,322

Interest payable at December 31, 2012 was $8.5 million. Interest accrues at rates ranging from 2.0% to 12.5% per annum, and mature between 2013 and 2053. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $919.0 million.  Of the total notes payable, the senior debt is $818.2 million, junior debt is 30.2 million, and other debt is $12.9 million.  Included in other debt are property tax loans of $1.0 million.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions are discussed below:

On January 30, 2012, TCI refinanced the existing mortgage on Parc at Maumelle apartments, a 240-unit complex located in Little Rock, Arkansas, for a new mortgage of $16.8 million. TCI paid off the existing mortgage of $16.1 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 3.00% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2052.

On February 29, 2012, TCI refinanced the existing mortgage on Huntington Ridge apartments, a 198-unit complex located in DeSoto, Texas, for a new mortgage of $15.0 million. TCI paid off the existing mortgage of $14.6 million and paid $1.2 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, TCI refinanced the existing mortgage on Laguna Vista apartments, a 206-unit complex located in Dallas, Texas, for a new mortgage of $17.7 million. TCI paid off the existing mortgage of $17.0 million and paid $1.1 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On February 29, 2012, TCI refinanced the existing mortgage on Savoy of Garland apartments, a 144-unit complex located in Garland, Texas, for a new mortgage of $10.3 million. TCI paid off the existing mortgage of $10.2 million and paid $0.9 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On March 1, 2012, the TCI construction loan in the amount of $11.1 million that was taken out on July 30, 2010 to fund the development of Sonoma Court apartments, a 124-unit complex, closed into permanent financing. The note accrues interest at 5.35% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on November 1, 2051.

On March 28, 2012, the TCI construction loan in the amount of $24.2 million that was taken out on February 18, 2010 to fund the development of Blue Ridge apartments, a 290-unit complex, closed into permanent financing. The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on October 1, 2051.

On April 30, 2012, TCI refinanced the existing mortgage on Parc at Metro Center apartments, a 144-unit complex located in Nashville, Tennessee, for a new mortgage of $11.0 million. TCI paid off the existing mortgage of $10.5 million and paid $0.7 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on May 1, 2052.

On May 25, 2012, TCI refinanced the existing mortgage on Pecan Pointe apartments, a 232-unit complex located in Temple, Texas, for a new mortgage of $16.8 million. TCI paid off the existing mortgage of $16.4 million and paid $1.3 million in closing costs and escrow reserves. The note accrues interest at 3.03% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On May 30, 2012, TCI refinanced the existing mortgage on Blue Lake Villas II apartments, a 70-unit complex located in Waxahachie, Texas, for a new mortgage of $4.1 million. TCI paid off the existing mortgage of $3.9 million and paid $0.2 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on June 1, 2052.

On June 19, 2012, the TCI construction loan in the amount of $16.4 million that was taken out on September 14, 2010 to fund the development of Lodge at Pecan Creek apartments, a 192-unit complex, closed into permanent financing. The note accrues interest at 5.05% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2052.

On June 28, 2012, TCI refinanced the existing mortgage on Lake Forest apartments, a 222-unit complex located in Houston, Texas, for a new mortgage of $12.8 million. TCI paid off the existing mortgage of $12.0 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, TCI refinanced the existing mortgage on Mission Oaks apartments, a 228-unit complex located in San Antonio, Texas, for a new mortgage of $15.6 million. TCI paid off the existing mortgage of $14.9 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.95% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

On June 28, 2012, TCI refinanced the existing mortgage on Paramount Terrace apartments, a 181-unit complex located in Amarillo, Texas, for a new mortgage of $3.2 million. TCI paid off the existing mortgage of $2.8 million and paid $0.4 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2045.

On June 28, 2012, TCI refinanced the existing mortgage on Sugar Mill apartments, a 160-unit complex located in Addis, Louisiana, for a new mortgage of $12.0 million. TCI paid off the existing mortgage of $11.8 million and paid $1.0 million in closing costs and escrow reserves. The note accrues interest at 2.85% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on July 1, 2052.

NOTE 7.   STOCK-SECURED NOTES PAYABLE

ARL has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the fair value of marketable equity securities. ARL also has other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT and TCI and ARL’s trading portfolio securities and bear interest rates ranging from 5% to 10% per annum. Margin borrowings and stock-secured notes payable were $28.9 million at December 31, 2012 and $26.9 million at December 31, 2011, representing 2.99% and 2.91%, respectively, of the market values of the equity securities at those dates.

NOTE 8.           RELATED PARTY TRANSACTIONS AND FEES

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may  deal if one party controls or can significantly influence the decision making  of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and hotel properties, and provides brokerage services.  Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement.  Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.   See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”).  Regis Hotel I, LLC, managed the Company’s hotel investments.  ARL engages third-party companies to lease and manage its apartment properties.

Below is a description of the related party transactions and fees between Pillar, Prime, Triad, Regis I, and Regis:

Fees, expenses, and revenue paid to and/or received from our advisor:

		2012	2011	2010
		(dollars in thousands)
Fees:
	Advisory fee	$10,182	$13,225	$15,770
	Construction advisory fee	181	2,429	1,761
	Mortgage brokerage and equity refinancing	1,881	812	1,667
	Net income fee	180	54	99
	Property acquisition and sales	20	-	31
		$12,444	$16,520	$19,328
Other Expense:
	Cost reimbursements	$3,359	$4,246	$4,882
	Interest paid	495	272	1,471
		$3,854	$4,518	$6,353
Revenue:
	Rental revenue	$587	$868	$2,595

Fees paid to Triad, an affiliate, Regis I, Regis and related parties:

		2012	2011	2010
			(dollars in thousands)
Fees:
	Property acquisition	$71	$-	$106
	Property management, construction manaement and leasing commissions	2,189	1,791	2,896
	Real estate brokerage	2,321	-	1,497
		$4,581	$1,791	$4,499

The Company received rental revenue of $0.6 million in 2012, $0.9 million in 2011, and $2.6 million in 2010 from Pillar, Prime and its related parties for properties owned by the Company, including Addison Hanger, Browning Place, Eagle Crest, Folsom, GNB, One Hickory, Senlac, Thermalloy and Two Hickory.

As of December 31, 2012, the Company had notes and interest receivables of $114.3 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, ARL recognized $14.2 million of interest income from these related party notes receivables.

On February 29, 2012, we received $3.3 million from UHF as payoff for the $3.0 note receivable due from UHF, related to Cliffs of El Dorado and $0.3 million in accrued interest.

The Company’s subsidiary, TCI, has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.  The Company received $6 million in revenue, in the current period, from the development agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of the related party payable due to Pillar as of December 31, 2012 (dollars in thousands):

Pillar
Related party payable, December 31, 2011	$(10,294)
Cash transfers	14,090
Advisory fees	(10,182)
Net income fee	(180)
Cost reimbursements	(3,359)
Interest (to) from Advisor	242
Construction advisory fees	(181)
Fees and commissions	(4,293)
POA fees	(158)
Expenses paid by Advisor	(1,861)
Financing (mortgage payments)	126
Note receivable with affiliate	1,147
Sales/purchase transactions	4,651
Intercompany property transfers	(670)
Related party payable, December 31, 2012	$(10,922)
Below are property sales that involve a related party:

On January 3, 2012, TCI’s 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. TCI recorded a gain on sale of $0.04 million on the land parcel sale.

On February 7, 2012, TCI’s 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $1.2 million on the land parcel sale.

On February 27, 2012, we re-purchased 100% interest in Cross County National Associates, LP from ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We assumed the existing mortgage of $9.2 million, secured by the property. On March 22, 2011, we sold our ownership in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for an amount equal to the re-purchase price.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  Upon re-purchasing the ownership interests in the current period, the seller-financing note of $0.3 million was cancelled.  There is no change in the financial statements related to the March 22, 2011 sale or the subsequent re-acquisition.

On March 1, 2012, TCI sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. TCI provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, TCI re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 5, 2012, TCI’s 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.1 million on the land parcel sale.

On April 1, 2012, TCI purchased 1,000 shares of stock of Kelly Lot Development, Inc. from Tacco Financial, Inc., a related party, for $5.6 million. This entity owns six land parcels, comprising approximately 52.59 acres of undeveloped land located in Dallas County, Texas, Kaufman County, Texas, Nashville, Tennessee and Tarrant County, Texas, known as Kelly Lots land, Travis Ranch land, Nashville land, Cooks Lane land, Seminary West land and Vineyards land. TCI assumed the existing mortgages of $0.5 million and $0.4 million, secured by the property. The loans accrue interest at 15.00% and are payable at maturity on May 1, 2013 and November 1, 2013, respectively.

On April 3, 2012, TCI’s 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.2 million on the land parcel sale.

On April 13, 2012, we sold a 161-room Hotel, known as Comfort Inn located in Denver, Colorado.  The entity that owned this hotel, American Mart Hotel Corporation was sold on August 20, 2010 to ABC Land and Development, Inc., a related party, for a sales price of $3.1 million, payable by assumption of the existing mortgage of $3.0 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale that met the requirements of ASC 360-20 took place on April 13, 2012.  We recorded a gain on sale of $3.1 million when the building was sold to an independent third party.

On August 10, 2012, TCI purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On December 31, 2012, TCI’s 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, TCI sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  TCI will not record a gain or loss on the land parcel sale.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

Sales to our subsidiary, TCI, have previously been reflected at the fair value sale price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.  The Company reflected the original cost basis in consolidation, therefore no change in the financial statements were necessary to reflect this change.

NOTE 9.           DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2012, 2011, or 2010. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 10.         PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2012, 3,353,954 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2012, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2012, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2012.

NOTE 11.         STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). The plan was terminated effective December 31, 2005. As of July 1, 2008, all options still outstanding under the plan expired. There are no remaining options outstanding under this plan as of December 31, 2012.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2012, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share.  These options will expire January 1, 2015, if not exercised.

NOTE 12.        INCOME TAXES

For tax periods ending before August 31, 2012, ARL was part of the American Realty Investors, Inc. consolidated federal return.  After that date, ARL and the rest of the American Realty Investors, Inc. group joined the Realty Advisors Management, Inc. (RAMI) consolidated group for tax purposes.  The income tax expense (benefit) for 2010 and 2011 tax periods in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  For 2012, ARL, TCI and IOT had a combined net taxable loss and ARL recorded no current tax (benefit) or expense. There was no deferred tax expense (benefit) recorded for 2012, 2011 or 2010 as a result of the uncertainty of the future use of the deferred tax asset.

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows:
	2012	2011	2010

Computed “expected” income tax (benefit) expense	(1,955)	(2,556)	(34,368)
Book to tax differences in gains on sale of property.	(8,503)	2,184	419
Book to tax differences from entities not consolidated for tax purposes	(3,831)	(3,228)	(3,638)
Book to tax differences of depreciation and amortization	1,460	1,556	1,871
Valuation allowance against current Net Operating Loss benefit	5,387	9,283	51,685
Other book to tax differences	7,442	(7,239)	(15,969)
	-	-	-

Alternative Minimum Tax	-	-	-

The tax effects of temporary differences that give rise to the deferred tax asset are as follows:

	2012	2011	2010

Net operating losses and tax credits	70,235	68,968	82,398
Basis difference of
Real estate holdings and equipment	1,159	(2,500)	(54,602)
Notes receivable	8,248	5,314	10,329
Investments	(13,824)	(14,660)	(14,462)
Notes payable	17,691	25,299	56,208
Deferred gains	18,170	28,181	41,312
Total	101,679	110,602	121,183
Deferred tax valuation allowance	(101,679)	(110,602)	(121,183)
Net deferred tax asset	-	-	-

At December 31, 2012, 2011 and 2010 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $68.0 million expiring through the year 2031.

Federal and state tax authorities generally have the right to examine and audit the previous three years of tax returns filed which would mean that the Company’s Forms 1120, U.S, Corporation Income Tax Returns, for the years ending December 31, 2011, 2010 and 2009 are still subject to examination by the IRS.

NOTE 13.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and shopping centers). The leases, thereon, expire at various dates through 2023. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2012 (dollars in thousands):

Year	Amount
2013	$17,554
2014	13,814
2015	10,244
2016	7,660
2017	5,020
Thereafter	7,823
Total	$62,115

NOTE 14.         OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, apartments, hotels, land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating income of each operating segment and each segment’s assets for 2012, 2011 and 2010 (dollars in thousands):

	Commercial
For the Twelve Months Ended Dec 31, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$37,204	$82,153	$-	$78	$86	$119,521
Operating expenses	21,194	37,080	-	693	430	59,397
Depreciation and amortization	6,723	14,894	-	-	-	21,617
Mortgage and loan interest	7,995	36,670	-	6,923	7,446	59,034
Interest income	-	-	-	-	14,612	14,612
Gain on land sales	-	-	-	5,475	-	5,475
Segment operating gain (loss)	$1,292	$(6,491)	$-	$(2,063)	$6,822	$(440)
Capital expenditures	2,737	978	-	-	-	3,715
Assets	162,756	538,352	-	212,285	-	913,393

Property Sales
Sales price	$9,825	$45,610	$3,369	$39,733	$-	$98,537
Cost of sale	(9,600)	(40,067)	(252)	(34,873)	-	(84,792)
Deferred current gain	-	-	-	615	-	615
Recognized prior deferred gain	-	-	-		-	-
Gain on sale	$225	$5,543	$3,117	$5,475	$-	$14,360

	Commercial
For the Twelve Months Ended Dec 31, 2011	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$34,729	$73,166	$-	$467	$118	$108,480
Operating expenses	21,596	34,843	-	2,096	369	58,904
Depreciation and amortization	5,238	13,465	-	-	-	18,703
Mortgage and loan interest	11,065	29,709	-	11,357	7,117	59,248
Interest income	-	-	-	-	10,948	10,948
Loss on land sales	-	-	-	34,247	-	34,247
Segment operating loss	$(3,170)	$(4,851)	$-	$21,261	$3,580	$16,820
Capital expenditures	3,073	652		137		3,862
Assets	169,187	547,667	-	243,488	-	960,342

Property Sales
Sales price	$106,653	$28,690	$29,844	$249,495	$-	$414,682
Cost of sale	(96,837)	(14,466)	(26,245)	(223,331)	-	(360,879)
Deferred current gain	1,652	-	-	-	-	1,652
Recognized prior deferred gain	17,448	10,168	-	8,083	-	35,699
Gain on sale	$28,916	$24,392	$3,599	$34,247	$-	$91,154

	Commercial
For the Twelve Months Ended Dec 31, 2010	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$40,470	$65,626	$-	$309	$100	106,505
Operating expenses	22,280	33,096	-	3,384	8	58,768
Depreciation and amortization	7,553	12,847	-	-	-	20,400
Mortgage and loan interest	11,261	30,976	-	14,082	8,730	65,049
Interest income	-	-	-	-	8,425	8,425
Loss on land sales	-	-	-	(10,103)	-	(10,103)
Segment operating loss	$(624)	$(11,293)	$-	$(27,260)	$(213)	$(39,390)
Capital expenditures	512	664		471		1,647
Assets	179,959	518,088	-	430,781	(19,079)	1,109,749

Property Sales
Sales price	$6,470	$195,984	$-	$28,357	$-	$230,811
Cost of sale	(8,376)	(151,735)	-	(43,400)	-	(203,511)
Deferred current gain	-	(29,194)	-	(3)	-	(29,197)
Recognized prior deferred gain	-	6,157	-	4,943	-	11,100
Gain on sale	$(1,906)	$21,212	$-	$(10,103)	$-	$9,203

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For Twelve Months Ended December 31,
	2012	2011	2010
Segment operating loss	$(440)	$16,820	$(39,390)
Other non-segment items of income (expense)
General and administrative	(6,388)	(13,619)	(12,457)
Advisory fees	(10,182)	(13,225)	(15,770)
Provision on impairment of notes receivable and real estate assets	(4,730)	(44,372)	(51,588)
Other income	7,950	2,723	8,726
Gain on sale of investments	(361)	91	673
Gain on Foreign Currency Transactions	-	-	222
Equity in earnings of investees	372	79	(200)
Income tax benefit	2,474	15,672	1,668
Loss from continuing operations	$(11,305)	$(35,831)	$(108,116)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	December 31,
	2012	2011	2010
Segment assets	$913,393	$960,342	$1,109,749
Investments in real estate partnerships	8,168	10,746	12,491
Other assets and receivables	196,744	197,032	209,360
Assets held for sale	17,040	67,351	225,674
Total assets	$1,135,345	$1,235,471	$1,557,274

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2012, 2011 and 2010. Income from discontinued operations relates to 7, 27, and 38 properties that were sold or repositioned in 2012, 2011 and 2010, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Revenue
Rental	$5,916	$34,869	$61,930
	5,916	34,869	61,930
Expenses
Property operations	(3,930)	(23,081)	(40,440)
Other income	-	-	4,067
Mortgage and loan Interest	(1,449)	(10,627)	(21,420)
General and administrative	(1,406)	(2,084)	(693)
Depreciation	(948)	(5,553)	(10,072)
Provision for asset impairment	-	(5,655)	(9,723)
	$(7,733)	$(47,000)	$(78,281)
Net loss from discontinued operations before gains on sale of real estate, taxes, and fees	(1,817)	(12,131)	(16,351)
Gain on sale of discontinued operations	8,885	56,907	19,306
Income from discontinued operations before tax	7,068	44,776	2,955
Tax expense	(2,474)	(15,672)	(1,034)
Income from discontinued operations	$4,594	$29,104	$1,921

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

The following is a tabulation of quarterly results of operations for the years 2012, 2011, and 2010.  Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Total operating revenues	$28,710	$29,254	$29,429	$32,129
Total operating expenses	24,829	23,380	24,276	29,829
Operating income	3,881	5,874	5,153	2,300
Other income (expense)	(13,254)	(9,273)	(7,322)	(6,613)
Income (loss) before gain on land sales, non-contolling interest, and taxes	(9,373)	(3,399)	(2,169)	(4,313)
Gain(loss) on land sales	(1,021)	4,738	2,898	(1,140)
Income tax benefit (expense)	1,021	1,537	(32)	(52)
Net income (loss) from continuing operations	(9,373)	2,876	697	(5,505)
Net income (loss) from discontinuing operations	1,896	2,853	(59)	(96)
Net income (loss)	(7,477)	5,729	638	(5,601)
Less: net income (loss) attributable to non-controlling interest	1,177	(1,064)	(74)	1,087
Preferred dividend requirement	(613)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(6,913)	$4,052	$(49)	$(5,127)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.76)	$0.10	$-	$(0.44)
Discontinued operations	0.16	0.25	(0.01)	(0.01)
Net income (loss) applicable to common shares	$(0.60)	$0.35	$(0.01)	$(0.45)
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Earnings per share - diluted
Income (loss) from continuing operations	$(0.76)	$0.05	$-	$(0.44)
Discontinued operations	0.16	0.11	-	(0.01)
Net income (loss) applicable to common shares	$(0.60)	$0.16	$-	$(0.45)
Weighted average common shares used in computing diluted earnings per share	11,525,389	25,679,951	21,027,447	11,525,389

	Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Total operating revenues	$26,454	$28,508	$28,376	$25,142
Total operating expenses	31,359	21,133	26,955	69,376
Operating income (loss)	(4,905)	7,375	1,421	(44,234)
Other income (expense)	(12,910)	(25,048)	(12,889)	5,440
Loss before gain on land sales, non-contolling interest, and taxes	(17,815)	(17,673)	(11,468)	(38,794)
Gain (loss) on land sales	5,344	(3,594)	(982)	33,479
Income tax benefit	384	9,984	2,791	2,513
Net income (loss) from continuing operations	(12,087)	(11,283)	(9,659)	(2,802)
Net income from discontinued operations	714	18,541	5,182	4,667
Net income (loss)	(11,373)	7,258	(4,477)	1,865
Less: net income (loss) attributable to non-controlling interest	2,170	7,175	4,830	(7,158)
Preferred dividend requirement	(617)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(9,820)	$13,820	$(260)	$(5,906)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.92)	$(0.41)	$(0.47)	$(0.92)
Discontinued operations	0.06	1.61	0.45	0.41
Net income (loss) applicable to common shares	$(0.86)	$1.20	$(0.02)	$(0.51)
Weighted average common shares used in computing earnings per share	11,493,115	11,525,389	11,525,389	11,517,431

Earnings per share - diluted
Income (loss) from continuing operations	$(0.92)	$(0.41)	$(0.47)	$(0.92)
Discontinued operations	0.06	1.61	0.45	0.41
Net income (loss) applicable to common shares	$(0.86)	$1.20	$(0.02)	$(0.51)
Weighted average common shares used in computing diluted earnings per share	11,493,115	11,525,389	11,525,389	11,517,431

	Three Months Ended 2010
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2010
Total operating revenues	$30,414	$29,105	$28,990	$17,996
Total operating expenses	29,202	29,946	28,645	71,190
Operating (loss) income	1,212	(841)	345	(53,194)
Other income (expense)	(14,628)	(15,194)	(14,272)	(3,109)
Loss before gain on land sales, non-controlling interest, and taxes	(13,416)	(16,035)	(13,927)	(56,303)
Gain (loss) on land sales	6	(4,122)	(72)	(5,915)
Income tax benefit (expense)	385	1,002	996	(715)
Net loss from continuing operations	(13,025)	(19,155)	(13,003)	(62,933)
Net income (loss) from discontinuing operations	(462)	1,863	1,850	(1,330)
Net loss	(13,487)	(17,292)	(11,153)	(64,263)
Less: net income attributable to non-controlling interest	1,577	3,543	2,140	4,188
Preferred dividend requirement	(622)	(622)	(626)	(618)
Net loss applicable to common shares	$(12,532)	$(14,371)	$(9,639)	$(60,693)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(1.05)	$(1.41)	$(1.00)	$(5.23)
Discontinued operations	(0.04)	0.16	0.16	(0.12)
Net income (loss) applicable to common shares	$(1.09)	$(1.25)	$(0.84)	$(5.35)
Weighted average common shares used in computing earnings per share	11,514,038	11,510,322	11,485,444	11,344,153

Earnings per share - diluted
Income (loss) from continuing operations	$(1.05)	$(1.41)	$(1.00)	$(5.23)
Discontinued operations	(0.04)	0.16	0.16	(0.12)
Net income (loss) applicable to common shares	$(1.09)	$(1.25)	$(0.84)	$(5.35)
Weighted average common shares used in computing diluted earnings per share	11,514,038	11,510,322	11,485,444	11,344,153

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC, which has a current outstanding balance of $23.8 million.

The Company’s investment in LK-Four Hickory, LLC at January 17, 2012 was sold and the Company has additional reserves for estimated potential amounts it could be looked to if various related parties are not able to meet their obligations to LK Four Hickory, LLC.  The Company will continue to evaluate these potential estimates and also the likelihood of having to fund any of these and adjust their reserves accordingly.

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2013, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Litigation.      The Company is involved in and vigorously defending against, a number of deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20 million in the aggregate and will occur, if at all, in future years.

ART and its subsidiary ART Midwest, Inc have been engaged in litigation with a Mr. David Clapper and companies related to Mr. Clapper (The “Clapper Entities”) since 1999. The origins of the matter began in 1998 in a transaction in which ART Midwest was to acquire eight apartments from the Clapper Entities. Through the years there have been rulings both for and against ART in this matter.  However in October 2011, a final ruling was issued whereby the Clapper Entities were awarded approximately $74 million including $26 million in damages and $48 million in interest. This ruling was against ART and its subsidiary ART Midwest and not the Company or any other subsidiary of the Company.

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

In January 2012, the Company sold all of the issued and outstanding stock of American Realty Trust (“ART”) for a $10 million note. The note is fully reserved by the Company and valued at zero. Subsequent to the sale ART filed for Chapter 11 bankruptcy protection.

ARL, through a foreign subsidiary, is developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany.  The project is located less than 30 miles from the Denmark border. The town will comprise of a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross country skiing.  The development project is expected to the biggest holiday resort in northern Europe.  There were been disputes with the local partner related to his mismanagement of the project which resulted in replacing him as the managing partner and led to filing for bankruptcy protection in Germany to completely remove him from the project.   An insolvency manager has been put into place in order to protect the creditors, and ARL believes that the value of the land and development in process will satisfy the existing creditors and return ARL’s investment.  ARL is working in cooperation with the insolvency manager and expects to continue ARL’s involvement in the development of this project.

ARL is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARL’s financial condition, results of operations or liquidity.

NOTE 18.     EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding. We have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive. The majority of the stock options issued expired July 1, 2008.  As of December 31, 2012, we have 1,000 shares of stock options outstanding.  These options will expire January 1, 2015, if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. As of December 31, 2012, the preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 19.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 29, 2013, the date the financial statements were available to be issued.

  On January 8, 2013, TCI’s 14.52 acres of land known as Southwood located in Tallahassee, Florida was sold at a foreclosure auction to a third party for $0.5 million.  This land parcel was previously sold, on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  TCI will not record a gain or loss on the land parcel sale.

On January 24, 2013, TCI refinanced the existing mortgage on Breakwater Bay apartments, a 176-unit complex located in Beaumont, Texas, for a new mortgage of $9.8 million. TCI paid off the existing mortgage of $9.1 million and $0.7 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 25, 2013, TCI refinanced the existing mortgage on Northside on Travis apartments, a 200-unit complex located in Sherman, Texas, for a new mortgage of $13.9 million. TCI paid off the existing mortgage of $13.5 million and $1.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 28, 2013, TCI refinanced the existing mortgage on Capitol Hill apartments, a 156-unit complex located in Little Rock, Arkansas, for a new mortgage of $9.4 million. TCI paid off the existing mortgage of $8.8 million and $0.6 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 28, 2013, TCI sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas to an independent third party, for a sales price of $25.3 million.  The buyer assumed the existing debt of $18.2 million secured by the property.  TCI recorded a gain of $6.2 million on the sale.

On February 25, 2013, TCI refinanced the existing mortgage on Mansions of Mansfield apartments, a 208-unit complex located in Mansfield, Texas, for a new mortgage of $16.3 million. TCI paid off the existing mortgage of $15.8 million and $1.4 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On February 25, 2013, TCI refinanced the existing mortgage on Preserve at Pecan Creek apartments, a 192-unit complex located in Denton, Texas, for a new mortgage of $15.1 million. TCI paid off the existing mortgage of $14.6 million and $1.2 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

												Schedule III
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

				Cost Capitalized
		Initial Cost		Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year

Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$ 888	$ 378	$ 2,683	$ 313		$ 691	$ 2,683	$ 3,373	$ 464	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,481	439	9,979	201		439	10,180	10,619	2,517	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	4,068	287	4,451	-		287	4,451	4,738	567	2004	01/04	40 years
Blue Ridge, Midland, TX	24,028	2,259	24,359	-		2,259	24,359	26,618	962	2011	02/10	40 years
Breakwater Bay, Beaumont, TX	9,132	740	10,435	-		740	10,435	11,175	2,059	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	4,639	762	6,856	-		762	6,856	7,618	863	2007	04/08	40 years
Capitol Hill, Little Rock, AR	8,777	1,860	7,948	-		1,860	7,948	9,807	1,691	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,596	186	5,733	757		902	5,774	6,676	1,139	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,279	921	12,644	231		921	12,875	13,796	2,568	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	602	51	1,521	225		277	1,521	1,798	298	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	627	83	2,115	356		439	2,115	2,554	366	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,915	1,349	16,783	65		1,349	16,849	18,197	3,700	2002	05/02	40 years
Dorado Ranch, Odessa, TX	16,230	761	18,544	24		761	18,568	19,329	1,779	2009	07/07	40 years
Falcon Lakes, Arlington, TX	13,265	1,318	14,039	327		1,318	14,365	15,684	3,789	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,770	1,326	12,015	69		1,345	12,065	13,410	2,404	2003	03/03	40 years
Huntington Ridge, DeSoto, TX	14,887	1,693	15,927	40		1,693	15,967	17,660	1,731	2007	10/04	40 years
Laguna Vista, Dallas, TX	17,568	288	20,743	497		370	21,158	21,528	3,305	2006	12/04	40 years
Lake Forest, Houston, TX	12,743	335	12,267	1,519		335	13,786	14,121	2,515	2004	01/04	40 years
Legends Of El Paso, El Paso, TX	15,269	1,318	16,639	697		1,318	17,336	18,654	2,477	2006	07/05	40 years
Lodge at Pecan Creek, Denton, TX	16,303	1,349	16,138	-		1,349	16,138	17,486	419	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,784	977	17,799	-		977	17,799	18,775	1,668	2009	09/05	40 years
Mariposa Villas, Dallas, TX	12,168	721	12,825	-		721	12,825	13,547	2,346	2002	01/02	40 years
Mission Oaks, San Antonio, TX	15,550	1,266	16,627	212		1,266	16,839	18,105	2,384	2005	05/05	40 years
Monticello Estate, Monticello, AR	492	36	1,493	263		285	1,508	1,793	273	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,544	1,301	14,560	-		1,301	14,560	15,861	1,214	2009	10/07	40 years
Paramount Terrace, Amarillo, TX	3,152	312	2,805	179		312	2,984	3,296	1,046	1983	05/00	40 years
Park at Clarksville, Clarksville, TN	12,983	571	14,300	118		587	14,403	14,990	1,551	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,381	1,022	20,131	-		1,022	20,131	21,153	988	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,643	1,048	17,688	617		1,048	18,305	19,353	2,738	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,939	947	12,226	503		947	12,729	13,676	1,994	2006	05/05	40 years
Parc at Rogers, Rogers, AR	16,904	1,482	22,993	266	(3,180)	1,749	19,813	21,562	2,496	2007	04/04	40 years
Pecan Pointe, Temple, TX	16,728	1,744	16,876	197		1,744	17,073	18,817	1,942	2007	10/06	40 years
Preserve at Pecan Creek, Denton, TX	14,645	885	16,626	59		902	16,668	17,570	1,794	2008	10/05	40 years
River Oaks, Wylie, TX	9,633	590	11,674	148		590	11,822	12,412	2,901	2002	10/01	40 years
Riverwalk Phase I, Greenville, MS	317	23	1,537	175		198	1,537	1,736	309	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,212	52	4,007	363		297	4,126	4,423	1,062	2003	01/06	40 years
Savoy of Garland, Garland, TX	10,198	760	11,602	147		760	11,749	12,509	993	2009	10/06	40 years
Sonoma Court, Rockwall, TX	11,028	941	11,132	-		941	11,132	12,073	365	2011	07/10	40 years
Stonebridge at City Park, Houston, TX	14,358	1,545	14,786	97		1,545	14,883	16,428	2,931	2004	01/04	40 years
Sugar Mill, Baton Rouge, LA	11,904	1,882	13,367	135		1,882	13,502	15,384	1,110	2009	08/08	40 years
Toulon, Gautier, MS	20,700	1,993	19,727	-		1,993	19,727	21,720	700	2011	09/09	40 years
Treehouse, Irving, TX	4,917	297	2,672	85		297	2,757	3,054	601	1974	05/04	40 years
Vistas of Pinnacle Park, Dallas, TX	18,735	1,750	19,808	111		1,750	19,920	21,670	4,206	2002	10/02	40 years
Vistas of Vance Jackson, San Antonio, TX	15,814	1,265	16,540	189		1,327	16,666	17,993	3,047	2004	01/04	40 years
Whisperting Pines, Topeka, KS	9,197	244	5,965	139		244	6,105	6,348	4,857	1974	02/78	40 years
Windsong, Fort Worth, TX	10,541	790	11,526	-		790	11,526	12,316	2,549	2002	07/03	40 years
Total Apartments Held for Investment	$ 518,534	$ 42,146	$ 563,112	$ 9,326	$ (3,180)	$ 44,887	$ 566,517	$ 611,404	$ 83,678

												Schedule III
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

				Cost Capitalized
		Initial Cost		Subsequent to Acquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year

Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
	(dollars in thousands)

Commercial
225 Baronne, New Orleans, LA	$ -	$ 1,065	$ 492	$ 7,318		$ 1,065	$ 7,810	$ 8,875	$ 7,399	1960	03/98	40 years
600 Las Colinas, Las Colinas, TX	32,800	5,751	51,759	7,038		5,751	58,797	64,548	13,395	1984	08/05	40 years
1010 Common, New Orleans, LA	13,489	2,718	11,079	23,051		2,718	34,130	36,848	26,584	1971	03/98	40 years
Bridgeview Plaza, LaCrosse, WI	6,223	-	-	635		-	635	635	223	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	30,723	5,096	45,868	8,146		5,096	54,014	59,110	11,455	1984	04/05	40 years
Cross County Mall, Matoon, IL	8,361	608	4,891	8,078		1,394	12,184	13,578	11,869	1971	08/79	40 years
Ergon Office Building, Jackson, MS	1,878	201	1,914	-	(1,963)	152	-	152	152	—	11/08	40 years
Fruitland Plaza, Fruitland Park, FL	-	17	-	66		17	66	83	17	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	647	622	-	142		622	142	765	110	—	08/05	40 years
Sesame Square, Anchorage, AK	960	562	1,538	-		562	1,538	2,101	1,459	1981	12/81	40 years
Stanford Center, Dallas, TX	22,850	3,878	34,862	523		3,878	35,385	39,264	4,168	—	06/08	40 years
Total Commercial Held for Investment	$ 117,931	$ 20,519	$ 152,403	$ 54,999	$ (1,963)	$ 21,256	$ 204,702	$ 225,958	$ 76,831

Land
Audubon, Adams County, MS	-	519	-	297		815	-	815	-	—	03/07	—
Cooks Lane, Fort Worth, TX	-	1,094	-	-		1,094	-	1,094	-	—	06/04	—
Dedeaux, Gulfport, MS	1,734	1,612	-	47	(38)	1,621	-	1,621	-	—	10/06	—
Denham Springs, Denham Springs, LA	165	339	-	-		339	-	339	-	—	08/08	—
Elm Fork Land, Denton County, TX	101	516	-	-		516	-	516	-	—	03/01	—
Gautier Land, Gautier, MS	691	2,526	-	128	(298)	2,356	-	2,356	-	—	07/98	—
GNB Land, Farmers Branch, TX	14,833	4,385	-	32		4,418	-	4,418	-	—	07/06	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,440	3,131	-	381		3,512	-	3,512	-	—	03/08	—
Hunter Equities Land, Dallas, TX	-	398	-	-		398	-	398	-	—	07/08	—
Jackson Capital City Center, Jackson, MS	4,751	8,986	-	4,481	(1,310)	12,156	-	12,156	-	—	11/08	—
Kelly Lot, Farmers Branch, TX	-	81	-	-		81	-	81	-	—	04/12	—
Lacy Longhorn Land, Farmers Branch, TX	-	386	-	-		386	-	386	-	—	06/04	—
LaDue Land, Farmers Branch, TX	606	1,810	-	-		1,810	-	1,810	-	—	07/98	—
Lake Shore Villas, Humble, TX	-	81	-	3		84	-	84	-	—	03/02	—
Lubbock Land, Lubbock, TX	-	234	-	-		234	-	234	-	—	01/04	—
Luna (Carr), Farmers Branch, TX	384	589	-	-		589	-	589	-	—	07/05	—
Manhattan Land, Farmers Branch, TX	2	4,314	-	53	-	4,367	-	4,367	-	—	02/00	—
McKinney 36, Collin County, TX	3,578	1,769	-	-	(58)	1,711	-	1,711	-	—	01/98	—
McKinney Ranch Land, McKinney, TX	6,611	13,935	-	459	(2,226)	12,169	-	12,169	-	—	12/05	—
Meloy/Portage Land, Kent OH	2,055	5,119	-	-	(945)	4,174	-	4,174	-	—	02/04	—
Mira Lago, Farmers Branch, TX	-	53		15		68		68	-	—	05/01	—
Nakash, Malden, MO	-	103	-	-		103	-	103	-	—	01/93	—
Nashville, Nashville, TN	-	873	-	53		926	-	926			06/02
Nicholson Croslin, Dallas, TX	116	63	-	-		63	-	63	-	—	10/98	—
Nicholson Mendoza, Dallas, TX	49	27	-	-		27	-	27	-	—	10/98	—
Ocean Estates, Gulfport, MS	-	1,418	-	390		1,808	-	1,808	-	—	10/07	—
Port Olpenitz, GmbH, Kappelin, Germany	655	-	-	32,175		32,175	-	32,175	-	—	12/06	—
Seminary West, Fort Worth, TX	-	146	-	-		146	-	146	-	—	07/01	—
Summer Breeze, Odessa, TX	-	687	-	-		687	-	687	-	—	06/12	—
Texas Plaza Land, Irving, TX	99	1,738	-	-	(238)	1,500	-	1,500	-	—	12/06	—
Travelers Land (178 acres), Farmers Branch, TX	27,715	24,511	-	-		24,511	-	24,511	-	—	11/06	—

												Schedule III
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012

		Initial Cost		Cost Capitalized Subsequent toAcquisition	Asset Impairment	Gross Amounts of Which Carried at End of Year

Property/Location	Encumbrances	Land	Building & Improvements	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed
	dollars in thousands)
Land (cont'd)
Travelers Land (15 acres), Farmers Branch, TX	1,777	1,913	-	-		1,913	-	1,913	-	—	11/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	-	-		1,030	-	1,030	-	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	-	1,517	-	-		1,517	-	1,517	-	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	-	130	-	-		130	-	130	-	—	03/04	—
US Virgin Islands - Pearl, US Virgin Islands	3,018	14,031	-	2,284		16,315	-	16,315	-	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	259	228	-	-		228	-	228	-	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	609	780	-	-		780	-	780	-	—	12/05	—
Waco 151 Land, Waco, TX	1,218	2,106	-	-	(1,207)	899	-	899	-	—	04/07	—
Waco Swanson, Waco, TX	-	173	-	-		173	-	173	-	—	08/06	—
Walker Land (82.6 acres), Dallas County, TX	8,397	12,613	-	-		12,613	-	12,613	-	—	09/06	—
Willowick Land, Pensacola, FL	-	137	-	-		137	-	137	-	—	01/95	—
Windmill Farms I, Kaufman County, TX	33,415	50,428	-	14,256	(21,009)	43,675	-	43,675	-	—	11/06	—
Total Land Held for Development	$ 117,035	$ 166,529	$ -	$ 55,053	$ (27,327)	$ 194,254	$ -	$ 194,254	$ -

Corporate Departments/Investments/Misc.
TCI - Corporate	11,575	-		-		-	-	-	-	—	—	—
ARI - Corporate	23,571	-	-	16		16	-	16	16	—	—	—
Total Corporate Debt	$ 35,147	-	$ -	$ 16	$ -	$ 16	$ -	$ 16	$ 16

Total Properties Held for Investment/Corporate Debt	$ 788,647	$ 229,195	$ 715,515	$ 119,394	$ (32,471)	$ 260,413	$ 771,219	$ 1,031,632	$ 160,525

Properties Held for Sale
Apartments
Verandas at City View, Fort Worth, TX	18,197	1,792	18,375	1,267		1,792	19,641	21,433	4,393	2003	09/01	40 years
Total Apartments Held for Sale	$ 18,197	$ 1,792	$ 18,375	$ 1,267	$ -	$ 1,792	$ 19,641	$ 21,433	$ 4,393

Total Properties Held for Sale	$ 18,197	$ 1,792	$ 18,375	$ 1,267	$ -	$ 1,792	$ 19,641	$ 21,433	$ 4,393

Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	11,129	1,406	12,650	41	(1,998)	1,406	10,694	12,100	1,476	2000	04/08	40 years
Total Apartment Subject to Sales Contract	$ 11,129	$ 1,406	$ 12,650	$ 41	$ (1,998)	$ 1,406	$ 10,694	$ 12,100	$ 1,476

Commercial
Amoco Building, New Orleans, LA	21,353	1,130	3,078	6,825		1,130	9,903	11,034	7,798	1974	07/97	40 years
Eton Square, Tulsa, OK	9,212	1,346	12,064	4,207	(2,400)	1,346	13,871	15,217	6,553	1985	09/99	40 years
Thermalloy, Farmers Branch, TX	121	791	1,061	-		791	1,061	1,852	121	—	05/08	40 years
Total Commercial Subject to Sales Contract	$ 30,686	$ 3,267	$ 16,203	$ 11,032	$ (2,400)	$ 3,267	$ 24,835	$ 28,103	$ 14,472

Land
Dominion Tract, Dallas, TX	1,221	2,036	-	-	(133)	1,904	-	1,904	-	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	2,124	3,236	-	135	(176)	3,194	-	3,194	-	—	06/02	—
Luna Ventures, Farmers Branch TX	380	2,934	-	-	-	2,934	-	2,934	-	—	04/08	—
Mansfield Land, Mansfield, TX	304	543	-	3	-	546	-	546	-	—	09/05	—
Pioneer Crossing Tract I, Austin, TX	2,875	-	-	-	-	-	-	-	-	—	03/06
Pioneer Crossing Tract II (17.28 acres), Austin, TX	145	229	-	-	-	229	-	229	-	—	03/06	—
Senlac Land, Farmers Branch, TX	116	656	-	-	-	656	-	656	-	—	08/05	—
Sheffield Village, Grand Prairie, TX	332	1,643	-	438	-	2,082	-	2,082	-	—	09/03	—
Southwood Plantation 1394, Tallahassee, FL	600	1,209	-	113	(823)	500	-	500	-	—	02/06	—
Stanley Tools, Farmers Branch, TX	1,324	4,987	-	-	(301)	4,686	-	4,686	-	—	02/04	—
Whorton Land, Bentonville, AR	3,242	4,291	-	6	(2,997)	1,300	-	1,300	-	—	06/05	—
Total Land Subject to Sales Contract	$ 12,663	$ 21,766	$ -	$ 695	$ (4,429)	$ 18,032	$ -	$ 18,032	$ -

Total Properties Subject to Sales Contract	$ 54,478	$ 26,439	$ 28,853	$ 11,769	$ (8,827)	$ 22,704	$ 35,529	$ 58,234	$ 15,948

TOTAL: Real Estate	$ 861,322	$ 257,425	$ 762,743	$ 132,429	$ (41,298)	$ 284,909	$ 826,390	$ 1,111,299	$ 180,866

		SCHEDULE III
			(Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31,

	2012	2011	2010
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$1,196,662	$1,541,774	$1,792,562
Additions
Acquisitions, improvements and construction	11,860	56,505	74,796
Deductions
Sale of real estate	(89,978)	(411,593)	(268,616)
Asset impairments	(7,245)	9,976	(56,968)
Balance at December 31,	$1,111,299	$1,196,662	$1,541,774

Reconciliation of Accumulated Depreciation
Balance at January 1,	$170,032	$209,189	$211,041
Additions
Depreciation	22,494	11,990	26,370
Deductions
Sale of real estate	(11,660)	(51,147)	(28,222)
Balance at December 31,	$180,866	$170,032	$209,189

						SCHEDULE IV
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2012
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
JUNIOR MORTGAGE LOANS
2410 Partnership	10.00%	09/17	Interest only paid quarterly.	-	145	145	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Christine Tunney	10.00%	09/17	Interest only paid quarterly.	-	48	48	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Compton Partners	10.00%	09/17	Interest only paid quarterly.	-	289	289	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
David Monier	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Earl Samson	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Edward Samson	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Hammon Operating Corporation	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Harold Wolfe	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Herrick Partners	10.00%	09/17	Interest only paid quarterly.	-	91	91	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Mary Ann MacLean	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michael Monier	10.00%	09/17	Interest only paid quarterly.	-	304	304	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michale Witte	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Miscellaneous Non-Related Party	Various	Various		-	1,624	2,082	-
Various Security Interest
Miscellaneous Related Party	Various	Various		7,140	7,608	2,319	-
Various Security Interest

						SCHEDULE IV
						(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2012
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
Palmer Brown Madden	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Peter Van Dyk Berg	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Quintin Smith Jr.	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Richard Schmaltz	10.00%	09/17	Interest only paid quarterly.	-	203	203	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Robert Baylis	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Sherman Bull	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Summer Breeze I-V, LLC	5.00%	09/13	Interest and principal due at maturity.	-	2,590	2,590
6% Class A and 25% Class B Limited Partner Interests
Trust - Brett & Nicole Monier	10.00%	09/17	Interest only paid quarterly.	-	32	32	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Trust - David Monier	10.00%	09/17	Interest only paid quarterly.	-	32	32	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Trust - Joseph Monier	10.00%	09/17	Interest only paid quarterly.	-	32	32	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney,LLC)	5.25%	12/27	Excess cash flow	13,386	1,337	2,097	-
100% Interest in UH of Mckinney, LLC
Unified Housing Foundation, Inc. (Echo Station/UH of Temple,LLC)	5.25%	12/27	Excess cash flow	10,075	1,668	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood,LLC)	5.25%	12/27	Excess cash flow	23,093	2,800	5,059	-
100% Interest in UH of Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington,LLC)	5.25%	12/27	Excess cash flow	19,098	1,925	3,936	-
100% Interest in UH of Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	5.25%	12/27	Excess cash flow	16,313	6,363	6,363	-
Interest in Unified Housing Foundation Inc.

						SCHEDULE IV
						(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2012
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC)	5.25%	12/27	Excess cash flow	16,313	1,320	2,733	-
100% Interest in HFS of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	5.25%	12/27	Excess cash flow	13,637	3,300	4,663	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin,LLC)	5.25%	07/15	Excess cash flow	13,637	1,871	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	5.25%	12/27	Excess cash flow	12,683	6,000	8,250
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing,LLC)	5.25%	12/27	Excess cash flow	11,240	1,223	2,272	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	5.25%	12/27	Excess cash flow	23,853	6,942	9,986	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell,LLC)	5.25%	12/27	Excess cash flow	7,588	1,323	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	5.25%	12/27	Excess cash flow	10,410	6,140	7,966	-
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock I)	5.25%	12/27	Excess cash flow	15,283	1,426	2,485	-
100% Interest in UH of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock II)	5.25%	12/27	Excess cash flow	14,564	1,430	2,555	-
100% Interest in UH of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)	5.25%	12/27	Excess cash flow	22,579	2,127	3,815	-
100% Interest in UH of Harvest Hill III, LLC
William Ingram	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William Urkiel	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Willingham Trust	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.

						SCHEDULE IV
							(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2012
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
UNSECURED LOANS
One Realco Corporation (1)	3.00%	1/17	Interest and principal due at maturity.	-	10,000	10,000	-
Realty Advisors Management, Inc.	4.00%	12/16	Interest only paid quarterly.	-	20,387	20,387	-
Leman Development, Ltd. (1)	0.00%	N/A		-	1,500	1,500	-
Tracy Suttles (1)	18.00%	11/13	Interest and principal due at maturity.	-	2,147	1,077	-
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	5.25%	12/27	Excess cash flow	16,313	2,000	2,000	-
Unified Housing Foundation, Inc.	5.00%	12/13	Interest and principal due at maturity.	-	6,000	6,000	-
				$220,942	$ 104,346	$ 119,291	$ -
					Accrued interest	5,882
					Allowance for estimated losses	(21,704)
						$ 103,469
(1) Fully reserved

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOAN RECEIVABLES ON REAL ESTATE
As of December 31,

	2012	2011	2010

Balance at January 1,	$114,923	$102,962	$94,980
Additions
New Mortgage Loans	18,590	22,968	29,309
Funding of Existing Loans	1	-	12,315
Increase (Decrease) of interest receivable on mortgage loans	(2,749)	3,822	6,315
Deductions
Collection of principal	(3,913)	(8,252)	(11,121)
Conversion to property interest	-	-	-
Non-Cash Reductions	(1,679)	(1,007)	(28,836)
Cost of mortgages sold	-	(5,570)	-

Balance at December 31,	$125,173	$114,923	$102,962

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current Directors of ARL are listed below, together with their ages, terms of service, all positions and offices with ARL, its former advisor, Prime, or current advisor Pillar, which took over as contractual advisor for Prime on April 30, 2011, their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation “affiliated,” when used below with respect to a Director, means that the Director is an officer, director, or employee of  Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent,” when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer, or employee of  Pillar (but may be a director of the Company), although the Company may have certain business or professional relationships with such Director as discussed in Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence”.

HENRY A. BUTLER:  Age 62, Director (Affiliated) (since July 2003) and Chairman of the Board since May 2009.

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (“Pillar”) since April 30, 2011, and its predecessor, Prime (since July 2003).  Mr. Butler was owner/operator (1989 to 1991) of Butler Interests Inc.  Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since July 2003) of the Company.  He is also Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI and Chairman of the Board (since May 2011) and a Director (December 2001 to July 2003) and again (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI: Age 50, Director (Independent) (since November 2005).

Mr. Jakuszewski is currently the Senior Medical Liaison for Vein Clinics of America. Mr. Jakuszewski was Vice President of Sales and Marketing (September 1998 to December 2012) of New Horizon Communications, Inc. a Consultant (January 1998 to September 1998) for New Horizon Communications, Inc.; Regional Sales Manager (1996-1998) of Continental Funding; Territory Manager (1992-1996) of Sigvaris, Inc.; Senior Sales Representative (1998-1992) of Mead Johnson Nutritional Division, USPNG; and Sales Representative (1986-1987) of Muro Pharmaceutical, Inc. Mr. Jakuszewski has been a Director of the Company since his election on March 16, 2004. He is also a director of TCI (since November 22, 2005) and a Director of IOT (since March 16, 2004).

SHARON HUNT, Age 70, Director (Independent) (since October 2011).

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

TED R. MUNSELLE: Age 57, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market.  He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983).  Mr. Munselle was elected as a director of the Company on February 20, 2004.  He was also elected as a Director of TCI (since February 20, 2004) and a Director of IOT (since May 21, 2009).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of ARL has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Meetings and Committees

The Board of Directors held five meetings during 2012. For such year, no incumbent Director attended fewer than 94% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member

The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc.  All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2012.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met once during 2012.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2012.

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

In May, 2012, the non-management members of the Board designated Ted R. Munselle as presiding director to serve in this position until the Company’s annual meeting of stockholders to be held following the fiscal year ended December 31, 2012.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2012, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their related parties and members of ARL’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all except one of whom are employed by Pillar. Mr. Bertcher is employed by New Concept Energy, Inc (“NCE”).   None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Prime, Pillar, other related entities, other principal occupations, business experience and directorships with other publicly held companies during the last five years or more are set forth below.  No family relationships exist among any of the executive officers or directors of the Company.

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

GENE S. BERTCHER, 64

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

LOUIS J. CORNA, 65

Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (October 2001 to February 2004), Executive Vice President—Tax and Chief Financial Officer (June 2001 to October 2001) and Senior Vice President—Tax (December 2000 to June 2001) of ARL, TCI, IOT and BCM; Executive Vice President, General Counsel/Tax Counsel and Secretary (since February 2004), Executive Vice President—Tax (July 2003 to February 2004) of Prime and (effective April 30, 2011) of Pillar and Prime; Private Attorney (January 2000 to December 2000); Vice President—Taxes and Assistant Treasurer (March 1998 to January 2000) of IMC Global, Inc.; Vice President—Taxes (July 1991 to February 1998) of Whitman Corporation.  Mr. Corna was also a Director and Vice President (June 2004 to December 2010) and Secretary (January 2005 to December 2010) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 61

Executive Vice President—Residential Development (since November 2006) of Prime and (effective April 30, 2011) of Pillar, ARL, TCI and IOT; Managing Director of Development for Woodmont Investment Company GP, LLC of Dallas, Texas from November 2005 to November 2006; President of Sterling Builders, Inc. of Spring, Texas from October 2003 to November 2005; Vice President of Westchase Construction, Ltd. of Houston, Texas from August 2001 to September 2003. For more than five years prior thereto, Mr. Crozier was employed by various firms in the construction industry including, Trammell Crow Residential (February 1995 through February 2000) and The Finger Companies (August 1991 through February 1995).

Officers

Although not an executive officer of the Company, Daeho Kim currently serves as Treasurer. His position with the Company is not subject to a vote of stockholders. His age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

DAEHO KIM, 36

Treasurer (since October 29, 2008) of ARL, TCI and IOT. For more than five years prior thereto, Mr. Kim was employed by Prime and (effective April 30, 2011) of Pillar in various financial capacities including Cash Manager and Assistant Director of Capital Markets.

AIMEE COLE, 33

Vice President, Corporate Controller (Since October 2011) of ARL, TCI and IOT.  For five years prior thereto, Ms. Cole was employed by Pillar (effective April 30, 2011) or Prime (since May 2008) in various accounting capacities including Senior Controller and Accounting Manager.  For more than seven years prior thereto, Ms. Cole was employed by Eenhoorn, LLC, a property management and investment company, in various accounting capacities, including Controller (January 2001 through February 2008).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2012. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

The Advisor

Pillar Income Asset Management, Inc. (“Pillar”) has been ARL’s Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees and as such, employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc., Realty Advisors Management, Inc. or ARL, nor is he a Trustee of the May Trust.

Under the Advisory Agreement, Pillar is required to annually formulate and submit, for Board approval, a budget and business plan containing a twelve-month forecast of operations and cash flow, a general plan for asset sales and purchases, lending, foreclosure and borrowing activity, and other investments.   Pillar is required to report quarterly to the Board on ARL’s performance against the business plan. In addition, all transactions require prior Board approval, unless they are explicitly provided for in the approved business plan or are made pursuant to authority expressly delegated to Pillar by the Board.

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the ARL stockholders; contains a broad standard governing Pillar’s liability for losses incurred by ARL; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, ARL and other entities it advises.  Pillar is a company of which Messrs. Moos, Bertcher, Corna, and Crozier serve as executive officers.

The Advisory Agreement with Pillar provides for Pillar to be responsible for the day-to-day operations of ARL and for Pillar to receive, as compensation for basic management and advisory services, a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value (total assets less allowance for amortization, depreciation or depletion and valuation reserves).

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

The Advisory Agreement also provides that Pillar receive the following forms of compensation:

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

(a)	1.0% of the amount of the loan or the amount refinanced; or

(b)
a brokerage or refinancing fee which is reasonable and fair under the circumstances; provided, however, that no such fee shall be paid on loans from Pillar without the approval of ARL’s Board of Directors. No fee shall be paid on loan extensions.

Under the ARL Advisory Agreement, all or a portion of the annual advisory fee must be refunded by the Advisor if the operating expenses of ARL (as defined in the Advisory Agreement) exceed certain limits specified in the Advisory Agreement based on the book value, net asset value, and net income of ARL during the fiscal year.

The ARL Advisory Agreement requires Pillar to pay to ARL one-half of any compensation received from third parties with respect to the origination, placement or brokerage of any loan made by ARL; provided, however, that the compensation retained by Pillar shall not exceed the lesser of (1) 2.0% of the amount of the loan commitment or (2) a loan brokerage and commitment fee which is reasonable and fair under the circumstances.

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

If and to the extent that ARL shall request Pillar, or any director, officer, partner, or employee of Pillar, to render services for ARL other than those required to be rendered by the Advisory Agreement, Pillar separately would be compensated for such additional services on terms to be agreed upon between such party and ARL from time to time. As discussed below, under “Property Management and Real Estate Brokerage,” effective January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services under similar terms as the previous agreements with Triad and Regis Realty I.

ARL entered into a Cash Management Agreement with Pillar on April 30, 2011 and terminated the previous agreement with Prime.  The Company and Pillar entered into a Cash Management Agreement to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal Prime Rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.  ARL’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

Situations may develop in which the interests of ARL are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for ARL, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI and IOT. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

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

ARL had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated.  During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which was Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

The previous Advisory Agreement with Prime provided for Prime to be responsible for the day-to-day operations of ARL and to receive a monthly base compensation at the rate of 0.0625% per month (0.75% on an annualized basis) of Average Invested Assets.

In addition to base compensation, Prime received the following forms of additional compensation:

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

Property Management

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.  Regis Hotel I, LLC, managed the Company’s hotel investments.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  The general partner of Triad was PIAMI.  The limited partner of Triad was HRS Holdings, LLC. (“HRSH”)  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSH, and was entitled to receive property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.  Regis Hotel I, LLC, managed the Company’s hotel investments.

ARL engages third-party companies to lease and manage our apartment properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under their management.

Real Estate Brokerage

Regis also provides real estate brokerage services to ARL and receives brokerage commissions of 3% or less of transaction amounts.

TCI’s brokerage agreement differs from ARL with the following sliding scale of total fees to be paid:

(1)	maximum fee of 4.5% on the first $2.0 million of any purchase or sale transaction of which no more than 3.5% is to be paid to Regis;

(2)	maximum fee of 3.5% on transaction amounts between $2.0 million-$5.0 million of which no more than 3.0% is to be paid to Regis;

(3)	maximum fee of 2.5% on transaction amounts between $5.0 million-$10.0 million of which no more than 2.0% is to be paid to Regis; and

(4)	a maximum fee of 2.0% on transaction amounts in excess of $10.0 million of which no more than 1.5% is to be paid to Regis.

ITEM 11.          EXECUTIVE COMPENSATION

ARL has no employees, payroll, or benefit plans, and pays no compensation to its executive officers. The Directors and executive officers of ARL, who are also officers or employees of Pillar, ARL’s advisor, are compensated by Pillar. Such affiliated Directors and executive officers perform a variety of services for Pillar and the amount of their compensation is determined solely by Pillar. Pillar does not allocate the cash compensation of its officers among the various entities for which it serves as advisor. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for a more detailed discussion of compensation payable to Pillar by ARL.

The only remuneration paid by ARL is to those directors who are not officers or employees of Pillar or its related companies. The Independent Directors (1) review the business plan of ARL to determine that it is in the best interest of ARL’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of ARL and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired

 Prior to January 2010, each Independent Director was entitled to be compensated at the rate of $45,000 per year, plus $300 per Audit Committee meeting attended. The Chairman of the Board of Directors was entitled to be compensated at the rate of $49,500 per year. Also, each non-employee Director received an additional fee of $1,000 per day for any special services rendered outside of their ordinary duties as Director, plus reimbursement of expenses. Effective January 4, 2010, the Board of Directors reduced their compensation to $22,500 per annum and no Audit Committee fees, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. The Company also reimbursed Directors for travel expenses incurred in connection with attending Board, Committee and Stockholder meetings and for other Company-related business.  Effective February 2011 each non-affiliated Director is entitled to receive an annual retainer of $20,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500.  Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

During 2012, $62,428.64 was paid to non-employee Directors in total Directors’ fees for current and prior years’ services including the annual fee for services during the period January 1, 2012 through December 31, 2012.  The fees paid to the directors are as follows: Sharon Hunt, $19,167; Robert A. Jakuszewski, $21,381, and Ted R. Munselle, $21,881.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. As of December 31, 2012, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share.  These options will expire January 1, 2015, if not exercised.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding compensation plans under which equity securities of ARL are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,000	$9.70	—

See Note 12. to the financial statements “Stock Options” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 20, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

Prime Stock Holdings, Inc. 1603 LBJ Freeway, Suite 800 Dallas, Texas 75234	1,459,828	(1)	12.67

Realty Advisors, Inc.	9,249,336	(1)(2)	80.25%
1603 LBJ Freeway, Suite 800 Dallas, Texas 75234

Realty Advisors LLC	7,789,508	(3)	67.59%
1603 LBJ Freeway, Suite 800 Dallas, Texas 75234

Ryan T. Phillips	9,276,938	(1)(2)(3)	80.49%
1603 LBJ Freeway, Suite 800 Dallas, Texas 75234

____________________________
 *      “Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**     Percentages are based upon 11,525,389 shares outstanding as of March 20, 2013.
(1)     Includes 1,459,828 shares owned by Prime Stock Holdings, Inc. (PSH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”),  over which each of the directors of PSH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of PSH.  The directors of PSH disclaim beneficial ownership of such
(2)    Includes 7,789,508 shares owned directly by RALLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC.  The managers of RALLC disclaim beneficial ownership of such shares.
(3)     Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust of which Ryan T. Phillips is a beneficiary.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 20, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

Gene S. Bertcher	9,249,336	(2)(3)	80.25%
Henry A. Butler	-
Louis J. Corna	9,249,336	(2)(3)	80.25%
Alfred Crozier	9,249,336	(2)(3)	80.25%
Robert A. Jakuszewski	-
Daniel J. Moos	9,254,336	(2)(3)(4)	80.30%
Ted R. Munselle	1,000	(1)	0.01%
Sharon Hunt	-
All Directors and Executive Officers as a group (8 persons)	9,249,336	(1)(2)(3)(4)	80.25%

______________________________
 *      “Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**     Percentages are based upon 11,525,389 shares outstanding as of March 20, 2013.
(1)     Ted R. Munselle has options to purchase shares of Common stock of the Company.
(2)     Includes 7,789,508 shares owned by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC.  The managers and executive officers of RALLC disclaim beneficial ownership of such shares.

(3)     Includes 1,459,828 shares owned by Prime Stock Holdings, Inc. (PSH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”),  over which each of the directors of PSH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of PSH.  The directors of PSH disclaim beneficial ownership of such
(4)    Includes 5,000 shares owned by Daniel J. Moos.

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

Certain Business Relationships

Pillar Income Asset Management, Inc. (“Pillar”) has been ARL’s Advisor and Cash Manager since April 30, 2011.  Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees and as such, employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

ARL had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated.  Prime served as the Company’s contractual advisor prior to April 30, 2011.  During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was Realty Advisors, Inc., a Nevada corporation, the sole shareholder of which was Realty Advisors Management, Inc., a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, Realty Advisors, Inc., Realty Advisors Management, Inc. or ARL, nor is he a Trustee of the May Trust.

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

Effective since January 1, 2011, Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties for a fee of 3.0% or less of the monthly gross rents collected on the commercial properties it manages, and leasing commissions of 6.0% or less in accordance with the terms of its property-level management agreement.  Regis Hotel I, LLC, managed the Company’s hotel investments.

Prior to December 31, 2010, Triad Realty Services, L.P. (“Triad”), provided management services for our commercial properties.  The general partner of Triad was PIAMI.  The limited partner of Triad was HRS Holdings, LLC. (“HRSH”)  Triad subcontracted the property-level management and leasing of our commercial properties (office buildings, shopping centers and industrial warehouses) to Regis Realty I, LLC (“Regis I”), the sole member of which was HRSH, and was entitled to receive property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement with Triad.  Regis Hotel I, LLC, managed the Company’s hotel investments.

ARL engages third-party companies to lease and manage our apartment properties for a fee of 6.0% or less of the monthly gross rents collected on the residential properties under their management.

At December 31, 2012, ARL owned approximately 83.8% of TCI’s outstanding common stock and through its interest in TCI  approximately 81.1% of IOT’s outstanding common stock.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The Company’s subsidiary, TCI, has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

In 2012, the Company paid advisory fees of $10.2 million, construction advisory fees of $0.2 million, net income fees of $0.2 million, mortgage brokerage and equity refinancing fees of $1.9 million, cost reimbursements of $3.4 million and interest of $0.5 to Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $2.2 million to Regis in 2012.

As of December 31, 2012, the Company had notes and interest receivables of $114.3 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, ARL recognized $14.2 million of interest income from these related party notes receivables.

In 2012, the Company received $6.0 million in compensation for the services provided under the development agreement with UHF.

Below are property sales that involve a related party:

On January 3, 2012, TCI’s 82.2 acres of land known as Denton Coonrod land located in Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on March 23, 2011, to Cross County National Associates, LP, a related party, for a sales price of $1.8 million. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 3, 2012 at a sales price equal to the existing mortgage of $0.8 million, that was considered paid in full when ownership transferred to the existing lender. TCI recorded a gain on sale of $0.04 million on the land parcel sale.

On January 17, 2012, we sold 100% of our stock in American Realty Trust, Inc., to One Realco Corporation, a related party,  for a sales price of $10.0 million. We provided $10.0 million in seller-financing with a five-year note receivable. The note accrues interest at 3.00% and is payable at maturity on January 17, 2017. The note is fully reserved by the Company.  Subsequent to the sale, ART filed for Chapter Eleven bankruptcy protection.

On February 7, 2012, TCI’s 22.92 acres of land known as Andrew B land, Denton County, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on February 7, 2012, when the Company received a credit against the outstanding debt of $2.1 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $1.2 million on the land parcel sale.

On February 27, 2012, we re-purchased 100% interest in Cross County National Associates, LP from ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for a sales price of $9.5 million. This entity owns a 307,266 square foot retail center known as Cross County Mall located in Mattoon, Illinois. We assumed the existing mortgage of $9.2 million, secured by the property. On March 22, 2011, we sold our ownership in Cross County National Associates, LP to ABC Land Real Estate, LLC and ABC Land & Development, Inc., both related parties, for an amount equal to the re-purchase price.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  Upon re-purchasing the ownership interests in the current period, the seller-financing note of $0.3 million was cancelled.  There is no change in the financial statements related to the March 22, 2011 sale or the subsequent re-acquisition.

On March 1, 2012, TCI sold 100% of our interests in LaDue, LLC to ABC Land & Development, Inc., a related party, for a sales price of $1.9 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas. TCI provided $1.3 million in seller-financing with a five-year note receivable. The note accrues interest at 5% and is payable at maturity on March 1, 2017. The buyer assumed the existing mortgage of $0.6 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  On August 10, 2012, TCI re-purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million.  There is no change in the financial statements related to the March 1, 2012 sale or the subsequent re-acquisition.

On March 5, 2012, TCI’s 7.39 acres of land known as DeSoto Ranch land located in DeSoto, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.3 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on March 5, 2012, when the Company received a credit against the outstanding debt of $1.0 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.1 million on the land parcel sale.

On April 1, 2012, TCI purchased 1,000 shares of stock of Kelly Lot Development, Inc. from Tacco Financial, Inc., a related party, for $5.6 million. This entity owns six land parcels, comprising approximately 52.59 acres of undeveloped land located in Dallas County, Texas, Kaufman County, Texas, Nashville, Tennessee and Tarrant County, Texas, known as Kelly Lots land, Travis Ranch land, Nashville land, Cooks Lane land, Seminary West land and Vineyards land. TCI assumed the existing mortgages of $0.5 million and $0.4 million, secured by the property. The loans accrue interest at 15.00% and are payable at maturity on May 1, 2013 and November 1, 2013, respectively.

On April 3, 2012, TCI’s 5.22 acres of land known as Andrew C land located in Denton, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $0.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 3, 2012, when the Company received a credit against the outstanding debt of $0.5 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a gain on sale of $0.2 million on the land parcel sale.

On April 13, 2012, we sold a 161-room Hotel, known as Comfort Inn located in Denver, Colorado.  The entity that owned this hotel, American Mart Hotel Corporation was sold on August 20, 2010 to ABC Land and Development, Inc., a related party, for a sales price of $3.1 million, payable by assumption of the existing mortgage of $3.0 million, secured by the property. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale that met the requirements of ASC 360-20 took place on April 13, 2012.  We recorded a gain on sale of $3.1 million when the building was sold to a third party.

On August 10, 2012, TCI purchased 100% of the membership interests in LaDue, LLC from ABC Land & Development, Inc., a related party, for $1.9 million to be paid by assumption of debt of $0.6 million, secured by the property, and cancellation of a five-year seller-financed note of $1.3 million. This entity owns 8.01 acres of land known as LaDue land located in Dallas County, Texas.  TCI originally sold the membership interests in LaDue, LLC on March 1, 2012 but did not record the sale for accounting purposes.  See the above March 1, 2012 sale disclosure for details of the accounting treatment.

On December 31, 2012, TCI’s 21.26 acres of land known as Pioneer Crossing land located in Austin, Texas was transferred to the existing lender.  This land parcel was previously sold, on September 1, 2011, to TCI Luna Ventures, LLC, a related party, for a sales price of $1.4 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, received a credit against the outstanding debt of $0.3 million, which is part of a multi-tract collateral obligation, and the existing lender took possession of the property.  TCI recorded a loss on sale of $1.0 million on the land parcel sale.

On December 31, 2012, TCI sold 100% of the stock in T Southwood 1394, Inc., to One Realco Corporation, a related party, for a sales price of $0.6 million.  This entity owns 14.52 acres of land known as Southwood Land located in Tallahassee, Florida.  Under the terms of the sale, the buyer assumed the existing mortgage of $0.6 million, secured by the property.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  TCI will not record a gain or loss on the land parcel sale

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc.  As of December 31, 2012, there is one commercial building, Thermalloy that remains in FRE Real Estate, Inc. We have deferred the recognition of the sales in accordance with ASC 360-20 due to our continuing involvement, the buyer’s inadequate initial investment and questionable recovery of the Company’s investment cost.

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

Sales to our subsidiary, TCI, have previously been reflected at the fair value sale price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables to ARL were reduced for the lower asset price.  The Company reflected the original cost basis in consolidation, therefore no change in the financial statements were necessary to reflect this change.

Operating Relationships

ARL received rents of $0.6 million in 2012, $0.9 million in 2011, and $2.6 million in 2010 from Pillar, Prime and its related parties for ARL owned properties, including Addison Hanger, Browning Place, Eagle Crest, Folsom, GNB, One Hickory, Senlac, Thermalloy and Two Hickory.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2012, ARL owes Pillar $10.9 million.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2012 and 2011 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P., BDO Seidman, LLP and Swalm & Associates, PC:

	2012				2011
	Farmer, Fuqua		BDO	Swalm &	Farmer, Fuqua		BDO	Swalm &
Type of Fee	& Huff		Seidman	Associates	& Huff		Seidman	Associates
Audit Fees	$ 693,192	(1)	$ -	$46,104 (3)	$ 692,692	(4)	$ -	$ 52,572 (6)
Audit Related Fees
Tax Fees	54,125	(2)	$ 12,583	$-	58,500	(5)	$ 27,000	$ -
All Other Fees
Total	$ 747,317		$ 12,583	$46,104	$ 751,192		$ 27,000	$ 52,572

(1) Includes $491,992 TCI
(2) Includes $40,825 TCI
(3) All IOT
(4) Includes $476,992 TCI
(5) Includes $45,200 TCI
(6) All IOT

The audit fees for 2012 and 2011, respectively, were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2012 and 2011, respectively, were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARI’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2012 and 2011 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2012 and 2011

Consolidated Statements of Operations—Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows—Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.
______________________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2013

AMERICAN REALTY INVESTORS, INC.

By: /s/ GENE S. BERTCHER
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 29, 2013

/s ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 29, 2013

/s/ SHARON HUNT Sharon Hunt	Director	March 29, 2013

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 29, 2013

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2013

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013

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

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________________
*	Filed herewith.