Form 10-Q
period 2013-03-31
AMERICAN REALTY INVESTORS INC
filed 2013-05-20
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at May 5, 2013)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,002,403	$1,031,632
Real estate held for sale at cost, net of depreciation ($10,842 for 2013 and $4,393 for 2012)	19,510	17,040
Real estate subject to sales contracts at cost, net of depreciation ($16,212 and $15,948 in 2013 and 2012)	39,466	42,286
Less accumulated depreciation	(154,611)	(160,525)
Total real estate	906,768	930,433
Notes and interest receivable
Performing (including $112,582 and $114,275 in 2013 and 2012 from related parties)	119,203	120,998
Non-performing	4,199	4,175
Less allowance for estimated losses (including $18,962 in 2013 and 2012 from related parties)	(21,705)	(21,704)
Total notes and interest receivable	101,697	103,469
Cash and cash equivalents	8,262	17,141
Investments in unconsolidated investees	10,089	8,168
Other assets	63,603	76,134
Total assets	$1,090,419	$1,135,345

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$751,249	$769,201
Notes related to assets held for sale	18,183	18,915
Notes related to subject to sales contracts	53,838	55,976
Stock-secured notes payable and margin debt	25,354	25,765
Related party payables	1,894	10,922
Deferred gain (including $71,303 in 2013 and 2012 from sales to related parties)	73,148	73,148
Accounts payable and other liabilities (including $16,443 and $15,746 in 2013 and 2012 to related parties)	82,355	96,314
	1,006,021	1,050,241

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2013 and 2012 (liquidation preference $10 per share), including 900,000 shares in 2013 and 2012 held by subsidiaries	4,908	4,908
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2013 and 2012	115	115
Treasury stock at cost; 415,785 shares in 2013 and 2012 and 229,214 shares held by TCI (consolidated) as of 2013 and 2012	(6,395)	(6,395)
Paid-in capital	105,005	105,700
Retained earnings	(52,697)	(53,071)
Accumulated other comprehensive income	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	50,150	50,471
Non-controlling interest	34,248	34,633
Total equity	84,398	85,104
Total liabilities and equity	$1,090,419	$1,135,345

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $165 and $167 for the three months ended 2013 and 2012 respectively from related parties)	$28,122	$28,044

Expenses:
Property operating expenses (including $269 and $306 for the three months ended 2013 and 2012 respectively from related parties)	13,913	13,668
Depreciation and amortization	5,043	5,152
General and administrative (including $947 and $922 for the three months ended 2013 and 2012 respectively from related parties)	2,227	2,879
Provision on impairment of notes receivable and real estate assets	-	-
Advisory fee to related party	2,554	2,659
Total operating expenses	23,737	24,358
Operating income	4,385	3,686

Other income (expense):
Interest income (including $3,337 and $3,241 for the three months ended 2013 and 2012 respectively from related parties)	3,541	3,340
Other income (including $0 and $1,500 for the three months ended 2013 and 2012 respectively from related parties)	2,536	1,740
Mortgage and loan interest (including $910 and $922 for the three months ended 2013 and 2012 respectively from related parties)	(11,498)	(13,713)
Deferred borrowing costs amortization	(2,477)	(913)
Loan charges and prepayment penalties	(3,982)	(2,393)
Loss on sale of investments	-	(361)
Earnings from unconsolidated investees	213	117
Total other expenses	(11,667)	(12,183)

Loss before gain on land sales, non-controlling interest, and taxes	(7,282)	(8,497)
Loss on land sales	(35)	(1,021)
Loss from continuing operations before tax	(7,317)	(9,518)
Income tax benefit	2,557	714
Net loss from continuing operations	(4,760)	(8,804)
Discontinued operations:
Income (loss) from discontinued operations	79	(1,547)
Gain on sale of real estate from discontinued operations	7,227	3,588
Income tax expense from discontinued operations	(2,557)	(714)
Net income from discontinued operations	4,749	1,327
Net loss	(11)	(7,477)
Net loss attributable to non-controlling interest	385	1,177
Net income (loss) attributable to American Realty Investors, Inc.	374	(6,300)
Preferred dividend requirement	(613)	(613)
Net loss applicable to common shares	$(239)	$(6,913)

Earnings per share - basic
Loss from continuing operations	$(0.43)	$(0.71)
Income from discontinued operations	0.41	0.12
Net loss applicable to common shares	$(0.02)	$(0.59)

Earnings per share - diluted
Loss from continuing operations	$(0.43)	$(0.71)
Income from discontinued operations	0.41	0.12
Net loss applicable to common shares	$(0.02)	$(0.59)

Weighted average common share used in computing earnings per share	11,525,389	11,525,389
Weighted average common share used in computing diluted earnings per share	11,525,389	11,525,389

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(4,375)	$(7,627)
Income from discontinued operations	4,749	1,327
Net income (loss) applicable to American Realty Investors, Inc.	$374	$(6,300)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2013
(unaudited)
(dollars in thousands)

	Total	Comprehensive	Series A Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2012	$85,104	$(144,151)	$4,908	11,941,174	$115	$(6,395)	$105,700	$(53,071)	$(786)	$34,633
Net income (loss)	(11)	(11)	-	-	-	-	-	374	-	(385)
Distribution of non-controlling interest	(82)	-	-	-	-	-	(82)	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(613)	-	-	-	-	-	(613)	-	-	-
Balance, March 31, 2013	$84,398	$(144,162)	$4,908	11,941,174	$115	$(6,395)	$105,005	$(52,697)	$(786)	$34,248

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For theThree Months Ended
	March 31,
	2013	2012
	(dollars in thousands)

Net loss	$(11)	$(7,477)
Other comprehensive income (loss)	-	-
Comprehensive loss	(11)	(7,477)
Comprehensive loss attributable to non-controlling interest	385	1,177
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$374	$(6,300)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(11)	$(7,477)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
Loss on sale of land	35	1,021
Gain on sale of income-producing properties	(7,227)	(3,588)
Depreciation and amortization	5,189	5,746
Provision for impairment of notes receivable and real estate assets	-	-
Amortization of deferred borrowing costs	2,479	917
Earnings from unconsolidated investees	(213)	(117)
(Increase) decrease in assets:
Accrued interest receivable	1,917	(2,544)
Other assets	-	-
Prepaid expense	(580)	68
Escrow	11,487	7,814
Earnest money	375	-
Rent receivables	726	(302)
Related party receivable	-	-
Increase (decrease) in liabilities:
Accrued interest payable	115	(1,047)
Related party payables	(9,028)	(9,656)
Other liabilities	(14,334)	(12,639)
Net cash used in operating activities	(9,070)	(21,804)

Cash Flow From Investing Activities:
Proceeds from notes receivables	-	12,776
Origination of notes receivable	(145)	(9,279)
Acquisition of land held for development	-	-
Proceeds from sales of income-producing properties	24,267	3,842
Proceeds from sale of land	2,550	7,618
Proceeds from sale of investment in unconsolidated real estate entities	-	-
Proceeds from sale of investments	-	114
Investment in unconsolidated real estate entities	(1,708)	2,898
Improvement of land held for development	(71)	(136)
Improvement of income-producing properties	(964)	(394)
Acquisition of non-controlling interest	(81)	(138)
Sale of non-controlling interest	-	(1,468)
Sale of controlling interest	-	1,262
Construction and development of new properties	(115)	(3,189)
Net cash provided by investing activities	23,733	13,906

Cash Flow From Financing Activities:
Proceeds from notes payable	78,345	60,915
Recurring amortization of principal on notes payable	(4,557)	(6,027)
Debt assumption by buyer, part of seller proceeds	-	-
Payments on maturing notes payable	(94,725)	(56,474)
Stock-secured borrowings and margin debt	(411)	-
Deferred financing costs	(1,581)	(1,972)
Distributions to non-controlling interests	-	(82)
Preferred stock dividends - Series A	(613)	(613)
Repurchase of common stock/treasury stock	-	-
Issuance of common stock	-	-
Conversion of preferred stock into common stock	-	-
Net cash used in financing activities	(23,542)	(4,253)

Net decrease in cash and cash equivalents	(8,879)	(12,151)
Cash and cash equivalents, beginning of period	17,141	20,312
Cash and cash equivalents, end of period	$8,262	$8,161

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,173	$13,850

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$-	$9,279

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”)  under the symbol (“ARL”). Approximately 87.4% of ARL’s stock is owned by related parties.  ARL owns approximately 83.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  Shares of IOT are traded on the American Stock Exchange (“AMEX”) under the symbol (“IOT”).

ARL invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  We have no employees.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services.  ARL engages third-party companies to lease and manage its apartment properties.  TCI also has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.  We have no employees.

Properties

We own or had interests in a total property portfolio of 61 income-producing properties as of March 31, 2013.  The properties consisted of:

•	14 commercial properties consisting of 10 office buildings, one industrial warehouse, and three retail centers comprising in aggregate approximately 3.7 million rentable square feet;

•	47 apartment communities totaling 8,559 units, excluding apartments being developed; and

•	4,629 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At March 31, 2013, we had no apartment projects in development.  The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

A maritime harbor town is being constructed on the 420 acre site, of which half is water area, of the former naval base of Olpenitz between the mouth of the River Schlei and the Baltic Sea in the state of Schleswig-Holstein in North Germany. The project is located less than 30 miles from the Danish border. The town will be comprised of a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross country skiing.  The development project is expected to be the biggest holiday resort in northern Europe.  Due to mismanagement by the third party developer hired to run the project, the ownership entity was forced to file for insolvency and the Company is working in cooperation with the insolvency manager in order to secure the future of our investment and the development project.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end consolidated balance sheet at December 31, 2012 was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain 2012 financial statement amounts have been reclassified to conform to the 2013 presentation, including adjustments for discontinued operations.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income.  Our investment in Gruppa Florentina, LLC, is accounted for under the equity method. Our investment in LK-Four Hickory, LLC was accounted for under the equity method until January 17, 2012, when it was sold.

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

Real estate held for sale

We periodically classify real estate assets as “held for sale”.  An asset is classified as held for sale after the approval of our board of directors, after an active program to sell the asset has commenced and if the sale is probable.  One of the deciding factors in determining whether a sale is probable is whether the firm purchase commitment is obtained and whether the sale is probable within the year.  Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset.  Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded.  Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets.  Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.  The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations.  Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets.  This classification of operating results as discontinued operations applies retroactively for all periods presented.  Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2013 (dollars in thousands):

2013

Apartments	$590,179
Commercial properties	217,886
Land held for development	194,338
Real estate held for sale	30,352
Real estate subject to sales contract	55,678
Total real estate, at cost, less impairment	1,088,433
Less accumulated depreciation	(181,665)
Total real estate, net of depreciation	$906,768

The highlights of our significant real estate transactions for the three months ended March 31, 2013 are listed below:

On January 8, 2013, 14.52 acres of land known as Southwood located in Tallahassee, Florida was sold at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold, on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

On January 28, 2013, TCI sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.  We recorded a gain of $6.2 million on the sale.

On March 14, 2013, 13.90 acres of land known as Sheffield located in Grand Prairie, Texas was sold by TCI to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  We recorded a nominal loss on the sale of the property.

In December 2010, there were various commercial and land holdings sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of March 31, 2013, there is one commercial building, Thermalloy, that remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of March 31, 2013, there remains one apartment complex, three commercial buildings (including the Thermalloy building) and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2013, we have expended $0.1 million related to the construction or predevelopment of various apartment complexes.

We have two income-producing properties held for sale as of March 31, 2013, Laguna Vista, a 206-unit apartment complex located in Farmers Branch, Texas and 225 Baronne, a 422,037 square foot office building in New Orleans, Louisiana.

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

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$ 4,097	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,656	Various security interests
One Realco Corporation (1) (2)	01/17	3.00%	10,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
S Breeze I-V, LLC	09/13	5.00%	2,735	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at hte Park) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc.(1)	12/13	5.00%	6,000	Unsecured
Accrued interest			3,623
Total Performing			$ 119,203

Non-Performing loans:
Leman Development, Ltd.(2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	1,279	Various secured interest
Accrued interest			343
Total Non-Performing			$ 4,199

Allowance for estimated losses			(21,705)
Total			$ 101,697

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note.

The company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

As of January 1, 2013, the Company agreed to extend the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

NOTE 4. INVESTMENT IN UNCONSOLIDATED INVESTEES

Investments in unconsolidated investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses via the equity method of accounting.

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	March 31, 2013	March 31, 2012
Gruppa Florentina, LLC	20.00%	20.00%

Gruppa Florentina, LLC is the sole member of Milano Restaurants International Corporation, (“Milano”) which operates 35 pizza parlors under the trade name “Me-N-Ed’s Pizza Parlos” located primarily in Central and Northern California.  Milano has a 100% ownership interest in SienaCorp, which operates two grills under the trade names “Me-N-Ed’s Victory Grill” and Me-N-Ed’s Coney Island Grill”.  Milano has a 100% ownership interest in Piazza del Pane, Inc., which operates three restaurants located in Central California.  Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

The following is a summary of the financial position and results of operations from our investees:

For the three months ended March 31,	2013	2012
Real estate, net of accumulated depreciation	$11,313	$11,703
Notes receivable	6,170	5,789
Other assets	30,786	30,751
Notes payable	(12,429)	(13,670)
Other liabilities	(6,835)	(6,342)
Shareholders equity/partners capital	(29,005)	(28,231)

Revenue	$11,141	$11,609
Depreciation	(294)	(334)
Operating expenses	(10,139)	(10,388)
Gain on land sales	-	-
Interest expense	(270)	(302)
Income from continuing operations	438	585
Income from discontinued operations	-	-
Net income	$438	$585

Companys proportionate share of earnings	$88	$117

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	502,998	1,685	504,683
Commercial	115,728	247	115,975
Land held for development	119,447	2,073	121,520
Real estate held for sale	18,139	44	18,183
Real estate subject to sales contract	49,642	4,196	53,838
Other	8,666	405	9,071

Total	814,620	8,650	823,270

On January 24, 2013, TCI refinanced the existing mortgage on Breakwater Bay apartments, a 176-unit complex located in Beaumont, Texas, for a new mortgage of $9.8 million. TCI paid off the existing mortgage of $9.1 million and $0.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

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

On January 28, 2013, TCI refinanced the existing mortgage on Capitol Hill apartments, a 156-unit complex located in Little Rock, Arkansas, for a new mortgage of $9.4 million. TCI paid off the existing mortgage of $8.8 million and $0.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On February 12, 2013, the construction loan in the amount of $17.0 million that was taken out, by TCI, on May 13, 2010 to fund the development of Toulon apartments, a 240-unit complex located in Gautier, MS, closed into permanent financing.  The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

On February 25, 2013, TCI refinanced the existing mortgage on Mansions of Mansfield apartments, a 208-unit complex located in Mansfield, Texas, for a new mortgage of $16.3 million.  TCI paid off the existing mortgage of $15.8 million and $1.2 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On February 25, 2013, TCI refinanced the existing mortgage on Preserve at Pecan Creek apartments, a 192-unit complex located in Denton, Texas, for a new mortgage of $15.1 million. TCI paid off the existing mortgage of $14.6 million and $1.1 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On March 25, 2013, TCI refinanced the existing mortgage on Parc at Clarksville apartments, a 168-unit complex, located in Clarksville, Tennessee, for a new mortgage of $13.4 million.  TCI paid off the existing mortgage of $13.0 million and $0.7 million in closing costs and escrows.  The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on April 1, 2053.

In conjunction with the development of various apartment projects and other developments, we drew down $.3 million in construction loans during the three months ended March 31, 2013.  This was related to the permanent closing of construction loan for Toulon apartments.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together, in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

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

NOTE 6. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities.  We also have other notes payable secured by stock.  The borrowings under such margin arrangements and notes are secured by the equity securities of IOT, TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 4.00% to 10.00% per annum.  Stock-secured notes payable and margin borrowings were $25.4 million at March 31, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2013 (dollars in thousands):

Pillar
Related party payable, December 31, 2012	$(10,922)
Cash transfers	15,964
Advisory fees	(2,554)
Net income fee	(56)
Fees and commissions	(1,516)
Cost reimbursements	(846)
Interest to advisor	(58)
POA fees	(31)
Expenses paid by Advisor	(1,921)
Financing (mortgage payments)	46
Related party payable, March 31, 2013	$(1,894)

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2013 and 2012, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2013	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$7,587	$20,494	$-	$34	$7	$28,122
Operating expenses	4,865	8,702	-	369	(23)	13,913
Depreciation and amortization	1,478	3,624	-	-	(59)	5,043
Mortgage and loan interest	1,876	6,184	-	1,536	1,902	11,498
Deferred borrowing costs	24	2,356	-	61	36	2,477
Loan charges & prepayment penalites	-	3,982	-	-	-	3,982
Interest income	-	-	-	-	3,541	3,541
Loss on land sales	-	-	-	(35)	-	(35)
Segment operating income (loss)	$(656)	$(4,354)	$-	$(1,967)	$1,692	$(5,285)
Capital expenditures	824	31	-	53	-	908
Assets	160,656	516,829	-	209,773	-	887,258

Property Sales
Sales price	$-	$25,300	$-	$2,250	$-	$27,550
Cost of sale	-	18,073	-	2,285	-	20,358
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-
Gain (loss) on sale	$-	$7,227	$-	$(35)	$-	$7,192

	Commercial
For the Three Months Ended March 31, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$8,899	$19,104	$-	$-	$41	$28,044
Operating expenses	4,992	8,009	-	279	388	13,668
Depreciation and amortization	1,611	3,610	-	-	(69)	5,152
Mortgage and loan interest	2,877	7,113	-	1,682	2,041	13,713
Deferred borrowing costs	24	861	-	17	11	913
Loan charges & prepayment penalites	-	2,388	-	5	-	2,393
Interest income	-	-	-	-	3,340	3,340
Loss on land sales	-	-	-	(1,021)	-	(1,021)
Segment operating income (loss)	$(605)	$(2,877)	$-	$(3,004)	$1,010	$(5,476)
Capital expenditures	446	198	-	5	-	649
Assets	166,570	528,330	-	230,550	-	925,450

Property Sales
Sales price	$-	$21,146	$-	$11,543	$-	$32,689
Cost of sale	-	17,558	-	12,564	-	30,122
Recognized prior deferred gain	-	-	-	-	-	-
Gain (loss) on sale	$-	$3,588	$-	$(1,021)	$-	$2,567

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For Three Months Ended March 31,
	2013	2012
Segment operating loss	$(5,285)	$(5,476)
Other non-segment items of income (expense)
General and administrative	(2,227)	(2,879)
Advisory fees	(2,554)	(2,659)
Other income	2,536	1,740
Loss on sale of investments	-	(361)
Equity in earnings of investees	213	117
Income tax benefit	2,557	714
Loss from continuing operations	$(4,760)	$(8,804)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	March 31,
	2013	2012
Segment assets	$887,258	$925,450
Investments in unconsolidated investees	10,089	7,848
Other assets and receivables	173,562	176,288
Assets held for sale	19,510	72,068
Total assets	$1,090,419	$1,181,654

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2013.  Included in discontinued operations are a total of three and nine properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods. In 2013, we sold one apartment complex (Verandas at City View), have one apartment complex held for sale (Laguna Vista) and one commercial property held for sale (225 Baronne).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Revenue
Rental	$1,178	$3,522
Property operations	526	2,488
	$652	$1,034
Expenses
Other income	-	2
Interest	(220)	(1,820)
General and administration	(208)	(169)
Depreciation and amortization	(145)	(594)
Provision on impairment of real estate assets	-	-
	$(573)	$(2,581)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	79	(1,547)
Gain on sale of discontinued operations	7,227	3,588
Equity in investee	-	-
Income from discontinued operations	$7,306	$2,041
Tax expense	(2,557)	(714)
Net income from discontinued operations	$4,749	$1,327

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

LK-Four Hickory, LLC

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

The Company’s investment in LK-Four Hickory, LLC at January 17, 2012 was sold and the Company has additional reserves for estimated potential amounts it could be liable for if various related parties are not able to meet their obligations to LK Four Hickory, LLC.  The Company will continue to evaluate these potential estimates and also the likelihood of having to fund any of these and adjust their reserves accordingly.

Dynex Commercial, Inc. and Dynex Capital, Inc.

On February 13, 2013, the Court of Appeals, Fifth District of Texas at Dallas (the “Fifth Court of Appeals”) rendered an opinion involving Transcontinental Realty Investors, Inc. (the “Issuer” or “TCI”) in Case No. 05-04-01358-CV styled Basic Capital Management, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. v. Dynex Commercial, Inc. and Dynex Capital, Inc.  The case was on appeal from the 68th Judicial District Court of Dallas County, Texas, had previously been appealed to the Fifth Court of Appeals and further appealed to the Supreme Court of the State of Texas which had remanded the instant case back to the Fifth Court of Appeals to address certain issues.  The case had its origin with Dynex Commercial making loans to Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. (subsidiaries of Continental Mortgage & Equity Trust (“CMET”), an entity which merged into TCI in 1999 after the original suit was filed).  Under the original loan commitment, $160,000,000 in loans were to be made to the entities.  The loans were conditioned on the execution of a commitment between Dynex Commercial and Basic Capital Management, Inc. (“Basic”).

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

Petra CRE CDO 2007-1, Ltd..

On May 8, 2013, a Satisfaction of Consent Judgment was entered in Civil Action No. 2011-141, United States District Court, Eastern District of Louisiana, styled Petra CRE CDO 2007-1, Ltd. v. TCI Amoco Property, LLC and Transcontinental Realty Investors, Inc. (the “Proceeding”). TCI resolved such Proceeding by the issuance to the Plaintiff therein of a $5.0 million Promissory Note maturing March 5, 2015 secured by certain collateral. The recordation of the Satisfaction of Consent Judgment closed the Proceeding.

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2013; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income- producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

The Company is involved in, and vigorously defending against, a number of deficiency claims with respect to assets that have been foreclosed by various lenders.  Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance.  Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries.  While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20.0 million in the aggregate and will occur, if at all, in future years.

American Realty Trust, Inc (“ART”) and its subsidiary ART Midwest, Inc have been engaged in litigation with a Mr. David Clapper and companies related to Mr. Clapper (“The Clapper Entities”) since 1999. The origins of the matter began in 1998 in a transaction whereby ART Midwest was to acquire eight apartments from the Clapper Entities. Through the years there have been rulings both for and against ART in this matter; however, in October 2011 a final ruling was issued whereby the Clapper Entities were awarded approximately $74.0 million, including $26.0 million in damages and $48.0 million in interest. This ruling was against ART and its subsidiary ART Midwest and not the Company or any other subsidiary of the Company.

ART believes there were serious errors in the judge’s ruling and has filed an appeal of the judge’s ruling. ART further believes that should the Clapper Entities ultimately prevail that it has claims against a third party who was involved in this matter. These claims cannot be pursued until the main case with the Clapper Group is ultimately resolved.

Should the Clapper Group ultimately prevail, the only defendants in this matter are ART and ART Midwest, Inc., whose total assets and net worth as of December 31, 2011 were approximately $10.0 million. Neither the Company nor any of its subsidiaries other than ART have guaranteed or indemnified either ART or ART Midwest, Inc.

In January of 2012, the Company sold all of the issued and outstanding stock of American Realty Trust, Inc. “ART” for a $10.0 million note.  The note is fully reserved by the Company and valued at zero.  Subsequent to the sale, ART filed for Chapter 11 bankruptcy protection.

ARL, through a foreign subsidiary, is developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany. The project is located less than 30 miles from the Denmark border.  The town will comprise of a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross country skiing.  The development is expected to be the biggest holiday resort in northern Europe.  There have been disputes with the local partner related to his mismanagement of the project which resulted in replacing him as the managing partner and led to filing for bankruptcy protection in Germany to completely remove him from the project. An insolvency manager has been put into place in order to protect the creditors and ARL believes that the value of the land and development in process will satisfy the existing creditors and return ARL’s investment.  ARL is working in cooperation with the insolvency manager and expects to continue ARL’s involvement in the development of this project.

During the first quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

NOTE 11. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”.  The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.  Shares issued during the period shall be weighted for the portion of the period that they were outstanding.   As of March 31, 2013, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding.  These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

Of the outstanding 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, 300,000 shares are owned by ART Edina, Inc. and 600,000 shares are owned by ART Hotel Equities, Inc., both wholly owned subsidiaries of ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.  Realty Advisors, Inc., a related party, owns 2,451,435 shares of the outstanding shares and has accrued dividends unpaid of $11.4 million.

As of March 31, 2013, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.  As of March 31, 2013, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

On May 18, 2010, TCI sold their 90.0% investment in TCI Eton Square, LP to TX Highland RS Corp, a related party, for a sales price of $12.3 million and IOT sold their 10.0% investment in TCI Eton Square, LP to TX Highland RS Corp, a related party, for a sales price of $1.37 million.  This entity owns a 225,566 square foot office and retail center known as Eton Square located in Tulsa, Oklahoma. A three-year note receivable for the full sales price, less the debt assumed, was given as consideration, with an interest rate of prime plus 2%, payable at maturity on May 18, 2013.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the investment remained on the books.   A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the existing lender took possession of the property and gave a credit against the existing mortgage.  A 3-year promissory note was executed for the balance owed on the mortgage.  No gain or loss was recorded on the sale of the investment.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to our continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of approximately $10.0 million.

In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million Promissory Note payable to the order of such lender that pledges 135,000 shares of Series K Convertible Preferred Stock of ARL issued on the same date to TCI. Such Promissory Note requires regular monthly payments, is  pre-payable, and matures the earlier of March 5, 2015 or the date on which an Event of Default occurs under such Note. The issuance of the $5.0 million Promissory Note and collateral to the Lender resolved all claims of the Lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014 but before March 1, 2015, $2.5 million will be forgiven.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets.  We are an active buyer and seller of real estate and during the three months ended March 31, 2013, we sold $28.1 million of land and income-producing properties. As of March 31, 2013, we owned 8,559 units in 47 residential apartment communities and 14 commercial properties comprising almost 3.7 million rentable square feet.  In addition, we owned 4,629 acres of land held for development which includes a 420-acre holiday resort project in Germany currently in development.

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  We have no employees.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services.  ARL engages third-party companies to lease and manage its apartment properties.  TCI also has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.  We have no employees.

Critical Accounting Policies

We present our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting.  Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income.  Our investment in Gruppa Florentina, LLC is accounted for under the equity method. Our investment in LK-Four Hickory, LLC was accounted for under the equity method until January 17, 2012, when it was sold.

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

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2013.  Included in discontinued operations are a total of three and nine properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods. In 2013, we sold one apartment complex (Verandas at City View), have one apartment complex held for sale (Laguna Vista) and one commercial property held for sale (225 Baronne).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years.  The table below shows the number of income-producing properties held at the quarter ended:

	March 31,
	2013	2012
Continuing operations	59	59
Held for sale/subsequent sales	2	8
Total property portfolio	61	67

Comparison of the three months ended March 31, 2013 to the same period ended 2012

For the three months ended March 31, 2013, we reported a net loss applicable to common shares of $0.2 million or $0.02 per diluted earnings per share, as compared to a net loss applicable to common shares of $6.9 million or $0.59 per diluted earnings per share for the same period ended 2012.

Expenses

Property operating expenses were $13.9 million for the three months ended March 31, 2013.  This represents an increase of $0.2 million, as compared to the prior period expense of $13.7 million.  This change, by segment, is an increase in the apartment portfolio of $0.6 million, a decrease in the commercial portfolio of $0.1 million, an increase in land of $0.1 million and a decrease in the other portfolio of $0.4 million.  Within the apartment portfolio, there was an increase of $0.6 million in the same properties due to a prior period insurance refund and an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $0.1 million.  The other portfolio decrease related to a prior year fee for consulting services that did not reoccur in the current period.

General and administrative expenses were $2.2 million for the three months ended March 31, 2013.  This represents a decrease of $0.7 million, as compared to the prior period expenses of $2.9 million.  Although the apartment and commercial segments reflected a decrease in general and administrative services, it was a minimal change.  The majority of the change is due to the reduction in corporate professional services in the current period.

Other income (expense)

Interest income was $3.5 million for the three months ended March 31, 2013. This represents an increase of $0.2 million, as compared to the prior period interest income of $3.3 million.  The increase was due to the agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.  The increase was offset by cash received on one of the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  There were refinance proceeds received which allowed for the recognition of previously deferred interest income.

Other income was $2.5 million for the three months ended March 31, 2013.  This represents an increase of $0.8 million, as compared to the prior period other income of $1.7 million.  The current year income relates to the reduction of our estimated potential legal contingencies.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest expense was $11.5 million for the three months ended March 31, 2013.  This represents a decrease of $2.2 million, as compared to the prior period interest expense of $13.7 million.  This change, by segment, is a decrease in our apartment portfolio of $0.9 million, a decrease in our commercial portfolio of $1.0 million, and a decrease in our land and other portfolios of $0.3 million.   Within the apartment portfolio, the same properties decreased $1.0 million.  Within the commercial portfolio, the same properties decreased by $1.0 million primarily due to two commercial loans that were in default status and were accruing default interest and late fees during the prior period.  After the settlement with the lenders, the loans have been accruing interest at a lower interest rate with no late fees.  The decrease in the land and other segments relates to principal payments made during the periods, thereby requiring less future interest to be paid on debt obligations.

Deferred borrowing costs amortization was $2.5 million for the three months ended March 31, 2013.  This represents an increase of $1.6 million as compared to the prior period expense of $0.9 million.  This change, by segment, is an increase in the same-store apartment portfolio of $1.6 million due to the write off of prior loan deferred borrowing costs upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $4.0 million for the three months ended March 31, 2013.  This represents an increase of $1.6 million, as compared to the prior period expense of $2.4 million.  This change, by segment, is an increase in the same-store apartment portfolio by $1.4 million and an increase in the development properties by $0.2 million.  The same-store apartment portfolio increase was related to the prepayment penalties due from the refinancing of the existing mortgage note.  The increase related to the development portfolio was due to the closing of the construction loan for a recently completed apartment complex, into a permanent loan.  There were extension fees due to the lender for a delay in the close due to the settlement of the real estate tax protest.

Loss on land sales decreased for the three months ended March 31, 2013 as compared to the prior period. In the current period we sold 28.4 acres of land in two separate transactions for an aggregate sales price of $2.75 million and recorded a loss of $0.1 million.  In the prior period, we sold 461.17 acres of land in five separate transactions for an aggregate sales price of $8.2 million and recorded a loss of $1.0 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2013.  Included in discontinued operations are a total of three and nine properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods. In 2013, we sold one apartment complex (Verandas at City View), have one apartment complex held for sale (Laguna Vista) and one commercial property held for sale (225 Baronne).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended
	March 31,
	2013	2012
Revenue
Rental	$1,178	$3,522
Property operations	526	2,488
	$652	$1,034
Expenses
Other income	-	2
Interest	(220)	(1,820)
General and administration	(208)	(169)
Depreciation and amortization	(145)	(594)
Provision on impairment of real estate assets	-	-
	$(573)	$(2,581)
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	79	(1,547)
Gain on sale of discontinued operations	7,227	3,588
Equity in investee	-	-
Income from discontinued operations	$7,306	$2,041
Tax expense	(2,557)	(714)
Net income from discontinued operations	$4,749	$1,327

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash flow summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2013	2012	Variance

Net cash used in operating activities	$(9,070)	$(21,804)	$12,734
Net cash provided by investing activities	$23,733	$13,906	$9,827
Net cash used in financing activities	$(23,542)	$(4,253)	$(19,289)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   In the current period, we received more proceeds on the sale of land and income-producing properties.  The majority of the proceeds from sales were used to cover the loan obligations.  In the prior period, we spent more on the construction and development of new properties, with the completion of five apartment complexes in 2011.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. Proceeds from notes payable associated with the new loans and refinancing provided $78.3 million. We used $4.6 million to make recurring note payments and $94.7 million for maturing notes, including payoffs required on sold properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2013 and a loss in 2012 and 2011; therefore, it recorded no provision for income taxes.

At March 31, 2013, ARL had a net deferred tax asset of $103.7 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, ARL joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2013, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$138,439	4.59%	$1,384
Total decrease in ARL’s annual net income			1,384
Per share			$0.12

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the first quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2012			986,750	263,250
January 31, 2013	-	$-	986,750	263,250
February 28, 2013	-	$-	986,750	263,250
March 31, 2013	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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
___________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 10, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

AMERICAN REALTY INVESTORS, INC.
EXHIBITS TO
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

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