Form 10-Q
period 2013-06-30
AMERICAN REALTY INVESTORS INC
filed 2013-08-14
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at August 5, 2013)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,004,999	$1,031,632
Real estate held for sale at cost, net of depreciation ($0 for 2013 and $4,393 for 2012)	-	17,040
Real estate subject to sales contracts at cost, net of depreciation ($1,773 and $15,948 in 2013 and 2012)	27,682	42,286
Less accumulated depreciation	(159,574)	(160,525)
Total real estate	873,107	930,433
Notes and interest receivable
Performing (including $111,898 and $114,275 in 2013 and 2012 from related parties)	118,968	120,998
Non-performing	4,226	4,175
Less allowance for estimated losses (including $15,962 and $18,962 in 2013 and 2012 from related parties)	(19,504)	(21,704)
Total notes and interest receivable	103,690	103,469
Cash and cash equivalents	9,333	17,141
Investments in unconsolidated investees	10,415	8,168
Related party receivable	871	-
Other assets	61,197	76,134
Total assets	$1,058,613	$1,135,345

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$757,144	$769,201
Notes related to assets held for sale	-	18,915
Notes related to subject to sales contracts	21,035	55,976
Stock-secured notes payable and margin debt	24,818	25,765
Related party payables	-	10,922
Deferred gain (including $74,303 and $71,303 in 2013 and 2012 from sales to related parties)	76,148	73,148
Accounts payable and other liabilities (including $10,536 and $15,746 in 2013 and 2012 to related parties)	85,278	96,314
	964,423	1,050,241

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2013 and 2012 (liquidation preference $10 per share), including 900,000 shares in 2013 and 2012 held by subsidiaries	4,908	4,908
Preferred stock, Series K: $2.00 par value, authorized, issued and outstanding 135,000 and 0 shares in 2013 and 2012, respectively (liquidation preference $10 per share), held by TCI (consolidated)	-	-
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2013 and 2012	115	115
Treasury stock (Common Stock) at cost; 415,785 shares in 2013 and 2012 and 229,214 shares held by TCI (consolidated) as of 2013 and 2012	(6,395)	(6,395)
Paid-in capital	104,367	105,700
Retained earnings	(44,343)	(53,071)
Accumulated other comprehensive loss	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	57,866	50,471
Non-controlling interest	36,324	34,633
Total equity	94,190	85,104
Total liabilities and equity	$1,058,613	$1,135,345

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	June 30,		June 30,
	2013	2012	2013	2012
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $166 and $167 for the three months and $331 and $335 for the six months ended 2013 and 2012 respectively from related parties)	$27,182	$27,284	$53,973	$53,912

Expenses:
Property operating expenses (including $194 and $244 for the three months and $424 and $509 for the six months ended 2013 and 2012 respectively from related parties)	12,544	13,253	25,577	26,116
Depreciation and amortization	5,445	4,941	10,304	9,918
General and administrative (including $1,044 and $1,017 for the three months and $1,986 and $1,936 for the six months ended 2013 and 2012 respectively from related parties)	2,043	919	4,257	3,777
Provision on impairment of notes receivable and real estate assets	800	-	800	-
Advisory fee to related party	2,487	2,700	5,042	5,359
Total operating expenses	23,319	21,813	45,980	45,170
Operating income	3,863	5,471	7,993	8,742

Other income (expense):
Interest income (including $3,420 and $4,624 for the three months and $6,493 and $7,865 for the six months ended 2013 and 2012 respectively from related parties)	3,512	4,723	7,053	8,063
Other income (including $0 and $1,500 for the three months and $0 and $3,000 for the six months ended 2013 and 2012 respectively from related parties)	149	2,235	2,685	3,981
Mortgage and loan interest (including $581 and $931 for the three months and $865 and $1,853 for the six months ended 2013 and 2012 respectively from related parties)	(11,065)	(12,061)	(22,169)	(24,488)
Deferred borrowing costs amortization	(960)	(1,975)	(3,436)	(2,887)
Loan charges and prepayment penalties	(3,380)	(3,769)	(7,362)	(6,161)
Loss on sale of investments	-	-	-	(362)
Earnings from unconsolidated investees	(25)	33	188	150
Total other expenses	(11,769)	(10,814)	(23,041)	(21,704)
Loss before gain on land sales, non-controlling interest, and taxes	(7,906)	(5,343)	(15,048)	(12,962)
Gain (loss) on land sales	-	4,738	(35)	3,716
Loss from continuing operations before tax	(7,906)	(605)	(15,083)	(9,246)
Income tax benefit	6,423	2,217	8,931	2,625
Net income (loss) from continuing operations	(1,483)	1,612	(6,152)	(6,621)
Discontinued operations:
Income (loss) from discontinued operations	276	1,666	216	(757)
Gain on sale of real estate from discontinued operations	18,074	4,668	25,301	8,256
Income tax expense from discontinued operations	(6,423)	(2,217)	(8,931)	(2,625)
Net income from discontinued operations	11,927	4,117	16,586	4,874
Net income (loss)	10,444	5,729	10,434	(1,747)
Net (income) loss attributable to non-controlling interest	(2,090)	(1,064)	(1,706)	112
Net income (loss) attributable to American Realty Investors, Inc.	8,354	4,665	8,728	(1,635)
Preferred dividend requirement	(613)	(613)	(1,226)	(1,226)
Net income (loss) applicable to common shares	$7,741	$4,052	$7,502	$(2,861)

Earnings per share - basic
Loss from continuing operations	$(0.36)	$(0.01)	$(0.79)	$(0.67)
Income from discontinued operations	1.03	0.36	1.44	0.42
Net income (loss) applicable to common shares	$0.67	$0.35	$0.65	$(0.25)

Earnings per share - diluted
Loss from continuing operations	$(0.36)	$(0.01)	$(0.79)	$(0.67)
Income from discontinued operations	1.03	0.36	1.44	0.42
Net income (loss) applicable to common shares	$0.67	$0.35	$0.65	$(0.25)

Weighted average common share used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389
Weighted average common share used in computing diluted earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Amounts attributable to American Realty Investors, Inc.
Income (loss) from continuing operations	$(3,573)	$548	$(7,858)	$(6,509)
Income from discontinued operations	11,927	4,117	16,586	4,874
Net income (loss) applicable to American Realty Investors, Inc.	$8,354	$4,665	$8,728	$(1,635)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2013
(unaudited)
(dollars in thousands)

										Accumulated
			Series A	Series K						Other	Non-
	Total	Comprehensive	Preferred	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	controlling
	Equity	Loss	Stock	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2012	$85,104	$(144,151)	$4,908	$-	11,941,174	$115	$(6,395)	$105,700	$(53,071)	$(786)	$34,633
Net income	10,434	10,434	-	-	-	-	-	-	8,728	-	1,706
Sale of controlling interest	57	-	-	-	-	-	-	57	-	-	-
Distribution of non-controlling interest	(179)	-	-	-	-	-	-	(164)	-	-	(15)
Series A preferred stock cash dividend ($1.00 per share)	(1,226)	-	-	-	-	-	-	(1,226)	-	-	-
Balance, June 30, 2013	$94,190	$(133,717)	$4,908	$-	11,941,174	$115	$(6,395)	$104,367	$(44,343)	$(786)	$36,324

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
	(dollars in thousands)

Net income (loss)	$10,434	$(1,747)
Other comprehensive income (loss)	-	-
Comprehensive income (loss)	10,434	(1,747)
Comprehensive (income) loss attributable to non-controlling interest	(1,706)	112
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$8,728	$(1,635)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$10,434	$(1,747)
Adjustments to reconcile net loss applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	35	(3,716)
Gain on sale of income-producing properties	(25,301)	(8,256)
Depreciation and amortization	10,816	11,239
Provision for impairment of notes receivable and real estate assets	800	-
Amortization of deferred borrowing costs	3,441	2,902
Earnings from unconsolidated investees	(188)	(197)
(Increase) decrease in assets:
Accrued interest receivable	(677)	(6,471)
Other assets	-	-
Prepaid expense	(982)	(38)
Escrow	10,329	4,937
Earnest money	900	235
Rent receivables	2,991	290
Related party receivable	(871)	-
Increase (decrease) in liabilities:
Accrued interest payable	(1,472)	(6,279)
Related party payables	(10,922)	3,522
Other liabilities	(11,934)	(18,687)
Net cash used in operating activities	(12,601)	(22,266)

Cash Flow From Investing Activities:
Proceeds from notes receivables	2,855	16,055
Origination of notes receivable	(198)	(9,279)
Acquisition of land held for development	(7)	(8,503)
Proceeds from sales of income-producing properties	73,494	38,826
Proceeds from sale of land	2,550	25,248
Proceeds from sale of investment in unconsolidated real estate entities	-	-
Proceeds from sale of investments	-	132
Investment in unconsolidated real estate entities	(2,059)	3,210
Improvement of land held for development	(291)	(164)
Improvement of income-producing properties	(3,333)	(862)
Acquisition of non-controlling interest	(79)	(359)
Sale of non-controlling interest	-	(1,468)
Sale of controlling interest	52	1,149
Construction and development of new properties	(179)	(4,292)
Net cash provided by investing activities	72,805	59,693

Cash Flow From Financing Activities:
Proceeds from notes payable	137,522	138,760
Recurring amortization of principal on notes payable	(8,878)	(15,273)
Payments on maturing notes payable	(193,621)	(158,611)
Stock-secured borrowings and margin debt	(411)	-
Deferred financing costs	(1,302)	(3,127)
Distributions to non-controlling interests	(96)	(172)
Preferred stock dividends - Series A	(1,226)	(1,226)
Net cash used in financing activities	(68,012)	(39,649)

Net decrease in cash and cash equivalents	(7,808)	(2,222)
Cash and cash equivalents, beginning of period	17,141	20,312
Cash and cash equivalents, end of period	$9,333	$18,090

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,047	$25,589

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$-	$9,279

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”)  under the symbol (“ARL”). Approximately 87.4% of ARL’s stock is owned by related parties.  ARL owns approximately 83.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.  We have no employees.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

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

Properties

We own or had interests in a total property portfolio of 57 income-producing properties as of June 30, 2013.  The properties consisted of:

•	11 commercial properties consisting of seven office buildings, one industrial warehouse, and three retail centers comprising in aggregate approximately 2.6 million rentable square feet;

•	46 apartment communities totaling 8,353 units, excluding apartments being developed; and

•	4,629 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At June 30, 2013, we had no apartment projects in development.  The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2013 (dollars in thousands):

Apartments	$590,289
Commercial properties	220,103
Land held for development	194,607
Real estate held for sale	-
Real estate subject to sales contract	29,455
Total real estate	1,034,454
Less accumulated depreciation	(161,347)
Total real estate	$873,107

The highlights of our significant real estate transactions for the six months ended June 30, 2013 are listed below:

On January 8, 2013, TCI sold 14.52 acres of land known as Southwood located in Tallahassee, Florida at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold, on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

On January 28, 2013, TCI sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.  TCI recorded a gain of $6.2 million on the sale.

On March 14, 2013, TCI sold 13.90 acres of land known as Sheffield located in Grand Prairie, Texas to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  TCI recorded a nominal loss on the sale of the property.

On April 8, 2013, TCI recorded the transfer of ownership of Eton Square, a 225,566 square foot commercial building, located in Tulsa, Oklahoma to the existing lender for satisfaction of the current mortgage note.  There was a negotiated deficiency between the value of the property and the outstanding mortgage, resulting in a promissory note for $2.0 million provided by the seller.  The promissory note is reduced by $1.0 million if timely payments are made in accordance with the note. The investment in the entity that owns this commercial building was previously sold, on May 18, 2010, to TX Highland RS Corp, a related party, for a sales price of $13.7 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the property was transferred to the existing lender and sales proceeds were credited against the outstanding debt.  We recorded a nominal gain on the sale.

On April 12, 2013, TCI was granted full title to 0.2341 acres of land known as Minivest, located in Dallas, Texas by an order of judgment.  TCI paid real estate taxes and has been maintaining the property for the years 1993-2007.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to TCI’s continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of $11.9 million. In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million Promissory Note payable to the order of such lender which is secured by an unrecorded confession of judgment and a collateral pledge to such lender of 135,000 shares of Series K Convertible Preferred Stock of ARL issued on the same date to TCI. Such Promissory Note requires regular monthly payments, is pre-payable, and matures on March 5, 2015.  The issuance of the $5.0 million Promissory Note and collateral to the Lender resolved all claims of the Lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014 but before March 1, 2015, $2.5 million will be forgiven and collateral returned to TCI and the judgment released.

On May 9, 2013, TCI sold 225 Baronne, a 422,037 square foot building, located in New Orleans, Louisiana for a sales price of $1.5 million to an independent third party.  Proceeds of sale were used to pay down a related party payable. TCI recorded a nominal gain on the sale.

On June 7, 2013, TCI sold a 206-unit apartment complex known as Laguna Vista, located in Farmers Branch, Texas, for a sale price of $24.8 million to an independent third party. TCI recorded a gain on sale of $6.1 million.

As of July 22, 2013, several subsidiaries of the TCI entered into a Twenty-Second Amendment to the Agreement for Purchase and Sale for the sale of nine residential apartment complexes.  According to the terms of the Agreement, the purchaser will assume the existing loans, secured by the property and the purchaser is in the process of obtaining approval from HUD for this transfer.  According to this Amendment, the deposits received by the Company and the title company are now only refundable if HUD does not approve the transfer of assets.  The original contract was dated December 5, 2012 and due to the restrictions on the consummation of the sale, the Company has decided that the purchase commitment is not firm and has not met the requirements to be considered “held-for-sale”.  Upon the approval from HUD, TCI will reclassify the assets as “held-for-sale”.  The properties included in this proposed transaction are Dorado Ranch, Huntington Ridge, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, and Vistas at Pinnacle Park.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of June 30, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of June 30, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2013, we have expended $0.2 million related to the construction or predevelopment of various apartment complexes.

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

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$ 4,097	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,656	Various security interests
One Realco Corporation (1)(2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.19%	20,387	Unsecured
S Breeze I-V, LLC	09/13	5.00%	2,933	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Membership Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Membership Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Membership Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Membership Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Membership Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Membership Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	100% Membership Interest in Unified Housing of Tivoli, LLC
Accrued interest			6,190
Total Performing			$ 118,968

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	1,279	Various secured interest
Accrued interest			370
Total Non-Performing			$ 4,226

Allowance for estimated losses			(19,504)
Total			$ 103,690

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

Payments are due from surplus cash flow of operations; sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  These notes are cross-collateralized but to the extent cash is received from a specific UHF property, it is applied against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

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

NOTE 4. INVESTMENT IN UNCONSOLIDATED INVESTEES

Investments in unconsolidated investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting.

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	June 30, 2013	June 30, 2012
Gruppa Florentina, LLC	20.00%	20.00%

Gruppa Florentina, LLC is the sole member of Milano Restaurants International Corporation, (“Milano”) which operates 35 pizza parlors under the trade name “Me-N-Ed’s Pizza Parlors” located primarily in Central and Northern California.  Milano has a 100% ownership interest in SienaCorp, which operates two grills under the trade names “Me-N-Ed’s Victory Grill” and Me-N-Ed’s Coney Island Grill”.  Milano has a 100% ownership interest in Piazza del Pane, Inc., which operates three restaurants located in Central California.  Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

The following is a summary of the financial position and results of operations from our investees:

As of June 30,	2013	2012
Real estate, net of accumulated depreciation	$11,210	$11,694
Notes receivable	6,299	5,887
Other assets	31,802	31,356
Notes payable	(12,695)	(13,842)
Other liabilities	(7,268)	(6,514)
Shareholders' equity/partners' capital	(29,348)	(28,581)

For the Six Months Ended June 30,	2013	2012
Revenue	$18,971	$19,183
Depreciation	(491)	(580)
Operating expenses	(17,251)	(17,170)
Interest expense	(448)	(498)
Income from continuing operations	781	935
Income from discontinued operations	-	-
Net income	$781	$935

Company's proportionate share of earnings	$156	$187

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$503,311	$1,475	$504,786
Commercial	114,808	257	115,065
Land held for development	118,374	2,154	120,528
Real estate held for sale	604	-	604
Real estate subject to sales contract	18,680	2,355	21,035
Other	15,338	823	16,161

Total	$771,115	$7,064	$778,179

On January 24, 2013, TCI refinanced the existing mortgage on Breakwater Bay apartments, a 176-unit complex located in Beaumont, Texas, for a new mortgage of $9.8 million. We paid off the existing mortgage of $9.1 million and $0.7 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 25, 2013, TCI refinanced the existing mortgage on Northside on Travis apartments, a 200-unit complex located in Sherman, Texas, for a new mortgage of $13.9 million. We paid off the existing mortgage of $13.5 million and $1.3 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On January 28, 2013, TCI refinanced the existing mortgage on Capitol Hill apartments, a 156-unit complex located in Little Rock, Arkansas, for a new mortgage of $9.4 million. We paid off the existing mortgage of $8.8 million and $0.6 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on February 1, 2053.

On February 12, 2013, the construction loan in the amount of $17.0 million that was taken out on May 13, 2010 to fund the development of Toulon apartments, a 240-unit complex located in Gautier, Mississippi, closed into permanent financing.  The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

On February 25, 2013, TCI refinanced the existing mortgage on Mansions of Mansfield apartments, a 208-unit complex located in Mansfield, Texas, for a new mortgage of $16.3 million. We paid off the existing mortgage of $15.8 million and $1.4 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On February 25, 2013, TCI refinanced the existing mortgage on Preserve at Pecan Creek apartments, a 192-unit complex located in Denton, Texas, for a new mortgage of $15.1 million. We paid off the existing mortgage of $14.6 million and $1.2 million in closing costs and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on March 1, 2053.

On March 25, 2013, TCI refinanced the existing mortgage on Parc at Clarksville apartments, a 168-unit complex, located in Clarksville, Tennessee, for a new mortgage of $13.4 million.  We paid off the existing mortgage of $13.0 million and $0.7 million in closing costs and escrows.  The note accrues interest at 2.50% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on April 1, 2053.

On June 7, 2013 a wholly-owned subsidiary of IOT entered into a Settlement and Release Agreement and a Loan Purchase Agreement in order to purchase the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, at a discount.  Under the agreement, IOT is required to make monthly deposits of $250,000 through August 6, 2013 or, if an extension option is exercised, September 5, 2013, with a final lump sum payment of $28,663,277 due October 4, 2013.

Under these agreements, IOT also agreed to purchase an obligation known as the Lamar land loan, due by TCI, from BDF.  The Lamar land loan is to be purchased for $1,836,723, requiring a cash payment of $336,723 due September 5, 2013 or, if the extension option is exercised, October 4, 2013, and two promissory notes of $750,000 each.  The promissory notes will accrue interest at 5.0% and are due in full on the maturity dates, which will be six and twelve months from the closing date of September 5, 2013 or, if the extension option is exercised, October 4, 2013.  During this time, IOT and TCI are still obligated to make monthly mortgage payments of $150,000 per month according to the Fourth Modification to the Forbearance Agreement.

On June 26, 2013 TCI refinanced the existing mortgage on Dorado Ranch apartments, a 224-unit complex located in Dallas, Texas, for a new mortgage of $16.6 million. We paid off the existing mortgage of $16.2 million and $1.4 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013 TCI refinanced the existing mortgage on Legends of El Paso apartments, a 240-unit complex located in El Paso, Texas, for a new mortgage of $16 million. We paid off the existing mortgage of $15.2 million and $1.2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013 TCI refinanced the existing mortgage on Vistas of Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19 million. We paid off the existing mortgage of $18.6 million and $2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on June 26, 2053.

In conjunction with the development of various apartment projects and other developments, we drew down $0.3 million in construction loans during the six months ended Junes 30, 2013.  This was related to the permanent closing of the construction loan for Toulon apartments.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan.  We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

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

NOTE 6. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities.  We also have other notes payable secured by stock.  The borrowings under such margin arrangements and notes are secured by the equity securities of IOT, TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from 5.00% to 10.00% per annum.  Stock-secured notes payable and margin borrowings were $24.8 million at June 30, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2013 (dollars in thousands):

Pillar
Related party payable, December 31, 2012	$(10,922)
Cash transfers	3,593
Advisory fees	(5,041)
Net income fee	(104)
Fees and commissions	(2,570)
Cost reimbursements	(1,797)
Interest income	18
POA fees	(51)
Expenses paid by Advisor	(1,036)
Financing (mortgage payments)	(496)
Intercompany property transfers	10,684
Sales/Purchases transactions	10,973
Purchase of obligation	(2,380)
Related party receivable, June 30, 2013	$871

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

Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2013 and 2012, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended June 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$6,197	$20,956	$-	$22	$7	$27,182
Property operating expenses	3,116	9,040	-	356	32	12,544
Depreciation and amortization	1,851	3,633	-	-	(39)	5,445
Mortgage and loan interest	1,798	5,973	-	1,504	1,790	11,065
Deferred borrowing costs	21	897	-	35	7	960
Loan charges and prepayment penalties	-	3,200	-	-	180	3,380
Interest income	-	-	-	-	3,512	3,512
Segment operating income (loss)	$(589)	$(1,787)	$-	$(1,873)	$1,549	$(2,700)
Capital expenditures	2,250	110	-	-	-	2,360
Real estate assets	149,684	513,328	-	210,095	-	873,107

Property Sales
Sales price	$26,974	$24,822	$-	$-	$-	$51,796
Cost of sale	14,914	18,808	-	-	-	33,722
Gain on sale	$12,060	$6,014	$-	$-	$-	$18,074

	Commercial
For the Three Months Ended June 30, 2012	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$7,441	$19,809	$-	$-	$34	$27,284
Property operating expenses	4,312	8,761	-	293	(113)	13,253
Depreciation and amortization	1,437	3,573	-	-	(69)	4,941
Mortgage and loan interest	1,536	7,027	-	1,497	2,001	12,061
Deferred borrowing costs	23	1,903	-	37	12	1,975
Loan charges and prepayment penalties	-	3,730	-	39	-	3,769
Interest income	-	-	-	-	4,723	4,723
Gain on land sales	-	-	-	4,738	-	4,738
Segment operating income (loss)	$133	$(5,185)	$-	$2,872	$2,926	$746
Capital expenditures	431	37	-	-	-	468
Real estate assets	166,902	561,711	-	231,497	-	960,110

Property Sales
Sales price	$6,825	$25,985	$3,369	$12,650	$-	$48,829
Cost of sale	7,313	23,946	252	7,912	-	39,423
Gain (loss) on sale	$(488)	$2,039	$3,117	$4,738	$-	$9,406

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	June 30,
	2013	2012
Segment operating income (loss)	$(2,700)	$746
Other non-segment items of income (expense)
General and administrative	(2,043)	(919)
Advisory fees	(2,487)	(2,700)
Provision on impairment of notes receivable and real estate assets	(800)	-
Other income	149	2,235
Earnings from unconsolidated investees	(25)	33
Income tax benefit	6,423	2,217
Income (loss) from continuing operations	$(1,483)	$1,612

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2013	2012
Segment assets	$873,107	$960,110
Investments in unconsolidated investees	10,415	7,437
Notes and interest receivable	103,690	101,235
Other assets and receivables	71,401	89,134
Assets held for sale	-	2,329
Total assets	$1,058,613	$1,160,245

	Commercial
For the Six Months Ended June 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$12,453	$41,450	$-	$56	$14	$53,973
Property operating expenses	7,101	17,741	-	726	9	25,577
Depreciation and amortization	3,145	7,256	-	-	(97)	10,304
Mortgage and loan interest	3,280	12,157	-	3,039	3,693	22,169
Deferred borrowing costs	43	3,253	-	97	43	3,436
Loan charges and prepayment penalies	-	7,182	-	-	180	7,362
Interest income	-	-	-	-	7,053	7,053
Loss on land sales	-	-	-	(35)	-	(35)
Segment operating income (loss)	$(1,116)	$(6,139)	$-	$(3,841)	$3,239	$(7,857)
Capital expenditures	3,053	246	-	281	-	3,580
Real estate assets	149,684	513,328	-	210,095	-	873,107

Property Sales
Sales price	$26,974	$50,122	$-	$2,250	$-	$79,346
Cost of sale	14,914	36,881	-	2,285	-	54,080
Gain (loss) on sale	$12,060	$13,241	$-	$(35)	$-	$25,266

	Commercial
For the Six Months Ended June 30, 2012	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$14,924	$38,913	$-	$-	$75	$53,912
Property operating expenses	8,498	16,770	-	572	276	26,116
Depreciation and amortization	2,873	7,183	-	-	(138)	9,918
Mortgage and loan interest	3,126	14,141	-	3,179	4,042	24,488
Deferred borrowing costs	46	2,763	-	54	24	2,887
Loan charges and prepayment penalties	-	6,117	-	44	-	6,161
Interest income	-	-	-	-	8,063	8,063
Gain on land sales	-	-	-	3,716	-	3,716
Segment operating income (loss)	$381	$(8,061)	$-	$(133)	$3,934	$(3,879)
Capital expenditures	877	235	-	285	-	1,397
Real estate assets	166,902	561,711	-	231,497	-	960,110

Property Sales
Sales price	$6,825	$45,610	$3,369	$20,914	$-	$76,718
Cost of sale	7,313	39,983	252	17,198	-	64,746
Gain (loss) on sale	$(488)	$5,627	$3,117	$3,716	$-	$11,972

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended June 30,
	2013	2012
Segment operating loss	$(7,857)	$(3,879)
Other non-segment items of income (expense)
General and administrative	(4,257)	(3,777)
Advisory fees	(5,042)	(5,359)
Provision on impairment of notes receivable and real estate assets	(800)	-
Other income	2,685	3,981
Loss on sale of investments	-	(362)
Earnings from unconsolidated investees	188	150
Income tax benefit	8,931	2,625
Loss from continuing operations	$(6,152)	$(6,621)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2013	2012
Segment assets	$873,107	$960,110
Investments in unconsolidated investees	10,415	7,437
Notes and interest receivable	103,690	101,235
Other assets and receivables	71,401	89,134
Assets held for sale	-	2,329
Total assets	$1,058,613	$1,160,245

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013.  Included in discontinued operations are a total of five and 11 properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods. In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View) and three commercial properties (225 Baronne, Amoco, and Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Rental and other property revenues	$1,259	$3,490	$3,768	$8,428
Other income	20	943	20	939
	1,279	4,433	3,788	9,367
Expenses
Property operating expense	246	2,179	1,652	5,471
Interest expense	265	(290)	878	1,964
Loan cost amortization	3	9	4	14
Loan fee expense	-	-	-	848
General and administrative	306	362	526	551
Depreciation and amortization	183	554	512	1,323
Earnings from unconsolidated investees	-	(47)	-	(47)
	$1,003	$2,767	$3,572	$10,124
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	276	1,666	216	(757)
Gain on sale of discontinued operations	18,074	4,668	25,301	8,256
Income from discontinued operations	$18,350	$6,334	$25,517	$7,499
Income tax expense	(6,423)	(2,217)	(8,931)	(2,625)
Net income from discontinued operations	$11,927	$4,117	$16,586	$4,874

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC, which has a current outstanding balance of $23.4 million.

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

An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to American Realty Trust, Inc. (“ART”) and damages of $960,646.28 in “increased costs” and $11,161,520 for “lost opportunity” damages in favor of TCI and its subsidiaries (a total of $12,122,166.28).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

Should the Clapper Group ultimately prevail, the only defendants in this matter are ART and ART Midwest, Inc., whose total assets and net worth as of December 31, 2011 were approximately $10.0 million. Neither the Company nor any of its subsidiaries have guaranteed or indemnified either ART or ART Midwest, Inc.

In January of 2012, the Company sold all of the issued and outstanding stock of American Realty Trust, Inc. “ART” for a $10.0 million note.  The note is fully reserved by the Company and valued at zero.  Subsequent to the sale, ART filed for Chapter 11 bankruptcy protection.

ARL, through a foreign subsidiary, is developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany. The project is located less than 30 miles from the Denmark border and is contemplated to include a marina offering several thousand moorings, premium vacation homes each with their own landing stage as well as exclusive hotels, restaurants, shops and a range of leisure activities from sailing to golfing to cross country skiing.  The development is expected to be the biggest holiday resort in northern Europe.  There have been disputes with the local partner related to his mismanagement of the project which resulted in replacing him as the managing partner and led to filing for bankruptcy protection in Germany to completely remove him from the project. An insolvency manager has been put into place in order to protect the creditors and ARL believes that the value of the land and development in process will satisfy the existing creditors and return ARL’s investment.  ARL is working in cooperation with the insolvency manager and expects to continue ARL’s involvement in the development of this project.

During the second quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

NOTE 11. EARNINGS PER SHARE

Earnings per share, “EPS”, have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share”.  The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.  Shares issued during the period shall be weighted for the portion of the period that they were outstanding.   As of June 30, 2013, we have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding.  These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

Of the outstanding 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, 300,000 shares are owned by ART Edina, Inc. and 600,000 shares are owned by ART Hotel Equities, Inc., both wholly owned subsidiaries of ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.  Realty Advisors, Inc., a related party, owns 2,451,435 shares of the outstanding shares and has accrued dividends unpaid of $12.7 million.

As of June 30, 2013, we issued 135,000 shares of Series K Convertible Preferred Stock, which are outstanding.  These shares may be converted into common stock at the rate of five shares of common stock to one share of preferred stock based on the daily closing price of the common stock.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

As of June 30, 2013, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.  As of June 30, 2013, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

On July 26, 2013 ARL and various parties entered into a settlement agreement with Far East National Bank (“FENB”) related to a deficiency claim on three hotels in Fresno, California that were foreclosed upon by FENB in July, 2011.  In the settlement agreement, ARL is required to pay FENB $3.7 million to resolve and settle in full and without exception the dispute filed against them.  The settlement agreement calls for thirty-seven equal monthly payments of $100,000.  The settlement amount is secured by an accommodation pledge of shares of Series A cumulative convertible preferred stock in ARL with a liquidation value of $10.0 million, owned by Realty Advisors, Inc., the owner of more than a majority of the common stock of ARL.  ARL has also agreed to indemnify Realty Advisors, Inc. for any loss it may incur as a result of the accommodation pledge of the preferred stock.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets.  We are an active buyer and seller of real estate and during the six months ended June 30, 2013, we sold $79.8 million of land and income-producing properties. As of June 30, 2013, we owned 8,353 units in 46 residential apartment communities and 11 commercial properties comprising approximately 2.6 million rentable square feet.  In addition, we owned 4,629 acres of land held for development which includes a 420-acre holiday resort project in Germany currently in development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders.  We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized.  We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly owned properties.  When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable.  We generate operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests.  We have no employees.

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

Fair Value of Financial Instruments

We apply the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures”, to the valuation of real estate assets.  These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date, establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data.

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

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2013 and 2012, we owned or had interests in a portfolio of 57 and 63 income-producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income-producing properties held as of June 30 for the period presented. Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of June 30, 2013 for the periods presented.

	June 30,
	2013	2012
Continuing operations	57	57
Held for sale/subsequent sales	0	6
Total property portfolio	57	63

Comparison of the three months ended June 30, 2013 to the same period ended 2012

For the three months ended June 30, 2013, we reported a net gain applicable to common shares of $7.7 million or $0.67 per diluted earnings per share, as compared to a net gain applicable to common shares of $4.1 million or $0.35 per diluted earnings per share for the same period ended 2012.

Expenses

Property operating expenses were $12.5 million for the three months ended June 30, 2013.  This represents a decrease of $0.8 million, as compared to the prior period expense of $13.3 million.  This change, by segment, is an increase in the apartment portfolio of $0.2 million, a decrease in the commercial portfolio of $1.2 million, and an increase in the land and other portfolios of $0.2 million.  Within the apartment portfolio, there was an increase of $0.2 million in the same properties due to an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $1.2 million due to real estate tax refunds from protests and litigations for several properties

Depreciation and amortization expenses were $5.4 million for the three months ended June 30, 2013. This represents an increase of $0.5 million, as compared to the prior period expenses of $4.9 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements and lease commissions.

General and administrative expenses were $2.0 million for the three months ended June 30, 2013.  This represents an increase of $1.1 million, as compared to the prior period expenses of $0.9 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

Interest income was $3.5 million for the three months ended June 30, 2013. This represents a decrease of $1.2 million, as compared to the prior period interest income of $4.7 million.  This decrease was mainly due to cash received on one of the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  There were refinance proceeds received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $149,000 for the three months ended June 30, 2013.  This represents a decrease of $2.1 million, as compared to the prior period other income of $2.2 million.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest expense was $11.1 million for the three months ended June 30, 2013.  This represents a decrease of $1.0 million, as compared to the prior period interest expense of $12.1 million.  This decrease was due to a decrease of $1.1 million in our apartment portfolio, an increase of $0.3 million in our commercial portfolio, and a decrease of $0.2 million in the land and other portfolios.  Within the apartment portfolio, the same properties decreased $1.1 million due to refinances which lowered interest rates.  Within the commercial portfolio, the same properties increased by $0.3 million due to prior period adjustments.  The decrease in the land and other segments relates to principal payments made during the prior period, thereby requiring less current period interest to be paid on debt obligations.

Deferred borrowing costs amortization was $1.0 million for the three months ended June 30, 2013.  This represents a decrease of $1.0 million as compared to the prior period expense of $2.0 million.  The majority of the decrease is in the same-store apartment portfolio due to the higher loan deferred borrowing costs written off upon the refinance into a new mortgage note in the prior period than in the current period.

Loan charges and prepayment penalties were $3.4 million for the three months ended June 30, 2013.  This represents a decrease of $0.4 million, as compared to the prior period expense of $3.8 million.  The majority of the decrease is in the same-store apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes.  There were more refinances completed in the prior period than in the current period.

Gain on land sales decreased for the three months ended June 30, 2013 as compared to the prior period. We had no land sales in the current period.  In the prior period, we sold 84.75 acres of land in five separate transactions for an aggregate sales price of $12.7 million and recorded a gain of $4.7 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013.  Included in discontinued operations are a total of five and 11 properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods. In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View) and three commercial properties (225 Baronne, Amoco, and Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2013	2012
Revenue
Rental and other property revenues	$1,259	$3,490
Other income	20	943
	1,279	4,433
Expenses
Property operating expense	246	2,179
Interest expense	265	(290)
Loan cost amortization	3	9
Loan fee expense	-	-
General and administrative	306	362
Depreciation and amortization	183	554
Earnings from unconsolidated investees	-	(47)
	$1,003	$2,767
Income from discontinued operations before gains on sale of real estate, taxes, and fees	276	1,666
Gain on sale of discontinued operations	18,074	4,668
Income from discontinued operations	$18,350	$6,334
Income tax expense	(6,423)	(2,217)
Net income from discontinued operations	$11,927	$4,117

Comparison of the six months ended June 30, 2013 to the same period ended 2012

For the six months ended June 30, 2013, we reported a net gain applicable to common shares of $7.5 million or $0.65 per diluted earnings per share, as compared to a net loss applicable to common shares of $2.9 million or $0.25 per diluted earnings per share for the same period ended 2012.

Expenses

Property operating expenses were $25.6 million for the six months ended June 30, 2013.  This represents a decrease of $0.5 million, as compared to the prior period expense of $26.1 million.  This change, by segment, is an increase in the apartment portfolio of $0.9 million and a decrease in the commercial portfolio of $1.4 million.  Within the apartment portfolio, there was an increase of $0.8 million in the same properties and an increase of $0.1 million in the development properties due to an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $1.4 million due to real estate tax refunds from protests and litigations for several properties.

General and administrative expenses were $4.3 million for the six months ended June 30, 2013.  This represents an increase of $0.5 million, as compared to the prior period expenses of $3.8 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

Interest income was $7.1 million for the six months ended June 30, 2013. This represents a decrease of $1.0 million, as compared to the prior period interest income of $8.1 million. The decrease relates to the cash received on the surplus cash flow notes from Unified Housing Foundation, Inc., in the prior period.  There were refinance proceeds received on one of the notes and mid-year surplus cash received which allowed for the recognition of previously deferred interest income.  This decrease was offset by an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $2.7 million for the six months ended June 30, 2013.  This represents a decrease of $1.3 million, as compared to the prior period other income of $4.0 million.  The current year income relates to the reduction of our estimated potential legal contingencies. The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects. There were no development projects in progress during the current period.

Mortgage and loan interest expense was $22.2 million for the six months ended June 30, 2013.  This represents a decrease of $2.3 million, as compared to the prior period interest expense of $24.5 million.  This change, by segment, is a decrease in our apartment portfolio of $2.0 million, an increase in our commercial portfolio of $0.2 million, and a decrease in our land and other portfolios of $0.5 million.   Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  The decrease in the land and other segments relates to principal payments made during the prior period, thereby requiring less current period interest to be paid on debt obligations.

Deferred borrowing costs amortization was $3.4 million for the six months ended June 30, 2013.  This represents an increase of $0.5 million as compared to the prior period expense of $2.9 million.  The majority of the increase is in the same-store apartment portfolio due to the higher loan deferred borrowing costs written off upon the refinance into a new mortgage note in the current period than in the prior period.

Loan charges and prepayment penalties were $7.4 million for the six months ended June 30, 2013.  This represents an increase of $1.2 million, as compared to the prior period expense of $6.2 million.  The majority of the increase is in the same-store apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes.  There were more refinances completed in the current period than in the prior period.

Gain on land sales decreased for the six months ended June 30, 2013 as compared to the prior period.  In the current period we sold 28.4 acres of land in two separate transactions for an aggregate sales price of $2.75 million and recorded a loss of $0.1 million.  In the prior period, we sold 582.3 acres of land in twelve separate transactions for an aggregate sales price of $20.9 million and recorded a gain of $3.7 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2013.  Included in discontinued operations are a total of five and 11 properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods. In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View) and three commercial properties (225 Baronne, Amoco, and Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2013	2012
Revenue
Rental and other property revenues	$3,768	$8,428
Other income	20	939
	3,788	9,367
Expenses
Property operating expense	1,652	5,471
Interest expense	878	1,964
Loan cost amortization	4	14
Loan fee expense	-	848
General and administrative	526	551
Depreciation and amortization	512	1,323
Earnings from unconsolidated investees	-	(47)
	$3,572	$10,124
Income (loss) from discontinued operations before gains on sale of real estate, taxes, and fees	216	(757)
Gain on sale of discontinued operations	25,301	8,256
Income from discontinued operations	$25,517	$7,499
Income tax expense	(8,931)	(2,625)
Net income from discontinued operations	$16,586	$4,874

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2013	2012	Variance

Net cash used in operating activities	$(12,601)	$(22,266)	$9,665
Net cash provided by investing activities	$72,805	$59,693	$13,112
Net cash used in financing activities	$(68,012)	$(39,649)	$(28,363)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   In the current period, we received more proceeds on the sale of land and income-producing properties but received less proceeds from notes receivable.  The majority of the proceeds from sales were used to cover the loan obligations.  In the prior period, we spent more on the construction and development of new properties.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  There were more sales proceeds used to pay off debt obligations in the current period than in the prior period.

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

Inflation

The effects of inflation on our operations are not quantifiable.  Revenues from property operations tend to fluctuate proportionately with inflationary increases and decreases in real estate costs.  Fluctuations in the rate of inflation also affect the sales values of properties and the ultimate gains to be realized from property sales.  To the extent that inflation affects interest rates, earnings from short-term investments and the cost of new financings as well as the cost of variable interest rate debt will be affected.

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2013 and a loss in 2012; therefore, it recorded no provision for income taxes.

At June 30, 2013, ARL had a net deferred tax asset of $109.0 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, ARL joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2013, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$118,817	4.42%	$1,188
Total decrease in ARL’s annual net income			1,188
Per share			$0.10

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL Common Stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the second quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at March 31, 2013			986,750	263,250
April 30, 2013	-	$-	986,750	263,250
May 31, 2013	-	$-	986,750	263,250
June 30, 2013	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

4.4
Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant’s current report on Form 8-K for event of March 16, 2006).

4.5
Certificate of Designation for Nevada Profit Corporation designating the Series K Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 6, 2013 (incorporated by reference to Registrant’s current report on form 8-K for event of May 7, 2013).

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

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)