Form 10-Q
period 2013-09-30
AMERICAN REALTY INVESTORS INC
filed 2013-11-14
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 2013

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at November 5, 2013)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PARTI. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$995,380	$1,031,632
Real estate held for sale at cost, net of depreciation ($151 for 2013 and $4,393 for 2012)	-	17,040
Real estate subject to sales contracts at cost, net of depreciation ($1,861 for 2013 and $15,948 for 2012)	39,794	42,286
Less accumulated depreciation	(164,387)	(160,525)
Total real estate	870,787	930,433
Notes and interest receivable
Performing (including $114,187 in 2013 and $114,275 in 2012 from related parties)	121,361	120,998
Non-performing	3,901	4,175
Less allowance for doubtful accounts (including $15,809 in 2013 and $18,962 in 2012 from related parties)	(20,123)	(21,704)
Total notes and interest receivable	105,139	103,469

Cash and cash equivalents	9,425	17,141
Investments in unconsolidated investees	10,337	8,168
Other assets	69,688	76,134
Total assets	$1,065,376	$1,135,345

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$750,994	$769,201
Notes related to assets held for sale	2,466	18,915
Notes related to subject to sales contracts	28,068	55,976
Stock-secured notes payable and margin debt	24,276	25,765
Related party payables	8,430	10,922
Deferred gain (including $74,303 in 2013 and $71,303 in 2012 from sales to related parties)	76,148	73,148
Accounts payable and other liabilities (including $11,354 in 2013 and $15,746 in 2012 to related parties)	88,829	96,314
	979,211	1,050,241

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2013 and 2012 (liquidation preference $10 per share), including 900,000 shares in 2013 and 2012 held by subsidiaries. Series K: $2.00 par value, authorized, issued and outstanding 135,000 and 0 shares in 2013 and 2012, respectively (liquidation preference $22 per share), held by TCI (consolidated)	4,908	4,908
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2013 and 2012	115	115
Treasury stock (Common Stock) at cost; 415,785 shares in 2013 and 2012 and 229,214 shares held by TCI (consolidated) as of 2013 and 2012	(6,395)	(6,395)
Paid-in capital	103,671	105,700
Retained earnings	(50,769)	(53,071)
Accumulated other comprehensive loss	(786)	(786)
Total American Realty Investors, Inc. shareholders' equity	50,744	50,471
Non-controlling interest	35,421	34,633
Total shareholders' equity	86,165	85,104
Total liabilities and shareholders' equity	$1,065,376	$1,135,345

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $165 and $164 for the three months and $497 and $499 for the nine months ended 2013 and 2012, respectively, from related parties)	$27,482	$27,771	$81,455	$81,683

Expenses:
Property operating expenses (including $204 and $234 for the three months and $629 and $753 for the nine months ended 2013 and 2012, respectively, from related parties)	14,042	13,894	39,601	39,988
Depreciation and amortization	5,304	5,033	15,608	14,927
General and administrative (including $933 and $747 for the three months and $2,924 and $2,587 for the nine months ended 2013 and 2012, respectively, from related parties)	1,919	1,332	6,181	5,105
Provision on impairment of notes receivable and real estate assets	1,125	-	1,926	-
Advisory fee to related party	2,584	2,215	7,625	7,573
Total operating expenses	24,974	22,474	70,941	67,593
Operating income	2,508	5,297	10,514	14,090

Other income (expenses):
Interest income (including $3,718 and $2,245 for the three months and $10,574 and $10,416 for the nine months ended 2013 and 2012, respectively, from related parties)	3,778	2,280	10,831	10,342
Other income and expenses (including $0 and $1,500 for the three months and $0 and $4,500 for the nine months ended 2013 and 2012, respectively, from related parties)	64	1,192	2,750	5,173
Mortgage and loan interest (including $1,168 and $903 for the three months and $2,849 and $2,756 for the nine months ended 2013 and 2012, respectively, from related parties)	(10,723)	(10,962)	(32,883)	(35,439)
Deferred borrowing costs amortization	(264)	547	(3,700)	(2,340)
Loan charges and prepayment penalties	(49)	(35)	(7,411)	(6,197)
Loss on sale of investments	(275)	-	(283)	(361)
Earnings from unconsolidated investees	69	134	256	284
Litigation settlement	(2,764)	(130)	(2,752)	(135)
Total other expenses	(10,164)	(6,974)	(33,192)	(28,673)
Loss before gain on land sales, non-controlling interest, and taxes	(7,656)	(1,677)	(22,678)	(14,583)
Gain on land sales	598	2,898	563	6,615
Net income (loss) from continuing operations before taxes	(7,058)	1,221	(22,115)	(7,968)
Income tax benefit (expense)	(95)	(204)	8,827	2,400
Net income (loss) from continuing operations	(7,153)	1,017	(13,288)	(5,568)
Discontinued operations:
Net loss from discontinued operations	(398)	(1,168)	(209)	(1,982)
Gain on sale of real estate from discontinued operations	127	585	25,429	8,840
Income tax benefit (expense) from discontinued operations	95	204	(8,827)	(2,400)
Net income (loss) from discontinued operations	(176)	(379)	16,393	4,458
Net income (loss)	(7,329)	638	3,105	(1,110)
Net (income) loss attributable to non-controlling interest	903	(74)	(803)	37
Net income (loss) attributable to American Realty Investors, Inc.	(6,426)	564	2,302	(1,073)
Preferred dividend requirement	(613)	(613)	(1,839)	(1,839)
Net income (loss) applicable to common shares	$(7,039)	$(49)	$463	$(2,912)

Earnings per share - basic
Net income (loss) from continuing operations	$(0.60)	$0.03	$(1.38)	$(0.64)
Net income (loss) from discontinued operations	(0.02)	(0.03)	1.42	0.39
Net income (loss) applicable to common shares	$(0.62)	$-	$0.04	$(0.25)

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.60)	$0.03	$(1.38)	$(0.64)
Net income (loss) from discontinued operations	(0.02)	(0.03)	1.42	0.39
Net income (loss) applicable to common shares	$(0.62)	$-	$0.04	$(0.25)

Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$(6,250)	$943	$(14,091)	$(5,531)
Net income (loss) from discontinued operations	(176)	(379)	16,393	4,458
Net income (loss) applicable to American Realty Investors, Inc.	$(6,426)	$564	$2,302	$(1,073)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2013
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2012	$85,104	$(144,151)	$4,908	11,941,174	$115	$(6,395)	$105,700	$(53,071)	$(786)	$34,633
Net income	3,105	3,105	-	-	-	-	-	2,302	-	803
Sale of controlling interest	56	-	-	-	-	-	56	-	-	-
Distribution to non-controlling interests	(261)	-	-	-	-	-	(246)	-	-	(15)
Series A preferred stock dividend ($1.00 per share)	(1,839)	-	-	-	-	-	(1,839)	-	-	-
Balance, September 30, 2013	$86,165	$(141,046)	$4,908	11,941,174	$115	$(6,395)	$103,671	$(50,769)	$(786)	$35,421

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)

Net income (loss)	$3,105	$(1,110)
Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	3,105	(1,110)
Comprehensive (income) loss attributable to non-controlling interest	(803)	37
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$2,302	$(1,073)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30,
	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$3,105	$(1,110)
Adjustments to reconcile net income (loss) applicable to common shares to net cash flow from operating activities:
Gain on sale of land	(563)	(6,615)
Gain on sale of income-producing properties	(25,429)	(8,840)
Depreciation and amortization	16,120	16,735
Provision for impairment of notes receivable and real estate assets	1,926	-
Amortization of deferred borrowing costs	3,705	2,360
Earnings from unconsolidated investees	(256)	(284)
Decrease (increase) in assets:
Accrued interest receivable	(3,260)	(2,889)
Other assets	(17)	(1,680)
Prepaid expense	(1,937)	(182)
Escrow	6,074	2,858
Earnest money	1,545	235
Rent receivables	(676)	444
Related party receivables	-	(1,063)
Decrease in liabilities:
Accrued interest payable	(1,752)	(5,702)
Related party payables	(2,492)	(10,294)
Other liabilities	(9,027)	(15,603)
Net cash used in operating activities	(12,934)	(31,630)

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,855	16,055
Origination of notes receivable	(38)	(10,266)
Acquisition of land held for development	(7)	(8,503)
Proceeds from sale of income-producing properties	73,621	41,787
Proceeds from sale of land	3,664	41,041
Proceeds from sale of investments	-	132
Investment in unconsolidated real estate entities	(1,911)	3,109
Improvement of land held for development	(373)	(190)
Improvement of income-producing properties	(6,396)	(2,481)
Acquisition of non-controlling interest	(77)	(357)
Sale of non-controlling interest	-	(1,468)
Sale of controlling interest	50	1,147
Construction and development of new properties	(327)	(4,771)
Net cash provided by investing activities	71,061	75,235

Cash Flow From Financing Activities:
Proceeds from notes payable	142,802	139,604
Recurring amortization of principal on notes payable	(13,401)	(18,944)
Payments on maturing notes payable	(191,291)	(172,225)
Stock-secured borrowings and margin debt	(411)	-
Deferred financing costs	(1,524)	(3,521)
Distributions to non-controlling interests	(179)	(255)
Preferred stock dividends - Series A	(1,839)	(1,839)
Net cash used in financing activities	(65,843)	(57,180)

Net decrease in cash and cash equivalents	(7,716)	(13,575)
Cash and cash equivalents, beginning of period	17,141	20,312
Cash and cash equivalents, end of period	$9,425	$6,737

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,659	$32,480

Schedule of noncash investing and financing activities:
Notes receivable received from related party	$-	$9,279

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”).Approximately 87.4% of ARL’s stock is owned by related parties. ARL owns approximately 83.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange(“NYSE”) under the symbol (“TCI”). ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.  During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired more than 80% of ARL stock and as a result, ARL joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.We have no employees.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

ARL invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual Advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.

Regis Realty Prime, LLC (“Regis”) manages our commercial propertiesand provides brokerage services.  ARLengages third-party companies to lease and manage its apartment properties.  TCI also has a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.

Properties

We own or had interests in a total property portfolio of 57 income-producing properties as of September 30, 2013. The properties consisted of:

•	11 commercial properties consisting of seven office buildings, one industrial warehouse, and three retail centerscomprising in aggregate approximately 2.6 million rentable square feet;

•	46 apartment communities totaling 8,353 units, excluding apartments being developed; and

•	4,623 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At September 30, 2013, we had no apartment projects in development.The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and ninemonths ended September 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810, “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Real Estate, Depreciation and Impairment

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

We capitalize leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and any internal costs that may be applicable. We allocate these costs to individual tenant leases and amortizethem over the related lease term.

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

Newly Issued Accounting Standards

We have considered all other newly issued accounting guidance that is applicable to our operations and the preparation of our Consolidated Financial Statements, including that which we have not yet adopted. We do not believe that any such guidance will have a material effect on our financial position or results of operations.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2013 (dollars in thousands):

Apartments	$590,346
Commercial properties	222,949
Land held for development	182,085
Real estate held for sale	151
Real estate subject to sales contract	41,655
Total real estate	1,037,186
Less accumulated depreciation	(166,399)
Total real estate, net of depreciation	$870,787

The highlights of our significant real estate transactions for the nine months ended September 30, 2013 are listed below:

On January 8, 2013, TCI sold 14.52 acres of land known as Southwood located in Tallahassee, Florida, at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold, on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

On January 28, 2013, TCI sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas, for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.  TCI recorded a gain of $6.2 million on the sale.

On March 14, 2013, TCI sold 13.90 acres of land known as Sheffield located in Grand Prairie, Texas, to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  TCI recorded a nominal loss on the sale of the property.

On April 8, 2013, TCI recorded the transfer of ownership of Eton Square, a 225,566 square foot commercial building, located in Tulsa, Oklahoma, to the existing lender for satisfaction of the current mortgage note.  There was a negotiated deficiency between the value of the property and the outstanding mortgage, resulting in a promissory note for $2.0 million provided by the seller.  The promissory note is reduced by $1.0 million if timely payments are made in accordance with the note. The investment in the entity that owns this commercial building was previously sold, on May 18, 2010, to TX Highland RS Corp, a related party,for a sales price of $13.7 million.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place onApril 8, 2013, when the property was transferred to the existing lender and sales proceeds were credited against the outstanding debt.  TCI recorded a nominal gain on the sale.

On April 12, 2013, TCI was granted full title to 0.2341 acres of land known as Minivest, located in Dallas, Texas, by an order of judgment.  TCI paid real estate taxes and has been maintaining the property for the years 1993-2007.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a guarantor settlement and consent agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to TCI’s continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of $11.9 million.In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million promissory note payable to the order of such lender which is secured by an unrecorded confession of judgment and a collateral pledge to such lender of 135,000 shares of Series K Convertible preferred stock of ARL issued on the same date to TCI. Such promissory note requires regular monthly payments, is pre-payable, and matures on March 5, 2015.  The issuance of the $5.0 million promissory note and collateral to the lender resolved all claims of the lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014 but before March 1, 2015, $2.5 million will be forgiven and collateral returned to TCI and the judgment released.

On May 9, 2013, TCI sold 225 Baronne, a 422,037 square foot building, located in New Orleans, Louisiana, for a sales price of $1.5 million to an independent third party.  Proceeds of sale were used to pay down a related party payable. TCI recorded a nominal gain on the sale.

On June 7, 2013, TCI sold a 206-unit apartment complex known as Laguna Vista, located in Farmers Branch, Texas, for a sales price of $24.8 million to an independent third party. TCI recorded a gain on sale of $6.1 million.

As of July 22, 2013, several subsidiaries of the TCI entered into a Twenty-Second Amendment to the Agreement for Purchase and Sale for the sale of nine residential apartment complexes.  According to the terms of the Agreement, the purchaser will assume the existing loans, secured by the property and the purchaser is in the process of obtaining approval from HUD for this transfer.  According to this Amendment, the deposits received by the Company and the title company are now only refundable if HUD does not approve the transfer of assets.  The original contract was dated December 5, 2012, and due to the restrictions on the consummation of the sale, the Company has decided that the purchase commitment is not firm and has not met the requirements to be considered heldforsale.  Upon the approval from HUD, TCI will reclassify the assets as heldforsale.  The properties included in this proposed transaction are Dorado Ranch, Huntington Ridge, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, and Vistas at Pinnacle Park.

On September 6, 2013, the Company sold 8.83 acres of land known as Elm Fork Ranch located in Carrollton, Texas for a sales price of $850,000 to an independent third party.  The proceeds from the sale were used to pay off the remaining mortgage that was secured by the property.  We recorded a gain of $0.2 million on the land sale.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of September 30, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of September 30, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2013, we have expended $0.3 million related to the construction or predevelopment of various apartment complexes.

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

Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$ 4,097	Various secured interests
Miscellaneous related party notes (1)	Various	Various	2,349	Various secured interests
One Realco Corporation (1)(2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.19%	20,387	Unsecured
S Breeze I-V, LLC	09/13	5.00%	3,078	6% Class A and 25% Class B Limited Partner Interests
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Membership Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Membership Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Membership Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	1,826	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Membership Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Membership Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Membership Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Accrued interest			8,745
Total Performing			$ 121,361

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	1,279	Various secured interest
Accrued interest			45
Total Non-Performing			$ 3,901

Allowance for doubtful accounts			(20,123)
Total			$ 105,139

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”).  UHF is determined to be a related party to the Company due to our significant investment in the performance of the collateral secured under the notes receivable and its consulting agreement with TCI.

Payments are due from surplus cash flow of operations. Sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  These notes are cross-collateralized but to the extent cash is received from a specific UHF property, it is applied against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	September 30, 2013	September 30, 2012
Gruppa Florentina, LLC	20.00%	20.00%

Gruppa Florentina, LLC is the sole member of Milano Restaurants International Corporation, (“Milano”) which operates 35 pizza parlors under the trade name “Me-N-Ed’s Pizza Parlors” located primarily in Central and Northern California.  Milano has a 100% ownership interest in SienaCorp, which operates two grills under the trade names “Me-N-Ed’s Victory Grill” and “Me-N-Ed’s Coney Island Grill”.  Milano has a 100% ownership interest in Piazza del Pane, Inc., which operates three restaurants located in Central California.  Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of September 30,	2013	2012
Real estate, net of accumulated depreciation	$11,080	$11,798
Notes receivable	6,252	6,046
Other assets	31,922	31,903
Notes payable	(12,031)	(13,864)
Other liabilities	(7,498)	(6,868)
Shareholders' equity	(29,725)	(29,015)

For the Nine Months Ended September 30,	2013	2012
Revenue	$30,637	$30,546
Depreciation	(783)	(901)
Operating expenses	(27,990)	(27,478)
Interest expense	(706)	(798)
Income from continuing operations	1,158	1,369
Income from discontinued operations	-	-
Net income	$1,158	$1,369

Company's proportionate share of earnings	$232	$274

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2013 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$501,769	$1,579	$503,348
Commercial	113,852	259	114,111
Land held for development	114,838	2,236	117,074
Real estate held for sale	2,457	9	2,466
Real estate subject to sales contract	26,616	1,452	28,068
Other	15,213	1,248	16,461

Total	$774,745	$6,783	$781,528

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

On May 6, 2013, TCI signed a $5.0 million promissory note to Petra CRE CDO relating to the Amoco building settlement agreement.  The promissory note is collateralized with ARL Series K preferred stock acquired by TCI.

On June 7, 2013, a wholly-owned subsidiary of IOT entered into a Settlement and Release Agreement and a Loan Purchase Agreement in order to purchase the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, at a discount.  Under the agreement, IOT is required to make monthly deposits of $250,000 through August 6, 2013 or, if an extension option is exercised, September 5, 2013, with a final lump sum payment of $28,663,277 due October 4, 2013.  Under these agreements, IOT also agreed to purchase an obligation known as the Lamar land loan, due by TCI, from BDF.  The Lamar land loan is to be purchased for $1,836,723, requiring a cash payment of $336,723 due September 5, 2013 or, if the extension option is exercised, October 4, 2013, and two promissory notes of $750,000 each.  The promissory notes will accrue interest at 5.0% and are due in full on the maturity dates, which will be six and twelve months from the closing date of September 5, 2013 or, if the extension option is exercised, October 4, 2013. During this time, IOT is still obligated to make monthly mortgage interest payments of $150,000 per month according to the Fourth Modification to the Forbearance Agreement.  On October 5, 2013, the Loan Purchase Agreement was modified.  IOT was required to pay an extension fee of $300,000 and the close was extended to November 5, 2013.  IOT has the option to pay a second extension fee of $400,000 and extend the close to December 5, 2013.

On June 26, 2013,TCI refinanced the existing mortgage on Dorado Ranch apartments, a 224-unit complex located in Dallas, Texas, for a new mortgage of $16.6 million. TCI paid off the existing mortgage of $16.2 million and $1.4 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013,TCI refinanced the existing mortgage on Legends of El Paso apartments, a 240-unit complex located in El Paso, Texas, for a new mortgage of $16.0 million. TCI paid off the existing mortgage of $15.2 million and $1.2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013,TCI refinanced the existing mortgage on Vistas of Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19.0 million. TCI paid off the existing mortgage of $18.6 million and $2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on June 26, 2053.

On July 26, 2013, ARL and various parties entered into a settlement agreement with Far East National Bank (“FENB”) related to a deficiency claim on three hotels in Fresno, California that were foreclosed upon by FENB in July, 2011.  In the settlement agreement, ARL is required to pay FENB $3.7 million to resolve and settle in full and without exception the dispute filed against them.  The settlement agreement calls for thirty-seven equal monthly payments of $100,000.  The settlement amount is secured by an accommodation pledge of shares of Series A cumulative convertible preferred stock in ARL with a liquidation value of $10.0 million, owned by Realty Advisors, Inc., the owner of more than a majority of the common stock of ARL.  ARL has also agreed to indemnify Realty Advisors, Inc. for any loss it may incur as a result of the accommodation pledge of the preferred stock.

On August 30, 2013, TCI obtained a loan of $1.9 million, secured by 4.02 acres of land known as Denham Springs, located in Denham Springs, Louisiana, 2.90 acres of land known as Sugar Mill, located in Baton Rouge, Louisiana, and 23.24 acres of land known as Cooks Lane, located in Fort Worth, Texas.  The existing loan on Denham Springs land for $0.1 million was paid with the proceeds from the loan.

In conjunction with the development of various apartment projects and other developments, we drew down $0.3 million in construction loans during the nine months ended September 30, 2013.  This was related to the permanent closing of the construction loan for Toulon apartments.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan.  We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

The properties that we have sold to a related party and have deferred the recognition of the sale are treated as “subject to sales contract” on the Consolidated Balance Sheets.  These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution.  These properties have mortgages that are secured by the property and many have corporate guarantees.  According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation.  We have reviewed each asset and taken impairmentto the extent we feel the value of the property was less than our current basis.

NOTE 6. STOCK-SECURED NOTES PAYABLE

The Company has margin arrangements with various financial institutions and brokerage firms, which provide for borrowings of up to 50.0% of the market value of marketable equity securities. We also have other notes payable secured by stock. The borrowings under such margin arrangements and notes are secured by the equity securities of IOT, TCI, and ARL’s trading portfolio securities, and bear interest rates ranging from5.00% to 10.00% per annum.Stock-secured notes payable and margin borrowings were $24.3 million at September 30, 2013.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2013 (dollars in thousands):

Pillar
Related party payable,December 31, 2012	$(10,922)
Cash transfers	8,642
Advisory fees	(7,626)
Fees and commissions	(2,567)
Cost reimbursements	(2,644)
Interest Income	(240)
Net income fee	(222)
Expenses paid by Advisor	(1,405)
Financing (mortgage payments)	(494)
Sales/purchases transactions	9,048
Related party payable, September 30, 2013	$(8,430)

During the ordinary course of business, we have related party transactions that include, but are not limited to, rent income, interest income, interest expense, general and administrative costs, commissions, management fees and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses received/paid are shown on the face of the financial statements.

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2013 and 2012, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$6,081	$21,259	$-	$45	$97	$27,482
Property operating expenses	3,883	9,623	-	514	22	14,042
Depreciation and amortization	1,703	3,640	-	-	(39)	5,304
Mortgage and loan interest	1,467	5,414	-	1,653	2,189	10,723
Deferred borrowing costs	17	8	-	34	205	264
Loan charges and prepayment penalties	-	-	-	-	49	49
Interest income	-	-	-	-	3,778	3,778
Gain on land sales	-	-	-	598		598
Segment operating income (loss)	$(989)	$2,574	$-	$(1,558)	$1,449	$1,476
Capital expenditures	2,998	37	-	83	-	3,118
Real estate assets	151,231	509,768	-	209,788	-	870,787

Property Sales
Sales price	$-	$-	$-	$1,187	$-	$1,187
Cost of sale	-	(127)	-	589	-	462
Gain on sale	$-	$127	$-	$598	$-	$725

	Commercial
For the Three Months Ended September 30, 2012	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$7,416	$20,350	$-	$-	$5	$27,771
Property operating expenses	4,186	9,550	-	159	(1)	13,894
Depreciation and amortization	1,462	3,637	-	-	(66)	5,033
Mortgage and loan interest	1,099	6,336	-	1,604	1,923	10,962
Deferred borrowing costs	23	(629)	-	58	1	(547)
Loan charges and prepayment penalties	-	-	-	35	-	35
Interest income	-	-	-	-	2,280	2,280
Gain on land sales	-	-	-	2,898	-	2,898
Segment operating income (loss)	$646	$1,456	$-	$1,042	$428	$3,572
Capital expenditures	1,404	269	-	-	-	1,673
Real estate assets	166,696	558,519	-	218,580	-	943,795

Property Sales
Sales price	$3,000	$-	$-	$17,410	$-	$20,410
Cost of sale	2,331	84	-	15,127	-	17,542
Deferred current gain	-	-	-	615	-	615
Gain (loss) on sale	$669	$(84)	$-	$2,898	$-	$3,483

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	September 30,
	2013	2012
Segment operating income	$1,476	$3,572
Other non-segment items of income (expense)
General and administrative	(1,919)	(1,332)
Provision on impairment of notes receivable and real estate assets	(1,125)	-
Advisory fee to related party	(2,584)	(2,215)
Other income	64	1,192
Loss on sale of investments	(275)	-
Earnings from unconsolidated investees	69	134
Litigation settlement	(2,764)	(130)
Income tax expense	(95)	(204)
Net income (loss) from continuing operations	$(7,153)	$1,017

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2013	2012
Segment assets	$870,787	$943,795
Investments in unconsolidated investees	10,337	7,625
Notes and interest receivable	105,139	100,319
Other assets	79,113	81,851
Total assets	$1,065,376	$1,133,590

	Commercial
For the Nine Months Ended September 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$18,534	$62,709	$-	$101	$111	$81,455
Property operating expenses	10,966	27,364	-	1,240	31	39,601
Depreciation and amortization	4,848	10,896	-	-	(136)	15,608
Mortgage and loan interest	4,739	17,570	-	4,692	5,882	32,883
Deferred borrowing costs	60	3,261	-	131	248	3,700
Loan charges and prepayment penalies	-	7,182	-	-	229	7,411
Interest income	-	-	-	-	10,831	10,831
Gain on land sales	-	-	-	563	-	563
Segment operating income (loss)	$(2,079)	$(3,564)	$-	$(5,399)	$4,688	$(6,354)
Capital expenditures	6,050	283	-	364	-	6,697
Real estate assets	151,231	509,768	-	209,788	-	870,787

Property Sales
Sales price	$26,974	$50,122	$-	$3,437	$-	$80,533
Cost of sale	14,914	36,753	-	2,874	-	54,541
Gain on sale	$12,060	$13,369	$-	$563	$-	$25,992

	Commercial
For the Nine Months Ended September 30, 2012	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$22,340	$59,262	$-	$-	$81	$81,683
Property operating expenses	12,662	26,320	-	731	275	39,988
Depreciation and amortization	4,311	10,820	-	-	(204)	14,927
Mortgage and loan interest	4,214	20,477	-	4,783	5,965	35,439
Deferred borrowing costs	69	2,133	-	113	25	2,340
Loan charges and prepayment penalties	79	6,118	-	-	-	6,197
Interest income	-	-	-	-	10,342	10,342
Gain on land sales	-	-	-	6,615	-	6,615
Segment operating income (loss)	$1,005	$(6,606)	$-	$988	$4,362	$(251)
Capital expenditures	2,281	504	-	40	-	2,825
Real estate assets	166,696	558,519	-	218,580	-	943,795

Property Sales
Sales price	$9,825	$45,610	$3,369	$38,324	$-	$97,128
Cost of sale	9,645	40,067	252	32,324	-	82,288
Deferred current gain	-	-	-	615	-	615
Gain on sale	$180	$5,543	$3,117	$6,615	$-	$15,455

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended
	September 30,
	2013	2012
Segment operating loss	$(6,354)	$(251)
Other non-segment items of income (expense)
General and administrative	(6,181)	(5,105)
Provision on impairment of notes receivable and real estate assets	(1,926)	-
Advisory fee to related party	(7,625)	(7,573)
Other income	2,750	5,173
Loss on sale of investments	(283)	(361)
Earnings from unconsolidated investees	256	284
Litigation settlement	(2,752)	(135)
Income tax benefit	8,827	2,400
Loss from continuing operations	$(13,288)	$(5,568)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2013	2012
Segment assets	$870,787	$943,795
Investments in unconsolidated investees	10,337	7,625
Notes and interest receivable	105,139	100,319
Other assets	79,113	81,851
Total assets	$1,065,376	$1,133,590

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013.  Included in discontinued operations are a total of sixand twelveproperties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View), three commercial properties (225 Baronne, Amoco and Eton Square), and have one commercial property held for sale (Ergon).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue
Rental and other property revenues	$(8)	$2,412	$3,760	$10,840
Other income	-	(1,126)	20	(187)
	(8)	1,286	3,780	10,653
Expenses
Property operating expenses	154	1,946	1,913	7,438
Interest expense	4	(256)	892	1,719
Loan cost amortization	-	5	4	19
Loan fee expense	-	-	-	849
General and administrative	232	250	668	801
Depreciation and amortization	-	462	512	1,809
Earnings from unconsolidated investees	-	47	-	-
	390	2,454	3,989	12,635
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(398)	(1,168)	(209)	(1,982)
Gain on sale of discontinued operations	127	585	25,429	8,840
Income (loss) from discontinued operations	(271)	(583)	25,220	6,858
Income tax benefit (expense)	95	204	(8,827)	(2,400)
Net income (loss) from discontinued operations	$(176)	$(379)	$16,393	$4,458

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC which has a current outstanding balance of $23.4 million.

The Company’s investment in LK-Four Hickory, LLC at January 17, 2012 was sold and the Company has additional reserves for estimated potential amounts it could be liable for if various related parties are not able to meet their obligations to LK-Four Hickory, LLC.  The Company will continue to evaluate these potential estimates and also the likelihood of having to fund any of these and adjust their reserves accordingly.

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

Partnership Buyouts.    ARL is the limited partner in various partnerships related to the construction of residential properties. Aspermitted in the respectivepartnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion ofthese projects. The amounts paid to buyout the non-affiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

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

ART believes there were serious errors in the judge’s ruling and has filed an appeal of the judge’s ruling. ART further believes that should the Clapper Entities ultimately prevail that it has claims against a third party who was involved in this matter. These claims cannot be pursued until the main case with the Clapper Entitiesis ultimately resolved.

Should the Clapper Entities ultimately prevail, the only defendants in this matter are ART and ART Midwest, Inc., whose total assets and net worth as of December 31, 2011 were approximately $10.0 million. Neither the Company nor any of its subsidiaries have guaranteed or indemnified either ART or ART Midwest, Inc.

In January of 2012, the Company sold all of the issued and outstanding stock of ART for a $10.0 million note.  The note is fully reserved by the Company and valued at zero.  Subsequent to the sale, ART filed for Chapter 11 bankruptcy protection.

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

During the third quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

NOTE 11. EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260, “Earnings Per Share”.  The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period.  Shares issued during the period shall be weighted for the portion of the period that they were outstanding.  As of September 30, 2013, we have 3,353,954 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding.  These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

Of the outstanding 3,353,954 shares of Series A 10.0% cumulative convertible preferred stock, 300,000 shares are owned by ART Edina, Inc. and 600,000 shares are owned by ART Hotel Equities, Inc., both wholly owned subsidiaries of ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.  Realty Advisors, Inc., a related party, owns 2,451,435 shares of the outstanding shares and has accrued dividends unpaid of $13.3 million.

As of September 30, 2013, we issued 135,000 shares of Series K convertible preferred stock, which are outstanding.  These shares may be converted into common stock at the rate of five shares of common stock to one share of preferred stock based on the daily closing price of the common stock.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

As of September 30, 2013, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.  As of September 30, 2013, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 12. SUBSEQUENT EVENTS

On October 11, 2013, the Company refinanced the existing mortgage on 600 Las Colinas, a 510,173 square foot commercial building located in Irving, Texas, for a new mortgage of $41.0 million.  TCI paid off the existing mortgage of $31.0 million and $5.3 million in closing costs and escrows.  The note accrues interest at 5.31% and payments of interest and principal are due monthly based upon a 30-year amortization schedule, maturing on November 1, 2023.

On October 15, 2013, the Company recorded the transfer of ownership of Ergon, a 26,000 square foot commercial building, located in Jackson, Mississippi, and 7.95 acres of land known as the Jackson Capital City Center land, located in Jackson, Mississippi, to the existing lender for a settlement price of $3.7 million.  The proceeds of the sale were used to pay down stock secured loans with Armed Forces Bank.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets.  We are an active buyer and seller of real estate and during the nine months ended September 30, 2013, we sold $79.7 million of land and income-producing properties. As of September 30, 2013, we owned 8,353 units in 46 residential apartment communities and 11 commercial properties comprising approximately 2.6 million rentable square feet.  In addition, we owned 4,623 acres of land held for development which includes a 420-acre holiday resort project in Germany currently in development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties, and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents; leasing office, retail and industrial space to commercial tenants; and renting hotel rooms to guests.We have no employees.

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual Advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.

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

Allowance for Doubtful Accounts

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments.  Our segments consist of apartments, commercial buildings, hotels, land and other.  For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase.  The same property portfolio consists of properties that were held by us for the entire period for both years being compared.  The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared.  Developed properties in the lease-up phase consist of completed projects that are being leasedup.  As we complete each phase of the project, we lease-up that phase and include those revenues in our continuing operations.  Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio.  Income-producing properties that we have sold during the year are reclassified to discontinued operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for thethree and nine months ended September 30, 2013 and 2012  as included in Part I, Item 1. “Financial Statements”of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2013 and 2012, we owned or had interests in a portfolio of 57 and 62 income-producing properties, respectively. For discussion purposes, we broke this out between continuing operations and discontinued operations. The total property portfolio represents all income-producing properties held as of September 30 for the period presented. Discontinued operations represent properties that were held as of period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2013 for the periods presented.

	September 30,
	2013	2012
Continuing operations	56	56
Held for sale/subsequent sales	1	6
Total property portfolio	57	62

Comparison of the three months ended September 30, 2013 to the same period ended 2012

For the three months ended September 30, 2013, we reported a net loss applicable to common shares of $7 million or $0.62 per diluted earnings per share, as compared to a net loss applicable to common shares of $49,000 or $0.00 per diluted earnings per share for the same period ended 2012.

Revenues

Rental and other property revenues were $27.5 million for the three months ended September 30, 2013.  This represents a decrease of $0.3 million, as compared to the prior period revenues of $27.8 million.  The change, by segment, is an increase in the apartment portfolio of $0.9 million, a decrease in the commercial portfolio of $1.3 million and an increase in the land and other portfolios of $0.1 million.  Within the apartment portfolio, the increase is due primarily to increased rent revenues spread across various properties.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging nearly 94%.  Within our commercial portfolio, the same properties decreased by $1.3 million.  Within the land and other portfolio, the increase is due to oil and gas royalties.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Depreciation and amortization expenses were $5.3 million for the three months ended September 30, 2013. This represents an increase of $0.3 million, as compared to the prior period depreciation and amortization expenses of $5.0 million. The majority ofthis change is in the commercial portfolio related to an increase in tenant improvements and lease commissions.

General and administrative expenses were $1.9 million for the three months ended September 30, 2013.  This represents an increase of $0.6 million, as compared to the prior period expenses of $1.3 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

 Interest income was $3.8 million for the three months ended September 30, 2013. This represents an increase of $1.5 million, as compared to the prior period interest income of $2.3 million. The increase relates to an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $64,000 for the three months ended September 30, 2013. This represents a decrease of $1.1 million, as compared to the prior period other income of $1.2 million.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest was $10.7 million for the three months ended September 30, 2013. This represents a decrease of $0.2 million, as compared to the prior period interest expense of $10.9 million. This change, by segment, is a decrease in the apartment portfolio of $0.9 million, an increase in the commercial portfolio of $0.4 million and an increase in the land and other portfolios of $0.3 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.   Within the commercial portfolio, the same properties increased $0.4 million due to prior period adjustments.  The other portfolio increased primarily due to an adjustment of the related party obligation, resulting in additional interest expense owed in the current period.

Deferred borrowing costs amortization was $0.3 million for the three months ended September 30, 2013.  This represents an increase of $0.8 million as compared to the prior period.  The majority of the prior period amount resulted from an adjustment done on a refinance entry in the previous period.

Loss on the sale of investments was $0.3 million for the three months ended September 30, 2013.  This represents an increase of $0.3 million as compared to the prior period expense.  The loss relates to investments made in new apartment development projects that were never realized.

Litigation settlement expense was $2.8 million for the three months ended September 30, 2013.  This represents an increase of $2.7 million as compared to the prior period expense of $0.1 million.  The settlement expenses relate to guarantor settlements on various land parcels that were foreclosed upon in prior years.  In order to avoid future litigation and legal expenses, we settled and are making payment plans on the agreed upon deficiencies.

Gain on land sales decreased for the three months ended September 30, 2013 as compared to the prior period.  In the current period we sold 8.83 acres of land in one transaction for a sales price of $850,000 and recorded a gain of $0.3 million.  We also entered into an agreement for the settlement of the Palmer Lane land and received a discount for early payoff of the loan which resulted in an adjustment to gain on sale of $0.3 million.  In the prior period we sold 102.28 acres of land in seven separate transactions for an aggregate sales price of $16.1 million and recorded a gain of $2.9 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013.  Included in discontinued operations are a total of six and twelve properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View), three commercial properties (225 Baronne, Amoco and Eton Square), and have one commercial property held for sale (Ergon).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2013	2012
Revenue
Rental and other property revenues	$(8)	$2,412
Other income	-	(1,126)
	(8)	1,286
Expenses
Property operating expenses	154	1,946
Interest expense	4	(256)
Loan cost amortization	-	5
Loan fee expense	-	-
General and administrative	232	250
Depreciation and amortization	-	462
Earnings from unconsolidated investees	-	47
	390	2,454
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(398)	(1,168)
Gain on sale of discontinued operations	127	585
Loss from discontinued operations	(271)	(583)
Income tax benefit	95	204
Net loss from discontinued operations	$(176)	$(379)

Comparison of the nine months ended September 30, 2013 to the same period ended 2012

For the nine months ended September 30, 2013, we reported a net income applicable to common shares of $0.5 million or $0.04 per diluted earnings per share, as compared to a net loss applicable to common shares of $2.9 million or $0.25 per diluted earnings per share for the same period ended 2012.

Revenues

Rental and other property revenues were $81.4 million for the nine months ended September 30, 2013.  This represents a decrease of $0.3 million, as compared to the prior period revenues of $81.7 million.  The change, by segment, is an increase in the apartment portfolio of $3.4 million, a decrease in the commercial portfolio of $3.8 million and an increase in the land and other portfolios of $0.1 million.  Within the apartment portfolio, the increase is due primarily to increased rent revenues spread across various properties.  Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging nearly 94%.  Within our commercial portfolio, the same properties decreased by $3.8 million.  Within the land and other portfolio, the increase is due to oil and gas royalties and parking revenue.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $39.6 million for the nine months ended September 30, 2013. This represents a decrease of $0.4 million, as compared to the prior period operating expenses of $40.0 million. This change, by segment, is an increase in the apartment portfolio of $1.0 million, a decrease in the commercial portfolio of $1.7 million, an increase in the land portfolio of $0.5 million, and a decrease in the other portfolio of $0.2 million.  Within the apartment portfolio, there was an increase of $0.8 million in the same properties and an increase of $0.2 million in the development properties due to an increase in real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased by $1.7 million due to real estate tax refunds from protests and litigations for several properties and lease commissions that were expensed in the prior period and adjusted to capitalize according to the lease terms in the current period.  Within the land portfolio, the majority of the increase was related to higher real estate taxes.  The other portfolio decreased from consulting fees incurred in the prior period.

Depreciation and amortization expenses were $15.6 million for the nine months ended September 30, 2013. This represents an increase of $0.7 million, as compared to the prior period depreciation and amortization expenses of $14.9 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements and lease commissions.

General and administrative expenses were $6.2 million for the nine months ended September 30, 2013.  This represents an increase of $1.1 million, as compared to the prior period expenses of $5.1 million.  The majority of the increase is related to professional services and an increase in our cost reimbursements due to our Advisor.

Other income (expense)

Interest income was $10.8 million for the nine months ended September 30, 2013. This represents an increase of $0.5 million, as compared to the prior period interest income of $10.3 million. The increase relates to an agreement made on January 1, 2013, where the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12.0%.

Other income was $2.8 million for the nine months ended September 30, 2013. This represents a decrease of $2.4 million, as compared to the prior period other income of $5.2 million.  The current year income relates to the reduction of our estimated potential legal contingencies.  The prior year income relates to the agreement between UHF and TCI for consulting services related to the development of apartment projects.  There were no development projects in progress during the current period.

Mortgage and loan interest was $32.9 million for the nine months ended September 30, 2013. This represents a decrease of $2.6 million, as compared to the prior period interest expense of $35.5 million. This change, by segment, is a decrease in the apartment portfolio of $2.9 million, an increase in the commercial portfolio of $0.5 million, and a decrease in the land and other portfolios of $0.2 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  Within the commercial portfolio, the same properties increased by $0.5 million due to prior period adjustments.  The other portfolio decreased primarily due to the reduction of the related party obligation, resulting in less interest expense owed in the current period.

Deferred borrowing costs amortization was $3.7 million for the nine months ended September 30, 2013.  This represents an increase of $1.4 million as compared to the prior period expense of $2.3 million.  The majority of the increase is in the same-store apartment portfolio due to the higher loan deferred borrowing costs written off upon the refinance into a new mortgage note in the current period than in the prior period.

Loan charges and prepayment penalties were $7.4 million for the nine months ended September 30, 2013.  This represents an increase of $1.2 million, as compared to the prior period expense of $6.2 million.  The majority of the increase is in the same-store apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes.  There were more refinances completed in the current period than in the prior period.

Gain (loss) on land sales decreased for the nine months ended September 30, 2013 as compared to the prior period. In the current period we sold 37.23 acres of land in four separate transactions for an aggregate sales price of $3.1 million and recorded a gain of $0.3 million.  We also entered into an agreement for the settlement of the Palmer Lane land and received a discount for early payoff of the loan which resulted in an adjustment to gain on sale of $0.3 million.  In the prior period, we sold 684.58 acres of land in 16 separate transactions for an aggregate sales price of $35.1 million and recorded a gain of $6.6 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2013.  Included in discontinued operations are a total of six and twelve properties as of 2013 and 2012, respectively.  Properties sold in 2013 have been reclassified to discontinued operations for current and prior year reporting periods.In 2013, we sold two apartment complexes (Laguna Vista and Verandas at City View), three commercial properties (225 Baronne, Amoco and Eton Square), and have one commercial property held for sale (Ergon).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2013	2012
Revenue
Rental and other property revenues	$3,760	$10,840
Other income	20	(187)
	3,780	10,653
Expenses
Property operating expenses	1,913	7,438
Interest expense	892	1,719
Loan cost amortization	4	19
Loan fee expense	-	849
General and administrative	668	801
Depreciation and amortization	512	1,809
	3,989	12,635
Loss from discontinued operations before gains on sale of real estate, taxes, and fees	(209)	(1,982)
Gain on sale of discontinued operations	25,429	8,840
Income from discontinued operations	25,220	6,858
Income tax expense	(8,827)	(2,400)
Net income from discontinued operations	$16,393	$4,458

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2013	2012	Variance

Net cash used in operating activities	$(12,934)	$(31,630)	$18,696
Net cash provided by investing activities	$71,061	$75,235	$(4,174)
Net cash used in financing activities	$(65,843)	$(57,180)	$(8,663)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary sourceof cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  We used less cash to pay down related party payables and other payables than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   In the current period, we received lessproceeds from notes receivable, and we also spent less on the acquisition of land for development.In the prior period, we spent more on the construction and development of new properties.

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

Tax Matters

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2013 and a loss in 2012 and 2011, therefore, it recorded no provision for income taxes.

At September 30, 2013, ARL had a net deferred tax asset of $111.5 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by Realty Advisors Management, Inc.  As a result, ARL joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2013, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$113,471	4.29%	$1,135
Total decrease in ARL’s annual net income			1,135
Per share			$0.10

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock.This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the third quarter of 2013:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at June 30, 2013			986,750	263,250
July 31, 2013	-	$-	986,750	263,250
August 31, 2013	-	$-	986,750	263,250
September 30, 2013	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

10.1
Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, Inc., dated April30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2011).

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
_______________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2013	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)