Form 10-K
period 2013-12-31
AMERICAN REALTY INVESTORS INC
filed 2014-03-31
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes  ☐    No   ☒
The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $10,136,570 based upon a total of 2,019,237 shares held as of June 30, 2013 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.
As of March 31, 2014, there were 11,525,389 shares of common stock outstanding.

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

ARL’s Board of Directors is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOT.  The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOT.  The officers of ARL also serve as officers of TCI, IOT and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc. (“RAMI”), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

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

On January 1, 2012, the Company’s subsidiary, TCI, entered into a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   This development agreement was terminated December 31, 2013.  The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

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

At December 31, 2013, our income-producing properties consisted of:

•  10 commercial properties consisting of six office buildings, one industrial warehouse, and three retail properties comprising in aggregate approximately 2.6 million square feet;

•37 residential apartment communities totaling 6,398 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2013:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alaska	-	-	1	20,715
Arkansas	4	678	-	-
Colorado	-	-	-	-
Florida	-	-	1	6,722
Illinois	-	-	1	306,609
Kansas	1	320	-	-
Louisiana-New Orleans	-	-	1	512,593
Louisiana-Other	2	384	-	-
Mississippi	7	568	-	-
Ohio	1	200	-	-
Tennessee	2	312	-	-
Texas-Greater Dallas-Ft Worth	12	2,122	5	1,651,660
Texas-Greater Houston	2	416	-	-
Texas-San Antonio	2	468	-	-
Texas-Temple	1	232	-	-
Texas-Other	3	698	-	-
Wisconsin	-	-	1	122,205
Total	37	6,398	10	2,620,504

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

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At December 31, 2013, we had no apartment projects in development.  The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2013, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

		Date(s)			Primary
Property	Location	Acquired	Acres	Cost	Intended Use

Meloy Portage	Kent, OH	2004	53	$4,050	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	112	13,931	Mixed use
Mercer Crossing	Dallas, TX	1996-2013	456	66,243	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,547	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2008	97	16,661	Single-family residential
Waco Multi-Tracts	Waco, TX	2005-2006	173	1,072	Single-family residential
Windmill Farms (1)	Kaufman County, TX	2006	2,900	43,711	Single-family residential
Other Land Holdings	Various	1990-2008	382	16,483	Various
Total Land Holdings			4,198	$164,698

(1) Windmill Farms Land was acquired by a subsidiary of ARL in 2006 and subsequently sold to TCI in 2011.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2013 are discussed below:

On January 8, 2013, TCI sold 14.52 acres of land known as Southwood located in Tallahassee, Florida, at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

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

On January 28, 2013, TCI sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas, for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.   A gain of $6.2 million was recorded on the sale.

On February 12, 2013, the construction loan in the amount of $17.0 million that was taken out on May 13, 2010, to fund the development of Toulon apartments, a 240-unit complex located in Gautier, Mississippi, closed into permanent financing.  The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

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

On March 14, 2013, TCI sold 13.90 acres of land known as Sheffield located in Grand Prairie, Texas, to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  A nominal loss was recorded on the sale of the property.

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

On April 8, 2013, TCI recorded the transfer of ownership of Eton Square, a 225,566 square foot commercial building, located in Tulsa, Oklahoma, to the existing lender for satisfaction of the current mortgage note.  There was a negotiated deficiency between the value of the property and the outstanding mortgage, resulting in a promissory note for $2.0 million provided by the seller.  The promissory note is reduced by $1.0 million if timely payments are made in accordance with the note. The investment in the entity that owns this commercial building was previously sold on May 18, 2010, to TX Highland RS Corp, a related party, for a sales price of $13.7 million.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the property was transferred to the existing lender and sales proceeds were credited against the outstanding debt.  A nominal gain was recorded on the sale.

On April 12, 2013, TCI was granted full title to 0.23 acres of land known as Minivest, located in Dallas, Texas, by an order of judgment.  TCI paid real estate taxes and has been maintaining the property for the years 1993-2007.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a Guarantor Settlement and Consent Agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to TCI’s continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of $11.9 million. In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million promissory note payable to the lender which is secured by an unrecorded confession of judgment and a collateral pledge to such lender of 135,000 shares of Series K convertible preferred stock of ARL issued on the same date to TCI. Such promissory note requires regular monthly payments, is pre-payable, and matures on March 5, 2015.  The issuance of the $5.0 million promissory note and collateral to the lender resolved all claims of the lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014, but before March 1, 2015, $2.5 million will be forgiven and collateral returned to the Company and the judgment released.  On February 12, 2014, the Company exercised the first prepayment option date on the settlement with Petra CRE CDO relating to the Amoco Building.  Per the agreement, the Company paid $1.2 million to settle all obligations and the remaining balance of the note and accrued interest of $3.5 million was forgiven.

On May 9, 2013, TCI sold 225 Baronne, a 422,037 square foot building, located in New Orleans, Louisiana, for a sales price of $1.5 million to an independent third party.  Proceeds of sale were used to pay down a related party payable. A nominal gain was recorded on the sale.

On June 7, 2013, TCI sold a 206-unit apartment complex known as Laguna Vista, located in Farmers Branch, Texas, for a sale price of $24.8 million to an independent third party.  A gain was recorded on sale of $6.1 million.

On June 26, 2013, TCI refinanced the existing mortgage on Dorado Ranch apartments, a 224-unit complex located in Dallas, Texas, for a new mortgage of $16.6 million. TCI paid off the existing mortgage of $16.2 million and $1.4 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013, TCI refinanced the existing mortgage on Legends of El Paso apartments, a 240-unit complex located in El Paso, Texas, for a new mortgage of $16.0 million. TCI paid off the existing mortgage of $15.2 million and $1.2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013, TCI refinanced the existing mortgage on Vistas of Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19.0 million. TCI paid off the existing mortgage of $18.6 million and $2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on June 26, 2053.

On July 26, 2013, the Company and various parties entered into a settlement agreement with Far East National Bank (“FENB”) related to a deficiency claim on three hotels in Fresno, California that were foreclosed upon by FENB in July 2011.  In the settlement agreement, the Company is required to pay FENB $3.7 million to resolve and settle in full and without exception the dispute filed against them.  The settlement agreement calls for thirty-seven equal monthly payments of $100,000.  The settlement amount is secured by an accommodation pledge of shares of Series A cumulative convertible preferred stock in the Company with a liquidation value of $10.0 million, owned by RAI, the owner of more than a majority of the common stock of the Company.  We have also agreed to indemnify RAI for any loss it may incur as a result of the accommodation pledge of the preferred stock.

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

On October 11, 2013, TCI refinanced the existing mortgage on 600 Las Colinas, a 510,841 square foot commercial building located in Irving, TX, for a new mortgage of $41 million.  TCI paid off the existing mortgage of $31.0 million and $5.3 million in closing costs and escrows.  The note accrues interest at 5.31% and payments of principal and interest are due monthly based upon a 30-year amortization schedule, maturing on November 1, 2023.

On October 15, 2013, TCI recorded the transfer of ownership of a 26,000 square foot commercial building known as the Ergon building and 7.95 acres of land known as Jackson Capital City land, located in Jackson, Mississippi, to the existing lender for a settlement price of $10.4 million. The buyer assumed a $6.6 million note and the remaining sales proceeds were used to pay down a stock secured loan with Armed Forces Bank.

On October 30, 2013 ART Hawthorne, Inc and EQK Holdings Inc. transferred their Class B Limited Partner interest in Hawthorn Lakes Associates, Ltd, a partnership that owns the 344,975 square foot Expo Building called the Denver Merchandise Mart, back to the general partner, Woodhaven-Hawthorn, Inc., in exchange for a $1,070,000 promissory note.  Additionally, EQK will transfer its rights to certain indebtedness owed to the partnership.  The note will mature on October 1, 2019, and will accrue interest at 5.5% after year two.

In October of 2013 and during the three months thereafter, the majority of the 420 acre site, of which half is water area, on the former naval base of Olpenitz between the mouth of the River Schlei and the Baltic Sea in the state of Schleswig-Holstein in North Germany was sold to various third party owners.  Due to mismanagement by the third party developer hired to run the project, the ownership entity was forced to file for insolvency and the Company worked in cooperation with the insolvency manager in order to secure the future of our investment and the development project.  The Company no longer has any financial responsibility for the obligations of the creditors related to the project and has claims filed for loans relating to our investment in the project.  Due to the questionable collectability of these loans from the proceeds of the project, the Company has taken a write off for the balance of the unreserved, potential exposure of $5.3 million in the project.  There is pending litigation against the third party developer and legal counsel.

On December 20, 2013, TCI sold nine residential apartment complexes to an independent third party for the sales price of $189.6 million.  The properties included in the sale were Dorado Ranch, a 224 unit apartment complex located in Odessa, Texas, Huntington Ridge, a 198 unit apartment complex located in Desoto, Texas, Legends of El Paso, a 240 unit apartment complex located in El Paso, Texas, Mariposa Villas, a 216 unit apartment complex located in Dallas, Texas, Paramount Terrace, a 181 unit apartment complex located in Amarillo, Texas, River Oaks, a 180 unit apartment complex located in Wylie, Texas, Savoy of Garland, a 144 unit apartment complex located in Garland, Texas, Stonebridge at City Park, a 240 unit apartment complex located in Houston, Texas and Vistas of Pinnacle Park, a 332 unit apartment complex located in Dallas, Texas.  The buyer assumed the combined debt of $115.1 million secured by the properties.  A combined gain of $73.5 million was recorded on the sale.

On December 30, 2013, TCI and IOT paid off the Mercer/Travelers land and the Lamar land loans according to the Settlement and Release Agreement and a Loan Purchase Agreement executed on June 7, 2013.  According to the terms of the agreement, TCI and IOT purchased, at a discount, the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, for $29,635,211. The agreement also included the purchase of an obligation, known as the Lamar land loan, by a subsidiary of TCI, from BDF for $1,864,789, which was not discounted. The total settlement price of the agreement for the two loans was $31,500,000.  The result of this agreement was a jointly recognized gain of $7.5 million for the discount received.  Prior to the loan payoffs, TCI and IOT incurred extension fees of $1.08 million.
.
On December 30, 2013, RAI, a related party, obtained a $20.0 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that TCI has sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent TCI feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to its continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2013, we have expended $1.2 million related to the development or predevelopment of various apartment projects.

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

We had total indebtedness at December 31, 2013 of approximately $659.0 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

On December 31, 2013, our portfolio consisted of 47 income producing properties consisting of 37 apartments totaling 6,398 units, ten commercial properties consisting of six office buildings, one industrial warehouse, and three retail centers.  In addition, we own or control 4,198 acres of improved and unimproved land held for future development or sale. The average annual dollar per square foot is $11.00 for the Company’s residential apartment portfolio and $10.77 for the commercial portfolio. The table below shows information relating to those properties.

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	95.80%
Blue Lake Villas I	Waxahachie, TX	186	94.10%
Blue Lake Villas II	Waxahachie, TX	70	94.30%
Blue Ridge	Midland, TX	290	99.00%
Breakwater Bay	Beaumont, TX	176	93.80%
Bridgewood Ranch	Kaufman, TX	106	97.20%
Capitol Hill	Little Rock, AR	156	94.90%
Curtis Moore Estates	Greenwood, MS	104	93.30%
Dakota Arms	Lubbock, TX	208	94.70%
David Jordan Phase II	Greenwood, MS	32	96.90%
David Jordan Phase III	Greenwood, MS	40	97.50%
Desoto Ranch	DeSoto, TX	248	94.40%
Falcon Lakes	Arlington, TX	248	96.00%
Heather Creek	Mesquite, TX	200	98.50%
Lake Forest	Houston, TX	240	95.00%
Lodge at Pecan Creek	Denton, TX	192	95.30%
Mansions of Mansfield	Mansfield, TX	208	96.60%
Mission Oaks	San Antonio, TX	228	91.70%
Monticello Estate	Monticello, AR	32	96.90%
Northside on Travis	Sherman, TX	200	96.00%
Parc at Clarksville	Clarksville, TN	168	97.00%
Parc at Denham Springs	Denham Springs, LA	224	94.20%
Parc at Maumelle	Little Rock, AR	240	92.10%
Parc at Metro Center	Nashville, TN	144	98.60%
Parc at Rogers	Rogers, AR	250	97.20%
Preserve at Pecan Creek	Denton, TX	192	96.40%
Riverwalk Phase I	Greenville, MS	32	96.90%
Riverwalk Phase II	Greenville, MS	72	95.80%
Sonoma Court	Rockwall, TX	124	96.80%
Sugar Mill	Baton Rouge, LA	160	96.90%
Toulon	Gautier, MS	240	95.80%
Treehouse	Irving, TX	160	95.00%
Vistas of Vance Jackson	San Antonio, TX	240	96.30%
Whispering Pines	Topeka, KS	320	91.90%
Windsong	Fort Worth, TX	188	95.70%
	Total Apartment Units	5,966

Apartments Subject to Sales Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	94.50%
	Total Apartments Subject to Sale	200

Apartments Held for Sale	Location	Units	Occupancy
Pecan Pointe	Temple, TX	232	94.40%
	Total Apartments Held for Sale	232

	Total Apartments /Average Occupancy rate	6,398	95.61%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	511,755	69.09%
1010 Common	New Orleans, LA	512,593	47.01%
Browning Place (Park West I)	Farmers Branch, TX	625,264	56.10%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Sesame Square	Anchorage, AK	20,715	88.89%
Stanford Center	Dallas, TX	334,024	66.67%
	Total Office Buildings	2,007,163

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	71.43%
Cross County Mall	Matoon, IL	306,609	60.00%
Fruitland Plaza	Fruitland Park, FL	6,722	0.00%
	Total Retail Centers	435,536

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses Subject to Sales Contract	177,805

	Total Commercial	2,620,504

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2014	244,377	$ 3,046,714	$ 12.47	9.3%	14.9%
2015	67,612	855,356	$ 12.65	2.6%	4.2%
2016	425,558	3,629,531	$ 8.53	16.2%	17.8%
2017	82,571	2,159,227	$ 26.15	3.2%	10.6%
2018	243,298	2,578,236	$ 10.60	9.3%	12.6%
2019	208,703	3,487,785	$ 16.71	8.0%	17.1%
2020	61,413	1,254,043	$ 20.42	2.3%	6.2%
2021	6,444	121,904	$ 18.92	0.2%	0.6%
2022	32,586	749,478	$ 23.00	1.2%	3.7%
Thereafter	182,242	2,506,739	$ 13.76	7.0%	12.3%
Total	1,554,804	$ 20,389,013		59.3%	100%

(1)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2013 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Cooks Lane	Forth Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Gautier	Gautier, MS	40.06
GNB	Farmers Branch, TX	45.00
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Hunter Equities	Dallas, TX	2.56
Kelly Lot	Farmers Branch, TX	0.75
Lacy Longhorn	Farmers Branch, TX	5.08
LaDue	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna (Carr)	Farmers Branch, TX	2.60
Manhanttan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	34.05
McKinney Ranch	McKinney,TX	77.70
Meloy/Portage	Kent, OH	52.95
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Seminary West	Fort Worth, TX	3.02
Sugar Mill Land	Baton Rouge, LA	2.90
Summer Breeze	Odessa, TX	5.98
Texas Plaza	Irving, TX	10.33
Travelers	Farmers Branch, TX	193.17
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
US Virgin Islands	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Waco 151	Waco,TX	151.40
Waco Swanson	Waco, TX	21.58
Walker	Dallas County, TX	82.59
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,900.00
	Total Land/Development	3,986.34

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	19.71
Luna Ventures	Farmers Branch, TX	26.74
Mansfield	Mansfield, TX	21.89
Pioneer Crossing	Austin, TX	17.28
Senlac	Farmers Branch, TX	11.94
Stanley Tools	Farmers Branch, TX	23.76
Whorton	Bentonville, AR	79.70
	Total Land Subject to Sales Contract	211.61
	Total Land	4,197.95

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

DISPOSED OF ENTITIES:

ART and ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”).  The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties.  Through the years, a number of rulings, both for and against American Realty Trust, Inc. (“ART”) and ART Midwest, Inc., were issued.  In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest.  The ruling was against ART and ART Midwest, Inc., but no other entity.  During February 2014, the court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre and post-judgment interest thereon.  ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

In 2005, ART filed suit against a major national law firm over the initial transaction.  That action has been abated, while the principle case with the Clapper Parties was pending, but it is likely that the action against the law firm will now continue in the near future.  The only defendants in the litigation involving the Clapper Parties are ART and ART Midwest, Inc., which, together, had total assets and net worth, as of December 31, 2012, of approximately $10 million.  In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million.  At December 31, 2012, the Company fully reserved and valued such note at zero.

Subsequent to the sale of the ART stock in January 2012, ART instituted a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.  In March 2014, the bankruptcy court dismissed the proceeding.

Management of the Company believes that the Company has no liability for any ultimate judgment in the proceeding involving the Clapper Parties; however, Management of the Company has serious reservations about the current collectability of the $10 million note and, accordingly, continues to maintain a full reservation of the value of such note at zero.

Port Olpenitz

ARL, through a foreign subsidiary, was involved in developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany.  Disputes with the local partner related to his mismanagement of the project resulted in his being replaced as the managing partner which was followed by a filing for bankruptcy protection in Germany to completely remove him from the project.   An insolvency manager was placed in control of the project in order to protect the creditors and as of December 31, 2013, had sold the vast majority of assets (almost all land) of the project.   The Company no longer has any financial responsibility for the obligations of the creditors related to the project and has claims filed for loans relating to our investment in the project.  Due to the questionable collectability of these loans from the proceeds of the project, the Company has written off the unreserved balance of $5.3 million in the project.  As of December 13, 2013, ARL had filed two lawsuits in Germany to recover funds invested in the project. The lawsuits are against: 1) the former German partner and his company, and 2) against the law firm in Hamburg originally hired to protect ARL’s investment in the project. At this time it is unknown how much can be recovered or how successful the litigation will be.

Dynex Capital, Inc.

On February 13, 2013, the Court of Appeals, Fifth District of Texas at Dallas (the “Fifth Court of Appeals”) rendered an opinion involving TCI in Case No. 05-04-01358-CV styled Basic Capital Management, Inc., American Realty Trust, Inc., Transcontinental Realty Investors, Inc., Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. v. Dynex Commercial, Inc. and Dynex Capital, Inc.  The case was on appeal from the 68th Judicial District Court of Dallas County, Texas, had previously been appealed to the Fifth Court of Appeals and further appealed to the Supreme Court of the State of Texas which had remanded the instant case back to the Fifth Court of Appeals to address certain issues.  The case had its origin with Dynex Commercial making loans to Continental Poydras Corp., Continental Common, Inc. and Continental Baronne, Inc. (subsidiaries of Continental Mortgage & Equity Trust (“CMET”), an entity which merged into TCI in 1999 after the original suit was filed).  Under the original loan commitment, $160,000,000 in loans were to be made to the entities.  The loans were conditioned on the execution of a commitment between Dynex Commercial and Basic Capital Management, Inc. (“Basic”).

            An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to ART and damages of $960,646.28 in “increased costs” and $11,161,520 for “lost opportunity’ damages in favor of TCI and its subsidiaries (a total of $12,122,166.28).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARL’s common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2013		2012
	High	Low	High	Low
First Quarter	$4.18	$2.71	$2.29	$1.26
Second Quarter	$6.69	$3.52	$3.35	$1.51
Third Quarter	$6.49	$3.40	$3.96	$1.66
Fourth Quarter	$6.60	$4.50	$3.55	$2.60

On March 15, 2014, the closing market price of ARL’s common stock on the NYSE $9.72 per share, and was held by approximately 2,427 stockholders of record.

 ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2013, 2012 or 2011. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2013, 3,353,954 shares of Series A Preferred Stock were outstanding.  Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly-owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $0.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. At March 15, 2014, no shares of Series D Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 15, 2014, no Series E Preferred Stock was outstanding.   As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 15, 2014.

There are 135,000 shares of Series K Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $22.00 per share.  The Series K Preferred Stock may be converted at the rate of five shares of ARL common stock for every one share of preferred stock based on the daily closing price of the common stock.  At December 31, 2013, 135,000 shares of Series K preferred Stock were outstanding, all held by Petra CRE CDO.  Dividends are not paid on the shares owned by Petra CRE CDO.

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

The following table sets forth information regarding purchases made by ARL of shares of ARL common stock on a monthly basis during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2013			986,750	263,250
October 31, 2013		$-	986,750	263,250
November 30, 2013		$-	986,750	263,250
December 31, 2013		$-	986,750	263,250
Total	-

ITEM 6.        SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$89,636	$90,086	$80,075	$77,663	$87,159
Total operating expenses	102,052	79,428	126,472	138,506	136,737
Operating income (loss)	(12,416)	10,658	(46,397)	(60,843)	(49,578)
Total other expenses	(37,198)	(21,903)	(32,005)	(32,201)	(41,230)
Loss before gain on land sales, non-controlling interest, and taxes	(49,614)	(11,245)	(78,402)	(93,044)	(90,808)
Gain (loss) on land sales	(455)	5,475	34,247	(10,103)	11,605
Income tax benefit (expense)	40,049	(329)	13,100	(1,067)	(1,210)
Net loss from continuing operations	(10,020)	(6,099)	(31,055)	(104,214)	(80,413)
Net income (loss) from discontinuing operations	61,744	(612)	24,328	(1,981)	(2,246)
Net income (loss)	51,724	(6,711)	(6,727)	(106,195)	(82,659)
Net (income) loss attributable to non-controlling interest	(10,448)	1,126	7,017	11,448	12,518
Net income (loss) attributable to American Realty Investors, Inc.	41,276	(5,585)	290	(94,747)	(70,141)
Preferred dividend requirement	(2,452)	(2,452)	(2,456)	(2,488)	(2,488)
Net income (loss) applicable to common shares	$38,824	$(8,037)	$(2,166)	$(97,235)	$(72,629)

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(1.99)	$(0.65)	$(2.30)	$(8.31)	$(6.11)
Income (loss) from discontinued operations	5.36	(0.05)	2.11	(0.17)	(0.20)
Net income (loss) applicable to common shares	$3.37	$(0.70)	$(0.19)	$(8.48)	$(6.31)
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,517,431	11,463,084	11,514,038

Earnings per share - diluted
Loss from continuing operations	$(1.99)	$(0.65)	$(2.30)	$(8.31)	$(6.11)
Income (loss) from discontinued operations	5.36	(0.05)	2.11	(0.17)	(0.20)
Net income (loss) applicable to common shares	$3.37	$(0.70)	$(0.19)	$(8.48)	$(6.31)
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	11,517,431	11,463,084	11,514,038

BALANCE SHEET DATA
Real estate, net	$700,294	$930,433	$1,026,630	$1,332,585	$1,581,521
Notes and interest receivable, net	136,815	103,469	101,540	88,614	83,144
Total assets	943,322	1,135,345	1,235,471	1,557,275	1,806,054
Notes and interest payables	659,042	869,857	940,863	1,251,781	1,418,929
Shareholders' equity	134,861	85,104	95,257	106,265	211,349
Book value per share	$11.70	$7.38	$8.27	$9.27	$18.36

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2013 sold $280.6 million of land and income producing properties.  As of December 31, 2013, we owned 6,398 units in 37 residential apartment communities, ten commercial properties comprising approximately 2.6 million rentable square feet.  In addition, we own 4,198 acres of land held for development.  The Company currently owns income-producing properties and land in eleven states as well as in the U.S. Virgin Islands.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 34 and 45 multifamily residential properties located throughout the United States at December 31, 2013 and December 31, 2012, respectively, ranging from 32 units to 332 units.  Assets totaling $345,188,000 and $505,071,000 at December 31, 2013 and 2012, respectively,  are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.  Assets totaling $16,427,000 and $18,077,000 at December 31, 2013 and 2012, respectively,  are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments. Our segments consist of apartments, commercial buildings, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties, and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased-up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continued operations. Once a developed property becomes leased-up (80% or more) and is held the entire period for both years under comparison, it is considered to be included in the same property portfolio. Income producing properties that we have sold during the year are reclassified to discontinuing operations for all periods presented.  The other segment consists of revenue and operating expenses related to the notes receivable and corporate entities.

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2013, 2012, and 2011 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2013, 2012, and 2011, we owned or had interests in a portfolio of 47, 62, and 68 income producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in subsequent years. Continuing operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2013 for the year presented. The table below shows the number of income producing properties held by year.

	2013	2012	2011

Continued operations	46	46	46
Sales subsequent to year end	1	16	22
Total property portfolio	47	62	68

Comparison of the year ended December 31, 2013 to the same period ended 2012:

For the twelve months ended December 31, 2013, we reported a net income applicable to common shares of $38.8 million or $3.37 per diluted earnings per share, as compared to a net loss applicable to common shares of $8.0 million or $0.7 per diluted earnings per share for the same period ended 2012. The current year net income applicable to common shares of $38.8 million includes loss on land sales of $0.5 million, $19.0 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $61.7 million, as compared to the prior year net loss applicable to common shares of $8.0 million, which includes gain on land sales of $5.5 million, $2.3 million of provisions on the impairment of notes receivable and real estate assets, and net loss from discontinued operations of $0.6 million.

Revenues

Rental and other property revenues were $89.6 million for the twelve months ended December 31, 2013. This represents a decrease of $0.5 million, as compared to the prior year revenues of $90.1 million. This change, by segment, is an increase in the apartment portfolio of $3.4 million, offset by a decrease in the commercial portfolio of $3.9 million.  Within the apartment portfolio, there was an increase of $1.7 million in the developed properties in the lease-up phase and an increase of $1.7 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%. Within the commercial portfolio, the same properties decreased by $3.9 million related to some larger square-foot tenants down-sizing or moving out.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $43.6 million for the twelve months ended December 31, 2013.  This represents a decrease of $0.9 million, as compared to the prior year operating expenses of $44.5 million.  This change, by segment, is an increase in the apartment portfolio of $1.5 million, an increase in the land and other portfolios of $0.4 million, offset by a decrease in the commercial portfolio of $2.8 million.  Within the apartment portfolio, there was an increase of $1.4 million in the same properties and an increase of $0.1 million in the development properties due to real estate taxes for several properties in the current period.  Within the commercial portfolio, the same properties decreased $2.8 million due to real estate tax refunds from protests and litigations for several properties and lease commissions that were expensed in the prior period and adjusted to capitalize according to the lease terms in the current period.

Depreciation expense was $17.3 million for the twelve months ended December 31, 2013. This represents an increase of $1.1 million, as compared to the prior year expense of $16.2 million. This change, by segment, is an increase in the apartment portfolio of $0.1 million, an increase in the commercial portfolio of $.9 million and an increase in the other portfolio of $0.1 million.The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $7.9 million for the twelve months ended December 31, 2013. This represents an increase of $1.8 million as compared to the prior year expenses of $6.1 million. The majority of the increase is related to professional services and an increase in costs reimbursements to our Advisor.

The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $19.0 million for the period ended December 31, 2013.  This was an increase of $16.7 million as compared to the prior year expense of $2.3 million.  In the current year, impairment was recorded as an additional loss in the commercial portfolio of $9.6 million, the land portfolio of $7.5 million and the remaining $1.9 million was related to provisions for losses taken on our notes receivable.  A recent appraisal done during the refinance of an office building in Dallas, Texas resulted in a fair value lower than book basis.  The impairment in our land portfolio was due to a potential sale of land at a value lower than book basis as well as disposal of another property due to bankruptcy.  In the prior period, the $2.3 million in impairment reserves were related to our land holdings. A prior year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and an appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.

Net income fee was $4.1 million for the twelve months ended December 31, 2013.  This represents an increase of $3.9 million, as compared to the prior year net income fee of $0.2 million.  The net income fee paid to Pillar is calculated at 7.5% of net income.

Other income (expense)

Interest income was $19.4 million for the twelve months ended December 31, 2013. This represents an increase of $4.8 million, as compared to the prior year income of $14.6 million. This increase was due to an agreement made on January 1, 2013, whereby the Company extended the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for an early termination of the preferred interest rate.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12%.

Other income was $10.2 million for the twelve months ended December 31, 2013. This represents an increase of $2.4 million as compared to the prior year income of $7.8 million. The increase primarily relates to the Mercer/Travelers Land note payoff.  Per the terms of the agreement, the note was paid off at a discounted rate and $7.5 million was recognized as a gain.  There was also $2.5 million recognized from the reduction of the Piccadilly obligation with Far East National Bank.  In the prior year, the Company recorded the fee per the development agreement between UHF and TCI for consulting services related to the development of apartment projects.

Mortgage and loan interest expense was $38.1 million for the twelve months ended December 31, 2013. This represents a decrease of $2.0 million, as compared to the prior year expense of $40.1 million. This change by segment, is a decrease in the apartment portfolio of $2.7 million, a decrease in the land portfolio of $0.5 million, offset by an increase in the commercial portfolio of $0.6 million and an increase in the other portfolio of $0.6 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  Within the other portfolio, the majority of the decrease is due to a decrease in the interest paid to our Advisor.  The decrease in the land portfolio was due to land sales.

Deferred borrowing costs amortization was $3.0 million for the twelve months ended December 31, 2013. This represents an increase of $2.3 million as compared to the prior year expense of $0.7 million. This increase is mainly due to the higher loan deferred borrowing costs in the same store properties of the apartment portfolio that were written off in the current period upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $5.6 million for the twelve months ended December 31, 2013. This represents an increase of $2.0 million, as compared to the prior year expense of $3.6 million. The majority of the increase is due to the $1.1 million in extension fees paid relating to the Mercer/Travelers Land note payoff.  The same store apartment portfolio increased as well due to the prepayment penalties from the refinancing of several existing mortgage notes. There were more refinances completed in the current period than in the prior period.  The current year refinances resulted in annual interest rate savings of $3.7 million and the prior year refinances resulted in annual interest rate savings of $3.4 million

Litigation settlement expense was $20.3 million for the twelve months ended December 31, 2013. This represents an increase of $20.1 million as compared to the prior year expense of $0.2 million. The majority of this increase relates to guarantor settlements on various real estate assets that were foreclosed upon in prior years. In order to avoid future litigation and legal expenses, we settled and are making payment plans on the agreed upon deficiencies.

Gain on land sales decreased in the current year. In the current year, we sold 45.2 acres of land in 4 separate transactions for an aggregate sales price of $14.0 million and recorded a loss of $0.5 million. The average sales price was $309,268 per acre. We also entered into an agreement for the settlement of the Palmer Lane land and received a discount for early payoff of the loan which resulted in an adjustment to gain on sale of $0.3 million.  In the prior year, we sold 705.84 acres of land in 20 separate transactions for an aggregate sales price of $40.3 million and recorded a gain of $5.5 million. The average sales price was $57,163 per acre

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end.  Included in discontinued operations are a total of 16 and 22 income-producing properties as of 2013 and 2012, respectively.  In 2013 we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park), four commercial properties (225 Baronne, Amoco, Ergon and Eton Square) and had one apartment complex held for sale (Pecan Pointe).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas),  three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn).  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold were also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues:
Rental and other property revenues	$26,036	$35,352
	26,036	35,352
Expenses:
Property operating expenses	12,200	18,842
Depreciation	4,231	6,363
General and administrative	951	1,210
Provision on impairment of notes receivable and real estate assets	-	2,400
Total operating expenses	$17,382	$28,815

Other income/(expense):
Other income	29	14
Mortgage and loan interest	(6,139)	(10,866)
Deferred borrowing costs amortization	(3,009)	(1,790)
Loan charges and prepayment penalties	(3,245)	(3,471)
Litigation settlement	(250)	(250)
Total other expenses	(12,614)	(16,363)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,960)	(9,826)
Gain on sale of real estate from discontinued operations	98,951	8,885
Income (loss) from discontinued operations	$94,991	$(941)
Income tax benefit (expense)	(33,247)	329
Income (loss) from discontinued operations	$61,744	$(612)

Comparison of the year ended December 31, 2012 to the same period ended 2011:

For the twelve months ended December 31, 2012, we reported a net loss applicable to common shares of $8.0 million or $0.7 per diluted earnings per share, as compared to a net loss applicable to common shares of $2.2 million or $0.19 per diluted earnings per share for the same period ended 2011. The 2012 net loss applicable to common shares of $8.0 million includes gain on land sales of $5.5 million, $2.3 million of provisions on the impairment of notes receivable and real estate assets, and net loss from discontinued operations of $0.6 million, as compared to the 2011 net loss applicable to common shares of $2.2 million, which includes gain on land sales of $34.2 million, $42.4 million of provisions on the impairment of notes receivable and real estate assets, and net loss from discontinued operations of $24.3 million.

Revenues

Rental and other property revenues were $90.1 million for the twelve months ended December 31, 2012. This represents an increase of $10.0 million as compared to the prior year revenues of $80.1 million. This change, by segment, is an increase in the apartment portfolio of $7.8 million, an increase in the commercial portfolio of $2.6 million, offset by a decrease in the land and other portfolios of $0.4 million.Within the apartment portfolio, there was an increase of $6.1 million in the developed properties as the properties completed lease up and achieved stabilized operations.  Our existing commercial portfolio increased by $2.6 million in the same store properties. This increase is due to a lease termination fee from a settlement agreement with a commercial tenant.  We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Depreciation expense was $16.2 million for the twelve months ended December 31, 2012. This represents an increase of $2.5 million as compared to the prior year depreciation expense of $13.7 million. This change, by segment, is an increase in our apartment portfolio of $1.3 million and an increase in the commercial portfolio of $1.3 million, offset by a decrease in our other portfolio of $0.1 million. Within the apartment portfolio, the same properties increased by $0.2 million and the developed properties increased by $1.1 million as the buildings became substantially complete and depreciation began. Within the commercial portfolio, there was an increase of $1.3 million for the same store properties.

General and administrative expenses were $6.1 million for the twelve months ended December 31, 2012. This represents a decrease of $7.1 million as compared to the prior year expense of $13.2 million. The majority of the reduction is related to land and corporate expenses due to a decrease in administrative expense and professional services.

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $2.3 million for the twelve months ended December 31, 2012. This was a decrease of $40.1 million as compared to the prior year expense of $42.4 million. In 2012, the $2.3 million in impairment reserves were related to our land holdings. A current year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and a recent appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million. In the prior period, impairment was recorded as an additional loss in the investment portfolio of $5.2 million in the apartment properties we currently hold, $2.4 million in land parcels we currently hold, $24.4 million in land that was sold subsequent to the prior period, $0.4 million in impairment on our investments in joint ventures and a $10.0 million reserve related to the assets held by American Realty Trust, Inc. at December 31, 2011. Of the impairment reserves taken in the prior period, $20.0 million was related to the land holdings that were part of an overall strategic debt restructuring plan resulting in the disposal of the land for less than the market value, $10.0 million was related to a seller financed note whose recovery is questionable, $6.8 million was related to a third party sales contract that was executed during the prior period for less than the carrying value, $5.2 million was related to the underperformance of property using a valuation analysis based upon a multiple of earnings and $0.4 million was related to various investment in joint ventures that were determined to have a questionable recovery of our investment.

Advisory fees were $10.2 million for the twelve months ended December 31, 2012. This represents a decrease of $3.0 million as compared to the prior year advisory fees of $13.2 million. This decrease is due to the sales of land and income-producing properties in 2012.

Other income (expense)

Interest income was $14.6 million for the twelve months ended December 31, 2012. This represents an increase of $3.7 million as compared to the prior year income of $10.9 million. The majority of the increase is due to the cash received on the cash flow notes from UHF. The residential apartments generated more surplus cash in 2012 than in the prior period, resulting in a larger recognition of previously unrecognized interest income. Prior to January 1, 2012, accrued interest was recognized to the extent cash was received and to the extent the cash received exceeded the interest owed for the current period, prior unrecognized interest was earned.

Other income was $7.8 million for the twelve months ended December 31, 2012. This represents an increase of $5.1 million as compared to the prior year income of $2.7 million. The majority of the increase relates to the development agreement between UHF and TCI for consulting services related to the development of apartment projects, offset by miscellaneous revenue received by TCI in the prior year.

Mortgage and loan interest expense was $40.1 million for the twelve months ended December 31, 2012. This represents a decrease of $3.1 million as compared to the prior year expense of $43.2 million. This change, by segment, is an increase in the apartment portfolio of $0.9 million, offset by a decrease in the commercial portfolio of $1.3 million, and a decrease in the land and other portfolios of $2.7 million. Within the apartment portfolio, the same apartment portfolio decreased $1.6 million due to lower refinance rates and the developed properties increased $2.5 million due to the newly constructed residential apartments. Once an apartment building is substantially complete, the interest expense is no longer capitalized. The decrease of $1.3 million in the commercial portfolio was attributable to the same properties.  The land portfolio decrease was due to land sales.

Loan charges and prepayment penalties were $3.6 million for the twelve months ended December 31, 2012. This represents an increase of $3.2 million, as compared to the prior year expense of $0.4 million. The majority of the increase is in the same store apartment portfolio due to the prepayment penalties from the refinancing of several existing mortgage notes. There were more refinances completed in the current period than in the prior period.  The refinances during 2012 resulted in annual interest rate savings of $3.4 million and the prior year refinances resulted in annual interest rate savings of $1.1 million.

Gain on land sales decreased for the twelve months ended December 31, 2012, as compared to the prior period. In 2012, we sold 705.84 acres of land in 20 separate transactions for an aggregate sales price of $40.3 million and recorded a gain of $5.5 million. The average sales price was $57,163 per acre. In the prior year, we sold 7,821.97 acres of land in 46 separate transactions for an aggregate sales price of $249.5 million and recorded a gain of $34.2 million. The average sales price was $31,896 per acre.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end.  Included in discontinued operations are a total of 22 and 42 income-producing properties as of 2012 and 2011, respectively.  The prior periods’ discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2013.  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn).  In 2011, we sold two apartment complexes (Spyglass and Westwood), 12 commercial properties (Addison Hanger I, Addison Hanger II, Alpenloan, Cooley Building, Fenton Center, One Hickory, Parkway North, Signature, Teleport Blvd, Two Hickory, Westgrove Air Plaza and Willowbrook Village), four hotels (Piccadilly Airport, Piccadilly Chateau, Piccadilly Shaw and Piccadilly University), 13 acres of land with a storage warehouse (Eagle Crest), and one trade show and exhibit hall (Denver Merchandise Mart).   In addition, in 2011 we recognized the deferred gains on the sales of two apartment complexes (Bridges on Kinsey and Longfellow Arms), and four commercial properties (2010 Valley View, Cullman Shopping Center, Kmart Cary and Parkway Centre) that were sold in prior years in accordance with the requirements per ASC Topic 360-20 “Property, Plant, and Equipment—Real Estate Sales”.  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold were also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2012	2011
Revenues:
Rental and other property revenues	$35,352	$63,273
	35,352	63,273
Expenses:
Property operating expenses	18,842	38,025
Depreciation	6,363	10,589
General and administrative	1,210	2,203
Provision on impairment of notes receivable and real estate assets	2,400	7,618
Total operating expenses	$28,815	$58,435

Other income/(expense):
Other income (expense)	14	(24)
Mortgage and loan interest	(10,866)	(22,103)
Deferred borrowing costs amortization	(1,790)	(921)
Loan charges and prepayment penalties	(3,471)	(1,269)
Litigation settlement	(250)	-
Total other expenses	(16,363)	(24,317)

Loss from discontinued operations before gain on sale of real estate and taxes	(9,826)	(19,479)
Gain on sale of real estate from discontinued operations	8,885	56,907
Income (loss) from discontinued operations	$(941)	$37,428
Income tax benefit (expense)	329	(13,100)
Income (loss) from discontinued operations	$(612)	$24,328

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing debt; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2013, along with cash that will be generated in 2014 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

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

	2013	2012	Variance

Net cash used in operating activities	$(42,162)	$(26,853)	$(15,309)
Net cash provided by investing activities	$251,777	$73,824	$177,953
Net cash used in financing activities	$(206,577)	$(53,884)	$(152,693)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs.  Our primary source of cash from operating activities is from rental income on properties.  We used more cash to pay down related party payables than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.  In the current period, we sold 11 residential apartment buildings and 4 commercial buildings providing over $259.1 million of sales proceeds along with 45.2 acres of land sales which provided over $14.8 million in sales proceeds.  The majority of the sales proceeds were used to cover the loan obligations.  We continue to make capital improvements on our existing properties and primarily tenant improvements on our commercial properties during 2013.

Our primary sources of cash from financing activities are from proceeds on notes payables.  Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  Proceeds from notes payable associated with new loans and refinances provided $203.9 million, an increase of $60.5 million from the prior period.  We used $18.2 million to make recurring note payments and $390.9 million for maturing notes, including payoffs required on sold properties.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per Generally Accepted Accounting Principles, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2013 are shown in the table below (dollars in thousands):

	Total	2014	2015	2016-2018	Thereafter
Long-term debt obligation(1)	$1,026,370	$177,718	$63,240	$136,647	$648,765
Capital lease obligation	-	-	-	-	-
Operating lease obligation	32,028	525	531	1,626	29,346
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the Registrant's	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$1,058,398	$178,243	$63,771	$138,273	$678,111

(1) ARL's long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2013, our $655.6 million debt portfolio consisted of approximately $570.2 million of fixed-rate debt and approximately $85.4 million of variable-rate debt with interest rates ranging from 1.0% to 12.5%. Our overall weighted average interest rate at December 31, 2013 and 2012 was 5.81% and 5.09%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2014 than they did during 2013, ARL’s interest expense would increase and net income would decrease by $.9 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2013. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Assets
Market securities at fair value	$-	$-	$-	$-	$-	$-	$-
Note Receivable
Variable interest rate - fair value
Instrument's maturities	-	-	-	-	-	-	-
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value	$-	$-	$-	$-	$-	$-	$130,129
Instrument's maturities	3,180	24,044	20,387	10,297	-	72,221	130,129
Instrument's amortization	-	-	-	-	-	-	-
Interest	12,608	12,524	10,403	8,860	8,599	119,954	172,948
Average Rate	9.82%	10.01%	9.73%	10.71%	11.88%	11.86%

	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable
Variable interest rate - fair value	$-	$-	$-	$-	$-	$-	$85,413
Instrument's maturities	58,977	281	17,506	-	-	3,793	80,557
Instrument's amortization	908	1,825	1,773	149	159	42	4,856
Interest	2,056	1,497	1,362	275	265	64	5,519
Average Rate	5.86%	6.14%	6.11%	6.75%	6.75%	6.75%

Fixed interest rate - fair value	$-	$-	$-	$-	$-	$-	$570,212
Instrument's maturities	81,092	28,789	46,684	-	-	44,548	201,113
Instrument's amortization	10,427	9,284	7,298	6,108	5,914	330,068	369,099
Interest	24,258	21,564	17,635	15,881	15,639	270,249	365,226
Average Rate	5.17%	6.94%	5.35%	4.84%	4.80%	4.40%

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and
Stockholders of American Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Richardson, Texas
March 31, 2014

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$799,698	$1,031,632
Real estate held for sale at cost, net of depreciation ($2,390 in 2013 and $4,393 in 2012 )	16,427	17,040
Real estate subject to sales contracts at cost, net of depreciation ($1,949 in 2013 and $15,948 in 2012)	27,598	42,286
Less accumulated depreciation	(143,429)	(160,525)
Total real estate	700,294	930,433
Notes and interest receivable
Performing (including $145,754 in 2013 and $114,275 in 2012 from related parties)	153,275	120,998
Non-performing	3,140	4,175
Less allowance for estimated losses (including $15,809 in 2013 and $18,962 in 2012 from related parties)	(19,600)	(21,704)
Total notes and interest receivable	136,815	103,469
Cash and cash equivalents	16,437	13,399
Restricted cash	32,929	34,518
Investments in unconsolidated subsidiaries and investees	3,789	8,168
Receivable from related party	14,086	-
Other assets	38,972	45,358
Total assets	$943,322	$1,135,345

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$618,930	$794,966
Notes related to assets held for sale	17,100	18,915
Notes related to assets subject to sales contracts	23,012	55,976
Payable to related parties	-	10,922
Deferred revenue (including $74,303 in 2013 and $71,303 in 2012 from sales to related parties)	76,148	73,148
Accounts payable and other liabilities (including $15,394 in 2013 and $13,553 in 2012 to related parties)	73,271	96,314
	808,461	1,050,241

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2013 and 2012 (liquidation preference $10 per share), including 900,000 shares in 2013 and 2012 held by subsidiaries. Series K: $2.00 par value, authorized, issued and outstanding 135,000 and 0 shares in 2013 and 2012, respectively (liquidation preference $22 per share), held by TCI (consolidated)	4,908	4,908
Common stock, $.01 par value, authorized 100,000,000 shares; issued 11,941,174 and outstanding 11,525,389 shares in 2013 and in 2012	115	115
Treasury stock at cost; 415,785 shares in 2013 and 2012 and 229,214 shares held by TCI (consolidated) as of 2013 and 2012	(6,395)	(6,395)
Paid-in capital	102,974	105,700
Retained earnings	(11,795)	(53,071)
Accumulated other comprehensive loss	-	(786)
Total American Realty Investors, Inc. shareholders' equity	89,807	50,471
Non-controlling interest	45,054	34,633
Total equity	134,861	85,104
Total liabilities and equity	$943,322	$1,135,345

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except share and per share amounts)
Revenues:
Rental and other property revenues (including $670, $587 and $223 for the year ended 2013, 2012 and 2011, respectively, from related parties)	$89,636	$90,086	$80,075

Expenses:
Property operating expenses (including $804, $985 and $998 for the year ended 2013, 2012 and 2011, respectively, from related parties)	43,597	44,484	43,959
Depreciation	17,286	16,201	13,668
General and administrative (including $3,646, $3,539 and $4,264 for the year ended 2013, 2012 and 2011, respectively, from related parties)	7,934	6,051	13,157
Provision on impairment of notes receivable and real estate assets	18,980	2,330	42,409
Net income fee to related party	4,089	180	54
Advisory fee to related party	10,166	10,182	13,225
Total operating expenses	102,052	79,428	126,472
Operating income (loss)	(12,416)	10,658	(46,397)

Other income (expense):
Interest income (including $19,110, $14,182 and $10,122 for the year ended 2013, 2012 and 2011, respectively, from related parties)	19,445	14,612	10,948
Other income (including $0, $6 and $0 for the year ended 2013, 2012 and 2011, respectively, from related parties)	10,179	7,763	2,684
Mortgage and loan interest (including $3,927, $3,692 and $2,190 for the year ended 2013, 2012 and 2011, respectively, from related parties)	(38,101)	(40,095)	(43,247)
Deferred borrowing costs amortization	(2,959)	(688)	(1,896)
Loan charges and prepayment penalties	(5,557)	(3,574)	(439)
Gain (loss) on the sale of investments	(283)	(118)	91
Earnings from unconsolidated subsidiaries and investees	391	372	79
Litigation settlement	(20,313)	(175)	(225)
Total other expenses	(37,198)	(21,903)	(32,005)
Loss before gain (loss) on land sales, non-controlling interest, and taxes	(49,614)	(11,245)	(78,402)
Gain (loss) on land sales	(455)	5,475	34,247
Loss from continuing operations before tax	(50,069)	(5,770)	(44,155)
Income tax benefit (expense)	40,049	(329)	13,100
Net loss from continuing operations	(10,020)	(6,099)	(31,055)
Discontinued operations:
Loss from discontinued operations	(3,960)	(9,826)	(19,479)
Gain on sale of real estate from discontinued operations	98,951	8,885	56,907
Income tax benefit (expense) from discontinued operations	(33,247)	329	(13,100)
Net income (loss) from discontinued operations	61,744	(612)	24,328
Net income (loss)	51,724	(6,711)	(6,727)
Net (income) loss attributable to non-controlling interests	(10,448)	1,126	7,017
Net income (loss) attributable to American Realty Investors, Inc.	41,276	(5,585)	290
Preferred dividend requirement	(2,452)	(2,452)	(2,456)
Net income (loss) applicable to common shares	$38,824	$(8,037)	$(2,166)

Earnings per share - basic
Loss from continuing operations	$(1.99)	$(0.65)	$(2.30)
Income (loss) from discontinued operations	5.36	(0.05)	2.11
Net income (loss) applicable to common shares	$3.37	$(0.70)	$(0.19)

Earnings per share - diluted
Loss from continuing operations	$(1.99)	$(0.65)	$(2.30)
Income (loss) from discontinued operations	5.36	(0.05)	2.11
Net income (loss) applicable to common shares	$3.37	$(0.70)	$(0.19)

Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,517,431
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	11,517,431

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(20,468)	$(4,973)	$(24,038)
Income (loss) from discontinued operations	61,744	(612)	24,328
Net income (loss)	$41,276	$(5,585)	$290

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2013
(dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2010	$106,265	$(130,713)	$4,979	11,874,138	$114	$(6,333)	$110,419	$(47,776)	$(786)	$45,648
Net income (loss)	(6,727)	(6,727)	-	-	-	-	-	290	-	(7,017)
Acquisition of non-controlling interest	(195)	-	-	-	-	-	(145)	-	-	(50)
Distribution to non-controlling interests	(808)	-	-	-	-	-	(325)	-	-	(483)
Sale of controlling interest	(791)	-	-	-	-	-	(2,206)	-	-	1,415
Repurchase of treasury stock	(62)	-	-	-	-	(62)	-	-	-	-
Conversion of preferred stock into common stock	31	-	(71)	67,036	1	-	101	-	-	-
Series A preferred stock cash dividend ($1.00 per share)	(2,456)	-	-	-	-	-	(2,456)	-	-	-
Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513
Net loss	(6,711)	(6,711)	-	-	-	-	-	(5,585)	-	(1,126)
Acquisition of non-controlling interest	(523)	-	-	-	-	-	1,660	-	-	(2,183)
Distribution to non-controlling interests	(338)	-	-	-	-	-	(330)	-	-	(8)
Sale of controlling interest	1,339	-	-	-	-	-	-	-	-	1,339
Sale of non-controlling interests	(1,468)	-	-	-	-	-	1,434	-	-	(2,902)
Series A preferred stock cash dividend ($1.00 per share)	(2,452)	-	-	-	-	-	(2,452)	-	-	-
Balance, December 31, 2012	$85,104	$(144,151)	$4,908	11,941,174	$115	$(6,395)	$105,700	$(53,071)	$(786)	$34,633
Net income	51,724	51,724	-	-	-	-	-	41,276	-	10,448
Acquisition of non-controlling interest	-	-	-	-	-	-	-	-	-	-
Distribution to non-controlling interests	(345)	-	-	-	-	-	(330)	-	-	(15)
Sale of controlling interest	56	-	-	-	-	-	56	-	-	-
Sale of non-controlling interests	774	(786)	-	-	-	-	-	-	786	(12)
Series A preferred stock cash dividend ($1.00 per share)	(2,452)	-	-	-	-	-	(2,452)	-	-	-
Balance, December 31, 2013	$134,861	$(93,213)	$4,908	11,941,174	$115	$(6,395)	$102,974	$(11,795)	$-	$45,054

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$51,724	$(6,711)	$(6,727)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
(Gain) loss on sale of land	455	(5,475)	(34,247)
Gain on sale of income producing properties	(98,951)	(8,885)	(56,907)
Depreciation and amortization	21,518	22,563	24,255
Provision on impairment of notes receivable and real estate assets	18,980	4,730	50,027
Amortization of deferred borrowing costs	1,442	2,478	2,816
Earnings from unconsolidated subsidiaries and investees	(391)	(372)	(80)
(Increase) decrease in assets:
Accrued interest receivable	(12,895)	(6,117)	(8,663)
Other assets	(2,242)	(5,854)	181
Prepaid expense	(1,722)	(351)	2,321
Escrow	3,532	2,216	21,594
Earnest money	(535)	235	1,414
Rent receivables	3,807	(286)	7,253
Increase (decrease) in liabilities:
Accrued interest payable	(5,116)	(8,467)	2,202
Related party payables	(25,008)	623	(1,924)
Other liabilities	3,240	(17,180)	20,038
Net cash provided by (used in) operating activities	(42,162)	(26,853)	23,553

Cash Flow From Investing Activities:
Proceeds from notes receivables	2,855	16,055	18,621
Originations of notes receivables	(21,202)	(10,189)	(21,921)
Acquisition of land held for development	(83)	(8,503)	-
Proceeds from sales of income producing properties	259,115	42,874	38,883
Proceeds from sale of land	14,806	39,766	21,698
Proceeds from sale of investments	-	132	-
Investment in unconsolidated real estate entities	4,770	2,654	581
Improvement of land held for development	(399)	(184)	(2,995)
Improvement of income producing properties	(7,681)	(2,507)	(4,191)
Investment in marketable securities	-	-	-
Acquisition of non-controlling interest	(75)	(355)	(195)
Sale of non-controlling interest	774	(1,468)	-
Sale of controlling interest	50	1,339	961
Construction and development of new properties	(1,153)	(5,790)	(47,317)
Net cash provided by investing activities	251,777	73,824	4,125

Cash Flow From Financing Activities:
Proceeds from notes payable	203,885	143,449	156,821
Recurring amortization of principal on notes payable	(18,232)	(23,022)	(19,052)
Payments on maturing notes payable	(390,941)	(167,771)	(155,893)
Deferred financing costs	1,837	(3,750)	(887)
Stock-secured borrowings	(411)	-	2,291
Distributions to non-controlling interests	(263)	(338)	(808)
Preferred stock dividends - Series A	(2,452)	(2,452)	(2,456)
Repurchase/sale of treasury stock	-	-	(62)
Issuance of common stock	-	-	30
Conversion of preferred stock into common stock	-	-	1
Net cash used in financing activities	(206,577)	(53,884)	(20,015)

Net increase (decrease) in cash and cash equivalents	3,038	(6,913)	7,663
Cash and cash equivalents, beginning of period	13,399	20,312	12,649
Cash and cash equivalents, end of period	$16,437	$13,399	$20,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,240	$48,606	$62,609

Schedule of noncash investing and financing activities:
Note receivable received from affiliate	$-	$9,279	$20,387

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31,

	2013	2012	2011
	(dollars in thousands)

Net income (loss)	$51,724	$(6,711)	$(6,727)
Other comprehensive loss
Unrealized income (loss) on foreign currency translation	786	-	-
Unrealized loss on investment securities	-	-	-
Total other comprehensive loss	786	-	-
Comprehensive income (loss)	52,510	(6,711)	(6,727)
Comprehensive income (loss) attributable to non-controlling interest	(10,448)	1,126	7,017
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$42,062	$(5,585)	$290

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

Certain balances for 2011 and 2012 have been reclassified to conform to the 2013 presentation.

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

ARL’s Board of Directors is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOT.  The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOT.  The officers of ARL also serve as officers of TCI, IOT and Pillar.

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is Realty Advisors Management, Inc. (“RAMI”), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

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

On January 1, 2012, the Company’s subsidiary, TCI, entered into a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   This development agreement was terminated December 31, 2013.  The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies, and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2013, we owned 47 residential apartment communities comprising of 6,398 units, ten commercial properties comprising an aggregate of approximately 2.6 million square feet, and an investment in 4,198 acres of undeveloped and partially developed land.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 34 and 45 multifamily residential properties located throughout the United States at December 31, 2013 and December 31, 2012, respectively, ranging from 32 units to 332 units. Assets totaling $345,188,000 and $505,071,000 at December 31, 2013 and 2012, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company. Assets totaling $16,427,000 and $18,077,000 at December 31, 2013 and 2012, respectively, are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Cash equivalents.    For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.  Restricted cash consists of cash reserved primarily for specific uses such as insurance, property taxes and replacement reserves.

Concentration of credit risk.   The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC).  At December 31, 2013 and 2012, the Company maintained balances in excess of the insured amount.

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

Income taxes.   The Company is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, the Company filed an annual consolidated income tax return with TCI and IOT and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, the Company and the rest of the ARL group joined the RAMI consolidated group for tax purposes.  The income tax expense (benefit) for the 2011 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent accounting pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.       REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2013	2012

Apartments	$436,109	$611,404
Commercial properties	214,486	225,958
Land held for development	149,103	194,270
Real estate held for sale	18,817	21,433
Real estate subject to sales contract	29,547	58,234
Total real estate, at cost, less impairment	848,062	1,111,299
Less accumulated deprecation	(147,768)	(180,866)
Total real estate, net of depreciation	$700,294	$930,433

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

Provision for Impairment Losses

The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $19.0 million for the period ended December 31, 2013.  This was an increase of $16.7 million as compared to the prior year expense of $2.3 million.  In the current year, impairment was recorded as an additional loss in the commercial portfolio of $9.6 million, the land portfolio of $7.5 million and the remaining $1.9 million was related to provisions for losses taken on our notes receivable.  A recent appraisal done during the refinance of an office building in Dallas, Texas resulted in a fair value lower than book basis.  The impairment in our land portfolio was due to a potential sale of land at a value lower than book basis as well as disposal of another property due to bankruptcy.

In the prior period, the $2.3 million in impairment reserves was related to our land holdings.  A prior year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and an appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.

Fair Value Measurement

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets. The Company is required to assess the fair value of its consolidated real estate assets with indicators of impairment. The value of impaired real estate assets is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flow of each asset, as well as the income capitalization approach, which considers prevailing market capitalization rates, analyses of recent comparable sales transactions, information from actual sales negotiations and bona fide purchase offers received from third parties.  The methods used to measure fair value may produce an amount that may not be indicative of net realizable value or reflective of future values.  Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

			Fair Value Measurements Using (dollars in thousands):
December 31, 2013	Fair Value		Level 1	Level 2		Level 3

Land	$4,899	$	---	$4,899	$	---
Commercial	$26,194	$	---	$26,194	$	---

Land with a carrying amount of $6,529,768 was written down to its fair value of $4,899,468 resulting in an impairment charge of $1,630,300 in 2013.  Level 2 inputs used to determine the fair values above included third party appraisals and the method taking the debt balance on the collateralized acres plus the book value of the uncollateralized acres.

A commercial building with a carrying amount of $35,794,331 was written down to its fair value of $26,194,331 resulting in an impairment charge of $9,600,000 in 2013.  The Level 2 input used to determine the fair value above was a third party appraisal.

			Fair Value Measurements Using (dollars in thousands):
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

			Fair Value Measurements Using (dollars in thousands):
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

Commercial properties with a carrying amount of $20,427,936 were written down to their fair value of $11,933,620 resulting in an impairment charge of $8,494,316 in 2011.  Level 2 observable inputs used to determine the fair value includes bona fide purchase offers.

The following is a brief description of the more significant property sales in 2013:

On January 8, 2013, TCI sold 14.52 acres of land known as Southwood located in Tallahassee, Florida, at a foreclosure auction to an independent third party for $0.5 million.  This land parcel was previously sold on December 31, 2012, to One Realco Corporation, a related party, for a sales price of $0.6 million.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on January 8, 2013, when the property was sold to a third party and sales proceeds were credited against the outstanding debt.  There was no gain or loss on the land parcel sale.

On January 28, 2013, TCI sold a 314–unit apartment complex known as Verandas at City View located in Fort Worth, Texas, for a sales price of $25.3 million to an independent third party.  The buyer assumed the existing debt of $18.2 million secured by the property.  A gain of $6.2 million was recorded on the sale.

On March 14, 2013, TCI sold 13.90 acres of land known as Sheffield located in Grand Prairie, Texas, to an independent third party for a sales price of $2.3 million.  The proceeds from the sale were used to pay off the multi-tract collateral debt, secured by the property.  A nominal loss was recorded on the sale of the property.

On April 8, 2013, TCI recorded the transfer of ownership of Eton Square, a 225,566 square foot commercial building, located in Tulsa, Oklahoma, to the existing lender for satisfaction of the current mortgage note.  There was a negotiated deficiency between the value of the property and the outstanding mortgage, resulting in a promissory note for $2.0 million provided by the seller.  The promissory note is reduced by $1.0 million if timely payments are made in accordance with the note. The investment in the entity that owns this commercial building was previously sold on May 18, 2010, to TX Highland RS Corp, a related party, for a sales price of $13.7 million.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  A sale to an independent third party, that met the requirements of ASC 360-20, took place on April 8, 2013, when the property was transferred to the existing lender and sales proceeds were credited against the outstanding debt.  A nominal gain was recorded on the sale.

On April 12, 2013, TCI was granted full title to 0.2341 acres of land known as Minivest, located in Dallas, Texas, by an order of judgment.  TCI paid real estate taxes and has been maintaining the property for the years 1993-2007.

On February 2, 2012, TCI and its subsidiary, 1340 Poydras, LLC, executed a Guarantor Settlement and Consent Agreement with the lender for the Amoco building, Petra CRE CDO 2007-1, Ltd (“Petra”) to transfer ownership of the Amoco building to a new entity, 1340 Owner, LLC, which is affiliated with the existing lender, Petra.  Petra and its affiliate are independent third parties.  TCI deferred the recognition of the sale in accordance with ASC 360-20 due to TCI’s continuing involvement related to the obligations under the note and guaranty agreements and the re-acquisition option.  As of May 7, 2013, TCI and Petra settled the obligations set forth under the note and guaranty and terminated the re-acquisition option.  TCI recorded the sale to the independent third party and recognized a gain of $11.9 million. In connection with the settlement of certain litigation which had been pending in the U. S. District Court, Eastern District of Louisiana, among Petra, TCI, and a subsidiary, on May 7, 2013, TCI issued a $5.0 million promissory note payable to the lender which is secured by an unrecorded confession of judgment and a collateral pledge to such lender of 135,000 shares of Series K convertible preferred stock of ARL issued on the same date to TCI. Such promissory note requires regular monthly payments, is pre-payable, and matures on March 5, 2015.  The issuance of the $5.0 million promissory note and collateral to the lender resolved all claims of the lender against TCI including deficiency claims under a mortgage covering certain real property located in New Orleans, Louisiana.  The note has prepayment provisions whereby if it is paid off by March 1, 2014, the balance of $3.5 million is forgiven and if paid off after March 1, 2014, but before March 1, 2015, $2.5 million will be forgiven and collateral returned to the Company and the judgment released.  On February 12, 2014, TCI exercised the first prepayment option date on the settlement with Petra CRE CDO relating to the Amoco Building.  Per the agreement, TCI paid $1.2 million to settle all obligations and the remaining balance of the note and accrued interest of $3.5 million was forgiven.

On May 9, 2013, TCI sold 225 Baronne, a 422,037 square foot building, located in New Orleans, Louisiana, for a sales price of $1.5 million to an independent third party.  Proceeds of sale were used to pay down a related party payable. A nominal gain was recorded on the sale.

On June 7, 2013, TCI sold a 206-unit apartment complex known as Laguna Vista, located in Farmers Branch, Texas, for a sale price of $24.8 million to an independent third party. A gain was recorded on the sale of $6.1 million.

On September 6, 2013, the Company sold 8.83 acres of land known as Elm Fork Ranch located in Carrollton, Texas for a sales price of $850,000 to an independent third party. The proceeds from the sale were used to pay off the remaining mortgage that was secured by the property. We recorded a gain of $0.2 million on the land sale.

On October 15, 2013, TCI recorded the transfer of ownership of a 26,000 square foot commercial building known as the Ergon building and 7.95 acres of land known as Jackson Capital City land, located in Jackson, Mississippi, to the existing lender for a settlement price of $10.4 million. The buyer assumed a $6.6 million note and the remaining sales proceeds were used to pay down a stock secured loan with Armed Forces Bank.

On October 30, 2013, ART Hawthorne, Inc and EQK Holdings Inc. transferred their Class B Limited Partner interest in Hawthorn Lakes Associates, Ltd, a partnership that owns the 344,975 square foot Expo Building called the Denver Merchandise Mart, back to the general partner, Woodhaven-Hawthorn, Inc., in exchange for a $1,070,000 promissory note.  Additionally, EQK will transfer its rights to certain indebtedness owed to the partnership.  The note will mature on October 1, 2019, and will accrue interest at 5.5% after year two.

On December 20, 2013, TCI sold nine residential apartment complexes to an independent third party for the sales price of $189.6 million.  The properties included in the sale were Dorado Ranch, a 224 unit apartment complex located in Odessa, Texas, Huntington Ridge, a 198 unit apartment complex located in Desoto, Texas, Legends of El Paso, a 240 unit apartment complex located in El Paso, Texas, Mariposa Villas, a 216 unit apartment complex located in Dallas, Texas, Paramount Terrace, a 181 unit apartment complex located in Amarillo, Texas, River Oaks, a 180 unit apartment complex located in Wylie, Texas, Savoy of Garland, a 144 unit apartment complex located in Garland, Texas, Stonebridge at City Park, a 240 unit apartment complex located in Houston, Texas and Vistas of Pinnacle Park, a 332 unit apartment complex located in Dallas, Texas.  The buyer assumed the combined debt of $115.1 million secured by the properties.  A combined gain of $73.5 million was recorded on the sale.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that TCI has sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent TCI feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to its continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

Sales to our subsidiary, TCI, have been reflected, in prior years, at the fair value sale price.   Upon discussion with the SEC and in review of the guidance pursuant to ASC 250-10-45-22 to 24, we have adjusted those assets, in the prior year, to reflect a basis equal to ARL’s cost basis in the asset at the time of the sale.  The related party payables from TCI were reduced for the lower asset price.  The Company reflected the original cost basis in consolidation, therefore no change in the financial statements was necessary to reflect this change.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$ 3,297	Various security interests
Miscellaneous related party notes (1)	Various	Various	2,014	Various security interests
One Realco Corporation (2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.20%	20,387	Unsecured
S Breeze I-V, LLC	06/14	5.00%	3,180	6% Class A and 25% Class B Limited Partner Interests
Woodhaven-Hawthorn, Inc. (1)	10/14	5.50%	1,049	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	17,928	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
Accrued interest			18,722
Total Performing			$ 153,275

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	507	Various secured interest
Accrued interest			56
Total Non-Performing			$ 3,140

Allowance for estimated losses			(19,600)
Total			$ 136,815

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note

Junior Mortgage Loans. We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.  At December 31, 2013, 14.6% of our assets were invested in junior and wraparound mortgage loans.

As of December 31, 2013, the obligors on $127.0 million or 92.3% of the mortgage notes receivable portfolio were due from related parties.  The Company recognized $15.6 million of interest income from these related party notes receivables.   Also at that date, $3.1 million or 2.2% of the mortgage notes receivable portfolio was non-performing.

The Company has various notes receivable from Unified Housing foundation, Inc. (“UHF”).  UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable.  Payments are due from surplus cash flow of operations.  Sales or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  These notes are cross-collateralized, but to the extent cash is received from a specific UHF property, it is applied against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

We record interest income as earned in accordance with the terms of the related loan agreements. Prior to January 1, 2012, on cash flow notes where payments are based upon surplus cash from operations, accrued but unpaid interest income was only recognized to the extent cash was received. As of January 1, 2012, due to the consistency of cash received on the surplus cash notes, we are recording interest as earned.

As of January 1, 2013, the Company agreed to extend the maturity on the surplus cash flow notes receivable from UHF for an additional term of five years in exchange for the early termination of the preferred interest related.  The original notes gave a five-year period of preferred interest rate at 5.25%, before returning to the original note rate of 12%.

On March 4, 2013,  the Company received $3.0 million from One Realco Corporation as a partial pay off for their $10.0 million note receivable.

On September 3, 2013, the Company received proceeds to fully payoff the UHF note for North Ridge.  The total payoff of principal and interest was $0.3 million.

On December 31, 2013, the Company received $23.7 million of notes and accrued interest receivable from RAI.  These are related party unsecured notes due from UHF.  The notes accrue interest at 12.0%.  Of these receivables, $3.7 million will mature in December 2016 and the remainder will mature in December 2015..   The notes were paid for by a reduction of the intercompany receivable from Pillar.

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account for receivables was reviewed and decreased in 2013.  The decrease was due to an allowance amount on a fully reserved note that was adjusted by the amount of a payment received.  This decrease was offset by a reserve amount taken on a related party note receivable due to questionable recovery. The increase in 2012 was related to a reserve taken on a related party note receivable due to questionable recovery, reduced by the amounts of two notes that were written off in the current year, both of which were fully reserved.  The decrease in 2011 was due to loan payments that had allowances.  The table below shows our allowance for estimated losses (dollars in thousands):

	2013	2012	2011

Balance January 1,	$21,704	$13,383	$14,348
Increase (decrease) in provision	(2,104)	8,321	(965)
Balance December 31,	$19,600	$21,704	$13,383

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2013	2012	2011(1)

Gruppa Florentina, LLC(2)	20.00%	20.00%	20.00%
LK-Four Hickory, LLC(3)	0.00%	0.00%	28.57%

________________________________
(1) Other investees. TCI's 5% investment in Garden Centura, L.P. was sold on December 28, 2011.
(2) Other investees
(3) Other investees. ARL's 28.57% investment in LK-Four Hickory, LLC was sold on January 17, 2012.

TCI’s 5% investment in Garden Centura, L.P. and ARL’s 28.57% investment in LK-Four Hickory, LLC were accounted for under the equity method until December 28, 2011, and January 17, 2012, respectively, when the investments were sold.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2013, 2012 and 2011 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

	For the Twelve Months Ended December 31,
	2013	2012	2011
Other Investees
Real estate, net of accumulated depreciation	$10,823	$12,343	$115,641
Notes receivable	6,526	6,192	5,665
Other assets	32,131	32,145	41,305
Notes payable	(11,022)	(13,824)	(86,144)
Other liabilities	(8,134)	(7,443)	(17,885)
Shareholders' equity/partners capital	(30,324)	(29,413)	(58,582)

Revenue	$46,276	$45,505	$54,579
Depreciation	(1,166)	(1,277)	(6,474)
Operating expenses	(42,330)	(41,188)	(47,510)
Interest expense	(1,022)	(1,181)	(5,047)
Income (loss) from continuing operations	$1,758	$1,859	$(4,452)
Income from discontinued operations	-	-	-
Net income (loss)	$1,758	$1,859	$(4,452)

Company's proportionate share of earnings (losses)(1)	$352	$372	$(806)

(1) Earnings (loss) represent continued and discontinued operations

NOTE 6.  NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2013 (dollars in thousands):

	Notes Payable	Stock Secured Loans	Accrued Interest	Total Debt
Apartments	$368,620	$-	$1,241	$369,861
Commercial	116,616	-	285	116,901
Land held for development	95,964	-	300	96,264
Real estate held for sale	17,058	-	42	17,100
Real estate subject to sales contract	21,494	-	1,518	23,012
Other	14,565	21,307	32	35,904

Total	$634,317	$21,307	$3,418	$659,042

The following table schedules the principal payments on the notes payable for the following five years and thereafter (dollars in thousands):

Year	Amount
2014	$ 151,404
2015	40,178
2016	73,261
2017	6,257
2018	6,073
Thereafter	378,451
Total	$ 655,624

Interest payable at December 31, 2013, was $3.4 million. Interest accrues at rates ranging from 1.0% to 12.5% per annum, and mature between 2014 and 2053. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $685.9 million.  Of the total notes payable, the senior debt is $611.1 million, junior debt is $32.0 million, and other debt is $12.5 million.  Included in other debt are property tax loans of $0.8 million.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

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

On February 12, 2013, the construction loan in the amount of $17.0 million that was taken out on May 13, 2010, to fund the development of Toulon apartments, a 240-unit complex located in Gautier, Mississippi, closed into permanent financing.  The note accrues interest at 5.37% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing on December 1, 2051.

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

On May 7, 2013, TCI signed a $5.0 million promissory note to Petra CRE CDO relating to the Amoco building settlement agreement.  The promissory note is collateralized with ARL Series K Preferred Stock acquired by TCI.

On June 26, 2013, TCI refinanced the existing mortgage on Dorado Ranch apartments, a 224-unit complex located in Dallas, Texas, for a new mortgage of $16.6 million. TCI paid off the existing mortgage of $16.2 million and $1.4 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013, TCI refinanced the existing mortgage on Legends of El Paso apartments, a 240-unit complex located in El Paso, Texas, for a new mortgage of $16.0 million. TCI paid off the existing mortgage of $15.2 million and $1.2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on July 1, 2053.

On June 26, 2013, TCI refinanced the existing mortgage on Vistas of Pinnacle Park apartments, a 332-unit complex located in Dallas, Texas, for a new mortgage of $19.0 million. TCI paid off the existing mortgage of $18.6 million and $2 million in closing cost and escrows. The note accrues interest at 2.50% and payments of interest and principal are due monthly based on a 40-year amortization schedule, maturing on June 26, 2053.

On July 26, 2013, the Company and various parties entered into a settlement agreement with Far East National Bank (“FENB”) related to a deficiency claim on three hotels in Fresno, California that were foreclosed upon by FENB in July 2011.  In the settlement agreement, the Company is required to pay FENB $3.7 million to resolve and settle in full and without exception the dispute filed against them.  The settlement agreement calls for thirty-seven equal monthly payments of $100,000.  The settlement amount is secured by an accommodation pledge of shares of Series A cumulative convertible preferred stock in the Company with a liquidation value of $10.0 million, owned by RAI, the owner of more than a majority of the common stock of the Company.  We have also agreed to indemnify RAI for any loss it may incur as a result of the accommodation pledge of the preferred stock.

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

On October 11, 2013, TCI refinanced the existing mortgage on 600 Las Colinas, a 510,841 square foot commercial building located in Irving, TX, for a new mortgage of $41 million.  TCI paid off the existing mortgage of $31.0 million and $5.3 million in closing costs and escrows.  The note accrues interest at 5.31% and payments of principal and interest are due monthly based upon a 30-year amortization schedule, maturing on November 1, 2023.

On December 30, 2013, TCI and IOT paid off the Mercer/Travelers land and the Lamar land loans according to the Settlement and Release Agreement and a Loan Purchase Agreement executed on June 7, 2013.  According to the terms of the agreement, TCI and IOT purchased, at a discount, the Mercer/Travelers land mortgage note due to BDF TCI Mercer III, LLC (“BDF”), the existing lender, for $29,635,211. The agreement also included the purchase of an obligation, known as the Lamar land loan, by a subsidiary of TCI, from BDF for $1,864,789, which was not discounted. The total settlement price of the agreement for the two loans was $31,500,000.  The result of this agreement was a jointly recognized gain of $7.5 million for the discount received.  Prior to the loan payoffs, TCI and IOT incurred extension fees of $1.08 million.

On December 30, 2013, RAI, a related party, obtained a $20.0 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based off the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

In conjunction with the development of various apartment projects and other developments, we drew down $0.3 million in construction loans during the twelve months ended December 31, 2013.  This was related to the permanent closing of the construction loan for Toulon apartments.

NOTE 7.      RELATED PARTY TRANSACTIONS AND FEES

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.  Prime Income Asset Management, LLC (“Prime”) served as the Company’s contractual Advisor prior to April 30, 2011.

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

Below is a description of the related party transactions and fees between Pillar, Prime and Regis:

	2013	2012	2011
	(dollars in thousands)
Fees:
Advisory	$10,166	$10,182	$13,225
Construction advisory	-	181	2,429
Mortgage brokerage and equity refinancing	1,878	1,881	812
Net income	4,089	180	54
Property acquisition and sales	-	20	-
	$16,133	$12,444	$16,520
Other Expense:
Cost reimbursements	$3,466	$3,359	$4,246
Interest paid	431	495	272
	$3,897	$3,854	$4,518
Revenue:
Rental	$670	$587	$434

Fees paid to Triad, an affiliate, Regis I, Regis and related parties:

		2013	2012	2011
			(dollars in thousands)
Fees:
	Property acquisition	$-	$71	$-
	Property management, construction manaement and leasing commissions	474	2,189	1,791
	Real estate brokerage	4,081	2,321	-
		$4,555	$4,581	$1,791

The Company received rental revenue of $0.7 million in 2013, $0.6 million in 2012, and $0.4 million in 2011 from Pillar, Prime and its related parties for properties owned by the Company, including Addison Hanger, Browning Place and Eagle Crest.

As of December 31, 2013, the Company had notes and interest receivables of $145.7 million due from related parties.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, ARL recognized $15.6 million of interest income from these related party notes receivables.

On March 4, 2013, the Company received $3.0 million from One Realco Corporation as a partial pay off for their $10.0 million note receivable.

On September 3, 2013, the Company received $0.3 million from UHF to pay off their note receivable related to North Ridge.

On January 1, 2012, the Company’s subsidiary, TCI, entered into a development agreement with Unified Housing Foundation, Inc. (“UHF”) a non-profit corporation that provides management services for the development of residential apartment projects in the future.   This development agreement was terminated December 31, 2013.  The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of the related party payable due to Pillar as of December 31, 2013 (dollars in thousands):

Pillar
Related party payable, December 31, 2012	$(10,922)
Cash transfers	(681)
Advisory fees	(10,166)
Net income fee	(4,089)
Cost reimbursements	(3,466)
Interest income	(431)
Fees and commissions	(2,977)
Expenses paid by Advisor	(915)
Financing (mortgage payments)	(1,853)
Sales/purchases transactions	42,784
Tax sharing	6,802
Related party receivable, December 31, 2013	$14,086

Below are transactions that involve a related party:

On December 30, 2013, RAI, a related party, obtained a $20.0 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI.  IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%.  Based on the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

On December 31, 2013, the Company received $23.7 million of notes and accrued interest receivable from RAI.  These are related party unsecured notes due from UHF.  The notes accrue interest at 12.0%.  Of these receivables, $3.7 million will mature in December 2016 and the remainder will mature in December 2015..   The notes were paid for by a reduction of the intercompany receivable from Pillar.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of September 30, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring.

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

NOTE 8.      DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2013, 2012, or 2011. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.      PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2013, 3,353,954 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 300,000 shares are owned by ART Edina, Inc., and 600,000 shares are owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. Dividends are not paid on the shares owned by ARL subsidiaries. Realty Advisor, Inc., a related party, owns 2,451,435 shares of the outstanding shares and has accrued dividends unpaid of $13.9 million.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2013, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2013, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2013.

There are 135,000 shares of Series K Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $22.00 per share.  The Series K Preferred Stock may be converted at the rate of five shares of ARL common stock for every one share of preferred stock based on the daily closing price of the common stock.  At December 31, 2013, 135,000 shares of Series K Preferred Stock were outstanding, all held by Petra CRE CDO.  Dividends are not paid on the shares owned by Petra CRE CDO.

NOTE 10.    STOCK OPTIONS

In January 1998, stockholders approved the 1997 Stock Option Plan (the “Option Plan”). The plan was terminated effective December 31, 2005. As of July 1, 2008, all options still outstanding under the plan expired. There are no remaining options outstanding under this plan as of December 31, 2013.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2013, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share.  These options will expire January 1, 2015, if not exercised.

NOTE 11.     INCOME TAXES

For tax periods ending before August 31, 2012, the Company was part of the ARL consolidated federal return.  After that date, the Company and the rest of the ARL group joined the RAMI consolidated group for tax purposes.  The income tax expense (benefit) for the 2011 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and RAMI for the remainder of 2012.  For 2012, RAMI, ARL, TCI and IOT had a combined net taxable loss and ARL recorded no current tax (benefit) or expense. For 2013, RAMI had net taxable income and ARL consolidated with TCI and IOT had a net taxable loss resulting in a tax (benefit) to ARL.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

Current expense (benefit) is attributable to (dollars in thousands):

	2013	2012	2011

Income from continuing operations	$(24,217)	$(5,387)	$(9,283)
Income from discontinued operations	17,415	5,387	9,283
The full 2013 tax (benefit) to ARL comes from RAMI	$(6,802)	$-	$-

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2013	2012	2011

Computed "expected" income tax (benefit) expense	$15,684	$(1,955)	$(2,556)
Book to tax differences in gains on sale of property	(20,373)	(8,503)	2,184
Book to tax differences from entities not consolidated for tax purposes	(33,565)	(3,831)	(3,228)
Book to tax differences of depreciation and amortization	1,250	1,460	1,556
Valuation allowance against current net operating loss benefit	17,415	5,387	9,283
Other book to tax differences	19,589	7,442	(7,239)
Total	$-	$-	$-

Alternative minimum tax	$-	$-	$-

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes. ARL’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties. The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (dollars in thousands):

	2013	2012	2011

Net operating losses	$88,486	$68,034	$66,767
AMT credits	2,201	2,201	2,201
Basis difference of:
Real estate holdings and equipment	11,959	1,159	(2,500)
Notes receivable	7,448	8,248	5,314
Investments	(14,960)	(13,824)	(14,660)
Notes payable	13,360	17,691	25,299
Deferred gains	18,746	18,170	28,181
Total	$127,240	$101,679	$110,602
Deferred tax valuation allowance	(127,240)	(101,679)	(110,602)
Net deferred tax asset	$-	$-	$-

At December 31, 2013, 2012 and 2011, ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $45.8 million expiring through the year 2032.  The alternative minimum tax credit balance did not change in 2013 and remains at approximately $2.2 million.  The credit has no expiration date.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases, thereon, expire at various dates through 2025. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2013 (dollars in thousands):

Year	Amount
2014	$ 15,158
2015	14,678
2016	12,264
2017	9,790
2018	8,652
Thereafter	16,647
Total	$ 77,189

NOTE 13.     OPERATING SEGMENTS

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating income of each operating segment and each segment’s assets for 2013, 2012 and 2011 (dollars in thousands):

	Commercial
For the Twelve Months Ended Dec 31, 2013	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$28,217	$61,253	$-	$39	$127	$89,636
Operating expenses	14,682	27,443	-	1,431	41	43,597
Depreciation and amortization	6,642	10,816	-	-	(172)	17,286
Mortgage and loan interest	6,349	17,598	-	6,200	7,954	38,101
Deferred borrowing costs	67	2,275	-	212	405	2,959
Loan charges and prepayment penalties	150	3,937	-	1,080	390	5,557
Interest income	-	-	-	-	19,445	19,445
Loss on land sales	-	-	-	(455)	-	(455)
Segment operating income (loss)	$327	$(816)	$-	$(9,339)	$10,954	$1,126
Capital expenditures	7,188	315	-	387	-	7,890
Assets	141,200	377,970	-	164,697	-	683,867

Property Sales
Sales price	$26,974	$239,676	$-	$7,186	$-	$273,836
Cost of sale	14,914	152,785	-	7,641	-	175,340
Deferred current gain						-
Recognized prior deferred gain						-
Gain (loss) on sale	$12,060	$86,891	$-	$(455)	$-	$98,496

	Commercial
For the Twelve Months Ended Dec 31, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$32,110	$57,811	$-	$78	$87	$90,086
Operating expenses	17,448	25,917	-	689	430	44,484
Depreciation and amortization	5,770	10,701	-	-	(270)	16,201
Mortgage and loan interest	5,707	20,287	-	6,684	7,417	40,095
Deferred borrowing costs	92	408	-	160	28	688
Loan charges and prepayment penalties	-	3,495	-	79	-	3,574
Interest income	-	-	-	-	14,612	14,612
Gain on land sales	-	-	-	5,475	-	5,475
Segment operating income (loss)	$3,093	$(2,997)	$-	$(2,059)	$7,094	$5,131
Capital expenditures	2,737	978	-	-	-	3,715
Assets	162,756	538,352	-	212,285	-	913,393

Property Sales
Sales price	$9,825	$45,610	$3,369	$39,733	$-	$98,537
Cost of sale	(9,600)	(40,067)	(252)	(34,873)	-	(84,792)
Deferred current gain	-	-	-	615	-	615
Recognized prior deferred gain	-	-	-		-	-
Gain on sale	$225	$5,543	$3,117	$5,475	$-	$14,360

	Commercial
For the Twelve Months Ended Dec 31, 2011	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$29,453	$50,037	$-	$467	$118	80,075
Operating expenses	17,545	23,949	-	2,097	368	43,959
Depreciation and amortization	4,479	9,367	-	-	(178)	13,668
Mortgage and loan interest	6,983	19,422	-	9,880	6,962	43,247
Deferred borrowing costs	174	238	-	1,330	154	1,896
Loan charges and prepayment penalties	-	292	-	147	-	439
Interest income	-	-	-	-	10,948	10,948
Gain on land sales	-	-	-	34,247	-	34,247
Segment operating income (loss)	$272	$(3,231)	$-	$21,260	$3,760	$22,061
Capital expenditures	3,073	652		137		3,862
Assets	169,187	547,667	-	243,488	-	960,342

Property Sales
Sales price	$106,653	$28,690	$29,844	$249,495	$-	$414,682
Cost of sale	(96,837)	(14,466)	(26,245)	(223,331)	-	(360,879)
Deferred current gain	1,652	-	-	-	-	1,652
Recognized prior deferred gain	17,448	10,168	-	8,083	-	35,699
Gain on sale	$28,916	$24,392	$3,599	$34,247	$-	$91,154

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For Twelve Months Ended December 31,
	2013	2012	2011
Segment operating income	$1,126	$5,131	$22,061
Other non-segment items of income (expense)
General and administrative	(7,934)	(6,051)	(13,157)
Provision on impairment of notes receivable and real estate assets	(18,980)	(2,330)	(42,409)
Net income fee to related party	(4,089)	(180)	(54)
Advisory fee to related party	(10,166)	(10,182)	(13,225)
Other income	10,179	7,763	2,684
Gain (loss) on sale of investments	(283)	(118)	91
Earnings from unconsolidated joint ventures and investees	391	372	79
Litigation settlement	(20,313)	(175)	(225)
Income tax benefit (expense)	40,049	(329)	13,100
Loss from continuing operations	$(10,020)	$(6,099)	$(31,055)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Segment assets	$683,867	$913,393	$960,342
Investments in unconsolidated subsidiaries and investees	3,789	8,168	10,746
Notes and interest receivable	136,815	103,469	101,540
Other assets and receivables	102,424	93,275	95,492
Assets held for sale	16,427	17,040	67,351
Total assets	$943,322	$1,135,345	$1,235,471

NOTE 14.     DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2013, 2012 and 2011. Income from discontinued operations relates to 16, 22, and 42 properties that were sold or repositioned in 2013, 2012 and 2011, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Rental and other property revenues	$26,036	$35,352	$63,273
	26,036	35,352	63,273
Expenses:
Property operating expenses	12,200	18,842	38,025
Depreciation	4,231	6,363	10,589
General and administrative	951	1,210	2,203
Provision on impairment of notes receivable and real estate assets	-	2,400	7,618
Total operating expenses	$17,382	$28,815	$58,435

Other income (expense):
Other income (expense)	29	14	(24)
Mortgage and loan interest	(6,139)	(10,866)	(22,103)
Deferred borrowing costs amortization	(3,009)	(1,790)	(921)
Loan charges and prepayment penalties	(3,245)	(3,471)	(1,269)
Litigation settlement	(250)	(250)	-
Total other expenses	$(12,614)	$(16,363)	$(24,317)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,960)	(9,826)	(19,479)
Gain on sale of real estate from discontinued operations	98,951	8,885	56,907
Income tax benefit (expense)	(33,247)	329	(13,100)
Income (loss) from discontinued operations	$61,744	$(612)	$24,328

 The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2013, 2012 and 2011 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE  15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2013, 2012, and 2011.  Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2013
Total operating revenues	$21,229	$21,478	$21,697	$25,232
Total operating expenses	19,245	20,034	21,519	41,254
Operating income	1,984	1,444	178	(16,022)
Other expenses	(9,742)	(5,879)	(9,015)	(12,562)
Loss before gain on land sales, non-contolling interest, and taxes	(7,758)	(4,435)	(8,837)	(28,584)
Gain(loss) on land sales	(35)	-	598	(1,018)
Income tax benefit	2,724	5,208	319	31,798
Net income (loss) from continuing operations	(5,069)	773	(7,920)	2,196
Net income from discontinuing operations	5,058	9,671	591	46,424
Net income (loss)	(11)	10,444	(7,329)	48,620
Net income (loss) attributable to non-controlling interest	385	(2,090)	903	(9,646)
Preferred dividend requirement	(613)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(239)	$7,741	$(7,039)	$38,361

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(0.46)	$(0.17)	$(0.66)	$(0.70)
Income from discontinued operations	0.44	0.84	0.05	4.03
Net income (loss) applicable to common shares	$(0.02)	$0.67	$(0.61)	$3.33
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Earnings per share - diluted
Loss from continuing operations	$(0.46)	$(0.17)	$(0.66)	$(0.70)
Income from discontinued operations	0.44	0.84	0.05	4.03
Net income (loss) applicable to common shares	$(0.02)	$0.67	$(0.61)	$3.33
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

	Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Total operating revenues	$21,274	$21,819	$22,278	$24,715
Total operating expenses	20,010	18,510	18,972	21,936
Operating income	1,264	3,309	3,306	2,779
Other expenses	(6,727)	(7,071)	(5,322)	(2,783)
Loss before gain on land sales, non-contolling interest, and taxes	(5,463)	(3,762)	(2,016)	(4)
Gain(loss) on land sales	(1,021)	4,738	2,898	(1,140)
Income tax benefit (expense)	(348)	1,664	(85)	(1,560)
Net income (loss) from continuing operations	(6,832)	2,640	797	(2,704)
Net income (loss) from discontinuing operations	(645)	3,089	(159)	(2,897)
Net income (loss)	(7,477)	5,729	638	(5,601)
Net income (loss) attributable to non-controlling interest	1,177	(1,064)	(74)	1,087
Preferred dividend requirement	(613)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(6,913)	$4,052	$(49)	$(5,127)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.54)	$0.08	$0.01	$(0.19)
Income (loss) from discontinued operations	(0.06)	0.27	(0.01)	(0.25)
Net income (loss) applicable to common shares	$(0.60)	$0.35	$-	$(0.44)
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Earnings per share - diluted
Income (loss) from continuing operations	$(0.54)	$0.04	$0.01	$(0.19)
Income (loss) from discontinued operations	(0.06)	0.12	(0.01)	(0.25)
Net income (loss) applicable to common shares	$(0.60)	$0.16	$-	$(0.44)
Weighted average common shares used in computing diluted earnings per share	11,525,389	25,679,951	21,027,447	11,525,389

	Three Months Ended 2011
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2011
Total operating revenues	$19,387	$21,721	$20,830	$18,137
Total operating expenses	26,300	16,165	21,736	62,271
Operating income (loss)	(6,913)	5,556	(906)	(44,134)
Other expenses	(10,091)	(9,505)	(9,613)	(2,796)
Loss before gain on land sales, non-contolling interest, and taxes	(17,004)	(3,949)	(10,519)	(46,930)
Gain (loss) on land sales	5,344	(3,594)	(982)	33,479
Income tax benefit	100	9,338	2,458	1,204
Net income (loss) from continuing operations	(11,560)	1,795	(9,043)	(12,247)
Net income from discontinued operations	187	5,463	4,566	14,112
Net income (loss)	(11,373)	7,258	(4,477)	1,865
Net income (loss) attributable to non-controlling interest	2,170	7,175	4,830	(7,158)
Preferred dividend requirement	(617)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(9,820)	$13,820	$(260)	$(5,906)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.87)	$0.73	$(0.42)	$(1.74)
Income from discontinued operations	0.02	0.47	0.40	1.23
Net income (loss) applicable to common shares	$(0.85)	$1.20	$(0.02)	$(0.51)
Weighted average common shares used in computing earnings per share	11,493,115	11,525,389	11,525,389	11,517,431

Earnings per share - diluted
Income (loss) from continuing operations	$(0.87)	$0.48	$(0.42)	$(1.74)
Income from discontinued operations	0.02	0.31	0.40	1.23
Net income (loss) applicable to common shares	$(0.85)	$0.79	$(0.02)	$(0.51)
Weighted average common shares used in computing diluted earnings per share	11,493,115	17,394,553	11,525,389	11,517,431

NOTE 16.     COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC, which has a current outstanding balance of $23.1 million.

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

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2014, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

DISPOSED OF ENTITIES:

ART AND ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”).  The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties.  Through the years, a number of rulings, both for and against American Realty Trust, Inc. (“ART”) and ART Midwest, Inc., were issued.  In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest.  The ruling was against ART and ART Midwest, Inc., but no other entity.  During February 2014, the court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre and post-judgment interest thereon.  ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

In 2005, ART filed suit against a major national law firm over the initial transaction.  That action has been abated, while the principle case with the Clapper Parties was pending, but it is likely that the action against the law firm will now continue in the near future.  The only defendants in the litigation involving the Clapper Parties are ART and ART Midwest, Inc., which, together, had total assets and net worth, as of December 31, 2012, of approximately $10 million.  In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million.  At December 31, 2012, the Company fully reserved and valued such note at zero.

Subsequent to the sale of the ART stock in January 2012, ART instituted a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.  In March 2014, the bankruptcy court dismissed the proceeding.

Management of the Company believes that the Company has no liability for any ultimate judgment in the proceeding involving the Clapper Parties; however, Management of the Company has serious reservations about the current collectability of the $10 million note and, accordingly, continues to maintain a full reservation of the value of such note at zero.

Port Olpenitz

ARL, through a foreign subsidiary, was involved in developing a maritime harbor town on the 420 acre site of the former naval base of Olpenitz in Kappeln, Germany.  Disputes with the local partner related to his mismanagement of the project resulted in his being replaced as the managing partner which was followed by a filing for bankruptcy protection in Germany to completely remove him from the project.   An insolvency manager was placed in control of the project in order to protect the creditors and as of December 31, 2013, had sold the vast majority of assets (almost all land) of the project.   The Company no longer has any financial responsibility for the obligations of the creditors related to the project and has claims filed for loans relating to our investment in the project.  Due to the questionable collectability of these loans from the proceeds of the project, the Company has written off the unreserved balance of $5.3 million in the project.  As of December 13, 2013, ARL had filed two lawsuits in Germany to recover funds invested in the project. The lawsuits are against: 1) the former German partner and his company, and 2) against the law firm in Hamburg originally hired to protect ARL’s investment in the project. At this time it is unknown how much can be recovered or how successful the litigation will be.

ARL is also involved in various other lawsuits arising in the ordinary course of business. Management is of the opinion that the outcome of these lawsuits will have no material impact on ARL’s financial condition, results of operations or liquidity.

NOTE 17.     EARNINGS PER SHARE

Earnings per share, (“EPS”), have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

We have 3,353,954 shares of Series A 10.0% Cumulative Convertible Preferred Stock, which are outstanding. These shares may be converted into common stock at 90.0% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive.

We have 135,000 shares of Series K Convertible Preferred Stock, which are outstanding.  These shares may be converted into common stock at a rate of five common shares to one based on daily closing price of the common stock.  These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive.

As of December 31, 2013, we have 1,000 shares of stock options outstanding.  These options will expire January 1, 2015, if not exercised. The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.

As of December 31, 2013, the preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 18.   SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2013, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 31, 2014, which is the date on which the financial statements were available to be issued.

On January 29, 2014, TCI entered into a sales contract to sell 1010 Common, a 512,593 square foot commercial building, located in New Orleans, LA, for a sales price of $16.6 million.  Due to the small amount of firm money, TCI has determined that the contract has not met the requirements to be considered held for sale.  Upon a larger firm deposit, TCI will reclassify the asset as held for sale.

On February 6, 2014, TCI sold a 232-unit apartment complex known as Pecan Pointe located in Temple, TX, for a sales price of $23.1 million to an independent third party.  The buyer assumed the existing debt of $16.5 million secured by the property.  We recorded a gain of $5.8 million.

On February 12, 2014, TCI exercised the first prepayment option date on the settlement with Petra CRE CDO relating to the Amoco Building.  Per the agreement, TCI paid $1.2 million to settle all obligations and the remaining balance of the note and accrued interest of $3.5 million was forgiven.

On February 13, 2014, TCI acquired 0.75 acres of land adjacent to the Mandahl Bay Land located in St. Thomas, VI, for a sales price of $89,454.

On February 14, 2014, the Company entered into a settlement and loan modification agreement with U.S. Bank National Association regarding EQK Portage land.  The new loan is for $1.6 million.  The Company paid $200,000 at close which was used to adjust the current outstanding loan balance to the newly stated loan balance and the remainder was used to pay down interest that had been accruing under the prior agreement.  The rest of the unpaid interest that accrued under the prior agreement was waived.  Per the agreement, the Company was also required to pay off the property tax note of $257,000 due to Propel Financial Services, LLC.

On February 20, 2014, a subsidiary of the Company refinanced an existing margin loan with a third party loan for $4 million, secured by TCI stock.  The note matures on February 10, 2016, and has an interest rate of 6%.

On February 28, 2014, TCI refinanced the existing mortgage on Parc at Denham Springs apartments, a 224-unit complex located in Denham Springs, LA, for a new mortgage of $19.2 million.  TCI paid off the existing mortgage of $19.2 million and $1.6 million in closing costs.  The note accrues interest at 3.75% and payments of interest and principal are due monthly based upon a 40-year amortization schedule, maturing April 1, 2051.

On March 28, 2014, TCI secured financing of $40.0 million.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $500,000.  The loan is secured by various equity interests in residential apartments.

On March 31, 2014, the Company is scheduled to acquire 19.43 acres of land known as Valwood Acres from Armed Forces Bank for a purchase price of $3.2 million.  The Company entered into a Purchase and Sale Agreement to acquire the property on November 1, 2013 and has been extending the close of the agreement.  To date, the Company has paid $1.6 million in extension deposits that will be applied against the purchase price and an additional $40,000 in extension fees that will not be applicable to the purchase price.

Schedule III
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	$ 868	$ 378	$ 2,683	$ 313	$ -	$ 691	$ 2,683	$ 3,373	$ 531	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,376	439	9,979	201		439	10,180	10,619	2,766	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	4,012	287	4,451	-		287	4,451	4,738	678	2004	01/04	40 years
Blue Ridge, Midland, TX	23,839	2,259	24,361	198		2,259	24,559	26,818	1,590	2011	02/10	40 years
Breakwater Bay, Beaumont, TX	9,727	740	10,435	63		740	10,498	11,238	2,322	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	4,535	762	6,856	-		762	6,856	7,618	1,034	2007	04/08	40 years
Capitol Hill, Little Rock, AR	9,331	1,860	7,948	-		1,860	7,948	9,807	1,890	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,562	186	5,733	757		847	5,829	6,676	1,288	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,147	921	12,644	231		921	12,875	13,796	2,892	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	593	51	1,521	225		277	1,521	1,798	336	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	615	83	2,115	356		439	2,115	2,554	419	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,759	1,349	16,783	65		1,349	16,849	18,197	4,126	2002	05/02	40 years
Falcon Lakes, Arlington, TX	13,098	1,318	14,039	327		1,318	14,365	15,684	4,156	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,643	1,326	12,015	69		1,345	12,065	13,410	2,710	2003	03/03	40 years
Lake Forest, Houston, TX	12,567	335	12,267	1,519		335	13,786	14,121	2,866	2004	01/04	40 years
Lodge at Pecan Creek, Denton, TX	16,167	1,349	16,180	-		1,349	16,180	17,529	823	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	16,099	977	17,799	20		977	17,819	18,795	2,113	2009	09/05	40 years
Mission Oaks, San Antonio, TX	15,340	1,266	16,627	212		1,266	16,839	18,105	2,819	2005	05/05	40 years
Monticello Estate, Monticello, AR	481	36	1,493	263		285	1,508	1,793	310	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,743	1,301	14,560	-		1,301	14,560	15,861	1,578	2009	10/07	40 years
Park at Clarksville, Clarksville, TN	13,276	571	14,300	118		587	14,402	14,990	1,920	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,247	1,022	20,188	8		1,022	20,195	21,218	1,494	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,416	1,048	17,688	617		1,048	18,305	19,353	3,242	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,790	947	12,226	556		947	12,782	13,729	2,358	2006	05/05	40 years
Parc at Rogers, Rogers, AR	16,373	1,482	22,993	266	(3,180)	1,749	19,813	21,562	3,071	2007	04/04	40 years
Preserve at Pecan Creek, Denton, TX	14,949	885	16,626	59		902	16,668	17,570	2,214	2008	10/05	40 years
Riverwalk Phase I, Greenville, MS	310	23	1,537	175		198	1,537	1,736	347	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,184	52	4,007	363		297	4,126	4,423	1,162	2003	01/06	40 years
Sonoma Court, Rockwall, TX	10,941	941	11,132	-		941	11,132	12,073	644	2011	07/10	40 years
Sugar Mill, Baton Rouge, LA	11,740	1,437	13,367	135		1,437	13,502	14,939	1,464	2009	08/08	40 years
Toulon, Gautier, MS	20,956	1,621	20,104	372		1,993	20,104	22,097	1,231	2011	09/09	40 years
Treehouse, Irving, TX	4,788	297	2,672	195		297	2,867	3,164	689	1974	05/04	40 years
Vistas of Vance Jackson, San Antonio, TX	15,666	1,265	16,540	189		1,327	16,666	17,993	3,467	2004	01/04	40 years
Whispering Pines, Topeka, KS	9,054	244	4,831	1,274		244	6,105	6,348	5,050	1974	02/78	40 years
Windsong, Fort Worth, TX	10,427	790	11,526	69		790	11,595	12,385	2,838	2002	07/03	40 years
Total Apartments Held for Investment	$ 368,620	$ 29,848	$ 400,226	$ 9,215	$ (3,180)	$ 32,823	$ 403,286	$ 436,109	$ 68,439

Commercial
1010 Common, New Orleans, LA	$ 13,189	$ 2,718	$ 11,079	$ 23,240	$ -	$ 2,718	$ 34,319	$ 37,037	$ 27,145	1971	03/98	40 years
600 Las Colinas, Las Colinas, TX	40,954	5,751	51,759	10,661		5,751	62,420	68,171	15,306	1984	08/05	40 years
Bridgeview Plaza, LaCrosse, WI	6,093	-	-	714		-	714	714	275	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	25,175	5,096	45,868	9,647		5,096	55,515	60,611	13,466	1984	04/05	40 years
Cross County Mall, Matoon, IL	8,272	608	4,891	8,078		1,394	12,184	13,578	11,949	1971	08/79	40 years
Fruitland Plaza, Fruitland Park, FL	-	17	-	66		17	66	83	22	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	32	622	-	142		622	142	765	116	—	08/05	40 years
Sesame Square, Anchorage, AK	856	562	1,299	241		562	1,540	2,103	1,481	1981	04/11	40 years
Stanford Center, Dallas, TX	22,045	3,878	34,862	2,284	(9,600)	3,878	27,546	31,424	5,230	—	06/08	40 years
Total Commercial Held for Investment	$ 116,616	$ 19,253	$ 149,758	$ 55,075	$ (9,600)	$ 20,039	$ 194,447	$ 214,486	$ 74,990

AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)

Land
2427 Valley View Ln, Farmers Branch, TX	$ -	$ 76		$ -	$ -	$ 76	$ -	$ 76	$ -	—	07/12	—
Audubon, Adams County, MS	-	519	-	297		815	-	815	-	—	03/07	—
Cooks Lane, Fort Worth, TX	1,057	1,094	-	-		1,094	-	1,094	-	—	06/04	—
Dedeaux, Gulfport, MS	1,302	1,612	-	46	(38)	1,620	-	1,620	-	—	10/06	—
Denham Springs, Denham Springs, LA	409	339	-	-		339	-	339	-	—	08/08	—
Gautier Land, Gautier, MS	648	2,526	-	128	(1,804)	849	-	849	-	—	07/98	—
GNB Land, Farmers Branch, TX	15,195	4,385	-	32		4,418	-	4,418	-	—	07/06	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,257	3,131	-	399		3,530	-	3,530	-	—	03/08	—
Hunter Equities Land, Dallas, TX	-	398	-	-		398	-	398	-	—	07/08	—
Kelly Lot, Farmers Branch, TX	-	81	-	-		81	-	81	-	—	04/12	—
Lacy Longhorn Land, Farmers Branch, TX	-	386	-	-		386	-	386	-	—	06/04	—
LaDue Land, Farmers Branch, TX	492	1,810	-	-		1,810	-	1,810	-	—	07/98	—
Lake Shore Villas, Humble, TX	-	81	-	3		84	-	84	-	—	03/02	—
Lubbock Land, Lubbock, TX	-	234	-	-		234	-	234	-	—	01/04	—
Luna (Carr), Farmers Branch, TX	-	589	-	-		589	-	589	-	—	07/05	—
Manhattan Land, Farmers Branch, TX	2	4,314	-	379		4,693	-	4,693	-	—	02/00	—
McKinney 36, Collin County, TX	3,578	1,769	-	51	(58)	1,762	-	1,762	-	—	01/98	—
McKinney Ranch Land, McKinney, TX	6,606	13,935	-	459	(2,226)	12,169	-	12,169	-	—	12/05	—
Meloy/Portage Land, Kent OH	2,026	5,119	-	-	(1,069)	4,050	-	4,050	-	—	02/04	—
Minivest Land, Dallas, TX	-	7		-		7	-	7	-	—	04/13	—
Mira Lago, Farmers Branch, TX	-	53	-	15		68	-	68	-	—	05/01	—
Nakash, Malden, MO	-	103	-	-		103	-	103	-	—	01/93	—
Nashville, Nashville, TN	-	873	-	76		949	-	949	-	—	06/02	—
Nicholson Croslin, Dallas, TX	2	63	-	-		63	-	63	-	—	10/98	—
Nicholson Mendoza, Dallas, TX	-	27	-	-		27	-	27	-	—	10/98	—
Ocean Estates, Gulfport, MS	-	1,418	-	390		1,808	-	1,808	-	—	10/07	—
Seminary West, Fort Worth, TX	-	146	-	-		146	-	146	-	—	07/01	—
Sugar Mill Land, Baton Rouge, LA	312	445		-		445	-	445	-	—	08/13	—
Summer Breeze, Odessa, TX	-	687	-	-		687	-	687	-	—	06/12	—
Texas Plaza Land, Irving, TX	753	1,738	-	-	(238)	1,500	-	1,500	-	—	12/06	—
Travelers Land (178 acres), Farmers Branch, TX	12,357	24,511	-	-		24,511	-	24,511	-	—	11/06	—
Travelers Land (15 acres), Farmers Branch, TX	1,152	1,913	-	-		1,913	-	1,913	-	—	11/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	-	-		1,030	-	1,030	-	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	-	1,517	-	-		1,517	-	1,517	-	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	-	130	-	-		130	-	130	-	—	03/04	—
US Virgin Islands - Pearl, US Virgin Islands	2,720	14,031	-	2,630		16,661	-	16,661	-	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	168	228	-	-		228	-	228	-	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	16	780	-	-		780	-	780	-	—	12/05	—
Waco 151 Land, Waco, TX	1,137	2,106	-	-	(1,207)	899	-	899	-	—	04/07	—
Waco Swanson, Waco, TX	-	173	-	-		173	-	173	-	—	08/06	—
Walker Land (82.6 acres), Dallas County, TX	6,328	12,613	-	-		12,613	-	12,613	-	—	09/06	—
Willowick Land, Pensacola, FL	-	137	-	-		137	-	137	-	—	01/95	—
Windmill Farms I, Kaufman County, TX	33,415	50,428	-	14,292	(21,009)	43,711	-	43,711	-	—	11/06	—
Total Land Held for Development	$ 93,689	$ 157,556	$ -	$ 19,196	$ (27,648)	$ 149,103	$ -	$ 149,103	$ -

Schedule III
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	16,808	-		-		-	-	-	-	—	—	—
ARI - Corporate	19,064	-	-	-		-	-	-	-	—	—	—
Total Corporate Debt	$ 35,872	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Investment/Corporate Debt	$ 614,796	$ 206,657	$ 549,984	$ 83,485	$ (40,428)	$ 201,965	$ 597,733	$ 799,698	$ 143,429

Properties Held for Sale
Apartments
Pecan Pointe, Temple, TX	16,505	1,744	16,876	197		1,744	17,073	18,817	2,390	2007	10/06	40 years
Total Apartments Held for Sale	$ 16,505	$ 1,744	$ 16,876	$ 197	$ -	$ 1,744	$ 17,073	$ 18,817	$ 2,390

Commercial
Dunes Plaza, Michigan City, IN	553	-	-	-	-	-	-	-	$ -	1978	03/92	40 years
	$ 553	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Sale	$ 17,058	$ 1,744	$ 16,876	$ 197	$ -	$ 1,744	$ 17,073	$ 18,817	$ 2,390

Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	11,129	1,406	12,650	41	(1,998)	1,406	10,694	12,100	1,801	2000	04/08	40 years
Total Apartment Subject to Sales Contract	$ 11,129	$ 1,406	$ 12,650	$ 41	$ (1,998)	$ 1,406	$ 10,694	$ 12,100	$ 1,801

Commercial
Thermalloy, Farmers Branch, TX	149	791	1,061	-		791	1,061	1,852	148	—	05/08	40 years
Total Commercial Subject to Sales Contract	$ 149	$ 791	$ 1,061	$ -	$ -	$ 791	$ 1,061	$ 1,852	$ 148

Land
Dominion Tract, Dallas, TX	$ 1,552	$ 2,036	$ -	$ 10	$ (133)	$ 1,914	$ -	$ 1,914	$ -	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	3,699	3,236	-	135	(176)	3,194	-	3,194	-	—	06/02	—
Luna Ventures, Farmers Branch TX	-	2,934	-	-		2,934	-	2,934	-	—	04/08	—
Mansfield Land, Mansfield, TX	-	543	-	82		625	-	625	-	—	09/05	—
Pioneer Crossing Tract I, Austin, TX	2,274	-	-	-	-	-	-	-	-	—	03/06	—
Pioneer Crossing Tract II (17.28 acres), Austin, TX	-	229	-	-	-	229	-	229	-	—	03/06	—
Senlac Land, Farmers Branch, TX	-	656	-	-		656	-	656	-	—	08/05	—
Stanley Tools, Farmers Branch, TX	2,568	4,987	-	-	(301)	4,686	-	4,686	-	—	02/04	—
Whorton Land, Bentonville, AR	2,397	4,291	-	62	(2,997)	1,356	-	1,356	-	—	06/05	—
Total Land Subject to Sales Contract	$ 12,490	$ 18,913	$ -	$ 289	$ (3,607)	$ 15,595	$ -	$ 15,595	$ -

Total Properties Subject to Sales Contract	$ 23,768	$ 21,110	$ 13,711	$ 330	$ (5,605)	$ 17,792	$ 11,755	$ 29,547	$ 1,949

TOTAL: Real Estate	$ 655,622	$ 229,512	$ 580,571	$ 84,012	$ (46,033)	$ 221,501	$ 626,561	$ 848,062	$ 147,768

SCHEDULE III
(Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31,

	2013	2012	2011
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$1,111,299	$1,196,662	$1,541,774
Additions
Acquisitions, improvements and construction	(22,346)	11,860	56,505
Deductions
Sale of real estate	(229,661)	(89,978)	(411,593)
Asset impairments	(11,230)	(7,245)	9,976
Balance at December 31,	$848,062	$1,111,299	$1,196,662

Reconciliation of Accumulated Depreciation
Balance at January 1,	$180,866	$170,032	$209,189
Additions
Depreciation	21,816	22,494	11,990
Deductions
Sale of real estate	(54,914)	(11,660)	(51,147)
Balance at December 31,	$147,768	$180,866	$170,032

SCHEDULE IV
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
JUNIOR MORTGAGE LOANS
2410 Partnership	10.00%	09/17	Interest only paid quarterly.	$ -	$ 145	$ 145	$ -
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Christine Tunney	10.00%	09/17	Interest only paid quarterly.	-	48	48	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Compton Partners	10.00%	09/17	Interest only paid quarterly.	-	289	289	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
David Monier	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Earl Samson III	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Edward Samson III	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Hammon Operating Corporation	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Harold Wolfe	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Herrick Partners	10.00%	09/17	Interest only paid quarterly.	-	91	91	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Mary Anna MacLean	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michael Monier	10.00%	09/17	Interest only paid quarterly.	-	304	304	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michale Witte	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Miscellaneous Non-Related Party	Various	Various		-	507	507	-
Various Security Interest
Miscellaneous Related Party	Various	Various		23,157	7,634	2,016	-
Various Security Interest

SCHEDULE IV
(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
Palmer Brown Madden	10.00%	09/17	Interest only paid quarterly.	$ -	$ 96	$ 96	$ -
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Peter Van Dyk Berg	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Quintin Smith Jr.	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Richard Schmaltz	10.00%	09/17	Interest only paid quarterly.	-	203	203	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Robert Baylis	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Sherman Bull	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
S Breeze I-V, LLC	5.00%	06/14	Interest and principal due at maturity.	-	4,000	3,180
6% Class A and 25% Class B Limited Partner Interests
Trust - Brett & Nicole Monier	10.00%	09/17	Interest only paid quarterly.	-	32	32	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Trust - David Monier	10.00%	09/17	Interest only paid quarterly.	-	32	32	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Trust - Joseph Monier	10.00%	09/17	Interest only paid quarterly.	-	32	32	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney ,LLC)	12.00%	12/32	Excess cash flow	13,152	2,469	2,097	-
100% Interest in UH of Mckinney, LLC
Unified Housing Foundation, Inc. (Echo Station/UH of Temple, LLC)	12.00%	12/32	Excess cash flow	9,977	1,809	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood, LLC)	12.00%	12/32	Excess cash flow	22,815	5,462	5,059	-
100% Interest in UH of Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington, LLC)	12.00%	12/32	Excess cash flow	19,462	4,310	3,936	-
100% Interest in UH of Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	16,156	6,363	6,363	-
Interest in Unified Housing Foundation Inc.

SCHEDULE IV
(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC)	12.00%	12/32	Excess cash flow	$ 16,156	$ 2,959	$ 2,733	$ -
100% Interest in HFS of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin, LLC)	12.00%	12/32	Excess cash flow	14,159	9,216	4,663	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon/UH of Austin, LLC)	12.00%	12/32	Excess cash flow	14,159	9,216	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge ,LLC)	12.00%	12/32	Excess cash flow	12,524	12,335	8,250
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing/UH of Parkside Crossing, LLC)	12.00%	12/32	Excess cash flow	11,911	2,772	2,272	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	23,575	12,663	9,986	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park/UH of Terrell, LLC)	12.00%	12/32	Excess cash flow	7,494	1,702	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,809	12,761	7,966	-
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock I)	12.00%	12/32	Excess cash flow	15,111	2,794	2,485	-
100% Interest in UH of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock II)	12.00%	12/32	Excess cash flow	14,392	2,843	2,555	-
100% Interest in UH of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)	12.00%	12/32	Excess cash flow	22,300	4,245	3,815	-
100% Interest in UH of Harvest Hill III, LLC
William Ingram	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William Urkiel	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Willingham Trust	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Woodhaven-Hawthorn, Inc. (1)	5.50%	10/19	Principal only for two years, then principal and interest until maturity	1,070	1,070	1,049

SCHEDULE IV
(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
UNSECURED LOANS
One Realco Corporation (1)	3.00%	1/17	Interest and principal due at maturity.	$ -	$ 10,000	$ 7,000	$ -
Realty Advisors Management, Inc.	2.20%	12/16	Interest only paid quarterly.	-	20,387	20,387	-
Leman Development, Ltd. (1)	0.00%	N/A		-	1,500	1,500	-
Tracy Suttles (1)	18.00%	11/13	Interest and principal due at maturity.	-	2,147	1,077	1,077
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	16,156	2,189	2,000	-
Unified Housing Foundation, Inc.	5.00%	12/13	Interest and principal due at maturity.	-	6,000	6,000	-
Miscellaneous Related Party	12.00%	12/15	Interest and principal due at maturity.	-	17,928	17,928	-
Miscellaneous Related Party	12.00%	12/16	Interest and principal due at maturity.	-	3,657	3,657	-
				$238,064	$ 165,017	$ 137,637	$ 1,077
				Accrued interest		18,778
			Allowance for estimated losses			(19,600)
						$ 136,815

SCHEDULE IV
(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

	2013	2012	2011
	(dollars in thousands)

Balance at January 1,	$125,173	$114,923	$102,962
Additions
New Mortgage Loans	-	18,590	22,968
Funding of Existing Loans	22,445	1	-
Increase (Decrease) of interest receivable on mortgage loans	13,267	(2,749)	3,822
Deductions
Collection of principal	(3,327)	(3,913)	(8,252)
Non-Cash Reductions	(1,143)	(1,679)	(1,007)
Cost of mortgages sold	-	-	(5,570)

Balance at December 31,	$156,415	$125,173	$114,923

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

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
This annual report do
es not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial report. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER: Age 63, Director (Affiliated) (since July 2003) and Chairman of the Board since May 2009.

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC since April 30, 2011, and its predecessor, Prime (since July 2003). Mr. Butler was owner/operator (1989 to 1991) of Butler Interests Inc. Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since July 2003) of the Company. He is also Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI and Chairman of the Board (since May 2011) and a Director (December 2001 to July 2003) and again (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI: Age 51, Director (Independent) (since November 2005).

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

SHARON HUNT, Age 71, Director (Independent) (since October 2011).

Ms. Hunt is a licensed Realtor in Arkansas with Keystone Realty. She was President and Owner of Sharon’s Pretzels, Inc. (until sold in 1997) a Dallas food products entity; Director (1991 to 2000) of a 501(c)(3) non-profit corporation involved in the acquisition, renovation and operation of real estate. Ms. Hunt has been a Director of the Company since her election on October 25, 2011 and previously was a Director from February 20, 2004 to January 31, 2011. She is also a Director of TCI (since October 25, 2011) and previously (February 20, 2004 to January 31, 2011), and a Director of IOT (since October 25, 2011).

TED R. MUNSELLE: Age 58, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. He was President (December 2004 to August 2007) of Applied Educational Opportunities LLC, an educational organization which had career training schools located in the cities of Richardson and Tyler, Texas. He is a certified public accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle has been a Director of the Company since his election on February 20, 2004. He is also a Director of TCI (since February 20, 2004) and a Director of IOT (since May 21, 2009). Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of ARL has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.
.
Board Meetings and Committees

The Board of Directors held seven meetings during 2013. For such year, no incumbent Director attended fewer than 86 of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee. The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2013.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met once during 2013.

Compensation Committee. The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2013.

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

Following the annual meeting of stockholders held December 2013 for the fiscal year ended December 31, 2012, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2013.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2013, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their related parties and members of ARL’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

DANIEL J. MOOS, 63

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

GENE S. BERTCHER, 65

Executive Vice President (since February 2008), Chief Financial Officer (since Oct. 28, 2009), and Treasurer (since October 2013) of the Company, TCI and IOT. Mr. Bertcher is also Chief Executive Officer (from December 2006 to present), Chief Financial Officer (since November 1989) and a Director (from November 1989 to September 1996 and from June 1999 to present) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the American Stock Exchange. Mr. Bertcher has been employed by NCE since November 1989. He has been a Certified Public Accountant since 1973.

LOUIS J. CORNA, 66

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

ALFRED CROZIER, 62

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

Officers

Although not an executive officer of the Company, Aimee Cole currently serves as Vice President and Corporate Controller. Her position with the Company is not subject to a vote of stockholders. Her age, term of service and all positions and offices with the Company, other principal occupations, business experience and relationships with other entities during the last five years or more are set forth below.

AIMEE COLE, 34

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2013. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

The Advisor

Pillar has been ARL’s Advisor and Cash Manager since April 30, 2011. Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and IOT. As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. ARL has no employees and as such, employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, RAI, RAMI or ARL, nor is he a Trustee of the May Trust.

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

Pillar may assign the Advisory Agreement only with the prior consent of ARL.

The principal executive officers and directors of Pillar are set forth below:

Name	Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Alfred Crozier	Executive Vice President, Residential Development
Mickey N. Phillips	Director
Ryan T. Phillips	Director

ARL had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated. During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was RAI, a Nevada corporation, the sole shareholder of which was RAMI, a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

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

Real Estate Brokerage

Regis provides real estate brokerage services to ARL and receives brokerage commissions of 3% or less of transaction amounts.

Regis also provides real estate brokerage services to TCI under terms which differ from ARL. TCI’s brokerage agreement is computed on a sliding scale as listed below:

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

During 2013, $60,500 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Sharon Hunt, $20,000, Robert A. Jakuszewski, $20,000, and Ted R. Munselle, $20,500.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. As of December 31, 2013, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share. These options will expire January 1, 2015, if not exercised.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 regarding compensation plans under which equity securities of ARL are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,000	$ 9.70	—

See Note 12. to the financial statements “Stock Options” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 15, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

Prime Stock Holdings, Inc.	1,459,828	(1)	12.67%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	9,249,336	(1)(2)	80.25%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors LLC	7,789,508	(3)	67.59%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Ryan T. Phillips	9,276,938	(1)(2)(3)	80.49%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

_______________________
* “Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 11,525,389 shares outstanding as of March 15, 2014.
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

Security Ownership of Management. The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 15, 2014.

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
**	Percentages are based upon 11,525,389 shares outstanding as of March 15, 2014.
(1)	Ted R. Munselle has options to purchase shares of Common stock of the Company.
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

Certain Business Relationships

Pillar has been ARL’s Advisor and Cash Manager since April 30, 2011. Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and IOT. As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. ARL has no employees and as such, employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is RAMI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

ARL had an Advisory Agreement with Prime Income Asset Management, LLC (“Prime”) until April 30, 2011 when the agreement with was terminated. During that period, Prime was a single member Nevada limited liability company, the sole member of which was Prime Income Asset Management, Inc. (“PIAMI”), the sole shareholder of which was Realty Advisors, LLC, a Nevada limited liability company, the sole member of which was RAI, a Nevada corporation, the sole shareholder of which was RAMI, a Nevada corporation, the sole shareholder of which was a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips. Gene E. Phillips is not an officer, manager or Director of Pillar, Prime, PIAMI, Realty Advisors, LLC, RAI, RAMI or ARL, nor is he a Trustee of the May Trust.

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

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009. That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI IOT and RAMI for the remainder of 2012. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

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

In 2013, the Company paid advisory fees of $10.2 million, net income fees of $4.1 million, mortgage brokerage and equity refinancing fees of $1.9 million, cost reimbursements of $3.5 million and interest of $0.4 to Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.5 million to Regis in 2013.

As of December 31, 2013, the Company had notes and interest receivables of $145.7 million due from related parties. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, ARL recognized $15.6 million of interest income from these related party notes receivables.

On March 4, 2013 the Company received $3.0 million from One Realco Corporation as a partial pay off for their $10.0 million note receivable.

On September 3, 2013 the Company received $0.3 million from UHF to pay off their note receivable related to North Ridge.

Below are transactions that involve a related party:

On December 30, 2013, RAI, a related party, obtained a $20 million mortgage to First NBC Bank on the behalf of IOT and TCI, secured by 178.1 acres of land owned by IOT and by 100.05 acres of land owned by TCI. IOT and TCI have executed a promissory note to RAI for the same terms as the First NBC loan with a maturity of December 30, 2016, and a variable interest rate of prime plus 1.5% with an interest rate floor of 6%. Based on the land valuation, $12.4 million is allocated to IOT and $7.6 million of the loan is allocated to TCI.

On December 31, 2013, the Company received $23.7 million of notes and accrued interest receivable from RAI.  These are related party unsecured notes due from UHF.  The notes accrue interest at 12.0%.  Of these receivables, $3.7 million will mature in December 2016 and the remainder will mature in December 2015..   The notes were paid for by a reduction of the intercompany receivable from Pillar.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of September 30, 2013, one commercial building, Thermalloy, remains in FRE Real Estate, Inc. The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost. The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of December 31, 2013, there remains one apartment complex, one commercial building and 212 acres of land that we have sold to a related party and have deferred the recognition of the sale. These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis. The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost. The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20. The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring.

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

Operating Relationships

ARL received rents of $0.7 million in 2013, $0.6 million in 2012, and $0.4 million in 2011 from Pillar, Prime and its related parties for ARL owned properties, including Addison Hanger, Browning Place and Eagle Crest.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2013, Pillar owes ARL $14.1 million.

ITEM 14.        PRINCIPALACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2013 and 2012 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P., BDO Seidman, LLP and Swalm & Associates, PC:

	2013					2012
	Farmer, Fuqua		BDO	Swalm &		Farmer, Fuqua		BDO	Swalm &
Type of Fee	& Huff		Seidman	Associates		& Huff		Seidman	Associates
Audit Fees	$750,983		$-	$56,947	(3)	$693,192	(4)	$-	$46,104	(6)
Audit Related Fees
Tax Fees	55,376	(2)	$8,042	$-		54,125	(5)	$12,583	$-
All Other Fees
Total	$806,359		$8,042	$56,947		$747,317		$12,583	$46,104
__________
(1) Includes $549,783 TCI
(2) Includes $42,076 TCI
(3) All IOT
(4) Includes $491,992 TCI
(5) Includes $40,825 TCI
(6) All IOT

The audit fees for 2013 and 2012 were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2013 and 2012 were for services related to federal and state tax compliance and advice.

All services rendered by the principal auditors are permissible under applicable laws and regulations and were pre-approved by either the Board of Directors or the Audit Committee, as required by law. The fees paid to the principal auditors for the services described in the above table fall under the categories listed below:

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARL’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2013 and 2012 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2013 and 2012

Consolidated Statements of Operations—Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows—Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013).

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

_________________________
*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014

AMERICAN REALTY INVESTORS, INC.

By:	/s/ GENE S. BERTCHER
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 31, 2014

/s ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 31, 2014

/s/ SHARON HUNT Sharon Hunt	Director	March 31, 2014

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 31, 2014

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

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

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________
*	Filed herewith.