Form 10-Q
period 2014-03-31
AMERICAN REALTY INVESTORS INC
filed 2014-05-15
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	11,525,389
(Class)	(Outstanding at May 5, 2014)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$770,960	$799,698
Real estate held for sale at cost, net of depreciation ($27,282 for 2014 and $2,390 for 2013)	9,787	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,036 for 2014 and $1,949 for 2013)	23,335	27,598
Less accumulated depreciation	(120,468)	(143,429)
Total real estate	683,614	700,294
Notes and interest receivable
Performing (including $138,086 in 2014 and $145,754 in 2013 from related parties)	145,670	153,275
Non-performing	3,129	3,140
Less allowance for doubtful accounts (including $15,809 in 2014 and 2013 from related parties)	(19,579)	(19,600)
Total notes and interest receivable	129,220	136,815
Cash and cash equivalents	18,384	16,437
Restricted cash	27,736	32,929
Investments in unconsolidated subsidiaries and investees	3,990	3,789
Receivable from related party	34,751	14,086
Other assets	42,461	38,972
Total assets	$940,156	$943,322

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$629,364	$618,930
Notes related to assets held for sale	15,717	17,100
Notes related to subject to sales contracts	20,991	23,012
Deferred revenue (including $74,303 in 2014 and 2013 from sales to related parties)	76,148	76,148
Accounts payable and other liabilities (including $15,954 in 2014 and $15,394 in 2013 to related parties)	59,400	73,271
	801,620	808,461

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2014 and 2013 (liquidation preference $10 per share), including 900,000 shares in 2014 and 2013 held by subsidiaries. Series K: $2.00 par value, authorized, issued and outstanding 135,000 shares in 2014 and 2013, respectively (liquidation preference $22 per share)	4,908	4,908
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2014 and 2013	115	115
Treasury stock at cost; 415,785 shares in 2014 and 2013 and 229,214 shares held by TCI (consolidated) as of 2014 and 2013	(6,395)	(6,395)
Paid-in capital	102,280	102,974
Retained earnings	(8,245)	(11,795)
Total American Realty Investors, Inc. shareholders' equity	92,663	89,807
Non-controlling interest	45,873	45,054
Total equity	138,536	134,861
Total liabilities and equity	$940,156	$943,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $175 and $165 for the three months ended 2014 and 2013, respectively, from related parties)	$20,583	$20,350

Expenses:
Property operating expenses (including $156 and $204 for the three months ended 2014 and 2013, respectively, from related parties)	10,317	9,982
Depreciation and amortization	4,476	3,755
General and administrative (including $918 and $890 for the three months ended 2014 and 2013, respectively, from related parties)	1,994	2,012
Provision on impairment of notes receivable and real estate assets	-	-
Net income fee to related party	490	56
Advisory fee to related party	2,242	2,554
Total operating expenses	19,519	18,359
Operating income	1,064	1,991

Other income (expenses):
Interest income (including $3,797 and $3,410 for the three months 2014 and 2013, respectively, from related parties)	4,117	3,541
Other income	178	2,536
Mortgage and loan interest (including $798 and $910 for the three months ended 2014 and 2013, respectively, from related parties)	(8,474)	(9,444)
Deferred borrowing costs amortization	(939)	(2,461)
Loan charges and prepayment penalties	(1,582)	(3,937)
Gain (loss) on sale of investments	-	(8)
Earnings from unconsolidated subsidiaries and investees	70	213
Litigation settlement	3,839	(45)
Total other expenses	(2,791)	(9,605)

Loss before gain on land sales, non-controlling interest, and taxes	(1,727)	(7,614)
Gain (loss) on land sales	753	(35)
Net loss from continuing operations before taxes	(974)	(7,649)
Income tax benefit	1,870	2,673
Net income (loss) from continuing operations	896	(4,976)
Discontinued operations:
Net income (loss) from discontinued operations	(710)	411
Gain on sale of real estate from discontinued operations	6,053	7,227
Income tax expense from discontinued operations	(1,870)	(2,673)
Net income from discontinued operations	3,473	4,965
Net income (loss)	4,369	(11)
Net (income) loss attributable to non-controlling interest	(819)	385
Net income attributable to American Realty Investors, Inc.	3,550	374
Preferred dividend requirement	(613)	(613)
Net income (loss) applicable to common shares	$2,937	$(239)

Earnings per share - basic
Net loss from continuing operations	$(0.05)	$(0.45)
Net income from discontinued operations	0.30	0.43
Net income (loss) applicable to common shares	$0.25	$(0.02)

Earnings per share - diluted
Net loss from continuing operations	$(0.05)	$(0.45)
Net income from discontinued operations	0.30	0.43
Net income (loss) applicable to common shares	$0.25	$(0.02)

Weighted average common shares used in computing earnings per share	11,525,389	11,525,389
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$77	$(4,591)
Net income from discontinued operations	3,473	4,965
Net income applicable to American Realty Investors, Inc.	$3,550	$374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2014
(unaudited, dollars in thousands, except share amounts)

									Accumulated
	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Other Comprehensive	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2013	$134,861	$(93,213)	$4,908	11,941,174	$115	$(6,395)	$102,974	$(11,795)	$-	$45,054
Net income	4,369	4,369	-	-	-	-	-	3,550	-	819
Sale of non-controlling interests	(81)	-	-	-	-	-	(81)	-	-	-
Series A preferred stock dividend ($1.00 per share)	(613)	-	-	-	-	-	(613)	-	-	-
Balance, March 31, 2014	$138,536	$(88,844)	$4,908	11,941,174	$115	$(6,395)	$102,280	$(8,245)	$-	$45,873

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)

Net income (loss)	$4,369	$(11)
Other comprehensive income (loss)	-	-
Total comprehensive income (loss)	4,369	(11)
Comprehensive (income) loss attributable to non-controlling interest	(819)	385
Comprehensive income attributable to American Realty Investors, Inc.	$3,550	$374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$4,369	$(11)
Adjustments to reconcile net income (loss) applicable to common shares to net cash flow from operating activities:
(Gain) loss on sale of land	(753)	35
Gain on sale of income-producing properties	(6,053)	(7,227)
Depreciation and amortization	4,642	5,189
Amortization of deferred borrowing costs	1,220	2,479
Earnings from unconsolidated subsidiaries and investees	(70)	(213)
Decrease (increase) in assets:
Accrued interest receivable	12,044	1,917
Other assets	(38)	(857)
Prepaid expense	(768)	(580)
Escrow	4,585	11,487
Earnest money	535	375
Rent receivables	(220)	726
Decrease in liabilities:
Accrued interest payable	(214)	115
Payable to related parties	(20,665)	(9,028)
Other liabilities	(13,801)	(14,334)
Net cash used in operating activities	(15,187)	(9,927)

Cash Flow From Investing Activities:
Origination or advances of notes receivable	(4,428)	(145)
Acquisition of land held for development	(3,425)	-
Proceeds from sale of income-producing properties	22,480	24,267
Proceeds from sale of land	1,504	2,550
Investment in unconsolidated real estate entities	(131)	(1,708)
Improvement of land held for development	(115)	(71)
Improvement of income-producing properties	(1,162)	(964)
Acquisition of non-controlling interest	-	(81)
Construction and development of new properties	(205)	(115)
Net cash provided by investing activities	14,518	23,733

Cash Flow From Financing Activities:
Proceeds from notes payable	65,212	78,345
Recurring amortization of principal on notes payable	(4,874)	(4,557)
Payments on maturing notes payable	(52,907)	(94,725)
Stock-secured borrowings	(187)	(411)
Deferred financing costs	(3,934)	(1,581)
Distributions to non-controlling interests	(81)	-
Preferred stock dividends - Series A	(613)	(613)
Net cash provided by (used in) financing activities	2,616	(23,542)

Net increase (decrease) in cash and cash equivalents	1,947	(9,736)
Cash and cash equivalents, beginning of period	16,437	13,399
Cash and cash equivalents, end of period	$18,384	$3,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,784	$11,173

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”)  under the symbol (“ARL”). Approximately 87.4% of ARL’s stock is owned by related parties.  Subsidiaries of ARL own approximately 83.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.  During the third quarter 2012, Realty Advisors Management, Inc. and its subsidiaries acquired more than 80% of ARL stock and as a result, ARL joined the Realty Advisors Management, Inc. consolidated group for federal income tax reporting.  We have no employees.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  Shares of IOT are traded on the NYSE MKT under the symbol (“IOT”).

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

Properties

We own or had interests in a total property portfolio of 46 income-producing properties as of March 31, 2014.  The properties consisted of:

•	10 commercial properties consisting of six office buildings, one industrial warehouse, and three retail centers comprising in aggregate approximately 2.6 million rentable square feet;

•	36 apartment communities totaling 6,166 units, excluding apartments being developed; and

•	4,209 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At March 31, 2014, we had no apartment projects in development.  The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2013 was derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Certain 2013 financial statement amounts have been reclassified to conform to the 2014 presentation, including adjustments for discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2014 (dollars in thousands):

Apartments	$436,109
Commercial properties	178,579
Land held for development	156,272
Real estate held for sale	37,069
Real estate subject to sales contract	25,371
Total real estate	$833,400
Less accumulated depreciation	(149,786)
Total real estate, net of depreciation	$683,614

The highlights of our significant real estate transactions for the three months ended March 31, 2014 are listed below:

On February 6, 2014, TCI sold a 232-unit apartment complex known as Pecan Pointe located in Temple, Texas for a sales price of $23.1 million to an independent third party.  The buyer assumed the existing debt of $16.5 million secured by the property.  A gain of $6.1 million was recorded on the sale.

On March 26, 2014, TCI sold 6.314 acres of land known as McKinney Ranch land located in McKinney, Texas to an independent third party, for a sales price of $1.7 million.  We paid $1.5 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $6.6 million, secured by various land parcels located in McKinney, Texas.  A gain of $0.8 million was recorded on the land parcel sale.

On March 31, 2014, the Company purchased 16.87 acres of land known as Valwood Acres located in Farmers Branch, Texas from an independent third party for a purchase price of $3.2 million.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of March 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

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

As of March 31, 2014, there remains one apartment complex, one commercial building and 151 acres of land that TCI has sold to a related party and has deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent it feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2014, we have expended $0.2 million related to the construction or predevelopment of various apartment complexes.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$ 3,297	Various secured interests
Miscellaneous related party notes (1)	Various	Various	3,441	Various secured interests
One Realco Corporation (1) (2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.20%	20,387	Unsecured
S Breeze I-V, LLC	06/14	5.00%	3,238	6% Class A and 25% Class B Limited Partner Interests
Woodhaven-Hawthorn, Inc. (1)	10/19	5.50%	1,028	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Membership Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Membership Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Membership Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Membership Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Membership Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Membership Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	17,928	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
Foundation for Better Housing, Inc. (Preserve at Pecan Pointe) (1)	03/19	12.00%	1,810	Unsecured
Foundation for Better Housing, Inc. (Preserve at Pecan Pointe) (1)	03/17	12.00%	1,156	Unsecured
Accrued interest			6,687
Total Performing			$ 145,670

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	507	Various secured interests
Accrued interest			45
Total Non-Performing			$ 3,129

Allowance for doubtful accounts			(19,579)
Total			$ 129,220

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note

At March 31, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $122.3 million. We recognized interest income of $3.1 million related to these notes receivables.

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

On March 31, 2014, TCI received $4.0 million of notes and accrued interest receivable from Foundation for Better Housing, Inc. (“FBH”).  The notes accrue interest at 12%.  Of these receivables, $0.8 million will mature in December 2015, $1.4 million in March 2017 and $1.8 million in March 2019.

NOTE 4. INVESTMENT IN UNCONSOLIDATED INVESTEES

Investments in unconsolidated investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting.

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	March 31, 2014	March 31, 2013
Gruppa Florentina, LLC	20.00%	20.00%

Gruppa Florentina, LLC is the sole member of Milano Restaurants International Corporation, (“Milano”) which operates 35 pizza parlors under the trade name “Me-N-Ed’s Pizza Parlors” located primarily in Central and Northern California.  Milano has a 100% ownership interest in SienaCorp, which operates two grills under the trade names “Me-N-Ed’s Victory Grill” and “Me-N-Ed’s Coney Island Grill”.  Milano has a 100% ownership interest in Piazza del Pane, Inc., which operates two restaurants located in Central California.  Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of March 31,	2014	2013
Real estate, net of accumulated depreciation	$10,518	$11,313
Notes receivable	6,730	6,170
Other assets	31,026	30,786
Notes payable	(10,473)	(12,429)
Other liabilities	(7,402)	(6,835)
Shareholders' equity	(30,399)	(29,005)

For the Three Months Ended March 31,	2014	2013
Revenue	$11,626	$11,141
Depreciation	(288)	(294)
Operating expenses	(10,669)	(10,139)
Interest expense	(227)	(270)
Income from continuing operations	442	438
Income from discontinued operations	-	-
Net income	$442	$438

Company's proportionate share of earnings (1)	$88	$88

(1) Earnings represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$367,395	$1,233	$368,628
Commercial	102,594	285	102,879
Land	90,621	117	90,738
Real estate held for sale	15,717	-	15,717
Real estate subject to sales contract	19,453	1,538	20,991
Other	67,087	32	67,119

Total	$662,867	$3,205	$666,072

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

On February 10, 2014, a subsidiary of the Company paid off an existing margin loan and entered into a $4 million promissory note with a third party, secured by TCI stock.  The note matures on February 10, 2016 and has an interest rate of 6%.

On February 12, 2014, TCI exercised the first prepayment option on the settlement relating to the Amoco Building and paid $1.2 million to settle all obligations.  The remaining balance of the note in the amount of $3.5 million, along with accrued interest, was forgiven.  The 135,000 shares of Series K Convertible Preferred Stock of ARL that was pledged to the lender has been released to TCI.

On February 14, 2014, the Company entered into a settlement and loan modification agreement with the lender regarding EQK Portage land.  The new loan is for $1.6 million, matures on February 6, 2017 and has an interest rate of one-month LIBOR plus 5%.  The Company paid $200,000 at close which was used to adjust the current outstanding loan balance to the newly stated loan balance and the remainder was used to pay down interest that had been accruing under the prior agreement.  The rest of the unpaid interest that accrued under the prior agreement was waived.  Per the agreement, the Company was also required to pay off the property tax note of $257,000.

On February 28, 2014, TCI refinanced the existing mortgage on Parc at Denham Springs apartments, a 224-unit complex located in Denham Springs, LA, for a new mortgage of $19.2 million.  TCI paid off the existing mortgage of $19.2 million and $1.6 million in closing costs.  The note accrues interest at 3.75% and payments of interest and principal are due monthly, maturing April 1, 2051.

On March 25, 2014, TCI exercised its lender granted option under the settlement agreement relating to the Galleria East Center Retail / Showcase Chevrolet land which was transferred to the existing lender on February 4, 2011.  TCI paid the balance of the notes along with all accrued and unpaid interest and received a reduction in price of $0.4 million.

On March 28, 2014, TCI secured financing of $40.0 million from an independent third party.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $500,000 starting April 1, 2015.  The loan is secured by various equity interests in residential apartments.

On March 31, 2014, TCI entered into a settlement agreement relating to the Fenton Centre building which was transferred to the existing lender on June 7, 2011.  The total amount of the settlement was $7.0 million, $5.0 million was paid at the time of the settlement and the remaining $2.0 million will be paid out in equal monthly installments through November 5, 2015.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2014 (dollars in thousands):

Pillar
Related party receivable, December 31, 2013	$14,086
Cash transfers	27,227
Advisory fees	(2,242)
Fees and commissions	(392)
Cost reimbursements	(873)
Interest (to) from advisor	147
Net income fee	(490)
Expenses paid by Advisor	(529)
Financing (mortgage payments)	(2,076)
Sales/purchases transactions	(107)
Related party receivable, March 31, 2014	$34,751

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

NOTE 7. OPERATING SEGMENTS

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2014 and 2013, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2014	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$4,892	$15,681	$-	$-	$10	$20,583
Property operating expenses	3,205	6,796	-	311	5	10,317
Depreciation	1,820	2,691	-	-	(35)	4,476
Mortgage and loan interest	1,486	4,196	-	1,050	1,742	8,474
Deferred borrowing costs amortization	13	888	-	35	3	939
Loan charges and prepayment penalties	9	1,573	-	-	-	1,582
Interest income	-	-	-	-	4,117	4,117
Gain on land sales	-	-	-	753	-	753
Segment operating income (loss)	$(1,641)	$(463)	$-	$(643)	$2,412	$(335)
Capital expenditures	1,130	-	-	85	-	1,215
Real estate assets	130,838	375,296	-	167,692	-	673,826

Property Sales
Sales price	$-	$23,131	$-	$1,565	$-	$24,696
Cost of sale	-	17,078	-	812	-	17,890
Gain on sale	$-	$6,053	$-	$753	$-	$6,806

	Commercial
For the Three Months Ended March 31, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$5,377	$14,932	$-	$34	$7	$20,350
Property operating expenses	3,271	6,365	-	369	(23)	9,982
Depreciation	1,113	2,701	-	-	(59)	3,755
Mortgage and loan interest	1,341	4,665	-	1,536	1,902	9,444
Deferred borrowing costs amortizaion	22	2,342	-	61	36	2,461
Loan charges and prepayment penalties	-	3,937	-	-	-	3,937
Interest income	-	-	-	-	3,541	3,541
Loss on land sales	-	-	-	(35)	-	(35)
Segment operating income (loss)	$(370)	$(5,078)	$-	$(1,967)	$1,692	$(5,723)
Capital expenditures	678	31	-	53	-	762
Real estate assets	138,683	385,672	-	209,773	-	734,128

Property Sales
Sales price	$-	$25,300	$-	$2,250	$-	$27,550
Cost of sale	-	18,073	-	2,285	-	20,358
Gain (loss) on sale	$-	$7,227	$-	$(35)	$-	$7,192

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	March 31,
	2014	2013
Segment operating loss	$(335)	$(5,723)
Other non-segment items of income (expense)
General and administrative	(1,994)	(2,012)
Net income fee to related party	(490)	(56)
Advisory fee to related party	(2,242)	(2,554)
Other income	178	2,536
Loss on sale of investments	-	(8)
Earnings from unconsolidated investees	70	213
Litigation settlement	3,839	(45)
Income tax benefit	1,870	2,673
Net income (loss) from continuing operations	$896	$(4,976)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	March 31,
	2014	2013
Segment assets	$673,826	$734,128
Investments in unconsolidated investees	3,990	10,089
Notes and interest receivable	129,220	101,697
Other assets	133,120	244,505
Total assets	$940,156	$1,090,419

NOTE 8. DISCONTINUED OPERATIONS

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2014.   Included in discontinued operations are a total of two and 17 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and have one commercial property held for sale (1010 Common).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rental and other property revenues	$1,147	$8,949
	1,147	8,949
Expenses:
Property operating expenses	928	4,457
Depreciation	166	269
General and administrative	164	1,432
Total operating expenses	1,258	6,158

Other income (expense):
Other income	37	-
Mortgage and loan interest	(310)	(2,272)
Deferred borrowing costs amortization	(281)	(18)
Loan charges and prepayment penalties	-	(45)
Litigation settlement	(45)	(45)
Total other expenses	(599)	(2,380)

Loss from discontinued operations before gain on sale of real estate and tax	(710)	411
Gain on sale of real estate from discontinued operations	6,053	7,227
Income tax expense	(1,870)	(2,673)
Income from discontinued operations	$3,473	$4,965

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014 as income from discontinued operations.  This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 9. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

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

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2014; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income- producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principle case with the Clapper Parties was pending, but the abatement was recently lifted and the action against the law firm is expected to move forward. The only defendants in the litigation involving the Clapper Parties are ART and ART Midwest, Inc., which, together, had total assets and net worth, as of December 31, 2012, of approximately $10 million. In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero.

Subsequent to the sale of the ART stock in January 2012, ART instituted a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. In March 2014, the bankruptcy court dismissed the proceeding.

Management of the Company believes that the Company has no liability for any ultimate judgment in the proceeding involving the Clapper Parties; however, Management of the Company has serious reservations about the current collectability of the $10 million note and, accordingly, continues to maintain a full reservation of the value of such note at zero

Port Olpenitz

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

NOTE 10. EARNINGS PER SHARE

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

As of March 31, 2014, we have 3,353,954 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding.  These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

Of the outstanding 3,353,954 shares of Series A 10.0% cumulative convertible preferred stock, 300,000 shares are owned by ART Edina, Inc. and 600,000 shares are owned by ART Hotel Equities, Inc., both wholly owned subsidiaries of ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.  Realty Advisors, Inc., a related party, owns 2,451,435 shares of the outstanding shares and has accrued dividends unpaid of $14.5 million.

We have 135,000 shares of Series K Convertible Preferred Stock, which are held by TCI.  These shares may be converted into common stock at the rate of five shares of common stock to one share of preferred stock based on the daily closing price of the common stock.  These are considered in the computation of diluted earnings per share if the effect of applying the “if-converted” method is dilutive.

As of March 31, 2014, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.

As of March 31, 2014, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On April 3, 2014, TCI sold 1010 Common, a 512,593 square foot commercial building, located in New Orleans, LA, for a sales price of $16.6 million.  An estimated gain of $4.1 million will be recorded on the sale.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets.  We are an active buyer and seller of real estate and during the nine months ended March 31, 2014, we sold $24.8 million of land and income-producing properties. As of March 31, 2014, we owned 6,166 units in 36 residential apartment communities and 10 commercial properties comprising approximately 2.6 million rentable square feet.  In addition, we owned 4,209 acres of land held for development.

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

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2014 and 2013, we owned or had interests in a portfolio of 46 and 61 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of March 31for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2014 for the periods presented.

	March 31,
	2014	2013
Continuing operations	45	45
Held for sale/subsequent sales	1	16
Total property portfolio	46	61

Comparison of the three months ended March 31, 2014 to the same period ended 2013

For the three months ended March 31, 2014, we reported a net income applicable to common shares of $2.9 million or $0.25 per diluted earnings per share, as compared to a net loss applicable to common shares of $0.2 million or $0.02 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were $20.6 million for the three months ended March 31, 2014. This represents a increase of $0.2 million, as compared to the prior period revenues of $20.4 million. This change, by segment, is an increase in the apartment portfolio of $0.7 million, offset by a decrease in the commercial portfolio of $0.5 million.  Within the apartment portfolio there was an increase of $0.7 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging 95%. Our existing commercial portfolio decreased by $0.5 million in the same store properties. This decrease is due to lost rents from tenant vacancies.  We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $10.3 million for the three months ended March 31, 2014. This represents an increase of $0.3 million, as compared to the prior period operating expenses of $10.0 million. This change, by segment, is an increase in the apartment portfolio of $0.4 million, offset by a decrease in the commercial portfolio of $0.1 million.  Within the apartment portfolio, the increase relates to general repair and maintenance expense and real estate taxes.

Depreciation and amortization expense was $4.5 million for the three months ended March 31, 2014. This represents an increase of $0.7 million, as compared to the prior period expense of $3.8 million.  This change is attributable to the commercial portfolio due to new assets placed in service in the current period.

Other income (expense)

Interest income was $4.1 million for the three months ended March 31, 2014. This represents an increase of $0.6 million, as compared to the prior year income of $3.5 million.  This increase is due to new UHF notes that were acquired in December 2013.

Mortgage and loan interest expense was $8.5 million for the three months ended March 31, 2014. This represents a decrease of $0.9 million, as compared to the prior year expense of $9.4 million. This change by segment, is a decrease in the apartment portfolio of $0.4 million, a decrease in the land portfolio of $0.5 million, a decrease in the other portfolio of $0.1 million, offset by an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates. The decrease in the land portfolio was due to land sales.

Deferred borrowing costs amortization was $0.9 million for the three months ended March 31, 2014. This represents a decrease of $1.6 million as compared to the prior period expense of $2.5 million. The majority of the decrease is in the same store apartment portfolio due to the write off in the prior period of prior loan deferred borrowing costs upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $1.6 million for the three months ended March 31, 2014. This represents a decrease of $2.3 million, as compared to the prior period expense of $3.9 million. There were fewer refinances completed in the current period than in the prior period.

Due to the litigation settlement and the prepayment option relating to the Amoco Building, the outstanding balance of the note was forgiven.

Gain on land sales increased for the three months ended March 31, 2014.  In the current period we sold 6.31 acres of land in one transaction for a sales price of $1.6 million and recorded a gain of $0.8 million.  In the prior period, we sold 28.42 acres of land in two separate transactions for an aggregate sales price of $2.75 million and recorded a loss of $0.1 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2014. Included in discontinued operations are a total of two and 17 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods. In 2014, we sold one apartment complex (Pecan Pointe) and have one commercial property held for sale (1010 Common). In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rental and other property revenues	$1,147	$8,949
	1,147	8,949
Expenses:
Property operating expenses	928	4,457
Depreciation	166	269
General and administrative	164	1,432
Total operating expenses	1,258	6,158

Other income (expense):
Other income	37	-
Mortgage and loan interest	(310)	(2,272)
Deferred borrowing costs amortization	(281)	(18)
Loan charges and prepayment penalties	-	(45)
Litigation settlement	(45)	(45)
Total other expenses	(599)	(2,380)

Loss from discontinued operations before gain on sale of real estate and tax	(710)	411
Gain on sale of real estate from discontinued operations	6,053	7,227
Income tax expense	(1,870)	(2,673)
Income from discontinued operations	$3,473	$4,965

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2014	2013	Variance

Net cash used in operating activities	$(15,187)	$(9,070)	$(6,117)
Net cash provided by investing activities	$14,518	$23,733	$(9,215)
Net cash provided by (used in) financing activities	$2,616	$(23,542)	$26,158

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  We received more interest payments from our notes receivables in the current period and used more cash to pay down related party payables and other payables than in the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   Sales in the current period were consistent with the prior period.  The majority of the decrease is related to the acquisition of notes receivables and land held for development.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  Proceeds from notes payable associated with new loans and refinancing provided more cash in the current period to be used in operations.

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

Tax Matters

During the third quarter 2012, Realty Advisors Management, Inc. (“RAMI”) subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by the RAMI group.  As a result, ARL joined the RAMI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2014 and a loss in 2013 and 2012, therefore, it recorded no provision for income taxes.

At March 31, 2014, ARL had a net deferred tax asset of $122.9 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2014, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$59,169	4.73%	$592
Total decrease in ARL’s annual net income			592
Per share			$0.05

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the first quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2013			986,750	263,250
January 31, 2014	-	$-	986,750	263,250
February 28, 2014	-	$-	986,750	263,250
March 31, 2014	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)