Form 10-Q
period 2014-06-30
AMERICAN REALTY INVESTORS INC
filed 2014-08-14
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	14,027,619
(Class)	(Outstanding at August 5, 2014)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$770,583	$799,698
Real estate held for sale at cost, net of depreciation ($1,489 for 2014 and $2,390 for 2013)	627	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,124 for 2014 and $1,949 for 2013)	23,087	27,598
Less accumulated depreciation	(123,137)	(143,429)
Total real estate	671,160	700,294
Notes and interest receivable
Performing (including $146,813 in 2014 and $145,754 in 2013 from related parties)	154,410	153,275
Non-performing	3,141	3,140
Less allowance for doubtful accounts (including $15,809 in 2014 and 2013 from related parties)	(19,537)	(19,600)
Total notes and interest receivable	138,014	136,815
Cash and cash equivalents	13,721	16,437
Restricted cash	26,171	32,929
Investments in unconsolidated subsidiaries and investees	3,833	3,789
Receivable from related party	26,094	14,086
Other assets	43,232	38,972
Total assets	$922,225	$943,322

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$621,663	$618,930
Notes related to assets held for sale	3,006	17,100
Notes related to subject to sales contracts	20,758	23,012
Deferred revenue (including $74,303 in 2014 and 2013 from sales to related parties)	76,148	76,148
Accounts payable and other liabilities (including $16,522 in 2014 and $15,394 in 2013 to related parties)	60,757	73,271
	782,332	808,461

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 3,353,954 shares in 2014 and 2013 (liquidation preference $10 per share), including 900,000 shares in 2014 and 2013 held by ARL or subsidiaries. Series K: $2.00 par value, authorized, issued and outstanding 0 shares in 2014 and 135,000 shares in 2013, respectively (liquidation preference $22 per share)	4,908	4,908
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 11,941,174 shares and outstanding 11,525,389 shares in 2014 and 2013	115	115
Treasury stock at cost; 415,785 shares in 2014 and 2013 and 229,214 shares held by TCI (consolidated) as of 2014 and 2013	(6,395)	(6,395)
Paid-in capital	101,584	102,974
Retained earnings	(6,727)	(11,795)
Total American Realty Investors, Inc. shareholders' equity	93,485	89,807
Non-controlling interest	46,408	45,054
Total equity	139,893	134,861
Total liabilities and equity	$922,225	$943,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $175 and $166 for the three months and $350 and $331 for the six months ended 2014 and 2013, respectively, from related parties)	$20,848	$20,402	$41,321	$40,637

Expenses:
Property operating expenses (including $158 and $169 for the three months and $313 and $372 for the six months ended 2014 and 2013, respectively, from related parties)	10,319	9,416	20,578	19,338
Depreciation and amortization	4,481	4,331	8,952	8,080
General and administrative (including $842 and $997 for the three months and $1,760 and $1,887 for the six months ended 2014 and 2013, respectively, from related parties)	3,196	2,041	5,188	4,053
Provision on impairment of notes receivable and real estate assets	-	800	-	800
Net income fee to related party	210	48	700	104
Advisory fee to related party	2,202	2,487	4,445	5,042
Total operating expenses	20,408	19,123	39,863	37,417
Operating income	440	1,279	1,458	3,220

Other income (expenses):
Interest income (including $5,959 and $3,520 for the three months and $9,994 and $6,856 for the six months ended 2014 and 2013, respectively, from related parties)	6,041	3,512	10,158	7,053
Other income	232	149	411	2,685
Mortgage and loan interest (including $933 and $771 for the three months and $1,700 and $1,681 for the six months ended 2014 and 2013, respectively, from related parties)	(9,746)	(9,285)	(18,212)	(18,720)
Deferred borrowing costs amortization	(343)	31	(1,282)	(2,429)
Loan charges and prepayment penalties	-	(180)	(1,582)	(4,117)
Loss on sale of investments	-	-	-	(8)
Earnings from unconsolidated subsidiaries and investees	(124)	(25)	(54)	188
Litigation settlement	(86)	57	3,752	12
Total other expenses	(4,026)	(5,741)	(6,809)	(15,336)
Loss before gain on land sales, non-controlling interest, and taxes	(3,586)	(4,462)	(5,351)	(12,116)
Gain (loss) on land sales	(159)	-	594	(35)
Net loss from continuing operations before taxes	(3,745)	(4,462)	(4,757)	(12,151)
Income tax benefit	2,035	5,217	3,918	7,905
Net income (loss) from continuing operations	(1,710)	755	(839)	(4,246)
Discontinued operations:
Net loss from discontinued operations	(1,189)	(3,168)	(1,862)	(2,716)
Gain on sale of real estate from discontinued operations	7,003	18,074	13,057	25,301
Income tax expense from discontinued operations	(2,035)	(5,217)	(3,918)	(7,905)
Net income from discontinued operations	3,779	9,689	7,277	14,680
Net income	2,069	10,444	6,438	10,434
Net income attributable to non-controlling interest	(551)	(2,090)	(1,370)	(1,706)
Net income attributable to American Realty Investors, Inc.	1,518	8,354	5,068	8,728
Preferred dividend requirement	(613)	(613)	(1,226)	(1,226)
Net income applicable to common shares	$905	$7,741	$3,842	$7,502

Earnings per share - basic
Net loss from continuing operations	$(0.25)	$(0.17)	$(0.30)	$(0.62)
Net income from discontinued operations	0.33	0.84	0.63	1.27
Net income applicable to common shares	$0.08	$0.67	$0.33	$0.65

Earnings per share - diluted
Net loss from continuing operations	$(0.25)	$(0.17)	$(0.30)	$(0.62)
Net income from discontinued operations	0.33	0.84	0.63	1.27
Net income applicable to common shares	$0.08	$0.67	$0.33	$0.65

Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$(2,261)	$(1,335)	$(2,209)	$(5,952)
Net income from discontinued operations	3,779	9,689	7,277	14,680
Net income applicable to American Realty Investors, Inc.	$1,518	$8,354	$5,068	$8,728

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2014
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2013	$134,861	$(93,213)	$4,908	11,941,174	$115	$(6,395)	$102,974	$(11,795)	$-	$45,054
Net income	6,438	6,438	-	-	-	-	-	5,068	-	1,370
Distribution to non-controlling interests	(16)	-	-	-	-	-	-	-	-	(16)
Sale of non-controlling interests	(164)	-	-	-	-	-	(164)	-	-	-
Series A preferred stock dividend ($1.00 per share)	(1,226)	-	-	-	-	-	(1,226)	-	-	-
Balance, June 30, 2014	$139,893	$(86,775)	$4,908	11,941,174	$115	$(6,395)	$101,584	$(6,727)	$-	$46,408

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)

Net income	$6,438	$10,434
Other comprehensive income (loss)	-	-
Total comprehensive income	6,438	10,434
Comprehensive income attributable to non-controlling interest	(1,370)	(1,706)
Comprehensive income attributable to American Realty Investors, Inc.	$5,068	$8,728

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended
	June 30,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$6,438	$10,434
Adjustments to reconcile net income (loss) applicable to common shares to net cash flow from operating activities:
(Gain) loss on sale of land	(594)	35
Gain on sale of income-producing properties	(13,057)	(25,301)
Depreciation and amortization	9,146	10,816
Provision for impairment of notes receivable and real estate assets	-	800
Amortization of deferred borrowing costs	1,561	3,441
Earnings from unconsolidated subsidiaries and investees	54	(188)
Decrease (increase) in assets:
Accrued interest receivable	7,249	(677)
Other assets	809	-
Prepaid expense	(1,214)	(982)
Escrow	8,320	10,329
Earnest money	335	900
Rent receivables	(323)	2,991
Related party receivables	-	(871)
Decrease in liabilities:
Accrued interest payable	36	(1,472)
Payable to related parties	(12,008)	(10,922)
Other liabilities	(12,444)	(11,934)
Net cash used in operating activities	(5,692)	(12,601)

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	2,855
Origination or advances of notes receivable	(8,385)	(198)
Acquisition of land held for development	(3,425)	(7)
Proceeds from sale of income-producing properties	39,271	73,494
Proceeds from sale of land	2,221	2,550
Investment in unconsolidated real estate entities	(98)	(2,059)
Improvement of land held for development	(181)	(291)
Improvement of income-producing properties	(3,137)	(3,333)
Acquisition of non-controlling interest	-	(79)
Sale of non-controlling interest	(83)	-
Sale of controlling interest	-	52
Construction and development of new properties	(620)	(179)
Net cash provided by investing activities	25,563	72,805

Cash Flow From Financing Activities:
Proceeds from notes payable	64,739	137,522
Recurring amortization of principal on notes payable	(10,530)	(8,878)
Payments on maturing notes payable	(69,884)	(193,621)
Stock-secured borrowings	(376)	(411)
Deferred financing costs	(5,213)	(1,302)
Distributions to non-controlling interests	(97)	(96)
Preferred stock dividends - Series A	(1,226)	(1,226)
Net cash used in financing activities	(22,587)	(68,012)

Net increase (decrease) in cash and cash equivalents	(2,716)	(7,808)
Cash and cash equivalents, beginning of period	16,437	17,141
Cash and cash equivalents, end of period	$13,721	$9,333

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,598	$23,047

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 87.4% of ARL’s stock is owned by related parties.  Subsidiaries of ARL own approximately 83.8% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.  During the third quarter 2012, Realty Advisors Management, Inc. (“RAMI”) and its subsidiaries acquired more than 80% of ARL stock and as a result, ARL joined the RAMI consolidated group for federal income tax reporting.  We have no employees.

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

Properties

We own or had interests in a total property portfolio of 45 income-producing properties as of June 30, 2014.  The properties consisted of:

•	Nine commercial properties consisting of five office buildings, one industrial warehouse, and three retail centers comprising in aggregate approximately 2.1 million rentable square feet;

•	36 apartment communities totaling 6,166 units, excluding apartments being developed; and

•	4,155 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At June 30, 2014, we had no apartment projects in development.  The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2014 (dollars in thousands):

Apartments	$436,211
Commercial properties	178,338
Land held for development	156,034
Real estate held for sale	2,116
Real estate subject to sales contract	25,211
Total real estate	$797,910
Less accumulated depreciation	(126,750)
Total real estate, net of depreciation	$671,160

The highlights of our significant real estate transactions for the six months ended June 30, 2014 are listed below:

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

On April 3, 2014, TCI sold 1010 Common, a 512,593 square foot commercial building, located in New Orleans, Louisiana, for a sales price of $16.6 million to an independent third party.  A gain of $7.0 million was recorded on the sale.

As of June 30, 2014, there is one apartment complex, one commercial building and 134 acres of land that TCI has sold to a related party and has deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent it feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2014, we have expended $0.6 million related to the construction or predevelopment of various apartment complexes.

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

 Our mortgage notes receivable consist of first, wraparound and junior mortgage loans (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Miscellaneous non-related party notes	Various	Various	$ 3,297	Various secured interests
Miscellaneous related party notes (1)	Various	Various	3,441	Various secured interests
One Realco Corporation (1) (2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.20%	20,387	Unsecured
S Breeze I-V, LLC	06/14	5.00%	3,314	6% Class A and 25% Class B Limited Partner Interests
Woodhaven-Hawthorn, Inc. (1)	10/19	5.50%	985	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Membership Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Membership Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Membership Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Membership Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Membership Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Membership Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	12/13	5.00%	6,000	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	17,928	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/19	12.00%	1,810	Unsecured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/17	12.00%	1,156	Unsecured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Unsecured
Accrued interest			11,471
Total Performing			$ 154,410

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Miscellaneous non-related party notes	Various	Various	507	Various secured interests
Accrued interest			57
Total Non-Performing			$ 3,141

Allowance for doubtful accounts			(19,537)
Total			$ 138,014

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note

At June 30, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $131.0 million. We recognized interest income of $7.8 million related to these notes receivables.

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

On March 31, 2014, TCI invested $3.2 million of notes and accrued interest receivable from Foundation for Better Housing, Inc. for the acquisition and refinance of Preserve at Prairie Pointe.  The notes accrue interest at 12% and mature at various times.

On April 1, 2014, TCI invested $4.0 million of a note and accrued interest receivable from Foundation for Better Housing, Inc. for the acquisition of Vista Ridge.  The note accrues interest at 12% and matures in April 2019.

NOTE 4. INVESTMENT IN UNCONSOLIDATED INVESTEES

Investments in unconsolidated investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting.

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	June 30, 2014	June 30, 2013
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of June 30,	2014	2013
Real estate, net of accumulated depreciation	$10,832	$11,153
Notes receivable	6,934	6,367
Other assets	31,107	31,589
Notes payable	(11,002)	(12,490)
Other liabilities	(6,631)	(7,093)
Shareholders' equity	(31,240)	(29,526)

For the Six Months Ended June 30,	2014	2013
Revenue	$23,990	$23,029
Depreciation	(575)	(589)
Operating expenses	(22,121)	(20,946)
Interest expense	(445)	(534)
Income from continuing operations	849	960
Income from discontinued operations	-	-
Net income	$849	$960

Company's proportionate share of earnings (1)	$170	$192

(1) Earnings represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$406,222	$1,199	$407,421
Commercial	101,855	463	102,318
Land	88,344	117	88,461
Real estate held for sale	2,203	-	2,203
Real estate subject to sales contract	19,174	1,584	20,758
Other	24,174	92	24,266

Total	$641,972	$3,455	$645,427

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

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

On February 12, 2014, TCI exercised the first prepayment option on the settlement relating to the Amoco Building and paid $1.2 million to settle all obligations.  The remaining balance of the note in the amount of $3.5 million, along with accrued interest, was forgiven.  The 135,000 shares of Series K Convertible Preferred Stock of ARL that was pledged to the lender has been released to TCI.  The Series K preferred stock was cancelled May 7, 2014.

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

On March 28, 2014, TCI secured financing of $40.0 million from an independent third party.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $500,000 starting April 1, 2015.  The loan is secured by various equity interests in residential apartments and can be prepaid at a penalty rate of 4% for year 1 with the penalty declining by 1% each year thereafter.

On March 31, 2014, TCI entered into a settlement agreement relating to the Fenton Centre building which was transferred to the existing lender on June 7, 2011.  The total amount of the settlement was $7.0 million, $5.0 million was paid at the time of the settlement and the remaining $2.0 million will be paid out in equal monthly installments through November 5, 2015.

On May 28, 2014, a $1.5 million principal payment was made to the existing Realty Advisors, Inc. mortgage and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.75 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account.  The principal balance is allocated based on the land valuation.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2014 (dollars in thousands):

Pillar
Related party receivable, December 31, 2013	$14,086
Cash transfers	27,262
Advisory fees	(4,445)
Fees and commissions	(1,194)
Cost reimbursements	(1,670)
Interest (to) from advisor	490
Notes receivable purchased	(8,437)
Net income fee	(700)
Expenses paid by Advisor	(1,317)
Financing (mortgage payments)	1,669
Sales/purchases transactions	350
Related party receivable, June 30, 2014	$26,094

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

Presented below is our reportable segments’ operating income for the three and six months ended June 30, 2014 and 2013, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended June 30, 2014	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$4,775	$16,055	$-	$-	$18	$20,848
Property operating expenses	3,168	6,871	-	280	-	10,319
Depreciation	1,758	2,741	-	-	(18)	4,481
Mortgage and loan interest	1,637	4,161	-	1,412	2,536	9,746
Deferred borrowing costs amortization	8	104	-	46	185	343
Interest income	-	-	-	-	6,041	6,041
Gain on land sales	-	-	-	(159)	-	(159)
Segment operating income (loss)	$(1,796)	$2,178	$-	$(1,897)	$3,356	$1,841
Capital expenditures	1,862	99	-	159	-	2,120
Real estate assets	131,193	372,674	-	167,293	-	671,160

Property Sales
Sales price	$16,600	$-	$-	$717	$-	$17,317
Cost of sale	9,597	-	-	876	-	10,473
Gain (loss) on sale	$7,003	$-	$-	$(159)	$-	$6,844

	Commercial
For the Three Months Ended June 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$5,121	$15,252	$-	$22	$7	$20,402
Property operating expenses	2,383	6,645	-	356	32	9,416
Depreciation	1,669	2,701	-	-	(39)	4,331
Mortgage and loan interest	1,655	4,336	-	1,504	1,790	9,285
Deferred borrowing costs amortizaion	21	(94)	-	35	7	(31)
Loan charges and prepayment penalties	-	-	-	-	180	180
Interest income	-	-	-	-	3,512	3,512
Segment operating income (loss)	$(607)	$1,664	$-	$(1,873)	$1,549	$733
Capital expenditures	2,236	79	-	-	-	2,315
Real estate assets	138,990	383,068	-	210,095	-	732,153

Property Sales
Sales price	$26,974	$24,822	$-	$-	$-	$51,796
Cost of sale	14,914	18,808	-	-	-	33,722
Gain on sale	$12,060	$6,014	$-	$-	$-	$18,074

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	June 30,
	2014	2013
Segment operating income	$1,841	$733
Other non-segment items of income (expense)
General and administrative	(3,196)	(2,041)
Net income fee to related party	(210)	(48)
Advisory fee to related party	(2,202)	(2,487)
Other income	232	149
Provision on impairment of notes receivable and real estate assets	-	(800)
Earnings from unconsolidated investees	(124)	(25)
Litigation settlement	(86)	57
Income tax benefit	2,035	5,217
Net income (loss) from continuing operations	$(1,710)	$755

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2014	2013
Segment assets	$671,160	$732,153
Investments in unconsolidated investees	3,833	10,415
Notes and interest receivable	138,014	103,690
Other assets	109,218	212,355
Total assets	$922,225	$1,058,613

	Commercial
For the Six Months Ended June 30, 2014	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$9,557	$31,736	$-	$-	$28	$41,321
Property operating expenses	6,315	13,668	-	590	5	20,578
Depreciation	3,571	5,435	-	(54)	-	8,952
Mortgage and loan interest	3,114	8,357	-	2,462	4,279	18,212
Deferred borrowing costs amortization	21	992	-	81	188	1,282
Loan charges and prepayment penalties	9	1,573	-	-	-	1,582
Interest income	-	-	-	-	10,158	10,158
Gain on land sales	-	-	-	594	-	594
Segment operating income (loss)	$(3,473)	$1,711	$-	$(2,485)	$5,714	$1,467
Capital expenditures	2,992	99	-	151	-	3,242
Real estate assets	131,193	372,674	-	167,293	-	671,160

Property Sales
Sales price	$16,600	$23,131	$-	$717	$-	$40,448
Cost of sale	9,597	17,077	-	123	-	26,797
Gain on sale	$7,003	$6,054	$-	$594	$-	$13,651

	Commercial
For the Six Months Ended June 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$10,384	$30,183	$-	$56	$14	$40,637
Property operating expenses	5,594	13,009	-	726	9	19,338
Depreciation	2,777	5,401	-	-	(98)	8,080
Mortgage and loan interest	2,986	9,000	-	3,041	3,693	18,720
Deferred borrowing costs amortizaion	43	2,247	-	97	42	2,429
Loan charges and prepayment penalties	-	3,937	-	-	180	4,117
Interest income	-	-	-	-	7,053	7,053
Loss on land sales	-	-	-	(35)	-	(35)
Segment operating income (loss)	$(1,016)	$(3,411)	$-	$(3,843)	$3,241	$(5,029)
Capital expenditures	2,913	110	-	281	-	3,304
Real estate assets	138,990	383,068	-	210,095	-	732,153

Property Sales
Sales price	$26,974	$50,122	$-	$2,250	$-	$79,346
Cost of sale	14,914	36,881	-	2,285	-	54,080
Gain (loss) on sale	$12,060	$13,241	$-	$(35)	$-	$25,266

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Six Months Ended
	June 30,
	2014	2013
Segment operating income (loss)	$1,467	$(5,029)
Other non-segment items of income (expense)
General and administrative	(5,188)	(4,053)
Net income fee to related party	(700)	(104)
Advisory fee to related party	(4,445)	(5,042)
Other income	411	2,685
Loss on sale of investments	-	(8)
Provision on impairment of notes receivable and real estate assets	-	(800)
Earnings from unconsolidated investees	(54)	188
Litigation settlement	3,752	12
Income tax benefit	3,918	7,905
Net loss from continuing operations	$(839)	$(4,246)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	June 30,
	2014	2013
Segment assets	$671,160	$732,153
Investments in unconsolidated investees	3,833	10,415
Notes and interest receivable	138,014	103,690
Other assets	109,218	212,355
Total assets	$922,225	$1,058,613

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2014.   Included in discontinued operations are a total of three and 18 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and one commercial property (1010 Common) and have one commercial property held for sale (Sesame Square).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental and other property revenues	$(7)	$8,039	$1,251	$17,103
	(7)	8,039	1,251	17,103
Expenses:
Property operating expenses	221	3,374	1,208	7,891
Depreciation	21	1,297	193	2,735
General and administrative	140	271	305	540
Total operating expenses	382	4,942	1,706	11,166

Other income (expense):
Other income	(528)	20	(491)	20
Mortgage and loan interest	(70)	(2,047)	(388)	(4,326)
Deferred borrowing costs amortization	3	(993)	(278)	(1,012)
Loan charges and prepayment penalties	-	(3,200)	-	(3,245)
Litigation settlement	(205)	(45)	(250)	(90)
Total other expenses	(800)	(6,265)	(1,407)	(8,653)

Loss from discontinued operations before gain on sale of real estate and tax	(1,189)	(3,168)	(1,862)	(2,716)
Gain on sale of real estate from discontinued operations	7,003	18,074	13,057	25,301
Income tax expense	(2,035)	(5,217)	(3,918)	(7,905)
Income from discontinued operations	$3,779	$9,689	$7,277	$14,680

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

In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was recently lifted and the action against the law firm is expected to move forward. The only defendants in the litigation involving the Clapper Parties are ART and ART Midwest, Inc., which, together, had total assets and net worth, as of December 31, 2012, of approximately $10 million. In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero.

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

As of June 30, 2014, we have 3,353,954 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding.  These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

Of the outstanding 3,353,954 shares of Series A 10.0% cumulative convertible preferred stock, 300,000 shares are owned by ART Edina, Inc. and 600,000 shares are owned by ART Hotel Equities, Inc., both wholly owned subsidiaries of ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.  As of May 30, 2014, the shares were transferred to ARL.

As of June 30, 2014 Realty Advisors, Inc., a related party, owns 2,451,435 shares of the outstanding Series A convertible preferred shares and has accrued dividends unpaid of $15.1 million.   On July 17, 2014, Realty Advisors, Inc. requested that 890,797 shares of ARI Series A Cumulative Convertible Preferred Stock be converted into ARL Common Stock.  This resulted in the issuance of 2,502,230 shares of ARL Common Stock, converted at $6.07 per share.  The surrendered shares had accumulated dividends due of $6.3 million.

The Company had 135,000 shares of Series K convertible preferred stock, which were held by TCI and used as collateral on a note.  The note has been paid in full and the Series K preferred stock was cancelled May 7, 2014.

As of June 30, 2014, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015 if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.

As of June 30, 2014, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On July 1, 2014, TCI invested $5.9 million and $6.1 million in notes receivable from HGH Residential, LLC relating to the acquisition of an apartment complex known as Park West I and II in Pueblo, CO and the development of an apartment complex known as Tradewinds in Midland, TX.

On July 17, 2014, Realty Advisors, Inc. requested that 890,797 shares of ARI Series A Cumulative Convertible Preferred Stock be converted into ARL Common Stock.  This resulted in the issuance of 2,502,230 new shares of ARL Common Stock, converted at $6.07 per share.

On July 25, 2014, TCI sold 24.498 acres of land known as Stanley Tools and Kelly Lots located in Farmers Branch, Texas to an independent third party.  TCI paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on another existing mortgage related to another parcel of land located in McKinney, Texas.  There was no gain or loss on the land parcel sale.

On July 31, 2014, TCI refinanced the existing mortgage on Desoto Ranch apartments, a 248-unit complex located in Desoto, Texas, for a new mortgage of $15.7 million.  TCI paid off the existing mortgage of $15.7 million and $0.5 million in closing costs.   The note accrues interest at 3.5% and payments of interest and principal are due monthly, maturing June 1, 2050.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets.  We are an active buyer and seller of real estate and during the six months ended June 30, 2014, we sold $42.1 million of land and income-producing properties. As of June 30, 2014, we owned 6,166 units in 36 residential apartment communities and nine commercial properties comprising approximately 2.1 million rentable square feet.  In addition, we owned 4,155 acres of land held for development.

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

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At June 30, 2014 and 2013, we owned or had interests in a portfolio of 45 and 57 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of June 30 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of June 30, 2014 for the periods presented.

	June 30,
	2014	2013
Continuing operations	44	44
Held for sale/subsequent sales	1	13
Total property portfolio	45	57

Comparison of the three months ended June 30, 2014 to the same period ended 2013

For the three months ended June 30, 2014, we reported a net income applicable to common shares of $0.9 million or $0.08 per diluted earnings per share, as compared to a net income applicable to common shares of $7.7 million or $0.67 per diluted earnings per share for the same period ended 2013. The Company’s commitment to first stabilizing, then enhancing value to our real estate portfolios has proven successful evidenced by our improved results of our operations.

Revenues

Rental and other property revenues were $20.8 million for the three months ended June 30, 2014. This represents an increase of $0.4 million, as compared to the prior period revenues of $20.4 million. This change, by segment, is an increase in the apartment portfolio of $0.8 million, offset by a decrease in the commercial portfolio of $0.4 million.  Within the apartment portfolio there was an increase of $0.8 million in the same property portfolio. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 95% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our existing commercial portfolio decreased by $0.4 million in the same store properties.  Our commercial portfolio expects to continue to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $10.3 million for the three months ended June 30, 2014. This represents an increase of $0.9 million, as compared to the prior period operating expenses of $9.4 million. This change, by segment, is an increase in the apartment portfolio of $0.2 million and an increase in the commercial portfolio of $0.7 million.  Within the apartment portfolio and commercial portfolios the increases were due to both an increase in the current period real estate taxes and prior period tax refunds received for several properties. There were also some non-recurring repair projects completed for both residential and commercial portfolios in the current period.

General and administrative expenses were $3.2 million dollars for the three months ended June 30, 2014. This represents an increase of $1.2 million, as compared to the prior period general and administrative expenses of $2.0 million. The majority of this change, by segment, is a decrease in the land portfolio of $0.1 million and an increase in the other portfolio of $1.3 million. Within the land portfolio the decrease of $0.1 million is due to a reduction in professional fees. Within the other portfolio, the increase of $1.3 million was mainly due to professional fees and franchise taxes.

There were no provision on impairment of notes receivable and real estate assets for the three months ending June 30, 2014. This represents a decrease of $0.8 million dollars, as compared to the prior period provision on impairment of notes receivable and real estate assets of $0.8 million dollars. This decrease is due to the write off of a notes receivable balance, in the prior period.

Advisory fees were $2.2 million for the three months ended June 30, 2014.  This represents a decrease of $0.3 million, as compared to the prior period advisory fees of $2.5 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $6.0 million for the three months ending June 30, 2014. This represents an increase of $2.5 million, as compared to the prior period Interest income of $3.5 million dollars. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.   There was no mid-year surplus cash collected for the prior period.

Mortgage and loan interest expense was $9.7 million for the three months ended June 30, 2014. This represents an increase of $0.4 million, as compared to the prior year expense of $9.3 million. This change by segment, is a decrease in the apartment portfolio of $0.2 million, a decrease in the land portfolio of $0.1 million, offset by an increase in the other portfolio of $0.7 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates. The decrease in the land portfolio relates to principal payments made during the periods, thereby requiring less future interest to be paid on debt obligations.  Within the other portfolio, the majority of the increase is due to an increase in the interest paid to our Advisor.

Deferred borrowing costs amortization was $0.3 million for the three months ended June 30, 2014. This represents an increase of $0.3 million as compared to the prior period expense of ($0.03) million. The majority of this change, by segment, is an increase in the apartment portfolio of $0.2 million and an increase in the other portfolio of $0.2 million.

Loss on land sales was $0.2 million for the three months ended June 30, 2014.  In the current period we sold 36.9 acres of land in one transaction for a sales price of $0.7 million and recorded a gain of $0.07 million. In another transaction, in the current period, we sold 38.5 acres for a sales price of $0.3 million and recorded a loss of $0.2 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2014.   Included in discontinued operations are a total of three and 18 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and one commercial property (1010 Common) and have one commercial property held for sale (Sesame Square).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended June 30,
	2014	2013
Revenues:
Rental and other property revenues	$(7)	$8,039
	(7)	8,039
Expenses:
Property operating expenses	(499)	3,374
Depreciation	21	1,297
General and administrative	140	271
Total operating expenses	(338)	4,942

Other income (expense):
Other income	(528)	20
Mortgage and loan interest	(70)	(2,047)
Deferred borrowing costs amortization	3	(993)
Loan charges and prepayment penalties	-	(3,200)
Litigation settlement	(205)	(45)
Total other expenses	(800)	(6,265)

Loss from discontinued operations before gain on sale of real estate and tax	(469)	(3,168)
Gain on sale of real estate from discontinued operations	6,283	18,074
Income tax expense	(2,035)	(5,217)
Income from discontinued operations	$3,779	$9,689

Comparison of the six months ended June 30, 2014 to the same period ended 2013

For the six months ended June 30, 2014, we reported a net income applicable to common shares of $3.8 million or $0.33 per diluted earnings per share, as compared to a net income applicable to common shares of $7.5 million or $0.65 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were $41.3 million for the six months ended June 30, 2014. This represents an increase of $0.7 million, as compared to the prior period revenues of $40.6 million. This change, by segment, is an increase in the apartment portfolio of $1.5 million, offset by a decrease in the commercial portfolio of $0.8 million.  Within the apartment portfolio there was an increase of $1.5 million in the same property portfolio. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 95% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our existing commercial portfolio decreased by $0.8 million in the same store properties.  Our commercial portfolio expects to continue to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $20.6 million for the six months ended June 30, 2014. This represents an increase of $1.3 million, as compared to the prior period operating expenses of $19.3 million. This change, by segment, is an increase in the apartment portfolio of $0.7 million and an increase in the commercial portfolio of $0.7 million, offset by a decrease of $0.1 million in our land portfolio.  Within the apartment portfolio and commercial portfolios the increases were due to both an increase in the current period real estate taxes and prior period tax refunds received for several properties. There were also some non-recurring repair projects completed for both residential and commercial portfolios in the current period.  Within the land portfolio, the decrease of $0.1 million was mainly due to a decrease in real estate taxes and professional services.

Depreciation and amortization expenses were $9.0 million for the six months ended June 30, 2014. This represents an increase of $0.9 million as compared to prior period depreciation of $8.1 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $5.2 million dollars for the six months ended June 30, 2014. This represents an increase of $1.1 million, as compared to the prior period general and administrative expenses of $4.1 million. This change, by segment, is a decrease in the land portfolio of $0.3 million and an increase in the other portfolio of $1.4 million. Within the land portfolio the decrease of $0.3 million is due to a reduction in professional fees. Within the other portfolio, the increase of $1.4 million was mainly due to professional fees and franchise taxes.

Net income fee was $0.7 million for the six months ended June 30, 2014.  This represents an increase of $0.6 million, as compared to the prior period net income fee of $0.1 million.  The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $4.4 million for the six months ended June 30, 2014.  This represents a decrease of $0.6 million, as compared to the prior period advisory fees of $5.0 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $10.2 million for the six months ending June 30, 2014. This represents an increase of $3.1 million, as compared to the prior period Interest income of $7.1 million dollars. The majority of the increase is due to the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.   There was no mid-year surplus cash collected for the prior period.

Other income was $0.4 million for the six months ending June 30, 2014. This represents a decrease of $2.3 million as compared to the prior period other income of $2.7 million.  This decrease is due largely to the income recognized in the prior period relating to a released contingency on a sold commercial property.

Mortgage and loan interest expense was $18.2 million for the six months ended June 30, 2014. This represents a decrease of $0.5 million, as compared to the prior period expense of $18.7 million. The majority of this change, by segment, is a decrease in the apartment portfolio of $0.6 million and a decrease in the land portfolio of $0.6 million, offset by an increase in the other portfolio of $0.6 million, and an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  Within the other portfolio, the majority of the increase is due to an increase in the interest owed to our Advisor.  The decrease in the land portfolio relates to principal payments made during the periods, thereby requiring less future interest to be paid on debt obligations.

Deferred borrowing costs amortization was $1.3 million for the six months ended June 30, 2014. This represents a decrease of $1.1 million as compared to the prior period expense of $2.4 million. This change, by segment, is a decrease in the apartment portfolio of $1.3 million and an increase in the other portfolio of $0.2 million. Within the apartment portfolio the majority of the decrease is due to prior period refinances on several properties. Within the other portfolio, the increase is due to the Medley Financing loan secured in the current period.

Loan charges and prepayment penalties were $1.6 million for the six months ended June 30, 2014. This represents a decrease of $2.5 million, as compared to the prior period expense of $4.1 million. There were fewer refinances completed in the current period than in the prior period.

Litigation settlement expenses were $3.8 million for the six months ended June 30, 2014.   The majority of this relates to the settlement with Petra CRE CDO relating to the Amoco Building in which the balance in the amount of $3.5 million was forgiven.

Gain on land sales was $0.6 million for the six months ended June 30, 2014.  In the current period we sold 36.9 acres of land in one transaction for a sales price of $0.7 million and recorded a gain of $0.07 million. In another transaction we sold 6.31 acres of land for a sales price of $1.6 million and recorded a gain of $0.8 million.  We also, in the current period, sold 38.5 acres for a sales price of $0.3 million and recorded a loss of $0.2 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended June 30, 2014.   Included in discontinued operations are a total of three and 18 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe) and one commercial property (1010 Common) and have one commercial property held for sale (Sesame Square).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Six Months Ended June 30,
	2014	2013
Revenues:
Rental and other property revenues	$1,251	$17,103
	1,251	17,103
Expenses:
Property operating expenses	488	7,891
Depreciation	193	2,735
General and administrative	305	540
Total operating expenses	986	11,166

Other income (expense):
Other income	(490)	20
Mortgage and loan interest	(389)	(4,326)
Deferred borrowing costs amortization	(278)	(1,012)
Loan charges and prepayment penalties	-	(3,245)
Litigation settlement	(250)	(90)
Total other expenses	(1,407)	(8,653)

Loss from discontinued operations before gain on sale of real estate and tax	(1,142)	(2,716)
Gain on sale of real estate from discontinued operations	12,337	25,301
Income tax expense	(3,918)	(7,905)
Income from discontinued operations	$7,277	$14,680

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2014	2013	Variance

Net cash used in operating activities	$(5,692)	$(12,601)	$6,909
Net cash provided by investing activities	$25,563	$72,805	$(47,242)
Net cash used in financing activities	$(22,587)	$(68,012)	$45,425

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  In the current period, we incurred more interest receivable compared to the prior period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.   The majority of the decrease is related to less property sales proceeds received in the current period than last as well as the acquisition of notes receivables.

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

Tax Matters

During the third quarter 2012, RAMI subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by the RAMI group.  As a result, ARL joined the RAMI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first six months of 2014 and a loss in 2013 and 2012, therefore, it recorded no provision for income taxes.

At June 30, 2014, ARL had a net deferred tax asset of $123.2 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At June 30, 2014, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$68,914	5.38%	$689
Total decrease in ARL’s annual net income			689
Per share			$0.06

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the second quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at March 31, 2014			986,750	263,250
April 30, 2014	-	$-	986,750	263,250
May 31, 2014	-	$-	986,750	263,250
June 30, 2014	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)