Form 10-Q
period 2014-09-30
AMERICAN REALTY INVESTORS INC
filed 2014-11-13
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	14,027,619
(Class)	(Outstanding at November 12, 2014)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$745,544	$799,698
Real estate held for sale at cost, net of depreciation ($2,066 for 2014 and $2,390 for 2013)	44,288	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,212 for 2014 and $1,949 for 2013)	19,594	27,598
Less accumulated depreciation	(125,352)	(143,429)
Total real estate	684,074	700,294
Notes and interest receivable
Performing (including $147,978 in 2014 and $145,754 in 2013 from related parties)	163,335	153,275
Non-performing	3,151	3,140
Less allowance for doubtful accounts (including $15,537 in 2014 and $15,809 in 2013 from related parties)	(18,279)	(19,600)
Total notes and interest receivable	148,207	136,815
Cash and cash equivalents	4,383	16,437
Restricted cash	28,813	32,929
Investments in unconsolidated subsidiaries and investees	4,137	3,789
Receivable from related party	22,930	14,086
Other assets	43,442	38,972
Total assets	$935,986	$943,322

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$597,469	$618,930
Notes related to assets held for sale	42,883	17,100
Notes related to subject to sales contracts	18,769	23,012
Deferred revenue (including $74,303 in 2014 and 2013 from sales to related parties)	76,148	76,148
Accounts payable and other liabilities (including $10,634 in 2014 and $15,394 in 2013 to related parties)	55,917	73,271
	791,186	808,461

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,461,252 shares in 2014 and 3,353,954 shares in 2013 (liquidation preference $10 per share), including 900,000 shares in 2014 and 2013 held by ARL or subsidiaries. Series K: $2.00 par value, authorized, issued and outstanding 0 shares in 2014 and 135,000 shares in 2013 (liquidation preference $22 per share)	3,126	4,908
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 14,443,404 shares in 2014 and 11,941,174 shares in 2013; outstanding 14,027,619 shares in 2014 and 11,525,389 shares in 2013; including 140,000 shares held by TCI (consolidated) in 2014 and 229,214 shares held by TCI (consolidated) in 2013.	141	115
Treasury stock at cost; 415,785 shares in 2014 and 2013	(6,395)	(6,395)
Paid-in capital	108,844	102,974
Retained earnings	(8,046)	(11,795)
Total American Realty Investors, Inc. shareholders' equity	97,670	89,807
Non-controlling interest	47,130	45,054
Total equity	144,800	134,861
Total liabilities and equity	$935,986	$943,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $175 and $165 for the three months and $525 and $497 for the nine months ended 2014 and 2013, respectively, from related parties)	$19,326	$19,530	$57,986	$57,810

Expenses:
Property operating expenses (including $171 and $178 for the three months and $484 and $550 for the nine months ended 2014 and 2013, respectively, from related parties)	10,766	10,387	30,677	29,107
Depreciation and amortization	4,463	4,053	13,099	11,820
General and administrative (including $926 and $878 for the three months and $2,686 and $2,765 for the nine months ended 2014 and 2013, respectively, from related parties)	1,590	1,867	6,770	5,911
Provision on impairment of notes receivable and real estate assets	-	1,125	-	1,926
Net income fee to related party	(186)	55	514	159
Advisory fee to related party	2,225	2,584	6,670	7,625
Total operating expenses	18,858	20,071	57,730	56,548
Operating income (loss)	468	(541)	256	1,262

Other income (expenses):
Interest income (including $4,699 and $3,718 for the three months and $14,693 and $10,574 for the nine months ended 2014 and 2013, respectively, from related parties)	5,106	3,778	15,264	10,831
Other income	1,332	59	1,738	2,734
Mortgage and loan interest (including $978 and $1,168 for the three months and $2,709 and $2,849 for the nine months ended 2014 and 2013, respectively, from related parties)	(9,053)	(9,130)	(26,573)	(27,152)
Deferred borrowing costs amortization	(848)	(247)	(2,078)	(2,672)
Loan charges and prepayment penalties	(1,044)	(49)	(2,626)	(4,166)
Loss on sale of investments	-	(275)	-	(283)
Earnings from unconsolidated subsidiaries and investees	320	69	266	256
Litigation settlement	(86)	(2,739)	3,666	(2,727)
Total other expenses	(4,273)	(8,534)	(10,343)	(23,179)
Loss before gain on land sales, non-controlling interest, and taxes	(3,805)	(9,075)	(10,087)	(21,917)
Gain on land sales	40	598	634	563
Net loss from continuing operations before taxes	(3,765)	(8,477)	(9,453)	(21,354)
Income tax benefit	786	402	5,030	8,561
Net loss from continuing operations	(2,979)	(8,075)	(4,423)	(12,793)
Discontinued operations:
Net income (loss) from discontinued operations	477	1,021	(454)	(970)
Gain on sale of real estate from discontinued operations	1,769	127	14,826	25,429
Income tax expense from discontinued operations	(786)	(402)	(5,030)	(8,561)
Net income from discontinued operations	1,460	746	9,342	15,898
Net income (loss)	(1,519)	(7,329)	4,919	3,105
Net (income) loss attributable to non-controlling interest	200	903	(1,170)	(803)
Net income (loss) attributable to American Realty Investors, Inc.	(1,319)	(6,426)	3,749	2,302
Preferred dividend requirement	(427)	(613)	(1,653)	(1,839)
Net income (loss) applicable to common shares	$(1,746)	$(7,039)	$2,096	$463

Earnings per share - basic
Net loss from continuing operations	$(0.24)	$(0.68)	$(0.59)	$(1.34)
Net income from discontinued operations	0.11	0.06	0.76	1.38
Net income (loss) applicable to common shares	$(0.13)	$(0.62)	$0.17	$0.04

Earnings per share - diluted
Net loss from continuing operations	$(0.24)	$(0.68)	$(0.59)	$(1.34)
Net income from discontinued operations	0.11	0.06	0.76	1.38
Net income (loss) applicable to common shares	$(0.13)	$(0.62)	$0.17	$0.04

Weighted average common shares used in computing earnings per share	13,619,647	11,525,389	12,231,146	11,525,389
Weighted average common shares used in computing diluted earnings per share	13,619,647	11,525,389	12,231,146	11,525,389

Amounts attributable to American Realty Investors, Inc.
Net loss from continuing operations	$(2,779)	$(7,172)	$(5,593)	$(13,596)
Net income from discontinued operations	1,460	746	9,342	15,898
Net income (loss) applicable to American Realty Investors, Inc.	$(1,319)	$(6,426)	$3,749	$2,302

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2014
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest

Balance, December 31, 2013	$134,861	$(93,213)	$4,908	11,941,174	$115	$(6,395)	$102,974	$(11,795)	$-	$45,054
Net income	4,919	4,919	-	-	-	-	-	3,749	-	1,170
Distribution to non-controlling interests	(257)	-	-	-	-	-	(226)	-	-	(31)
Sale of non-controlling interests	(289)	-	-	-	-	-	(289)	-	-	-
Conversion of preferred stock into common stock	7,219	-	(1,782)	2,502,230	26	-	8,038	-	-	937
Series A preferred stock dividend ($1.00 per share)	(1,653)	-	-	-	-	-	(1,653)	-	-	-
Balance, September 30, 2014	$144,800	$(88,294)	$3,126	14,443,404	$141	$(6,395)	$108,844	$(8,046)	$-	$47,130

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)

Net income	$4,919	$3,105
Other comprehensive income (loss)	-	-
Total comprehensive income	4,919	3,105
Comprehensive income attributable to non-controlling interest	(1,170)	(803)
Comprehensive income attributable to American Realty Investors, Inc.	$3,749	$2,302

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended
	September 30,
	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$4,919	$3,105
Adjustments to reconcile net income applicable to common shares to net cash flow from operating activities:
Gain on sale of land	(634)	(563)
Gain on sale of income-producing properties	(14,826)	(25,429)
Depreciation and amortization	13,763	16,120
Provision for impairment of notes receivable and real estate assets	-	1,926
Amortization of deferred borrowing costs	2,415	3,705
(Earnings) losses from unconsolidated subsidiaries and investees	54	(256)
Decrease (increase) in assets:
Accrued interest receivable	10,727	(3,260)
Other assets	2,002	(17)
Prepaid expense	(2,318)	(1,937)
Escrow	3,556	6,074
Earnest money	(5)	1,545
Rent receivables	(15)	(676)
Increase (decrease) in liabilities:
Accrued interest payable	43	(1,752)
Payable to related parties	(8,844)	(2,492)
Other liabilities	(17,294)	(9,027)
Net cash used in operating activities	(6,457)	(12,934)

Cash Flow From Investing Activities:
Proceeds from notes receivable	-	2,855
Origination or advances of notes receivable	(20,798)	(38)
Acquisition of land held for development	(3,425)	(7)
Acquisition of income producing properties	(19,534)	-
Proceeds from sale of income-producing properties	41,666	73,621
Proceeds from sale of land	6,252	3,664
Investment in unconsolidated real estate entities	(402)	(1,911)
Improvement of land held for development	(1,654)	(373)
Improvement of income-producing properties	(3,625)	(6,396)
Acquisition of non-controlling interest	-	(77)
Sale of non-controlling interest	(289)	-
Sale of controlling interest	-	50
Construction and development of new properties	(1,026)	(327)
Net cash provided by (used in) investing activities	(2,835)	71,061

Cash Flow From Financing Activities:
Proceeds from notes payable	110,308	142,802
Recurring amortization of principal on notes payable	(14,540)	(13,401)
Payments on maturing notes payable	(97,564)	(191,291)
Stock-secured borrowings	(568)	(411)
Deferred financing costs	(5,707)	(1,524)
Distributions to non-controlling interests	(257)	(179)
Preferred stock dividends - Series A	(1,653)	(1,839)
Conversion of preferred stock into common stock	7,219	-
Net cash used in financing activities	(2,762)	(65,843)

Net decrease in cash and cash equivalents	(12,054)	(7,716)
Cash and cash equivalents, beginning of period	16,437	17,141
Cash and cash equivalents, end of period	$4,383	$9,425

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,004	$22,659

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 86.8% of ARL’s stock is owned by related parties.  Subsidiaries of ARL own approximately 80.9% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the New York Stock Exchange (“NYSE”) under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.  During the third quarter 2012, May Realty Holdings, Inc. (“MRHI”), formerly known as Realty Advisors Management, Inc., subsidiaries acquired more than 80% of ARL stock and as a result, ARL joined the MRHI consolidated group for federal income tax reporting.  We have no employees.

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

Properties

We own or had interests in a total property portfolio of 45 income-producing properties as of September 30, 2014.  The properties consisted of:

•	Eight commercial properties consisting of four office buildings, one industrial warehouse, and three retail centers comprising in aggregate approximately 2.1 million rentable square feet;

•	37 apartment communities totaling 6,382 units, excluding apartments being developed; and

•	4,130 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At September 30, 2014, we had no apartment projects in development.  The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2014 (dollars in thousands):

Apartments	$409,430
Commercial properties	178,824
Land held for development	157,290
Real estate held for sale	46,354
Real estate subject to sales contract	21,806
Total real estate	$813,704
Less accumulated depreciation	(129,630)
Total real estate, net of depreciation	$684,074

The highlights of our significant real estate transactions for the nine months ended September 30, 2014 are listed below:

On February 6, 2014, TCI sold a 232-unit apartment complex known as Pecan Pointe, located in Temple, Texas, to an independent third party, for a sales price of $23.1 million.  The buyer assumed the existing debt of $16.5 million secured by the property.  A gain of $6.1 million was recorded on the sale.

On March 26, 2014, TCI sold 6.314 acres of land known as McKinney Ranch land, located in McKinney, Texas, to an independent third party, for a sales price of $1.7 million.  TCI paid $1.5 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $6.6 million, secured by various land parcels located in McKinney, Texas.  A gain of $0.8 million was recorded on the sale.

On March 31, 2014, the Company purchased 16.87 acres of land known as Valwood Acres, located in Farmers Branch, Texas, from an independent third party, for a purchase price of $3.2 million.

On April 3, 2014, TCI sold a 512,593 square foot commercial building known as 1010 Common, located in New Orleans, Louisiana, to an independent third party, for a sales price of $16.6 million.  A gain of $7.0 million was recorded on the sale.

On July 25, 2014, TCI sold 24.498 acres of land known as Stanley Tools and Kelly Lots, located in Farmers Branch, Texas, to an independent third party, for a sales price of $4.3 million.  TCI paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on an existing mortgage related to another parcel of land located in McKinney, Texas.  A nominal gain was recorded on the sale.

On August 12, 2014, TCI sold a 20,715 square foot commercial building known as Sesame Square, located in Anchorage, Alaska, to an independent party, for a sales price of $2.6 million.  TCI paid off the existing mortgage of $0.8 million.  A gain of $1.8 million was recorded on the sale.

On September 19, 2014, TCI acquired 100% ownership of Summer Breeze I-V, LLC, from an independent third party, which resulted in the acquisition of Sunset Lodge, a 216-unit complex located in Odessa, Texas.  In exchange for the acquisition, TCI forgave the existing receivable and all accrued interest in the amount of $3.5 million.

On September 23, 2014, TCI sold a 106-unit complex known as Bridgewood Ranch, located in Kaufman, Texas, to an independent third party, for a sales price of $8.0 million.  TCI paid off the existing mortgage of $4.5 million and the buyer obtained a new mortgage of $6.6 million.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement as a result of having the option to repurchase the sold property at a later date.   The exercise of the option is subject to the approval of the U.S. Department of Housing and Urban Development.  TCI determined a sale had not occurred for financial reporting purposes and therefore the asset remains on their books.

As of September 30, 2014, there is one apartment complex, one commercial building and 110 acres of land that TCI has sold to a related party and has deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent it feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2014, we have expended $1.0 million related to the construction or predevelopment of various apartment complexes.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/19	12.00%	$ 1,810	Secured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/17	12.00%	1,156	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	06/17	12.00%	1,492	Secured
HGH Residential, Inc. (Park West I Apts)	07/19	12.00%	1,102	Secured
HGH Residential, Inc. (Park West II Apts)	07/19	12.00%	4,771	Secured
HGH Residential, Inc. (Tradewinds Dev)	07/19	12.00%	6,131	Secured
One Realco Corporation (1) (2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.20%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Membership Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Membership Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Membership Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Membership Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Membership Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Membership Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	03/17	5.00%	6,000	Unsecured
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	17,928	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
Other non-related party notes	Various	Various	3,007	Various secured interests
Other related party notes (1)	Various	Various	2,117	Various secured interests
Other related party notes (1)	Various	Various	3,568	Various unsecured interests
Accrued interest			7,984
Total Performing			$ 163,335

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	$ 1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Other non-related party notes	Various	Various	507	Secured
Accrued interest			67
Total Non-Performing			$ 3,151

Allowance for doubtful accounts			$ (18,279)
Total			$ 148,207

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note

At September 30, 2014, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $132.4 million. We recognized interest income of $12.1 million related to these notes receivables.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”) and Foundation for Better Housing, Inc. (“FBH”).  UHF and FBH are determined to be related parties due to our significant investment in the performance of the collateral secured under the notes receivable.  Payments are due from surplus cash flow of operations of the properties.  A sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes for the specific borrower.  These notes are cross-collateralized for the specific borrower, but to the extent cash is received from a specific UHF or FBH property, it is applied first against any outstanding interest for the related-property note.  The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

In the 1st quarter of 2014, TCI obtained $3.2 million in notes and accrued interest receivable from Realty Advisors Inc. (“RAI”), a related party.  These notes are due from FBH, a related party.  The notes accrue interest at 12% and mature at various times.

In the 2nd quarter of 2014, TCI obtained $4.0 million in a note receivable from RAI.  This note is due from FBH.  The note accrues interest at 12% and matures in April, 2019.

In the 3rd quarter of 2014, TCI obtained $3.4 million in notes receivable from RAI.  $2.8 million of the notes are due from UHF and $0.6 million are due from FBH, both are related parties.  These notes accrue interest at 12% and have various maturity dates in 2017.

In the 3rd quarter of 2014, TCI obtained $1.5 million in a note receivable from Regis, a related party.  This note is due from FBH.    The note accrues interest at 12% and matures in June, 2017.

In the 3rd quarter of 2014, TCI obtained $0.5 million in a note and accrued interest receivable from Basic Capital Management, Inc. (“Basic”), a related party.  The note is due from UHF, The note accrues interest at 5.25% until August, 2015 then at 12% until maturity in December, 2027.

NOTE 4. INVESTMENT IN UNCONSOLIDATED INVESTEES

Investments in unconsolidated investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting.

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	September 30, 2014	September 30, 2013
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of September 30,	2014	2013
Real estate, net of accumulated depreciation	$11,014	$11,006
Notes receivable	7,122	6,321
Other assets	30,398	31,683
Notes payable	(10,521)	(11,735)
Other liabilities	(6,386)	(7,473)
Shareholders' equity	(31,627)	(29,802)

For the Nine Months Ended September 30,	2014	2013
Revenue	$36,197	$34,286
Depreciation	(863)	(879)
Operating expenses	(33,438)	(31,385)
Interest expense	(661)	(787)
Income from continuing operations	1,235	1,235
Income from discontinued operations	-	-
Net income	$1,235	$1,235

Company's proportionate share of earnings (1)	$247	$247

(1) Earnings represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$384,445	$1,051	$385,496
Commercial	100,329	437	100,766
Land	87,526	117	87,643
Real estate held for sale	42,783	100	42,883
Real estate subject to sales contract	17,164	1,605	18,769
Other	23,412	152	23,564

Total	$655,659	$3,462	$659,121

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

On February 14, 2014, the Company entered into a settlement and loan modification agreement with the lender regarding EQK Portage land.  The new loan is for $1.6 million, matures on February 6, 2017, and has an interest rate of one-month LIBOR plus 5%.  The Company paid $200,000 at close which was used to adjust the current outstanding loan balance to the newly stated loan balance and the remainder was used to pay down interest that had been accruing under the prior agreement.  The rest of the unpaid interest that accrued under the prior agreement was waived.  Per the agreement, the Company was also required to pay off the property tax note of $257,000.

On February 28, 2014, TCI refinanced the existing mortgage on Parc at Denham Springs apartments, a 224-unit complex located in Denham Springs, Louisiana, for a new mortgage of $19.2 million.  TCI paid off the existing mortgage of $19.2 million and $1.6 million in closing costs.  The note accrues interest at 3.75% and payments of interest and principal are due monthly, maturing April 1, 2051.

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

On July 31, 2014, TCI refinanced the existing mortgage on Desoto Ranch apartments, a 248-unit complex located in Desoto, Texas, for a new mortgage of $15.7 million.  TCI paid off the existing mortgage of $15.7 million and $0.5 million in closing costs.   The note accrues interest at 3.50% and payments of interest and principal are due monthly, maturing June 1, 2050.

On August 28, 2014, TCI refinanced the existing mortgage on Treehouse apartments, a 160-unit complex located in Irving, Texas, for a new mortgage of $5.8 million.  TCI paid off the existing mortgage of $4.7 million and $1.1 million in closing costs and escrows.   The note accrues interest at 3.55% and payments of interest and principal are due monthly, maturing September 1, 2044.

On September 23, 2014, TCI sold a 106-unit complex known as Bridgewood Ranch, located in Kaufman, Texas, to an independent third party, for a sales price of $8.0 million.  TCI paid off the existing mortgage of $4.5 million and the buyer obtained a new mortgage of $6.6 million.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement as a result of having the option to repurchase the sold property at a later date.   The exercise of the option is subject to the approval of the U.S. Department of Housing and Urban Development.  TCI determined a sale had not occurred for financial reporting purposes and therefore the asset remains on their books.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2014 (dollars in thousands):

Pillar
Related party receivable, December 31, 2013	$14,086
Cash transfers	39,452
Advisory fees	(6,670)
Fees and commissions	(1,699)
Cost reimbursements	(2,550)
Interest (to) from advisor	801
Notes receivable purchased	(19,915)
Net income fee	(514)
Expenses paid by Advisor	(1,789)
Financing (mortgage payments)	1,378
Sales/purchases transactions	350
Related party receivable, September 30, 2014	$22,930

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

Presented below is our reportable segments’ operating income for the three and nine months ended September 30, 2014 and 2013, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2014	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$4,609	$14,704	$-	$-	$13	$19,326
Property operating expenses	2,890	7,284	-	585	7	10,766
Depreciation	1,944	2,537	-	-	(18)	4,463
Mortgage and loan interest	1,310	3,768	-	1,058	2,917	9,053
Deferred borrowing costs amortization	15	540	-	106	187	848
Loan charges and prepayment penalties	-	1,026	-	18	-	1,044
Interest income	-	-	-	-	5,106	5,106
Gain on land sales	-	-	-	40	-	40
Segment operating income (loss)	$(1,550)	$(451)	$-	$(1,727)	$2,026	$(1,702)
Capital expenditures	486	38	-	1,435	-	1,959
Real estate assets	129,361	345,281	-	165,144	-	639,786

Property Sales
Sales price	$2,582	$-	$-	$4,269	$-	$6,851
Cost of sale	813	-	-	4,229	-	5,042
Gain on sale	$1,769	$-	$-	$40	$-	$1,809

	Commercial
For the Three Months Ended September 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$5,162	$14,226	$-	$45	$97	$19,530
Property operating expenses	3,067	6,784	-	514	22	10,387
Depreciation	1,541	2,551	-	-	(39)	4,053
Mortgage and loan interest	1,330	3,958	-	1,653	2,189	9,130
Deferred borrowing costs amortizaion	17	(10)	-	34	206	247
Loan charges and prepayment penalties	-	-	-	-	49	49
Interest income	-	-	-	-	3,778	3,778
Gain on land sales	-	-	-	598	-	598
Segment operating income (loss)	$(793)	$943	$-	$(1,558)	$1,448	$40
Capital expenditures	2,955	37	-	83	-	3,075
Real estate assets	140,616	355,251	-	209,788	-	705,655

Property Sales
Sales price	$-	$-	$-	$1,187	$-	$1,187
Cost of sale	-	(127)	-	589	-	462
Gain on sale	$-	$127	$-	$598	$-	$725

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Three Months Ended
	September 30,
	2014	2013
Segment operating income (loss)	$(1,702)	$40
Other non-segment items of income (expense)
General and administrative	(1,590)	(1,867)
Net income fee to related party	186	(55)
Advisory fee to related party	(2,225)	(2,584)
Other income	1,332	59
Loss on sale of investments	-	(275)
Provision on impairment of notes receivable and real estate assets	-	(1,125)
Earnings from unconsolidated investees	320	69
Litigation settlement	(86)	(2,739)
Income tax benefit	786	402
Net loss from continuing operations	$(2,979)	$(8,075)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2014	2013
Segment assets	$639,786	$705,655
Investments in unconsolidated investees	4,137	10,337
Notes and interest receivable	148,207	105,139
Other assets	143,856	244,245
Total assets	$935,986	$1,065,376

	Commercial
For the Nine Months Ended September 30, 2014	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$14,166	$43,779	$-	$-	$41	$57,986
Property operating expenses	9,206	20,284	-	1,175	12	30,677
Depreciation	5,515	7,656	-	-	(72)	13,099
Mortgage and loan interest	4,424	11,433	-	3,520	7,196	26,573
Deferred borrowing costs amortization	36	1,480	-	187	375	2,078
Loan charges and prepayment penalties	9	2,599	-	18	-	2,626
Interest income	-	-	-	-	15,264	15,264
Gain on land sales	-	-	-	634	-	634
Segment operating income (loss)	$(5,024)	$327	$-	$(4,266)	$7,794	$(1,169)
Capital expenditures	3,476	137	-	1,586	-	5,199
Real estate assets	129,361	345,281	-	165,144	-	639,786

Property Sales
Sales price	$19,182	$23,131	$-	$4,986	$-	$47,299
Cost of sale	10,410	17,077	-	4,352	-	31,839
Gain on sale	$8,772	$6,054	$-	$634	$-	$15,460

	Commercial
For the Nine Months Ended September 30, 2013	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$15,545	$42,053	$-	$101	$111	$57,810
Property operating expenses	8,660	19,176	-	1,240	31	29,107
Depreciation	4,318	7,639	-	-	(137)	11,820
Mortgage and loan interest	4,317	12,261	-	4,692	5,882	27,152
Deferred borrowing costs amortizaion	60	2,233	-	131	248	2,672
Loan charges and prepayment penalties	-	3,937	-	-	229	4,166
Interest income	-	-	-	-	10,831	10,831
Gain on land sales	-	-	-	563	-	563
Segment operating income (loss)	$(1,810)	$(3,193)	$-	$(5,399)	$4,689	$(5,713)
Capital expenditures	5,869	147	-	364	-	6,380
Real estate assets	140,616	355,251	-	209,788	-	705,655

Property Sales
Sales price	$26,974	$50,122	$-	$3,437	$-	$80,533
Cost of sale	14,914	36,753	-	2,874	-	54,541
Gain on sale	$12,060	$13,369	$-	$563	$-	$25,992

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended
	September 30,
	2014	2013
Segment operating loss	$(1,169)	$(5,713)
Other non-segment items of income (expense)
General and administrative	(6,770)	(5,911)
Net income fee to related party	(514)	(159)
Advisory fee to related party	(6,670)	(7,625)
Other income	1,738	2,734
Loss on sale of investments	-	(283)
Provision on impairment of notes receivable and real estate assets	-	(1,926)
Earnings from unconsolidated investees	266	256
Litigation settlement	3,666	(2,727)
Income tax benefit	5,030	8,561
Net loss from continuing operations	$(4,423)	$(12,793)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	September 30,
	2014	2013
Segment assets	$639,786	$705,655
Investments in unconsolidated investees	4,137	10,337
Notes and interest receivable	148,207	105,139
Other assets	143,856	244,245
Total assets	$935,986	$1,065,376

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2014.   Included in discontinued operations are a total of five and 20 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe), two commercial properties (1010 Common and Sesame Square) and have two apartment complexes held for sale (Blue Ridge and Sunset Lodge).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental and other property revenues	$1,416	$7,945	$5,328	$27,405
	1,416	7,945	5,328	27,405
Expenses:
Property operating expenses	326	3,729	2,201	12,237
Depreciation	155	1,251	664	4,300
General and administrative	65	254	378	803
Total operating expenses	546	5,234	3,243	17,340

Other income (expense):
Other income	(36)	5	(522)	35
Mortgage and loan interest	(351)	(1,598)	(1,431)	(6,623)
Deferred borrowing costs amortization	(6)	(17)	(336)	(1,032)
Loan charges and prepayment penalties	-	-	-	(3,245)
Litigation settlement	-	(80)	(250)	(170)
Total other expenses	(393)	(1,690)	(2,539)	(11,035)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	477	1,021	(454)	(970)
Gain on sale of real estate from discontinued operations	1,769	127	14,826	25,429
Income tax expense	(786)	(402)	(5,030)	(8,561)
Income from discontinued operations	$1,460	$746	$9,342	$15,898

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC which has a current outstanding balance of $22.4 million.

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

The Fifth Court of Appeals also determined that TCI was entitled to damages for “lost opportunities” relating to tenant improvements and awarded TCI an additional $252,577. Issues relating to attorney’s fees were also addressed with the Fifth Court of Appeals ordering the Trial Court to “re-try” the issue of attorney’s fees to determine the amount of fees to which TCI would be entitled on a “breach of commitment” claim. In addition, as a result of the changes in amounts awarded and passage of time, the Fifth Court of Appeals also ordered the Trial Court to recalculate the correct amounts of pre and post-judgment interest owed to Appellants.

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

As of September 30, 2014, we have 2,461,252 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding.  These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.

Of the outstanding 2,461,252 shares of Series A 10.0% cumulative convertible preferred stock, 300,000 shares are owned by ART Edina, Inc. and 600,000 shares are owned by ART Hotel Equities, Inc., both wholly owned subsidiaries of ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.  As of May 30, 2014, the shares were transferred to ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A convertible preferred stock and had accrued dividends unpaid of $15.1 million.  On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock.  This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock.  As of September 30, 2014, RAI owns 1,560,638 shares of the outstanding Series A convertible preferred stock and has accrued dividends unpaid of $9.3 million.

The Company had 135,000 shares of Series K convertible preferred stock, which were held by TCI and used as collateral on a note.  The note has been paid in full and the Series K preferred stock was cancelled May 7, 2014.

As of September 30, 2014, we have 1,000 shares of stock options outstanding, which will expire January 1, 2015, if not exercised.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive.

As of September 30, 2014, the preferred stock and the stock options were anti-dilutive and thus not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

On November 4, 2014, TCI sold a 290-unit complex known as Blue Ridge, located in Midland, Texas, to an independent third party, for a sales price of $52.8 million.  We paid off the existing mortgage of $23.7 million.  A gain of $26.7 million was recorded on the sale.

Sunset Lodge, a 216-unit complex located in Odessa, Texas, is under contract to an independent third party, with an anticipated sales price of $39.4 million.  The purchaser will buy the property subject to the existing mortgage of $19.0 million.  A gain of $19.7 million will be recorded on the sale.

5.98 acres of land known as Sunset Lodge land, located in Odessa, Texas, is under contract to an independent third party, for an anticipated sales price of $1.2 million.  A gain of $0.6 million will be recorded on the sale.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties, and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels, and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets.  We are an active buyer and seller of real estate and during the nine months ended September 30, 2014, we acquired $19.6 million and sold $48.9 million of land and income-producing properties. As of September 30, 2014, we owned 6,382 units in 37 residential apartment communities and eight commercial properties comprising approximately 2.1 million rentable square feet.  In addition, we owned 4,130 acres of land held for development.

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

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2014 and 2013, we owned or had interests in a portfolio of 45 and 57 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of September 30 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2014 for the periods presented.

	September 30,
	2014	2013
Continuing operations	43	43
Held for sale/subsequent sales	2	14
Total property portfolio	45	57

Comparison of the three months ended September 30, 2014 to the same period ended 2013:

For the three months ended September 30, 2014, we reported a net loss applicable to common shares of $1.7 million or $0.13 per diluted earnings per share, as compared to a net loss applicable to common shares of $7.0 million or $0.62 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were $19.3 million for the three months ended September 30, 2014. This represents a decrease of $0.2 million, as compared to the prior period revenues of $19.5 million. This change, by segment, is an increase in the apartment portfolio of $0.5 million, offset by a decrease in the commercial portfolio of $0.5 million and a decrease in the other portfolio of $0.2 million.  Within the apartment portfolio the increase was attributable to the same property portfolio. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 93% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our existing commercial portfolio decreased in the same store properties.  Our commercial portfolio expects to continue to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $10.8 million for the three months ended September 30, 2014. This represents an increase of $0.4 million, as compared to the prior period expenses of $10.4 million. This change, by segment, is an increase in the apartment portfolio of $0.5 million, an increase in the land portfolio of $0.1 million and a decrease in the commercial portfolio of $0.2 million.   Within the apartment and land portfolios, the increases were due to an increase in the current period real estate taxes.  There were also some non-recurring repair projects completed for the apartment portfolio in the current period.  Within the commercial portfolio, the decrease was largely due to the receipt of prior year tax refunds.

Depreciation and amortization expenses were $4.5 million for the three months ended September 30, 2014.  This represents an increase of $0.4 million, as compared to prior period expenses of $4.1 million.  The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

Advisory fees were $2.2 million for the three months ended September 30, 2014.  This represents a decrease of $0.4 million, as compared to the prior period fees of $2.6 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $5.1 million for the three months ended September 30, 2014. This represents an increase of $1.3 million, as compared to the prior period income of $3.8 million dollars. The majority of this increase is due to the purchase of notes receivable, in addition to an increase in interest received from our Advisor.

Other income was $1.3 million for the three months ended September 30, 2014.  This represents an increase of $1.2 million, as compared to the prior period income of $0.1 million.  This increase is due to prior year adjustments made in the current period and the payoff of a note receivable which was fully reserved.

Deferred borrowing costs amortization was $0.8 million for the three months ended September 30, 2014. This represents an increase of $0.6 million, as compared to the prior period expense of $0.2 million. This increase is mainly due to the higher loan deferred borrowing costs in the same store properties of the apartment portfolio that were written off in the current period due to refinancing.

Loan charges and prepayment penalties were $1.0 million for the three months ended September 30, 2014.  There were refinances completed in the current period and none in the prior period.

Litigation settlement expenses were $0.1 million for the three months ended September 30, 2014.  This represents a decrease of $2.6 million, as compared to the prior period expenses of $2.7 million.  The matters were settled in the prior period in order to avoid future litigation and legal expenses.

Gain on land sales was $0.04 million for the three months ended September 30, 2014.  In the current period we sold 24.5 acres of land in one transaction for a sales price of $4.3 million and recorded a gain of $0.04 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2014.   Included in discontinued operations are a total of five and 20 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe), two commercial properties (1010 Common and Sesame Square) and have two apartment complexes held for sale (Blue Ridge and Sunset Lodge).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2014	2013
Revenues:
Rental and other property revenues	$1,416	$7,945
	1,416	7,945
Expenses:
Property operating expenses	326	3,729
Depreciation	155	1,251
General and administrative	65	254
Total operating expenses	546	5,234

Other income (expense):
Other income	(36)	5
Mortgage and loan interest	(351)	(1,598)
Deferred borrowing costs amortization	(6)	(17)
Loan charges and prepayment penalties	-	-
Litigation settlement	-	(80)
Total other expenses	(393)	(1,690)

Gain from discontinued operations before gain on sale of real estate and tax	477	1,021
Gain on sale of real estate from discontinued operations	1,769	127
Income tax expense	(786)	(402)
Income from discontinued operations	$1,460	$746

Comparison of the nine months ended September 30, 2014 to the same period ended 2013:

For the nine months ended September 30, 2014, we reported a net income applicable to common shares of $2.1 million or $0.17 per diluted earnings per share, as compared to a net income applicable to common shares of $0.5 million or $0.04 per diluted earnings per share for the same period ended 2013.

Revenues

Rental and other property revenues were slightly higher for the nine months ended September 30, 2014, as compared to the prior period.  Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 93% and increasing rental rates.  We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Our commercial portfolio expects to continue to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months.  We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $30.7 million for the nine months ended September 30, 2014. This represents an increase of $1.6 million, as compared to the prior period expenses of $29.1 million. This change, by segment, is an increase in the apartment portfolio of $1.1 million and an increase in the commercial portfolio of $0.5 million.  Within the apartment portfolio, the increase was mainly due to increases in real estate taxes and non-recurring repair projects completed in the current period.  Within the commercial portfolio the decrease was largely due to the receipt of prior year tax refunds.

Depreciation and amortization expenses were $13.1 million for the nine months ended September 30, 2014. This represents an increase of $1.3 million, as compared to prior period expenses of $11.8 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $6.8 million dollars for the nine months ended September 30, 2014. This represents an increase of $0.9 million, as compared to the prior period expenses of $5.9 million. This change, by segment, is an increase in the other portfolio of $1.4 million, offset by a decrease in the land portfolio of $0.5 million.  Within the other portfolio, the increase was mainly due to increases in professional fees and franchise taxes.   Within the land portfolio, the decrease was due to a reduction in professional fees.

Net income fee was $0.5 million for the nine months ended September 30, 2014.  This represents an increase of $0.3 million, as compared to the prior period fee of $0.2 million.  The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees were $6.7 million for the nine months ended September 30, 2014.  This represents a decrease of $0.9 million, as compared to the prior period fees of $7.6 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $15.3 million for the nine months ended September 30, 2014. This represents an increase of $4.5 million, as compared to the prior period income of $10.8 million dollars. The majority of this increase is due to the purchase of notes receivable and the accrued interest recognition on the cash flow notes from Unified Housing Foundation, Inc. related to the mid-year surplus cash calculation.   There was no mid-year surplus cash collected for the prior period.

Other income was $1.7 million for the nine months ended September 30, 2014. This represents a decrease of $1.0 million as compared to the prior period income of $2.7 million.  This decrease is due largely to the income recognized in the prior period relating to a released contingency on a sold commercial property.

Mortgage and loan interest expense was $26.6 million for the nine months ended September 30, 2014. This represents a decrease of $0.6 million, as compared to the prior period expense of $27.2 million. This change, by segment, is a decrease in the apartment portfolio of $0.8 million and a decrease in the land portfolio of $1.2 million, offset by an increase in the commercial portfolio of $0.1 million and an increase in the other portfolio of $1.3 million.  Within the apartment portfolio, the majority of the decrease relates to the same apartment portfolio due to the refinances closed with long-term, low interest rates.  The decrease in the land portfolio relates to principal payments made in the prior periods, thereby requiring less interest to be paid on debt obligations in the current period.  The majority of the increase in the other portfolio is due to the securing of a new loan.

Deferred borrowing costs amortization was $2.1 million for the nine months ended September 30, 2014. This represents a decrease of $0.6 million as compared to the prior period expense of $2.7 million. This change, by segment, is a decrease in the apartment portfolio of $0.7 million and an increase in the other portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease is due to the refinancing of several properties. Within the other portfolio, the increase is due to the securing of a new loan in the current period.

Loan charges and prepayment penalties were $2.6 million for the nine months ended September 30, 2014. This represents a decrease of $1.6 million, as compared to the prior period expense of $4.2 million. There were fewer refinances completed in the current period than in the prior period.

Litigation settlement expenses were a credit or $3.7 million for the nine months ended September 30, 2014.  This represents a decrease of $6.4 million, as compared to the prior period expense of $2.7 million.  The majority of the credit to the current period litigation expense relates to the settlement with Petra CRE CDO relating to the Amoco Building in which the balance in the amount of $3.5 million was forgiven.The matters were settled in the prior period in order to avoid future litigation and legal expenses.

Gain on land sales was $0.6 million for the nine months ended September 30, 2014.  In the current period we sold 67.7 acres of land in three transactions for a sales price of $6.6 million and recorded a gain of $0.6 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended September 30, 2014.   Included in discontinued operations are a total of five and 20 properties for 2014 and 2013, respectively. Properties sold in 2014 have been reclassified to discontinued operations for current and prior year reporting periods.  In 2014, we sold one apartment complex (Pecan Pointe), two commercial properties (1010 Common and Sesame Square) and have two apartment complexes held for sale (Blue Ridge and Sunset Lodge).  In 2013, we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Revenues:
Rental and other property revenues	$5,328	$27,405
	5,328	27,405
Expenses:
Property operating expenses	2,201	12,237
Depreciation	664	4,300
General and administrative	378	803
Total operating expenses	3,243	17,340

Other income (expense):
Other income	(522)	35
Mortgage and loan interest	(1,431)	(6,623)
Deferred borrowing costs amortization	(336)	(1,032)
Loan charges and prepayment penalties	-	(3,245)
Litigation settlement	(250)	(170)
Total other expenses	(2,539)	(11,035)

Loss from discontinued operations before gain on sale of real estate and tax	(454)	(970)
Gain on sale of real estate from discontinued operations	14,826	25,429
Income tax expense	(5,030)	(8,561)
Income from discontinued operations	$9,342	$15,898

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2014	2013	Variance

Net cash used in operating activities	$(6,457)	$(12,934)	$6,477
Net cash provided by (used in) investing activities	$(2,835)	$71,061	$(73,896)
Net cash used in financing activities	$(2,762)	$(65,843)	$63,081

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  Accrued interest receivable decreased in the current period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.  The majority of the decrease in the current period is related to a lower sales amount, the acquisition of notes receivables and the acquisition of an income producing property.

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

Tax Matters

During the third quarter 2012, May Realty Holdings, Inc. (“MRHI”), formerly known as Realty Advisors Management, Inc., subsidiaries acquired stock of ARL such that more than 80% of ARL was owned by the MRHI group.  As a result, ARL joined the MRHI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2014 and a loss in 2013 and 2012, therefore, it recorded no provision for income taxes.

At September 30, 2014, ARL had a net deferred tax asset of $107.2 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2014, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$63,417	5.37%	$634
Total decrease in ARL’s annual net income			634
Per share			$0.05

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the third quarter of 2014:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at June 30, 2014			986,750	263,250
July 31, 2014	-	$-	986,750	263,250
August 31, 2014	-	$-	986,750	263,250
September 30, 2014	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

_________________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 12, 2014	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)