Form 10-K
period 2014-12-31
AMERICAN REALTY INVESTORS INC
filed 2015-03-31
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes  ☐    No   ☒
The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $13,650,042 based upon a total of 2,019,237 shares held as of June 30, 2014 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.
As of March 15, 2015, there were 14,027,619 shares of common stock outstanding.

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

General

As used herein, the terms “ARL,” “the Company,” “We,” “Our,” or “Us” refer to American Realty Investors, Inc., a Nevada corporation, individually or together with its subsidiaries.  The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”).  ARL is a “C” corporation for U.S. federal income tax purposes. ARL was organized in 1999. In August 2000, the Company acquired American Realty Trust, Inc., a Georgia corporation (“ART”) and National Realty L.P., a Delaware limited partnership (“NRLP”). ART was the successor to a District of Columbia business trust organized in 1961. The business trust was merged into ART in 1988. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.

Approximately 86.7% of ARL’s stock is owned by related entities. ARL subsidiaries own approximately 80.9% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc., a Nevada corporation (“TCI”) whose common stock is traded on the NYSE under the symbol (“TCI”). ARL has consolidated TCI’s accounts and operations since March 2003.  TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).  Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  IOT’s common stock is traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

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

At December 31, 2014, our income-producing properties consisted of:

•
9 commercial properties consisting of four office buildings, one industrial warehouse, three retail properties, and a golf course comprising in aggregate approximately 2.1 million square feet, excluding the golf course;

•	38 residential apartment communities comprising 6,344 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2014:

	Apartments		Commercial
Location	No.	Units	No.	SF
Arkansas	4	678	-	-
Colorado	2	260	-	-
Florida	-	-	1	6,722
Illinois	-	-	1	306,609
Kansas	1	320	-	-
Louisiana-Other	2	384	-	-
Mississippi	7	568	-	-
Ohio	1	200	-	-
Tennessee	2	312	-	-
Texas-Greater Dallas-Ft Worth	12	2,122	5	1,652,098
Texas-Greater Houston	2	416	-	-
Texas-San Antonio	2	468	-	-
Texas-Other	3	616	-	-
St. Thomas, US Virgin Islands	-	-	1	5,929,304
Wisconsin	-	-	1	122,205
Total	38	6,344	9	8,016,938

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

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At December 31, 2014, we had one apartment projects in development.  The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2014, our apartment projects in development included (dollars in thousands):

				Total
				Projected
Property	Location	No. of Units	Costs to Date (1)	Costs (1)
Parc at Mansfield	Mansfield, TX	99	$1,512	$11,797
Total		99	$1,512	$11,797

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2014, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

		Date(s)			Primary
Property	Location	Acquired	Acres	Cost	Intended Use

Meloy Portage	Kent, OH	2004	53	$4,050	Single-family residential
McKinney Multi-Tracts	McKinney, TX	1997-2008	105	13,605	Mixed use
Mercer Crossing	Dallas, TX	1996-2013	450	63,265	Mixed use
Travis Ranch	Kaufman County, TX	2008	25	2,547	Multi-family residential
US Virgin Islands Multi-Tracts	St. Thomas, USVI	2005-2014	184	16,788	Mixed use
Waco Multi-Tracts	Waco, TX	2005-2006	173	1,072	Single-family residential
Windmill Farms (1)	Kaufman County, TX	2006	2,932	44,159	Single-family residential
Other Land Holdings	Various	1990-2008	312	21,792	Various
Total Land Holdings			4,234	$167,278

(1) Windmill Farms Land was acquired by a subsidiary of ARL in 2006 and 2,900 acres were subsequently sold to TCI in 2011.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2014 are discussed below:

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

On February 28, 2014, TCI refinanced the existing mortgage on Parc at Denham Springs apartments, a 224-unit complex located in Denham Springs, Louisiana, for a new mortgage of $19.2 million.  TCI paid off the existing mortgage of $19.2 million and $1.6 million in closing costs.  The note accrues interest at 3.75% and payments of interest and principal are due monthly, maturing April 1, 2051

On March 13, 2014, 6.6 acres of land known as Three Hickory located in Farmers Branch, Texas was transferred back to TCI as a result of the settlement agreement with the lender.  On the same day TCI sold the land to IOT for $1.2 million which resulted in a gain of $1.2 million.

On March 25, 2014, TCI exercised its lender granted option under the settlement agreement relating to the Galleria East Center Retail / Showcase Chevrolet land which was transferred to the existing lender on February 4, 2011.  TCI paid the balance of the notes along with all accrued and unpaid interest and received a reduction in price of $0.4 million

On March 26, 2014, TCI sold 6.314 acres of land known as McKinney Ranch land, located in McKinney, Texas, to an independent third party, for a sales price of $1.7 million.  TCI paid $1.5 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $6.6 million, secured by various land parcels located in McKinney, Texas.  A gain of $0.8 million was recorded on the sale.

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

On May 28, 2014, a $1.5 million principal payment was made to the existing Realty Advisors, Inc. mortgage and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.87 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account.  The principal balance is allocated based on the land valuation.

On July 25, 2014, TCI sold 24.498 acres of land known as Stanley Tools and Kelly Lots, located in Farmers Branch, Texas, to an independent third party, for a sales price of $4.3 million.  TCI paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on an existing mortgage related to another parcel of land located in Gulfport, Mississippi.  A nominal gain was recorded on the sale.

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

On September 19, 2014, TCI acquired 100% ownership of Summer Breeze I-V, LLC, from an independent third party, which resulted in the acquisition of Sunset Lodge, a 216-unit complex located in Odessa, Texas.  We exchanged the existing note receivable and all accrued interest in the amount of $3.5 million for the ownership interest.

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

On October 17, 2014, the construction loan in the amount of $19.7 million that was taken out by TCI on July 1, 2012, to fund the development of Sunset Lodge apartments, a 216-unit complex located in Odessa, Texas, closed into permanent financing.  The note accrues interest at 3.00% and payments of interest only are payable commencing August 1, 2012, through February 1, 2014, at which time principal and interest payments are due through the maturity date of February 1, 2054.

On November 3, 2014, TCI sold a 290-unit apartment complex known as Blue Ridge, located in Midland, Texas, to an independent third party, for a sales price of $52.8 million.   We paid off the existing mortgage of $23.7 million.  A gain of $26.7 million was recorded on the sale.

On November 6, 2014, TCI acquired 100% ownership of Dun-Run Golf, Dun-Run Development, and Dun-Run Restaurants, all limited liability companies, which resulted in the acquisition of Mahogany Run Golf Course for a purchase price of $13.3 million.  TCI took out a note as seller financing to aid in the purchase in the amount of $6.6 million.  The note accrues at 8% with interest only payments due through the maturity date of November 6, 2015.  An option to renew for one more year can be exercised if a $1.0 million principal payment is made before maturity.

On November 13, 2014, TCI sold a 216-unit complex known as Sunset Lodge, as well as 5.98 acres of land, both located in Odessa, Texas, to an independent third party, for a combined sales price of $40.6 million.  The buyer assumed the existing debt of $19.0 million secured by the property.  A gain of $18.9 million was recorded on the sale.

On December 1, 2014, TCI acquired a 208-unit complex known as Legacy at Pleasant Grove, located in Texarkana, Texas, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $5.0 million for the complex.

On December 1, 2014, TCI acquired a 148-unit complex known as Villas at Park West I, located in Pueblo, Colorado, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $1.3 million for the complex.

On December 1, 2014, TCI acquired a 112-unit complex known as Villas at Park West II, located in Pueblo, Colorado, from a third party.  We exchanged the existing note receivable and all accrued interest in the amount of $5.1 million for the complex.

On December 12, 2014, TCI refinanced the existing mortgage on Stanford Center, a 333,381 square foot commercial building located in Dallas, Texas, for a new mortgage of $28.0 million.  We paid off the existing mortgage of $21.3 million and $7.8 million in closing costs and escrows.  The note accrues interest at a floating rate of 5.50% above the 30-day LIBOR index, with a floor of 5.75% and payments of interest only, maturing on January 5, 2017.

On December 30, 2014, TCI acquired 8.387 acres of land known as Bonneau Land, located in Farmers Branch, Texas, from a third party, for a purchase price of $1.2 million.

On December 30, 2014, TCI sold 2.606 acres of land known as Carr (Luna) Land, located in Farmers Branch, Texas, to a third party, for a sales price of $0.3 million.  A loss of $0.4 million was recorded on the sale.

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remain one apartment complex, one commercial building and 110 acres of land that TCI has sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent TCI feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to its continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2014, we have expended $3.0 million related to the development or predevelopment of various apartment projects.

Business Plan and Investment Policy

Our business objective is to maximize long-term value for our stockholders by investing in residential and commercial real estate through the acquisition, development and ownership of apartments, commercial properties, hotels, and land. We intend to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. We believe this objective will provide the benefits of enhanced investment opportunities, economies of scale and risk diversification, both in terms of geographic market and real estate product type. We believe our objective will also result in continuing access to favorably priced debt and equity capital. In pursuing our business objective, we seek to achieve a combination of internal and external growth while maintaining a strong balance sheet and employing a strategy of financial flexibility. We maximize the value of our apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs and focusing on tenant retention. We also pursue attractive development opportunities either directly or in partnership with other investors.

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

We have historically engaged in and will continue to engage in certain business transactions with related parties, including but not limited to asset acquisitions and dispositions. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in the best interests of the Company.

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

We had total indebtedness at December 31, 2014 of approximately $655.5 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

On December 31, 2014, our portfolio consisted of 47 income producing properties consisting of 38 apartments totaling 6,344 units, nine commercial properties consisting of four office buildings, one industrial warehouse, three retail centers, and a golf course.  In addition, we own or control 4,234 acres of improved and unimproved land held for future development or sale. The average annual rental and other property revenue dollar per square foot is $10.19 for the Company’s residential apartment portfolio and $9.55 for the commercial portfolio.  The table below shows information relating to those properties in which we own or have an ownership interest:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	100.00%
Blue Lake Villas I	Waxahachie, TX	186	95.70%
Blue Lake Villas II	Waxahachie, TX	70	95.70%
Breakwater Bay	Beaumont, TX	176	93.80%
Bridgewood Ranch	Kaufman, TX	106	99.10%
Capitol Hill	Little Rock, AR	156	91.70%
Curtis Moore Estates	Greenwood, MS	104	85.60%
Dakota Arms	Lubbock, TX	208	89.90%
David Jordan Phase II	Greenwood, MS	32	87.50%
David Jordan Phase III	Greenwood, MS	40	87.50%
Desoto Ranch	DeSoto, TX	248	96.00%
Falcon Lakes	Arlington, TX	248	97.20%
Heather Creek	Mesquite, TX	200	95.00%
Lake Forest	Houston, TX	240	100.00%
Legacy at Pleasant Grove	Texarkana, TX	208	93.80%
Lodge at Pecan Creek	Denton, TX	192	94.30%
Mansions of Mansfield	Mansfield, TX	208	95.20%
Mission Oaks	San Antonio, TX	228	93.00%
Monticello Estate	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	96.00%
Parc at Clarksville	Clarksville, TN	168	94.60%
Parc at Denham Springs	Denham Springs, LA	224	92.40%
Parc at Maumelle	Little Rock, AR	240	90.00%
Parc at Metro Center	Nashville, TN	144	100.00%
Parc at Rogers	Rogers, AR	250	98.00%
Preserve at Pecan Creek	Denton, TX	192	96.40%
Riverwalk Phase I	Greenville, MS	32	93.80%
Riverwalk Phase II	Greenville, MS	72	91.70%
Sonoma Court	Rockwall, TX	124	96.80%
Sugar Mill	Baton Rouge, LA	160	100.00%
Toulon	Gautier, MS	240	93.80%
Treehouse	Irving, TX	160	98.10%
Villas at Park West I	Pueblo, CO	148	90.50%
Villas at Park West II	Pueblo, CO	112	97.30%
Vistas of Vance Jackson	San Antonio, TX	240	89.60%
Whispering Pines	Topeka, KS	320	94.10%
Windsong	Fort Worth, TX	188	95.20%
	Total Apartment Units	6,144

Apartments Subject to Sales Contract	Location	Units	Occupancy
Quail Hollow	Holland, OH	200	95.50%
	Total Apartments Subject to Sale	200

	Total Apartments /Average Occupancy rate	6,344	94.35%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	512,836	78.26%
Browning Place (Park West I)	Farmers Branch, TX	625,264	60.50%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,381	48.57%
	Total Office Buildings	1,474,293

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	94.37%
Cross County Mall	Matoon, IL	306,609	59.57%
Fruitland Plaza	Fruitland Park, FL	6,722	0.00%
	Total Retail Centers	435,536

Industrial Warehouses Subject to Sales Contract	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses Subject to Sales Contract	177,805

	Total Commercial	2,087,634

Golf Course	Location	SqFt
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	5,929,304
	Total Golf Course	5,929,304

	Total Commercial and Golf Course	8,016,938

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2015	10,352	$ 115,323	$ 11.14	0.6%	0.6%
2016	410,987	4,339,774	$ 10.56	23.1%	23.9%
2017	75,903	1,090,460	$ 14.37	4.3%	6.0%
2018	231,791	2,658,846	$ 11.47	13.0%	14.6%
2019	237,834	3,828,433	$ 16.10	13.4%	21.1%
2020	72,580	1,489,083	$ 20.52	4.1%	8.2%
2021	30,394	672,754	$ 22.13	1.7%	3.7%
2022	50,271	1,051,173	$ 20.91	2.8%	5.8%
2023	158,856	1,981,877	$ 12.48	8.9%	10.9%
Thereafter	77,378	956,840	$ 12.37	4.3%	5.2%
Total	1,356,346	$ 18,184,563		76.2%	100%

(1)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2014, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Forth Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Gautier	Gautier, MS	3.46
GNB	Farmers Branch, TX	45.00
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Lacy Longhorn	Farmers Branch, TX	5.08
LaDue	Farmers Branch, TX	8.01
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna Ventures	Farmers Branch, TX	26.71
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	87.09
Manhanttan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	34.05
McKinney Ranch	McKinney,TX	71.39
Meloy/Portage	Kent, OH	52.95
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Seminary West	Fort Worth, TX	3.02
Senlac	Farmers Branch, TX	11.94
Sugar Mill Land	Baton Rouge, LA	2.90
Texas Plaza	Irving, TX	10.33
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
US Virgin Islands	US Virgin Islands	96.60
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Valley View/Senlac	Farmers Branch, TX	3.45
Valwood Land	Dallas, TX	16.87
Waco 151	Waco,TX	151.40
Waco Swanson	Waco, TX	21.58
Walker	Dallas County, TX	82.59
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,932.00
	Total Land/Development	4,121.14

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	19.71
Hunter Equities	Dallas, TX	2.56
Whorton	Bentonville, AR	79.70
	Total Land Subject to Sales Contract	112.56

	Total Land	4,233.70

 ITEM 3.   LEGAL PROCEEDINGS

Disposed of Entities:

ART and ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”).  The matter originally involved a transaction in 1998 in which ART and the Clapper Parties were to form a partnership to own eight residential apartment complexes.  Through the years, a number of rulings, both for and against American Realty Trust, Inc. (“ART”) and ART Midwest, Inc., were issued.  In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest.  The ruling was against ART and ART Midwest, Inc., but no other entity.  During February 2014, the court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre and post-judgment interest thereon.  ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

In 2005, ART filed suit against a major national law firm over the initial transaction.  That action was abated while the principal case with the Clapper Parties was pending, but the matter was recently unabated and is now moving forward.  The only defendants in the litigation involving the Clapper Parties are ART and ART Midwest, Inc., which, together, had total assets and net worth, as of December 31, 2012, of approximately $10 million.  In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million.  At December 31, 2012, the Company fully reserved and valued such note at zero.

Subsequent to the sale of the ART stock in January 2012, ART instituted a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division.  In March 2014, the bankruptcy court dismissed the proceeding.

          In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property.  Management of the Company believes that there is no basis for this action against the Company and its officers and directors and intends to vigorously defend itself. The August 2014 complaint does not allege any facts relating to the Company, except that the named directors and officers are directors and officers of the Company and that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

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

            An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to ART and damages of $960,646 in “increased costs” and $11,161,520 for “lost opportunity’ damages in favor of TCI and its subsidiaries (a total of $12,122,166).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

 The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity, unless noted otherwise above.

 The Company is involved in and vigorously defending against other deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20.0 million in the aggregate and will occur, if at all, in future years.

During the fourth quarter of the fiscal year covered by this Report, no proceeding previously reported was terminated.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ARL’s common stock is listed and traded on the NYSE under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2014		2013
	High	Low	High	Low
First Quarter	$10.99	$4.33	$4.18	$2.71
Second Quarter	$9.99	$5.61	$6.69	$3.52
Third Quarter	$7.07	$5.09	$6.49	$3.40
Fourth Quarter	$6.40	$4.85	$6.60	$4.50

On March 12, 2015, the closing market price of ARL’s common stock on the NYSE $5.05 per share, and was held by approximately 2,253 stockholders of record.

 ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2014, 2013 or 2012. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2014, 2,461,252 shares of Series A Preferred Stock were outstanding.  Of the outstanding shares, there were 300,000 shares owned by ART Edina, Inc., and 600,000 shares owned by ART Hotel Equities, Inc., a wholly-owned subsidiary of ARL. As of May 30, 2014, these 900,000 shares were transferred to ARL.  Dividends are not paid on the shares owned by ARL.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $0.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. At March 15, 2015, no shares of Series D Preferred Stock were outstanding.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At March 15, 2014, no Series E Preferred Stock was outstanding.   As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of March 15, 2015.

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

The following table sets forth information regarding purchases made by ARL of shares of ARL common stock on a monthly basis during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at September 30, 2014			986,750	263,250
October 31, 2014		$-	986,750	263,250
November 30, 2014		$-	986,750	263,250
December 31, 2014		$-	986,750	263,250
Total	-

ITEM 6.    SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$79,412	$80,750	$81,849	$73,029	$71,550
Total operating expenses	82,611	96,426	73,602	120,471	132,627
Operating income (loss)	(3,199)	(15,676)	8,247	(47,442)	(61,077)
Other expenses	(15,511)	(35,264)	(20,021)	(18,580)	(31,513)
Loss before gain on land sales, non-controlling interest, and taxes	(18,710)	(50,940)	(11,774)	(66,022)	(92,590)
Gain (loss) on land sales	561	(455)	5,475	34,206	(10,103)
Income tax benefit (expense)	20,413	40,513	(144)	8,781	(814)
Net income (loss) from continuing operations	2,264	(10,882)	(6,443)	(23,035)	(103,507)
Net income (loss) from discontinuing operations	37,909	62,606	(268)	16,308	(2,688)
Net income (loss)	40,173	51,724	(6,711)	(6,727)	(106,195)
Net (income) loss attributable to non-controlling interest	(9,288)	(10,448)	1,126	7,017	11,448
Net income (loss) attributable to American Realty Investors, Inc.	30,885	41,276	(5,585)	290	(94,747)
Preferred dividend requirement	(2,043)	(2,452)	(2,452)	(2,456)	(2,488)
Net income (loss) applicable to common shares	$28,842	$38,824	$(8,037)	$(2,166)	$(97,235)

PER SHARE DATA
Earnings per share - basic
Loss from continuing operations	$(0.71)	$(2.07)	$(0.67)	$(1.60)	$(8.25)
Income (loss) from discontinued operations	2.99	5.43	(0.02)	1.42	(0.23)
Net income (loss) applicable to common shares	$2.28	$3.36	$(0.69)	$(0.18)	$(8.48)
Weighted average common shares used in computing earnings per share	12,683,956	11,525,389	11,525,389	11,517,431	11,463,084

Earnings per share - diluted
Loss from continuing operations	$(0.71)	$(2.07)	$(0.67)	$(1.60)	$(8.25)
Income (loss) from discontinued operations	2.99	5.43	(0.02)	1.42	(0.23)
Net income (loss) applicable to common shares	$2.28	$3.36	$(0.69)	$(0.18)	$(8.48)
Weighted average common shares used in computing diluted earnings per share	12,683,956	11,525,389	11,525,389	11,517,431	11,463,084

BALANCE SHEET DATA
Real estate, net	$699,763	$700,294	$930,433	$1,026,630	$1,332,585
Notes and interest receivable, net	134,366	136,815	103,469	101,540	88,614
Total assets	965,498	943,322	1,135,345	1,235,471	1,557,275
Notes and interest payables	659,059	659,042	869,857	940,863	1,251,781
Shareholders' equity	179,588	134,861	85,104	95,257	106,265
Book value per share	14.16	11.70	7.38	8.27	9.27

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2014 we acquired $48.6 million and sold $142.5 million of land and income producing properties.  As of December 31, 2014, we owned 6,344 units in 38 residential apartment communities, nine commercial properties comprising approximately 2.1 million rentable square feet.  In addition, we own 4,234 acres of land held for development.  The Company currently owns income-producing properties and land in eleven states as well as in the U.S. Virgin Islands.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investment in Gruppa Florentina, LLC is accounted for under the equity method.  Our investment in LK-Four Hickory, LLC was accounted for under the equity method until January 17, 2012, when the investment was sold.

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 36 and 34 multifamily residential properties located throughout the United States at December 31, 2014 and 2013, respectively, ranging from 32 units to 332 units.  Assets totaling $363.5 million  and $345.0 million at December 31, 2014 and 2013, respectively,  are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.  Assets totaling $0.0 and $16.4 million at December 31, 2014 and 2013, respectively, are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2014, 2013, and 2012 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2014, 2013, and 2012, we owned or had interests in a portfolio of 47, 47, and 62 income producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2014 for the year presented. The table below shows the number of income producing properties held by year.

	2014	2013	2012

Continued operations	47	43	43
Sales subsequent to year end	-	4	19
Total property portfolio	47	47	62

Comparison of the year ended December 31, 2014 to the same year ended 2013:

For the twelve months ended December 31, 2014, we reported net income applicable to common shares of $28.8 million or $2.50 per diluted earnings per share, as compared to a net income applicable to common shares of $38.8 million or $3.36 per diluted earnings per share for the same year ended 2013. The current year net income applicable to common shares of $28.8 million includes gain on land sales of $0.6 million and net income from discontinued operations of $37.9 million, as compared to the prior year net income applicable to common shares of $38.8 million, which includes a loss on land sales of $0.5 million, provisions on the impairment of notes receivable and real estate assets of $19.0 million, and net income from discontinued operations of $62.6 million.

Revenues

Rental and other property revenues were $79.4 million for the twelve months ended December 31, 2014. This represents a decrease of $1.4 million, as compared to the prior year revenues of $80.8 million. This change, by segment, is an increase in the apartment portfolio of $2.5 million, offset by a decrease in the commercial portfolio of $3.8 million and a decrease in the other portfolio of $0.1 million. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 94% and increasing rental rates. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. The decrease in the commercial segment is due to a lease termination fee received in the prior year.  Our commercial portfolio expects to improve as the Company has been diligent in our actions to re-lease vacant space and has been successful in attracting high-quality tenants and expects to see the benefits of those new leases over the next twelve months. We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $42.1 million for the twelve months ended December 31, 2014. This represents an increase of $2.8 million, as compared to the prior year operating expenses of $39.3 million. This change, by segment, is an increase in the apartment portfolio of $1.3 million, and an increase in the commercial portfolio of $1.5 million. Within the apartment portfolio, the majority of the increase was due to tax refunds received for several properties in the prior year, an increase in the current year real estate taxes, as well as some non-recurring repair projects completed in the current year. In the commercial segment, the increase is due to an increase in occupancy as well as tax refunds received in the prior year.

Depreciation and amortization expenses were $17.6 million for the twelve months ended December 31, 2014. This represents an increase of $1.6 million as compared to prior year depreciation of $16.0 million. The majority of this change is in the commercial portfolio related to an increase in tenant improvements.

General and administrative expenses were $10.3 million dollars for the twelve months ended December 31, 2014. This represents an increase of $2.4 million, as compared to the prior year general and administrative expenses of $7.9 million. The majority of this change is in the other portfolio due to professional fees and franchise taxes.

There was no provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets for the year ended December 31, 2014.  This was a decrease of $19.0 million as compared to the prior year expense of $19.0 million.  In the prior year impairment was recorded as an additional loss in the commercial and land portfolios.  In our commercial portfolio, an impairment reserve of $9.6 million was taken to adjust for the appraised value of the building. In our land portfolio, an impairment reserve of $7.5 million was taken due to a potential sale of land at a value lower than book basis as well as disposal of another property due to bankruptcy.  The remaining $1.9 million was related to provisions for losses taken on our notes receivable.

Net income fee was $3.7 million for the twelve months ended December 31, 2014.  This represents a decrease of $0.4 million, as compared to the prior year net income fee of $4.1 million.  The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $8.9 million for the twelve months ended December 31, 2014.  This represents a decrease of $1.3 million, as compared to the prior year advisory fees of $10.2 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $20.1 million for the twelve months ending December 31, 2014. This represents an increase of $0.7 million, as compared to the prior year interest income of $19.4 million dollars. The majority of this increase is due to the purchase of new notes from UHF.

Other income was $1.4 million for the twelve months ending December 31, 2014. This represents a decrease of $8.8 million as compared to the prior year other income of $10.2 million. The decrease is primarily due to the December 30, 2013 Mercer/Travelers land mortgage note buyout, which was paid off at a discounted rate, as well as income recognized in the prior year relating to a released contingency on a sold commercial property.

Mortgage and loan interest expense was $35.4 million for the twelve months ended December 31, 2014. This represents a decrease of $0.8 million, as compared to the prior year expense of $36.2 million. This change by segment, is a decrease in the apartment portfolio of $1.0 million and a decrease in the land portfolio of $1.8 million, offset by an increase in the other portfolio of $1.9 million and an increase in the commercial portfolio of $0.1 million. Within the apartment portfolio, the majority of the decrease is due to the refinances closed with long-term, low interest rates. The decrease in the land portfolio relates to principal payments made during the prior years, thereby requiring less future interest to be paid on debt obligations. Within the other portfolio, the majority of the increase is due to the securing of a new loan in the current year, offset by a decrease in the interest owed to our Advisor.

Loan charges and prepayment penalties were $2.9 million for the twelve months ended December 31, 2014. This represents a decrease of $2.7 million, as compared to the prior year expense of $5.6 million. There were fewer refinances completed in the current year than in the prior year.

Litigation settlement expenses were a credit of $3.6 million for the twelve months ended December 31, 2014. This represents a decrease of $23.9 million, as compared to the prior year expense of $20.3 million. The majority of the credit to the current year litigation expense is due to the settlement with the lender relating to the Amoco Building in which the balance in the amount of $3.5 million was forgiven. Matters were settled in the prior year in order to avoid future litigation and legal expenses.

Gain on land sales was $0.6 million for the twelve months ended December 31, 2014. In the current year we sold 76.3 acres of land in six transactions for a sales price of $8.1 million and recorded a gain of $0.6 million.  .

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end.  Included in discontinued operations are a total of 5 and 19 income-producing properties as of 2014 and 2013, respectively.  In 2014, we sold three apartment complexes (Blue Ridge, Pecan Pointe and Sunset Lodge) and two commercial properties (1010 Common and Sesame Square).  In 2013 we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park), four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold were also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2014	2013
Revenues:
Rental and other property revenues	$5,612	$34,922
	5,612	34,922
Expenses:
Property operating expenses	2,350	16,479
Depreciation	751	5,563
General and administrative	451	966
Total operating expenses	$3,552	$23,008

Other income (expense):
Other income (expense)	(507)	45
Mortgage and loan interest	(1,743)	(8,082)
Deferred borrowing costs amortization	(1,461)	(3,015)
Loan charges and prepayment penalties	(1,656)	(3,246)
Litigation settlement	(250)	(250)
Total other expenses	$(5,617)	$(14,548)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,557)	(2,634)
Gain on sale of real estate from discontinued operations	61,879	98,951
Income tax benefit	(20,413)	(33,711)
Income from discontinued operations	$37,909	$62,606

Comparison of the year ended December 31, 2013 to the same year ended 2012:

For the twelve months ended December 31, 2013, we reported net income applicable to common shares of $38.8 million or $3.36 per diluted earnings per share, as compared to a net loss applicable to common shares of $8.0 million or $0.69 per diluted earnings per share for the same year ended 2012. The 2013 net income applicable to common shares of $38.8 million includes loss on land sales of $0.5 million, $19.0 million of provisions on the impairment of notes receivable and real estate assets, and net income from discontinued operations of $62.6 million, as compared to the prior year net loss applicable to common shares of $8.0 million, which includes gain on land sales of $5.5 million, provisions on the impairment of notes receivable and real estate assets of $2.3 million, and net loss from discontinued operations of $0.3 million.

Revenues

Rental and other property revenues were $80.8 million for the twelve months ended December 31, 2013. This represents a decrease of $1.0 million, as compared to the prior year revenues of $81.8 million. This change, by segment, is an increase in the apartment portfolio of $2.9 million, offset by a decrease in the commercial portfolio of $3.9 million. Within the apartment portfolio, the increase is due primarily to increased rental rates and occupancy. Our apartment portfolio continues to thrive in the current economic conditions. Within the commercial portfolio, the same properties decreased by $3.9 million related to some larger square-foot tenants down-sizing or moving out. We continue to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $39.3 million for the twelve months ended December 31, 2013. This represents a decrease of $0.7 million, as compared to the prior year operating expenses of $40.0 million. This change, by segment, is an increase in the apartment portfolio of $1.6 million, an increase in the land portfolio of $0.7 million, offset by a decrease in the commercial portfolio of $2.6 million, and a decrease in the other portfolio of $0.4 million. Within the apartment portfolio, the increase is due to an increase in real estate taxes for several properties in 2013. Within the land portfolio, the increase was mainly due to an increase in real estate taxes and professional services.  Within the commercial portfolio, the decrease was due to real estate tax refunds from protests and litigations for several properties and lease commissions that were expensed in the prior year and adjusted to capitalize according to the lease terms in the current year. Within the other portfolio, the decrease was mainly due to a decrease in professional services.

Depreciation expense was $16.0 million for the twelve months ended December 31, 2013. This represents an increase of $1.1 million, as compared to the prior year expense of $14.9 million. This change, by segment, is an increase in the commercial portfolio of $0.9 million, an increase in the apartment portfolio of $0.1 million, and an increase in the other portfolio of $0.1 million. Within the commercial portfolio the increase is related to an increase in tenant improvements and lease commission amortization.

General and administrative expenses were $7.9 million for the twelve months ended December 31, 2013. This represents an increase of $1.9 million, as compared to the prior year expenses of $6.0 million. This increase, within the other portfolio is related to professional services and an increase in costs reimbursements to our Advisor.

The provision on impairment of notes receivable, investment in real estate partnerships, and real estate assets was $19.0 million for the period ended December 31, 2013. This was an increase of $16.7 million as compared to the prior year expense of $2.3 million. In 2013, impairment was recorded as an additional loss in the commercial and land portfolios.  In our commercial portfolio, an impairment reserve of $9.6 million was taken to adjust for the appraised value of the building. In our land portfolio, an impairment reserve of $7.5 million was taken due to a potential sale of land at a value lower than book basis as well as disposal of another property due to bankruptcy.  The remaining $1.9 million was related to provisions for losses taken on our notes receivable.  In the prior period, the $2.3 million in impairment reserves was related to our land holdings. A prior year sale of adjacent land determined the fair value on a Waco, Texas land holding that resulted in an impairment reserve of $1.2 million, a comparable sale determined the fair value of a Florida land holding that resulted in an impairment reserve of $0.5 million and an appraisal determined the fair value of an Arkansas land holding that resulted in an impairment reserve of $0.6 million.

Net income fee was $4.1 million for the twelve months ended December 31, 2013. This represents an increase of $3.9 million, as compared to the prior year net income fee of $0.2 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $10.2 million for the twelve months ended December 31, 2013, the same as the prior year advisory fees.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

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

Other income was $10.2 million for the twelve months ended December 31, 2013. This represents an increase of $2.4 million as compared to the prior year income of $7.8 million. The increase primarily relates to the Mercer/Travelers Land note payoff. Per the terms of the agreement, the note was paid off at a discounted rate and $7.5 million was recognized as a gain. There was also $2.5 million recognized from the reduction of the Piccadilly obligation with the lender. In the prior year, the Company recorded the fee per the development agreement between UHF and TCI for consulting services related to the development of apartment projects.

Mortgage and loan interest expense was $36.2 million for the twelve months ended December 31, 2013. This represents a decrease of $2.0 million, as compared to the prior year expense of $38.2 million. This change, by segment, is a decrease in the apartment portfolio of $2.7 million, a decrease in the land portfolio of $0.5 million, offset by an increase in the other portfolio of $0.6 million, and an increase in the commercial portfolio of $0.6 million. Within the apartment portfolio, the majority of the decrease relates to the refinances closed with long-term, low interest rates. The majority of the increase in the other portfolio is due to an increase in the interest paid to our Advisor. The decrease in the land portfolio was due to land sales.

Deferred borrowing costs amortization was $3.0 million for the twelve months ended December 31, 2013. This represents an increase of $2.3 million as compared to the prior year expense of $0.7 million. This increase is mainly due to the higher loan deferred borrowing costs in the same store properties of the apartment portfolio that were written off in 2013 upon the refinance into a new mortgage note.

Loan charges and prepayment penalties were $5.6 million for the twelve months ended December 31, 2013. This represents an increase of $2.0 million, as compared to the prior year expense of $3.6 million. This change, by segment, is an increase in the commercial portfolio of $0.2 million, an increase in the apartment portfolio of $0.4 million, an increase in the land portfolio of $1.0 million, and an increase in the other portfolio of $0.4 million. The majority of the land increase is due to the extension fees paid relating to the Mercer/Travelers Land note payoff. The apartment portfolio increased as well due to the prepayment penalties from the refinancing of several existing mortgage notes. There were more refinances completed in 2013 than in the prior year. Within the other portfolio the majority of the increase is due to an increase in loan extension fees.

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

Gain on land sales decreased in the current year. In the current year, we sold 45.2 acres of land in four separate transactions for an aggregate sales price of $14.0 million and recorded a loss of $0.5 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end.  Included in discontinued operations are a total of 19 and 25 income-producing properties as of 2013 and 2012, respectively.  The prior periods’ discontinued operations have been adjusted to reflect properties held during those years that were subsequently sold or held for sale as of December 31, 2014.  In 2013 we sold 11 apartment complexes (Dorado Ranch, Huntington Ridge, Laguna Vista, Legends of El Paso, Mariposa Villas, Paramount Terrace, River Oaks, Savoy of Garland, Stonebridge at City Park, Verandas at City View and Vistas of Pinnacle Park) and four commercial properties (225 Baronne, Amoco, Ergon and Eton Square).  In 2012, we sold two apartment complexes (Portofino and Wildflower Villas), three commercial properties (305 Baronne, Clarke Garage and Dunes Plaza), and one hotel (Comfort Inn.  The operations related to these properties sold are reclassed to prior years discontinued operations.  The gains on sale of the properties sold were also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2013	2012
Revenues:
Rental and other property revenues	$34,922	$43,589
	34,922	43,589
Expenses:
Property operating expenses	16,479	23,326
Depreciation	5,563	7,691
General and administrative	966	1,224
Provision on impairment of notes receivable and real estate assets	-	2,400
Total operating expenses	$23,008	$34,641

Other income (expense):
Other income	45	7
Mortgage and loan interest	(8,082)	(12,737)
Deferred borrowing costs amortization	(3,015)	(1,793)
Loan charges and prepayment penalties	(3,246)	(3,472)
Litigation settlement	(250)	(250)
Total other expenses	$(14,548)	$(18,245)

Loss from discontinued operations before gain on sale of real estate and taxes	(2,634)	(9,297)
Gain on sale of real estate from discontinued operations	98,951	8,885
Income tax benefit (expense)	(33,711)	144
Income (loss) from discontinued operations	$62,606	$(268)

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing debt; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2014, along with cash that will be generated in 2015 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

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

 Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2014	2013	Variance

Net cash used in operating activities	$(37,968)	$(42,162)	$4,194
Net cash provided by investing activities	$38,485	$251,777	$(213,292)
Net cash used in financing activities	$(4,655)	$(206,577)	$201,922

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs.  Our primary source of cash from operating activities is from rental income on properties.  We used more cash to pay down related party payables in the prior period than in the current period.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties.  Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties.  We received more proceeds from sales of properties and land in the prior period than in the current period.  In addition, we spent $81 million on three residential properties and a combined 15.0 acres of land in the current period.

Our primary sources of cash from financing activities are from proceeds on notes payables.  Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.  We used $22.2 million to make recurring note payments and $163.5 million for maturing notes, including payoffs required on sold properties, as compared to $18.2 million and $391.0 million in the prior period, respectively.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2014 are shown in the table below (dollars in thousands):

	Total	2015	2016	2017-2019	Thereafter
Long-term debt obligation(1)	$1,006,427	$138,830	$103,862	$150,525	$613,210
Capital lease obligation	-	-	-	-	-
Operating lease obligation	21,212	331	336	1,044	19,501
Purchase obligation	-	-	-	-	-
Other long-term debt liabilities reflected on the Registrant's	-	-	-	-	-
Registrant's Balance Sheet under GAAP
Total	$1,027,639	$139,161	$104,198	$151,569	$632,711

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

As of December 31, 2014, our $655.5 million debt portfolio consisted of approximately $589.0 million of fixed-rate debt and approximately $66.5 million of variable-rate debt with interest rates ranging from 1.0% to 12.5%. Our overall weighted average interest rate at December 31, 2014 and 2013 was 4.88% and 5.81%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2015 than they did during 2014, ARL’s interest expense would increase and net income would decrease by $.7 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2014. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Assets
Market securities at fair value	$-	$-	$-	$-	$-	$-	$-
Note Receivable
Variable interest rate - fair value
Instrument's maturities	-	-	-	-	-	-	-
Instrument's amortization	-	-	-	-	-	-	-
Interest	-	-	-	-	-	-	-
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value	$-	$-	$-	$-	$-	$-	$143,962
Instrument's maturities	6,844	24,043	21,386	-	19,530	72,159	143,962
Instrument's amortization	-	-	-	-	-	-	-
Interest	14,141	13,741	12,170	10,955	9,969	111,730	172,706
Average Rate	9.82%	10.02%	10.76%	11.95%	10.87%	11.06%

	2015	2016	2017	2018	2019	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$66,457
Instrument's maturities	$19,290	$8,837	$33,180	$-	$-	$-	$61,307
Instrument's amortization	2,715	2,210	225	-	-	-	5,150
Interest	2,574	1,972	208	-	-	-	4,754
Average Rate	5.65%	5.83%	5.77%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$589,027
Instrument's maturities	$76,940	$59,339	$1,518	$-	$36,540	$48,235	$222,572
Instrument's amortization	10,896	9,608	8,679	8,661	7,043	321,568	366,455
Interest	26,415	21,896	19,561	19,034	15,876	243,407	346,189
Average Rate	3.64%	5.82%	3.38%	3.61%	4.92%	3.91%

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and
Stockholders of American Realty Investors, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 16, American Realty Investors, Inc.’s management intends to sell land and income producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Richardson, Texas
March 30, 2015

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$810,214	$799,698
Real estate held for sale at cost, net of depreciation ($0 in 2014 and $2,390 in 2013 )	-	16,427
Real estate subject to sales contracts at cost, net of depreciation ($2,300 in 2014 and $1,949 in 2013)	19,026	27,598
Less accumulated depreciation	(129,477)	(143,429)
Total real estate	699,763	700,294
Notes and interest receivable
Performing (including $139,466 in 2014 and $145,754 in 2013 from related parties)	149,484	153,275
Non-performing	3,161	3,140
Less allowance for estimated losses (including $15,537 in 2014 and $15,809 in 2013 from related parties)	(18,279)	(19,600)
Total notes and interest receivable	134,366	136,815
Cash and cash equivalents	12,299	16,437
Restricted cash	49,266	32,929
Investments in unconsolidated subsidiaries and investees	4,279	3,789
Receivable from related party	21,414	14,086
Other assets	44,111	38,972
Total assets	$965,498	$943,322

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$638,891	$618,930
Notes related to assets held for sale	1,552	17,100
Notes related to assets subject to sales contracts	18,616	23,012
Deferred revenue (including $72,564 in 2014 and $74,303 in 2013 from sales to related parties)	74,409	76,148
Accounts payable and other liabilities (including $11,024 in 2014 and $15,394 in 2013 to related parties)	52,442	73,271
	785,910	808,461

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,461,252 and 3,353,954 shares in 2014 and 2013, respectively (liquidation preference $10 per share), including 900,000 shares in 2014 and 2013 held by ARL. Series K: $2.00 par value, authorized, issued and outstanding zero and 135,000 shares in 2014 and 2013, respectively (liquidation preference $22 per share)	3,126	4,908
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 14,443,404 and 11,941,174 shares and outstanding 14,027,619 and 11,525,389 shares in 2014 and 2013, respectively; including 140,000 shares held by TCI (consolidated) in 2014 and 229,214 shares held by TCI (consolidated) in 2013.	141	115
Treasury stock at cost; 415,785 shares in 2014 and 2013 and 140,000 shares held by TCI (consolidated) as of 2014 and 229,214 shares held by TCI (consolidated) as of 2013	(6,395)	(6,395)
Paid-in capital	108,378	102,974
Retained earnings	19,090	(11,795)
Total American Realty Investors, Inc. shareholders' equity	124,340	89,807
Non-controlling interest	55,248	45,054
Total equity	179,588	134,861
Total liabilities and equity	$965,498	$943,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $701, $670 and $587 for the year ended 2014, 2013 and 2012, respectively, from related parties)	$79,412	$80,750	$81,849

Expenses:
Property operating expenses (including $645, $699 and $879 for the year ended 2014, 2013 and 2012, respectively, from related parties)	42,124	39,318	40,000
Depreciation	17,593	15,954	14,873
General and administrative (including $3,628, $3,646 and $3,539 for the year ended 2014, 2013 and 2012, respectively, from related parties)	10,282	7,919	6,037
Provision on impairment of notes receivable and real estate assets	-	18,980	2,330
Net income fee to related party	3,669	4,089	180
Advisory fee to related party	8,943	10,166	10,182
Total operating expenses	82,611	96,426	73,602
Operating income (loss)	(3,199)	(15,676)	8,247

Other income (expense):
Interest income (including $19,029, $19,110 and $14,182 for the year ended 2014, 2013 and 2012, respectively, from related parties)	20,054	19,445	14,612
Other income (including $0, $0 and $6,000 for the year ended 2014, 2013 and 2012, respectively, from related parties)	1,415	10,163	7,770
Mortgage and loan interest (including $3,660, $3,927 and $3,692 for the year ended 2014, 2013 and 2012, respectively, from related parties)	(35,416)	(36,158)	(38,224)
Deferred borrowing costs amortization	(2,556)	(2,952)	(684)
Loan charges and prepayment penalties	(2,854)	(5,557)	(3,574)
Loss on the sale of investments	(92)	(283)	(118)
Earnings from unconsolidated subsidiaries and investees	347	391	372
Litigation settlement	3,591	(20,313)	(175)
Total other expenses	(15,511)	(35,264)	(20,021)
Loss before gain (loss) on land sales, non-controlling interest, and taxes	(18,710)	(50,940)	(11,774)
Gain (loss) on land sales	561	(455)	5,475
Loss from continuing operations before tax	(18,149)	(51,395)	(6,299)
Income tax benefit (expense)	20,413	40,513	(144)
Net income (loss) from continuing operations	2,264	(10,882)	(6,443)
Discontinued operations:
Loss from discontinued operations	(3,557)	(2,634)	(9,297)
Gain on sale of real estate from discontinued operations	61,879	98,951	8,885
Income tax benefit (expense) from discontinued operations	(20,413)	(33,711)	144
Net income (loss) from discontinued operations	37,909	62,606	(268)
Net income (loss)	40,173	51,724	(6,711)
Net (income) loss attributable to non-controlling interests	(9,288)	(10,448)	1,126
Net income (loss) attributable to American Realty Investors, Inc.	30,885	41,276	(5,585)
Preferred dividend requirement	(2,043)	(2,452)	(2,452)
Net income (loss) applicable to common shares	$28,842	$38,824	$(8,037)

Earnings per share - basic
Loss from continuing operations	$(0.71)	$(2.07)	$(0.67)
Income (loss) from discontinued operations	2.99	5.43	(0.02)
Net income (loss) applicable to common shares	$2.28	$3.36	$(0.69)

Earnings per share - diluted
Loss from continuing operations	$(0.71)	$(2.07)	$(0.67)
Income (loss) from discontinued operations	2.99	5.43	(0.02)
Net income (loss) applicable to common shares	$2.28	$3.36	$(0.69)

Weighted average common shares used in computing earnings per share	12,683,956	11,525,389	11,525,389
Weighted average common shares used in computing diluted earnings per share	12,683,956	11,525,389	11,525,389

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(7,024)	$(21,330)	$(5,317)
Income (loss) from discontinued operations	37,909	62,606	(268)
Net income (loss)	$30,885	$41,276	$(5,585)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2014
(dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2011	$95,257	$(137,440)	$4,908	11,941,174	$115	$(6,395)	$105,388	$(47,486)	$(786)	$39,513
Net loss	(6,711)	(6,711)	-	-	-	-	-	(5,585)	-	(1,126)
Acquisition of non-controlling interest	(523)	-	-	-	-	-	1,660	-	-	(2,183)
Distribution to non-controlling interests	(338)	-	-	-	-	-	(330)	-	-	(8)
Sale of controlling interest	1,339	-	-	-	-	-	-	-	-	1,339
Sale of non-controlling interests	(1,468)	-	-	-	-	-	1,434	-	-	(2,902)
Series A preferred stock cash dividend ($1.00 per share)	(2,452)	-	-	-	-	-	(2,452)	-	-	-
Balance, December 31, 2012	$85,104	$(144,151)	$4,908	11,941,174	$115	$(6,395)	$105,700	$(53,071)	$(786)	$34,633
Net income	51,724	51,724	-	-	-	-	-	41,276	-	10,448
Distribution to non-controlling interests	(345)	-	-	-	-	-	(330)	-	-	(15)
Sale of controlling interest	56	-	-	-	-	-	56	-	-	-
Sale of non-controlling interests	774	(786)	-	-	-	-	-	-	786	(12)
Series A preferred stock cash dividend ($1.00 per share)	(2,452)	-	-	-	-	-	(2,452)	-	-	-
Balance, December 31, 2013	$134,861	$(93,213)	$4,908	11,941,174	$115	$(6,395)	$102,974	$(11,795)	$-	$45,054
Net income	40,173	40,173	-	-	-	-	-	30,885	-	9,288
Distribution to non-controlling interests	(333)	-	-	-	-	-	(302)	-	-	(31)
Sale of non-controlling interests	(289)	-	-	-	-	-	(289)	-	-	-
Conversion of preferred stock into common stock	7,219	-	(1,782)	2,502,230	26	-	8,038	-	-	937
Series A preferred stock cash dividend ($1.00 per share)	(2,043)	-	-	-	-	-	(2,043)	-	-	-
Balance, December 31, 2014	$179,588	$(53,040)	$3,126	14,443,404	$141	$(6,395)	$108,378	$19,090	$-	$55,248

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$40,173	$51,724	$(6,711)
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(561)	455	(5,475)
Gain on sale of income producing properties	(61,879)	(98,951)	(8,885)
Depreciation and amortization	18,345	21,518	22,563
Provision on impairment of notes receivable and real estate assets	-	18,980	4,730
Amortization of deferred borrowing costs	4,017	1,442	2,478
(Earnings) losses from unconsolidated subsidiaries and investees	54	(391)	(372)
(Increase) decrease in assets:
Accrued interest receivable	10,095	(12,895)	(6,117)
Other assets	2,034	(2,242)	(5,854)
Prepaid expense	(2,071)	(1,722)	(351)
Escrow	(17,232)	3,532	2,216
Earnest money	180	(535)	235
Rent receivables	(1,384)	3,807	(286)
Increase (decrease) in liabilities:
Accrued interest payable	157	(5,116)	(8,467)
Related party payables	(7,329)	(25,008)	623
Other liabilities	(22,567)	3,240	(17,180)
Net cash used in operating activities	(37,968)	(42,162)	(26,853)

Cash Flow From Investing Activities:
Proceeds from notes receivables	27,767	2,855	16,055
Origination of notes receivables	(34,092)	(21,202)	(10,189)
Acquisition of land held for development	(5,936)	(83)	(8,503)
Acquisition of income producing properties	(78,557)	-	-
Proceeds from sale of income producing properties	132,917	259,115	42,874
Proceeds from sale of land	8,391	14,806	39,766
Proceeds from sale of investments	-	-	132
Investment in unconsolidated real estate entities	(544)	4,770	2,654
Improvement of land held for development	(3,137)	(399)	(184)
Improvement of income producing properties	(5,019)	(7,681)	(2,507)
Acquisition of non-controlling interest	-	(75)	(355)
Sale of non-controlling interest	(289)	774	(1,468)
Sale of controlling interest	-	50	1,339
Construction and development of new properties	(3,016)	(1,153)	(5,790)
Net cash provided by investing activities	38,485	251,777	73,824

Cash Flow From Financing Activities:
Proceeds from notes payable	183,766	203,885	143,449
Recurring amortization of principal on notes payable	(22,243)	(18,232)	(23,022)
Payments on maturing notes payable	(163,494)	(390,941)	(167,771)
Deferred financing costs	(6,959)	1,837	(3,750)
Stock-secured borrowings	(568)	(411)	-
Distributions to non-controlling interests	(333)	(263)	(338)
Preferred stock dividends - Series A	(2,043)	(2,452)	(2,452)
Conversion of preferred stock into common stock	7,219	-	-
Net cash used in financing activities	(4,655)	(206,577)	(53,884)

Net increase (decrease) in cash and cash equivalents	(4,138)	3,038	(6,913)
Cash and cash equivalents, beginning of period	16,437	13,399	20,312
Cash and cash equivalents, end of period	$12,299	$16,437	$13,399

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,158	$44,240	$48,606

Schedule of noncash investing and financing activities:
Note receivable received from affiliate	$-	$-	$9,279

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31,

	2014	2013	2012
	(dollars in thousands)

Net income (loss)	$40,173	$51,724	$(6,711)
Other comprehensive loss
Unrealized income (loss) on foreign currency translation	-	786	-
Unrealized loss on investment securities	-	-	-
Total other comprehensive loss	-	786	-
Comprehensive income (loss)	40,173	52,510	(6,711)
Comprehensive income (loss) attributable to non-controlling interest	(9,288)	(10,448)	1,126
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$30,885	$42,062	$(5,585)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Realty Investors, Inc. (“ARL”) and consolidated entities have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Organization and Summary of Significant Accounting Policies.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2012 and 2013 have been reclassified to conform to the 2014 presentation.

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

Organization and business.   ARL was organized in 1999. In August 2000, the Company acquired American Realty Trust, Inc., (“ART”), a Georgia corporation, and National Realty L.P. (“NRLP”), a Delaware limited partnership. ART was the successor to a District of Columbia business trust organized in 1961. The business trust was merged into ART in 1988. NRLP was organized in 1987 and subsequently acquired all of the assets and assumed all of the liabilities of several public and private limited partnerships. NRLP also owned a portfolio of real estate and mortgage loan investments.  ARL is a “C” corporation for U.S. federal income tax purposes.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 86.7% of ARL’s stock is owned by related party entities. ARL subsidiaries own approximately 80.9% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, whose common stock is traded on the NYSE under the symbol (“TCI”). ARL has consolidated TCI’s accounts and operations since March 2003.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

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

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies, and renting hotel rooms to guests. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2014, we owned 38 residential apartment communities comprising of 6,344 units, nine commercial properties comprising an aggregate of approximately 2.1 million square feet, and an investment in 4,234 acres of undeveloped and partially developed land.

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

For entities in which we have less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investment in Gruppa Florentina, LLC is accounted for under the equity method.  Our investments in LK-Four Hickory, LLC was accounted for under the equity method until January 17, 2012, when the investment was sold.

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 36 and 34 multifamily residential properties located throughout the United States at December 31, 2014 and 2013, respectively, ranging from 32 units to 332 units.  Assets totaling $363.5 million  and $345.0 million at December 31, 2014 and 2013, respectively,  are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.  Assets totaling $0.0 and $16.4 million at December 31, 2014 and 2013, respectively, are consolidated and included in “Real estate held for sale at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Concentration of credit risk.  The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC).  At December 31, 2014 and 2013, the Company maintained balances in excess of the insured amount.

Earnings per share.    Income (loss) per share is presented in accordance with ASC 620 “Earnings per Share”. Income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during each year.

Use of estimates.    In the preparation of Consolidated Financial Statements in conformity with GAAP, it is necessary for management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expense for the year ended. Actual results could differ from those estimates.

Income taxes.   The Company is a “C” corporation for U.S. federal income tax purposes.  For tax periods ending before August 31, 2012, the Company filed an annual consolidated income tax return with TCI and IOT and their subsidiaries.  ARL was the common parent for the consolidated group.  After that date, the Company and the rest of the ARL group joined the MRHI consolidated group for tax purposes.  The income tax expense (benefit) for the 2012 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years.  The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

Recent accounting pronouncements.    There were no recent accounting pronouncements that our company has not implemented that materially affect our financial statements.

NOTE 2.     REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2014	2013

Apartments	$455,602	$436,109
Apartments under construction	1,512	-
Commercial properties	193,197	214,486
Land held for development	159,903	149,103
Real estate held for sale	-	18,817
Real estate subject to sales contract	21,326	29,547
Total real estate, at cost, less impairment	831,540	848,062
Less accumulated deprecation	(131,777)	(147,768)
Total real estate, net of depreciation	$699,763	$700,294

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

Provision for Impairment Losses

There was no provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets for the year ended December 31, 2014.

In the prior year impairment was recorded as an additional loss in the commercial portfolio of $9.6 million, the land portfolio of $1.6 million and the remaining $7.8 million was related to provisions for losses taken on our notes receivable.  A recent appraisal done during the refinance of an office building in Dallas, Texas resulted in a fair value lower than book basis.  The impairment in our land portfolio was due to a potential sale of land at a value lower than book basis as well as disposal of another property due to bankruptcy.

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

The fair value measurements used in these evaluations are considered to be Level 2 and 3 valuations within the fair value hierarchy in the accounting rules, as there are significant observable (Level 2) and unobservable inputs (Level 3).  Examples of Level 2 inputs the Company utilizes in its fair value calculations are appraisals and bona fide purchase offers from third parties.  Examples of Level 3 inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were recorded in the statements of operations, either in continuing operations or discontinued operations.  There was no provision for impairment for the year ended December 31, 2014.

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

The following is a brief description of the more significant property acquisitions and sales in 2014:

On February 6, 2014, TCI sold a 232-unit apartment complex known as Pecan Pointe, located in Temple, Texas, to an independent third party, for a sales price of $23.1 million.  The buyer assumed the existing debt of $16.5 million secured by the property.  A gain of $6.1 million was recorded on the sale.

On March 13, 2014, 6.6 acres of land known as Three Hickory located in Farmers Branch, Texas was transferred back to TCI as a result of the settlement agreement with the lender.  On the same day TCI sold the land to IOT for $1.2 million which resulted in a gain of $1.2 million.

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

On July 25, 2014, TCI sold 24.498 acres of land known as Stanley Tools and Kelly Lots, located in Farmers Branch, Texas, to an independent third party, for a sales price of $4.3 million.  TCI paid off the existing mortgage of $1.7 million in addition to making a $0.2 million payment on an existing mortgage related to another parcel of land located in Gulfport, Mississippi.  A nominal gain was recorded on the sale.

On August 12, 2014, TCI sold a 20,715 square foot commercial building known as Sesame Square, located in Anchorage, Alaska, to an independent party, for a sales price of $2.6 million.  TCI paid off the existing mortgage of $0.8 million.  A gain of $1.8 million was recorded on the sale.

On September 19, 2014, TCI acquired 100% ownership of Summer Breeze I-V, LLC, from an independent third party, which resulted in the acquisition of Sunset Lodge, a 216-unit complex located in Odessa, Texas.  We exchanged the existing note receivable and all accrued interest in the amount of $3.5 million for the ownership interest.

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

On November 3, 2014, TCI sold a 290-unit apartment complex known as Blue Ridge, located in Midland, Texas, to an independent third party, for a sales price of $52.8 million.   We paid off the existing mortgage of $23.7 million.  A gain of $26.7 million was recorded on the sale.

On November 6, 2014, TCI acquired 100% ownership of Dun-Run Golf, Dun-Run Development, and Dun-Run Restaurants, all limited liability companies, which resulted in the acquisition of Mahogany Run Golf Course for a purchase price of $13.3 million.  TCI took out a note as seller financing to aid in the purchase in the amount of $6.6 million.  The note accrues at 8% with interest only payments due through the maturity date of November 6, 2015.  An option to renew for one more year can be exercised if a $1.0 million principal payment is made before maturity.

On November 13, 2014, TCI sold a 216-unit complex known as Sunset Lodge, as well as 5.98 acres of land, both located in Odessa, Texas, to an independent third party, for a combined sales price of $40.6 million.  The buyer assumed the existing debt of $19.0 million secured by the property.  A gain of $20.7 million was recorded on the sale.

On December 1, 2014, TCI acquired a 208-unit complex known as Legacy at Pleasant Grove, located in Texarkana, Texas, from a third party.  We exchanged the existing receivable and all accrued interest in the amount of $5.0 million for the complex.

On December 1, 2014, TCI acquired a 148-unit complex known as Villas at Park West I, located in Pueblo, Colorado, from a third party.  We exchanged the existing receivable and all accrued interest in the amount of $1.3 million for the complex.

On December 1, 2014, TCI acquired a 112-unit complex known as Villas at Park West II, located in Pueblo, Colorado, from a third party.  We exchanged the existing receivable and all accrued interest in the amount of $5.1 million for the complex.

On December 30, 2014, TCI acquired 8.387 acres of land known as Bonneau Land, located in Farmers Branch, Texas, from a third party, for a purchase price of $1.2 million.

On December 30, 2014, TCI sold 2.606 acres of land known as Carr (Luna) Land, located in Farmers Branch, Texas, to a third party, for a sales price of $0.3 million.  A loss of $0.4 million was recorded on the sale.

On December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remain one apartment complex, one commercial building and 110 acres of land that TCI has sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent TCI feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to its continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/19	12.00%	$ 4,698	Secured
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/17	12.00%	1,674	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	11/19	12.00%	2,472	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	12/17	12.00%	1,408	Secured
Foundation for Better Housing, Inc. (Preserve @ Prairie Pointe) (1)	03/19	12.00%	1,810	Secured
Foundation for Better Housing, Inc. (Preserve @ Prairie Pointe) (1)	03/17	12.00%	1,156	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	06/17	12.00%	1,492	Secured
HGH Residential, LLC (Tradewinds Development)	07/19	12.00%	6,131	Secured
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.20%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	100% Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)		12.00%	2,485	100% Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)		12.00%	2,555	100% Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	100% Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)		12.00%	3,815	100% Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	2,665	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
Various non-related party notes	Various	Various	3,503	Various secured interests
Various related party notes (1)	Various	Various	6,393	Various secured interests
Accrued interest			8,606
Total Performing			$ 149,484

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Various non-related party notes	Various	Various	507	Various secured interests
Accrued interest			77
Total Non-Performing			$ 3,161

Allowance for estimated losses			(18,279)
Total			$ 134,366

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note.

Junior Mortgage Loans. We may invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and personal guarantees by the borrower.  At December 31, 2014, 14.9% of our assets were invested in junior and wraparound mortgage loans.

As of December 31, 2014, the obligors on $131.2 million or 91.2% of the mortgage notes receivable portfolio were due from related parties.  The Company recognized $14.3 million of interest income from these related party notes receivables.

As of December 31, 2014, $3.1 million or 2.1% of the mortgage notes receivable portfolio were non-performing.

The Company has various notes receivable from Unified Housing foundation, Inc. (“UHF”).  UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable.  Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes.  Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes.  The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

In 2010, the Company agreed to reduce the interest rate from 12% to 5.25% for a five year period on the surplus cash flow notes receivable from UHF.  As of January 1, 2013, the Company agreed to extend the maturity on these surplus cash flow notes receivable for an additional term of five years in exchange for the early termination of the reduced interest rate.

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account for receivables was reviewed and decreased in 2014.  The decrease was due to a note that was paid off, and a note that was written off, both of which were fully reserved.  The decrease in 2013 was due to an allowance amount on a fully reserved note that was adjusted by the amount of a payment received.  This decrease was offset by a reserve amount taken on a related party note receivable due to questionable recovery. The increase in 2012 was related to a reserve taken on a related party note receivable due to questionable recovery, reduced by the amounts of two notes that were written off in the current year, both of which were fully reserved.  The table below shows our allowance for estimated losses (dollars in thousands):

	2014	2013	2012

Balance January 1,	$19,600	$21,704	$13,383
Increase (decrease) in provision	(1,321)	(2,104)	8,321
Balance December 31,	$18,279	$19,600	$21,704

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2014	2013	2012

Gruppa Florentina, LLC(1)	20.00%	20.00%	20.00%
LK-Four Hickory, LLC(2)	0.00%	0.00%	0.00%

______________________
(1) Other investees.
(2) Other investees. ARL's 28.57% investment in LK-Four Hickory, LLC was sold on January 17, 2012.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2014, 2013 and 2012 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our unconsolidated subsidiaries and investees (dollars in thousands):

	For the Twelve Months Ended December 31,
	2014	2013	2012
Other Investees
Real estate, net of accumulated depreciation	$11,647	$10,823	$12,343
Notes receivable	7,326	6,526	6,192
Other assets	30,291	32,131	32,145
Notes payable	(10,429)	(11,022)	(13,824)
Other liabilities	(7,192)	(8,134)	(7,443)
Shareholders' equity/partners capital	(31,643)	(30,324)	(29,413)

Revenue	$48,893	$46,276	$45,505
Depreciation	(1,151)	(1,166)	(1,277)
Operating expenses	(45,590)	(42,330)	(41,188)
Interest expense	(901)	(1,022)	(1,181)
Income from continuing operations	$1,251	$1,758	$1,859
Income from discontinued operations	-	-	-
Net income	$1,251	$1,758	$1,859

Company's proportionate share of earnings (1)	$250	$352	$372

(1) Earnings represent continued and discontinued operations

NOTE 6.  NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2014 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$420,083	$1,157	$421,240
Commercial	114,085	433	114,518
Land held for development	83,439	117	83,556
Real estate held for sale	452	-	452
Real estate subject to sales contract	16,961	1,655	18,616
Other	20,464	213	20,677

Total	$655,484	$3,575	$659,059

The following table schedules the principal payments on the notes payable for the next five years and thereafter (dollars in thousands):

Year	Amount
2015	$ 109,841
2016	79,994
2017	43,602
2018	8,661
2019	43,583
Thereafter	369,803
Total	$ 655,484

Interest payable at December 31, 2014, was $3.6 million. Interest accrues at rates ranging from 1.0% to 12.5% per annum, and mature between 2014 and 2053. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $684.8 million.  Of the total notes payable, the senior debt is $586.9 million, junior debt is $60.2 million, and other debt is $8.4 million.  Included in other debt are property tax loans of $0.3 million.

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

On May 28, 2014, a $1.5 million principal payment was made to the existing Realty Advisors, Inc. mortgage and two additional land parcels, including 8.0 acres of Ladue land owned by TCI and 16.87 acres of Valwood land owned by ARL, were substituted as collateral under the note in exchange for a release of a $4 million deposit account.  The principal balance is allocated based on the land valuation.

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

On October 17, 2014, the construction loan in the amount of $19.7 million that was taken out on July 1, 2012, to fund the development of Sunset Lodge apartments, a 216-unit complex located in Odessa, Texas, closed into permanent financing.  The note accrues interest at 3.00% and payments of interest only are payable commencing August 1, 2012, through February 1, 2014, at which time principal and interest payments are due through the maturity date of February 1, 2054.

On December 12, 2014, TCI refinanced the existing mortgage on Stanford Center, a 333,381 square foot commercial building located in Dallas, Texas, for a new mortgage of $28.0 million.  We paid off the existing mortgage of $21.3 million and $7.8 million in closing costs and escrows.  The note accrues interest at a floating rate of 5.50% above the 30-day LIBOR index, with a floor of 5.75% and payments of interest only, maturing on January 5, 2017.

In conjunction with the development of various apartment projects and other developments, we drew down $3.0 million in construction loans during the twelve months ended December 31, 2014.

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

Effective since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

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

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses, and revenue paid to and/or received from our advisor:
	2014	2013	2012
	(dollars in thousands)
Fees:
Advisory	$8,943	$10,166	$10,182
Construction advisory	-	-	181
Mortgage brokerage and equity refinancing	1,152	1,878	1,881
Net income	3,669	4,089	180
Property acquisition and sales	177	-	20
	$13,941	$16,133	$12,444
Other Expense:
Cost reimbursements	$3,449	$3,466	$3,359
Interest paid (received)	(1,043)	431	495
	$2,406	$3,897	$3,854
Revenue:
Rental	$701	$670	$587

Fees paid to Regis and related parties:
	2014	2013	2012
	(dollars in thousands)
Fees:
Property acquisition	$348	$-	$71
Property management, construction manaement and leasing commissions	583	474	2,189
Real estate brokerage	2,848	4,081	2,321
	$3,779	$4,555	$4,581

The Company received rental revenue of $0.7 million in 2013, $0.6 million in 2012, and $0.4 million in 2011 from Pillar and its related parties for properties owned by the Company.

As of December 31, 2014, the Company had notes and interest receivables, net of allowances, of $73.9 million and $5.8 million, respectively, due from UHF, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $13.0 million, originated $5.4 million, received principal payments of $21.9 million and received interest payments of $24.8 million from these related party notes receivables.

As of December 31, 2014, the Company had notes and interest receivables of $21.0 million and $1.0 million, respectively, due from FBH, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $1.0 million and originated $21.0 million from these related party notes receivables.

On January 1, 2012, the Company’s subsidiary, TCI, entered into a development agreement with UHF, a non-profit corporation that provides management services for the development of residential apartment projects in the future.   This development agreement was terminated December 31, 2013.  The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years.  Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent years.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of the related party payable due to Pillar as of December 31, 2014 (dollars in thousands):

Pillar
Related party receivable, December 31, 2013	$14,086
Cash transfers	59,372
Advisory fees	(8,943)
Net income fee	(3,669)
Cost reimbursements	(3,449)
Interest income	1,043
Notes receivable purchased	(26,290)
Fees and commissions	(4,526)
Expenses paid by Advisor	(6,957)
Financing (mortgage payments)	(3)
Sales/purchases transactions	750
Tax sharing	-
Related party receivable, December 31, 2014	$21,414

Below are transactions that involve a related party:

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remain one apartment complex, one commercial building and 110 acres of land that TCI has sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring.

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

NOTE 8.    DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2014, 2013, or 2012. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.    PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days.  At December 31, 2014, 2,461,252 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, there were 300,000 shares owned by ART Edina, Inc., and 600,000 shares owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. As of May 30, 2014, these 900,000 shares were transferred to ARL.  Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A convertible preferred stock. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock.  As of December 31, 2014, RAI owns 1,560,638 shares of the outstanding Series A convertible preferred stock and has accrued dividends of $9.6 million.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2014, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $.60 per share or $.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2014, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2014.

The Company had 135,000 shares of Series K convertible preferred stock, which were held by TCI and used as collateral on a note. The note has been paid in full and the Series K preferred stock was cancelled May 7, 2014.

NOTE 10.     STOCK OPTIONS

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2014, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share.  These options expired unexercised January 1, 2015.

  NOTE 11.     INCOME TAXES

For tax periods ending before August 31, 2012, ARL was part of the ARL consolidated federal return.  After that date, ARL and the rest of the ARL group joined the MRHI consolidated group for tax purposes.  The income tax expense (benefit) for the first part of the 2012 tax period was calculated under a tax sharing and compensating agreement between ARL, TCI and IOT.  That agreement continued until August 31, 2012 at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOT and MRHI for the remainder of 2012 and subsequent periods.  For 2012 and 2014, MRHI, ARL, TCI and IOT had a combined net taxable loss and ARL recorded no current tax (benefit) or expense. For 2013, MRHI had net taxable income and ARL consolidated with TCI and IOT had a net taxable loss resulting in a tax (benefit) to ARL.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

Current expense (benefit) is attributable to (dollars in thousands):

	2014	2013	2012

Loss from continuing operations	$(1,169)	$(24,217)	$(5,387)
Income from discontinued operations	1,169	17,415	5,387
The full 2013 tax (benefit) to ARL comes from MRHI	$-	$(6,802)	$-

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2014	2013	2012

Computed "expected" income tax (benefit) expense	$14,061	$15,684	$(1,955)
Book to tax differences in gains on sale of property	(2,350)	(20,373)	(8,503)
Book to tax differences from entities not consolidated for tax purposes	(23,900)	(33,565)	(3,831)
Book to tax differences of depreciation and amortization	1,415	1,250	1,460
Valuation allowance against current net operating loss benefit	20,125	17,415	5,387
Other book to tax differences	(9,351)	17,208	7,442
Total	$-	$(2,381)	$-

Alternative minimum tax	$-	$-	$-

Deferred income taxes reflect the tax effects of temporary timing differences between carrying amounts of assets and liabilities reflected on the financial statements and the amounts used for income tax purposes.  ARL’s tax basis in its net assets differs from the amount at which its net assets are reported for financial statement purposes, principally due to the accounting for gains and losses on property sales, and depreciation on owned properties.  The tax effects of temporary differences and net operating loss carry forwards that give rise to the deferred tax assets are presented below (amounts in thousands):

	2014	2013	2012

Net operating losses	$74,357	$88,486	$68,034
AMT credits	2,201	2,201	2,201
Basis difference of:
Real estate holdings and equipment	10,337	11,959	1,159
Notes receivable	6,946	7,448	8,248
Investments	(14,950)	(14,960)	(13,824)
Notes payable	8,189	13,360	17,691
Deferred gains	18,086	18,746	18,170
Total	$105,166	$127,240	$101,679
Deferred tax valuation allowance	(105,166)	(127,240)	(101,679)
Net deferred tax asset	$-	$-	$-

At December 31, 2014, 2013 and 2012 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $53.0 million expiring through the year 2033.  The alternative minimum tax credit balance did not change in 2014 and remains at approximately $2.2 million.  The credit has no expiration.

ARL is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods.  Management believes ARL is no longer subject to income tax examinations for years prior to 2011.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases, thereon, expire at various dates through 2025. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2014 (dollars in thousands):

Year	Amount
2015	$ 17,627
2016	16,063
2017	13,665
2018	12,470
2019	8,136
Thereafter	20,000
Total	$ 87,961

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating income of each operating segment and each segment’s assets for 2014, 2013 and 2012 (dollars in thousands):

	Commercial
For the Twelve Months Ended Dec 31, 2014	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$20,476	$58,882	$-	$1	$53	$79,412
Operating expenses	13,127	27,588	-	1,397	12	42,124
Depreciation and amortization	7,413	10,270	-	-	(90)	17,593
Mortgage and loan interest	5,934	15,240	-	4,375	9,867	35,416
Deferred borrowing costs	92	1,538	-	243	683	2,556
Loan charges and prepayment penalties	113	2,625	-	66	50	2,854
Interest income	-	-	-	-	20,054	20,054
Gain on land sales	-	-	-	561	-	561
Segment operating income (loss)	$(6,203)	$1,621	$-	$(5,519)	$9,585	$(516)
Capital expenditures	4,874	320	-	2,436	-	7,630
Assets	142,118	390,366	-	167,279	-	699,763

Property Sales
Sales price	$19,182	$115,273	$-	$8,091	$-	$142,546
Cost of sale	9,168	63,408	-	7,530	-	80,106
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-
Gain on sale	$10,014	$51,865	$-	$561	$-	$62,440

	Commercial
For the Twelve Months Ended Dec 31, 2013	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$24,215	$56,369	$-	$39	$127	$80,750
Operating expenses	11,623	26,223	-	1,431	41	39,318
Depreciation and amortization	5,938	10,188	-	-	(172)	15,954
Mortgage and loan interest	5,798	16,206	-	6,200	7,954	36,158
Deferred borrowing costs	67	2,268	-	212	405	2,952
Loan charges and prepayment penalties	150	3,937	-	1,080	390	5,557
Interest income	-	-	-	-	19,445	19,445
Loss on land sales	-	-	-	(455)	-	(455)
Segment operating income (loss)	$639	$(2,453)	$-	$(9,339)	$10,954	$(199)
Capital expenditures	6,964	315	-	387	-	7,666
Assets	141,200	394,397	-	164,697	-	700,294

Property Sales
Sales price	$26,974	$239,676	$-	$7,186	$-	$273,836
Cost of sale	14,914	152,785	-	7,641	-	175,340
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	-	-	-
Gain (loss) on sale	$12,060	$86,891	$-	$(455)	$-	$98,496

	Commercial
For the Twelve Months Ended Dec 31, 2012	Properties	Apartments	Hotels	Land	Other	Total
Operating revenue	$28,151	$53,534	$-	$78	$86	81,849
Operating expenses	14,227	24,654	-	689	430	40,000
Depreciation and amortization	5,046	10,096	-	-	(269)	14,873
Mortgage and loan interest	5,181	18,942	-	6,684	7,417	38,224
Deferred borrowing costs	92	405	-	159	28	684
Loan charges and prepayment penalties	-	3,495	-	79	-	3,574
Interest income	-	-	-	-	14,612	14,612
Gain on land sales	-	-	-	5,475	-	5,475
Segment operating income (loss)	$3,605	$(4,058)	$-	$(2,058)	$7,092	$4,581
Capital expenditures	2,114	547		(920)		1,741
Assets	162,756	555,392	-	212,285	-	930,433

Property Sales
Sales price	$9,825	$45,610	$3,369	$39,733	$-	$98,537
Cost of sale	(9,600)	(40,067)	(252)	(34,873)	-	(84,792)
Deferred current gain	-	-	-	-	-	-
Recognized prior deferred gain	-	-	-	615	-	615
Gain on sale	$225	$5,543	$3,117	$5,475	$-	$14,360
The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in in thousands):

	For Twelve Months Ended December 31,
	2014	2013	2012
Segment operating income (loss)	$(516)	$(199)	$4,581
Other non-segment items of income (expense)
General and administrative	(10,282)	(7,919)	(6,037)
Provision on impairment of notes receivable and real estate assets	-	(18,980)	(2,330)
Net income fee to related party	(3,669)	(4,089)	(180)
Advisory fee to related party	(8,943)	(10,166)	(10,182)
Other income	1,415	10,163	7,770
Loss on sale of investments	(92)	(283)	(118)
Earnings from unconsolidated joint ventures and investees	347	391	372
Litigation settlement	3,591	(20,313)	(175)
Income tax benefit (expense)	20,413	40,513	(144)
Gain (loss) from continuing operations	$2,264	$(10,882)	$(6,443)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Segment assets	$699,763	$700,294	$930,433
Investments in unconsolidated subsidiaries and investees	4,279	3,789	8,168
Notes and interest receivable	134,366	136,815	103,469
Other assets and receivables	127,090	102,424	93,275
Assets held for sale	-	-	-
Total assets	$965,498	$943,322	$1,135,345

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

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2014, 2013 and 2012. Income from discontinued operations relates to 5, 19, and 25 properties that were sold or repositioned in 2014, 2013 and 2012, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Rental and other property revenues	$5,612	$34,922	$43,589
	5,612	34,922	43,589
Expenses:
Property operating expenses	2,350	16,479	23,326
Depreciation	751	5,563	7,691
General and administrative	451	966	1,224
Provision on impairment of notes receivable and real estate assets	-	-	2,400
Total operating expenses	$3,552	$23,008	$34,641

Other income (expense):
Other income (expense)	(507)	45	7
Mortgage and loan interest	(1,743)	(8,082)	(12,737)
Deferred borrowing costs amortization	(1,461)	(3,015)	(1,793)
Loan charges and prepayment penalties	(1,656)	(3,246)	(3,472)
Litigation settlement	(250)	(250)	(250)
Total other expenses	$(5,617)	$(14,548)	$(18,245)

Loss from discontinued operations before gain on sale of real estate and taxes	(3,557)	(2,634)	(9,297)
Gain on sale of real estate from discontinued operations	61,879	98,951	8,885
Income tax benefit (expense)	(20,413)	(33,711)	144
Income (loss) from discontinued operations	$37,909	$62,606	$(268)

 The Company’s application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014, 2013 and 2012 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE  15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2014, 2013, and 2012.  Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2014
Total operating revenues	$19,159	$19,500	$19,326	$21,427
Total operating expenses	18,957	19,914	18,858	24,882
Operating income (loss)	202	(414)	468	(3,455)
Other expense	(2,440)	(3,630)	(4,274)	(5,167)
Loss before gain on land sales, non-contolling interest, and taxes	(2,238)	(4,044)	(3,806)	(8,622)
Gain (loss) on land sales	753	(159)	40	(73)
Income tax benefit	2,049	2,195	786	15,383
Net income (loss) from continued operations	564	(2,008)	(2,980)	6,688
Net income from discontinued operations	3,805	4,077	1,461	28,566
Net income (loss)	4,369	2,069	(1,519)	35,254
Less: net income (loss) attributable to non-controlling interest	(819)	(551)	200	(8,118)
Preferred dividend requirement	(613)	(613)	(427)	(390)
Net income (loss) applicable to common shares	$2,937	$905	$(1,746)	$26,746

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.08)	$(0.28)	$(0.24)	$(0.13)
Income from discontinued operations	0.33	0.35	0.11	2.04
Net income (loss) applicable to common shares	$0.25	$0.07	$(0.13)	$1.91
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	13,619,647	14,027,618

Earnings per share - diluted
Loss from continued operations	$(0.08)	$(0.28)	$(0.24)	$(0.13)
Income from discontinued operations	0.33	0.35	0.11	2.04
Net income (loss) applicable to common shares	$0.25	$0.07	$(0.13)	$1.91
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	13,619,647	14,027,618

	Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2013
Total operating revenues	$19,088	$19,193	$19,530	$22,939
Total operating expenses	17,838	18,640	20,071	39,877
Operating income (loss)	1,250	553	(541)	(16,938)
Other expense	(9,245)	(5,401)	(8,533)	(12,085)
Loss before gain on land sales, non-contolling interest, and taxes	(7,995)	(4,848)	(9,074)	(29,023)
Gain (loss) on land sales	(35)	-	598	(1,018)
Income tax benefit	2,807	5,352	402	31,952
Net income (loss) from continued operations	(5,223)	504	(8,074)	1,911
Net income from discontinued operations	5,212	9,940	745	46,709
Net income (loss)	(11)	10,444	(7,329)	48,620
Less: net income (loss) attributable to non-controlling interest	385	(2,090)	903	(9,646)
Preferred dividend requirement	(613)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(239)	$7,741	$(7,039)	$38,361

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.47)	$(0.19)	$(0.68)	$(0.72)
Income from discontinued operations	0.45	0.86	0.06	4.05
Net income (loss) applicable to common shares	$(0.02)	$0.67	$(0.62)	$3.33
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Earnings per share - diluted
Loss from continued operations	$(0.47)	$(0.19)	$(0.68)	$(0.72)
Income from discontinued operations	0.45	0.86	0.06	4.05
Net income (loss) applicable to common shares	$(0.02)	$0.67	$(0.62)	$3.33
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

	Three Months Ended 2012
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2012
Total operating revenues	$19,240	$19,744	$20,189	$22,676
Total operating expenses	18,626	17,146	17,518	20,312
Operating income	614	2,598	2,671	2,364
Other expense	(6,310)	(6,645)	(4,778)	(2,288)
Income (loss) before gain on land sales, non-contolling interest, and taxes	(5,696)	(4,047)	(2,107)	76
Gain(loss) on land sales	(1,021)	4,738	2,898	(1,140)
Income tax benefit (expense)	(266)	1,763	(54)	(1,587)
Net income (loss) from continued operations	(6,983)	2,454	737	(2,651)
Net income (loss) from discontinued operations	(494)	3,275	(99)	(2,950)
Net income (loss)	(7,477)	5,729	638	(5,601)
Less: net income (loss) attributable to non-controlling interest	1,177	(1,064)	(74)	1,087
Preferred dividend requirement	(613)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(6,913)	$4,052	$(49)	$(5,127)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continued operations	$(0.56)	$0.07	$-	$(0.19)
Income (loss) from discontinued operations	(0.04)	0.28	(0.01)	(0.26)
Net income (loss) applicable to common shares	$(0.60)	$0.35	$(0.01)	$(0.45)
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Earnings per share - diluted
Income (loss) from continued operations	$(0.56)	$0.03	$-	$(0.19)
Income (loss) from discontinued operations	(0.04)	0.13	-	(0.26)
Net income (loss) applicable to common shares	$(0.60)	$0.16	$-	$(0.45)
Weighted average common shares used in computing diluted earnings per share	11,525,389	25,679,951	21,027,447	11,525,389

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC, which has a current outstanding balance of $22.3 million.

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

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2015, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property.  Management of the Company believes that there is no basis for this action against the Company and its officers and directors and intends to vigorously defend itself. The August 2014 complaint does not allege any facts relating to the Company, except that the named directors and officers are directors and officers of the Company and that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

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

            An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to ART and damages of $960,646 in “increased costs” and $11,161,520 for “lost opportunity’ damages in favor of TCI and its subsidiaries (a total of $12,122,166).  The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings.  As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

Other Litigation.     The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of Management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity, unless notes otherwise above.

 The Company is involved in and vigorously defending against other deficiency claims with respect to assets that have been foreclosed by various lenders. Such claims are generally against a consolidated subsidiary as the borrower or the Company as a guarantor of indebtedness or performance. Some of these proceedings may ultimately result in an unfavorable determination for the Company and/or one of its consolidated subsidiaries. While we cannot predict the final result of such proceedings, Management believes that the maximum exposure to the Company and its consolidated subsidiaries, if any, will not exceed approximately $20 million in the aggregate and will occur, if at all, in future years.

NOTE 17.     EARNINGS PER SHARE

Earnings per share (“EPS”) have been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

 As of December 31, 2014, we have 2,461,252 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  Of the outstanding 2,461,252 shares of Series A 10.0% cumulative convertible preferred stock, there were 300,000 shares owned by ART Edina, Inc. and 600,000 shares owned by ART Hotel Equities, Inc., a wholly owned subsidiary of ARL. As of May 30, 2014, these 900,000 shares were transferred to ARL.  Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. As of December 31, 2014, RAI owns 1,560,638 shares of the outstanding Series A convertible preferred stock and has accrued dividends unpaid of $9.6 million.

The Company had 135,000 shares of Series K convertible preferred stock, which were held by TCI and used as collateral on a note. The note has been paid in full and the Series K preferred stock was cancelled May 7, 2014.

As of December 31, 2014, we have 1,000 shares of stock options outstanding.  The outstanding options are considered in the computation of diluted earnings per share if the effect of applying the “treasury stock” method is dilutive. These options expired unexercised January 1, 2015.

As of December 31, 2014, the preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 18.   SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2014, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 30, 2015, which is the date on which the financial statements were available to be issued.

On January 30, 2015, TCI refinanced the existing mortgage on Heather Creek apartments, a 200-unit complex located in Mesquite, Texas, for a new mortgage of $11.5 million.  TCI paid off the existing mortgage of $11.5 million and $0.3 million in closing costs.  The note accrues interest at 3.24% and payments of interest and principal are due monthly, maturing August 1, 2050.

On February 9, 2015, TCI purchased 100% of the membership interest in Holland Lake Partners, Ltd, which owns Residences at Holland Lake apartments, a 208-unit complex located in Weatherford, Texas, from FBH, a related party under common control, for $4.7 millions.  TCI assumed the current mortgage of $12.0 million.

On February 9, 2015, TCI purchased 100% of the membership interest in Mount Drive, LLC, which owns Overlook at Allensville apartments, a 144-unit complex located in Seiverville, Tennessee, from FBH, a related party under common control, for $2.5 million.  TCI assumed the current mortgage of $11.6 million.

Schedule III
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE ACCUMULATED APPRECIATION
DECEMBER 31, 2014

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Properties Held for Investment
Apartments
Anderson Estates, Oxford, MS	845	378	2,683	313	-	691	2,683	3,374	598	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,267	439	9,979	292	-	439	10,271	10,710	3,020	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,953	287	4,451	45	-	287	4,496	4,783	791	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,579	740	10,435	63	-	740	10,498	11,238	2,589	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	6,544	762	6,856	-	-	762	6,856	7,618	1,205	2007	04/08	40 years
Capitol Hill, Little Rock, AR	9,189	1,860	7,948	55	-	1,860	8,003	9,863	2,093	2003	03/03	40 years
Curtis Moore Estates, Greenwood, MS	1,525	186	5,732	757	-	847	5,828	6,675	1,437	2003	01/06	40 years
Dakota Arms, Lubbock, TX	12,009	921	12,644	231	-	921	12,875	13,796	3,214	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	584	52	1,521	225	-	277	1,521	1,798	374	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	602	83	2,115	356	-	439	2,115	2,554	472	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,578	1,349	16,784	65	-	1,349	16,849	18,198	4,552	2002	05/02	40 years
Falcon Lakes, Arlington, TX	12,923	1,319	14,039	339	-	1,319	14,378	15,697	4,517	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,511	1,327	12,015	69	-	1,345	12,066	13,411	3,015	2003	03/03	40 years
Lake Forest, Houston, TX	12,385	335	12,268	1,519	-	335	13,787	14,122	3,217	2004	01/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	15,253	2,005	17,892	-	-	2,005	17,892	19,897	37	2006	12/14	40 years
Lodge at Pecan Creek, Denton, TX	16,025	1,349	16,180	-	-	1,349	16,180	17,529	1,228	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,855	977	17,799	54	-	977	17,853	18,830	2,563	2009	09/05	40 years
Mission Oaks, San Antonio, TX	15,123	1,266	16,627	212	-	1,266	16,839	18,105	3,239	2005	05/05	40 years
Monticello Estate, Monticello, AR	470	36	1,493	263	-	284	1,508	1,792	348	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,533	1,301	14,560	-	-	1,301	14,560	15,861	1,942	2009	10/07	40 years
Park at Clarksville, Clarksville, TN	13,075	571	14,300	118	-	587	14,402	14,989	2,290	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	19,030	1,022	20,188	8	-	1,022	20,196	21,218	1,999	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	16,182	1,048	17,688	617	-	1,048	18,305	19,353	3,746	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,637	947	12,226	556	-	947	12,782	13,729	2,704	2006	05/05	40 years
Parc at Rogers, Rogers, AR	15,860	1,482	22,993	286	(3,180)	1,748	19,833	21,581	3,649	2007	04/04	40 years
Preserve at Pecan Creek, Denton, TX	14,722	885	16,626	59	-	902	16,668	17,570	2,634	2008	10/05	40 years
Riverwalk Phase I, Greenville, MS	301	23	1,537	175	-	198	1,537	1,735	386	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,155	52	4,007	364	-	297	4,126	4,423	1,262	2003	01/06	40 years
Sonoma Court, Rockwall, TX	10,850	941	11,074	-	-	941	11,074	12,015	917	2011	07/10	40 years
Sugar Mill, Baton Rouge, LA	11,570	1,437	13,367	160	-	1,437	13,527	14,964	1,815	2009	08/08	40 years
Toulon, Gautier, MS	20,820	1,621	20,107	372	-	1,993	20,107	22,100	1,788	2011	09/09	40 years
Treehouse, Irving, TX	5,753	162	2,807	233	-	200	3,002	3,202	780	1974	05/04	40 years
Villas at Park West I, Pueblo, CO	10,716	1,171	10,453	-	-	1,171	10,453	11,624	22	2005	12/14	40 years
Villas at Park West II, Pueblo, CO	9,686	1,463	13,060	-	-	1,463	13,060	14,523	27	2010	12/14	40 years
Vistas of Vance Jackson, San Antonio, TX	15,511	1,265	16,539	188	-	1,327	16,665	17,992	3,887	2004	01/04	40 years
Whispering Pines, Topeka, KS	8,903	243	4,831	1,274	-	243	6,105	6,348	5,231	1974	02/78	40 years
Windsong, Fort Worth, TX	10,309	790	11,526	69	-	790	11,595	12,385	3,133	2002	07/03	40 years
Total Apartments Held for Investment	$ 378,833	$ 32,095	$ 417,350	$ 9,337	$ (3,180)	$ 35,107	$ 420,495	$ 455,602	$ 76,721

Apartments Under Construction
Parc at Mansfield, Mansfield, TX	1,250	543	-	969	-	543	969	1,512	-	-	12/14	-
Total Apartments Under Construction	$ 1,250	$ 543	$ -	$ 969	$ -	$ 543	$ 969	$ 1,512	$ -

Commercial
600 Las Colinas, Las Colinas, TX	40,410	5,751	51,759	11,768	-	5,751	63,527	69,278	17,833	1984	08/05	40 years
Bridgeview Plaza, LaCrosse, WI	5,956	-	-	965	-	-	965	965	361	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	23,816	5,096	45,868	12,487	-	5,096	58,355	63,451	15,901	1984	04/05	40 years
Mahogany Run Golf Course, US Virgin Islands	6,625	7,058	5,920	-	-	7,058	5,920	12,978	-	1981	11/14	40 years
Cross County Mall, Matoon, IL	8,177	608	4,891	8,533	-	1,394	12,638	14,032	12,039	1971	08/79	40 years
Fruitland Plaza, Fruitland Park, FL	-	23	-	66	-	23	66	89	27	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	29	616	-	142	-	616	142	758	121	—	08/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	34,862	2,506	(9,600)	3,878	27,768	31,646	6,474	—	06/08	40 years
Total Commercial Held for Investment	$ 113,013	$ 23,030	$ 143,300	$ 36,467	$ (9,600)	$ 23,816	$ 169,381	$ 193,197	$ 52,756

Schedule III
(Continued)
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE ACCUMULATED APPRECIATION
DECEMBER 31, 2014

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)

Land
2427 Valley View Ln, Farmers Branch, TX	-	76		-	-	76	-	76	-	—	07/12	—
Audubon, Adams County, MS	-	518	-	297	-	815	-	815	-	—	03/07	—
Bonneau Land, Farmers Branch, TX	-	1,309	-	-	-	1,309	-	1,309	-	—	12/14	—
Cooks Lane, Fort Worth, TX	830	1,094	-	-	-	1,094	-	1,094	-	—	06/04	—
Dedeaux, Gulfport, MS	616	1,612	-	46	(38)	1,620	-	1,620	-	—	10/06	—
Denham Springs, Denham Springs, LA	322	339	-	-	-	339	-	339	-	—	08/08	—
Gautier Land, Gautier, MS	-	202	-	-	-	202	-	202	-	—	07/98	—
GNB Land, Farmers Branch, TX	13,285	4,385	-	32	-	4,417	-	4,417	-	—	07/06	—
Hollywood Casino Land Tract II, Farmers Branch, TX	3,048	3,192	-	748	-	3,940	-	3,940	-	—	03/08	—
Lacy Longhorn Land, Farmers Branch, TX	-	408	-	-	-	408	-	408	-	—	06/04	—
LaDue Land, Farmers Branch, TX	675	1,845	-	-	-	1,845	-	1,845	-	—	07/98	—
Lake Shore Villas, Humble, TX	-	81	-	3	-	84	-	84	-	—	03/02	—
Lubbock Land, Lubbock, TX	-	234	-	-	-	234	-	234	-	—	01/04	—
Luna Ventures, Farmers Branch TX	-	2,934	-	-	-	2,934	-	2,934	-	—	04/08	—
Manhattan Land, Farmers Branch, TX	1	4,455	-	2,770	-	7,225	-	7,225	-	—	02/00	—
McKinney 36, Collin County, TX	3,471	1,769	-	298	(58)	2,009	-	2,009	-	—	01/98	—
McKinney Ranch Land, McKinney, TX	5,052	13,077	-	429	(2,089)	11,417	-	11,417	-	—	12/05	—
Meloy/Portage Land, Kent OH	1,400	5,119	-	-	(1,069)	4,050	-	4,050	-	—	02/04	—
Minivest Land, Dallas, TX	-	7	-	-	-	7	-	7	-	—	04/13	—
Mira Lago, Farmers Branch, TX	-	53	-	15	-	68	-	68	-	—	05/01	—
Nakash, Malden, MO	-	103	-	-	-	103	-	103	-	—	01/93	—
Nashville, Nashville, TN	-	872	-	101	-	973	-	973	-	—	06/02	—
Nicholson Croslin, Dallas, TX	2	66	-	-	-	66	-	66	-	—	10/98	—
Nicholson Mendoza, Dallas, TX	-	29	-	-	-	29	-	29	-	—	10/98	—
Ocean Estates, Gulfport, MS	-	1,418	-	390	-	1,808	-	1,808	-	—	10/07	—
Seminary West, Fort Worth, TX	-	146	-	-	-	146	-	146	-	—	07/01	—
Senlac Land Tract II, Farmers Branch, TX	-	656	-	-	-	656	-	656	-	—	08/05	—
Sugar Mill Land, Baton Rouge, LA	245	445	-	90	-	535	-	535	-	—	08/13	—
Texas Plaza Land, Irving, TX	270	1,738	-	-	(238)	1,500	-	1,500	-	—	12/06	—
Three Hickory Land, Farmers Branch, TX	-	1,202	-	-	-	1,202	-	1,202	-	—	03/14	—
Travelers Land, Farmers Branch, TX	10,240	24,511	-	4	-	24,515	-	24,515	-	—	11/06	—
Travelers Land, Farmers Branch, TX	955	1,913	-	-	-	1,913	-	1,913	-	—	11/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	-	-	-	1,030	-	1,030	-	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	-	1,517	-	-	-	1,517	-	1,517	-	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	-	130	-	-	-	130	-	130	-	—	03/04	—
US Virgin Islands - Pearl, US Virgin Islands	2,424	14,125	-	2,663	-	16,788	-	16,788	-	—	10/08	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	139	228	-	-	-	228	-	228	-	—	08/08	—
Valley View/Senlac, Farmers Branch, TX	14	796	-	-	-	796	-	796	-	—	12/05	—
Valwood Land, Farmers Branch, TX	1,252	3,332	-	-	-	3,332	-	3,332	-	—	03/14	—
Waco 151 Land, Waco, TX	1,030	2,106	-	-	(1,207)	899	-	899	-	—	04/07	—
Waco Swanson, Waco, TX	-	173	-	-	-	173	-	173	-	—	08/06	—
Walker Land, Dallas County, TX	5,252	13,105	-	70	-	13,175	-	13,175	-	—	09/06	—
Willowick Land, Pensacola, FL	-	137	-	-	-	137	-	137	-	—	01/95	—
Windmill Farms Land, Kaufman County, TX	30,074	54,536	-	10,631	(21,008)	44,159	-	44,159	-	—	11/11	—
Total Land Held for Investment	$ 81,354	$ 167,023	$ -	$ 18,587	$ (25,707)	$ 159,903	$ -	$ 159,903	$ -

Schedule III
(Continued)
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE ACCUMULATED APPRECIATION
DECEMBER 31, 2014

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	14,797	-		-		-	-	-	-	—	—	—
ARI - Corporate	45,666	-	-	-		-	-	-	-	—	—	—
Total Corporate Debt	$ 60,463	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Investment/Corporate Debt	$ 634,913	$ 222,691	$ 560,650	$ 65,360	$ (38,487)	$ 219,369	$ 590,845	$ 810,214	$ 129,477

Properties Held for Sale
Commercial
Dunes Plaza, Michigan City, IN	452	-	-	-	-	-	-	-	-	1978	03/92	40 years
Fenton Center (Park West II),	1,100	-	-	-	-	-	-	-	-	1978	03/92	40 years
Total Commercial Held for Sale	$ 1,552	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Total Properties Held for Sale	$ 1,552	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Properties Subject to Sales Contract
Apartments
Quail Hollow, Holland, OH	11,129	1,406	12,651	41	(1,998)	1,406	10,694	12,100	2,125	2000	04/08	40 years
Total Aparments Subject to Sales Contract	$ 11,129	$ 1,406	$ 12,651	$ 41	$ (1,998)	$ 1,406	$ 10,694	$ 12,100	$ 2,125

Commercial
Thermalloy, Farmers Branch, TX	51	791	1,061	-		791	1,061	1,852	175	—	05/08	40 years
Total Commercial Subject to Sales Contract	$ 51	$ 791	$ 1,061	$ -	$ -	$ 791	$ 1,061	$ 1,852	$ 175

Land
Dominion Tract, Dallas, TX	$ 1,473	$ 2,083	$ -	$ 48	(133)	$ 1,998	$ -	$ 1,998	$ -	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	2,571	3,321	-	147	(176)	3,292	-	3,292	-	—	06/02	—
Hunter Equities Land, Dallas, TX	-	398	-	-	-	398	-	398	-	—	07/08	—
Pioneer Crossing Tract I, Austin, TX	2,058	-	-	-	-	-	-	-	-	—	03/06	—
Whorton Land, Bentonville, AR	1,737	4,291	-	391	(2,996)	1,686	-	1,686	-	—	06/05	—
Total Land Subject to Sales Contract	$ 7,839	$ 10,093	$ -	$ 586	$ (3,305)	$ 7,374	$ -	$ 7,374	$ -

Total Properties Subject to Sales Contract	$ 19,019	$ 12,290	$ 13,712	$ 627	$ (5,303)	$ 9,571	$ 11,755	$ 21,326	$ 2,300

TOTAL: Real Estate	$ 655,484	$ 234,981	$ 574,362	$ 65,987 ##	$ (43,790)	$ 228,940	$ 602,600	$ 831,540	$ 131,777

			SCHEDULE III
			(Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31,

	2014	2013	2012
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$848,062	$1,111,299	$1,196,662
Additions
Acquisitions, improvements and construction	75,945	(22,346)	11,860
Deductions
Sale of real estate	(92,467)	(229,661)	(89,978)
Asset impairments	-	(11,230)	(7,245)
Balance at December 31,	$831,540	$848,062	$1,111,299

Reconciliation of Accumulated Depreciation
Balance at January 1,	$147,768	$180,866	$170,032
Additions
Depreciation	18,077	21,816	22,494
Deductions
Sale of real estate	(34,068)	(54,914)	(11,660)
Balance at December 31,	$131,777	$147,768	$180,866

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
(dollars in thousands)
JUNIOR MORTGAGE LOANS
2410 Partnership	10.00%	09/17	Interest only paid quarterly.	-	145	145	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Christine Tunney	10.00%	09/17	Interest only paid quarterly.	-	49	49	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Compton Partners	10.00%	09/17	Interest only paid quarterly.	-	289	289	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
David Monier	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Earl Samson III	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Edward Samson III	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Foundation for Better Housing, Inc (Holland Lake Acquisition Fee)	12.00%	12/17	Excess cash flow	11,971	1,674	1,674	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Holland Lake)	12.00%	12/19	Excess cash flow	11,971	4,698	4,698	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Overlook at Allensville Acquisition Fee)	12.00%	12/17	Excess cash flow	11,594	1,408	1,408	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Overlook at Allensville)	12.00%	11/19	Excess cash flow	11,594	2,472	2,472	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Preserve @ Prairie Pointe Acquisition Fee)	12.00%	3/17	Excess cash flow	10,301	1,156	1,156	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Preserve @ Prairie Pointe Acquisition)	12.00%	3/19	Excess cash flow	10,301	1,810	1,810	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Vista Ridge Apts Acquisition Fee)	12.00%	6/17	Excess cash flow	10,907	1,492	1,492	-
Percentage interest in Foundation for Better Housing, Inc.
Foundation for Better Housing, Inc (Vista Ridge Apts)	12.00%	4/19	Excess cash flow	10,907	3,923	3,923	-
Percentage interest in Foundation for Better Housing, Inc.

SCHEDULE IV
(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
(dollars in thousands)
Hammon Operating Corporation	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Harold Wolfe	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Herrick Partners	10.00%	09/17	Interest only paid quarterly.	-	91	91	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
HGH Residential, LLC (Tradewinds Dev)	12.00%	7/19	Excess cash flow		6,131	6,131	-
Percentage interest in Heritage Guaranty Holdings, Inc.
Mary Anna MacLean	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michael Monier	10.00%	09/17	Interest only paid quarterly.	-	304	304	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michale Witte	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Palmer Brown Madden	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Quintin Smith Jr.	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Richard Schmaltz	10.00%	09/17	Interest only paid quarterly.	-	203	203	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Robert Baylis	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Sherman Bull	10.00%	09/17	Interest only paid quarterly.	-	193	193	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney,LLC)	12.00%	12/32	Excess cash flow	12,911	2,469	2,097	-
100% Interest in UH of Mckinney, LLC
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,862	1,809	1,481	-
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood,LLC)	12.00%	12/32	Excess cash flow	22,526	5,462	5,059	-
100% Interest in UH of Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington,LLC)	12.00%	12/32	Excess cash flow	19,097	4,310	3,936	-
100% Interest in UH of Kensington, LLC

SCHEDULE IV
(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
(dollars in thousands)
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	8,836	6,363	-
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC)	12.00%	12/32	Excess cash flow	15,965	2,959	2,733	-
100% Interest in HFS of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	13,893	9,216	4,663	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	13,893	9,216	3,057	-
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	12.00%	12/32	Excess cash flow	18,948	12,335	8,250	-
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12.00%	12/32	Excess cash flow	11,730	2,772	2,272	-
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock I)	12.00%	12/32	Excess cash flow	14,932	2,794	2,485	-
100% Interest in UH of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock II)	12.00%	12/32	Excess cash flow	14,213	2,843	2,555	-
100% Interest in UH of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	23,285	12,663	9,986	-
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,396	1,702	1,323	-
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,606	12,761	7,966	-
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)	12.00%	12/32	Excess cash flow	22,011	4,245	3,815	-
100% Interest in UH of Harvest Hill III, LLC
William H. Ingram	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William S. Urkiel	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.							-
Willingham Revocable Trust	10.00%	09/17	Interest only paid quarterly.	-	96	96	-
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Various non-related party notes	various	various		-	507	507	-
Various related party notes	various	various		-	7,002	6,889	-

SCHEDULE IV
(Continued)
AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS ON REAL ESTATE
December 31, 2014

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
(dollars in thousands)
UNSECURED LOANS							-
Leman Development, Ltd. (1)	0.00%	N/A		-	1,500	1,500	-
One Realco Corporation (1)	3.00%	01/17	Interest and principal due at maturity.	-	10,000	7,000	-
Realty Advisors Management, Inc.	2.20%	12/16	Interest only paid quarterly.	-	20,387	20,387	-
Tracy Suttles (1)	18.00%	11/13	Interest and principal due at maturity.	-	2,147	1,077	1,077
Unified Housing Foundation, Inc.	12.00%	12/15	Excess cash flow		2,665	2,665	-
Unified Housing Foundation, Inc.	12.00%	12/16	Excess cash flow		3,657	3,657	-
Unified Housing Foundation, Inc.	12.00%	12/17	Excess cash flow		1,207	1,207	-
Unified Housing Foundation, Inc.	12.00%	6/17	Excess cash flow		1,261	1,261	-
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	2,189	2,000	-
						$ 143,962
					Accrued interest	8,683
					Allowance for estimated losses	(18,279)
						$ 134,366
(1) Fully reserved

SCHEDULE IV
(Continued)

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOAN RECEIVABLES ON REAL ESTATE
As of December 31,

	2014	2013	2012
	(dollars in thousands)

Balance at January 1,	$156,415	$125,173	$114,923
Additions
New mortgage loans	32,380	-	18,590
Funding of existing loans	-	22,445	1
Increase (decrease) of interest receivable on mortgage loans	(10,097)	13,267	(2,749)
Deductions
Amounts received	(25,492)	(3,327)	(3,913)
Non-cash reductions	(561)	(1,143)	(1,679)

Balance at December 31,	$152,645	$156,415	$125,173

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current Directors of ARL are listed below, together with their ages, terms of service, all positions and offices with ARL and its advisor Pillar,  their principal occupations, business experience, and directorships with other companies during the last five years or more. The designation “affiliated”, when used below with respect to a Director, means that the Director is an officer, director, or employee of  Pillar, an officer of the Company, or an officer or director of a related party of the Company. The designation “independent,” when used below with respect to a Director, means that the Director is neither an officer of the Company nor a director, officer, or employee of  Pillar (but may be a director of the Company), although the Company may have certain business or professional relationships with such Director as discussed in Part III, Item 13. “Certain Relationships and Related Transactions and Director Independence”.

HENRY A. BUTLER:  Age 64, Director (Affiliated) (since July 2003) and Chairman of the Board since May 2009.

Mr. Butler is Vice President Land Sales for Pillar Income Asset Management, LLC (since April 2011), and its predecessor, Prime Income Asset Management, LLC (July 2003 to April 2011).  Mr. Butler is Chairman of the Board (since May 28, 2009) and a Director (since July 2003) of the Company.  He is also Chairman of the Board (since May 2009) and a Director (since December 2001) of TCI and Chairman of the Board (since May 2011) and a Director (since February 2011) of IOT.

ROBERT A. JAKUSZEWSKI: Age 52, Director (Independent) (since November 2005).

   Mr. Jakuszewski is currently a Medical Specialist for VAYA Pharma, Inc.  He was the Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America, and Vice President of Sales and Marketing (September 1998 to December 2012) of New Horizon Communications, Inc.  Mr. Jakuszewski has been a Director of the Company since his election on November 22, 2005. He is also a director of TCI (since November 2005) and a Director of IOT (since March 2004).

SHARON HUNT, Age 72, Director (Independent) (since October 2011).

    Ms. Hunt is a licensed Realtor in Arkansas with Keystone Realty.  Ms. Hunt has been a Director of the Company since her election on October 25, 2011 and previously (February 2004 to January 2011).  She is also a Director of TCI (since October 2011) and previously (February 2004 to January 2011), and a Director of IOT (since October, 2011).

TED R. MUNSELLE: Age 59, Director (Independent) (since February 2004).

Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc.  On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee.  Spindletop’s stock is traded on the Over-the-Counter (OTC) market.  He is a certified public accountant (since 1980).  Mr. Munselle has been a Director of the Company since his election on February 20, 2004.  He is also a Director of TCI (since February 2004) and a Director of IOT (since May 2009).  Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of ARL has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Board Meetings and Committees

The Board of Directors held seven meetings during 2014. For such year, no incumbent Director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member.  The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc.  All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2014.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met once during 2014.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met once during 2014.

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

Following the annual meeting of stockholders held December 2014 for the fiscal year ended December 31, 2013, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2015.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 2014, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their related parties and members of ARL’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle and Jakuszewski and Ms. Hunt are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

Executive Officers

Executive officers of the Company are listed below, all except one of whom are employed by Pillar. Mr. Bertcher is employed by New Concept Energy, Inc (“NCE”).   None of the executive officers receive any direct remuneration from the Company nor do any hold any options granted by the Company. Their positions with the Company are not subject to a vote of stockholders. In addition to the following executive officers, the Company has several vice presidents and assistant secretaries who are not listed herein. The ages, terms of service and all positions and offices with the Company, Pillar, other related entities, other principal occupations, business experience and directorships with other publicly held companies during the last five years or more are set forth below.  No family relationships exist among any of the executive officers or directors of the Company.

DANIEL J. MOOS, 64

President (since April 2007) and Chief Executive Officer (since March 2010) of the Company, ARL, IOT, Prime Income Asset Management Inc (“Prime”) (March 2007 to April 2011) and Pillar (since April, 2011).

GENE S. BERTCHER, 66

     Executive Vice President (since February 2008), Chief Financial Officer (since October 2009), and Treasurer (since October 2013) of the Company, TCI and IOT. Mr. Bertcher is also Chief Executive Officer (since December 2006), Chief Financial Officer (since November 1989) and a Director (since June 1999) of New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the American Stock Exchange. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant (since 1973).

LOUIS J. CORNA, 67

     Executive Vice President—General Counsel/Tax Counsel and Secretary (since February 2004) of the Company, TCI and IOT.  Executive Vice President—Tax (since April 2011) of Pillar.  Mr. Corna was also a Director and Vice President (June 2004 to December 2010) and Secretary (January 2005 to December 2010) of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

ALFRED CROZIER, 63

     Executive Vice President—Residential Development of Prime (November 2006 to April 2011) and the Company, ARL, IOT and Pillar (since April 2011).

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2014. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

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

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Mr. Phillips is not an officer, manager or Director of Pillar, Realty Advisors, LLC, RAI, MRHI or ARL, nor is he a Trustee of the May Trust.

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

ARL entered into a Cash Management Agreement with Pillar on April 30, 2011, to further define the administration of the Company’s day-to-day investment operations, relationship contacts, flow of funds and deposit and borrowing of funds.  Under the Cash Management Agreement, all funds of the Company are delivered to Pillar which has a deposit liability to the Company and is responsible for payment of all payables and investment of all excess funds which earn interest at the Wall Street Journal prime rate plus 1.0% per annum, as set quarterly on the first day of each calendar quarter. Borrowings for the benefit of the Company bear the same interest rate. The term of the Cash Management Agreement is coterminous with the Advisory Agreement, and is automatically renewed each year unless terminated with the Advisory Agreement.  ARL’s management believes that the terms of the Advisory Agreement are at least as fair as could be obtained from unaffiliated third parties.

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

During 2014, $60,500 was paid to non-employee Directors in total Directors’ fees.   The fees paid to the directors are as follows: Sharon Hunt, $20,000, Robert A. Jakuszewski, $20,000, and Ted R. Munselle, $20,500.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. As of December 31, 2014, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share.  These options expired unexercised January 1, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding compensation plans under which equity securities of ARL are authorized for issuance.

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

See Note 10. to the financial statements “Stock Options” for information regarding the material features of the above plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 15, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

Prime Stock Holdings, Inc.	1,459,828	(1)	10.41%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	11,751,566	(1)(2)	83.77%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors LLC	10,291,738	(3)	73.37%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Ryan T. Phillips	11,779,168	(1)(2)(3)	83.97%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234
___________________________
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 14,027,619 shares outstanding as of March 15, 2015.
(1)
Includes 1,459,828 shares owned by Prime Stock Holdings, Inc. (PSH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”),  over which each of the directors of PSH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of PSH.  The directors of PSH disclaim beneficial ownership of such

(2)
  Includes 10,291,738 shares owned directly by RALLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC.  The managers of RALLC disclaim beneficial ownership of such shares.

(3)	Includes 27,602 shares owned by the Gene E. Phillips’ Children’s Trust of which Ryan T. Phillips is a beneficiary.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 15, 2015.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **
Gene S. Bertcher	11,751,566	(1)(2)	83.77%
Henry A. Butler	-
Louis J. Corna	11,751,566	(1)(2)	83.77%
Alfred Crozier	11,751,566	(1)(2)	83.77%
Robert A. Jakuszewski	-
Daniel J. Moos	11,751,566	(1)(2)	83.77%
Ted R. Munselle	-
Sharon Hunt	-
All Directors and Executive Officers as a group (8 persons)	11,751,566	(1)(2)	83.77%
_____________________
*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 14,027,619 shares outstanding as of March 15, 2015
(1)	At December 31, 2014, Ted R. Munselle had options to purchase 1,000 shares of common stock. These options expired unexercised January 1, 2015.
(2)
Includes 10,291,738 shares owned by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC.  The managers and executive officers of RALLC disclaim beneficial ownership of such shares.

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

Pillar is a Nevada corporation, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust.

The May Trust is a Trust, the beneficiaries of which are the children of Gene E. Phillips.  Mr. Phillips is not an officer, manager or Director of Pillar, Realty Advisors, LLC, RAI, MRHI or ARL, nor is he a Trustee of the May Trust.

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

At December 31, 2014, ARL owned approximately 80.9% of TCI’s outstanding common stock and through its interest in TCI  approximately 81.1% of IOT’s outstanding common stock.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009.  That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI IOT and MRHI for the remainder of 2012 and subsequent years.  The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

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

In 2014, the Company paid advisory fees of $8.9 million, net income fees of $3.7 million, mortgage brokerage and equity refinancing fees of $1.2 million, cost reimbursements of $3.4 million and received interest of $1.0 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.6 million to Regis in 2014.

As of December 31, 2014, the Company had notes and interest receivables, net of allowances, of $73.9 million and $5.8 million, respectively, due from UHF, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $13.0 million, originated $5.4 million, received principal payments of $21.9 million and received interest payments of $24.8 million from these related party notes receivables.

As of December 31, 2014, the Company had notes and interest receivables of $21.0 million and $1.0 million, respectively, due from FBH, a related party.  See Part 2, Item 8. Note 3. “Notes and Interest Receivable”.  During the current period, the Company recognized interest income of $1.0 million and originated $21.0 million from these related party notes receivables.

Below are transactions that involve a related party:

In December 2010, various commercial and land holdings were sold to FRE Real Estate, Inc., a related party. During the first three months of 2011, many of these transactions were rescinded as of the original transaction date and were subsequently sold to related parties under the same ownership as FRE Real Estate, Inc. As of December 31, 2014, one commercial building, Thermalloy, remains in FRE Real Estate, Inc.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to TCI’s continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.

As of December 31, 2014, there remains one apartment complex, one commercial building and 110 acres of land that TCI has sold to a related party and have deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. We have reviewed each asset and taken impairment to the extent we feel the value of the property was less than our current basis.  The Company did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and the Company’s questionable recovery of investment cost.  The Company determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring.

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

Operating Relationships

ARL received rents of $0.7 million in 2014, $0.7million in 2013, and $0.6 million in 2012 from Pillar, and its related parties for ARL owned properties.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2014, Pillar owes ARL $21.4 million.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2014 and 2013 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P., BDO Seidman, LLP and Swalm & Associates, PC:

	2014					2013
	Farmer, Fuqua		BDO	Swalm &		Farmer, Fuqua		BDO	Swalm &
Type of Fee	& Huff		Seidman	Associates		& Huff		Seidman	Associates
Audit Fees	$801,219	(1)	$-	$54,356	(3)	$750,983	(4)	$-	$56,947	(6)
Audit Related Fees			10,250
Tax Fees	61,075	(2)	8,042	-		55,376	(5)	8,042	-
All Other Fees
Total	$862,294		$18,292	$54,356		$806,359		$8,042	$56,947
__________
(1) Includes $591,118 TCI
(2) Includes $39,383 TCI
(3) All IOT
(4) Includes $549,783 TCI
(5) Includes $42,076 TCI
(6) All IOT

The audit fees for 2014 and 2013 were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2014 and 2013 were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARL’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2014 and 2013 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2014 and 2013

Consolidated Statements of Operations—Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows—Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8. of Transcontinental Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014).

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

Dated: March 30, 2015

AMERICAN REALTY INVESTORS, INC.

By:	/S/ GENE S. BERTCHER
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ HENRY A. BUTLER Henry A. Butler	Chairman of the Board and Director	March 30, 2015

/s ROBERT A. JAKUSZEWSKI Robert A. Jakuszewski	Director	March 30, 2015

/s/ SHARON HUNT Sharon Hunt	Director	March 30, 2015

/s/ TED R. MUNSELLE Ted R. Munselle	Director	March 30, 2015

/s/ DANIEL J. MOOS Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015

/s/ GENE S. BERTCHER Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2015

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX
For the Year Ended December 31, 2014

Exhibit Number	Description

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

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________________
*	Filed herewith.