Form 10-Q
period 2015-03-31
AMERICAN REALTY INVESTORS INC
filed 2015-05-13
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at May 5, 2015)

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2015	2014
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$811,359	$810,214
Real estate subject to sales contracts at cost, net of depreciation ($2,387 for 2015 and $2,300 for 2014)	19,047	19,026
Less accumulated depreciation	(133,800)	(129,477)
Total real estate	696,606	699,763
Notes and interest receivable
Performing (including $136,841 in 2015 and $139,466 in 2014 from related parties)	153,271	149,484
Non-performing	3,171	3,161
Less allowance for doubtful accounts (including $15,537 in 2015 and 2014 from related parties)	(18,279)	(18,279)
Total notes and interest receivable	138,163	134,366
Cash and cash equivalents	19,700	12,299
Restricted cash	36,135	49,266
Investments in unconsolidated subsidiaries and investees	4,462	4,279
Receivable from related party	5,409	21,414
Other assets	45,213	44,111
Total assets	$945,688	$965,498

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$621,596	$638,891
Notes related to assets held for sale	1,227	1,552
Notes related to subject to sales contracts	18,434	18,616
Deferred revenue (including $72,564 in 2015 and 2014 from sales to related parties)	74,409	74,409
Accounts payable and other liabilities (including $11,412 in 2015 and $11,024 in 2014 to related parties)	48,317	52,442
	763,983	785,910

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,461,252 shares in 2015 and 2014 (liquidation preference $10 per share), including 900,000 shares in 2015 and 2014 held by ARL or subsidiaries.	3,126	3,126
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 14,443,404 shares in 2015 and 2014; outstanding 14,027,619 shares in 2015 and 2014; including 140,000 shares held by TCI (consolidated) in 2015 and 2014.	141	141
Treasury stock at cost; 415,785 shares in 2015 and 2014	(6,395)	(6,395)
Paid-in capital	107,652	108,378
Retained earnings	22,430	19,090
Total American Realty Investors, Inc. shareholders' equity	126,954	124,340
Non-controlling interest	54,751	55,248
Total shareholders' equity	181,705	179,588
Total liabilities and shareholders' equity	$945,688	$965,498

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $170 and $175 for the three months ended 2015 and 2014, respectively, from related parties)	$23,156	$19,159

Expenses:
Property operating expenses (including $162 and $155 for the three months ended 2015 and 2014, respectively, from related parties)	11,668	9,928
Depreciation and amortization	4,704	4,313
General and administrative (including $1,007 and $918 for the three months ended 2015 and 2014, respectively, from related parties)	2,201	1,984
Net income fee to related party	290	490
Advisory fee to related party	2,292	2,242
Total operating expenses	21,155	18,957
Net operating income	2,001	202

Other income (expenses):
Interest income (including $4,897 and $4,036 for the three months ended 2015 and 2014, respectively, from related parties)	5,237	4,117
Other income	4,097	173
Mortgage and loan interest (including $864 and $798 for the three months ended 2015 and 2014, respectively, from related parties)	(9,193)	(8,119)
Deferred borrowing costs amortization	(601)	(938)
Loan charges and prepayment penalties	(1,850)	(1,582)
Earnings from unconsolidated subsidiaries and investees	45	70
Litigation settlement	(73)	3,839
Total other expenses	(2,338)	(2,440)
Loss before gain on land sales, non-controlling interest, and taxes	(337)	(2,238)
Gain on land sales	2,876	753
Net income (loss) from continuing operations before taxes	2,539	(1,485)
Income tax benefit	103	2,049
Net income from continuing operations	2,642	564
Discontinued operations:
Net income (loss) from discontinued operations	293	(199)
Gain on sale of real estate from discontinued operations	-	6,053
Income tax expense from discontinued operations	(103)	(2,049)
Net income from discontinued operations	190	3,805
Net income	2,832	4,369
Net (income) loss attributable to non-controlling interest	508	(819)
Net income attributable to American Realty Investors, Inc.	3,340	3,550
Preferred dividend requirement	(390)	(613)
Net income applicable to common shares	$2,950	$2,937

Earnings per share - basic
Net income (loss) from continuing operations	$0.20	$(0.08)
Net income from discontinued operations	0.01	0.33
Net income applicable to common shares	$0.21	$0.25

Earnings per share - diluted
Net income (loss) from continuing operations	$0.16	$(0.08)
Net income from discontinued operations	0.01	0.33
Net income applicable to common shares	$0.17	$0.25

Weighted average common shares used in computing earnings per share	14,027,619	11,525,389
Weighted average common shares used in computing diluted earnings per share	17,426,707	11,525,389

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$3,150	$(255)
Net income from discontinued operations	190	3,805
Net income applicable to American Realty Investors, Inc.	$3,340	$3,550

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2015
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2014	$179,588	$(53,040)	$3,126	14,443,404	$141	$(6,395)	$108,378	$19,090	$55,248
Net income (loss)	2,832	2,832	-	-	-	-	-	3,340	(508)
Contributions from non-controlling interests	11	-	-	-	-	-	-	-	11
Assumption of non-controlling interests	(336)	-	-	-	-	-	(336)	-	-
Series A preferred stock dividend ($1.00 per share)	(390)	-	-	-	-	-	(390)	-	-
Balance, March 31, 2015	$181,705	$(50,208)	$3,126	14,443,404	$141	$(6,395)	$107,652	$22,430	$54,751

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)

Net income	$2,832	$4,369
Other comprehensive income (loss)	-	-
Total comprehensive income	2,832	4,369
Comprehensive (income) loss attributable to non-controlling interest	508	(819)
Comprehensive income attributable to American Realty Investors, Inc.	$3,340	$3,550

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$2,832	$4,369
Adjustments to reconcile net income applicable to common shares to net cash flow from operating activities:
Gain on sale of land	(2,876)	(753)
Gain on sale of income-producing properties	-	(6,053)
Depreciation and amortization	4,704	4,642
Amortization of deferred borrowing costs	602	1,220
Earnings from unconsolidated subsidiaries and investees	(45)	(70)
Decrease (increase) in assets:
Accrued interest receivable	2,276	12,044
Other assets	1,835	(38)
Prepaid expense	(1,099)	(768)
Escrow	12,931	4,585
Earnest money	(1,720)	535
Rent receivables	(539)	(220)
Related party receivables	16,005	(20,665)
Increase (decrease) in liabilities:
Accrued interest payable	60	(214)
Other liabilities	(4,065)	(13,801)
Net cash provided by (used in) operating activities	30,901	(15,187)

Cash Flow From Investing Activities:
Proceeds from notes receivable	338	-
Origination or advances of notes receivable	(6,411)	(4,428)
Acquisition of land held for development	-	(3,425)
Proceeds from sale of income-producing properties	-	22,480
Proceeds from sale of land	6,849	1,504
Investment in unconsolidated real estate entities	(138)	(131)
Improvement of land held for development	(984)	(115)
Improvement of income-producing properties	(3,457)	(1,162)
Assumption of non-controlling interest	(336)	-
Construction and development of new properties	(785)	(205)
Net cash provided by (used in) investing activities	(4,924)	14,518

Cash Flow From Financing Activities:
Proceeds from notes payable	11,488	65,212
Recurring amortization of principal on notes payable	(4,324)	(4,874)
Payments on maturing notes payable	(25,026)	(52,907)
Stock-secured borrowings	-	(187)
Deferred financing costs	(335)	(3,934)
Contributions from non-controlling interests	11	(81)
Preferred stock dividends - Series A	(390)	(613)
Net cash provided by (used in) financing activities	(18,576)	2,616

Net increase in cash and cash equivalents	7,401	1,947
Cash and cash equivalents, beginning of period	12,299	16,437
Cash and cash equivalents, end of period	$19,700	$18,384

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,193	$8,784

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

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 86.7% of ARL’s stock is owned by related parties.  Subsidiaries of ARL own approximately 80.9% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the NYSE under the symbol (“TCI”).  ARL is a “C” corporation for U.S. federal income tax purposes and has consolidated TCI’s accounts and operations since March 2003.  During the third quarter 2012, May Realty Holdings, Inc. (“MRHI”) subsidiaries acquired more than 80% of ARL stock and as a result, ARL joined the MRHI consolidated group for federal income tax reporting.  We have no employees.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries.  Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

ARL invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate.  Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager.  Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual Advisor, under the supervision of the Board.  Pillar’s duties include, but are not limited to: locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors.  Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy.  Pillar also serves as an Advisor and Cash Manager to TCI and IOT.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services.  ARL engages third-party companies to lease and manage its apartment properties.

Properties

We own or had interests in a total property portfolio of 47 income-producing properties as of March 31, 2015.  The properties consisted of:

•
Nine commercial properties consisting of four office buildings, one industrial warehouse, three retail centers and a golf course, comprising in aggregate approximately 2.1 million rentable square feet;

•	38 apartment communities totaling 6,344 units, excluding apartments being developed; and

•	4,200 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction.  At March 31, 2015, we had one apartment project in development.  The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2014 was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Certain 2014 Consolidated Financial Statement amounts have been reclassified to conform to the 2015 presentation, including adjustments for discontinued operations.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2015 (dollars in thousands):

Apartments	$455,856
Apartments under construction	1,514
Commercial properties	196,398
Land held for development	157,591
Real estate subject to sales contract	21,434
Total real estate	$832,793
Less accumulated depreciation	(136,187)
Total real estate, net of depreciation	$696,606

The highlights of our significant real estate transactions for the three months ended March 31, 2015 are listed below:

On March 19, 2015, TCI sold 15.515 acres of land known as McKinney Ranch land, located in McKinney, Texas, to an independent third party, for a sales price of $3.4 million.  We paid $3.2 million on the existing mortgage to satisfy a portion of the multi-tract collateral debt of $5.1 million, secured by various land parcels located in McKinney, Texas.  A gain of $1.3 million was recorded on the sale.

On March 31, 2015, TCI sold 17.872 acres of land known as McKinney Ranch land, located in McKinney, Texas, to an independent third party, for a sales price of $3.9 million.  We paid $1.9 million to pay off the remaining balance of the multi-tract collateral debt, secured by various land parcels located in McKinney, Texas.  A gain of $1.6 million was recorded on the sale.

As of March 31, 2015, there is one apartment complex, one commercial building and 110 acres of land that TCI has sold to a related party and has deferred the recognition of the sale.  These are treated as “subject to sales contract” on the Consolidated Balance Sheets. These properties were sold to a related party in order to help facilitate an appropriate debt or organizational restructure and may or may not be transferred back to the seller upon resolution. These properties have mortgages that are secured by the property and many have corporate guarantees. According to the loan documents, the maker is currently in default on these mortgages primarily due to lack of payment and is actively involved in discussions with every lender in order to settle or cure the default situation. TCI has reviewed each asset and taken impairment to the extent it feels the value of the property was less than its current basis.  TCI did not recognize or record the sale in accordance with ASC 360-20 due to our continuing involvement, which included the potential payment of cash shortfalls, future obligations under the existing mortgage and guaranty, the buyer’s inadequate initial investment and TCI’s questionable recovery of investment cost.  TCI determined that no sale had occurred for financial reporting purposes and therefore the asset remained on the books and continued to record operating expenses and depreciation as a period cost until a sale occurred that met the requirements of ASC 360-20.  The buyers received no compensation for the facilitation of the bankruptcy or debt restructuring process.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2015, we have expended $0.8 million related to the construction or predevelopment of various apartment complexes.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/19	12.00%	$ 4,698	Secured
Foundation for Better Housing, Inc. (Holland Lake) (1)	12/17	12.00%	1,674	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	11/19	12.00%	2,472	Secured
Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	12/17	12.00%	1,408	Secured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/19	12.00%	1,810	Secured
Foundation for Better Housing, Inc. (Preserve at Prairie Pointe) (1)	03/17	12.00%	1,156	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
Foundation for Better Housing, Inc. (Vista Ridge) (1)	06/17	12.00%	1,492	Secured
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
HGH Residential, Inc. (Tradewinds Dev)	07/19	12.00%	6,131	Secured
One Realco Corporation (1) (2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.20%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	100% Membership Interest in Unified Housing of McKinney, LLC
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	100% Membership Interest in Unified Housing of Temple, LLC
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	100% Membership Interest in Unified Housing Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	100% Membership Interest in Unified Housing Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Membership interest in Housing for Seniors of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	100% Membership Interest in Unified Housing of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	100% Membership Interest in Unified Housing of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	100% Membership Interest in Unified Housing of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	100% Membership Interest in Unified Housing of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	100% Membership Interest in Unified Housing of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	100% Membership Interest in Unified Housing of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	12/32	12.00%	1,323	100% Membership Interest in Unified Housing of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	100% Membership Interest in Unified Housing of Tivoli, LLC
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	100% Membership Interest in Unified Housing of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	2,665	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
Other related party notes (1)	Various	Various	2,117	Various secured interests
Other related party notes (1)	Various	Various	4,276	Various unsecured interests
Other non-related party notes	Various	Various	3,166	Various secured interests
Other non-related party notes	Various	Various	503	Various unsecured interests
Accrued interest			6,320
Total Performing			$ 153,271

Non-Performing loans:
Leman Development, Ltd (2)	07/11	7.00%	$ 1,500	Unsecured
Tracy Suttles (2)	12/11	0.00%	1,077	Unsecured
Other non-related party notes	Various	Various	507	Various secured interests
Accrued interest			87
Total Non-Performing			$ 3,171

Allowance for doubtful accounts			(18,279)
Total			$ 138,163

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

At March 31, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $121.3 million. We recognized interest income of $3.8 million related to these notes receivables.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	March 31, 2015	March 31, 2014
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of March 31,	2015	2014
Real estate, net of accumulated depreciation	$11,981	$10,518
Notes receivable	7,528	6,730
Other assets	29,163	31,026
Notes payable	(10,132)	(10,473)
Other liabilities	(6,182)	(7,402)
Shareholders' equity	(32,358)	(30,399)

For the Three Months Ended March 31,	2015	2014
Revenue	$12,790	$11,626
Depreciation	(288)	(288)
Operating expenses	(11,598)	(10,669)
Interest expense	(201)	(227)
Income from continuing operations	703	442
Income from discontinued operations	-	-
Net income	$703	$442

Company's proportionate share of earnings (1)	$141	$88

(1) Earnings represents continued and discontinued operations

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2015 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$418,681	$1,106	$419,787
Commercial	104,292	461	104,753
Land	77,227	117	77,344
Real estate held for sale	1,227	-	1,227
Real estate subject to sales contract	16,754	1,680	18,434
Other	19,440	272	19,712

Total	$637,621	$3,636	$641,257

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

On January 28, 2015, TCI refinanced the existing mortgage on Heather Creek apartments, a 200-unit complex located in Mesquite, Texas, for a new mortgage of $11.5 million.  TCI paid off the existing mortgage of $11.5 million and $0.3 million in closing costs.  The note accrues interest at 3.24% and payments of interest and principal are due monthly, maturing August 1, 2050.

On January 28, 2015, TCI modified the existing mortgage on Toulon apartments, a 240-unit complex located in Gautier, Mississippi, to reduce the interest rate.  The new term accrues interest at 3.24% and payments of interest and principal are due monthly, maturing December 1, 2051.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2015 (dollars in thousands):

Pillar
Related party receivable, December 31, 2014	$21,414
Cash transfers	(6,979)
Advisory fees	(2,292)
Net income fee	(290)
Fees and commissions	(353)
Cost reimbursements	(963)
Interest income	230
Expenses paid by Advisor	(1,093)
Financing (mortgage payments)	(4,265)
Related party receivable, March 31, 2015	$5,409

During the ordinary course of business, we have related party transactions that include, but are not limited to, rent income, interest income, interest expense, general and administrative costs, commissions, management fees and property expenses.  In addition, we have assets and liabilities that include related party amounts.  The related party amounts included in assets and liabilities, and the related party revenues and expenses received/paid are shown on the face of the Consolidated Financial Statements.

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

Items of income that are not reflected in the segments are interest, other income, gain on debt extinguishment, gain on condemnation award, equity in partnerships and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is our reportable segments’ operating income for the three months ended March 31, 2015 and 2014, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2015	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$7,091	$16,019	$-	$-	$46	$23,156
Property operating expenses	(4,267)	(7,042)	-	(349)	(10)	(11,668)
Depreciation	(1,927)	(2,795)	-	-	18	(4,704)
Mortgage and loan interest	(1,513)	(4,073)	-	(1,064)	(2,543)	(9,193)
Deferred borrowing costs amortization	(103)	(260)	-	(52)	(186)	(601)
Loan charges and prepayment penalties	-	(1,850)	-	-	-	(1,850)
Interest income	-	-	-	-	5,237	5,237
Gain on land sales	-	-	-	2,876	-	2,876
Segment operating income (loss)	$(719)	$(1)	$-	$1,411	$2,562	$3,253
Capital expenditures	3,192	257	-	826	-	4,275
Real estate assets	143,686	387,847	-	165,073	-	696,606

Property Sales
Sales price	$-	$-	$-	$7,257	$-	$7,257
Cost of sale	-	-	-	(4,381)	-	(4,381)
Gain on sale	$-	$-	$-	$2,876	$-	$2,876

	Commercial
For the Three Months Ended March 31, 2014	Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$4,781	$14,368	$-	$-	$10	$19,159
Property operating expenses	(3,147)	(6,465)	-	(311)	(5)	(9,928)
Depreciation	(1,814)	(2,534)	-	-	35	(4,313)
Mortgage and loan interest	(1,477)	(3,849)	-	(1,050)	(1,743)	(8,119)
Deferred borrowing costs amortizaion	(13)	(887)	-	(35)	(3)	(938)
Loan charges and prepayment penalties	(9)	(1,573)	-	-	-	(1,582)
Interest income	-	-	-	-	4,117	4,117
Gain on land sales	-	-	-	753	-	753
Segment operating income (loss)	$(1,679)	$(940)	$-	$(643)	$2,411	$(851)
Capital expenditures	1,130	-	-	85	-	1,215
Real estate assets	130,221	350,226	-	167,692	-	648,139

Property Sales
Sales price	$-	$23,131	$-	$1,565	$-	$24,696
Cost of sale	-	(17,078)	-	(812)	-	(17,890)
Gain on sale	$-	$6,053	$-	$753	$-	$6,806

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Segment operating income (loss)	$3,253	$(851)
Other non-segment items of income (expense)
General and administrative	(2,201)	(1,984)
Net income fee to related party	(290)	(490)
Advisory fee to related party	(2,292)	(2,242)
Other income	4,097	173
Earnings from unconsolidated investees	45	70
Litigation settlement	(73)	3,839
Income tax benefit	103	2,049
Net income from continuing operations	$2,642	$564

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	March 31,
	2015	2014
Segment assets	$696,606	$648,139
Assets held for sale	-	35,475
Investments in unconsolidated investees	4,462	3,990
Notes and interest receivable	138,163	129,220
Other assets	106,457	123,332
Total assets	$945,688	$940,156

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

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2015.   Included in discontinued operations are a total of zero and four properties for 2015 and 2014, respectively. Properties sold in 2015 have been reclassified to discontinued operations for current and prior year reporting periods, if any.  There were no sales of income-producing properties in the first quarter of 2015.  In 2014, we sold two apartment complexes (Blue Ridge and Pecan Pointe), and two commercial properties (1010 Common and Sesame Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property revenues	$15	$2,571
	15	2,571
Expenses:
Property operating expenses	(374)	1,317
Depreciation	-	330
General and administrative	95	174
Total operating expenses	(279)	1,821

Other income (expense):
Other income	-	42
Mortgage and loan interest	(1)	(664)
Deferred borrowing costs amortization	-	(282)
Litigation settlement	-	(45)
Total other expenses	(1)	(949)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	293	(199)
Gain on sale of real estate from discontinued operations	-	6,053
Income tax expense	(103)	(2,049)
Income from discontinued operations	$190	$3,805

Our application of ASC Topic 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2015 as income from discontinued operations.  This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 9. COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

LK-FOUR HICKORY, LLC

In conjunction with its sale of Four Hickory in November 2007, the Company agreed to fund amounts to satisfy its commitment to compensate LK-Four Hickory, LLC for move-in discounts and other concessions to existing tenants at the time of sale.  The Company also has various agreements with LK-Four Hickory, LLC related to the funding of projection shortfalls, which, to date, they have not had to provide any additional funding.  In addition, related parties of the Company have active lease agreements with LK-Four Hickory, LLC, and the Company has since guaranteed amounts related to certain of these leases.

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC which has a current outstanding balance of $22.1 million.

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

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2015; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income- producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Litigation.     The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity, unless otherwise noted below.

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

An original trial to a jury resulted in the jury awarding significant damages to Basic for “lost opportunity,” awarding damages in “increased costs” and “lost opportunity” damages to ART and damages of $960,646 in “increased costs” and $11,161,520 for “lost opportunity” damages in favor of TCI and its subsidiaries (a total of $12,122,166). The original Trial Court ignored the jury’s findings and entered a “Judgment Notwithstanding the Verdict” (“JNOV”) in Dynex’s favor; the Fifth Court of Appeals has now ruled that the JNOV was improper because there was sufficient evidence to support the jury’s findings. As a result, the Fifth Court of Appeals ordered the Trial Court to enter a new judgment consistent with the jury’s original findings.

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

While the fifteen year old controversy is not yet fully resolved, the Fifth Court of Appeals’ opinion is favorable to TCI, but TCI expects continued challenges by Dynex to the Fifth Court of Appeals’ opinion and any ultimate award of damages by the Trial Court.

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

As of March 31, 2015, we have 2,461,252 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding.  These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  Of the outstanding 2,461,252 shares of Series A 10.0% cumulative convertible preferred stock, 600,000 shares were owned by ART Hotel Equities, Inc. and 300,000 shares were owned by ART Edina, Inc. a wholly owned subsidiary of ARL.  As of May 30, 2014, these 900,000 shares were transferred to ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million.  On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock.  This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock.  As of March 31, 2015, RAI owns 1,560,638 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $10.0 million.

The Company had 135,000 shares of Series K convertible preferred stock, which were held by TCI and used as collateral on a note.  The note has been paid in full and the Series K preferred stock was cancelled May 7, 2014.

Prior to January 1, 2015, the Company had 1,000 shares of stock options outstanding.  These options expired unexercised January 1, 2015.  The options are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the computation for the prior periods if applying the “treasury stock” method is dilutive.

As of March 31, 2015, the series A convertible preferred stock was dilutive and thus was included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2015, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 13, 2015, which is the date on which the Consolidated Financial Statements were available to be issued.

On April 9, 2015, Realty Advisors, Inc. requested that 460,638 shares of ARI Series A Cumulative Convertible Preferred Stock be converted into ARL common stock.  This resulted in the issuance of 1,486,741 new shares of ARL common stock, converted at $4.62 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

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

The risks included here are not exhaustive.  Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review.  There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development.  Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties.  Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project.  We acquire land primarily in urban in-fill locations or high-growth suburban markets.  We are an active buyer and seller of real estate and during the three months ended March 31, 2015, we sold $7.3 million of land. As of March 31, 2015, we owned 6,344 units in 38 residential apartment communities and nine commercial properties comprising approximately 2.1 million rentable square feet.  In addition, we owned 4,200 acres of land held for development.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders.  We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized.  We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in certain of our wholly owned properties.  When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable.  We generate operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.  We have no employees.

We have historically engaged in and may continue to engage in certain business transactions with related parties, including, but not limited to, asset acquisition and dispositions.  Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities.  Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.

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

Critical Accounting Policies

We present our Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The FASB Accounting Standards Codification (“ASC”) is the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. As of the effective date, we no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, we refer to the ASC Codification as the sole source of authoritative literature.

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

We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information.  Estimates of future cash flows are based on a number of factors including, the historical operating results, known and anticipated trends, and market and economic conditions.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.  We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.  Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our segments.  Our segments consist of apartments, commercial buildings, hotels, land and other.  For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties and developed properties in the lease-up phase.  The same property portfolio consists of properties that were held by us for the entire period for both years being compared.  The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared.  Developed properties in the lease-up phase consist of completed projects that are being leased up.  As we complete each phase of the project, we lease-up that phase and include those revenues in our continuing operations.  Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio.  Income-producing properties that we have sold during the year are reclassified to discontinued operations for all periods presented.

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report.  The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2015 and 2014, we owned or had interests in a portfolio of 47 and 46 income-producing properties, respectively.  The total property portfolio represents all income-producing properties held as of March 31 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in the next quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2015 for the periods presented.  The table below shows the number of income-producing properties held at the quarter ended:

	March 31,
	2015	2014
Continuing operations	47	43
Held for sale/subsequent sales	0	3
Total property portfolio	47	46

Comparison of the three months ended March 31, 2015 to the same period ended 2014:

For the three months ended March 31, 2015, we reported a net income applicable to common shares of $3.0 million or $0.17 per diluted earnings per share, as compared to a net income applicable to common shares of $2.9 million or $0.25 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $23.2 million for the three months ended March 31, 2015. This represents an increase of $4.0 million, as compared to the prior period revenues of $19.2 million. This change, by segment, is an increase in the apartment portfolio of $1.6 million, and an increase in the commercial portfolio of $2.4 million. Within the apartment portfolio there was an increase of $1.3 million in the acquired property portfolio and an increase of $0.3 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants.  Within the commercial portfolio there was an increase of $1.5 million in the acquired property portfolio and increase of $0.9 million in the same store properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $11.6 million for the three months ended March 31, 2015. This represents an increase of $1.7 million, as compared to the prior period operating expenses of $9.9 million. This change, by segment, is an increase in the apartment portfolio of $0.6 million, and an increase in the commercial portfolio of $1.1 million.  Within the apartment portfolio there was an increase of $0.5 million in the acquired properties portfolio and an increase of $0.1 million in the same property portfolio.  Within the commercial portfolio there was an increase of $1.0 million in the acquired properties portfolio and an increase of $0.1 million in the same store properties.

Depreciation and amortization expense was $4.7 million for the three months ended March 31, 2015. This represents an increase of $0.4 million, as compared to the prior period expense of $4.3 million. This change, by segment, is an increase in the apartment portfolio of $0.3 million and an increase in the commercial portfolio of $0.1 million.  Within the apartment portfolio the increase of $0.3 was attributable to the acquired property portfolio.

Net income fee decreased slightly for the three months ended March 31, 2015 as compared to the prior period.  The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees increased slightly for the three months ended March 31, 2015 as compared to the prior period.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $5.2 million for the three months ended March 31, 2015. This represents an increase of $1.1 million, as compared to the prior year income of $4.1 million. The increase was primarily due to additional notes receivable acquired in prior periods.

Other income was $4.1 million for the three months ended March 31, 2015.  This represents an increase of $3.9 million, as compared to the prior period income of $0.2 million.  The majority of this increase was due to a settlement agreement on one of the commercial properties whereby upon payoff of the mortgage, we received a debt forgiveness of $3.9 million.

Mortgage and loan interest expense was $9.2 million for the three months ended March 31, 2015. This represents an increase of $1.1 million, as compared to the prior period expense of $8.1 million. The majority of this increase is in the other portfolio and is due to the securing of a new loan subsequent to the prior period.

Litigation settlement expenses were $0.07 million for the three months ended March 31, 2015. This represents an increase of $3.8 million as compared to the prior period income of $3.8 million.  This increase is the result of guarantor settlements on various real estate properties in the prior period, therefore avoiding future litigation.

Gain on land sales increased for the three months ended March 31, 2015, as compared to the prior period.  In the current period we sold 33.39 acres of land in two transactions for a sales price of $7.3 million and recorded a gain of $2.9 million.  In the prior period, we sold 6.31 acres of land in one transaction for a sales price of $1.6 million and recorded a gain of $0.8 million.

Discontinued operations relates to properties that were either sold or held for sale as of the period ended March 31, 2015.   Included in discontinued operations are a total of zero and four properties for 2015 and 2014, respectively. Properties sold in 2015 have been reclassified to discontinued operations for current and prior year reporting periods, if any.  There were no sales of income-producing properties in the first quarter of 2015.  In 2014, we sold two apartment complexes (Blue Ridge and Pecan Pointe), and two commercial properties (1010 Common and Sesame Square).  The gain on sale of the properties is also included in discontinued operations for those years.  The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property revenues	$15	$2,571
	15	2,571
Expenses:
Property operating expenses	(374)	1,317
Depreciation	-	330
General and administrative	95	174
Total operating expenses	(279)	1,821
Other income (expense):
Other income	-	42
Mortgage and loan interest	(1)	(664)
Deferred borrowing costs amortization	-	(282)
Litigation settlement	-	(45)
Total other expenses	(1)	(949)
Gain (loss) from discontinued operations before gain on sale of real estate and tax	293	(199)
Gain on sale of real estate from discontinued operations	-	6,053
Income tax expense	(103)	(2,049)
Income from discontinued operations	$190	$3,805

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes payable and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2015	2014	Variance

Net cash provided by (used in) operating activities	$30,901	$(15,187)	$46,088
Net cash provided by (used in) investing activities	$(4,924)	$14,518	$(19,442)
Net cash provided by (used in) financing activities	$(18,576)	$2,616	$(21,192)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.  The majority of the increase is due to the reduction in obligations to related parties.

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

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. More cash was used to pay off maturing notes and mortgages on sold properties than proceeds received from new loans and refinancing.

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

Tax Matters

During the third quarter 2012, May Realty Holdings, Inc. (“MRHI”), formerly known as Realty Advisors Management, Inc., subsidiaries acquired some of the stock of ARL such that more than 80% of ARL was owned by the MRHI group.  As a result, ARL joined the MRHI consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first three months of 2015 and a loss in 2014 and 2013, therefore, it recorded no provision for income taxes.

At March 31, 2015, ARL had a net deferred tax asset of $104.6 million due to tax deductions available to it in future years.  However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2015, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Interest Rate	Base Rates
Notes payable:
Variable rate	$61,729	5.64%	$617
Total decrease in ARL’s annual net income			617
Per share			$0.04

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

PART II. OTHER INFORMATION

ITEM 5.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date.  In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  The following table represents shares repurchased on a monthly basis during the first quarter of 2015:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	Paid per share	Announced Program	Under the Program
Balance at December 31, 2014			986,750	263,250
January 31, 2015	-	$-	986,750	263,250
February 28, 2015	-	$-	986,750	263,250
March 31, 2015	-	$-	986,750	263,250
Total	-

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
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

________________________
*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: May 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)