Form 10-Q
period 2015-09-30
AMERICAN REALTY INVESTORS INC
filed 2015-11-13
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at November 6, 2015)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2015	2014
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$961,099	$810,214
Real estate subject to sales contracts at cost, net of depreciation ($194 for 2015 and $2,300 for 2014)	9,213	19,026
Less accumulated depreciation	(145,101)	(129,477)
Total real estate	825,211	699,763
Notes and interest receivable
Performing (including $121,099 in 2015 and $139,466 in 2014 from related parties)	132,452	149,484
Non-performing	—	3,161
Less allowance for doubtful accounts (including $15,537 in 2015 and 2014 from related parties)	(17,037)	(18,279)
Total notes and interest receivable	115,415	134,366
Cash and cash equivalents	11,989	12,299
Restricted cash	42,214	49,266
Investments in unconsolidated subsidiaries and investees	5,152	4,279
Receivable from related party	43,301	21,414
Other assets	43,829	44,111
Total assets	$1,087,111	$965,498

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$782,570	$638,891
Notes related to subject to sales contracts	7,793	20,168
Deferred revenue (including $71,603 in 2015 and $72,564 in 2014 from sales to related parties)	71,672	74,409
Accounts payable and other liabilities (including $7,001 in 2015 and $11,024 in 2014 to related parties)	46,412	52,442
	908,447	785,910

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 and 2,461,252 shares in 2015 and 2014 (liquidation preference $10 per share), including 900,000 shares in 2015 and 2014 held by ARL or subsidiaries.	2,205	3,126
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 and 14,443,404 shares; outstanding 15,514,360 and 14,027,619 shares in 2015 and 2014, respectively; including 140,000 shares held by TCI (consolidated) in 2015 and 2014.	156	141
Treasury stock at cost; 415,785 shares	(6,395)	(6,395)
Paid-in capital	110,136	108,378
Retained earnings	18,435	19,090
Total American Realty Investors, Inc. shareholders' equity	124,537	124,340
Non-controlling interest	54,127	55,248
Total shareholders' equity	178,664	179,588
Total liabilities and shareholders' equity	$1,087,111	$965,498

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $211 and $175 for the three months and $591 and $526 for the nine months ended 2015 and 2014, respectively, from related parties)	$27,826	$19,326	$75,223	$57,986

Expenses:
Property operating expenses (including $202 and $172 for the three months and $551 and $511 for the nine months ended 2015 and 2014, respectively, from related parties)	14,499	10,766	37,467	30,677
Depreciation and amortization	6,569	4,463	16,410	13,099
General and administrative (including $634 and $926 for the three months and $2,554 and $2,686 for the nine months ended 2015 and 2014, respectively, from related parties)	1,417	1,590	5,215	6,770
Net income fee to related party	232	(186)	567	514
Advisory fee to related party	3,024	2,225	7,625	6,670
Total operating expenses	25,741	18,858	67,284	57,730
Net operating income (loss)	2,085	468	7,939	256

Other income (expenses):
Interest income (including $3,886 and $4,699 for the three months and $13,190 and $14,692 for the nine months ended 2015 and 2014, respectively, from related parties)	3,950	5,106	13,722	15,264
Other income	(72)	1,332	4,040	1,738
Mortgage and loan interest (including $982 and $978 for the three months and $2,797 and $2,709 for the nine months ended 2015 and 2014, respectively, from related parties)	(13,481)	(9,901)	(34,203)	(28,651)
Loan charges and prepayment penalties	(1,545)	(1,044)	(2,260)	(2,626)
Earnings from unconsolidated subsidiaries and investees	81	320	276	266
Litigation settlement (expense)	(85)	(86)	(203)	3,666
Total other expenses	(11,152)	(4,273)	(18,628)	(10,343)
Loss before gain on land sales, non-controlling interest, and taxes	(9,067)	(3,805)	(10,689)	(10,087)
Gain on sale of income producing properties	735	—	735	—
Gain on land sales	1,958	40	7,861	634
Net income (loss) from continuing operations before taxes	(6,374)	(3,765)	(2,093)	(9,453)
Income tax benefit (expense)	16	786	107	5,030
Net income (loss) from continuing operations	(6,358)	(2,979)	(1,986)	(4,423)
Discontinued operations:
Net income (loss) from discontinued operations	47	477	306	(454)
Gain on sale of real estate from discontinued operations	—	1,770	—	14,826
Income tax benefit (expense) from discontinued operations	(16)	(786)	(107)	(5,030)
Net income (loss) from discontinued operations	31	1,461	199	9,342
Net income (loss)	(6,327)	(1,518)	(1,787)	4,919
Net income (loss) attributable to non-controlling interest	1,164	200	1,132	(1,170)
Net income attributable to American Realty Investors, Inc.	(5,163)	(1,318)	(655)	3,749
Preferred dividend requirement	(275)	(428)	(941)	(1,653)
Net income applicable to common shares	$(5,438)	$(1,746)	$(1,596)	$2,096

Earnings per share - basic
Net income (loss) from continuing operations	$(0.35)	$(0.24)	$(0.12)	$(0.59)
Net income from discontinued operations	—	0.11	0.01	0.76
Net income applicable to common shares	$(0.35)	$(0.13)	$(0.11)	$0.17

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.35)	$(0.24)	$(0.12)	$(0.59)
Net income (loss) from discontinued operations	—	0.11	0.01	0.76
Net income applicable to common shares	$(0.35)	$(0.13)	$(0.11)	$0.17

Weighted average common shares used in computing earnings per share	15,514,360	13,619,647	14,975,212	12,231,146
Weighted average common shares used in computing diluted earnings per share	15,514,360	13,619,646	14,975,212	12,231,146

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$(5,194)	$(2,779)	$(854)	$(5,593)
Net income (loss) from discontinued operations	31	1,461	199	9,342
Net income applicable to American Realty Investors, Inc.	$(5,163)	$(1,318)	$(655)	$3,749

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2014	$179,588	$(53,040)	$3,126	14,443,404	$141	$(6,395)	$108,378	$19,090	$55,248
Net income (loss)	(1,787)	(1,787)	—	—	—	—	—	(655)	(1,132)
Acquisition of non-controlling interest	—	—	—	—	—	—	—	—	—
Contributions from non-controlling interests	11	—	—	—	—	—	—	—	11
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—
Sale of controlling interest	—	—	—	—	—	—	—	—	—
Assumption of non-controlling interests	(470)	—	—	—	—	—	(470)	—	—
Sale of non-controlling interests	—	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	2,263	—	(921)	1,070,956	15	—	3,169	—	—
Series A preferred stock dividend ($1.00 per share)	(941)	—	—	—	—	—	(941)	—	—
Repurchase/sale of treasury shares, net	—	—	—	—	—	—	—	—	—
Balance, September 30, 2015	$178,664	$(54,827)	$2,205	15,514,360	$156	$(6,395)	$110,136	$18,435	$54,127

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)

Net income	$(1,787)	$4,919
Other comprehensive income (loss)	—	—
Total comprehensive income	(1,787)	4,919
Comprehensive (income) loss attributable to non-controlling interest	1,132	(1,170)
Comprehensive income attributable to American Realty Investors, Inc.	$(655)	$3,749

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$(1,787)	$4,919
Adjustments to reconcile net income applicable to common shares to net cash flow from operating activities:
Gain on sale of land	(7,861)	(634)
Gain on sale of income-producing properties	(735)	(14,826)
Depreciation and amortization	16,410	13,763
Amortization of deferred borrowing costs	1,748	2,415
Earnings from unconsolidated subsidiaries and investees	(276)	54
Decrease (increase) in assets:
Accrued interest receivable	764	10,727
Other assets	1,397	2,002
Prepaid expense	(12,953)	(2,318)
Escrow	5,845	3,556
Earnest money	(1,193)	(5)
Rent receivables	(1,384)	(15)
Related party receivables	(21,887)	—
Increase (decrease) in liabilities:
Accrued interest payable	(242)	43
Payable to related parties	—	(8,844)
Other liabilities	(6,030)	(17,294)
Net cash used in operating activities	(28,184)	(6,457)

Cash Flow From Investing Activities:
Proceeds from notes receivable	27,084	—
Origination or advances of notes receivable	(7,655)	(20,798)
Acquisition of land held for development	—	(3,425)
Acquisition of income producing properties	(131,220)	(19,534)
Proceeds from sale of income-producing properties	—	41,666
Proceeds from sale of land	12,364	6,252
Investment in unconsolidated real estate entities	(597)	(402)
Improvement of land held for development	(2,930)	(1,654)
Improvement of income-producing properties	(7,945)	(3,625)
Sale of non-controlling interest	(336)	(289)
Construction and development of new properties	(5,110)	(1,026)
Net cash provided by (used in) investing activities	(116,345)	(2,835)

Cash Flow From Financing Activities:
Proceeds from notes payable	225,950	110,308
Recurring amortization of principal on notes payable	(22,202)	(14,540)
Debt assumption by buyer, part of seller proceeds	(18,495)	—
Payments on maturing notes payable	(33,860)	(97,564)
Stock-secured borrowings	—	(568)
Deferred financing costs	(8,552)	(5,707)
Distributions to non-controlling interests	11	(257)
Preferred stock dividends - Series A	(941)	(1,653)
Conversion of preferred stock into common stock	2,308	7,219
Net cash provided by (used in) financing activities	144,219	(2,762)

Net increase (decrease) in cash and cash equivalents	(310)	(12,054)
Cash and cash equivalents, beginning of period	12,299	16,437
Cash and cash equivalents, end of period	$11,989	$4,383

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,193	$28,004

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “ARL”, “the Company”, “we”, “our” or “us” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in 1999.

The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 86.7% of ARL’s stock is owned by related parties. Subsidiaries of ARL own approximately 80.9% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the NYSE under the symbol (“TCI”). Accordingly, TCI’s financial results are consolidated with those of ARL. In 2012, May Realty Holdings, Inc. (“MRHI”) subsidiaries acquired more than 80% of ARL stock and as a result, ARL is included in the MRHI consolidated group for federal income tax reporting. We have no employees.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”).   IOT’s financial results are consolidated with those of TCI and its subsidiaries.  Shares of IOT are traded on the New York Stock Exchange Euronext (“NYSE MKT”) under the symbol (“IOT”).

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

Properties

We own or had interests in a total property portfolio of 55 income-producing properties as of September 30, 2015. The properties consisted of:

•	10 commercial properties consisting of five office buildings, one industrial warehouse, three retail centers and a golf course, comprising in aggregate approximately 2.2 million rentable square feet;
•	45 apartment communities totaling 7,511 units, excluding apartments being developed; and
•	4,000 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At September 30, 2015, we had two apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (“VIE”), in accordance with the provisions and guidance of ASC Topic 810, “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary is generally the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Real Estate, Depreciation and Impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and improvements: 10-40 years; furniture, fixtures and equipment: 5-10 years). The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360 (“ASC 360”), “Property, Plant and Equipment”. Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

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

Newly Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, ”Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

Disposals representing a strategic shift in operations, such as a change in a major line of business, a major geographical area or major equity investment, that have a major effect on a company’s operations and financial results will be presented as discontinued operations. If the disposal does qualify as a discontinued operation under ASU 2014-08, the Company will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the disposed component. The classification of operating results as discontinued operations are applied retroactively for all periods presented. The new standard was effective January 1, 2015. We adopted ASU 2014-08 as of January 1, 2015 and believe future sales of our individual operating properties will no longer qualify as discontinued operations. Adoption of this standard has resulted in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria. See Note 8 below.

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new policy, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new standard does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this guidance has on its financial position and results of operations, if any.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company has adopted this standard effective June 30, 2015. The accompanying financials have been reclassified to reflect the adoption.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2015 (dollars in thousands):

Apartments	$578,838
Apartments under construction	7,503
Commercial properties	218,447
Land held for development	156,310
Real estate subject to sales contract	9,408
Total real estate	$970,506
Less accumulated depreciation	(145,295)
Total real estate, net of depreciation	$825,211

The highlights of our significant real estate transactions for the nine months ended September 30, 2015 are listed below:

Purchases

For the nine months ended September 30, 2015, The Company acquired five income-producing apartment complexes from third parties in the states of Texas (2), Tennessee (1) and Florida (2), increasing the total number of units by 761, for a combined purchase price of $67.5 million. In addition, the Company acquired three income-producing apartment complexes from related parties in the states of Texas (2) and Kansas (1), increasing the total number of units by 698, for a combined purchase price of $11.6 million. The Company also purchased a commercial office building in Texas, comprised of 92,723 square feet for $16.8 million.

Sales

For the nine months ended September 30, 2015, The Company sold approximately 198 acres of land located in Texas to independent third parties for a total sales price of $12 million. We recorded a total gain of $5.1 million from the sales.

In addition, one income-producing apartment complex consisting of 200 units located in Ohio was foreclosed upon. The Company recorded a gain of $0.7 million related to the extinguishment of debt.

As of September 30, 2015, The company has 110 acres of land, at various locations, that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2015, we have expended $5.1 million related to the construction or predevelopment of various apartment complexes and capitalized $0.4 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable (dollars in thousands):

		Maturity	Interest
Borrower		Date	Rate	Amount	Collateral
Performing loans:
	Foundation for Better Housing, Inc. (Overlook at Allensville) (1)	11/19	12.00%	2,472	Secured
	Foundation for Better Housing, Inc. (Vista Ridge) (1)	04/19	12.00%	3,923	Secured
	H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
	One Realco Corporation (1) (2)	01/17	3.00%	7,000	Unsecured
	Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
	Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	Secured
	Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
	Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	Secured
	Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,936	Secured
	Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
	Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,096	Secured
	Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	3,057	Secured
	Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,663	Secured
	Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,250	Secured
	Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
	Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	1,936	Secured
	Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
	Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
	Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	5,174	Secured
	Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
	Unified Housing Foundation, Inc. (Timbers at the Park) (1)	12/32	12.00%	1,323	Secured
	Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
	Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
	Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
	Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
	Unified Housing Foundation, Inc. (1)	12/15	12.00%	2,665	Unsecured
	Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
	Other related party notes (1)	Various	Various	2,080	Various secured interests
	Other related party notes (1)	Various	Various	1,420	Various unsecured interests
	Other non-related party notes	Various	Various	3,166	Various secured interests
	Other non-related party notes	Various	Various	503	Various unsecured interests
	Accrued interest			7,099
Total				$132,452
	Allowance for doubtful accounts			(17,037)
Total				$115,415

(1)	Related party note
(2)	An allowance was taken for estimated losses at full value of note

Junior Mortgage Loans. We invest in junior mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2015, we had junior mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $105.6 million. We recognized interest income of $9.4 million related to these notes receivables.

The Company has various notes receivable from Unified Housing Foundation, Inc. (“UHF”) and Foundation for Better Housing, Inc. (“FBH”). UHF and FBH are determined to be related parties due to our reliance upon the performance of the collateral secured under the notes receivable. Payments are due from surplus cash flow of operations of the properties. A sale or refinance of any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes for the specific borrower. These notes are cross-collateralized for the specific borrower, but to the extent cash is received from a specific UHF or FBH property, it is applied first against any outstanding interest for the related-property note. The allowance on the UHF notes was a purchase allowance that was netted against the notes when acquired.

NOTE 4. INVESTMENT IN UNCONSOLIDATED INVESTEES

Investments in unconsolidated investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting.

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	September 30, 2015	September 30, 2014
Gruppa Florentina, LLC	20.00%	20.00%

Gruppa Florentina, LLC is the sole shareholder of Milano Restaurants International Corporation, (“Milano”) which operates 33 pizza parlors under the trade name “Me-N-Ed’s Pizza Parlors” and four pizza parlors operating under the trade name “Blast 825 Pizza”, located primarily in Central and Northern California. Milano has a 100% ownership interest in Siena Corp, which operates two grills under the trade names “Me-N-Ed’s Victory Grill” and “Me-N-Ed’s Coney Island Grill”. Milano has a 100% ownership interest in Piazza del Pane, Inc., which operates two restaurants located in Central California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of September 30,	2015	2014
Real estate, net of accumulated depreciation	$13,435	$11,014
Notes receivable	8,255	7,122
Other assets	29,393	30,398
Notes payable	(10,307)	(10,521)
Other liabilities	(7,173)	(6,386)
Shareholders' equity	(33,603)	(31,627)

For the Nine Months Ended September 30,	2015	2014
Revenue	$38,428	$36,197
Depreciation	(863)	(863)
Operating expenses	(35,144)	(33,438)
Interest expense	(605)	(661)
Income from continuing operations	1,816	1,235
Income from discontinued operations	—	—
Net income	$1,816	$1,235

Company's proportionate share of earnings	$363	$247

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2015 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$476,839	$2,325	$479,164
Commercial	117,329	572	117,901
Land	56,648	276	56,924
Real estate subject to sales contract	7,755	38	7,793
Mezzanine financing	123,400	—	123,400
Other	24,939	122	25,061
Total	$806,910	$3,333	$810,243

Unamortized deferred borrowing costs	(19,880)	—	(19,880)
Total	$787,030	$3,333	$790,363

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

On May 28, 2015, the Company secured additional financing of $120.0 million from an independent third party.  At closing $84.4 million was advanced to the Company. The financing can be used for general corporate purposes, acquisition of multi-family apartment complexes and to reduce debt. The note has a term of five years at an interest rate of 30 day Libor plus 10.75%.  The note is interest only, payable monthly, with the principal due at the end of the five years. The loan is secured by various equity interests in certain residential apartments. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at September 30, 2015.

Simultaneous with the closing of the above financing, the Company amended its existing financing of $40.0 million from an independent third party.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $0.5 million starting April 1, 2015.  As of September 30, 2015, the outstanding balance on the loan was $39.5 million. The loan is secured by various equity interests in residential apartments and can be prepaid at a penalty rate of 4% for year 1 with the penalty declining by 1% each year thereafter. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at September 30, 2015.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $1.7 million in construction loans during the nine months ended September 30, 2015.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2015 (dollars in thousands):

Pillar
Related party receivable, December 31, 2014	$21,414
Cash transfers	56,610
Advisory fees	(7,623)
Net income fee	(568)
Fees and commissions	(3,654)
Cost reimbursements	(2,593)
Interest income	809
Expenses paid by Advisor	(8,843)
Financing (mortgage payments)	(10,334)
Sales/purchases transactions	(1,917)
Related party receivable, September 30, 2015	$43,301

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

Presented below is our reportable segments’ operating income for the three and nine months September 30, 2015 and 2014, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended September 30, 2015	Commercial Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$8,107	$19,671	$—	$—	$48	$27,826
Property operating expenses	(4,434)	(9,373)	—	(422)	(270)	(14,499)
Depreciation	(2,358)	(4,229)	—	—	18	(6,569)
Mortgage and loan interest	(1,871)	(6,299)	—	(1,345)	(5,511)	(15,026)
Interest income	—	—	—	—	3,950	3,950
Gain on sale of income producing properties	—	735	—	—	—	735
Gain on land sales	—	—	—	1,958	—	1,958
Segment operating income (loss)	$(556)	$505	$—	$191	$(1,765)	$(1,625)
Capital expenditures	1,404	(43)	—	1,461	—	2,822
Real estate assets	161,876	496,329	—	163,867	—	822,072

Property Sales
Sales price	$—	$11,129	$—	$2,851	$—	$13,980
Cost of sale	—	(10,394)	—	(1,854)	—	(12,248)
Recognized prior deferred gain	—	—	—	961	—	961
Gain on sale	$—	$735	$—	$1,958	$—	$2,693

For the Three Months Ended September 30, 2014	Commercial Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$4,609	$14,704	$—	$—	$13	$19,326
Property operating expenses	(2,890)	(7,284)	—	(585)	(7)	(10,766)
Depreciation	(1,944)	(2,537)	—	—	18	(4,463)
Mortgage and loan interest	(1,325)	(5,334)	—	(1,182)	(3,104)	(10,945)
Interest income	—	—	—	—	5,106	5,106
Gain on land sales	—	—	—	40	—	40
Segment operating income (loss)	$(1,550)	$(451)	$—	$(1,727)	$2,026	$(1,702)
Capital expenditures	486	38	—	1,435	—	1,959
Real estate assets	129,361	345,281	—	165,144	—	639,786

Property Sales
Sales price	$2,582	$—	$—	$4,269	$—	$6,851
Cost of sale	(812)	—	—	(4,229)	—	(5,041)
Gain (loss) on sale	$1,770	$—	$—	$40	$—	$1,810

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended
	September 30,
	2015	2014
Segment operating income	$(1,625)	$(1,702)
Other non-segment items of income (expense)
General and administrative	(1,417)	(1,590)
Net income fee to related party	(232)	186
Advisory fee to related party	(3,024)	(2,225)
Other income	(72)	1,332
Earnings from unconsolidated investees	81	320
Litigation settlement	(85)	(86)
Income tax benefit	16	786
Net income (loss) from continuing operations	$(6,358)	$(2,979)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2015	2014
Segment assets	$822,072	$639,786
Investments in unconsolidated investees	5,152	4,137
Notes and interest receivable	115,415	148,207
Other assets	144,472	130,169
Total assets	$1,087,111	$922,299

For the Nine Months Ended September 30, 2015	Commercial Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$22,172	$52,948	$—	$—	$103	$75,223
Property operating expenses	(12,042)	(24,243)	—	(936)	(246)	(37,467)
Depreciation	(6,516)	(9,949)	—	—	55	(16,410)
Mortgage and loan interest	(5,129)	(15,857)	—	(3,766)	(11,711)	(36,463)
Interest income	—	—	—	—	13,722	13,722
Gain on sale of producing properties	—	735	—	—	—	735
Gain on land sales	—	—	—	7,861	—	7,861
Segment operating income (loss)	$(1,515)	$3,634	$—	$3,159	$1,923	$7,201
Capital expenditures	7,539	438	—	2,772	—	10,749
Real estate assets	161,876	496,329	—	163,867	—	822,072

Property Sales
Sales price	$—	$11,129	$—	$11,987	$—	$23,116
Cost of sale	—	(10,394)	—	(6,863)	—	(17,257)
Recognized prior deferred gain	—	—	—	2,737	—	2,737
Gain on sale	$—	$735	$—	$7,861	$—	$8,596

For the Nine Months Ended September 30, 2014	Commercial Properties	Apartments	Hotels	Land	Other	Total
Rental and other property revenues	$14,166	$43,779	$—	$—	$41	$57,986
Property operating expenses	(9,206)	(20,284)	—	(1,175)	(12)	(30,677)
Depreciation	(5,515)	(7,656)	—	—	72	(13,099)
Mortgage and loan interest	(4,469)	(15,512)	—	(3,725)	(7,571)	(31,277)
Interest income	—	—	—	—	15,264	15,264
Gain on land sales	—	—	—	634	—	634
Segment operating income (loss)	$(5,024)	$327	$—	$(4,266)	$7,794	$(1,169)
Capital expenditures	3,476	137	—	1,586	—	5,199
Real estate assets	129,361	345,281	—	165,144	—	639,786

Property Sales
Sales price	$19,182	$23,131	$—	$4,986	$—	$47,299
Cost of sale	(10,409)	(17,078)	—	(4,352)	—	(31,839)
Gain on sale	$8,773	$6,053	$—	$634	$—	$15,460

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Nine Months Ended
	September 30,
	2015	2014
Segment operating income (loss)	$7,201	$(1,169)
Other non-segment items of income (expense)
General and administrative	(5,215)	(6,770)
Net income fee to related party	(567)	(514)
Advisory fee to related party	(7,625)	(6,670)
Other income	4,040	1,738
Earnings from unconsolidated investees	276	266
Litigation settlement	(203)	3,666
Income tax benefit	107	5,030
Net income (loss) from continuing operations	$(1,986)	$(4,423)

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of September 30,
	2015	2014
Segment assets	$822,072	$639,786
Investments in unconsolidated investees	5,152	4,137
Notes and interest receivable	115,415	148,207
Other assets	144,472	130,169
Total assets	$1,087,111	$922,299

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

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, ”Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria of ASC 360 related to determining which disposals qualify to be accounted for as discontinued operations and modifies related reporting and disclosure requirements.

Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. The new standard was effective January 1, 2015. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

There were no sales of income-producing properties in the first nine months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and other property revenues	$—	$1,416	$15	$5,328
	—	1,416	15	5,328
Expenses:
Property operating expenses	2	326	(346)	2,201
Depreciation	—	155	—	664
General and administrative	(4)	65	99	378
Total operating expenses	(2)	546	(247)	3,243
Other income (expense):
Other income	45	(36)	45	(522)
Mortgage and loan interest	—	(357)	(1)	(1,767)
Litigation settlement	—	—	—	(250)
Total other income (expenses)	45	(393)	44	(2,539)
Gain (loss) from discontinued operations before gain on sale of real estate and tax	47	477	306	(454)
Gain on sale of real estate from discontinued operations	—	1,770	—	14,826
Income tax benefit (expense)	(16)	(786)	(107)	(5,030)
Income from discontinued operations	$31	$1,461	$199	$9,342

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

Partnership Buyouts.    ARL is the limited partner in various partnerships related to the construction of residential properties. As permitted in the respective partnership agreements, ARL intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners and are outlined in the respective partnership agreements.

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

Subsequently, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property. Management of the Company believes there is no basis for this action against the Company and intends to vigorously defend itself. The complaint does not allege any facts relating to the Company, except that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

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

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic $.256 million in damages, plus pre-judgment interest of $.192 million for a total amount of $.448 million. The Judgment awarded ART $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amount of $24.8 million. The Judgment awarded TCI $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages are paid. Lastly, the Judgement awarded Basic, ART, and TCI $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

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

As of September 30, 2015, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, 600,000 shares were owned by ART Hotel Equities, Inc. and 300,000 shares were owned by ART Edina, Inc. a wholly owned subsidiary of ARL. As of May 30, 2014, these 900,000 shares were transferred to ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, Realty Advisors, Inc. (“RAI”), a related party, owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares, including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of September 30, 2015, RAI owns 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $8.3 million.

Prior to January 1, 2015, the Company had 1,000 shares of stock options outstanding. These options expired unexercised January 1, 2015. The options are no longer included in the dilutive earnings per share calculation for the current period, but are considered in the computation for the prior periods if applying the “treasury stock” method is dilutive.

As of September 30, 2015, the Series A convertible preferred stock and stock options were anti-dilutive and thus was not included in the EPS calculation.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2015, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 13, 2015, which is the date on which the Consolidated Financial Statements were available to be issued.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the nine months ended September 30, 2015, we sold $12 million of land. As of September 30, 2015, we owned 7,511 units in 45 residential apartment communities and 10 commercial properties comprising approximately 2.2 million rentable square feet. In addition, we owned 4,000 acres of land held for development.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Subsequent to January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Adoption of this standard will result in substantially fewer of the Company’s dispositions meeting the discontinued operations criteria.

The following discussion is based on our Consolidated Statements of Operations for the six months ended September 30, 2015 and 2014, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At September 30, 2015 and 2014, we owned or had interests in a portfolio of 55 and 45 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of September 30 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in a subsequent quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of September 30, 2015 for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	September 30,
	2015	2014
Continuing operations	55	43
Held for sale/subsequent sales	0	2
Total property portfolio	55	45

Comparison of the three months ended September 30, 2015 to the same period ended 2014:

For the three months ended September 30, 2015, we reported a net loss applicable to common shares of $5.4 million or $0.35 per diluted earnings per share, as compared to a net loss applicable to common shares of $1.7 million or $0.13 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $27.8 million for the three months ended September 30, 2015. This represents an increase of $8.5 million, as compared to the prior period revenues of $19.3 million. This change, by segment, is an increase in the apartment portfolio of $5.0 million and an increase in the commercial portfolio of $3.5 million. Within the apartment portfolio there was an increase of $4.8 million in the acquired property portfolio and an increase of $0.2 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging approximately 95%. We have been able to surpass expectations due to the high-quality product offered, the strength of our management team and our commitment to our tenants. This increase in apartment portfolio is also due to the acquisition of new properties. Within the commercial portfolio there was an increase of $1.8 million in the acquired property portfolio and an increase of $1.7 million in the same store properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties to maintain our existing tenants.

Expense

Property operating expenses were $14.5 million for the three months ended September 30, 2015. This represents an increase of $3.7 million, as compared to the prior period operating expenses of $10.8 million. This change, by segment, is an increase in the apartment portfolio of $2.1 million and an increase in the commercial portfolio of $1.6 million. Within the apartment portfolio there was an increase of $2.0 million in the acquired properties portfolio and an increase of $0.1 million in the same property portfolio. Within the commercial portfolio there was an increase of $1.5 million in the acquired properties portfolio and an increase of $0.1 million in the same store properties.

Depreciation and amortization expense was $6.6 million for the three months ended September 30, 2015. This represents an increase of $2.1 million, as compared to the prior period expense of $4.5 million. The majority of this change is in the apartment portfolio related to an increase in the acquired properties portfolio.

Net income fee increased $0.4 million for the three months ended September 30, 2015 as compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees increased $0.8 million for the three months ended September 30, 2015 as compared to the prior period. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the weighted average of the gross asset value.

Other income (expense)

Interest income was $3.95 million for the three months ended September 30, 2015. This represents a decrease of $1.2 million, as compared to the prior year income of $5.1 million.

Mortgage and loan interest expense was $15.0 million for the three months ended September 30, 2015. This represents an increase of $4.1 million, as compared to the prior period expense of $10.9 million. The majority of this increase is in the other portfolio and is related to the securing of a new loan in 2015.

Gain on land sales increased for the three months ended September 30, 2015, as compared to the prior period. In the current period we sold 155.16 acres of land in two transactions for a sales price of $2.9 million and recorded a gain of $1.0 million. We also recognized a deferred gain of $0.9 million on a prior sale.

The debt on one income-producing apartment complex, consisting of 200 units, located in Ohio, was settled, which resulted in the property being transferred to the lender. The Company recorded a gain of $0.7 million related to the extinguishment of the debt.

There were no sales of income-producing properties in the first nine months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended September 30,
	2015	2014
Revenues:
Rental and other property revenues	$—	$1,416
	—	1,416
Expenses:
Property operating expenses	2	326
Depreciation	—	155
General and administrative	(4)	65
Total operating expenses	(2)	546

Other income (expense):
Other income	45	(36)
Mortgage and loan interest	—	(357)
Litigation settlement	—	—
Total other income (expenses)	45	(393)
Gain (loss) from discontinued operations before gain on sale of real estate and tax	47	477
Gain on sale of real estate from discontinued operations	—	1,770
Income tax benefit (expense)	(16)	(786)
Income from discontinued operations	$31	$1,461

Comparison of the nine months ended September 30, 2015 to the same period ended 2014:

For the nine months ended September 30, 2015, we reported a net loss applicable to common shares of $2.1 million or $0.12 per diluted earnings per share, as compared to a net income applicable to common shares of $2.1 million or $0.17 per diluted earnings per share for the same period ended 2014.

Revenues

Rental and other property revenues were $75.2 million for the nine months ended September 30, 2015. This represents an increase of $17.2 million, as compared to the prior period revenues of $58.0 million. This change, by segment, is an increase in the apartment portfolio of $9.2 million and an increase in the commercial portfolio of $8.0 million. Within the apartment portfolio there was an increase of $8.3 million in the acquired property portfolio and an increase of $0.9 million in the same property portfolio. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging approximately 95%. We have been able to surpass expectations due to the high-quality product offered, the strength of our management team and our commitment to our tenants. This increase in apartment portfolio is also due to the acquisition of new properties. Within the commercial portfolio there was an increase of $4.3 million in the acquired property portfolio and increase of $3.7 million in the same store properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties to maintain our existing tenants.

Expense

Property operating expenses were $37.5 million for the nine months ended September 30, 2015. This represents an increase of $6.8 million, as compared to the prior period operating expenses of $30.7 million. This change, by segment, is an increase in the apartment portfolio of $4.0 million and an increase in the commercial portfolio of $2.8 million. Within the apartment portfolio there was an increase of $3.4 million in the acquired properties portfolio and an increase of $0.6 million in the same property portfolio. Within the commercial portfolio there was an increase of $3.2 million in the acquired properties portfolio and a decrease of $0.4 million in the same store properties.

Depreciation and amortization expenses were $16.4 million for the nine months ended September 30, 2015. This represents an increase of $3.3 million as compared to prior period depreciation of $13.1 million. The majority of this change is in the apartment portfolio related to an increase in the acquired properties portfolio.

Net income fee increased slightly for the nine months ended September 30, 2015 as compared to the prior period. The net income fee paid to our Advisor is calculated at 7.5% of net income.

Advisory fees increased $0.9 million for the nine months ended September 30, 2015 as compared to the prior period. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the weighted average of the gross asset value.

Other income (expense)

Interest income was $13.7 million for the nine months ended September 30, 2015. This represents a decrease of $1.6 million, as compared to the prior year income of $15.3 million.

Mortgage and loan interest expense was $36.5 million for the nine months ended September 30, 2015. This represents an increase of $5.2 million, as compared to the prior period expense of $31.3 million. The majority of this increase is in the other portfolio and is related to the securing of a new loan in 2015.

Gain on land sales increased for the nine months ended September 30, 2015, as compared to the prior period. In the current period we sold 198.29 acres of land in six transactions for a sales price of $12.0 million and recorded a gain of $5.1 million. We also recognized deferred gain of $2.7 million on two prior sales.

The debt on one income-producing apartment complex, consisting of 200 units, located in Ohio, was settled, which resulted in the property being transferred to the lender. The Company recorded a gain of $0.7 million related to the extinguishment of the debt.

There were no sales of income-producing properties in the first nine months of 2015. In 2014, we sold two apartment complexes (both in Texas), and two commercial properties (one in Louisiana and one in Alaska). The gain on sale of the properties is also included in discontinued operations for those years. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Revenues:
Rental and other property revenues	$15	$5,328
	15	5,328
Expenses:
Property operating expenses	(346)	2,201
Depreciation	—	664
General and administrative	99	378
Total operating expenses	(247)	3,243

Other income (expense):
Other income	45	(522)
Mortgage and loan interest	(1)	(1,767)
Litigation settlement	—	(250)
Total other income (expenses)	44	(2,539)
Gain (loss) from discontinued operations before gain on sale of real estate and tax	306	(454)
Gain on sale of real estate from discontinued operations	—	14,826
Income tax expense	(107)	(5,030)
Income from discontinued operations	$199	$9,342

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;
•	meet debt service and principal repayment obligations including balloon payments on maturing debt;
•	fund capital expenditures, including tenant improvements and leasing costs;
•	fund development costs not covered under construction loans; and
•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;
•	proceeds from land and income-producing property sales;
•	collection of mortgage notes receivable;
•	collection of receivables from related party companies;
•	refinancing of existing debt; and
•	additional borrowing, including mortgage notes, mezzanine financing and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2015	2014	Variance
Net cash used in operating activities	$(28,184)	$(6,457)	$(21,727)
Net cash provided by used in investing activities	$(116,345)	$(2,835)	$(113,510)
Net cash provided by (used in) financing activities	$144,219	$(2,762)	$146,981

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes after the use of net operating loss carryforwards in the first nine months of 2015 and a loss in 2014 and 2013, therefore, it recorded no provision for income taxes.

At September 30, 2015, ARL had a net deferred tax asset of $96.0 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At September 30, 2015, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

		Weighted	Effect of 1%
		Average	Increase In
	Balance	Base Rates	Interest Rate
Notes payable:
Variable rate	$143,312	8.68%	$1,433
Total decrease in ARL’s annual net income			1,433
Per share			$0.09

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing with a weighted average borrowing rate of 4.03% at September 30, 2015.

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

PART II. OTHER INFORMATION

ITEM 5.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. The following table represents shares repurchased on a monthly basis during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
Balance at June 30, 2015			986,750	263,250
July 31, 2015	—	$—	986,750	263,250
August 31, 2015	—	$—	986,750	263,250
September 30, 2015	—	$—	986,750	263,250
Total	—

ITEM 6.         EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant’s current report on Form 8-K for event of March 16, 2006).

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

 _______________

*	Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 13, 2015	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

