Form 10-K
period 2015-12-31
AMERICAN REALTY INVESTORS INC
filed 2016-03-30
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $9,793,299 based upon a total of 2,019,327 shares held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 18, 2016, there were 15,514,360 shares of common stock outstanding.

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

General

As used herein, the terms “ARL,” “the Company,” “We,” “Our,” or “Us” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in 1999.

The Company is headquartered in Dallas, Texas and its common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 86.7% of ARL’s stock is owned by related parties. Subsidiaries of ARL own approximately 80.9% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the NYSE under the symbol (“TCI”). Accordingly, TCI’s financial results are consolidated with those of ARL. In 2012, May Realty Holdings, Inc. (“MRHI”) subsidiaries acquired more than 80% of ARL stock and as a result, ARL is included in the MRHI consolidated group for federal income tax reporting. We have no employees.

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). IOT’s financial results are consolidated with those of TCI and its subsidiaries. Shares of IOT are listed and traded on the NYSE MKT under the symbol (“IOT”).

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

Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc.), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT. As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”. ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), manages our commercial properties and provides brokerage services. Regis receives property management fees, construction management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”. ARL engages third-party companies to lease and manage its apartment properties.

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

ARL through subsidiaries invests in real estate through direct ownership, leases, and partnerships and also invests in mortgage loans on real estate. Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies.

At December 31, 2015, our income-producing properties consisted of:

•	Nine commercial properties consisting of five office buildings, three retail properties and one industrial warehouse, comprising in aggregate approximately 2.2 million square feet;

•	A golf course comprising approximately 96.09 acres;

•	48 residential apartment communities comprising 7,983 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2015:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alabama	1	168	—	—
Arkansas	4	678	—	—
Colorado	2	260	—	—
Florida	2	153	1	6,722
Illinois	—	—	1	306,609
Kansas	1	320	—	—
Louisiana	2	384	—	—
Mississippi	8	728	—	—
Oklahoma	—	—	—	—
Tennessee	4	708	—	—
Texas-Greater Dallas-Ft Worth	12	2,122	5	1,651,017
Texas-Greater Houston	2	416	1	94,075
Texas-San Antonio	2	468	—	—
Texas-Other	8	1,578	—	—
Wisconsin	—	—	1	122,205
Total	48	7,983	9	2,180,628

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

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities but have not yet begun construction. At December 31, 2015, and as of the day of this report, we have three apartment projects in development. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2015, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Eagle Crossing	Dallas, TX	150	$5,255	$21,000
Parc at Mansfield II	Mansfield, TX	99	11,323	11,797
Terra Lago	Rowlett, TX	451	3,329	66,360
Total		700	$19,907	$99,157

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2015, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Location	Date(s) Acquired	Acres	Cost	Primary Intended Use

McKinney, TX	1997-2008	54	9,085	Mixed use
Dallas, TX	1996-2013	192	20,562	Mixed use
Kaufman County, TX	2008	25	2,547	Multi-family residential
Farmers Branch, TX	2008	240	23,429	Mixed use
Kaufman County, TX (1)	2006	2,932	46,611	Mixed use
Various	1990-2008	369	44,711	Various
Total Land Holdings		3,812	$146,945

(1) Windmill Farms Land was acquired by a subsidiary of ARL in 2006 and 2,900 acres were subsequently sold to TCI in 2011.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2015 are discussed below:

Purchases

For the year ended December 31, 2015, the Company acquired five income-producing apartment complexes from third parties in the states of Texas (3), Tennessee (1) and Alabama (1), increasing the total number of units by 990, for a combined purchase price of $82.9 million. In addition, the Company acquired six income-producing apartment complexes from related parties in the states of Texas (2), Florida (2), Tennessee (1) and Mississippi (1) increasing the total number of units by 835, for a combined purchase price of $29.3 million. The Company also purchased a commercial office building in Texas, comprised of 92,723 square feet, for $16.8 million.

Sales

For the year ended December 31, 2015, the Company sold approximately 595 acres of land located in Texas to independent third parties for a total sales price of $107.3 million. We recorded a total gain of $18.9 million from the sales. In addition we recognized $2.7 million in deferred gain from prior years land sales. In November 2015, the Company sold approximately 88 acres of land located in the U.S. Virgin Islands to an unrelated party. The sale represents most of the development land owned by the Company in the U.S. Virgin Islands. Total cash consideration for the sale was $33.9 million. We recorded a gain of $12.0 million related to the transaction.

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas. In addition, TCI, IOT and RAI also sold land in this transaction. Total consideration for the sale was $75 million.  The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be complete when the final use of the land, certain development commitments are completed and the note is collected.  The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $16.1 million was paid off. Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

In addition, one income-producing apartment complex consisting of 200 units located in Ohio was foreclosed upon. The Company recorded a gain of $0.7 million related to the extinguishment of debt.

As of December 31, 2015, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. For the twelve months ended December 31, 2015, we have expended $16.7 million related to the construction or predevelopment of various apartment complexes and capitalized $0.2 million of interest costs.

Business Plan and Investment Policy

Our business objective is to maximize long-term value for our stockholders by investing in residential and commercial real estate through the acquisition, development and ownership of apartments, commercial properties, and land. We intend to achieve this objective through acquiring and developing properties in multiple markets and operating as an industry-leading landlord. We believe this objective will provide the benefits of enhanced investment opportunities, economies of scale and risk diversification, both in terms of geographic market and real estate product type. We believe our objective will also result in continuing access to favorably priced debt and equity capital. In pursuing our business objective, we seek to achieve a combination of internal and external growth while maintaining a strong balance sheet and employing a strategy of financial flexibility. We maximize the value of our apartments and commercial properties by maintaining high occupancy levels while charging competitive rental rates, controlling costs and focusing on tenant retention. We also pursue attractive development opportunities either directly or in partnership with other investors.

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

Our businesses are not generally seasonal with regard to real estate investments. Our investment strategy seeks both current income and capital appreciation. Our plan of operation is to continue, to the extent our liquidity permits, to make equity investments in income-producing real estate such as apartments, and commercial properties. We may also invest in the debt or equity securities of real estate-related entities. We intend to pursue higher risk, higher reward investments, such as improved and unimproved land where we can obtain reasonably-priced financing for substantially all of a property’s purchase price. We intend to continue the development of apartment properties in selected markets in Texas and in other locations where we believe adequate levels of demand exist. We intend to pursue sales opportunities for properties in stabilized real estate markets where we believe our properties’ value has been maximized. We also intend to be an opportunistic seller of properties in markets where demand exceeds current supply. Although we no longer actively seek to fund or purchase mortgage loans, we may, in selected instances, originate mortgage loans or we may provide purchase money financing in conjunction with a property sale.

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

We had total indebtedness at December 31, 2015 of approximately $821.5 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

We may not be able to access financial markets to obtain capital on a timely basis, or on acceptable terms.

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are also among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

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

Our credit facilities and unsecured debt contain customary restrictions, requirements and other limitations on the ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios, and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow is subject to compliance with financial and other covenants. In addition, failure to comply with such covenants could cause a default under credit facilities, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available, or be available only on terms that are detrimental to the Company.

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

If capital expenditures for ongoing or planned development projects or renovations exceed expectations, the additional cost of these expenditures could have an adverse effect on business operations and cash flow. In addition, we might not have access to funds on a timely basis to pay for the unexpected expenditures.

Construction costs are funded in large part through construction financing, which the Company may guarantee. The Company’s obligation to pay interest on this financing continues until the rental project is completed, leased-up and permanent financing is obtained, or the project is sold, or the construction loan is otherwise paid. Unexpected delays in completion of one or more ongoing projects could also have a significant adverse impact on business operations and cash flow.

We may need to sell properties from time to time for cash flow purposes.

Because of the lack of liquidity of real estate investments generally, our ability to respond to changing circumstances may be limited. Real estate investments generally cannot be sold quickly. In the event that we must sell assets to generate cash flow, we cannot predict whether there will be a market for those assets in the time period desired, or whether we will be able to sell the assets at a price that will allow the Company to fully recoup its investment. We may not be able to realize the full potential value of the assets and may incur costs related to the early extinguishment of the debt secured by such assets.

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

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

•	our real estate assets are concentrated primarily in the southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

•	changes in interest rates may make the ability to satisfy overall debt service requirements more burdensome;

•	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

•	changes in real estate and zoning laws;

•	increases in real estate taxes and insurance costs;

•	federal or local regulations or rent controls;

•	acts of terrorism, and

•	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other office, apartment and commercial buildings;

•	local real estate market conditions, such as oversupply or reduction in demand for office, apartments or other commercial space;

•	changes in interest rates and availability of financing;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

•	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

•	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

•	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

•	decreases in the underlying value of our real estate.

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

On December 31, 2015, our portfolio consisted of 58 income producing properties consisting of 48 apartments totaling 7,983 units, nine commercial properties consisting of five office buildings, three retail centers and one industrial warehouse; and a golf course. In addition, we own or control 3,812 acres of improved and unimproved land held for future development or sale. The average annual rental and other property revenue dollar per square foot is $9.97 for the Company’s residential apartment portfolio and $11.93 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	91.70%
Blue Lake Villas I	Waxahachie, TX	186	98.40%
Blue Lake Villas II	Waxahachie, TX	70	100.00%
Breakwater Bay	Beaumont, TX	176	96.60%
Bridgewood Ranch	Kaufman, TX	106	98.10%
Capitol Hill	Little Rock, AR	156	94.90%
Centennial	Oak Ridge TN	252	92.10%
Crossing at Opelika	Opelika AL	168	98.80%
Curtis Moore Estates	Greenwood, MS	104	82.70%
Dakota Arms	Lubbock, TX	208	90.40%
David Jordan Phase II	Greenwood, MS	32	81.30%
David Jordan Phase III	Greenwood, MS	40	82.50%
Desoto Ranch	DeSoto, TX	248	96.80%
Falcon Lakes	Arlington, TX	248	98.80%
Heather Creek	Mesquite, TX	200	97.50%
Holland Lake	Weatherford TX	208	99.00%
Lake Forest	Houston, TX	240	97.50%
Legacy at Pleasant Grove	Texarkana, TX	208	93.80%
Lodge at Pecan Creek	Denton, TX	192	93.20%
Mansions of Mansfield	Mansfield, TX	208	97.10%
Mission Oaks	San Antonio, TX	228	89.90%
Monticello Estate	Monticello, AR	32	87.50%
Northside on Travis	Sherman, TX	200	98.00%
Oak Hollow	Seguin TX	160	91.30%
Overlook @ Allensville	Sevierville TN	144	97.90%
Parc at Clarksville	Clarksville, TN	168	96.40%
Parc at Denham Springs	Denham Springs, LA	224	92.00%
Parc at Maumelle	Little Rock, AR	240	95.00%
Parc at Metro Center	Nashville, TN	144	99.30%
Parc at Rogers	Rogers, AR	250	98.40%
Preserve at Pecan Creek	Denton, TX	192	92.70%
Preserve at Prairie Point	Lubbock, TX	184	96.20%
Riverwalk Phase I	Greenville, MS	32	87.50%
Riverwalk Phase II	Greenville, MS	72	84.70%
Sonoma Court	Rockwall, TX	124	98.40%
Sugar Mill	Baton Rouge, LA	160	100.00%
Toulon	Gautier, MS	240	96.70%
Tradewinds	Midland TX	214	95.30%
Treehouse	Irving, TX	160	98.80%
Villager Apts	Fort Walton FL	33	93.90%
Villas at Park West I	Pueblo, CO	148	95.30%
Villas at Park West II	Pueblo, CO	112	89.30%
Vista Ridge	Tupelo MS	160	98.80%
Vistas of Vance Jackson	San Antonio, TX	240	94.60%
Waterford Apts	Rosenberg TX	196	93.90%
Westwood Apts	Mary Ester FL	120	95.00%
Whispering Pines Apts	Topeka KS	320	95.60%
Windsong	Fort Worth, TX	188	97.30%

	Total Apartments/Average Occupancy rate	7,983	94.39%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	511,902	78.26%
770 South Post Oak	Houston, TX	94,075	93.68%
Browning Place (Park West I)	Farmers Branch, TX	625,264	60.50%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,234	93.54%
	Total Office Buildings	1,567,287

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	92.28%
Cross County Mall	Matoon, IL	306,609	58.76%
Fruitland Park	Fruitland Park, FL	6,722	100.00%
	Total Retail Centers	435,536

Industrial Warehouses	Location	SqFt	Occupancy
Thermalloy	Farmers Branch, TX	177,805	100.00%
	Total Industrial Warehouses	177,805

	Total Commercial	2,180,628

Golf Course	Location	Acres
Mahogany Run Golf Course	St. Thomas, U.S. Virgin Islands	96.09
	Total Golf Course	96.09

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2016	317,873	$2,341,020	$7.36	17.8%	10.3%
2017	123,635	1,039,657	8.41	6.9%	4.6%
2018	248,090	2,718,074	10.96	13.9%	12.0%
2019	258,919	3,575,317	13.81	14.5%	15.8%
2020	103,550	1,767,748	17.07	5.8%	7.8%
2021	105,507	1,990,258	18.86	5.9%	8.8%
2022	165,769	4,235,995	25.55	9.3%	18.7%
2023	158,856	1,981,877	12.48	8.9%	8.7%
2024	40,322	599,950	14.88	2.3%	2.6%
Thereafter	121,440	2,441,745	20.11	6.8%	10.7%
Total	1,643,961	$22,691,641		92.1%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2015, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Gautier	Gautier, MS	3.46
GNB	Farmers Branch, TX	45.00
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Lacy Longhorn	Farmers Branch, TX	5.08
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna Ventures	Farmers Branch, TX	26.71
Manhattan	Farmers Branch, TX	32.02
McKinney 36	Collin County, TX	17.99
McKinney Ranch	McKinney,TX	35.92
Meloy/Portage	Kent, OH	52.95
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	11.87
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Senlac	Farmers Branch, TX	8.49
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Waco Swanson	Waco, TX	21.58
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,932.00
	Total Land/Development	3,414.46

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	15.52
LaDue	Farmers Branch, TX	8.01
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Valwood land	Farmers Branch, TX	16.87
Walker/Cummings	Dallas County, TX	82.59
Whorton	Bentonville, AR	64.44
	Total Land Subject to Sales Contract	397.79

	Total Land	3,812.25

ITEM 3.	LEGAL PROCEEDINGS

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

          In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property. Management of the Company believes there is no basis for this action against the Company, its officers and directors, and intends to vigorously defend itself. The complaint does not allege any facts relating to the Company, except that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

            As a result of a final Memorandum Opinion and Order issued by the court on January 25, 2016 all claims against the officers and directors of the Company were dismissed.

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

ARL’s common stock is listed and traded on the NYSE under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2015		2014
	High	Low	High	Low
First Quarter	$5.90	$4.26	$10.99	$4.33
Second Quarter	$5.95	$4.66	$9.99	$5.61
Third Quarter	$7.49	$4.09	$7.07	$5.09
Fourth Quarter	$7.19	$4.75	$6.40	$4.85

On March 11, 2016, the closing market price of ARL’s common stock on the NYSE $4.11 per share, and was held by approximately 2,129 stockholders of record.

 ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2015, 2014 or 2013. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2015, 2,000,614 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $0.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. There are no outstanding shares of Series D Preferred Stock.

Under ARL’s Amended Articles of Incorporation, 500,000 shares of Series E 6.0% Cumulative Preferred Stock are authorized with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $0.60 per share or $0.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. There are no Series E Preferred Stock outstanding. As an instrument amendatory to ARL’s Amended Articles of Incorporation, 100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued.

The Company had 135,000 shares of Series K convertible preferred stock, which were held by TCI and used as collateral on a note. The note has been paid in full and the Series K preferred stock was cancelled May 7, 2014.

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares repurchased during the year ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$104,188	$79,412	$80,750	$81,849	$73,029
Total operating expenses	97,880	82,611	96,426	73,602	120,471
Operating income (loss)	6,308	(3,199)	(15,676)	8,247	(47,442)
Other expenses	(31,622)	(15,511)	(35,264)	(20,021)	(18,580)
Income (loss) before gain on land sales, non-controlling interest, and taxes	(25,314)	(18,710)	(50,940)	(11,774)	(66,022)
Gain (loss) on land sales	21,648	561	(455)	5,475	34,206
Income tax benefit (expense)	(517)	20,413	40,513	(144)	8,781
Net income (loss) from continuing operations	(4,183)	2,264	(10,882)	(6,443)	(23,035)
Net income (loss) from discontinuing operations	896	37,909	62,606	(268)	16,308
Net income (loss)	(3,287)	40,173	51,724	(6,711)	(6,727)
Net income (loss) attributable to non-controlling interest	1,327	(9,288)	(10,448)	1,126	7,017
Net income (loss) attributable to American Realty Investors, Inc.	(1,960)	30,885	41,276	(5,585)	290
Preferred dividend requirement	(1,216)	(2,043)	(2,452)	(2,452)	(2,456)
Net income (loss) applicable to common shares	$(3,176)	$28,842	$38,824	$(8,037)	$(2,166)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.27)	$(0.71)	$(2.07)	$(0.67)	$(1.60)
Income (loss) from discontinued operations	0.06	2.99	5.43	(0.02)	1.42
Net income (loss) applicable to common shares	$(0.21)	$2.28	$3.36	$(0.69)	$(0.18)
Weighted average common shares used in computing earnings per share	15,111,107	12,683,956	11,525,389	11,525,389	11,517,431

Earnings per share - diluted
Income (loss) from continuing operations	$(0.27)	$(0.71)	$(2.07)	$(0.67)	$(1.60)
Income (loss) from discontinued operations	0.06	2.99	5.43	(0.02)	1.42
Net income (loss) applicable to common shares	$(0.21)	$2.28	$3.36	$(0.69)	$(0.18)
Weighted average common shares used in computing diluted earnings per share	15,111,107	12,683,956	11,525,389	11,525,389	11,517,431

BALANCE SHEET DATA
Real estate, net	$853,507	$699,763	$700,294	$930,433	$1,026,630
Notes and interest receivable, net	120,243	134,366	136,815	103,469	101,540
Total assets	1,117,368	965,498	943,322	1,135,345	1,235,471
Notes and interest payables	804,760	659,059	659,042	869,857	940,863
Shareholders’ equity	176,889	179,588	134,861	85,104	95,257
Book value per share	11.71	14.16	11.70	7.38	8.27

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings, hotels and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2015 we acquired $129 million and sold $118 million of land and income producing properties. As of December 31, 2015, we owned 7, 983 units in 48 residential apartment communities, nine commercial properties comprising approximately $2.2 million rentable square feet, and a golf course. In addition, we own 3,812 acres of land held for development. The Company currently owns income-producing properties and land in eleven states as well as in the U.S. Virgin Islands.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 48 and 36 multifamily residential properties located throughout the United States at December 31, 2015 and 2014, respectively, ranging from 32 units to 320 units.  Assets totaling $384.5 million  and $363.5 million at December 31, 2015 and 2014, respectively,  are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. Fair value is determined by a recent appraisal, comparable based upon prices for similar assets, executed sales contract, a present value and/or a valuation technique based upon a multiple of earnings or revenue. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their face value.

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

The following discussion is based on our Consolidated Statements of Operations for the twelve months ended December 31, 2015, 2014, and 2013 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data”. The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2015, 2014, and 2013, we owned or had interests in a portfolio of 58, 47, and 47 income producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of yearend for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2015 for the year presented. The table below shows the number of income producing properties held by year.

	2015	2014	2013

Continued operations	58	46	43
Sales subsequent to year end	—	1	4
Total property portfolio	58	47	47

Comparison of the year ended December 31, 2015 to the same year ended 2014:

For the twelve months ended December 31, 2015, we reported a net loss applicable to common shares of ($3.2) million or ($0.21) per diluted earnings per share, as compared to a net income applicable to common shares of $28.8 million or $2.28 per diluted earnings per share for the same year ended 2014. The current year net loss applicable to common shares of ($3.2) million includes gain on land sales of $21.6 million, provisions on the impairment of notes receivable and real estate assets of $5.3 million and net income from discontinued operations of $0.9 million, as compared to the prior year net income applicable to common shares of $28.8 million, which includes a gain on land sales of $0.6 million, and net income from discontinued operations of $37.9 million.

Revenues

Rental and other property revenues were $104.2 million for the twelve months ended December 31, 2015. This represents an increase of $24.8 million, as compared to the prior year revenues of $79.4 million. This change, by segment, is an increase in the apartment portfolio of $14.7 million, an increase in the commercial portfolio of $10.1 million. The increase in the apartment and commercial portfolios is mainly due to the acquisition of new properties. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 94% and increasing rental rates. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. The increase in the commercial segment is also due to a high rise in the occupancy rate of the commercial complexes, in 2015 the average occupancy rate was over 86%. Our commercial portfolio is performing significantly better than in previous periods and we anticipate that it will continue to improve as the Company has been successful in attracting high-quality tenants and expects to continue to see the benefits of those new leases in the future. We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $54.0 million for the twelve months ended December 31, 2015. This represents an increase of $11.9 million, as compared to the prior year operating expenses of $42.1 million. This change, by segment, is an increase in the apartment portfolio of $7.4 million, an increase in the commercial portfolio of $4.7 million. Within the apartment portfolio there was an increase of $5.9 million in the acquired properties portfolio, and an increase $1.5 million in the same property portfolio. Within the commercial portfolio there was an increase of $3.6 million in the acquired properties portfolio and an increase of $1.1 million in the same store properties. The increase in the apartment portfolio was due to the acquisition of new properties throughout the year. The increase in the commercial portfolio was due to an acquisition of a property within the year and an increase in real estate taxes.

Depreciation and amortization expenses were $21.4 million for the twelve months ended December 31, 2015. This represents an increase of $3.8 million as compared to prior year depreciation of $17.6 million. Within the apartment and commercial portfolios, the majority of this change is due to the acquisition of new properties and an increase in tenant improvements and repairs projects.

General and administrative expenses were $6.9 million dollars for the twelve months ended December 31, 2015. This represents a decrease of $3.4 million, as compared to the prior year general and administrative expenses of $10.3 million. The majority of this change is due to decreases in legal expenses and franchise taxes in the current year.

The provision for impairment of notes receivable, investment in real estate partnerships, and real estate assets was $5.3 million for the year ended December 31, 2015. There was no provision for impairment expense in the prior year. For the year ended the Company provided an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands.  This impairment relates to the decision to sell the development parcels in the U.S. Virgin Islands and the resultant decrease in the estimated fair value of the remaining assets.

Net income fee was $0.5 million for the twelve months ended December 31, 2015. This represents a decrease of $3.2 million, as compared to the prior year net income fee of $3.7 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $9.8 million for the twelve months ended December 31, 2015. This represents an increase of $0.9 million, as compared to the prior year advisory fees of $8.9 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $16.7 million for the twelve months ending December 31, 2015. This represents a decrease of $3.4 million, as compared to the prior year interest income of $20.1 million dollars. The majority of this decrease is due to the recognition of uncollectable interest in the prior year on notes receivable.

Other income was $4.1 million for the twelve months ending December 31, 2015. This represents an increase of $2.7 million as compared to the prior year other income of $1.4 million. The increase is primarily due to a property with a negotiated settlement of a debt with the lender.

Mortgage and loan interest expense was $47.5 million for the twelve months ended December 31, 2015. This represents an increase of $9.5 million, as compared to the prior year expense of $38.0 million. This change by segment, is an increase in the apartment portfolio of $2.0 million, an increase in the commercial portfolio of $0.9 million, and an increase in the other portfolio of $6.6 million. Within the apartment and commercial portfolios, the majority of the increase is due to the acquisition of new properties, offset by loan refinancings at lower rates. Within the other portfolio, the majority of the increase is due to incurring new mezzanine debt obligations.

Loan charges and prepayment penalties were $5.0 million for the twelve months ended December 31, 2015. This represents an increase of $2.1 million, as compared to the prior year expense of $2.9 million. This change is mainly due to refinancing and prepayment penalties made on some of our existing loans.

Litigation settlement expenses were $0.4 million for the twelve months ended December 31, 2015. This represents an increase of $3.9 million, as compared to the prior year credit of $3.6 million. This variance is due to the settlement of a debt resulting in a gain of $3.5 million in the prior year.

Gain on land sales was $21.6 million for the twelve months ended December 31, 2015. In the current year we sold approximately 595 acres of land in eleven transactions for a sales price of $107.3 million and recorded a gain of $18.9 million. In addition, we recognized $2.7 million in deferred gain from prior years land sales.

Discontinued Operations

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment”, which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

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

Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January1, 2015. There were no sales in 2015 that qualified as discontinued operations.

Discontinued operations prior to January 2015 relate to properties that were either sold or held for sale as of the respective year end. The gains on sale of the properties sold are also included in the discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Revenues:
Rental and other property revenues	$355	$5,612
	355	5,612
Expenses:
Property operating expenses	(345)	2,350
Depreciation	—	751
General and administrative	99	451
Total operating expenses	$(246)	$3,552

Other income (expense):
Other income (expense)	45	(507)
Mortgage and loan interest	(2)	(3,204)
Loan charges and prepayment penalties	—	(1,656)
Litigation settlement	—	(250)
Total other expenses	$43	$(5,617)

Income (loss) from discontinued operations before gain on sale of real estate and taxes	644	(3,557)
Gain (loss) on sale of real estate from discontinued operations	735	61,879
Income tax benefit (expense)	(483)	(20,413)
Income (loss) from discontinued operations	$896	$37,909

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

Litigation settlement expenses were a credit of $3.6 million for the twelve months ended December 31, 2014. This represents a decrease of $23.9 million, as compared to the prior year expense of $20.3 million. The majority of the credit to the current year litigation expense is due to the settlement with the lender relating to a commercial property in which the balance in the amount of $3.5 million was forgiven. Matters were settled in the prior year in order to avoid future litigation and legal expenses.

Gain on land sales was $0.6 million for the twelve months ended December 31, 2014. In the current year we sold 76.3 acres of land in six transactions for a sales price of $8.1 million and recorded a gain of $0.6 million.

Discontinued Operations

Discontinued operations relates to properties that were either sold or held for sale as of the respective year end. Included in discontinued operations are a total of 5 and 15 income-producing properties as of 2014 and 2013, respectively. In 2014 we sold three apartment complexes and two commercial properties. In 2013, we sold 11 apartment complexes and four commercial properties, the operations related to these properties sold are reclassed to prior years discontinued operations. The gains on sale of the properties sold were also included in discontinued operations for those years as shown in the table below (dollars in thousands):

	For the Years Ended December 31,
	2014	2013
Revenues:
Rental and other property revenues	$5,612	$34,922
	5,612	34,922
Expenses:
Property operating expenses	2,350	16,479
Depreciation	751	5,563
General and administrative	451	966
Total operating expenses	$3,552	$23,008

Other income (expense):
Other income (expense)	(507)	45
Mortgage and loan interest	(3,204)	(11,097)
Loan charges and prepayment penalties	(1,656)	(3,246)
Litigation settlement	(250)	(250)
Total other expenses	$(5,617)	$(14,548)

Income (loss) from discontinued operations before gain on sale of real estate and taxes	(3,557)	(2,634)
Gain (loss) on sale of real estate from discontinued operations	61,879	98,951
Income tax benefit (expense)	(20,413)	(33,711)
Income (loss) from discontinued operations	$37,909	$62,606

Liquidity and Capital Resources

General

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collections of receivables from related companies;

•	refinancing of existing debt; and

•	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2015, along with cash that will be generated in 2016 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although the past cannot predict the future, historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

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

 Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2015	2014	Variance

Net cash used in operating activities	$(34,509)	$(37,968)	$3,459
Net cash provided by (used in) investing activities	$(130,348)	$38,485	$(168,833)
Net cash provided by (used in) financing activities	$167,790	$(4,655)	$172,445

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. We received more proceeds from land sales in the current period than in the prior period. In addition, we acquired 11 residential properties and one commercial property.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The proceeds from new financings in the current period allowed us to pay down more debt, as compared to the prior period. Additionally, proceeds from land sales were used to retire debt obligations.

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

	Total	2016	2017	2018-2020	Thereafter
Long-term debt obligation(1)	$1,267,424	$131,834	$64,169	$290,736	$780,685
Capital lease obligation	—	—	—	—	—
Operating lease obligation	18,059	278	284	887	16,610
Purchase obligation	—	—	—	—	—
Other long-term debt liabilities reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$1,285,483	$132,112	$64,453	$291,623	$797,295

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

As of December 31, 2015, our $821.5 million debt portfolio consisted of approximately $780.4 million of fixed-rate debt and approximately $41.1 million of variable-rate debt with interest rates ranging from 4.75% to 6.50%. Our overall weighted average interest rate at December 31, 2015 and 2014 was 4.66% and 4.88%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2016 than they did during 2015, ARL’s interest expense would increase and net income would decrease by $0.4 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2015. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Assets
Market securities at fair value	$—	$—	$—	$—	$—	$—	$—
Note Receivable
Variable interest rate - fair value
Instrument’s maturities	—	—	—	—	—	—	—
Instrument’s amortization	—	—	—	—	—	—	—
Interest	—	—	—	—	—	—	—
Average Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value	$—	$—	$—	$—	$—	$—	$129,059
Instrument’s maturities	26,047	12,314	14,310	496	5,907	69,985	129,059
Instrument’s amortization	—	—	—	—	—	—	—
Interest	12,582	11,335	10,809	9,156	8,429	100,779	153,090
Average Rate	9.75%	11.00%	11.92%	11.99%	11.11%	12.00%

	2016	2017	2018	2019	2020	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$41,064
Instrument’s maturities	$1,290	$2,178	$—	$—	$—	$—	$3,468
Instrument’s amortization	34,878	2,718	—	—	—	—	37,596
Interest	1,015	106	—	—	—	—	1,121
Average Rate	5.68%	6.19%	0.00%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$780,446
Instrument’s maturities	$18,377	$8,536	$29,594	$20,313	$115,495	$36,150	$228,465
Instrument’s amortization	41,989	17,803	14,296	14,310	11,875	451,708	551,981
Interest	34,285	32,828	31,546	29,424	23,883	292,827	444,793
Average Rate	6.85%	6.92%	6.39%	6.52%	5.68%	3.72%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

Farmer, Fuqua & Huff, PC

Richardson, Texas

March 30, 2016

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$954,390	$810,214
Real estate subject to sales contracts at cost, net of depreciation ($0 in 2015 and $2,300 in 2014)	49,155	19,026
Less accumulated depreciation	(150,038)	(129,477)
Total real estate	853,507	699,763
Notes and interest receivable
Performing (including $125,915 in 2015 and $139,466 in 2014 from related parties)	137,280	149,484
Non-performing	—	3,161
Less allowance for estimated losses (including $15,537 in 2015 and $15,537 in 2014 from related parties)	(17,037)	(18,279)
Total notes and interest receivable	120,243	134,366
Cash and cash equivalents	15,232	12,299
Restricted cash	45,711	49,266
Investments in unconsolidated subsidiaries and investees	8,365	4,279
Receivable from related party	28,147	21,414
Other assets	46,163	44,111
Total assets	$1,117,368	$965,498

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$797,962	$638,891
Notes related to assets held for sale	376	1,552
Notes related to assets subject to sales contracts	6,422	18,616
Deferred revenue (including $70,892 in 2015 and $72,564 in 2014 from sales to related parties)	91,336	74,409
Accounts payable and other liabilities (including $7,236 in 2015 and $11,024 in 2014 to related parties)	44,383	52,442
	940,479	785,910

Shareholders’ equity:

Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 and 2,461,252 shares in 2015 and 2014, respectively (liquidation preference $10 per share), including 900,000 shares in 2015 and 2014 held by ARL.	2,205	3,126
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 and 14,443,404 shares and outstanding 15,514,360 and 14,027,619 shares in 2015 and 2014, respectively; including 140,000 shares held by TCI (consolidated) in 2015 and 2014.	156	141
Treasury stock at cost; 415,785 shares in 2015 and 2014, and 140,000 shares held by TCI (consolidated) as of 2015 and 2014.	(6,395)	(6,395)
Paid-in capital	109,861	108,378
Retained earnings	17,130	19,090
Total American Realty Investors, Inc. shareholders’ equity	122,957	124,340
Non-controlling interest	53,932	55,248
Total equity	176,889	179,588
Total liabilities and equity	$1,117,368	$965,498

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $726, $701 and $670 for the year ended 2015, 2014 and 2013, respectively, from related parties)	$104,188	$79,412	$80,750

Expenses:
Property operating expenses (including $770, $645 and $699 for the year ended 2015, 2014 and 2013, respectively, from related parties)	54,002	42,124	39,318
Depreciation	21,418	17,593	15,954
General and administrative (including $3,855, $3,628 and $3,646 for the year ended 2015, 2014 and 2013, respectively, from related parties)	6,893	10,282	7,919
Provision on impairment of notes receivable and real estate assets	5,300	—	18,980
Net income fee to related party	492	3,669	4,089
Advisory fee to related party	9,775	8,943	10,166
Total operating expenses	97,880	82,611	96,426

Operating income (loss)	6,308	(3,199)	(15,676)

Other income (expense):
Interest income (including $15,859, $19,029 and $19,110 for the year ended 2015, 2014 and 2013, respectively, from related parties)	16,674	20,054	19,445
Other income	4,106	1,415	10,163
Mortgage and loan interest (including $3,774, $3,660 and $3,927 for the year ended 2015, 2014 and 2013, respectively, from related parties)	(47,512)	(37,972)	(39,110)
Loan charges and prepayment penalties	(4,965)	(2,854)	(5,557)
Loss on the sale of investments	(1)	(92)	(283)
Earnings from unconsolidated subsidiaries and investees	428	347	391
Litigation settlement	(352)	3,591	(20,313)
Total other expenses	(31,622)	(15,511)	(35,264)
Loss before gain (loss) on land sales, non-controlling interest, and taxes	(25,314)	(18,710)	(50,940)
Gain (loss) on land sales	21,648	561	(455)
Loss from continuing operations before tax	(3,666)	(18,149)	(51,395)
Income tax benefit (expense)	(517)	20,413	40,513
Net income (loss) from continuing operations	(4,183)	2,264	(10,882)

Discontinued operations:
Income (loss) from discontinued operations	644	(3,557)	(2,634)
Gain on sale of real estate from discontinued operations	735	61,879	98,951
Income tax benefit (expense) from discontinued operations	(483)	(20,413)	(33,711)
Net income (loss) from discontinued operations	896	37,909	62,606
Net income (loss)	(3,287)	40,173	51,724
Net income (loss) attributable to non-controlling interests	1,327	(9,288)	(10,448)
Net income (loss) attributable to American Realty Investors, Inc.	(1,960)	30,885	41,276
Preferred dividend requirement	(1,216)	(2,043)	(2,452)
Net income (loss) applicable to common shares	$(3,176)	$28,842	$38,824

Earnings per share - basic
Loss from continuing operations	$(0.27)	$(0.71)	$(2.07)
Income (loss) from discontinued operations	0.06	2.99	5.43
Net income (loss) applicable to common shares	$(0.21)	$2.28	$3.36

Earnings per share - diluted
Loss from continuing operations	$(0.27)	$(0.71)	$(2.07)
Income (loss) from discontinued operations	0.06	2.99	5.43
Net income (loss) applicable to common shares	$(0.21)	$2.28	$3.36

Weighted average common shares used in computing earnings per share	15,111,107	12,683,956	11,525,389
Weighted average common shares used in computing diluted earnings per share	15,111,107	12,683,956	11,525,389

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(2,856)	$(7,024)	$(21,330)
Income (loss) from discontinued operations	896	37,909	62,606
Net income (loss)	$(1,960)	$30,885	$41,276

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Three Years Ended December 31, 2015
(dollars in thousands)

									Accumulated
									Other
	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Non-
	Capital	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Interest
Balance, December 31, 2012	$85,104	$(144,151)	$4,908	11,941,174	$115	$(6,395)	$105,700	$(53,071)	$(786)	$34,633
Net income (loss)	51,724	51,724	—	—	—	—	—	41,276	—	10,448
Distribution to non-controlling interests	(345)	—	—	—	—	—	(330)	—	—	(15)
Sale of controlling interest	56	—	—	—	—	—	56	—	—	—
Sale of non-controlling interests	774	(786)	—	—	—	—	—	—	786	(12)
Series A preferred stock cash dividend ($1.00 per share)	(2,452)	—	—	—	—	—	(2,452)	—	—	—
Balance, December 31, 2013	$134,861	$(93,213)	$4,908	11,941,174	$115	$(6,395)	$102,974	$(11,795)	$—	$45,054
Net income (loss)	40,173	40,173	—	—	—	—	—	30,885	—	9,288
Distribution to non-controlling interests	(333)	—	—	—	—	—	(302)	—	—	(31)
Sale of non-controlling interests	(289)	—	—	—	—	—	(289)	—	—	—
Conversion of preferred stock into common stock	7,219	—	(1,782)	2,502,230	26	—	8,038	—	—	937
Series A preferred stock cash dividend ($1.00 per share)	(2,043)	—	—	—	—	—	(2,043)	—	—	—
Balance, December 31, 2014	$179,588	$(53,040)	$3,126	14,443,404	$141	$(6,395)	$108,378	$19,090	$—	$55,248
Net income (loss)	(3,287)	(3,287)	—	—	—	—	—	(1,960)	—	(1,327)
Contributions from non-controlling interest	11	—	—	—	—	—	—	—	—	11
Assumption of non-controlling interests	(470)	—	—	—	—	—	(470)	—	—	—
Conversion of preferred stock into common stock	2,263	—	(921)	1,486,741	15	—	3,169	—	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,216)	—	—	—	—	—	(1,216)	—	—	—
Balance, December 31, 2015	$176,889	$(56,327)	$2,205	15,930,145	$156	$(6,395)	$109,861	$17,130	$—	$53,932

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(3,287)	$40,173	$51,724
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
(Gain) loss on sale of land	(21,648)	(561)	455
Gain on sale of income producing properties	(735)	(61,879)	(98,951)
Depreciation and amortization	21,418	18,345	21,518
Provision on impairment of notes receivable and real estate assets	5,300	—	18,980
Amortization of deferred borrowing costs	2,842	4,017	1,442
(Earnings) losses from unconsolidated subsidiaries and investees	1,327	54	(391)
(Increase) decrease in assets:
Accrued interest receivable	(1,242)	10,095	(12,895)
Other assets	2,683	2,034	(2,242)
Prepaid expense	(13,851)	(2,071)	(1,722)
Escrow	(1,261)	(17,232)	3,532
Earnest money	(1,193)	180	(535)
Rent receivables	(2,168)	(1,384)	3,807
Increase (decrease) in liabilities:
Accrued interest payable	(255)	157	(5,116)
Related party payables	(11,027)	(7,329)	(25,008)
Other liabilities	(11,412)	(22,567)	3,240
Net cash used in operating activities	(34,509)	(37,968)	(42,162)

Cash Flow From Investing Activities:
Proceeds from notes receivables	14,744	27,767	2,855
Origination of notes receivables	(18,055)	(34,092)	(21,202)
Acquisition of land held for development	—	(5,936)	(83)
Acquisition of income producing properties	(207,313)	(78,557)	—
Proceeds from sale of income producing properties	—	132,917	259,115
Proceeds from sale of land	108,356	8,391	14,806
Investment in unconsolidated real estate entities	4,086	(544)	4,770
Improvement of land held for development	(6,158)	(3,137)	(399)
Improvement of income producing properties	(8,955)	(5,019)	(7,681)
Acquisition of non-controlling interest	—	—	(75)
Sale of non-controlling interest	(336)	(289)	774
Sale of controlling interest	—	—	50
Construction and development of new properties	(16,717)	(3,016)	(1,153)
Net cash provided by (used in) investing activities	(130,348)	38,485	251,777

Cash Flow From Financing Activities:
Proceeds from notes payable	412,326	183,766	203,885
Recurring amortization of principal on notes payable	(26,668)	(22,243)	(18,232)
Payments on maturing notes payable	(195,549)	(163,494)	(390,941)
Debt assumption by buyer	(16,688)	—	—
Deferred financing costs	(6,734)	(6,959)	1,837
Stock-secured borrowings	—	(568)	(411)
Distributions to non-controlling interests	11	(333)	(263)
Preferred stock dividends - Series A	(1,216)	(2,043)	(2,452)
Conversion of preferred stock into common stock	2,308	7,219	—
Net cash provided by (used in) financing activities	167,790	(4,655)	(206,577)

Net increase (decrease) in cash and cash equivalents	2,933	(4,138)	3,038
Cash and cash equivalents, beginning of period	12,299	16,437	13,399
Cash and cash equivalents, end of period	$15,232	$12,299	$16,437

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,672	$37,158	$44,240

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31,

	2015	2014	2013
	(dollars in thousands)

Net income (loss)	$(3,287)	$40,173	$51,724
Other comprehensive loss
Unrealized income (loss) on foreign currency translation	—	—	786
Total other comprehensive loss	—	—	786
Comprehensive income (loss)	(3,287)	40,173	52,510
Comprehensive income (loss) attributable to non-controlling interest	1,327	(9,288)	(10,448)
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(1,960)	$30,885	$42,062

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

Certain balances for 2014 and 2013 have been reclassified to conform to the 2015 presentation.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.

The Company, a Nevada corporation that was formed in 1999, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Approximately 86.7% of ARL’s stock is owned by related party entities. ARL subsidiaries own approximately 80.9% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, whose common stock is traded on the NYSE under the symbol (“TCI”).

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

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and provides brokerage services. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”. ARL engages third-party companies to lease and manage its apartment properties.

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

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2015, we owned 48 residential apartment communities comprising of 7,983 units, nine commercial properties comprising an aggregate of approximately 2.2 million rentable square feet, and an investment in 3,812 acres of undeveloped and partially developed land, and a golf course comprising of approximately 96 acres.

Basis of presentation.    The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying Consolidated Financial Statements include our accounts, our subsidiaries, generally all of which are wholly-owned, and all entities in which we have a controlling interest. Arrangements that are not controlled through voting or similar rights are accounted for as a Variable Interest Entity (VIE), in accordance with the provisions and guidance of ASC Topic 810 “Consolidation”, whereby we have determined that we are a primary beneficiary of the VIE and meet certain criteria of a sole general partner or managing member as identified in accordance with Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”). VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders as a group lack adequate decision making ability, the obligation to absorb expected losses or residual returns of the entity, or have voting rights that are not proportional to their economic interests. The primary beneficiary generally is the entity that provides financial support and bears a majority of the financial risks, authorizes certain capital transactions, or makes operating decisions that materially affect the entity’s financial results. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates 48 and 36 multifamily residential properties located throughout the United States at December 31, 2015 and 2014, respectively, ranging from 32 units to 320 units.  Assets totaling $384.5 million  and $363.5 million at December 31, 2015 and 2014, respectively,  are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Concentration of credit risk. The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2015 and 2014, the Company maintained balances in excess of the insured amount.

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

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), “Leases” was issued. This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE 2.	REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2015	2014

Apartments	$622,761	$455,602
Apartments under construction	18,230	1,512
Commercial properties	215,609	193,197
Land held for development	97,790	159,903
Real estate held for sale	—	—
Real estate subject to sales contract	49,155	21,326
Total real estate, at cost, less impairment	1,003,545	831,540
Less accumulated deprecation	(150,038)	(131,777)
Total real estate, net of depreciation	$853,507	$699,763

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

Provision for Impairment Losses

For the year ended December 31, 2015, the Company provided an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands. This impairment relates to the decision to sell the development parcels in the U.S. Virgin Islands and the resultant decrease in the estimated fair value of the remaining assets. There was no provision for impairment  for the year ended December 31, 2014.  In 2013, impairment was recorded as an additional loss in the commercial portfolio of $9.6 million, the land portfolio of $1.6 million and the remaining $7.8 million was related to a provision for losses taken on our notes receivable. A recent appraisal done during the refinance of an office building in Dallas, Texas, resulted in a fair value lower than book basis. The impairment in our land portfolio was due to a potential sale of land at a value lower than the book basis as well as a disposal of another property due to bankruptcy.

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

		Fair Value Measurements Using (dollars in thousands):
December 31, 2015	Fair Value	Level 1	Level 2		Level 3

Commercial	$3,000	$—	$	---	$3,000

A commercial property (golf course) with a carrying value of approximately $8.3 million was written down to its fair value of $3.0 million resulting in an impairment charge of $5.3 million. The method used to determine fair value was an analysis of the discounted cash flow of the asset.

There was no provision for impairment for the year ended December 31, 2014

		Fair Value Measurements Using (dollars in thousands):
December 31, 2013	Fair Value	Level 1	Level 2	Level 3

Land	$4,899	$—	$4,899	$	---
Commercial	$26,194	$—	$26,194		$—

Land with a carrying amount of $6.5 million was written down to its fair value of $4.9 million resulting in an impairment charge of $1.6 million in 2013. Level 2 inputs used to determine the fair values above included third party appraisals and taking the debt balance on the collateralized acres plus the book value of the uncollateralized acres.

      A commercial building with a carrying amount of $35.8 million was written down to its fair value of $26.2 million resulting in an impairment charge of $9.6 million in 2013.  The Level 2 input used to determine the fair value above was a third party appraisal.

The following is a brief description of the more significant property acquisitions and sales in 2015:

Purchases

For the year ended December 31, 2015, the Company acquired five income-producing apartment complexes from third parties in the states of Texas (3), Tennessee (1) and Alabama (1), increasing the total number of units by 990, for a combined purchase price of $82.9 million. In addition, the Company acquired six income-producing apartment complexes from related parties in the states of Texas (2) Florida (2), Tennessee (1) and Mississippi (1) increasing the total number of units by 835, for a combined purchase price of $29.3 million. The Company also purchased a commercial office building in Texas, comprised of 92,723 square feet, for $16.8 million.

Sales

For the year ended December 31, 2015, the Company sold approximately 595 acres of land located in Texas to independent third parties for a total sales price of $107.3 million. We recorded a total gain of $18.9 million from the sales. In addition we recognized $2.7 million in deferred gain from prior years land sales. In November 2015, the Company sold approximately 88 acres of land located in the U.S. Virgin Islands to an unrelated party. The sales represents most of the development land owned by the Company in the U.S. Virgin Islands. Total cash consideration for the sale was $33.9 million. We recorded a gain of $12.0 million related to the transaction.

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas. In addition, TCI, IOT and RAI also sold land in this transaction. Total consideration for the sale was $75 million.  The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be complete when the final use of the land, certain development commitments are completed and the note is collected.  The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $16.1 million was paid off. Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition is met.

In addition, one income-producing apartment complex consisting of 200 units located in Ohio was foreclosed upon. The Company recorded a gain of $0.7 million related to the extinguishment of debt.

As of December 31, 2015, the Company has approximately 91acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 3.	NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and personal guarantees of the borrower and, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity (dollars in thousands).

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,100	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	06/17	12.00%	1,261	Unsecured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	2,665	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	3,657	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	1,420	Various unsecured interests
Other non-related party notes	Various	Various	3,166	Various secured interests
Other non-related party notes	Various	Various	503	Various unsecured interests
Accrued interest			8,222
Total Performing			$137,280

Allowance for estimated losses			(17,037)
Total			$120,243

(1)	Related party notes
(2)	An allowance was taken for estimated losses at full value of note.

As of December 31, 2015, the obligors on $118 million or 91.4% of the mortgage notes receivable portfolio were due from related parties. The Company recognized $10.9 million of interest income from these related party notes receivables.

As of December 31, 2015 none of the mortgage notes receivable portfolio were non-performing.

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

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account for receivables was reviewed and decreased in 2015. The decrease was due to a note that was paid off, and a note that was written off, both of which were fully reserved. The decrease in 2014 was due to a note that was paid off, and a note that was written off, both of which were fully reserved. The decrease in 2013 was due to an allowance amount on a fully reserved note that was adjusted by the amount of a payment received. This decrease was offset by a reserve amount taken on a related party note receivable due to questionable recovery. The table below shows our allowance for estimated losses (dollars in thousands):

	2015	2014	2013

Balance January 1,	$18,279	$19,600	$21,704
Increase (decrease) in provision	(1,242)	(1,321)	(2,104)
Balance December 31,	$17,037	$18,279	$19,600

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2015	2014	2013

Gruppa Florentina, LLC(1)	20.00%	20.00%	20.00%

(1)	Other investees.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2015, 2014 and 2013 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	For the Twelve Months Ended December 31,
	2015	2014	2013
Other Investees
Real estate, net of accumulated depreciation	$13,899	$11,647	$10,823
Notes receivable	8,457	7,326	6,526
Other assets	30,834	30,291	32,131
Notes payable	(10,883)	(10,429)	(11,022)
Other liabilities	(7,967)	(7,192)	(8,134)
Shareholders’ equity/partners capital	(34,340)	(31,643)	(30,324)

Revenue	$51,650	$48,893	$46,276
Depreciation	(1,150)	(1,151)	(1,166)
Operating expenses	(47,143)	(45,590)	(42,330)
Interest expense	(805)	(901)	(1,022)
Income (loss) from continuing operations	$2,552	$1,251	$1,758
Income (loss) from discontinued operations	—	—	—
Net income (loss)	$2,552	$1,251	$1,758

Company’s proportionate share of earnings (1)	$510	$250	$352

(1)	Earnings represent continued and discontinued operations

NOTE 6. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2015 (dollars in thousands):

	Notes	Accrued
	Payable	Interest	Total Debt
Apartments	$507,498	$1,499	$508,997
Apartment under construction	11,139	—	11,139
Commercial	109,269	509	109,778
Land held for development	44,417	116	44,533
Real estate subject to sales contract	5,953	469	6,422
Mezzanine financing	122,900	—	122,900
Other	20,334	727	21,061
Total	$821,510	$3,320	$824,830

Unamortized deferred borrowing costs	(20,070)	—	(20,070)
Total	801,440	3,320	804,760

The following table schedules the principal payments on the notes payable for the next five years and thereafter (dollars in thousands):

Year	Amount
2016	$96,535
2017	31,236
2018	43,890
2019	34,623
2020	127,370
Thereafter	487,856
Total	$821,510

Interest payable at December 31, 2015, was $3.6 million. Interest accrues at rates ranging from 2.5% to 12.0% per annum, and mature between 2016 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $678 million.

During the year the Company refinanced or modified ten loans with a total principal balance of $136 million. The refinancing resulted in lower interest rates and the extension of the term of the loan.  The modifications resulted in lower interest rates.  The transactions provide for lower monthly payments over the term of the loans.

On May 28, 2015, the Company secured additional financing of $120.0 million from an independent third party.  At closing $84.4 million was advanced to the Company. The financing can be used for general corporate purposes, acquisition of multi-family apartment complexes and to reduce debt. The note has a term of five years at an interest rate of 30 day Libor plus 10.75%.  The note is interest only, payable monthly, with the principal due at the end of the five years. The loan is secured by various equity interests in certain residential apartments. In November 2015 the note was amended to cap the loan amount at $84.4 million in order to allow for a construction loan of $50 million on an apartment complex being developed in Rowlett, Texas. All other terms and conditions of the loan remained the same.

The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at December 31, 2015.

Simultaneous with the closing of the above financing, the Company amended its existing financing of $40.0 million from an independent third party.  The note has a term of five years at an interest rate of 12.0%.  The note is interest only for the first year with quarterly principal payments due of $0.5 million starting April 1, 2015.  As of December 31, 2015, the outstanding balance on the loan was $38.5 million. The loan is secured by various equity interests in residential apartments and can be prepaid at a penalty rate of 4% for year 1 with the penalty declining by 1% each year thereafter. The note contains customary restrictions, representations, covenants, corporate and officer guarantees, events of default and require the Company to meet certain financial covenants. The Company believes it is in compliance with these financial covenants at December 31, 2015.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $9.9 million in construction loans during the twelve months ended December 31, 2015.

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

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and provides brokerage services. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”.   Regis Hotel I, LLC, managed the Company’s hotel investments. ARL engages third-party companies to lease and manage its apartment properties.

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses, and revenue paid to and/or received from our advisor:

	2015	2014	2013
	(dollars in thousands)
Fees:
Advisory	$9,775	$8,943	$10,166
Mortgage brokerage and equity refinancing	1,612	1,152	1,878
Net income	492	3,669	4,089
Property acquisition and sales	921	177	—
	$12,800	$13,941	$16,133
Other Expense:
Cost reimbursements	$3,675	$3,449	$3,466
Interest paid (received)	(1,233)	(1,043)	431
	$2,442	$2,406	$3,897
Revenue:
Rental	$726	$701	$670

Fees paid to Regis and related parties:

	2015	2014	2015
	(dollars in thousands)
Fees:
Property acquisition	$1,932	$348	$—
Property management, construction manaement and leasing commissions	717	583	474
Real estate brokerage	1,105	2,848	4,081
	$3,754	$3,779	$4,555

The Company received rental revenue of $0.7 million in 2015, $0.7 million in 2014, and $0.7 million in 2013 from Pillar and its related parties for properties owned by the Company.

As of December 31, 2015, the Company had notes and interest receivables, net of allowances, of $102.5 million and $7.9 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $10.9 million, originated $11.6 million, received principal payments of $4.7 million and received interest payments of $11.8 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2015 UHF was in compliance with the covenants to the loan agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of December 31, 2015 (dollars in thousands):

Pillar
Related party receivable, December 31, 2014	$21,414
Cash transfers	66,824
Advisory fees	(9,775)
Net income fee	(492)
Cost reimbursements	(3,675)
Interest income	1,233
Notes receivable purchased	(18,221)
Fees and commissions	(5,571)
Expenses paid by Advisor	(6,302)
Financing (mortgage payments)	(1,831)
Sales/purchases transactions	(15,457)

Related party receivable, December 31, 2015	$28,147

Below are transactions that involve a related party:

As of December 31, 2015, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 8.    DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2015, 2014, or 2013. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.    PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2015, 2,000,614 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of December 31, 2015, RAI owns 1,100,000 shares of the outstanding Series A convertible preferred stock and has accrued dividends unpaid of $8.6 million.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2015, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $0.60 per share or $0.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2015, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2015.

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

NOTE 11.     INCOME TAXES

For 2015 ARL, TCI, and IOT all had taxable income. For 2014 ARL, TCI and IOT had a combined net taxable loss and ARL recorded no current tax (benefit) or expense. For 2013 ARL consolidated with TCI and IOT had a net taxable loss resulting in a tax (benefit) to ARL. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

Current expense (benefit) is attributable to (dollars in thousands):

	2015	2014	2013

Income (loss) from continuing operations	$517	$(1,169)	$(24,217)
Income (loss) from discontinued operations	483	1,169	17,415
The full 2013 tax (benefit) to ARL comes from MRHI	$1,000	$—	$(6,802)

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2015	2014	2013

Computed “expected” income tax (benefit) expense	$1,465	$14,061	$15,684
Book to tax differences in gains on sale of property	(12,463)	(2,350)	(20,373)
Book to tax differences from entities not consolidated for tax purposes	13,721	(23,900)	(33,565)
Book to tax differences of depreciation and amortization	(490)	1,415	1,250
Valuation allowance against current net operating loss benefit	20,615	20,125	17,415
Other book to tax differences	(22,498)	(9,351)	17,208
Total	$350	$—	$(2,381)

Alternative minimum tax	$—	$—	$—

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

	2015	2014	2013

Net operating losses	$67,112	$74,357	$88,486
AMT credits	2,751	2,201	2,201
Basis difference of:
Real estate holdings and equipment	(11,197)	10,337	11,959
Notes receivable	6,475	6,946	7,448
Investments	(14,966)	(14,950)	(14,960)
Notes payable	3,455	8,189	13,360
Deferred gains	19,868	18,086	18,746
Total	$73,498	$105,166	$127,240
Deferred tax valuation allowance	(73,498)	(105,166)	(127,240)
Net deferred tax asset	$—	$—	$—

At December 31, 2015, 2014 and 2013 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $54.0 million expiring through the year 2033. The alternative minimum tax credit balance increased in 2015 to approximately $2.8 million. The credit has no expiration date..

ARL is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes ARL is no longer subject to income tax examinations for years prior to 2012.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases, thereon, expire at various dates through 2025. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2015 (dollars in thousands):

Year	Amount
2016	$23,448
2017	21,350
2018	19,418
2019	14,727
2020	11,212
Thereafter	24,717
Total	$114,872

NOTE 13.     OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, apartments, land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

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

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the operating income of each operating segment and each segment’s assets for 2015, 2014 and 2013 (dollars in thousands):

	Commercial
For the Twelve Months Ended December 31, 2015	Properties	Apartments	Land	Other	Total
Operating revenue	$30,540	$73,543	$—	$105	$104,188
Operating expenses	(17,761)	(34,955)	(1,029)	(257)	(54,002)
Depreciation and amortization	(8,993)	(12,498)	—	73	(21,418)
Mortgage and loan interest	(6,919)	(18,767)	(4,694)	(17,132)	(47,512)
Loan charges and prepayment penalties		(4,932)		(33)	(4,965)
Interest income				16,674	16,674
Gain on land sales			21,648		21,648
Segment operating income (loss)	$(3,133)	$2,391	$15,925	$(570)	$14,613
Capital expenditures	8,133	506	2,621	—	11,260
Assets	155,147	551,415	146,945	—	853,507

Property Sales
Sales price	$—	$11,129	$107,298	$—	$118,427
Cost of sale	—	(10,394)	(88,387)	—	(98,781)
Recognized prior deferred gain	—	—	2,737	—	2,737
Gain on sale	$—	$735	$21,648	$—	$22,383

	Commercial
For the Twelve Months Ended December 31, 2014	Properties	Apartments	Land	Other	Total
Operating revenue	$20,476	$58,882	$1	$53	$79,412
Operating expenses	(13,127)	(27,588)	(1,397)	(12)	(42,124)
Depreciation and amortization	(7,413)	(10,270)	—	90	(17,593)
Mortgage and loan interest	(6,026)	(16,778)	(4,618)	(10,550)	(37,972)
Loan charges and prepayment penalties	(113)	(2,625)	(66)	(50)	(2,854)
Interest income	—	—	—	20,054	20,054
Gain on land sales	—	—	561	—	561
Segment operating income (loss)	$(6,203)	$1,621	$(5,519)	$9,585	$(516)
Capital expenditures	4,874	320	2,436	—	7,630
Assets	142,118	390,366	167,279	—	699,763

Property Sales
Sales price	$19,182	$115,273	$8,091	$—	$142,546
Cost of sale	(9,168)	(63,408)	(7,530)	—	(80,106)
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—
Gain on sale	$10,014	$51,865	$561	$—	$62,440

	Commercial
For the Twelve Months Ended December 31, 2013	Properties	Apartments	Land	Other	Total
Operating revenue	$24,215	$56,369	$39	$127	$80,750
Operating expenses	(11,623)	(26,223)	(1,431)	(41)	(39,318)
Depreciation and amortization	(5,938)	(10,188)	—	172	(15,954)
Mortgage and loan interest	(5,865)	(18,474)	(6,412)	(8,359)	(39,110)
Loan charges and prepayment penalties	(150)	(3,937)	(1,080)	(390)	(5,557)
Interest income	—	—	—	19,445	19,445
Loss on land sales	—	—	(455)	—	(455)
Segment operating income (loss)	$639	$(2,453)	$(9,339)	$10,954	$(199)
Capital expenditures	6,964	315	387	—	7,666
Assets	141,200	394,397	164,697	—	700,294

Property Sales
Sales price	$26,974	$239,676	$7,186	$—	$273,836
Cost of sale	(14,914)	(152,785)	(7,641)	—	(175,340)
Deferred current gain	—	—	—	—	—
Recognized prior deferred gain	—	—	—	—	—
Gain (loss) on sale	$12,060	$86,891	$(455)	$—	$98,496

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in in thousands):

	For Twelve Months Ended December 31,
	2015	2014	2013
Segment operating income (loss)	$14,613	$(516)	$(199)
Other non-segment items of income (expense)
General and administrative	(6,893)	(10,282)	(7,919)
Provision on impairment of notes receivable and real estate assets	(5,300)	—	(18,980)
Net income fee to related party	(492)	(3,669)	(4,089)
Advisory fee to related party	(9,775)	(8,943)	(10,166)
Other income	4,106	1,415	10,163
Loss on sale of investments	(1)	(92)	(283)
Earnings from unconsolidated joint ventures and investees	428	347	391
Litigation settlement	(352)	3,591	(20,313)
Income tax benefit (expense)	(517)	20,413	40,513
Gain (loss) from continuing operations	$(4,183)	$2,264	$(10,882)

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Segment assets	$853,507	$699,763	$700,294
Investments in unconsolidated subsidiaries and investees	8,365	4,279	3,789
Notes and interest receivable	120,243	134,366	136,815
Other assets and receivables	135,253	127,090	102,424
Total assets	$1,117,368	$965,498	$943,322

NOTE 14.     DISCONTINUED OPERATIONS

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment”, which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

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

Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015.

Discontinued operations relates to properties that were either sold or repositioned as held for sale as of the year ended 2014 and 2013. Income from discontinued operations relates to 5 and 19 properties that were sold or repositioned in 2014 and 2013, respectively. The following table summarizes revenue and expense information for these properties sold and held for sale (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Rental and other property revenues	$355	$5,612	$34,922
	355	5,612	34,922
Expenses:
Property operating expenses	(345)	2,350	16,479
Depreciation	—	751	5,563
General and administrative	99	451	966
Total operating expenses	$(246)	$3,552	$23,008

Other income (expense):
Other income (expense)	45	(507)	45
Mortgage and loan interest	(2)	(3,204)	(11,097)
Loan charges and prepayment penalties	—	(1,656)	(3,246)
Litigation settlement	—	(250)	(250)
Total other expenses	$43	$(5,617)	$(14,548)

Loss from discontinued operations before gain on sale of real estate and taxes	644	(3,557)	(2,634)
Gain on sale of real estate from discontinued operations	735	61,879	98,951
Income tax benefit (expense)	(483)	(20,413)	(33,711)
Income (loss) from discontinued operations	$896	$37,909	$62,606

The Company’s application of ASC Topic 360 in 2014 and 2013 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2014 and 2013 as income from discontinued operations. The application of ASC Topic 360 does not have an impact on net income available to common shareholders. ASC Topic 360 only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2015, 2014, and 2013. Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

		Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2015
Total operating revenues	$23,156	$24,241	$27,826	$28,965
Total operating expenses	21,155	20,388	25,741	30,596
Operating income (loss)	2,001	3,853	2,085	(1,631)
Other expense	(2,338)	(5,139)	(11,152)	(12,993)
Loss before gain on land sales, non-contolling interest, and taxes	(337)	(1,286)	(9,067)	(14,624)
Gain (loss) on land sales	2,876	3,027	1,958	13,787
Income tax benefit (expense)	103	(12)	274	(882)
Net income (loss) from continued operations	2,642	1,729	(6,835)	(1,719)
Net income from discontinued operations	190	(22)	508	220
Net income (loss)	2,832	1,707	(6,327)	(1,499)
Less: net income (loss) attributable to non-controlling interest	508	(540)	1,164	195
Preferred dividend requirement	(390)	(275)	(275)	(276)
Net income (loss) applicable to common shares	$2,950	$892	$(5,438)	$(1,580)

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$0.20	$0.06	$(0.38)	$(0.12)
Income from discontinued operations	0.01	—	0.03	0.01
Net income (loss) applicable to common shares	$0.21	$0.06	$(0.35)	$(0.11)
Weighted average common shares used in computing earnings per share	14,027,619	15,367,320	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$0.16	$0.05	$(0.38)	$(0.12)
Income from discontinued operations	0.01	—	0.03	0.01
Net income (loss) applicable to common shares	$0.17	$0.05	$(0.35)	$(0.11)
Weighted average common shares used in computing diluted earnings per share	17,426,707	17,844,339	15,514,360	15,514,360

		Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2014
Total operating revenues	$19,159	$19,500	$19,326	$21,427
Total operating expenses	18,957	19,914	18,858	24,882
Operating income (loss)	202	(414)	468	(3,455)
Other expense	(2,440)	(3,630)	(4,274)	(5,167)
Loss before gain on land sales, non-contolling interest, and taxes	(2,238)	(4,044)	(3,806)	(8,622)
Gain (loss) on land sales	753	(159)	40	(73)
Income tax benefit	2,049	2,195	786	15,383
Net income (loss) from continued operations	564	(2,008)	(2,980)	6,688
Net income from discontinued operations	3,805	4,077	1,461	28,566
Net income (loss)	4,369	2,069	(1,519)	35,254
Less: net income (loss) attributable to non-controlling interest	(819)	(551)	200	(8,118)
Preferred dividend requirement	(613)	(613)	(427)	(390)
Net income (loss) applicable to common shares	$2,937	$905	$(1,746)	$26,746

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.08)	$(0.28)	$(0.24)	$(0.13)
Income from discontinued operations	0.33	0.35	0.11	2.04
Net income (loss) applicable to common shares	$0.25	$0.07	$(0.13)	$1.91
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	13,619,647	14,027,618

Earnings per share - diluted
Loss from continued operations	$(0.08)	$(0.28)	$(0.24)	$(0.13)
Income from discontinued operations	0.33	0.35	0.11	2.04
Net income (loss) applicable to common shares	$0.25	$0.07	$(0.13)	$1.91
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	13,619,647	14,027,618

		Three Months Ended 2013
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2013
Total operating revenues	$19,088	$19,193	$19,530	$22,939
Total operating expenses	17,838	18,640	20,071	39,877
Operating income (loss)	1,250	553	(541)	(16,938)
Other expense	(9,245)	(5,401)	(8,533)	(12,085)
Loss before gain on land sales, non-contolling interest, and taxes	(7,995)	(4,848)	(9,074)	(29,023)
Gain (loss) on land sales	(35)	—	598	(1,018)
Income tax benefit	2,807	5,352	402	31,952
Net income (loss) from continued operations	(5,223)	504	(8,074)	1,911
Net income from discontinued operations	5,212	9,940	745	46,709
Net income (loss)	(11)	10,444	(7,329)	48,620
Less: net income (loss) attributable to non-controlling interest	385	(2,090)	903	(9,646)
Preferred dividend requirement	(613)	(613)	(613)	(613)
Net income (loss) applicable to common shares	$(239)	$7,741	$(7,039)	$38,361

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.47)	$(0.19)	$(0.68)	$(0.72)
Income from discontinued operations	0.45	0.86	0.06	4.05
Net income (loss) applicable to common shares	$(0.02)	$0.67	$(0.62)	$3.33
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

Earnings per share - diluted
Loss from continued operations	$(0.47)	$(0.19)	$(0.68)	$(0.72)
Income from discontinued operations	0.45	0.86	0.06	4.05
Net income (loss) applicable to common shares	$(0.02)	$0.67	$(0.62)	$3.33
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	11,525,389	11,525,389

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

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC, which has a current outstanding balance of $21.5 million.

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

Liquidity.   Management believes that ARL will generate excess cash flow from property operations in 2016, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Guarantees. TCI is a primary guarantor, on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2015 UHF was in compliance with the covenants to the loan agreement.

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

            In August 2014, David M. Clapper and two entities related to Mr. Clapper (all, collectively, the “Clapper Parties”) filed a complaint in the U. S. District Court against the Company, its directors and certain of its officers alleging purported transactions to the detriment of the Clapper Parties and others by transferring assets, cash and diverting property. Management of the Company believes there is no basis for this action against the Company, its officers and directors, and intends to vigorously defend itself. The complaint does not allege any facts relating to the Company, except that the Company is a Nevada corporation, with its headquarters/principal place of business in Dallas, Texas.

            As a result of a final Memorandum Opinion and Order issued by the court on January 25, 2016 all claims against the officers and directors of the Company were dismissed.

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

As of December 31, 2015, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of December 31, 2015, RAI owns 1,100,000 shares of the outstanding Series A convertible preferred stock and has accrued dividends unpaid of $8.6 million.

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

As of December 31, 2015, the Series A convertible preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 18.   SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2015, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 30, 2016, which is the date on which the financial statements were available to be issued.

The Company has determined that there are no subsequent events that need to be reported.

Schedule III

AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Properties Held for Investment Apartments
Anderson Estates, Oxford, MS	822	378	2,683	313	—	378	2,996	3,373	665	2003	01/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,725	526	10,784	(601)	—	526	10,184	10,710	3,274	2003	01/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,894	287	4,451	45	—	287	4,496	4,783	907	2004	01/04	40 years
Breakwater Bay, Beaumont, TX	9,427	740	10,435	63	—	740	10,498	11,238	2,856	2004	05/03	40 years
Bridgewood Ranch, Kaufman, TX	6,444	762	6,856	9	—	762	6,865	7,627	1,377	2007	04/08	40 years
Capitol Hill, Little Rock, AR	9,043	1,860	7,948	55	—	1,860	8,002	9,862	2,300	2003	03/03	40 years
Centennial, Oak Ridge, TN	21,061	2,570	22,588	—	—	2,570	22,588	25,159	235	2011	07/14	40 years
Curtis Moore Estates, Greenwood, MS	1,486	186	5,733	886	—	186	6,618	6,805	1,606	2003	01/06	40 years
Crossing at Opelika, Opelika, AL	13,790	1,579	14,215	—	—	1,579	14,215	15,794	—	2015	12/15	40 years
Dakota Arms, Lubbock, TX	12,514	921	12,644	231	—	921	12,875	13,796	3,538	2004	01/04	40 years
David Jordan Phase II, Greenwood, MS	574	51	1,521	269	—	51	1,790	1,841	417	1999	01/06	40 years
David Jordan Phase III, Greenwood, MS	588	83	2,115	420	—	83	2,535	2,618	530	2003	01/06	40 years
Desoto Ranch, DeSoto, TX	15,352	1,472	17,856	(1,130)	—	1,472	16,725	18,197	4,977	2002	05/02	40 years
Falcon Lakes, Arlington, TX	12,739	1,438	15,094	(836)	—	1,438	14,258	15,696	4,860	2001	10/01	40 years
Heather Creek, Mesquite, TX	11,342	1,326	12,015	69	—	1,326	12,084	13,410	3,321	2003	03/03	40 years
Holland Lake, Weatherford, TX	11,823	1,449	14,612	—	—	1,449	14,612	16,061	244	2004	05/14	40 years
Lake Forest, Houston, TX	12,199	335	12,267	1,553	—	335	13,820	14,155	3,568	2004	01/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	15,009	2,005	17,892	—	—	2,005	17,892	19,897	485	2006	12/14	40 years
Lodge at Pecan Creek, Denton, TX	16,383	1,349	16,180	—	—	1,349	16,180	17,529	1,685	2011	10/05	40 years
Mansions of Mansfield, Mansfield, TX	15,604	977	17,799	54	—	977	17,853	18,829	3,014	2009	09/05	40 years
Mission Oaks, San Antonio, TX	14,900	1,266	16,627	212	—	1,266	16,839	18,105	3,659	2005	05/05	40 years
Monticello Estate, Monticello, AR	458	36	1,493	263	—	36	1,756	1,793	385	2001	01/06	40 years
Northside on Travis, Sherman, TX	13,319	1,301	14,560	—	—	1,301	14,560	15,861	2,305	2009	10/07	40 years
Oak Hollow, Sequin, TX	10,885	1,435	12,405	—		1,435	12,405	13,840	155	2011	07/14	40 years
Overlook at Allensville, Sevierville, TN	11,487	1,228	12,297			1,228	12,297	13,524	252	2012	10/15	40 years
Parc at Clarksville, Clarksville, TN	12,869	571	14,300	118	—	571	14,419	14,990	2,658	2007	06/02	40 years
Parc at Denham Springs, Denham Springs, LA	18,780	1,022	20,188	8	—	1,022	20,195	21,218	2,506	2011	07/07	40 years
Parc at Maumelle, Little Rock, AR	15,942	1,153	17,688	542	—	1,153	18,230	19,383	4,252	2006	12/04	40 years
Parc at Metro Center, Nashville, TN	10,478	960	12,226	543	—	960	12,769	13,729	3,047	2006	05/05	40 years
Parc at Rogers, Rogers, AR	20,750	1,482	22,993	286	(3,180)	1,482	20,100	21,582	3,823	2007	04/04	40 years
Preserve at Pecan Creek, Denton, TX	14,489	885	16,626	59	—	885	16,685	17,570	3,054	2008	10/05	40 years
Preserve at Prairie Pointe, Lubbock, TX	10,181	1,074	10,603	178		1,074	10,782	11,856	182	2005	04/15	40 years
Riverwalk Phase I, Greenville, MS	292	23	1,537	180	—	23	1,718	1,741	425	2003	01/06	40 years
Riverwalk Phase II, Greenville, MS	1,123	52	4,007	376	—	52	4,383	4,435	1,364	2003	01/06	40 years
Sonoma Court, Rockwall, TX	10,754	941	11,074		—	941	11,074	12,014	1,223	2011	07/10	40 years
Sugar Mill, Baton Rouge, LA	11,396	1,437	13,367	160	—	1,437	13,527	14,964	2,160	2009	08/08	40 years
Toulon, Gautier, MS	20,600	1,621	20,107	372	—	1,621	20,479	22,099	2,262	2011	09/09	40 years
Tradewinds, Midland, TX	15,601	3,542	19,939			3,542	19,939	23,481	249	2015	06/15	40 years
Treehouse, Irving, TX	5,642	312	2,807	286	—	312	3,093	3,405	831	1974	05/04	40 years
Villager, Ft. Walton, FL	753	156	1,408			156	1,408	1,564	21	1972	06/15	40 years
Villas at Park West I, Pueblo, CO	10,565	1,171	10,453		—	1,171	10,453	11,624	283	2005	12/14	40 years
Villas at Park West II, Pueblo, CO	9,554	1,463	13,060	—	—	1,463	13,060	14,523	354	2010	12/14	40 years
Vista Ridge, Tupelo, MS	10,786	1,339	13,398			1,339	13,398	14,737	501	2009	10/15	40 years
Vistas of Vance Jackson, San Antonio, TX	15,310	1,265	16,540	189	—	1,265	16,728	17,993	4,308	2004	01/04	40 years
Waterford, Roseberg, TX	16,069	2,349	20,880			2,349	20,880	23,229	261	2013	06/14	40 years
Westwood, Mary Ester, FL	4,244	692	6,650			692	6,650	7,343	97	1972	06/15	40 years
Whispering Pines, Topeka, KS	8,720	289	4,831	1,274		289	6,105	6,393	5,674	1974	04/15	40 years
Windsong, Fort Worth, TX	10,734	790	11,526	69	—	790	11,595	12,385	3,429	2002	07/03	40 years
Total Apartments Held for Investment	$507,498	$50,150	$569,276	$6,515	$(3,180)	$50,150	$572,611	$622,761	$89,576

Apartments Under Construction
Parc at Mansfield, Mansfield, TX	9,544	543	—	10,457	—	543	10,457	11,001	—	—	12/14	—
Terra Lago, Rowlett, TX	136	(1,142)		3,329		(1,142)	3,329	2,186		—	11/15	—
Eagle Crossing, Dallas, TX	1,459	4,380		663		4,380	663	5,043		—	11/15	—
Total Apartments Under Construction	$11,139	$3,781	$—	$14,449	$—	$3,781	$14,449	$18,230	$—

Schedule III

AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Commercial
600 Las Colinas, Las Colinas, TX	39,836	5,751	51,759	15,149	—	5,751	66,908	72,659	20,869	1984	08/05	40 years
770 South Post Oak, Houston, TX	12,700	1,755	15,834	26		1,755	15,860	17,615	233	1970	07/15	40 years
Bridgeview Plaza, LaCrosse, WI	5,813	—	—	976	—	—	976	976	437	1979	03/03	40 years
Browning Place (Park West I), Farmers Branch, TX	22,459	5,096	45,868	13,228	—	5,096	59,096	64,192	18,754	1984	04/05	40 years
Cross County Mall, Matoon, IL	—	608	4,891	8,549	—	608	13,440	14,048	12,165	1971	08/79	40 years
Mahogany Run Golf Course, US Virgin Islands	43	7,168	5,942	5	(5,300)	7,168	647	7,815	173	1981	11/14	40 years
Fruitland Plaza, Fruitland Park, FL	—	23	—	77	—	23	77	100	37	—	05/92	40 years
Senlac VHP, Farmers Branch, TX	—	622	—	142	—	622	142	765	128	—	08/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	34,862	6,447	(9,600)	3,878	31,709	35,587	7,464	—	06/08	40 years
Thermalloy, Farmers Branch, TX	42	791	1,061	—		791	1,061	1,852	201	—	05/08	40 years
Total Commercial Held for Investment	$108,893	$25,693	$160,217	$44,600	$(14,900)	$25,693	$189,916	$215,609	$60,462

Land
2427 Valley View Ln, Farmers Branch, TX	—	76		—	—	76	—	76	—	—	07/12	—
Audubon, Adams County, MS	—	519	—	297	—	815	—	815	—	—	03/07	—
Bonneau Land, Farmers Branch, TX	—	1,309	—	—	—	1,309	—	1,309	—	—	12/14	—
Cooks Lane, Fort Worth, TX	604	1,094	—	—	—	1,094	—	1,094	—	—	06/04	—
Dedeaux, Gulfport, MS	—	1,612	—	46	(38)	1,620	—	1,620	—	—	10/06	—
Denham Springs, Denham Springs, LA	234	339	—	—	—	339	—	339	—	—	08/08	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	07/98	—
GNB Land, Farmers Branch, TX	8,695	4,385	—	32	—	4,418	—	4,418	—	—	07/06	—
Hollywood Casino Land Tract II, Farmers Branch, TX	2,814	3,192	—	1,024	—	4,217	—	4,217	—	—	03/08	—
Lacy Longhorn Land, Farmers Branch, TX	—	1,169	—	(760)	—	408	—	408	—	—	06/04	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	84	—	84	—	—	03/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	01/04	—
Luna Ventures, Farmers Branch TX	—	2,934	—	—	—	2,934	—	2,934	—	—	04/08	—
Mandahl Bay Land	—	667	—	—	—	667		667	—	—	01/05	—
Manhattan Land, Farmers Branch, TX	—	4,799	—	5,703	—	10,502	—	10,502	—	—	02/00	—
McKinney 36, Collin County, TX	1,523	1,564	—	123	(46)	1,641	—	1,641	—	—	01/98	—
McKinney Ranch Land, McKinney, TX	—	8,537	—	271	(1,363)	7,445	—	7,445	—	—	12/05	—
Meloy/Portage Land, Kent OH	1,160	5,119	—	—	(1,069)	4,050	—	4,050	—	—	02/04	—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	04/13	—
Mira Lago, Farmers Branch, TX	—	59	—	8	—	68	—	68	—	—	05/01	—
Nakash, Malden, MO	—	113	—	(10)	—	103	—	103	—	—	01/93	—
Nashville, Nashville, TN	—	1,256	—	(271)	—	986	—	986	—	—	06/02	—
Nicholson Croslin, Dallas, TX	—	184	—	(118)	—	66	—	66	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	(51)	—	29	—	29	—	—	10/98	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,808	—	1,808	—	—	10/07	—
Senlac Land Tract II, Farmers Branch, TX	—	656	—	—	—	656	—	656	—	—	08/05	—
Sugar Mill Land, Baton Rouge, LA	178	445	—	242	—	687	—	687	—	—	08/13	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,500	—	1,500	—	—	12/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	—	—	—	1,030	—	1,030	—	—	08/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	08/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03/04	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	—	1,173	—	(945)	—	228	—	228	—	—	08/08	—
Waco Swanson, Waco, TX	—	173	—	—	—	173	—	173	—	—	08/06	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01/95	—
Windmill Farms Land, Kaufman County, TX	26,732	50,428	—	17,192	(21,009)	46,611	—	46,611	—	—	11/11	—
Total Land Held for Investment	$42,698	$98,377	$—	$23,176	$(23,763)	$97,790	$—	$97,790	$—

Schedule III

AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	130,170	—		—		—	—	—	—	—	—	—
ARI - Corporate	13,064	—	—	—		—	—	—	—	—	—	—
Total Corporate Debt	$143,234	—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Investment/Corporate Debt	$813,462	$178,001	$729,492	$88,740	$(41,843)	$177,414	$776,976	$954,391	$150,038

Properties Held for Sale
Commercial
Dunes Plaza, Michigan City, IN	376	—	—	—	—	—	—	—	—	1978	03/92	40 years
Total Commercial Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Properties Subject to Sales Contract Apartments

						—	—	—
Total Apartments Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial

				—				—		—
Total Commercial Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land
Dominion Tract, Dallas, TX	$3,419	$2,440	$—	$(304)	(133)	$2,003	$—	$2,003	$—	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	1,502	3,350	—	(866)	(176)	$2,308	—	$2,308	—	—	06/02	—
LaDue Land, Farmers Branch, TX	—	1,845	—	—	—	$1,845	—	$1,845	—	—	07/98	—
Three Hickory Land, Farmers Branch, TX	—	1,202	—	—	—	$1,202	—	$1,202	—	—	03/14	—
Travelers Land, Farmers Branch, TX	—	21,511	—	4	—	$21,515	—	$21,515	—	—	11/06	—
Travelers Land, Farmers Branch, TX	—	6,891	—	(4,978)	—	$1,913	—	$1,913	—	—	11/06	—
Valwood Land, Farmers Branch, TX	—	3,332	—	—	—	$3,332	—	$3,332	—		03/14
Walker Land, Dallas County, TX	—	19,167	—	(5,993)	—	$13,174	—	$13,174	—	—	09/06	—
Whorton Land, Bentonville, AR	1,032	4,291	—	568	(2,997)	$1,862	—	$1,862	—	—	06/05	—
Total Land Subject to Sales Contract	$5,953	$64,028	$—	$(11,568)	$(3,305)	$49,155	$—	$49,155	$—

Total Properties Subject to Sales Contract	$5,953	$64,028	$—	$(11,568)	$(3,305)	$49,155	$—	$49,155	$—

Land Sold
Pioneer Crossing Tract I, Austin, TX	$1,744
Red Cross Land	$(25)	$—	$—	$—	—	$—	$—	$—	$—	—	—	—
Total Land Subject to Sales Contract	$1,719	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

TOTAL: Real Estate	$821,510	$242,029	$729,492	$77,172	$(45,149)	$226,569	$776,976	$1,003,545	$150,038

SCHEDULE II

(Continued)

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31,

	2015	2014	2013
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$831,540	$848,062	$1,111,299
Additions
Acquisitions, improvements and construction	216,090	75,945	(22,346)
Deductions
Sale of real estate	(38,785)	(92,467)	(229,661)
Asset impairments	(5,300)	—	(11,230)
Balance at December 31,	$1,003,545	$831,540	$848,062

Reconciliation of Accumulated Depreciation
Balance at January 1,	$131,777	$147,768	$180,866
Additions
Depreciation	20,386	18,077	21,816
Deductions
Sale of real estate	(2,125)	(34,068)	(54,914)
Balance at December 31,	$150,038	$131,777	$147,768

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS

December 31, 2015

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Christine Tunney	10.00%	09/17	Interest only paid quarterly.	—	49	48	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Compton Partners	10.00%	09/17	Interest only paid quarterly.	—	289	289	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
David Monier	10.00%	09/17	Interest only paid quarterly.	—	97	97	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Earl Samson III	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Edward Samson III	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
H198, LLC	12.00%	01/20			5,907	5,907
Las Vegas Land
Hammon Operating Corporation	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Harold Wolfe	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Herrick Partners	10.00%	09/17	Interest only paid quarterly.	—	91	91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Mary Anna MacLean	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michael Monier	10.00%	09/17	Interest only paid quarterly.	—	304	304	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michale Witte	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Palmer Brown Madden	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Richard Schmaltz	10.00%	09/17	Interest only paid quarterly.	—	203	203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Robert Baylis	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Sherman Bull	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney,LLC)	12.00%	12/32	Excess cash flow	12,663	2,469	2,097	—
100% Interest in UH of Mckinney, LLC
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS

December 31, 2015

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood,LLC)	12.00%	12/32	Excess cash flow	22,227	5,462	5,059	—
100% Interest in UH of Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington,LLC)	12.00%	12/32	Excess cash flow	18,723	4,310	3,933	—
100% Interest in UH of Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC)	12.00%	12/32	Excess cash flow	15,756	8,836	6,368	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble,LLC)	12.00%	12/32	Excess cash flow	15,965	2,959	2,732	—
100% Interest in HFS of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	13,621	9,216	7,293	—
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	12/32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12.00%	12/32	Excess cash flow	11,544	2,772	2,272	—
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock I)	12.00%	12/32	Excess cash flow	15,640	2,794	2,485	—
100% Interest in UH of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock II)	12.00%	12/32	Excess cash flow	14,026	2,843	2,555	—
100% Interest in UH of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	22,984	12,663	9,303	—
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	12,761	7,966	—
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)	12.00%	12/32	Excess cash flow	21,712	4,245	3,815	—
100% Interest in UH of Harvest Hill III, LLC
William H. Ingram	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William S. Urkiel	10.00%	09/17	Interest only paid quarterly.	—	97	97	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.							—
Willingham Revocable Trust	10.00%	09/17	Interest only paid quarterly.	—	96	96	—

Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Various related party notes	various	various	Excess cash flow		1,349	1,349
Various non-related party notes	various	various		—	496	496	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS

December 31, 2015

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
							—
Leman Development, Ltd. (1)	0.00%	N/A		—	1,500	1,500	—
One Realco Corporation (1)	3.00%	01/17	Interest and principal due at maturity.	—	10,000	7,000	—
Realty Advisors Management, Inc.	2.28%	12/16	Interest only paid quarterly.	—	20,387	20,387	—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC)	12.00%	12/32	Excess cash flow	15,965	2,189	2,000	—
Unified Housing Foundation, Inc.	12.00%	12/15	Excess cash flow		2,665	2,665	—
Unified Housing Foundation, Inc.	12.00%	12/16	Excess cash flow		3,657	3,657	—
Unified Housing Foundation, Inc.	12.00%	12/17	Excess cash flow		1,207	1,207	—
Unified Housing Foundation, Inc.	12.00%	06/17	Excess cash flow		1,261	1,261	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow		3,994	3,994
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow		6,407	6,407
Various related party notes	various	various	Excess cash flow	—	1,420	1,420	—
Various non-related party notes	various	various			503	503
						$129,059
				Accrued interest		8,221
				Allowance for estimated losses		(17,037)
						$120,243

(1) Fully reserved

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS

As of December 31,

	2015	2014	2013
	(dollars in thousands)

Balance at January 1,	$152,645	$156,415	$125,173
Additions
New mortgage loans	18,055	32,380	—
Funding of existing loans	—	—	22,445
Increase (decrease) of interest receivable on mortgage loans	11,130	(10,097)	13,267
Deductions
Amounts received	(16,486)	(25,492)	(3,327)
Non-cash reductions	(28,064)	(561)	(1,143)

Balance at December 31,	$137,280	$152,645	$156,415

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER: Age 65, Director (Affiliated) (since July 2003) and Chairman of the Board since May 2009.

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

ROBERT A. JAKUSZEWSKI: Age 53, Director (Independent) (since November 2005).

Mr. Jakuszewski is currently (since April 2015) a Territory Manager for Artesa Labs; he was a Medical Specialist (from January 2014 to April 2015) for VAYA Pharma, Inc.; Senior Medical Liaison (January 2013 to July 2013) for Vein Clinics of America, and Vice President of Sales and Marketing (September 1998 to December 2012) of New Horizon Communications, Inc. Mr. Jakuszewski has been a Director of the Company since his election on November 22, 2005. He is also a director of TCI (since November 2005) and a Director of IOT (since March 2004).

SHARON HUNT, Age 73, Director (Independent) (since October 2011).

Ms. Hunt is a licensed Realtor in Arkansas with Keystone Realty. Ms. Hunt has been a Director of the Company since her election on October 25, 2011 and previously (February 2004 to January 2011). She is also a Director of TCI (since October 2011) and previously (February 2004 to January 2011), and a Director of IOT (since October, 2011).

TED R. MUNSELLE: Age 60, Director (Independent) (since February 2004).

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

Board Meetings and Committees

The Board of Directors held five meetings during 2015. For such year, no incumbent Director attended fewer than 100% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski and Munselle (Chairman) and Ms. Hunt. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2015.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), and Munselle and Ms. Hunt. The Governance and Nominating Committee met two times during 2015.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Ms. Hunt (Chairman) and Messrs. Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2015.

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

Following the annual meeting of stockholders held December 2015 for the fiscal year ended December 31, 2014, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held following the fiscal year ended December 31, 2015.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in February 2015, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their related parties and members of ARL’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

DANIEL J. MOOS, 65

President (since April 2007) and Chief Executive Officer (since March 2010) of the Company, ARL, IOT, Prime Income Asset Management Inc (March 2007 to April 2011) and Pillar (since April, 2011).

GENE S. BERTCHER, 67

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

LOUIS J. CORNA, 68

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

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the ARL stockholders; contains a broad standard governing Pillar’s liability for losses incurred by ARL; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, ARL and other entities it advises. Pillar is a company of which Messrs. Moos, Bertcher and Corna serve as executive officers.

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

Pillar may assign the Advisory Agreement only with the prior consent of ARL.

The principal executive officers and directors of Pillar are set forth below:

Name	Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel
Mickey N. Phillips	Director
Ryan T. Phillips	Director

Property Management

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

The only remuneration paid by ARL is to those directors who are not officers or employees of Pillar or its related companies. The Independent Directors (1) review the business plan of ARL to determine that it is in the best interest of ARL’s stockholders, (2) review the advisory contract, (3) supervise the performance of the advisor and review the reasonableness of the compensation paid to the advisor in terms of the nature and quality of services performed, (4) review the reasonableness of the total fees and expenses of ARL and (5) select, when necessary, a qualified independent real estate appraiser to appraise properties acquired.

Effective February 2011 each non-affiliated Director is entitled to receive an annual retainer of $20,000, with the Chairman of the Audit Committee to receive a one-time annual fee of $500. Directors who are also employees of the Company or its advisor receive no additional compensation for service as a Director.

During 2015, $60,500 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Sharon Hunt, $20,000, Robert A. Jakuszewski, $20,000, and Ted R. Munselle, $20,500.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 regarding compensation plans under which equity securities of ARL are authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 18, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

Prime Stock Holdings, Inc.	1,459,828	(1)	9.41%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	13,292,037	(1)(2)(3)	85.68%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors LLC	9,303,066	(1)(2)	59.96%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Ryan T. Phillips	13,319,639	(1)(2)(3)	85.85%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 15,514,360 shares outstanding as of March 18, 2016.

(1)	Includes 1,459,828 shares owned by Prime Stock Holdings, Inc. (PSH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”), over which each of the directors of PSH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of PSH. The directors of PSH disclaim beneficial ownership of such.

(2)	Includes 7,843,238 shares owned directly by RALLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC. The managers of RALLC disclaim beneficial ownership of such shares.

(3)	Includes 3,988,971 shares owned directly by Realty Advisors, Inc. (“RAI”) over which each of the directors and officers of RAI may be deemed beneficial owners, all of which disclaim beneficial ownership.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 18, 2016.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **
Gene S. Bertcher	13,521,251	(1)(2)(3)(4)	87.15%
Henry A. Butler	229,214	(3)	1.48%
Louis J. Corna	13,521,251	(1)(2)(3)(4)	87.15%
Robert A. Jakuszewski	229,214	(3)	1.48%
Daniel J. Moos	13,526,251	(1)(2)(3)(4)(5)	87.19%
Ted R. Munselle	229,214	(3)	1.48%
Sharon Hunt	229,214	(3)	1.48%
All Directors and Executive Officers as a group (7 persons)	13,526,251	(1)(2)(3)(4)(5)	87.19%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.

**	Percentages are based upon 15,514,360 shares outstanding as of March 18, 2016.

(1)	Includes 7,843,238 shares owned direct by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC; the managers and executive officers of RALLC disclaim beneficial ownership of such shares. Also includes 3,988,971 shares owned direct by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions; the executive officers of RAI disclaim beneficial ownership of such shares.

(2)	Includes 1,459,828 shares owned by (PSH), over which the executive officers of PSH may be deemed the beneficial owners by virtue of their positions as executive officers of PSH; the executive officers of PSH disclaim beneficial ownership of such shares.

(3)	Includes 229,214 shares owned by Transcontinental Realty Investors, Inc. (“TCI”), over which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of TCI; the directors and executive officers of TCI disclaim beneficial ownership of such shares.

(4)	Includes 3,988,971 shares owned by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions as executive of RAI; the executive officers of RAI disclaim beneficial ownership of such shares.

(5)	Daniel J. Moos owns directly 5,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2015, ARL owned approximately 80.9% of TCI’s outstanding common stock and through its interest in TCI approximately 81.1% of IOT’s outstanding common stock.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

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

TCI is the primary guarantor, on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2015 UHF was in compliance with the covenants to the loan agreement.

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

In 2015, the Company paid advisory fees of $9.8 million, net income fees of $0.5 million, mortgage brokerage and equity refinancing fees of $1.6 million, cost reimbursements of $3.7 million and received interest of $1.2 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.7 million to Regis in 2015.

As of December 31, 2015, the Company had notes and interest receivables, net of allowances, of $102.5 million and $7.9 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $10.9 million, originated $11.6 million, received principal payments of $4.7 million and received interest payments of $11.8 million from these related party notes receivables.

Below are transactions that involve a related party:

As of December 31, 2015, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $0.7 million in 2015, $0.7 million in 2014, and $0.7 million in 2013 from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2015, Pillar owes ARL $28.1 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2015 and 2014 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P., BDO Seidman, LLP and Swalm & Associates, PC:

	2015					2014
Type of Fee	Farmer, Fuqua & Huff		BDO Seidman	Swalm & Associates		Farmer, Fuqua & Huff		BDO Seidman	Swalm & Associates
Audit Fees	$821,100	(1)	$—	$54,263	(3)	$801,219	(4)	$—	$54,356	(6)
Tax Fees	83,708	(2)	8,890	—		61,075	(5)	10,250	—

Total	$904,808		$8,890	$54,263		$862,294		$10,250	$54,356

(1)	Includes $552,663 TCI

(2)	Includes $50,141 TCI

(3)	All IOT

(4)	Includes $591,118 TCI

(5)	Includes $39,383 TCI

(6)	All IOT

The audit fees for 2015 and 2014 were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2015 and 2014 were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARL’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2015 and 2014 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2015 and 2014

Consolidated Statements of Operations—Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows—Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8. of Transcontinental Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

(b)	Exhibits.

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description

3.1	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

Exhibit Number	Description
4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016

American Realty Investors, Inc.

By:	/s/ Gene S. Bertcher
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. Butler	Chairman of the Board and Director	March 30, 2016
Henry A. Butler

/s ROBERT A. JAKUSZEWSKI	Director	March 30, 2016
Robert A. Jakuszewski

/s/ SHARON HUNT	Director	March 30, 2016
Sharon Hunt

/s/ Ted R. Munselle	Director	March 30, 2016
Ted R. Munselle

/s/ Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Daniel J. Moos

/s/ Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Gene S. Bertcher

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2015

3.1	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1 *	Subsidiaries of the Registrant.

31.1 *	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2 *	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

