Form 10-Q
period 2016-03-31
AMERICAN REALTY INVESTORS INC
filed 2016-05-13
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes       ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at May 5, 2016)

 AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
	(dollars in thousands, except share and par value amounts)

Assets
Real estate, at cost	$961,548	$954,390
Real estate subject to sales contracts at cost, net of depreciation	49,155	49,155
Less accumulated depreciation	(155,332)	(150,038)
Total real estate	855,371	853,507
Notes and interest receivable
Performing (including $120,370 in 2016 and $125,915 in 2015 from related parties)	133,274	137,280
Less allowance for doubtful accounts (including $15,537 in 2016 and 2015 from related parties)	(17,037)	(17,037)
Total notes and interest receivable	116,237	120,243
Cash and cash equivalents	10,239	15,232
Restricted cash	30,664	45,711
Investments in unconsolidated subsidiaries and investees	5,739	8,365
Receivable from related party	32,397	28,147
Other assets	56,620	46,163
Total assets	$1,107,267	$1,117,368

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$801,905	$797,962
Notes related to subject to sales contracts	376	376
Notes related to assets subject to sales contract	6,220	6,422
Payable to related parties		—
Deferred revenue (including $70,902 in 2016 and $70,892 in 2015 from sales to related parties)	91,347	91,336
Accounts payable and other liabilities (including $10,112 in 2016 and $10,013 in 2015 to related parties)	34,762	44,383
	934,610	940,479
Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 shares in 2016 and 2015 (liquidation preference $10 per share), including 900,000 shares in 2016 and 2015 held by ARL or subsidiaries.	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 and 14,443,404 shares; outstanding 15,514,360 and 14,027,619 shares in 2016 and 2015, respectively; including 140,000 shares held by TCI (consolidated) in 2016 and 2015.	156	156
Treasury stock at cost; 415,785 shares in 2016 and 2015, and 140,000 shares held by TCI (consolidated) as of 2016 and 2015	(6,395)	(6,395)
Paid-in capital	109,364	109,861
Retained earnings	13,925	17,130
Total American Realty Investors, Inc. shareholders’ equity	119,255	122,957
Non-controlling interest	53,402	53,932
Total shareholders’ equity	172,657	176,889
Total liabilities and shareholders’ equity	$1,107,267	$1,117,368

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $173 and $170 for the three months ended 2016 and 2015, respectively, from related parties)	$29,205	$23,156

Expenses:
Property operating expenses (including $210 and $162 for the three months ended 2016 and 2015, respectively, from related parties)	15,216	11,668
Depreciation and amortization	5,830	4,704
General and administrative (including $918 and $1,007 for the three months ended 2016 and 2015, respectively, from related parties)	2,025	2,201
Net income fee to related party	72	290
Advisory fee to related party	2,738	2,292
Total operating expenses	25,881	21,155
Net operating income (loss)	3,324	2,001

Other income (expenses):

Interest income (including $4,528 and $4,897 for the three months ended 2016 and 2015, respectively, from related parties)	5,291	5,237
Other income (expense)	298	4,097
Mortgage and loan interest (including $1,092 and $864 for the three months ended 2016 and 2015, respectively, from related parties)	(13,525)	(9,794)
Loan charges and prepayment penalties	(689)	(1,850)
Earnings (loss) from unconsolidated subsidiaries and investees	155	45
Litigation settlement (expense)	—	(73)
Total other expenses	(8,470)	(2,338)

Loss before gain on land sales, non-controlling interest, and taxes	(5,146)	(337)
Gain (loss) on sale of income producing properties	(244)	—
Gain (loss) on land sales	1,652	2,876
Net income (loss) from continuing operations before taxes	(3,738)	2,539
Income tax benefit (expense)	1	103
Net income (loss) from continuing operations	(3,737)	2,642
Discontinued operations:
Net income (loss) from discontinued operations	3	293
Income tax benefit (expense) from discontinued operations	(1)	(103)
Net income (loss) from discontinued operations	2	190
Net income (loss)	(3,735)	2,832
Net income (loss) attributable to non-controlling interest	530	508
Net income (loss) attributable to American Realty Investors, Inc.	(3,205)	3,340
Preferred dividend requirement	(497)	(390)
Net income (loss) applicable to common shares	$(3,702)	$2,950
Earnings per share - basic
Net income (loss) from continuing operations	$(0.24)	$0.16
Net income (loss) from discontinued operations	—	0.01
Net income (loss) applicable to common shares	$(0.24)	$0.17
Earnings per share - diluted
Net income (loss) from continuing operations	$(0.24)	$0.16
Net income (loss) from discontinued operations	—	0.01
Net income (loss) applicable to common shares	$(0.24)	$0.17

Weighted average common shares used in computing earnings per share	15,514,360	14,027,619
Weighted average common shares used in computing diluted earnings per share	15,514,360	17,426,707

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$(3,207)	$3,150
Net income (loss) from discontinued operations	2	190
Net income (loss) applicable to American Realty Investors, Inc.	$(3,205)	$3,340

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2015	$176,889	$(56,327)	$2,205	15,930,145	$156	$(6,395)	$109,861	$17,130	$53,932
Net income (loss)	(3,735)	(3,735)	—	—	—	—	—	(3,205)	(530)
Series A preferred stock dividend ($1.00 per share)	(497)	—	—	—	—	—	(497)	—	—
Balance, March 31, 2016	$172,657	$(60,062)	$2,205	15,930,145	$156	$(6,395)	$109,364	$13,925	$53,402

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)

Net income (loss)	$(3,735)	$2,832
Other comprehensive income (loss)	—	—
Total comprehensive income (loss)	(3,735)	2,832
Comprehensive income (loss) attributable to non-controlling interest	530	508
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(3,205)	$3,340

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(3,735)	$2,832
Adjustments to reconcile net income applicable to common shares to net cash flow from operating activities:
Gain on sale of land	(1,652)	(2,876)
Loss on sale of income-producing properties	244	—
Depreciation and amortization	5,294	4,704
Amortization of deferred borrowing costs	1,427	602
Earnings from unconsolidated subsidiaries and investees	(155)	(45)
Decrease (increase) in assets:
Accrued interest receivable	2,435	2,276
Other assets	1,965	1,835
Prepaid expense	(11,618)	(1,099)
Escrow	15,698	12,931
Earnest money	(1,454)	(1,720)
Rent receivables	—	(539)
Related party receivables	(4,249)	16,005
Increase (decrease) in liabilities:
Accrued interest payable	(443)	60
Payable to related parties	—	(4,065)
Other liabilities	(9,611)	—
Net cash used in operating activities	(5,854)	30,901

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,720	338
Origination or advances of notes receivable	(1,150)	(6,411)
Proceeds from sale of income-producing properties	1,608	—
Proceeds from sale of land	3,412	6,849
Investment in unconsolidated real estate entities	2,781	(138)
Improvement of land held for development	(947)	(984)
Improvement of income-producing properties	(1,427)	(3,457)
Assumption of non-controlling interest	—	(336)
Construction and development of new properties	(8,395)	(785)
Net cash provided by (used in) investing activities	(1,398)	(4,924)

Cash Flow From Financing Activities:
Proceeds from notes payable	43,487	11,488
Recurring amortization of principal on notes payable	(3,036)	(4,324)
Payments on maturing notes payable	(37,024)	(25,026)
Deferred financing costs	(671)	(335)
Preferred stock dividends - Series A	(497)	(390)
Net cash provided by (used in) financing activities	2,259	(18,576)

Net increase (decrease) in cash and cash equivalents	(4,993)	7,401
Cash and cash equivalents, beginning of period	15,232	12,299
Cash and cash equivalents, end of period	$10,239	$19,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,918	$9,193

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

Properties

We own or had interests in a total property portfolio of 57 income-producing properties as of March 31, 2016. The properties consisted of:

•	Eight commercial properties consisting of five office buildings and three retail centers comprising in aggregate approximately 2.0 million rentable square feet;

•	A golf course comprising approximately 96 acres

•	48 apartment communities totaling 7,983 units, excluding apartments being developed; and

•	3,771 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At March 31, 2016, we had three apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2015 was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain 2015 Consolidated Financial Statement amounts have been reclassified to conform to the 2016 presentation.

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

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases was issued. This new guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2016 (dollars in thousands):

Apartments	$622,761
Apartments under construction	26,625
Commercial properties	215,184
Land held for development	96,978
Land subject to sales contract	49,155
Total real estate	$1,010,703
Less accumulated depreciation	(155,332)
Total real estate, net of depreciation	$855,371

The highlights of our significant real estate transactions for the three months ended March 31, 2016 are listed below:

Purchases

For the three months ended March 31, 2016, the Company did not acquire any income-producing properties.

Sales

For the three months ended March 31, 2016, TCI sold approximately 40.9 acres of land, located in Texas, to independent third parties, for a total sales price of $4.2 million. TCI recorded a gain of approximately $1.7 million from the sales.

In addition, TCI sold one industrial warehouse, located in Texas, consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas. In addition, TCI, IOT and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be complete when the final use of the land, certain development commitments are completed and the note is collected. The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $16.1 million was paid off. Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition is met.

As of March 31, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2016, we have expended $8.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.5 million of interest costs.

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

Borrower	Maturity Date	Interest Rate	Amount	Collateral

Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	1,150	Secured
Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,100	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	2,657	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	2,514	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	1,420	Various unsecured interests
Other non-related party notes	Various	Various	3,166	Various secured interests
Other non-related party notes	Various	Various	195	Various unsecured interests
Accrued interest			5,786
Total			$133,274
Allowance for doubtful accounts			(17,037)
Total			$116,237

(1) Related party notes

(2) An allowance was taken for estimated losses at full value of note

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $116.2 million. We recognized interest income of $3.0 million related to these notes receivables.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	March 31, 2016	March 31, 2015
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of March 31,	2016	2015
Real estate, net of accumulated depreciation	$13,620	$1,981
Notes receivable	8,657	7,528
Other assets	29,494	29,163
Notes payable	(10,555)	(10,132)
Other liabilities	(5,146)	(6,182)
Shareholders’ equity	(36,071)	(32,358)

For the Three Months Ended March 31,	2016	2015
Revenue	$13,414	$12,790
Depreciation	(288)	(288)
Operating expenses	(12,235)	(11,598)
Interest expense	(205)	(201)
Net income (loss)	$687	$703

Company’s proportionate share of income (loss)	$137	$141

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$522,885	$1,563	$524,448
Commercial	109,707	505	110,212
Land	42,727	(187)	42,540
Real estate held for sale	376	—	376
Real estate subject to sales contract	5,750	470	6,220
Mezzanine financing	122,900	(201)	122,699
Other	20,594	726	21,320
Total	$824,939	$2,876	$827,815

Unamortized deferred borrowing costs	(19,314)	—	(19,314)
Total	$805,625	$2,876	$808,501

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

During the year the Company refinanced or modified two loans with a total principal balance of $37.2 million. The refinancing resulted in lower interest rates and the extension of the term of the loan. The transactions provide for lower monthly payments over the term of loans.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $5.1 million in construction loans during the three months ended March 31, 2016.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2016 (dollars in thousands):

Pillar
Related party receivable, December 31, 2015	$28,147
Cash transfers	9,986
Advisory fees	(2,738)
Net income fee	(72)
Fees and commissions	(266)
Cost reimbursements	(876)
Interest income	442
Expenses paid by Advisor	(3,481)
Financing (mortgage payments)	1,255
Related party receivable, March 31, 2016	$32,397

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

NOTE 7. OPERATING SEGMENTS

Our segments are based on our method of internal reporting which classifies our operations by property type. Our property types are grouped into commercial properties, apartments, land and other operating segments. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their net operating income and cash flow.

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2016 and 2015, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended March 31, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,890	$21,315	$—	$—	$29,205
Property operating expenses	(5,095)	(9,394)	(747)	20	(15,216)
Depreciation	(2,314)	(3,534)		18	(5,830)
Mortgage and loan interest	(1,974)	(5,502)	(312)	(5,737)	(13,525)
Loan charges and prepayment penalties	—	(655)	—	(34)	(689)
Interest income	—	—	—	5,291	5,291
Gain (loss) on sale of income producing properties	(244)	—	—	—	(244)
Gain (loss) on land sales	—	—	1,652	—	1,652
Segment operating income (loss)	$(1,737)	$2,230	$593	$(442)	$644
Capital expenditures	1,401	—	770	—	2,171
Real estate assets	152,945	556,294	146,132	—	855,371

Property Sales
Sales price	$1,500	$—	$4,180	$—	$5,680
Cost of sale	(1,744)	—	(2,528)	—	(4,272)
Recognized prior deferred gain	—	—	—	—	—
Gain (loss) on sale	$(244)	$—	$1,652	$—	$1,408

For the Three Months Ended March 31, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,091	$16,019	$—	$46	$23,156
Property operating expenses	(4,267)	(7,042)	(349)	(10)	(11,668)
Depreciation	(1,927)	(2,795)	—	18	(4,704)
Mortgage and loan interest	(1,616)	(4,333)	(1,116)	(2,729)	(9,794)
Loan charges and prepayment penalties	—	(1,850)	—	—	(1,850)
Interest income	—	—	—	5,237	5,237
Gain (loss) on land sales	—	—	2,876	—	2,876
Segment operating income (loss)	$(719)	$(1)	$1,411	$2,562	$3,253
Capital expenditures	3,192	257	826	—	4,275
Real estate assets	143,686	387,847	165,073	—	696,606

Property Sales
Sales price	$—	$—	$7,257	$—	$7,257
Cost of sale	—	—	(4,381)	—	(4,381)
Gain (loss) on sale	$—	$—	$2,876	$—	$2,876

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Segment operating income (loss)	$644	$3,253
Other non-segment items of income (expense)
General and administrative	(2,025)	(2,201)
Net income fee to related party	(72)	(290)
Advisory fee to related party	(2,738)	(2,292)
Other income	298	4,097
Earnings from unconsolidated investees	155	45
Litigation settlement	—	(73)
Income tax benefit	1	103
Net income (loss) from continuing operations	$(3,737)	$2,642

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2016	2015
Segment assets	$855,371	$696,606
Investments in unconsolidated investees	5,739	4,462
Notes and interest receivable	116,237	138,163
Other assets	129,920	106,457
Total assets	$1,107,267	$945,688

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

There were no sales of income-producing properties in the first three months of 2016 that meet the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental and other property revenues	$—	$15
	—	15
Expenses:
Property operating expenses	(3)	(374)
General and administrative	—	95
Total operating expenses	(3)	(279)
Other income (expense):
Mortgage and loan interest	—	(1)
Total other income (expenses)	—	(1)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	3	293
Income tax benefit (expense)	(1)	(103)
Income from discontinued operations	$2	$190

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

Liquidity. Management believes that ARL will generate excess cash flow from property operations in 2016; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees. The Company is the primary guarantor on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2016 UHF was in compliance with the covenants to the loan agreement.

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

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic $0.256 million in damages, plus pre-judgment interest of $0.192 million for a total amount of $0.448 million. The Judgment awarded ART $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amount of $24.8 million. The Judgment awarded TCI $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages are paid. Lastly, the Judgement awarded Basic, ART, and TCI $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

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

As of March 31, 2016, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are owned by ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, Realty Advisors, Inc. (“RAI”), a related party, owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares, including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of March 31, 2016 RAI owns 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $8.9 million.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 13, 2016, which is the date on which the Consolidated Financial Statements were available to be issued.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during the three months ended March 31, 2016, we sold $4.2 million of land and $1.5 million of income producing properties. As of March 31, 2016, we owned 7,983 units in 48 residential apartment communities, eight commercial properties comprising approximately 2.0 million rentable square feet and a golf course comprising approximately 96 acres. In addition, we owned 3,771 acres of land held for development.

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

The following discussion is based on our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report. The prior year’s property portfolios have been adjusted for subsequent sales. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At March 31, 2016 and 2015, we owned or had interests in a portfolio of 57 and 47 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of March 31 for the period presented. Sales subsequent to the period ended represent properties that were held as of the period end for the periods presented, but sold in a subsequent quarter. Continuing operations represents all properties that have not been reclassified to discontinued operations as of March 31, 2016 for the periods presented. The table below shows the number of income-producing properties held at the quarter ended:

	March 31,
	2016	2015
Continuing operations	57	47
Held for sale/subsequent sales	0	0
Total property portfolio	57	47

Comparison of the three months ended March 31, 2016 to the same period ended 2015:

For the three months ended March 31, 2016, we reported a net loss applicable to common shares of ($3.7) million or ($0.24) per diluted earnings per share, as compared to a net income applicable to common shares of $3.0 million or $0.17 per diluted earnings per share for the same period ended 2015. The Company is currently working on stabilizing and enhancing the value of its real estate portfolios.

Revenues

Rental and other property revenues were $29.2 million for the three months ended March 31, 2016. This represents an increase of $6.0 million, as compared to the prior period revenues of $23.2 million. This change, by segment, is an increase in the apartment portfolio of $5.2 million, and an increase in the commercial portfolio of $0.8 million. Our apartment portfolio continues to thrive in the current economic conditions with occupancies averaging over 95%. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. The increase in our apartment and commercial portfolios was mainly due to the acquisition of new properties. We are continuing to market our properties aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expense

Property operating expenses were $15.2 million for the three months ended March 31, 2016. This represents an increase of $3.5 million, as compared to the prior period operating expenses of $11.7 million. This change, by segment, is an increase in the apartment portfolio of $2.3 million, an increase in the commercial portfolio of $0.8 million, and an increase in the land portfolio of $0.4 million. The increase in property operating expenses is consistent with the acquisition of new properties.

Depreciation and amortization expense was $5.8 million for the three months ended March 31, 2016. This represents an increase of $1.1 million, as compared to the prior period expense of $4.7 million. This change by segment is an increase of $0.7 million in the apartment portfolio and an increase of $0.4 million in the commercial portfolio.

Advisory fees increased $0.4 million for the three months ended March 31, 2016 as compared to the prior period. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the weighted average of the gross asset value.

Other income (expense)

Mortgage and loan interest expense was $13.5 million for the three months ended March 31, 2016. This represents an increase of $3.7 million, as compared to the prior period expense of $9.8 million. The majority of this increase is in the apartments and other portfolios and is due to the acquisition of new apartment complexes, incurring new corporate debt obligations and the acquisition of one commercial property. This increase by segment is reflected in an increase of $0.3 million in the commercial portfolio, an increase of $1.2 million in the apartment portfolio, a decrease in the land portfolio of $0.8 million due to the transfer of mortgage obligations related to land sold, and an increase of $3.0 million in the other portfolio.

Loan charges expense was $0.7 million for the three months ended March 31, 2016. This represents a decrease of $1.2 million, as compared to the prior period expense of $1.9 million. The decrease was due to the decline of prepayment penalties related to refinances in this quarter.

Gain on land sales decreased for the three months ended March 31, 2016, as compared to the prior period. In 2016, we sold 40.9 acres of land for a sales price of $4.2 million and recorded a gain of $1.7 million. In 2015, we sold 33.4 acres of land for a sales price of $7.2 million and recorded a gain of $2.9 million.

There were no sales of income-producing properties in the first three months of 2016 that meet the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental and other property revenues	$—	$15
	—	15
Expenses:
Property operating expenses	(3)	(374)
General and administrative	—	95
Total operating expenses	(3)	(279)
Other income (expense):
Mortgage and loan interest	—	(1)
Total other income (expenses)	—	(1)

Gain (loss) from discontinued operations before gain on sale of real estate and tax	3	293
Income tax benefit (expense)	(1)	(103)
Income from discontinued operations	$2	$190

Liquidity and Capital Resources

Our principal liquidity needs are:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations including balloon payments on maturing debt;

•	fund capital expenditures, including tenant improvements and leasing costs;

•	fund development costs not covered under construction loans; and

•	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

•	property operations;

•	proceeds from land and income-producing property sales;

•	collection of mortgage notes receivable;

•	collection of receivables from related party companies;

•	refinancing of existing debt; and

•	additional borrowing, including mortgage notes, mezzanine financing and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2016	2015	Variance

Net cash used in operating activities	$(5,854)	$30,901	$(36,755)
Net cash provided by (used in) investing activities	$(1,398)	$(4,924)	$3,526
Net cash provided by (used in) financing activities	$2,259	$(18,576)	$20,835

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

Tax Matters

ARL is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between ARL, Income Opportunities Realty Investors, Inc. (“IOT”), and Transcontinental Realty Investors, Inc. (“TCI”).

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes for the first three months of 2016, taxable income in 2015 and a taxable loss in 2014; therefore, it recorded no provision for income taxes.

At March 31, 2016, ARL had a net deferred tax asset of $82.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At March 31, 2016, our exposure to a change in interest rates on our debt is as follows (dollars in thousands, except per share):

	Balance	Weighted Average Interest Rate	Effect of 1% Increase In Base Rates
Notes payable:
Variable rate	$40,776	5.66%	$408
Total decrease in ARL’s annual net income			408
Per share			$0.03

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of  3.83% at March 31, 2016.

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

PART II. OTHER INFORMATION

ITEM 5.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2016. As of March 31, 2016, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: May 13, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)