Form 10-Q
period 2016-06-30
AMERICAN REALTY INVESTORS INC
filed 2016-08-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes     ☒No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at August 5, 2016)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,012,240	$954,390
Real estate subject to sales contracts at cost, net of depreciation	49,155	49,155
Less accumulated depreciation	(159,991)	(150,038)
Total real estate	901,404	853,507
Notes and interest receivable
Performing (including $128,548 in 2016 and $125,915 in 2015 from related parties)	140,891	137,280
Less allowance for doubtful accounts (including $15,537 in 2016 and 2015 from related parties)	(17,037)	(17,037)
Total notes and interest receivable	123,854	120,243
Cash and cash equivalents	19,152	15,232
Restricted cash	30,188	45,711
Investments in unconsolidated subsidiaries and investees	5,868	8,365
Receivable from related party	6,385	28,147
Other assets	44,824	46,163
Total assets	$1,131,675	$1,117,368

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$820,921	$797,962
Notes related to subject to sales contracts	376	376
Notes related to assets subject to sales contract	6,072	6,422
Deferred revenue (including $70,915 in 2016 and $70,892 in 2015 from sales to related parties)	91,360	91,336
Accounts payable and other liabilities (including $10,112 in 2016 and $10,013 in 2015 to related parties)	36,989	44,383
	955,718	940,479

Shareholders’ equity:

Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 shares in 2016 and 2015 (liquidation preference $10 per share), including 900,000 shares in 2016 and 2015 held by ARL or subsidiaries.	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 and 14,443,404 shares; outstanding 15,514,360 and 14,027,619 shares in 2016 and 2015, respectively; including 140,000 shares held by TCI (consolidated) in 2016 and 2015.	156	156
Treasury stock at cost; 415,785 shares in 2016 and 2015, and 140,000 shares held by TCI (consolidated) as of 2016 and 2015	(6,395)	(6,395)
Paid-in capital	109,311	109,861
Retained earnings	16,414	17,130
Total American Realty Investors, Inc. shareholders’ equity	121,691	122,957
Non-controlling interest	54,266	53,932
Total shareholders’ equity	175,957	176,889
Total liabilities and shareholders’ equity	$1,131,675	$1,117,368

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share amounts)

Revenues:

Rental and other property revenues (including $174 and $173 for the three months and $347 and $343 for the six months ended 2016 and 2015, respectively, from related parties)	$30,834	$24,241	$60,039	$47,397

Expenses:
Property operating expenses (including $231 and $187 for the three months and $441 and $349 for the six months ended 2016 and 2015, respectively, from related parties)	15,191	11,301	30,407	22,969
Depreciation and amortization	5,868	5,137	11,698	9,841
General and administrative (including $942 and $912 for the three months and $1,860 and $1,920 for the six months ended 2016 and 2015, respectively, from related parties)	2,412	1,596	4,437	3,798
Net income fee to related party	54	45	126	335
Advisory fee to related party	2,687	2,309	5,425	4,601
Total operating expenses	26,212	20,388	52,093	41,544
Net operating income	4,622	3,853	7,946	5,853

Other income (expenses):
Interest income(including $4,504 and $4,246 for the three months and $10,029 and $9,113 for the six months ended 2016 and 2015, respectively, from related parties)	4,788	4,535	10,079	9,772
Other income	902	14	1,200	4,111
Mortgage and loan interest (including $1,355 and $920 for the three months and $2,447 and $1,815 for the six months ended 2016 and 2015, respectively, from related parties)	(13,975)	(9,794)	(28,189)	(21,439)
Earnings from unconsolidated subsidiaries and investees	129	151	284	196
Litigation settlement (expense)	—	(45)	—	(117)
Total other expenses	(8,156)	(5,139)	(16,626)	(7,477)
Loss before gains on sale of income producing properties and land, non-controlling interest, and taxes	(3,534)	(1,286)	(8,680)	(1,624)
Gain on sale of income producing properties	5,168	—	4,925	—
Gain on land sales	1,719	3,027	3,370	5,903
Net income (loss) from continuing operations before taxes	3,353	1,741	(385)	4,279
Income tax benefit (expense)	—	(12)	1	91
Net income (loss) from continuing operations	3,353	1,729	(384)	4,370
Discontinued operations:
Net income (loss) from discontinued operations	—	(34)	3	260
Income tax benefit (expense) from discontinued operations	—	12	(1)	(91)
Net income (loss) from discontinued operations	—	(22)	2	169
Net income (loss)	3,353	1,707	(382)	4,539
Net income attributable to non-controlling interest	(864)	(540)	(334)	(32)
Net income (loss) attributable to American Realty Investors, Inc.	2,489	1,167	(716)	4,507
Preferred dividend requirement	(53)	(275)	(550)	(665)
Net income (loss) applicable to common shares	$2,436	$892	$(1,266)	$3,842

Earnings per share - basic
Net income (loss) from continuing operations	$0.16	$0.06	$(0.08)	$0.25
Net income from discontinued operations	—	—	—	0.01
Net income applicable to common shares	$0.16	$0.06	$(0.08)	$0.26

Earnings per share - diluted
Net income (loss) from continuing operations	$0.16	$0.05	$(0.08)	$0.21
Net income (loss) from discontinued operations	—	—	—	0.01
Net income applicable to common shares	$0.16	$0.05	$(0.08)	$0.22

Weighted average common shares used in computing earnings per share	15,514,360	15,367,320	15,514,360	14,701,170
Weighted average common shares used in computing diluted earnings per share	15,514,360	17,844,339	15,514,360	17,178,190

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$2,489	$1,189	$(718)	$4,338
Net income (loss) from discontinued operations	—	(22)	2	169
Net income applicable to American Realty Investors, Inc.	$2,489	$1,167	$(716)	$4,507

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2016
(unaudited, dollars in thousands, except share amounts)

	Total		Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Comprehensive Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2015	$176,889	$(56,327)	$2,205	15,930,145	$156	$(6,395)	$109,861	$17,130	$53,932
Net income (loss)	(382)	(382)	—	—	—	—	—	(716)	334
Series A preferred stock dividend ($1.00 per share)	(550)	—	—	—	—	—	(550)	—	—
Balance, June 30, 2016	$175,957	$(56,709)	$2,205	15,930,145	$156	$(6,395)	$109,311	$16,414	$54,266

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)

Net income (loss)	$(382)	$4,539
Other comprehensive income (loss)	—	—
Total comprehensive income (loss)	(382)	4,539
Comprehensive income attributable to non-controlling interest	(334)	(32)
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(716)	$4,507

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	TO BE UPDATED
	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income	$(382)	$4,539
Adjustments to reconcile net income applicable to common
shares to net cash flow from operating activities:
Gain on sale of land	(3,370)	(5,903)
Gain on sale of income-producing properties	(4,925)	—
Depreciation and amortization	10,635	9,841
Amortization of deferred borrowing costs	2,303	969
Earnings from unconsolidated subsidiaries and investees	(284)	(196)
Decrease (increase) in assets:
Accrued interest receivable	(549)	238
Other assets	2,016	2,647
Prepaid expense	(716)	(8,663)
Escrow	16,105	(3,742)
Earnest money	(259)	(1,395)
Rent receivables	—	(935)
Related party receivables	21,762	(15,946)
Increase (decrease) in liabilities:
Accrued interest payable	(554)	550
Other liabilities	(7,370)	(8,569)
Net cash provided by (used in) operating activities	34,412	(26,565)

Cash Flow From Investing Activities:
Proceeds from notes receivable	3,788	16,398
Origination or advances of notes receivable	(6,850)	(7,655)
Acquisition of income producing properties	(33,857)	(105,729)
Proceeds from sale of income-producing properties	9,377	—
Proceeds from sale of land	6,347	9,675
Investment in unconsolidated real estate entities	2,497	3,176
Improvement of land held for development	(1,722)	(1,469)
Improvement of income-producing properties	(2,416)	(6,542)
Assumption of non-controlling interest	—	(336)
Construction and development of new properties	(27,966)	(3,176)
Net cash used in investing activities	(50,802)	(95,658)

Cash Flow From Financing Activities:
Proceeds from notes payable	78,487	203,270
Recurring amortization of principal on notes payable	(7,250)	(17,316)
Debt assumption by buyer, part of seller proceeds	—	(17,016)
Payments on maturing notes payable	(49,094)	(33,860)
Deferred financing costs	(1,283)	(7,651)
Contributions from non-controlling interests	—	11
Preferred stock dividends - Series A	(550)	(665)
Conversion of preferred stock into common stock	—	2,308
Net cash provided by financing activities	20,310	129,081

Net increase (decrease) in cash and cash equivalents	3,920	6,858
Cash and cash equivalents, beginning of period	15,232	12,299
Cash and cash equivalents, end of period	$19,152	$19,157

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,124	$19,755

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

Properties

We own or had interests in a total property portfolio of 57 income-producing properties as of June 30, 2016. The properties consisted of:

•	Eight commercial properties consisting of five office buildings and three retail centers comprising in aggregate approximately 2.0 million rentable square feet;

•	A golf course comprising approximately 96 acres;

•	48 apartment communities totaling 8,083 units, excluding apartments being developed; and

•	3,759 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At June 30, 2016, we had eight apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Real Estate Held For Sale

We periodically classify real estate assets as “held for sale.” An asset is classified as held for sale after the approval of our Board of Directors, after an active program to sell the asset has commenced and if the sale is probable. One of the deciding factors in determining whether a sale is probable is whether the firm purchase commitment is obtained and whether the sale is probable within the year. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”) substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. Since the Company adopted ASU 2014-08, effective January 1, 2015, we have had no dispositions that met the discontinued operations criteria.

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

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, ”Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for determining whether a disposal qualifies as discontinued operations. Under the new guidance, disposals representing a strategic shift, or change in the entity’s strategy, that has, or will have, a major effect on an entity’s operations and financial results will be presented as discontinued operations. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as abandonment. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2016. See Note 8 below.

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new policy, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new standard does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial position and results of operations, if any.

In April 2015, the FASB issued ASU 2015-03, ”Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company adopted ASU 2015-03 effective June 30, 2015.

In February 2016, Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases was issued. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this guidance, if any, on its financial position and results of operations.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2016 (dollars in thousands):

Apartments	$653,451
Apartments under construction	46,196
Commercial properties	215,932
Land held for development	96,661
Real estate subject to sales contract	49,155
Total real estate	$1,061,395
Less accumulated depreciation	(159,991)
Total real estate, net of depreciation	$901,404

The highlights of our significant real estate transactions for the six months ended June 30, 2016 are discussed below.

Purchases

For the six months ended June 30, 2016, the Company acquired one income-producing apartment community for a purchase price of $32.1 million. In addition, TCI acquired three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Sales

For the six months ended June 30, 2016, TCI sold a combined 53.1 acres of land located in Forney, Texas and McKinney, Texas to independent third parties for a total sales price of $7.3 million, resulting in an aggregate $3.4 million gain from the land sales. In addition, TCI sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million. We recorded a gain of $5.2 million from this sale. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

In November 2015, the Company entered into a sales contract with an unrelated party. The contract was for most of the developable land owned by the Company in the Mercer Crossing Development located in Farmers Branch, Texas. In addition, TCI, IOT and Realty Advisors, Inc. (“RAI”) also sold land in this transaction. Total consideration for the sale was $75 million. The ultimate allocation of sales proceeds to the parties involved is yet to be determined and will be completed when the final use of the land, certain development commitments are completed and the note is collected. The agreement between TCI and the other parties related to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, the note payable to related parties of $16.1 million was paid off. Due to an inadequate down payment from the buyer and the level of seller financing involved, the transaction is being accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition is met.

As of June 30, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2016, we have expended $12.7 million related to the construction or predevelopment of various apartment complexes and capitalized $0.7 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of June 30, 2016 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,100	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	12/15	12.00%	2,657	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	2,514	Unsecured
Unified Housing Foundation, Inc. (1)	06/19	12.00%	5,400	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	1,420	Various unsecured interests
Other non-related party notes	Various	Various	3,466	Various secured interests
Other non-related party notes	Various	Various	103	Various unsecured interests
Accrued interest			8,770
Total Performing			$140,891

Allowance for estimated losses			(17,037)
Total			$123,854

(1) Related party notes

(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $123.9 million. We recognized interest income of $5.8 million related to these notes receivables.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	June 30, 2016	June 30, 2015
Gruppa Florentina, LLC	20.00%	20.00%

Gruppa Florentina, LLC is the sole shareholder of Milano Restaurants International Corporation, (“Milano”) which operates 33 pizza parlors under the trade name “Me-N-Ed’s Pizza Parlors” and four pizza parlors operating under the trade name “Blast 825 Pizza,” located primarily in Central and Northern California. Milano has a 100% ownership interest in Siena Corp, which operates two grills under the trade names “Me-N-Ed’s Victory Grill” and “Me-N-Ed’s Coney Island Grill.” Milano has a 100% ownership interest in Piazza del Pane, Inc., which operates two restaurants located in Central California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of June 30,	2016	2015
Real estate, net of accumulated depreciation	$13,692	$12,518
Notes receivable	8,858	7,681
Other assets	30,655	30,233
Notes payable	(10,648)	(10,685)
Other liabilities	(7,304)	(6,500)
Shareholders’ equity	(35,253)	(33,247)

For the Six Months Ended June 30,	2016	2015
Revenue	$27,321	$26,048
Depreciation	(575)	(575)
Operating expenses	(24,841)	(23,609)
Interest expense	(405)	(404)
Net income	$1,500	$1,460

Company’s proportionate share of earnings	$300	$292

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$546,718	$1,503	$548,221
Commercial	109,423	501	109,924
Land	41,896	117	42,013
Real estate held for sale	376	—	376
Real estate subject to sales contract	5,602	470	6,072
Mezzanine and Medley financing	121,900	(401)	121,499
Other	17,741	572	18,313
Total	$843,656	$2,762	$846,418

Unamortized deferred borrowing costs	(19,049)	—	(19,049)
Total	$824,607	$2,762	$827,369

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

During the year the Company refinanced or modified two loans with a total principal balance of $37.2 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing loan agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $11.4 million in construction loans during the six months ended June 30, 2016.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reflects the activity in our net receivable from related party for the six months ended June 30, 2016 (dollars in thousands):

Pillar
Related party receivable, December 31, 2015	$28,147
Cash transfers	(2,771)
Advisory fees	(5,427)
Net income fee	(127)
Fees and commissions	(1,564)
Cost reimbursements	(1,769)
Interest income	814
Notes receivable purchased	(5,356)
Expenses paid by Advisor	(3,699)
Financing (mortgage payments)	5,309
Sales/purchases transactions	(7,172)
Related party receivable, June 30, 2016	$6,385

During the ordinary course of business, we have related party transactions that include, but are not limited to, rental income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses received and paid are shown on the face of the Consolidated Financial Statements.

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

For the Three Months Ended June 30, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,947	$21,856	$30	$1	$30,834
Property operating expenses	(4,836)	(10,168)	(169)	(18)	(15,191)
Depreciation	(2,270)	(3,616)	—	18	(5,868)
Mortgage and loan interest	(1,696)	(6,109)	(841)	(5,329)	(13,975)
Interest income	—	—	—	4,788	4,788
Gain on sale of income-producing properties	6	5,162	—	—	5,168
Gain on land sales	—	—	1,719	—	1,719
Segment operating income (loss)	$151	$7,125	$739	$(540)	$7,475

Balance Sheet Data
Capital expenditures	$680	$(146)	$727	$—	$1,261
Real estate assets	$151,759	$603,829	$145,816	$—	$901,404

Property Sales
Sales price	$—	$8,100	$3,154	$—	$11,254
Cost of sale	—	(2,932)	(1,435)	—	(4,367)
Gain on sale	$—	$5,168	$1,719	$—	$6,887

For the Three Months Ended June 30, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$6,974	$17,258	$—	$9	$24,241
Property operating expenses	(3,341)	(7,829)	(165)	34	(11,301)
Depreciation	(2,230)	(2,926)	—	19	(5,137)
Mortgage and loan interest	(1,693)	(3,376)	(1,304)	(3,421)	(9,794)
Interest income	—	—	—	4,535	4,535
Gain on land sales	—	—	3,027	—	3,027
Segment operating income (loss)	$(290)	$3,127	$1,558	$1,176	$5,571

Balance Sheet Data
Capital expenditures	$2,943	$224	$485	$—	$3,652
Real estate assets	$162,333	$473,908	$165,673	$—	$801,914

Property Sales
Sales price	$—	$—	$1,878	$—	$1,878
Cost of sale	—	—	(628)	—	(628)
Recognized prior deferred gain	—	—	1,777	—	1,777
Gain on sale	$—	$—	$3,027	$—	$3,027

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 (dollars in thousands):

Presented below is our reportable segments’ operating income for the six months ended June 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

For the Six Months Ended June 30, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$16,838	$43,170	$30	$1	$60,039
Property operating expenses	(9,931)	(19,562)	(916)	2	(30,407)
Depreciation	(4,584)	(7,151)	—	37	(11,698)
Mortgage and loan interest	(3,671)	(12,265)	(1,153)	(11,100)	(28,189)
Interest income	—	—	—	10,079	10,079
Gain (loss) on sale of income producing properties	6	4,919	—	—	4,925
Gain on land sales	—	—	3,370	—	3,370
Segment operating income (loss)	$(1,342)	$9,111	$1,331	$(981)	$8,119

Balance Sheet Data
Capital expenditures	$2,080	$(146)	$1,498	$—	$3,432
Real estate assets	$151,759	$603,829	$145,816	$—	$901,404

Property Sales
Sales price	$1,500	$8,100	$7,334	$—	$16,934
Cost of sale	(1,743)	(2,932)	(3,964)	—	(8,639)
Gain on sale	$(243)	$5,168	$3,370	$—	$8,295

For the Six Months Ended June 30, 2015	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$14,065	$33,277	$—	$55	$47,397
Property operating expenses	(7,608)	(14,871)	(514)	24	(22,969)
Depreciation	(4,157)	(5,721)	—	37	(9,841)
Mortgage and loan interest	(3,259)	(9,559)	(2,421)	(6,200)	(21,439)
Interest income	—	—	—	9,772	9,772
Gain on land sales	—	—	5,903	—	5,903
Segment operating income (loss)	$(959)	$3,126	$2,968	$3,688	$8,823

Capital expenditures	$6,135	$481	$1,311	$—	$7,927
Real estate assets	$162,333	$473,908	$165,673	$—	$801,914

Property Sales
Sales price	$—	$—	$9,135	$—	$9,135
Cost of sale	—	—	(5,009)	—	(5,009)
Recognized prior deferred gain	—	—	1,777	—	1,777
Gain on sale	$—	$—	$5,903	$—	$5,903

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Segment operating income	$8,119	$8,823
Other non-segment items of income (expense)
General and administrative	(3,562)	(3,798)
Net income fee to related party	(126)	(335)
Advisory fee to related party	(5,425)	(4,601)
Other income	325	4,111
Earnings from unconsolidated investees	284	196
Litigation settlement	—	(117)
Income tax benefit	1	91
Net income (loss) from continuing operations	$(384)	$4,370

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2016	2015
Segment assets	$901,404	$801,914
Investments in unconsolidated investees	5,868	1,299
Notes and interest receivable	123,854	125,385
Other assets	100,549	148,020
Total assets	$1,131,675	$1,076,618

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

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, which changed the criteria of ASC 360 related to determining which disposals qualify to be accounted for as discontinued operations and modified related reporting and disclosure requirements. Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations.

There were no sales of income-producing properties in the first six months of 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental and other property revenues	$—	$—	$—	$15
	—	—	—	15
Expenses:
Property operating expenses	—	26	(3)	(348)
Depreciation	—	—	—	—
General and administrative	—	7	—	102
Total operating expenses	—	33	(3)	(246)

Other income (expense):
Other income	—	—	—	—
Mortgage and loan interest	—	(1)	—	(1)
Litigation settlement	—	—	—	—
Total other expenses	—	(1)	—	(1)

Income (loss) from discontinued operations before income tax	—	(34)	3	260

Income tax benefit (expense)	—	12	(1)	(91)
Income (loss) from discontinued operations	$—	$(22)	$2	$169

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

NOTE 9. COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

LK-Four Hickory, LLC

On December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC which has a current outstanding balance of $22.1 million. The Company’s investment in LK-Four Hickory, LLC at January 17, 2012 was sold, however the Company’s guarantee was not extinguished.

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2016; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they become due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees. The Company is the primary guarantor on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2016 UHF was in compliance with the covenants to the loan agreement.

ART and ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”). The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties. Through the years, a number of rulings, both for and against American Realty Trust, Inc. (“ART”) and ART Midwest, Inc., were issued. In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest. The ruling was against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

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

The Company is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as explore possible additional claims, if any, against Dynex Capital, Inc.

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

As of June 30, 2016, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are owned by ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, Realty Advisors, Inc. (“RAI”), a related party, owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares, including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of June 30, 2016, RAI owns 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $9.2 million.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is August 12, 2016, which is the date on which the Consolidated Financial Statements were available to be issued.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the six months ended June 30, 2016, we acquired three land parcels for a total of 31.04 acres and an aggregate purchase price of $8.9 million and we sold a combined 53.1 acres of land for a total sales price of $7.3 million. As of June 30, 2016, we owned 8,083 units in 48 residential apartment communities, eight commercial properties comprising approximately 2.0 million rentable square feet and a golf course comprising approximately 96 acres. In addition, we owned 3,759 acres of land held for development.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2016.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2016.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report.  At June 30, 2016 and 2015, we owned or had interests in a portfolio of 57 and 53 income-producing properties, respectively.

Comparison of the three months ended June 30, 2016 to the same period ended 2015:

For the three months ended June 30, 2016, we reported net income applicable to common shares of $2.4 million or $0.16 earnings per diluted share, as compared to net income applicable to common shares of $0.9 million or $0.05 earnings per diluted share for the same period in 2015.

Revenues

Rental and other property revenues were $30.8 million for the three months ended June 30, 2016. This represents an increase of $6.6 million compared to the prior period revenues of $24.2 million. The change by segment is an increase in the apartment portfolio of approximately $4.6 million and an increase in the commercial portfolio of $2.0 million.  During the three months ended June 30, 2016, we recorded $2.5 million rental revenue for six apartment communities purchased since June 30, 2015 and had a decrease in rental revenue of $0.6 million for two apartment communities sold since June 30, 2015, for a net increase of $1.9 million. In addition, we purchased seven apartment communities in the second quarter of 2015, which produced rental revenue of $3.1 million and $1.3 million during the three months ended June 30, 2016 and 2015, respectively, for a net increase of $1.8 million. The $2.0 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expense

Property operating expenses were $15.2 million for the three months ended June 30, 2016. This represents an increase of $3.9 million compared to the prior period operating expenses of $11.3 million.  The change by segment is an increase in the apartment portfolio of approximately $2.4 million and an increase in the commercial portfolio of $1.5 million.  The primary reason for the increase in property operating expenses for the Company’s apartment portfolio was the purchase of six communities with a total of 1,144 units, net of two communities sold with a total of 360 units since June 30, 2015, for a net increase of 784 units.  In addition, we purchased seven apartment communities during the second quarter of 2015 which have a total of 1,261 units.  Property operating expenses for our commercial portfolio increased $1.5 million primarily due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015.

Depreciation and amortization expense was approximately $5.8 million for the three months ended June 30, 2016 for an increase of $0.7 million as compared to the prior period expense of $5.1 million.  The increase is primarily due to the growth in our apartment portfolio over the past 15 months for a net increase of 2,045 units.

Other income (expense)

Mortgage and loan interest expense was $14.0 million for the three months ended June 30, 2016. This represents an increase of $4.2 million compared to the prior period expense of $9.8 million. The change by segment was an increase of $2.7 million in the apartment portfolio due to acquisitions and an increase of $1.9 million in the other portfolio primarily due to securing a new mezzanine debt obligation in June 2015.  These increases were partially offset by a decrease in the land portfolio of $0.4 million due to the transfer of mortgage obligations related to land sold.

Gain on sale of income-producing properties was $5.2 million for the three months ended June 30, 2016. During 2016, TCI sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. There were no sales of income-producing properties during the three months ended June 30, 2015.

Gain on land sales was $1.7 million for the three months ended June 30, 2016 compared to $3.0 million for the three months ended June 30, 2015. In the current period we sold 12.2 acres of land for a total sales price of $3.1 million and recorded a gain of $1.7 million. In 2015, we sold 9.7 acres of land for a total sales price of $1.9 million and recorded a gain of $1.2 million. In addition, we recognized a deferred gain of $1.8 million in 2015 on land sold in a prior period.

Comparison of the six months ended June 30, 2016 to the same period ended 2015:

For the six months ended June 30, 2016, we reported a net loss applicable to common shares of $1.3 million or $0.08 loss per diluted share compared to net income applicable to common shares of $3.8 million or $0.22 loss per diluted share for the same period in 2015.

Revenues

Rental and other property revenues were $60.0 million for the six months ended June 30, 2016. This represents an increase of approximately $12.6 million compared to the prior period revenues of $47.4 million. The change by segment is an increase in the apartment portfolio of $9.9 million, and an increase in the commercial portfolio of approximately $2.7 million. During the six months ended June 30, 2016, we recorded $5.2 million rental revenue for six apartment communities we purchased since June 30, 2015 and had a decrease in rental revenue of approximately $1.1 million for two apartment communities sold since June 30, 2015, for a net increase of $4.1 million. In addition, we purchased seven apartment communities in the second quarter of 2015, which produced rental revenue of $7.3 million and $1.3 million during the six months ended June 30, 2016 and 2015, respectively, for a net increase of $6.0 million. The $2.7 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expense

Property operating expenses were $30.4 million for the six months ended June 30, 2016. This represents an increase of $7.4 million compared to the prior period operating expenses of $23.0 million. The growth in our apartment portfolio resulted in a $4.7 million increase in property operating expenses. The Company added a net 784 units since June 30, 2015 and acquired 1,261 units during the second quarter of 2015.  Property operating expenses for our commercial portfolio increased $2.3 million primarily due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015.  In addition, we had an increase in property operating expenses for our land portfolio of $0.4 million.

Depreciation and amortization expense was $11.7 million for the six months ended June 30, 2016, an increase of $1.9 million, compared to the prior period expense of $9.8 million. We had a $1.5 million increase in the expense for our apartment portfolio due to the net acquisition of 2,045 units over the past 15 months.  In addition, there was an increase of $0.4 million in the expense for our commercial portfolio primarily due to the acquisition of a commercial building late in the second quarter of 2015.

Other income (expense)

Mortgage and loan interest expense was $28.2 million for the six months ended June 30, 2016. This represents an increase of $6.8 million, as compared to the prior period expense of $21.4 million. The change by segment is an increase in the other portfolio of $4.9 million primarily due to securing a new mezzanine debt obligation in June 2015, an increase in the apartment portfolio of $2.7 million due primarily to acquisitions, and an increase in the commercial portfolio of $0.4 million.  These increases were partially offset by a decrease in the land portfolio of approximately $1.2 million due to the transfer of mortgage obligations related to land sold.

Gain on sale of income-producing properties was $4.9 million for the six months ended June 30, 2016. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. We also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million. There were no sales of income-producing properties during the six months ended June 30, 2015.

Gain on land sales was $3.4 million for the six months ended June 30, 2016 compared to $5.9 million for the comparable period in 2015. During 2016, we sold a combined 53.1 acres of land located in Texas to independent third parties for a total sales price of $7.3 million for an aggregate gain of $3.4 million. In the prior period, we sold a combined 43.1 acres of land for a total sales price of $9.1 million and recorded a total gain of $4.1 million. In addition, we recognized a deferred gain of $1.8 million in 2015 on land sold in a prior period.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Incr / (Decr)

Net cash provided by (used in) operating activities	$34,412	$(26,565)	60,977
Net cash provided by (used in) investing activities	$(50,802)	$(95,658)	44,856
Net cash provided by (used in) financing activities	$20,310	$129,081	(108,771)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from. The primary reason for the increase in cash flow from operating activities was the change in our related party receivables.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2016, we purchased one apartment community for $33.9 million and during the same period in 2015 we purchased seven apartment communities and an office building for a total of $105.8 million. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2016, we received aggregate sales proceeds of $15.1 million from the sale of an apartment community, an industrial warehouse and a combined 53.1 acres of land. We sold a combined 43.1 acres of land and received aggregate sales proceeds of $8.3 million during the comparable period of 2015. We did not sale any income-producing properties during the six months ended June 30, 2015.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the second quarter of 2015, the Company secured additional financing of $120.0 million from an independent third party. At closing $84.4 million was advanced to the Company. The financing can be used for general corporate purposes, acquisition of multi-family apartment complexes and to reduce debt.

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

Tax Matters

ARL is a member of the May Realty Holdings, Inc. consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between ARL, IOT and TCI.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had taxable income for federal income tax purposes for the first six months of 2016, taxable income in 2015 and a taxable loss in 2014; therefore, it recorded no provision for income taxes.

At June 30, 2016, ARL had a net deferred tax asset of $63.5 million due to tax deductions available to the Company in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $827.4 million in notes payable at June 30, 2016, $40.4 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in a decrease of $0.03 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 3.83% at June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 5.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the second quarter of 2016. As of June 30, 2016, 986,750 shares have been repurchased and 263,250 shares may be repurchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: August 12, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

