Form 10-Q
period 2016-09-30
AMERICAN REALTY INVESTORS INC
filed 2016-11-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at November 7, 2016)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2016	2015
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,026,235	$954,390
Real estate subject to sales contracts at cost	49,155	49,155
Less accumulated depreciation	(165,681)	(150,038)
Total real estate	909,709	853,507
Notes and interest receivable
Performing (including $127,909 in 2016 and $125,915 in 2015 from related parties)	136,111	137,280
Less allowance for doubtful accounts (including $15,537 in 2016 and 2015 from related parties)	(17,037)	(17,037)
Total notes and interest receivable	119,074	120,243
Cash and cash equivalents	7,343	15,232
Restricted cash	33,598	45,711
Investments in unconsolidated subsidiaries and investees	6,024	8,365
Receivable from related party	14,260	28,147
Other assets	49,388	46,163
Total assets	$1,139,396	$1,117,368
Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$827,789	$797,962
Notes related to assets held for sale	376	376
Notes related to subject to sales contracts	5,815	6,422
Deferred revenue (including $70,915 in 2016 and $70,892 in 2015 from sales to related parties)	91,370	91,336
Accounts payable and other liabilities (including $10,586 in 2016 and $10,013 in 2015 to related parties)	43,312	44,383
	968,662	940,479
Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 and 2,461,252 shares in 2016 and 2015 (liquidation preference $10 per share), including 900,000 shares in 2016 and 2015 held by ARL or subsidiaries.	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 and 14,443,404 shares; outstanding 15,514,360 and 14,027,619 shares in 2016 and 2015, respectively; including 140,000 shares held by TCI (consolidated) in 2016 and 2015.	156	156
Treasury stock at cost; 415,785 shares	(6,395)	(6,395)
Paid-in capital	109,036	109,861
Retained earnings	12,660	17,130
Total American Realty Investors, Inc. shareholders' equity	117,662	122,957
Non-controlling interest	53,072	53,932
Total shareholders' equity	170,734	176,889
Total liabilities and shareholders' equity	$1,139,396	$1,117,368

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $174 and $211 for the three months and $521 and $591 for the nine months ended 2016 and 2015, respectively, from related parties)	$30,067	$27,826	$90,106	$75,223
Expenses:
Property operating expenses (including $230 and $202 for the three months and $671 and $551 for the nine months ended 2016 and 2015, respectively, from related parties)	15,671	14,499	46,078	37,467
Depreciation and amortization	6,025	6,569	17,723	16,410
General and administrative (including $941 and $912 for the three months and $1,860 and $1,920 for the nine months ended 2016 and 2015, respectively, from related parties)	1,760	1,417	6,197	5,215
Net income fee to related party	67	232	193	567
Advisory fee to related party	2,749	3,024	8,174	7,625
Total operating expenses	26,272	25,741	78,365	67,284
Net operating income	3,795	2,085	11,741	7,939
Other income (expenses):
Interest income (including $5,395 and $3,886 for the three months and $14,482 and $13,190 for the nine months ended 2016 and 2015, respectively, from related parties)	5,712	3,950	15,791	13,722
Other income	252	(72)	1,452	4,040
Mortgage and loan interest (including $1,412 and $982 for the three months and $3,860 and $2,797 for the nine months ended 2016 and 2015, respectively, from related parties)	(15,362)	(15,026)	(43,551)	(36,463)
Earnings from unconsolidated subsidiaries and investees	146	81	430	276
Litigation settlement (expense)	—	(85)	—	(203)
Total other income (expenses)	(9,252)	(11,152)	(25,878)	(18,628)
Loss before gain on land sales, non-controlling interest, and taxes	(5,457)	(9,067)	(14,137)	(10,689)
Gain on sale of income producing properties	—	735	4,925	735
Gain on land sales	555	1,958	3,925	7,861
Net loss from continuing operations before taxes	(4,902)	(6,374)	(5,287)	(2,093)
Income tax benefit (expense)	(46)	16	(45)	107
Net loss from continuing operations	(4,948)	(6,358)	(5,332)	(1,986)
Discontinued operations:
Net income (loss) from discontinued operations	—	47	3	306
Income tax expense from discontinued operations	—	(16)	(1)	(107)
Net income (loss) from discontinued operations	—	31	2	199
Net loss	(4,948)	(6,327)	(5,330)	(1,787)
Net loss attributable to non-controlling interest	1,194	1,164	860	1,132
Net loss attributable to American Realty Investors, Inc.	(3,754)	(5,163)	(4,470)	(655)
Preferred dividend requirement	(275)	(275)	(825)	(941)
Net loss applicable to common shares	$(4,029)	$(5,438)	$(5,295)	$(1,596)
Earnings per share - basic
Net loss from continuing operations	$(0.26)	$(0.35)	$(0.34)	$(0.12)
Net income from discontinued operations	—	—	—	0.01
Net loss applicable to common shares	$(0.26)	$(0.35)	$(0.34)	$(0.11)
Earnings per share - diluted
Net loss from continuing operations	$(0.26)	$(0.35)	$(0.34)	$(0.12)
Net income from discontinued operations	—	—	—	0.01
Net loss applicable to common shares	$(0.26)	$(0.35)	$(0.34)	$(0.11)
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	14,975,212
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	14,975,212
Amounts attributable to American Realty Investors, Inc.
Net loss from continuing operations	$(3,754)	$(5,194)	$(4,472)	$(854)
Net income (loss) from discontinued operations	—	31	2	199
Net loss applicable to American Realty Investors, Inc.	$(3,754)	$(5,163)	$(4,470)	$(655)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2016
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2015	$176,889	$17,130	$2,205	15,930,145	$156	$(6,395)	$109,861	$17,130	$53,932
Net loss	(5,330)	(5,330)	—	—	—	—	—	(4,470)	(860)
Series A preferred stock dividend ($1.00 per share)	(825)	—	—	—	—	—	(825)	—	—
Balance, September 30, 2016	$170,734	$11,800	$2,205	15,930,145	$156	$(6,395)	$109,036	$12,660	$53,072

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)

Net loss	$(5,330)	$(1,787)
Other comprehensive income (loss)	—	—
Total comprehensive loss	(5,330)	(1,787)
Comprehensive loss attributable to non-controlling interest	860	1,132
Comprehensive loss attributable to American Realty Investors, Inc.	$(4,470)	$(655)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(5,330)	$(1,787)
Adjustments to reconcile net income applicable to common shares to net cash flow from operating activities:
Gain on sale of land	(3,925)	(7,861)
Gain on sale of income-producing properties	(4,925)	(735)
Depreciation and amortization	16,660	16,410
Amortization of deferred borrowing costs	3,201	1,748
Earnings from unconsolidated subsidiaries and investees	(430)	(276)
Decrease (increase) in assets:
Accrued interest receivable	1,881	764
Other assets	528	1,397
Prepaid expense	(3,196)	(12,953)
Escrow	11,537	5,845
Earnest money	449	(1,193)
Rent receivables	—	(1,384)
Related party receivables	13,886	(21,887)
Increase (decrease) in liabilities:
Accrued interest payable	(766)	(242)
Other liabilities	(1,037)	(6,030)
Net cash provided by (used in) operating activities	28,533	(28,184)

Cash Flow From Investing Activities:
Proceeds from notes receivable	6.438	27,084
Origination or advances of notes receivable	(7,150)	(7,655)
Acquisition of income producing properties	(41,750)	(131,220)
Proceeds from sale of income-producing properties	9,377	—
Proceeds from sale of land	7,152	12,364
Investment in unconsolidated real estate entities	2,341	(597)
Improvement of land held for development	(2,486)	(2,930)
Improvement of income-producing properties	(4,459)	(7,945)
Sale of non-controlling interest	—	(336)
Construction and development of new properties	(31,844)	(5,110)
Net cash used in investing activities	(62,381)	(116,345)

Cash Flow From Financing Activities:
Proceeds from notes payable	115,031	225,950
Recurring amortization of principal on notes payable	(12,040)	(22,202)
Debt assumption by buyer, part of seller proceeds	—	(18,495)
Payments on maturing notes payable	(73,538)	(33,860)
Deferred financing costs	(2,669)	(8,552)
Distributions to non-controlling interests	—	11
Preferred stock dividends - Series A	(825)	(941)
Conversion of preferred stock into common stock	—	2,308
Net cash provided by financing activities	25,959	144,219

Net increase (decrease) in cash and cash equivalents	(7,889)	(310)
Cash and cash equivalents, beginning of period	15,232	12,299
Cash and cash equivalents, end of period	$7,343	$11,989

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,857	$9,193

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

Properties

We own or had interests in a total property portfolio of 57 income-producing properties as of September 30, 2016. The properties consisted of:

•	Eight commercial properties consisting of five office buildings and three retail centers comprising in aggregate approximately 2.0 million rentable square feet;

•	A golf course comprising approximately 96 acres;

•	49 apartment communities totaling 8,128 units, excluding apartments being developed; and

•	3,754 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At September 30, 2016, we had eight apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Newly Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changed the criteria for determining whether a disposal qualifies as discontinued operations. Under the new guidance, disposals representing a strategic shift, or change in the entity’s strategy, that has, or will have, a major effect on an entity’s operations and financial results will be presented as discontinued operations. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as abandonment. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the nine months ending September 30, 2016. See Note 8 below.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2016 (dollars in thousands):

Apartments	$661,003
Apartments under construction	52,035
Commercial properties	217,974
Land held for development	95,223
Real estate subject to sales contract	49,155
Total real estate	$1,075,390
Less accumulated depreciation	(165,681)
Total real estate, net of depreciation	$909,709

The highlights of our significant real estate transactions for the nine months ended September 30, 2016 are discussed below.

Purchases

For the nine months ended September 30, 2016, we acquired two income-producing apartment communities for a total purchase price of $40.0 million. In addition, we acquired three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Sales

For the nine months ended September 30, 2016, TCI sold a combined 57.9 acres of land located in Forney, Texas and McKinney, Texas to independent third parties for a total sales price of $8.1 million, resulting in an aggregate $1.9 million gain from the land sales. In addition, TCI sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million. We recorded a gain of $5.2 million from this sale. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

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

As of September 30, 2016, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the nine months ended September 30, 2016, we have expended $18.7 million related to the construction or predevelopment of various apartment complexes and capitalized $0.7 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of September 30, 2016 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,101	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	2,657	Unsecured
Unified Housing Foundation, Inc. (1)	06/19	12.00%	5,400	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	1,404	Various unsecured interests
Other non-related party notes	Various	Various	3,466	Various secured interests
Other non-related party notes	Various	Various	282	Various unsecured interests
Accrued interest			6,340
Total Performing			$136,111

Allowance for estimated losses			(17,037)
Total			$119,074

(1) Related party notes.

(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2016, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $112.4 million. During the nine months ended September 30, 2016, we recognized interest income of $14.5 million related to these notes receivables.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	September 30, 2016	September 30, 2015

Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of September 30,	2016	2015
Real estate, net of accumulated depreciation	$13,582	$13,435
Notes receivable	9,359	8,255
Other assets	30,332	29,393
Notes payable	(10,231)	(10,307)
Other liabilities	(7,372)	(7,173)
Shareholders’ equity	(35,670)	(33,603)

For the Nine Months Ended September 30,	2016	2015
Revenue	$40,598	$38,428
Depreciation	(863)	(863)
Operating expenses	(37,215)	(35,144)
Interest expense	(602)	(605)
Income from continuing operations	1,918	1,816
Income from discontinued operations	—	—
Net income	$1,918	$1,816

Company’s proportionate share of earnings (1)	$384	$363

(1) Earnings represent continued and discontinued operations.

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$549,744	$1,530	$551,274
Commercial	109,139	499	109,638
Land	40,840	116	40,956
Real estate held for sale	376	—	376
Real estate subject to sales contract	5,345	470	5,815
Mezzanine and Medley financing	121,400	(66)	121,334
Other	24,124	—	24,124
Total	$850,968	$2,549	$853,517

Unamortized deferred borrowing costs	(19,537)	—	(19,537)
Total	$831,431	$2,549	$833,980

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

With respect to the additional notes payable due to the acquisition of properties or refinancing of existing mortgages, a summary of some of the more significant transactions is discussed below:

During the nine months ended September 30, 2016, we refinanced or modified two loans with a total principal balance of $67.9 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

The Company secured a new mezzanine loan during the third quarter of 2016 for a total principal balance of $15.0 million.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing loan agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $16.5 million in construction loans during the nine months ended September 30, 2016.

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

NOTE 6. RELATED PARTY TRANSACTIONS

The following table reflects the activity in our net receivable from related party for the nine months ended September 30, 2016 (dollars in thousands):

Pillar
Related party receivable, December 31, 2015	$28,147
Cash transfers	19,748
Advisory fees	(8,175)
Net income fee	(127)
Fees and commissions	(1,729)
Cost reimbursements	(2,983)
Interest income	1,029
Notes receivable purchased	(5,356)
Expenses paid by Advisor	(6,330)
Financing (mortgage payments)	5,130
Sales/purchases transactions	(15,094)
Related party receivable, September 30, 2016	$14,260

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

Presented below is our reportable segments’ operating income for the three months ended September 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,658	$22,408	$—	$1	$30,067
Property operating expenses	(4,727)	(10,693)	(243)	(8)	(15,671)
Depreciation	(2,236)	(3,807)	—	18	(6,025)
Mortgage and loan interest	(1,700)	(6,424)	(550)	(6,688)	(15,362)
Interest income	—	—	—	5,712	5,712
Gain on sale of income producing properties	—	—	—	—	—
Gain on land sales	—	—	555	—	555
Segment operating income (loss)	$(1,005)	$1,484	$(238)	$(965)	$(724)
Balance Sheet Data
Capital expenditures	$2,045	$—	$375	$—	$2,420
Real estate assets	$151,900	$613,431	$144,378	$—	$909,709
Property Sales
Sales price	$—	$—	$805	$—	$805
Cost of sale	—	—	(250)	—	(250)
Gain on sale	$—	$—	$555	$—	$555

	Commercial
For the Three Months Ended September 30, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,107	$19,671	$—	$48	$27,826
Property operating expenses	(4,434)	(9,373)	(422)	(270)	(14,499)
Depreciation	(2,358)	(4,229)	—	18	(6,569)
Mortgage and loan interest	(1,871)	(6,299)	(1,345)	(5,511)	(15,026)
Interest income	—	—	—	3,950	3,950
Gain on sale of income producing properties	—	735	—	—	735
Gain on land sales	—	—	1,958	—	1,958
Segment operating income (loss)	$(556)	$505	$191	$(1,765)	$(1,625)
Balance Sheet Data
Capital expenditures	$1,404	$(43)	$1,461	$—	$2,822
Real estate assets	$161,876	$496,329	$163,867	$—	$822,072
Property Sales
Sales price	$—	$11,129	$2,851	$—	$13,980
Cost of sale	—	(10,394)	(1,854)	—	(12,248)
Recognized prior deferred gain	—	—	961	—	961
Gain (loss) on sale	$—	$735	$1,958	$—	$2,693

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended
	September 30,
	2016	2015
Segment operating income	$(724)	$(1,625)
Other non-segment items of income (expense)
General and administrative	(1,760)	(1,417)
Net income fee to related party	(67)	(232)
Advisory fee to related party	(2,749)	(3,024)
Other income	252	(72)
Earnings from unconsolidated investees	146	81
Litigation settlement	—	(85)
Income tax benefit	(46)	16
Net loss from continuing operations	$(4,948)	$(6,358)

Presented below is our reportable segments’ operating income for the nine months ended September 30, 2016 and 2015, including capital expenditures and segment assets (dollars in thousands):

	Commercial
For the Nine Months Ended September 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$24,496	$65,578	$30	$2	$90,106
Property operating expenses	(14,658)	(30,255)	(1,159)	(6)	(46,078)
Depreciation	(6,820)	(10,958)	—	55	(17,723)
Mortgage and loan interest	(5,371)	(18,689)	(1,703)	(17,788)	(43,551)
Interest income	—	—	—	15,791	15,791
Gain on sale of producing properties	6	4,919	—	—	4,925
Gain on land sales	—	—	3,925	—	3,925
Segment operating income (loss)	$(2,347)	$10,595	$1,093	$(1,946)	$7,395

Balance Sheet Data
Capital expenditures	$4,125	$(146)	$1,873	$—	$5,852
Real estate assets	$151,900	$613,431	$144,378	$—	$909,709

Property Sales
Sales price	$1,500	$8,100	$8,139	$—	$17,739
Cost of sale	(1,743)	(2,932)	(4,214)	—	(8,889)
Gain on sale	$(243)	$5,168	$3,925	$—	$8,850

	Commercial
For the Nine Months Ended September 30, 2015	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$22,172	$52,948	$—	$103	$75,223
Property operating expenses	(12,042)	(24,243)	(936)	(246)	(37,467)
Depreciation	(6,516)	(9,949)	—	55	(16,410)
Mortgage and loan interest	(5,129)	(15,857)	(3,766)	(11,711)	(36,463)
Interest income	—	—	—	13,722	13,722
Gain on sale of producing properties	—	735	—	—	735
Gain on land sales	—	—	7,861	—	7,861
Segment operating income (loss)	$(1,515)	$3,634	$3,159	$1,923	$7,201

Balance Sheet Data
Capital expenditures	$7,539	$438	$2,772	$—	$10,749
Real estate assets	$161,876	$496,329	$163,867	$—	$822,072

Property Sales
Sales price	$—	$11,129	$11,987	$—	$23,116
Cost of sale	—	(10,394)	(6,863)	—	(17,257)
Recognized prior deferred gain	—		2,737	—	2,737
Gain on sale	$—	$735	$7,861	$—	$8,596

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2016	2015
Segment operating income	$7,395	$7,201
Other non-segment items of income (expense)
General and administrative	(6,197)	(5,215)
Net income fee to related party	(193)	(567)
Advisory fee to related party	(8,174)	(7,625)
Other income	1,452	4,040
Earnings from unconsolidated investees	430	276
Litigation settlement	—	(203)
Income tax benefit	(45)	107
Net income (loss) from continuing operations	$(5,332)	$(1,986)

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2016	2015
Segment assets	$909,709	$822,072
Investments in unconsolidated investees	6,024	5,152
Notes and interest receivable	119,074	115,415
Other assets	104,589	144,472
Total assets	$1,139,396	$1,087,111

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

There were no sales of income-producing properties in the first nine months of 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016		2015
Revenues:
Rental and other property revenues	$—	$—	$		$15
	—	—		—	15
Expenses:
Property operating expenses	—	2		(3)	(346)
General and administrative	—	(4)		—	99
Total operating expenses	—	(2)		(3)	(247)

Other income (expense):
Other income	—	45		—	45
Mortgage and loan interest	—	—		—	(1)
Total other income (expenses)	—	45		—	44

Gain from discontinued operations before income tax expense	—	47		3	306
Income tax expense	—	16		1	107
Income from discontinued operations	$—	$31		$2	$199

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

Guarantees. The Company is the primary guarantor on a $60.35 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of September 30, 2016 UHF was in compliance with the covenants to the loan agreement.

ART and ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”). The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties. Through the years, a number of rulings, both for and against American Realty Trust, Inc. (“ART”) and ART Midwest, Inc., were issued. In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest. The ruling was against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. Subsequently, the trial court recalculated the damage award, reducing it to approximately $59 million, inclusive of actual damages and then current interest. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

The Clapper Parties subsequently filed a new lawsuit against ARI, its subsidiary EQK Holdings, Inc. (“EQK”), and ART. The Clapper Parties seek damages from ARL for payment by ART to ARL of ART’s stock in EQK in exchange for a release of the Antecedent Debt owed by ART to ARI. Management is vigorously defending this Litigation.

In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was recently lifted.  The trial court subsequently dismissed the case on procedural grounds, but ART has filed a notice of appeal. In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero.

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

As of September 30, 2016, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are owned by ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, Realty Advisors, Inc. (“RAI”), a related party, owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares, including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of September 30, 2016, RAI owns 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $9.4 million.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 14, 2016, which is the date on which the Consolidated Financial Statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

●	demand for apartments and commercial properties in the Company’s markets and the effect on occupancy and rental rates;

●	the Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

●	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination;

●	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

●	the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the nine months ended September 30, 2016, we acquired three land parcels for a total of 31.04 acres and an aggregate purchase price of $8.9 million and we sold a combined 57.9 acres of land for a total sales price of $8.1 million. As of September 30, 2016, we owned 8,128 units in 49 residential apartment communities, eight commercial properties comprising approximately 2.0 million rentable square feet and a golf course comprising approximately 96 acres. In addition, we owned 3,754 acres of land held for development.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the nine months ending September 30, 2016.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the nine months ending September 30, 2016.

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, as included in Part I, Item 1. “Financial Statements” of this report.  At September 30, 2016 and 2015, we owned or had interests in a portfolio of 58 and 55 income-producing properties, respectively.

Comparison of the three months ended September 30, 2016 to the same period ended 2015:

For the three months ended September 30, 2016, we reported net loss applicable to common shares of $4.0 million or $0.26 loss per diluted share, as compared to net loss applicable to common shares of $5.4 million or $0.35 loss per diluted share for the same period in 2015.

Revenues

Rental and other property revenues were $30.1 million for the three months ended September 30, 2016. This represents an increase of $2.3 million compared to the prior period revenues of $27.8 million. The change by segment is an increase in the apartment portfolio of approximately $2.7 million and a decrease in the commercial portfolio of $0.4 million. During the three months ended September 30, 2016, we recorded $2.1 million rental revenue for five apartment communities purchased since September 30, 2015 and had a decrease in rental revenue of $0.4 million for one apartment community sold since September 30, 2015, for a net increase of $1.7 million. The $0.4 million decrease in revenues for the commercial portfolio was primarily due to a decrease of $0.4 million in revenues for the Mahogany Run Golf Course in the third quarter of 2016 as compared to the third quarter of 2015.

Expense

Property operating expenses were $15.7 million for the three months ended September 30, 2016. This represents an increase of $1.2 million compared to the prior period operating expenses of $14.5 million. The change by segment is an increase in the apartment portfolio of approximately $1.3 million and an increase in the commercial portfolio of $0.3 million. The primary reason for the increase in property operating expenses for the Company’s apartment portfolio was the purchase of five communities with a total of 777 units, net of one community sold with a total of 160 units since September 30, 2015, for a net increase of 617 units. The increases in property operating expenses in the apartment portfolio and commercial portfolio were partially offset by decreases in the land and other segments of $0.2 million and $0.3 million, respectively.

Depreciation and amortization expense was approximately $6.0 million for the three months ended September 30, 2016 for a decrease of $0.5 million as compared to the prior period expense of $6.5 million. This decrease was primarily due to the assets of Whispering Pines Apartments being fully depreciated in the third quarter of 2015.

Other income (expense)

Mortgage and loan interest expense was $15.4 million for the three months ended September 30, 2016. This represents an increase of approximately $0.4 million compared to the prior period expense of $15.0 million. The change by segment was an increase of $1.2 million in the other portfolio primarily due to securing a new mezzanine debt obligation in the third quarter of 2016 and an increase of $0.1 million in the apartment portfolio due to acquisitions. These increases were partially offset by a decrease in the land portfolio of $0.8 million due to the transfer of mortgage obligations related to land sold and a decrease in the commercial portfolio of $0.2 million.

Gain on land sales was $0.6 million for the three months ended June 30, 2016 compared to $2.0 million for the three months ended June 30, 2015. In the current period we sold 4.8 acres of land for a total sales price of $0.8 million and recorded a gain of $0.6 million. In 2015, we sold 155.2 acres of land for a sales price of $2.9 million and recorded a gain of $1.0 million. During the third quarter of 2015, we also recognized a deferred gain of $0.9 million on a prior sale.

Comparison of the nine months ended September 30, 2016 to the same period ended 2015:

For the nine months ended September 30, 2016, we reported a net loss applicable to common shares of $5.3 million or $0.34 loss per diluted share compared to net loss applicable to common shares of $1.6 million or $0.11 loss per diluted share for the same period in 2015.

Revenues

Rental and other property revenues were $90.1 million for the nine months ended September 30, 2016. This represents an increase of approximately $14.9 million compared to the prior period revenues of $75.2 million. The change by segment is an increase in the apartment portfolio of $12.6 million, and an increase in the commercial portfolio of approximately $2.3 million. During the nine months ended September 30, 2016, we recorded $4.8 million rental revenue for five apartment communities purchased since September 30, 2015 and had a decrease in rental revenue of $0.4 million for one apartment community sold since September 30, 2015, for a net increase of $4.4 million. In addition, we purchased nine apartment communities in the second and third quarters of 2015, which produced rental revenue of $12.2 million and $4.0 million during the nine months ended September 30, 2016 and 2015, respectively, for a net increase of $8.2 million. The $2.3 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expense

Property operating expenses were $46.1 million for the nine months ended September 30, 2016. This represents an increase of $8.6 million compared to the prior period operating expenses of $37.5 million. The growth in our apartment portfolio resulted in a $6.0 million increase in property operating expenses. The Company added a net 617 units since September 30, 2015 and acquired a net 1,473 units during the second and third quarters of 2015. Property operating expenses for our commercial portfolio increased $2.6 million due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015.

Depreciation and amortization expense was $17.7 million for the nine months ended September 30, 2016, an increase of $1.3 million, compared to the prior period expense of $16.4 million. The increase is primarily due to the growth in our apartment portfolio over the past 18 months and the purchase of an office building late in the second quarter of 2015. The increase by segment consisted of a $1.0 million increase in the apartment portfolio and a $0.3 million increase in the commercial portfolio.

Other income (expense)

Mortgage and loan interest expense was $43.6 million for the nine months ended September 30, 2016. This represents an increase of $7.1 million, as compared to the prior period expense of $36.5 million. The change by segment is an increase in the other portfolio of $6.1 million primarily due to securing new mezzanine debt obligations in both September 2015 and August 2016, an increase in the apartment portfolio of $2.8 million due primarily to acquisitions, and an increase in the commercial portfolio of $0.2 million. These increases were partially offset by a decrease in the land portfolio of approximately $2.0 million due to the transfer of mortgage obligations related to land sold.

Gain on sale of income-producing properties was $4.9 million for the nine months ended September 30, 2016 compared to a gain of $0.7 million for the same period of 2015. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. We also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million.

Gain on land sales was $3.9 million for the nine months ended September 30, 2016 compared to $7.9 million for the comparable period in 2015. During 2016, we sold a combined 57.8 acres of land located in Texas to independent third parties for a total sales price of $8.1 million for an aggregate gain of $3.9 million. In the prior period, we sold a combined 198.29 acres of land for a total sales price of $12.0 million and recorded a total gain of $5.1 million. In addition, we recognized a deferred gain of $2.7 million in 2015 on land sold in a prior period.

Liquidity and Capital Resources

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures, including tenant improvements and leasing costs;

●	fund development costs not covered under construction loans; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collection of receivables from related party companies;

●	refinancing of existing debt; and

●	additional borrowing, including mortgage notes, mezzanine financing and lines of credit.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	September 30,
	2016	2015	Variance

Net cash provided by (used in) operating activities	$28,533	$(28,184)	$56,717
Net cash used in investing activities	$(62,381)	$(116,345)	$53,964
Net cash provided by financing activities	$25,959	$144,219	$(118,260)

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

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2016, we purchased one apartment community for $33.9 million and during the same period in 2015 we purchased nine apartment communities and an office building for a total of $115.5 million.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2016, we received aggregate sales proceeds of $15.9 million from the sale of an apartment community, an industrial warehouse and a combined 57.8 acres of land. During the nine months ended September 30, 2015, we received aggregate sales proceeds of $8.3 million from the sale of a combined 43.1 acres of land.

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

At September 30, 2016, ARL had a net deferred tax asset of $96.0 million due to tax deductions available to the Company in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  Of our $834.0 million in notes payable at September 30, 2016, $40.1 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in an increase of $0.03 in our loss per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 3.83% at September 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 5.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the third quarter of 2016. As of September 30, 2016, 986,750 shares have been repurchased and 263,250 shares may be repurchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2016	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

