Form 10-K
period 2016-12-31
AMERICAN REALTY INVESTORS INC
filed 2017-03-31
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $9,793,299 based upon a total of 2,019,327 shares held as of June 30, 2016 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2017, there were 15,514,360 shares of common stock outstanding.

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

The Company is headquartered in Dallas, Texas and its common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”).  Over 80% of ARL’s stock is owned by related parties.  ARL and a subsidiary own approximately 78% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the NYSE under the symbol (“TCI”).  TCI’s financial results are consolidated with those of ARL.  In 2012, May Realty Holdings, Inc. (“MRHI”) subsidiaries acquired more than 80% of ARL stock and as a result, ARL is included in the MRHI consolidated group for federal income tax reporting. We have no employees.

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

ARL through subsidiaries invests in real estate through direct ownership, leases, and partnerships and also invests in mortgage loans on real estate. Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents; and by leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies.

At December 31, 2016, our income-producing properties (most of which were owned by subsidiaries of TCI) consisted of:

●	Eight commercial properties consisting of six office buildings and two retail properties comprising in aggregate of approximately 2.0 million square feet;

●	A golf course comprising approximately 96.09 acres; and

●	50 residential apartment communities comprising 8,226 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2016:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alabama	1	168	—	—
Arkansas	5	938	—	—
Colorado	2	260	—	—
Florida	3	198	1	6,722
Georgia	1	222
Illinois	—	—	1	306,609
Louisiana-Other	2	384	—	—
Mississippi	9	924	—	—
Tennessee	4	708	—	—
Texas-Greater Dallas-Ft Worth	11	1,962	4	1,473,457
Texas-Greater Houston	2	416	1	94,792
Texas-San Antonio	2	468	—	—
Texas-Other	8	1,578	—	—
Wisconsin	—	—	1	122,205
Total	50	8,226	8	2,003,785

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

We join with various third-party development companies to construct residential apartment communities. At December 31, 2016, we have three apartment projects in development. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2016, our apartment projects in development included (dollars in thousands):

				Total
				Projected
Property	Location	No. of Units	Costs to Date (1)	Costs (1)
Lakeside Lofts	Farmers Branch, TX	494	$1,744	$78,000
Overlook at Allensville Square II	Sevierville, TN	144	2,114	18,400
Terra Lago	Rowlett, TX	447	21,430	66,360
Total		1,085	$25,288	$162,760

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2016, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Location	Acquired	Acres	Cost	Intended Use

McKinney, TX	1997-2008	10	$613	Mixed use
Dallas, TX	1996-2013	165	13,674	Mixed use
Kaufman County, TX	2008	25	2,547	Multi-family residential
Farmers Branch, TX	2008	240	32,183	Mixed use
Kaufman County, TX (1)	2006	2,884	43,817	Mixed use
Various	1990-2008	342	35,273	Various
Total Land Holdings		3,666	$128,107

(1) Windmill Farms Land was acquired by a subsidiary of ARL in 2006 and 2,900 acres were subsequently sold to TCI in 2011.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2016 are discussed below:

Purchases

During the year ended December 31, 2016, subsidiaries acquired four income-producing apartment properties from third parties in the states of Arkansas, Florida, Georgia and Mississippi, increasing the total number of units by 723, for a combined purchase price of $79.7 million. In addition, we acquired four land parcels for future development for a total purchase price of $12.5 million, adding 36.3 acres to the development portfolio.

Sales

For the year ended December 31, 2016, ARI sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.4 million from the sale of these two properties. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

As of December 31, 2016, subsidiaries hold approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions ARI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. For the year ended December 31, 2016, we have expended $20.3 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

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

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence,” the officers and directors of ARL serve as officers and directors of TCI and IOT. TCI and IOT have business objectives similar to those of ARL. ARL’s officers and directors owe fiduciary duties to both IOT and TCI as well as to ARL under applicable law. In determining whether a particular investment opportunity will be allocated to ARL, IOT, or TCI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

In addition, as described in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence,” ARL competes with related parties of Pillar having similar investment objectives related to the acquisition, development, disposition, leasing and financing of real estate and real estate-related investments. In resolving any potential conflicts of interest which may arise, Pillar has informed ARL that it intends to exercise its best judgment as to what is fair and reasonable under the circumstances in accordance with applicable law.

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

Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which the Company has limited or no control, such as:

●	lack of demand for space in areas where the properties are located;

●	inability to retain existing tenants and attract new tenants;

●	oversupply of or reduced demand for space and changes in market rental rates;

●	defaults by tenants or failure to pay rent on a timely basis;

●	the need to periodically renovate and repair marketable space;

●	physical damage to properties;

●	economic or physical decline of the areas where properties are located; and

●	potential risk of functional obsolescence of properties over time.

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

Additionally, general construction and development activities include the following risks:

●	construction and leasing of a property may not be completed on schedule, which could result in increased expenses and construction costs, and would result in reduced profitability for that property;

●	construction costs may exceed original estimates due to increases in interest rates and increased cost of materials, labor or other costs, possibly making the property less profitable because of inability to increase rents to compensate for the increase in construction costs;

●	some developments may fail to achieve expectations, possibly making them less profitable;

●	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

●	we may abandon development opportunities after the initial exploration, which may result in failure to recover costs already incurred. If we determine to alter or discontinue its development efforts, future costs of the investment may be expensed as incurred rather than capitalized and we may determine the investment is impaired resulting in a loss;

●	we may expend funds on and devote management’s time to projects which will not be completed; and

●	occupancy rates and rents at newly-completed properties may fluctuate depending on various factors including market and economic conditions, and may result in lower than projected rental rates and reduced income from operations.

We face risks associated with property acquisitions.

We acquire individual properties and various portfolios of properties and intend to continue to do so. Acquisition activities are subject to the following risks:

●	when we are able to locate a desired property, competition from other real estate investors may significantly increase the seller’s offering price;

●	acquired properties may fail to perform as expected;

●	the actual costs of repositioning or redeveloping acquired properties may be higher than original estimates;

●	acquired properties may be located in new markets where we face risks associated with an incomplete knowledge or understanding of the local market, a limited number of established business relationships in the area and a relative unfamiliarity with local governmental and permitting procedures; and

●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into existing operations, and results of operations and financial condition could be adversely affected.

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

We had total indebtedness at December 31, 2016 of approximately $867.7 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

We rely on proceeds from property dispositions and third party capital sources for a portion of our capital needs, including capital for acquisitions and development. The public debt and equity markets are also among the sources upon which the Company relies. There is no guarantee that we will be able to access these markets or any other source of capital. The ability to access the public debt and equity markets depends on a variety of factors, including:

●	general economic conditions affecting these markets;

●	our own financial structure and performance;

●	the market’s opinion of real estate companies in general; and

●	the market’s opinion of real estate companies that own similar properties.

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

We plan to continue developing new projects as opportunities arise in the future. Development and construction activities entail a number of risks, including but not limited to the following:

●	we may abandon a project after spending time and money determining its feasibility;

●	construction costs may materially exceed original estimates;

●	the revenue from a new project may not be enough to make it profitable or generate a positive cash flow;

●	we may not be able to obtain financing on favorable terms for development of a property, if at all;

●	we may not complete construction and lease-ups on schedule, resulting in increased development or carrying costs; and

●	we may not be able to obtain, or may be delayed in obtaining, necessary governmental permits.

The overall business is subject to all of the risks associated with the real estate industry.

We are subject to all risks incident to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

●	our real estate assets are concentrated primarily in the southwest and any deterioration in the general economic conditions of this region could have an adverse effect;

●	changes in interest rates may make the ability to satisfy overall debt service requirements more burdensome;

●	lack of availability of financing may render the purchase, sale or refinancing of a property more difficult or unattractive;

●	changes in real estate and zoning laws;

●	increases in real estate taxes and insurance costs;

●	federal or local regulations or rent controls;

●	acts of terrorism, and

●	hurricanes, tornadoes, floods, earthquakes and other similar natural disasters.

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

Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

●	downturns in the national, regional and local economic conditions (particularly increases in unemployment);

●	competition from other office, apartment and commercial buildings;

●	local real estate market conditions, such as oversupply or reduction in demand for office, apartments or other commercial space;

●	changes in interest rates and availability of financing;

●	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

●	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

●	civil disturbances, earthquakes and other natural disasters, or terrorist acts or acts of war which may result in uninsured or underinsured losses;

●	significant expenditures associated with each investment, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

●	declines in the financial condition of our tenants and our ability to collect rents from our tenants; and

●	decreases in the underlying value of our real estate.

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

Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, and financial condition as a result of the following, among other potential consequences:

●	the financial condition of our tenants may be adversely affected which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

●	significant job losses within our tenants may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

●	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

●	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

●	one or more lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

None.

ITEM 2. PROPERTIES

On December 31, 2016, our portfolio consisted of 59 income-producing properties consisting of 50 apartment communities totaling 8,266 units, 8 commercial properties consisting of 5 office buildings and 3 retail centers; and a golf course. In addition, we own or control 3,666 acres of improved and unimproved land held for future development or sale. The average annual rental and other property revenue dollar per square foot is $11.19 for the Company’s residential apartment portfolio and $14.91 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest, all of which are suitable and adequate for the purpose for which each is utilized:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	87.5%
Blue Lake Villas I	Waxahachie, TX	186	89.2%
Blue Lake Villas II	Waxahachie, TX	70	90.0%
Breakwater Bay	Beaumont, TX	176	90.9%
Bridgewood Ranch	Kaufman, TX	106	98.1%
Capitol Hill	Little Rock, AR	156	93.3%
Centennial Village	Oak Ridge TN	252	95.6%
Crossing at Opelika	Opelika AL	168	98.8%
Curtis Moore Estates	Greenwood, MS	104	90.4%
Dakota Arms	Lubbock, TX	208	89.4%
David Jordan Phase II	Greenwood, MS	32	90.6%
David Jordan Phase III	Greenwood, MS	40	87.5%
Desoto Ranch	DeSoto, TX	248	89.1%
Falcon Lakes	Arlington, TX	248	96.0%
Heather Creek	Mesquite, TX	200	93.5%
Lake Forest	Houston, TX	240	89.2%
Legacy at Pleasant Grove	Texarkana, TX	208	88.9%
Lodge at Pecan Creek	Denton, TX	192	92.7%
Mansions of Mansfield	Mansfield, TX	208	95.2%
Metropolitan	Little Rock, AR	260	81.2%
Mission Oaks	San Antonio, TX	228	96.5%
Monticello Estate	Monticello, AR	32	87.5%
Northside on Travis	Sherman, TX	200	96.0%
Oak Hollow	Seguin TX	160	91.3%
Oceanaire	Biloxi, MS	196	91.3%
Overlook @ Allensville	Sevierville TN	144	97.9%
Parc at Clarksville	Clarksville, TN	168	92.3%
Parc at Denham Springs	Denham Springs, LA	224	71.8%
Parc at Maumelle	Little Rock, AR	240	92.5%
Parc at Metro Center	Nashville, TN	144	97.9%
Parc at Rogers	Rogers, AR	250	98.0%
Residences at Holland Lake	Weatherford TX	208	95.2%
Preserve at Pecan Creek	Denton, TX	192	93.8%
Preserve at Prairie Point	Lubbock, TX	184	95.1%
Riverwalk Phase I	Greenville, MS	32	87.5%
Riverwalk Phase II	Greenville, MS	72	86.1%
Sawgrass Creek	New Port Richey, FL	45	95.6%
Sonoma Court	Rockwall, TX	124	91.1%
Sugar Mill	Baton Rouge, LA	160	95.0%
Tattersall Village	Hinesville, GA	222	95.0%
Toulon	Gautier, MS	240	97.9%
Tradewinds	Midland TX	214	90.2%
Villager Apts	Fort Walton FL	33	97.0%
Villas at Park West I	Pueblo, CO	148	93.9%
Villas at Park West II	Pueblo, CO	112	92.0%
Vista Ridge	Tupelo MS	160	91.3%
Vistas of Vance Jackson	San Antonio, TX	240	90.4%
Waterford at Summer Park	Rosenberg TX	196	91.3%
Westwood Apts	Mary Ester FL	120	98.3%
Windsong	Fort Worth, TX	188	96.8%
	Total Apartments	8,226

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	512,033	87.1%
770 South Post Oak	Houston, TX	94,792	97.2%
Browning Place (Park West I)	Farmers Branch, TX	625,378	66.6%
Senlac (VHP)	Farmers Branch, TX	2,812	100.0%
Stanford Center	Dallas, TX	333,234	97.8%
	Total Office Buildings	1,568,249

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	90.9%
Cross County Mall	Matoon, IL	306,609	56.3%
Fruitland Park	Fruitland Park, FL	6,722	100.0%
	Total Retail Centers	435,536

	Total Commercial	2,003,785

Golf Course	Location	Acres
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	96.09

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2017	98,884	$1,794,900	$18.15	4.9%	6.4%
2018	233,433	3,792,229	16.25	11.6%	13.6%
2019	309,343	5,459,692	17.65	15.4%	19.6%
2020	119,547	2,346,184	19.63	6.0%	8.4%
2021	120,934	2,447,251	20.24	6.0%	8.8%
2022	206,039	4,670,002	22.67	10.3%	16.7%
2023	231,362	2,344,412	10.13	11.5%	8.4%
2024	68,738	1,211,100	17.62	3.4%	4.3%
2025	127,499	2,727,050	21.39	6.4%	9.8%
Thereafter	67,291	1,110,013	16.50	3.4%	4.0%
Total	1,583,070	$27,902,834		79.2%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2016, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

The table below shows information related to the land parcels we own as of December 31, 2016:

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Dominion Mercer	Farmers Branch, TX	5.29
Gautier	Gautier, MS	3.46
GNB	Farmers Branch, TX	45.00
Hollywood Casino Tract II	Farmers Branch, TX	13.85
Lacy Longhorn	Farmers Branch, TX	5.08
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Luna Ventures	Farmers Branch, TX	26.71
McKinney 36	Collin County, TX	9.77
Meloy/Portage	Kent, OH	52.95
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	6.25
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Senlac	Farmers Branch, TX	8.49
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	16.80
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,884.07
	Total Land/Development	3,268.46

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	15.52
LaDue	Farmers Branch, TX	8.01
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Valwood land	Farmers Branch, TX	16.87
Walker/Cummings	Dallas County, TX	82.59
Whorton	Bentonville, AR	64.44
	Total Land Subject to Sales Contract	397.79

	Total Land	3,666.25

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

ARL’s common stock is listed and traded on the NYSE under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE for the quarters ended:

	2016		2015
	High	Low	High	Low
First Quarter	$5.83	$3.89	$5.90	$4.26
Second Quarter	$7.05	$4.44	$5.95	$4.66
Third Quarter	$7.81	$5.19	$7.49	$4.09
Fourth Quarter	$7.93	$4.92	$7.19	$4.75

On March 10, 2017, the closing market price of ARL’s common stock on the NYSE $6.67 per share, and was held by approximately 3,036 stockholders of record.

ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2016, 2015 or 2014. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2016, 2,000,614 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares repurchased during the year ended December 31, 2016.

ITEM 6.     SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$119,663	$104,188	$79,412	$80,750	$81,849
Total operating expenses	105,029	97,880	82,611	96,426	73,602
Operating income (loss)	14,634	6,308	(3,199)	(15,676)	8,247
Other expenses	(36,325)	(31,622)	(15,511)	(35,264)	(20,021)
Loss before gain on land sales, non-controlling interest, and taxes	(21,691)	(25,314)	(18,710)	(50,940)	(11,774)
Gain on sale of income-producing properties	16,207	—	—	—	—
Gain (loss) on land sales	3,121	21,648	561	(455)	5,475
Income tax benefit (expense)	(46)	(517)	20,413	40,513	(144)
Net income (loss) from continuing operations	(2,409)	(4,183)	2,264	(10,882)	(6,443)
Net income (loss) from discontinuing operations	(1)	896	37,909	62,606	(268)
Net income (loss)	(2,410)	(3,287)	40,173	51,724	(6,711)
Net income (loss) attributable to non-controlling interest	(322)	1,327	(9,288)	(10,448)	1,126
Net income (loss) attributable to American Realty Investors, Inc.	(2,732)	(1,960)	30,885	41,276	(5,585)
Preferred dividend requirement	(1,101)	(1,216)	(2,043)	(2,452)	(2,452)
Net income (loss) applicable to common shares	$(3,833)	$(3,176)	$28,842	$38,824	$(8,037)

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.25)	$(0.27)	$(0.71)	$(2.07)	$(0.67)
Income (loss) from discontinued operations	—	0.06	2.99	5.43	(0.02)
Net income (loss) applicable to common shares	$(0.25)	$(0.21)	$2.28	$3.36	$(0.69)
Weighted average common shares used in computing earnings per share	15,514,360	15,111,107	12,683,956	11,525,389	11,525,389

Earnings per share - diluted
Income (loss) from continuing operations	$(0.25)	$(0.27)	$(0.71)	$(2.07)	$(0.67)
Income (loss) from discontinued operations	—	0.06	2.99	5.43	(0.02)
Net income (loss) applicable to common shares	$(0.25)	$(0.21)	$2.28	$3.36	$(0.69)
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,111,107	12,683,956	11,525,389	11,525,389

BALANCE SHEET DATA
Real estate, net	$901,006	$853,507	$699,763	$700,294	$930,433
Notes and interest receivable, net	126,564	120,243	134,366	136,815	103,469
Total assets	1,174,909	1,117,368	965,498	943,322	1,135,345
Notes and interest payables	851,095	804,760	659,059	659,042	869,857
Shareholders’ equity	176,131	176,889	179,588	134,861	85,104
Book value per share	11.35	11.71	14.16	11.70	7.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination;

●	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

●	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and a golf course. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2016 we acquired $92.2 million and sold $51.4 million of land and income-producing properties. As of December 31, 2016, we owned 8,266 units in 50 residential apartment communities, eight commercial properties comprising approximately 2.0 million rentable square feet and a golf course. In addition, we own 3,666 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

The Company, in accordance with the VIE guidance in ASC 810 “Consolidations,” consolidated 50 and 48 multifamily residential properties located throughout the United States at December 31, 2016 and 2015, respectively, ranging from 32 units to 260 units. Assets totaling approximately $442 million and approximately $457 million at December 31, 2016 and 2015, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real Estate Assets Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2016 or 2015.

Effective as of January 1, 2015, we adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in Item 1 “Significant Real Estate Acquisitions/Dispositions and Financing.” Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt, if appropriate, and property operations, remained on the books of the Company. We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.”

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

The following discussion is based on our Consolidated Statements of Operations for the year ended December 31, 2016, 2015 and 2014 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.” The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2016, 2015 and 2014, we owned or had interests in a portfolio of 59, 58 and 47 income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2016 for the year presented. The table below shows the number of income-producing properties held by year.

	2016	2015	2014

Continued operations	59	58	46
Sales subsequent to year end	—	—	1
Total property portfolio	59	58	47

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015:

For the year ended December 31, 2016, we reported net loss applicable to common shares of $3.8 million or ($0.25) per diluted earnings per share compared to a net loss applicable to common shares of $3.2 million or ($0.21) per diluted earnings per share for the year ended December 31, 2015. The current year net loss applicable to common shares of $3.8 million includes gain on income-producing properties of $16.2 million and gain on land sales of $3.1 million compared to the prior year net loss applicable to common shares of $3.2 million which includes gain on land sales of $21.6 million, a provision on the impairment of real estate assets of $5.3 million and net income from discontinued operations of $0.9 million.

Revenues

Rental and other property revenues were $119.7 million for the year ended December 31, 2016. This represents an increase of $15.5 million compared to the prior year revenues of $104.2 million. The change by segment is an increase in the apartment portfolio of $13.1 million and an increase in the commercial portfolio of $2.5 million, partially offset by a decrease of $0.1 million in the other portfolio. We purchased 12 apartment communities during the year ended December 31, 2015, which produced rental revenue of $21.7 million and $10.2 million during the years ended December 31, 2016 and 2015, respectively, for a net increase of $11.5 million. In addition, we purchased two apartment properties during 2016 that produced revenues of $2.0 million and we had a decrease in rental revenue of approximately $0.9 million for two apartment communities sold during 2016. The $2.5 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expenses

Property operating expenses were $63.0 million for the year ended December 31, 2016. This represents an increase of $9.0 million compared to the prior year operating expenses of $54.0 million. The change by segment is an increase in the apartment portfolio of $5.8 million, an increase in the commercial portfolio of $2.6 million and an increase in the land portfolio of $0.7 million, partially offset by a decrease in the other portfolio of $0.2 million. The Company added a net 2,145 apartment units during 2015 and 723 units during 2016.  Property operating expenses for our commercial portfolio increased $2.6 million due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015.

Depreciation and amortization expenses were $23.8 million for the year ended December 31, 2016. This represents an increase of $2.4 million compared to prior year depreciation of $21.4 million. The increase is primarily due to the growth in our apartment portfolio which had an increase of $2.3 million year-over-year.

General and administrative expenses were $7.1 million dollars for the year ended December 31, 2016. This represents an increase of $0.2 million compared to the prior year general and administrative expenses of $6.9 million.

There was no provision for impairment of real estate assets for the year ended December 31, 2016 compared to the prior year provision of $5.3 million, related to the golf course and related assets located in the U.S. Virgin Islands.

Net income fee was $0.3 million for the year ended December 31, 2016. This represents an decrease of $0.2 million compared to the prior year net income fee of $0.5 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $10.9 million for the year ended December 31, 2016. This represents an increase of $1.1 million compared to the prior year advisory fees of $9.8 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $20.5 million for the year ending December 31, 2016. This represents an increase of $3.8 million compared to the prior year interest income of $16.7 million dollars. This increase was primarily due to the year-over-year increase in the receivable from our Advisor.

Other income was $2.1 million for the year ending December 31, 2016. This represents a decrease of $2.0 million compared to prior year other income of $4.1 million. The increase is primarily due to a property with a negotiated settlement of a debt with the lender during 2015.

Mortgage and loan interest expense was $59.4 million for the year ended December 31, 2016. This represents an increase of $6.9 million compared to the prior year expense of $52.5 million. The change by segment is an increase in the other portfolio of $7.4 million, an increase in the apartment portfolio of $1.7 million and an increase in the commercial portfolio of $0.3 million, partially offset by a decrease in the land portfolio of $2.5 million. Within the other portfolio, the increase is due to incurring new mezzanine debt obligations during 2015. The increase in the apartment portfolio was primarily due to the acquisition of new properties, partially offset by the refinancing of five loans during 2016 at lower rates.

Gain on sale of income-producing properties was $16.2 million for the year ended December 31, 2016. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.2 million from the sale of these two properties. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

Gain on land sales was $3.1 million and $21.6 million for the years ended December 31, 2016 and 2015, respectively. During 2016, we sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. During 2015, we sold approximately 595 acres of land for a sales price of $107.3 million and recorded a gain of $18.9 million. In addition, we recognized $2.7 million in deferred gain from prior years land sales during the year ended December 31, 2015.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014:

For the year ended December 31, 2015, we reported a net loss applicable to common shares of $3.2 million or ($0.21) per diluted earnings per share compared to a net income applicable to common shares of $28.8 million or $2.28 per diluted earnings per share for the same period ended 2014. The net loss applicable to common shares of $3.2 million during the year ended December 31, 2015 included gain on land sales of $21.6 million, a provision on the impairment of real estate assets of $5.3 million and net income from discontinued operations of $0.9 million compared to net income applicable to common shares of $28.8 million for the year ended December 31, 2014, which included a gain on land sales of $0.6 million and net income from discontinued operations of $37.9 million.

Revenues

Rental and other property revenues were $104.2 million for the year ended December 31, 2015. This represents an increase of $24.8 million, as compared to the prior year revenues of $79.4 million. The change by segment is an increase in the apartment portfolio of $14.7 million and an increase in the commercial portfolio of $10.1 million. The increase in the apartment and commercial portfolios is mainly due to the acquisition of new properties. Our apartment portfolio continues to excel in the current economic conditions with occupancies averaging over 94% and increasing rental rates. We have been able to surpass expectations due to the high-quality product offered, strength of our management team and our commitment to our tenants. The increase in the commercial segment is also due to a high rise in the occupancy rate of the commercial complexes, in 2015 the average occupancy rate was over 86%. Our commercial portfolio is performing significantly better than in previous periods and we anticipate that it will continue to improve as the Company has been successful in attracting high-quality tenants and expects to continue to see the benefits of those new leases in the future. We continue to work aggressively to attract new tenants and strive for continuous improvement of our properties in order to maintain our existing tenants.

Expenses

Property operating expenses were $54.0 million for the year ended December 31, 2015. This represents an increase of $11.9 million, as compared to the prior year operating expenses of $42.1 million. The change by segment is an increase in the apartment portfolio of $7.4 million, an increase in the commercial portfolio of $4.7 million. Within the apartment portfolio there was an increase of $5.9 million in the acquired properties portfolio, and an increase of $1.5 million in the same property portfolio. Within the commercial portfolio there was an increase of $3.6 million in the acquired properties portfolio and an increase of $1.1 million in the same store properties. The increase in the apartment portfolio was due to the acquisition of new properties throughout the year. The increase in the commercial portfolio was due to an acquisition of a property within the year and an increase in real estate taxes.

Depreciation and amortization expenses were $21.4 million for the year ended December 31, 2015. This represents an increase of $3.8 million compared to prior year depreciation of $17.6 million. Within the apartment and commercial portfolios, the majority of this change is due to the acquisition of new properties and an increase in tenant improvements and repairs projects.

General and administrative expenses were $6.9 million dollars for the year ended December 31, 2015. This represents a decrease of $3.4 million compared to the prior year general and administrative expenses of $10.3 million. The majority of this change is due to decreases in legal expenses and franchise taxes in the current year.

The provision for impairment of real estate assets was $5.3 million for the year ended December 31, 2015. There was no provision for impairment expense in the prior year. During 2015, the Company recorded an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands. This impairment was due to the decision to sell the development parcels in the U.S. Virgin Islands which resulted in a decrease in the estimated fair value of the remaining assets.

Net income fee was $0.5 million for the year ended December 31, 2015. This represents a decrease of $3.2 million compared to the prior year net income fee of $3.7 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $9.8 million for the year ended December 31, 2015. This represents an increase of $0.9 million compared to the prior year advisory fees of $8.9 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $16.7 million for the year ending December 31, 2015. This represents a decrease of $3.4 million compared to the prior year interest income of $20.1 million dollars. The majority of this decrease is due to the recognition of uncollectable interest in the prior year on notes receivable.

Other income was $4.1 million for the year ending December 31, 2015. This represents an increase of $2.7 million compared to the prior year other income of $1.4 million. The increase is primarily due to a property with a negotiated settlement of a debt with the lender.

Mortgage and loan interest expense was $52.5 million for the year ended December 31, 2015. This represents an increase of $9.5 million compared to the prior year expense of $40.8 million. The change by segment is an increase in the apartment portfolio of $4.3 million, an increase in the commercial portfolio of $0.8 million, and an increase in the other portfolio of $6.6 million. Within the apartment and commercial portfolios, the majority of the increase is due to the acquisition of new properties, offset by loan refinancings at lower rates. Within the other portfolio, the majority of the increase is due to incurring two new mezzanine debt obligations during 2015.

Litigation settlement expenses were $0.4 million for the year ended December 31, 2015. This represents an increase of $3.9 million compared to the prior year credit of $3.6 million. This variance is due to the settlement of a debt resulting in a gain of $3.5 million in the prior year.

Gain on land sales was $21.6 million for the year ended December 31, 2015. During 2015, we sold approximately 595 acres of land in eleven transactions for a sales price of $107.3 million and recorded a gain of $18.9 million. In addition, we recognized $2.7 million in deferred gain from prior years land sales.  During the year ended December 31, 2014, we recorded a gain on land sales of $0.6 million.

Discontinued Operations

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment,” which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

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

There were no sales of income-producing properties during 2016 or 2015 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (dollars in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Revenues:
Rental and other property revenues	$—	$355	$5,612
	—	355	5,612
Expenses:
Property operating expenses	2	(345)	2,350
Depreciation	—	—	751
General and administrative	—	99	451
Total operating expenses	2	(246)	3,552

Other income (expense):
Other income (expense)	—	45	(507)
Mortgage and loan interest	—	(2)	(3,204)
Loan charges and prepayment penalties	—	—	(1,656)
Litigation settlement	—	—	(250)
Total other expenses	—	43	(5,617)

Income (loss) from discontinued operations before gain on sale of real estate and taxes	(2)	644	(3,557)
Gain on sale of real estate from discontinued operations	—	735	61,879
Income tax expense	1	(483)	(20,413)
Income from discontinued operations	$(1)	$896	$37,909

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures, including tenant improvements and leasing costs;

●	fund development costs not covered under construction loans; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collections of receivables from related companies;

●	refinancing of existing debt; and

●	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock and preferred stock. Management anticipates that our cash at December 31, 2016, along with cash that will be generated in 2017 from property operations, may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Historically, management has been successful at refinancing and extending a portion of the Company’s current maturity obligations and selling assets as necessary to meet current obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2016	2015	Variance

Net cash provided by (used in) operating activities	$17,446	$(34,509)	$34,509
Net cash used in investing activities	(61,100)	(130,348)	130,348
Net cash provided by financing activities	45,944	167,790	(167,790)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the year ended December 31, 2016, we acquired 4 apartment properties and 4 developmental land properties.

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

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2016 are shown in the table below (dollars in thousands):

	Total	2017	2018	2019-2021	Thereafter
Long-term debt obligation (1)	$1,333,106	$180,432	$91,162	$215,058	$846,454
Operating lease obligation	32,695	536	545	1,695	29,919
Total	$1,365,801	$180,968	$91,707	$216,753	$876,373

(1)	ARL’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2016, our $867.7 million debt portfolio consisted of approximately $827.9 million of fixed-rate debt and approximately $39.8 million of variable-rate debt with interest rates ranging from 4.75% to 12.0%. Our overall weighted average interest rate at December 31, 2016 and 2015 was 4.91% and 4.66%, respectively.

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

The following table contains only those exposures that existed at December 31, 2016. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Note Receivable
Fixed interest rate - fair value							$134,230
Instrument’s maturities	$37,966	$14,301	$5,896	$5,907	$174	$69,985	$134,230
Instrument’s amortization	—	—	—	—	—	—	—
Interest	12,494	11,153	9,497	8,446	8,415	100,779	150,784
Average Rate	9.31%	11.59%	11.59%	11.10%	11.99%	12.00%

	2017	2018	2019	2020	2021	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$39,779
Instrument’s maturities	$1,995	$—	$—	$—	$—	$—	$1,995
Instrument’s amortization	36,202	211	224	238	157	752	37,784
Interest	382	95	81	67	54	110	789
Average Rate	5.65%	5.83%	5.77%	0.00%	0.00%	0.00%

Fixed interest rate - fair value							$827,932
Instrument’s maturities	$11,640	$2,477	$18,649	$15,990	$—	$33,729	$82,484
Instrument’s amortization	90,278	53,568	51,262	35,388	15,673	499,278	745,448
Interest	39,935	34,811	29,938	24,622	22,715	312,585	464,606
Average Rate	9.37%	0.23%	11.03%	10.08%	0.00%	0.38%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. American Realty Investors, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 16, American Realty Investors, Inc.’s management intends to sell land and income-producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. Schedules III and IV are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements. American Realty Investors, Inc.’s management is responsible for these schedules. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Farmer, Fuqua & Huff, PC

Richardson, Texas

March 31, 2017

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,017,684	$954,390
Real estate subject to sales contracts at cost, net of depreciation	48,919	49,155
Less accumulated depreciation	(165,597)	(150,038)
Total real estate	901,006	853,507
Notes and interest receivable
Performing (including $125,799 in 2016 and $125,915 in 2015 from related parties)	143,601	137,280
Less allowance for estimated losses (including $15,537 in 2016 and $15,537 in 2015 from related parties)	(17,037)	(17,037)
Total notes and interest receivable	126,564	120,243
Cash and cash equivalents	17,522	15,232
Restricted cash	38,399	45,711
Investments in unconsolidated subsidiaries and investees	6,087	8,365
Receivable from related party	24,672	28,147
Other assets	60,659	46,163
Total assets	$1,174,909	$1,117,368

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$845,107	$797,962
Notes related to assets held for sale	376	376
Notes related to assets subject to sales contracts	5,612	6,422
Deferred revenue (including $70,935 in 2016 and $70,892 in 2015 from sales to related parties)	91,380	91,336
Accounts payable and other liabilities (including $10,854 in 2016 and $7,236 in 2015 to related parties)	56,303	44,383
	998,778	940,479

Shareholders’ equity:

Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 shares in 2016 and 2015 (liquidation preference $10 per share), including 900,000 shares in 2016 and 2015 held by ARL	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 shares and outstanding 15,514,360 shares in 2016 and 2015, including 140,000 shares held by TCI (consolidated) in 2016 and 2015	159	156
Treasury stock at cost; 415,785 shares in 2016 and 2015, and 140,000 shares held by TCI (consolidated) as of 2016 and 2015	(6,395)	(6,395)
Paid-in capital	111,510	109,861
Retained earnings	14,398	17,130
Total American Realty Investors, Inc. shareholders’ equity	121,877	122,957
Non-controlling interest	54,254	53,932
Total equity	176,131	176,889
Total liabilities and equity	$1,174,909	$1,117,368

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014

	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $708, $726 and $701 for the year ended 2016, 2015 and 2014, respectively, from related parties)	$119,663	$104,188	$79,412

Expenses:
Property operating expenses (including $900, $770 and $645 for the year ended 2016, 2015 and 2014, respectively, from related parties)	62,950	54,002	42,124
Depreciation	23,785	21,418	17,593
General and administrative (including $4,053, $3,855 and $3,628 for the year ended 2016, 2015 and 2014, respectively, from related parties)	7,119	6,893	10,282
Provision on impairment of real estate assets	—	5,300	—
Net income fee to related party	257	492	3,669
Advisory fee to related party	10,918	9,775	8,943
Total operating expenses	105,029	97,880	82,611
Operating income (loss)	14,634	6,308	(3,199)

Other income (expense):
Interest income (including $18,864, $15,859 and $19,029 for the year ended 2016, 2015 and 2014, respectively, from related parties)	20,453	16,674	20,054
Other income	2,091	4,106	1,415
Mortgage and loan interest (including $5,300, $3,774 and $3,660 for the year ended 2016, 2015 and 2014, respectively, from related parties)	(59,362)	(52,477)	(40,826)
Loss on the sale of investments	—	(1)	(92)
Earnings from unconsolidated subsidiaries and investees	493	428	347
Litigation settlement	—	(352)	3,591
Total other expenses	(36,325)	(31,622)	(15,511)
Loss before gain on sales, non-controlling interest and taxes	(21,691)	(25,314)	(18,710)
Gain on sale of income-producing properties	16,207	—	—
Gain on land sales	3,121	21,648	561
Loss from continuing operations before tax	(2,363)	(3,666)	(18,149)
Income tax benefit (expense)	(46)	(517)	20,413
Net income (loss) from continuing operations	(2,409)	(4,183)	2,264
Discontinued operations:
Income (loss) from discontinued operations	(2)	644	(3,557)
Gain on sale of real estate from discontinued operations	—	735	61,879
Income tax expense from discontinued operations	1	(483)	(20,413)
Net income (loss) from discontinued operations	(1)	896	37,909
Net income (loss)	(2,410)	(3,287)	40,173
Net (income) loss attributable to non-controlling interests	(322)	1,327	(9,288)
Net income (loss) attributable to American Realty Investors, Inc.	(2,732)	(1,960)	30,885
Preferred dividend requirement	(1,101)	(1,216)	(2,043)
Net income (loss) applicable to common shares	$(3,833)	$(3,176)	$28,842

Earnings per share - basic
Loss from continuing operations	$(0.25)	$(0.27)	$(0.71)
Income from discontinued operations	—	0.06	2.99
Net income (loss) applicable to common shares	$(0.25)	$(0.21)	$2.28

Earnings per share - diluted
Loss from continuing operations	$(0.25)	$(0.27)	$(0.71)
Income from discontinued operations	—	0.06	2.99
Net income (loss) applicable to common shares	$(0.25)	$(0.21)	$2.28

Weighted average common shares used in computing earnings per share	15,514,360	15,111,107	12,683,956
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,111,107	12,683,956

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(2,731)	$(2,856)	$(7,024)
Income (loss) from discontinued operations	(1)	896	37,909
Net income (loss)	$(2,732)	$(1,960)	$30,885

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2016

(dollars in thousands)

				Common Stock					Non-controlling
	Total Capital	Comprehensive Loss	Preferred Stock	Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Controlling Interest
Balance, December 31, 2013	$134,861	$(93,213)	$4,908	11,941,174	$115	$(6,395)	$102,974	$(11,795)	$45,054
Net income	40,173	40,173	—	—	—	—	—	30,885	9,288
Distribution to non-controlling interests	(333)	—	—	—	—	—	(302)	—	(31)
Sale of controlling interest	(289)	—	—	—	—	—	(289)	—	—
Conversion of preferred stock into common stock	7,219	—	(1,782)	2,502,230	26	—	8,038	—	937
Series A preferred stock cash dividend ($1.00 per share)	(2,043)	—	—	—	—	—	(2,043)	—	—
Balance, December 31, 2014	$179,588	$(53,040)	$3,126	14,443,404	$141	$(6,395)	$108,378	$19,090	$55,248
Net loss	(3,287)	(3,287)	—	—	—	—	—	(1,960)	(1,327)
Contribution from non-controlling interests	11	—	—	—	—	—	—	—	11
Assumption of non-controlling interests	(470)	—	—	—	—	—	(470)	—	—
Conversion of preferred stock into common stock	2,263	—	(921)	1,486,741	15	—	3,169	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,216)	—	—	—	—	—	(1,216)	—	—
Balance, December 31, 2015	$176,889	$(56,327)	$2,205	15,930,145	$156	$(6,395)	$109,861	$17,130	$53,932
Net loss	(2,410)	(2,410)	—	—	—	—	—	(2,732)	322
Assumption of non-controlling interests	(268)	—	—	—	—	—	(268)	—	—
Sale of non-controlling interests	3,021	—	—	—	3	—	3,018	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,101)	—	—	—	—	—	(1,101)	—	—
Balance, December 31, 2016	$176,131	$(58,737)	$2,205	15,930,145	$159	$(6,395)	$111,510	$14,398	$54,254

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2016	2015	2014
	(dollars in thousands)
Net income (loss)	$(2,410)	$(3,287)	$40,173
Comprehensive (income) loss attributable to non-controlling interest	(322)	1,327	(9,288)
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$(2,732)	$(1,960)	$30,885

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$(2,410)	$(3,287)	$40,173
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
Gain on sale of land	(3,121)	(21,648)	(561)
Gain on sale of income-producing properties	(16,207)	(735)	(61,879)
Depreciation and amortization	23,785	21,418	18,345
Provision on impairment of real estate assets	—	5,300	—
Amortization of deferred borrowing costs	4,357	2,842	4,017
Losses from unconsolidated subsidiaries and investees	493	1,327	54
(Increase) decrease in assets:
Accrued interest receivable	(1,151)	(1,242)	10,095
Other assets	(2,343)	2,683	2,034
Prepaid expense	(9,222)	(13,851)	(2,071)
Escrow	7,584	(1,261)	(17,232)
Earnest money	(571)	(1,193)	180
Rent receivables	2,844	(2,168)	(1,384)
Increase (decrease) in liabilities:
Accrued interest payable	3,475	(255)	157
Related party payables	(706)	(11,027)	(7,329)
Other liabilities	10,639	(11,412)	(22,567)
Net cash provided by (used in) operating activities	17,446	(34,509)	(37,968)

Cash Flow From Investing Activities:
Proceeds from notes receivables	6,532	14,744	27,767
Origination of notes receivables	(11,703)	(18,055)	(34,092)
Acquisition of land held for development	(12,508)	—	(5,936)
Acquisition of income producing properties	(79,736)	(207,313)	(78,557)
Proceeds from sale of income producing properties	21,850	—	132,917
Proceeds from sale of land	29,128	108,356	8,391
Investment in unconsolidated real estate entities	2,278	4,086	(544)
Improvement of land held for development	(3,023)	(6,158)	(3,137)
Improvement of income producing properties	(5,998)	(8,955)	(5,019)
Acquisition of non-controlling interest	—	—	—
Sale of non-controlling interest	—	(336)	(289)
Sale of controlling interest	3,021	—	—
Construction and development of new properties	(10,941)	(16,717)	(3,016)
Net cash provided by (used in) investing activities	(61,100)	(130,348)	38,485

Cash Flow From Financing Activities:
Proceeds from notes payable	242,215	412,326	183,766
Recurring amortization of principal on notes payable	(22,851)	(26,668)	(22,243)
Payments on maturing notes payable	(173,160)	(195,549)	(163,494)
Debt assumption by buyer	—	(16,688)	—
Deferred financing costs	841	(6,734)	(6,959)
Stock-secured borrowings	—	—	(568)
Distributions to non-controlling interests	—	11	(333)
Preferred stock dividends - Series A	(1,101)	(1,216)	(2,043)
Conversion of preferred stock into common stock	—	2,308	7,219
Net cash provided by (used in) financing activities	45,944	167,790	(4,655)

Net increase (decrease) in cash and cash equivalents	2,290	2,933	(4,138)
Cash and cash equivalents, beginning of period	15,232	12,299	16,437
Cash and cash equivalents, end of period	$17,522	$15,232	$12,299

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,945	$44,672	$37,158

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

Certain balances for 2015 and 2014 have been reclassified to conform to the 2016 presentation.

NOTE 1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.

The Company, a Nevada corporation that was formed in 1999, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”).  Over 80% of ARL’s stock is owned by related party entities. ARL and a subsidiary own approximately 78% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, whose common stock is traded on the NYSE under the symbol (“TCI”).

TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOT”). Effective July 17, 2009, IOT’s financial results were consolidated with those of ARL and TCI and their subsidiaries. IOT’s common stock is traded on the New York Stock Exchange (“NYSE MKT”) under the symbol (“IOT”).

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

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2016, we owned 50 residential apartment communities comprising of 8,266 units, eight commercial properties comprising an aggregate of approximately 2.0 million rentable square feet, and an investment in 3,666 acres of undeveloped and partially developed land, and a golf course comprising approximately 96.1 acres.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidated 50 and 48 multifamily residential properties located throughout the United States at December 31, 2016 and 2015, respectively, with total units of 8,226 and 7,983, respectively.  Assets totaling approximately $442 million and approximately $457 million at December 31, 2016 and 2015, respectively, were consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real estate held for sale.  We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2016 or 2015.

Effective as of January 1, 2015, we adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding discontinued operations. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.

Any properties that are treated as “subject to sales contract” on the Consolidated Balance Sheets and are listed in detail in Schedule III, “Real Estate and Accumulated Depreciation” are those in which we have not recognized the legal sale according to the guidance in ASC 360-20 due to various factors, disclosed in Item 1 “Significant Real Estate Acquisitions/Dispositions and Financing.” Any sale transaction where the guidance reflects that a sale had not occurred, the asset involved in the transaction, including the debt, if appropriate, and property operations, remained on the books of the Company. We continue to charge depreciation to expense as a period costs for the property until such time as the property has been classified as held for sale in accordance with guidance reflected in ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets.”

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3	Unobservable inputs that are significant to the fair value measurement.

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

Concentration of credit risk. The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2016 and 2015, the Company maintained balances in excess of the insured amount.

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

NOTE 2.     REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2016	2015

Apartments	$694,351	$622,761
Apartments under construction	25,288	18,230
Commercial properties	218,857	215,609
Land held for development	79,188	97,790
Real estate held for sale	—	—
Real estate subject to sales contract	48,919	49,155
Total real estate, at cost, less impairment	1,066,603	1,003,545
Less accumulated deprecation	(165,597)	(150,038)
Total real estate, net of depreciation	$901,006	$853,507

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

Provision for Impairment Losses

During the year ended December 31, 2015, the Company recorded an impairment of $5.3 million for the golf course and related assets located in the U.S. Virgin Islands. This impairment relates to the decision to sell the development parcels in the U.S. Virgin Islands and the resultant decrease in the estimated fair value of the remaining assets. There was no provision for impairment for the years ended December 31, 2016 and 2014.

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

		Fair Value Measurements Using (dollars in thousands):
December 31, 2015	Fair Value	Level 1	Level 2	Level 3
Commercial	$3,000	$—	$—	$3,000

During 2015, our golf course, with a carrying value of approximately $8.3 million, was written down to its fair value of $3.0 million resulting in an impairment charge of $5.3 million. The method used to determine fair value was an analysis of the discounted cash flow of the asset.

There was no provision for impairment during the years ended December 31, 2016 and 2014.

The highlights of our significant real estate transactions for the year ended December 31, 2016, are discussed below.

Purchases

During the year ended December 31, 2016, the Company acquired four income-producing apartment properties from third parties in the states of Arkansas, Florida, Georgia and Mississippi, increasing the total number of units by 422, for a combined purchase price of $79.7 million. In addition, we acquired three land parcels for future development for a total purchase price of $12.5 million, adding 36.3 acres to the development portfolio.

Sales

For the year ended December 31, 2016, TCI sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million. We recorded an aggregate $3.1 million gain from the land sales. In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.2 million from the sale of these two properties. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

As of December 31, 2016, subsidiaries hold approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, we deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2016, we have expended $20.3 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01 /20	12.00%	$5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01 /17	3.00%	7,000	Unsecured
Oulan-Chikh Family Trust	03 /21	8.00%	174	Secured
Realty Advisors Management, Inc. (1)	12 /19	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12 /32	12.00%	2,097	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12 /32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12 /32	12.00%	5,059	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12 /32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	9,100	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12 /32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12 /32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12 /32	12.00%	2,272	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12 /32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12 /32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12 /32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12 /32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12 /32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12 /32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12 /32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12 /17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	2,657	Unsecured
Unified Housing Foundation, Inc. (1)	06 /19	12.00%	5,400	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	1,404	Various unsecured interests
Other non-related party notes	Various	Various	3,466	Various secured interests
Other non-related party notes	Various	Various	4,742	Various unsecured interests
Accrued interest			9,372
Total Performing			$143,601

Allowance for estimated losses			(17,037)
Total			$126,564

(1)	Related party notes
(2)	An allowance was taken for estimated losses at full value of note.

As of December 31, 2016, the obligors on $118.4 million or 88.2% of the mortgage notes receivable portfolio were due from related parties. The Company recognized $12.4 million of interest income from these related party notes receivables.

As of December 31, 2016 none of the mortgage notes receivable portfolio were non-performing.

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

NOTE 4.     ALLOWANCE FOR ESTIMATED LOSSES

The allowance account for receivables was reviewed and remained unchanged in 2016. The decrease in 2015 was due to a note that was paid off, and a note that was written off, both of which were fully reserved. The table below shows our allowance for estimated losses (dollars in thousands):

	2016	2015	2014

Balance January 1,	$17,037	$18,279	$19,600
Increase (decrease) in provision	—	(1,242)	(1,321)
Balance December 31,	$17,037	$17,037	$18,279

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2016	2015	2014
Gruppa Florentina, LLC (1)	20.00%	20.00%	20.00%

(1)	Other investees.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2016, 2015 and 2014 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Other Investees
Real estate, net of accumulated depreciation	$13,641	$13,899	$11,647
Notes receivable	9,561	8,457	7,326
Other assets	31,135	30,834	30,291
Notes payable	(9,734)	(10,883)	(10,429)
Other liabilities	(8,384)	(7,967)	(7,192)
Shareholders’ equity/partners capital	(36,219)	(34,340)	(31,643)

Revenue	$54,264	$51,650	$48,893
Depreciation	(1,150)	(1,150)	(1,151)
Operating expenses	(49,856)	(47,143)	(45,590)
Interest expense	(793)	(805)	(901)
Income (loss) from continuing operations	2,465	2,552	1,251
Income (loss) from discontinued operations	—	—	—
Net income (loss)	$2,465	$2,552	$1,251

Company’s proportionate share of earnings (1)	$493	$510	$250

(1)	Earnings represent continued and discontinued operations

NOTE 6.   NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2016 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$553,509	$1,500	$555,009
Apartment under construction	16,576	—	16,576
Commercial	108,725	528	109,253
Land held for development	39,765	116	39,881
Real estate subject to sales contract	5,142	470	5,612
Mezzanine financing	119,923	—	119,923
Other	24,071	—	24,071
Total	867,711	2,614	870,325

Unamortized deferred borrowing costs	(19,230)	—	(19,230)
Total	$848,481	$2,614	$851,095

The following table summarizes our contractual obligations for principal payments as of December 31, 2016 (dollars in thousands):

Year	Amount
2017	$140,115
2018	56,255
2019	70,135
2020	51,616
2021	15,830
Thereafter	533,760
Total	$867,711

Interest payable at December 31, 2016, was $2.6 million. Interest accrues at rates ranging from 2.5% to 12.0% per annum, and mature between 2017 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $901 million.

During the year, the Company refinanced or modified five loans with a total principal balance of $78.9 million. The refinancing resulted in lower interest rates and the extension of the term of the loan.  The modifications resulted in lower interest rates.  The transactions provide for lower monthly payments over the term of the loans.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $13 million in construction loans during the year ended December 31, 2016.

NOTE 7.     RELATED PARTY TRANSACTIONS AND FEES

We apply ASC Topic 805, “Business Combinations,” to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required, trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is RAI, a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOT.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor.”  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial properties and provides brokerage services. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage.”  ARL engages third-party companies to lease and manage its apartment properties.

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses, and revenue paid to and/or received from our advisor:

	2016	2015	2014
	(dollars in thousands)
Fees:
Advisory	$10,918	$9,775	$8,943
Construction advisory	—	—	—
Mortgage brokerage and equity refinancing	775	1,612	1,152
Net income	257	492	3,669
Property acquisition and sales	—	921	177
	$11,950	$12,800	$13,941
Other Expense:
Cost reimbursements	$3,826	$3,675	$3,449
Interest paid (received)	(1,144)	(1,234)	(1,043)
	$2,682	$2,441	$2,406
Revenue:
Rental	$708	$726	$701

Fees paid to Regis and related parties:
	2016	2015	2014
	(dollars in thousands)
Fees:
Property acquisition	$10,775	$1,932	$348
Property management, construction management and leasing commissions	888	717	583
Real estate brokerage	787	1,105	2,848
	$12,450	$3,754	$3,779

The Company received rental revenue of $0.7 million in each of the three years ended December 31, 2016 from Pillar and its related parties for properties owned by the Company.

As of December 31, 2016, the Company had notes and interest receivables, net of allowances, of $102.9 million and $7.8 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 3. “Notes and Interest Receivable.”  During the current period, the Company recognized interest income of $12.4 million, originated $4.7 million, received principal payments of $4.9 million and received interest payments of $10.8 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2016, UHF was in compliance with the covenants to the loan agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOT and their subsidiaries that was entered into in July of 2009. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of December 31, 2016 (dollars in thousands):

Pillar
Related party receivable, December 31, 2015	$28,147
Cash transfers	31,670
Advisory fees	(10,918)
Net income fee	(257)
Cost reimbursements	(3,826)
Interest income	1,144
Notes receivable purchased	(5,356)
Fees and commissions	(1,551)
Expenses paid by Advisor	(8,630)
Financing (mortgage payments)	5,025
Sales/purchases transactions	(10,776)
Tax sharing	—
Purchase of obligations	—
Related party receivable, December 31, 2016	$24,672

As of December 31, 2016, subsidiaries hold approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 8.    DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2016, 2015, or 2014. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

NOTE 9.    PREFERRED STOCK

There are 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock authorized, with a par value of $2.00 per share and liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share or $.25 per share quarterly to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into ARL common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2016, 2,000,614 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of December 31, 2016, RAI owns 1,100,000 shares of the outstanding Series A convertible preferred stock and has accrued dividends unpaid of $9.7 million.

There are 91,000 shares of Series D 9.50% Cumulative Preferred Stock authorized, with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. Between June 1, 2001 and May 31, 2006, all unexchanged Class A units are exchangeable. At December 31, 2016, no shares of Series D Preferred Stock were outstanding.

There are 500,000 shares of Series E 6.0% Cumulative Preferred Stock authorized, with a par value $2.00 per share and a liquidation preference of $10.00 per share. Dividends are payable at the annual rate of $0.60 per share or $0.15 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. At December 31, 2016, no shares of Series E Preferred Stock were outstanding.

100,000 shares of Series J 8% Cumulative Convertible Preferred Stock have been designated pursuant to a Certificate of Designation filed March 16, 2006, as an instrument amendatory to ARL’s Amended Articles of Incorporation, with a par value of $2.00 per share, and a liquidation preference of $1,000 per share. Dividends are payable at the annual rate of $80 per share, or $20 per quarter, to stockholders of record on the last day of each of March, June, September and December, when and as declared by the Board of Directors. Although the Series J 8% Cumulative Convertible Preferred Stock has been designated, no shares have been issued as of December 31, 2016.

NOTE 10.   STOCK OPTIONS

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provided for options to purchase up to 40,000 shares of common stock. In December 2005, the Director’s Plan was terminated. Options granted pursuant to the Director’s Plan were immediately exercisable and expired on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. Each Independent Director was granted an option to purchase 1,000 common shares. As of December 31, 2014, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share. These options expired unexercised January 1, 2015.

NOTE 11.     INCOME TAXES

For 2016, IOT had taxable income while ARL and TCI had taxable losses with the overall group having taxable income. For 2015, ARL, TCI and IOT had a combined net taxable loss and ARL recorded no current tax benefit or expense. For 2014, ARL, TCI and IOT had a combined net taxable loss and ARL recorded no current tax (benefit) or expense. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory rate of 35%.

Current expense (benefit) is attributable to (dollars in thousands):

	2016	2015	2014

Income (loss) from continuing operations	$46	$517	$(20,413)
Income (loss) from discontinued operations	(1)	483	20,413
The full 2013 tax (benefit) to ARL comes from MRHI	$45	$1,000	$—

The Federal income tax expense differs from the amount computed by applying the corporate tax rate of 35% to the income before income taxes as follows (dollars in thousands):

	2016	2015	2014

Computed “expected” income tax (benefit) expense	$(827)	$(800)	$14,061
Book to tax differences in gains on sale of property	(2,757)	(3,744)	(2,350)
Book to tax differences of depreciation and amortization	(497)	(193)	(1,415)
Other book to tax differences	4,126	5,737	(10,296)
Total	$45	$1,000	$—

Alternative minimum tax	$—	$—	$—

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

	2016	2015	2014

Net operating losses	$64,048	$67,112	$74,357
AMT credits	2,418	2,751	2,201
Basis difference of:
Real estate holdings and equipment	(1,580)	(11,197)	10,337
Notes receivable	10,756	6,475	6,946
Investments	(13,775)	(14,966)	(14,950)
Notes payable	2,700	3,455	8,189
Deferred gains	21,462	19,868	18,086
Total	86,029	73,498	105,166
Deferred tax valuation allowance	(86,029)	(73,498)	(105,166)
Net deferred tax asset	$—	$—	$—

At December 31, 2016, 2015 and 2014 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a 100% valuation allowance was established.

ARL has prior tax net operating losses and capital loss carryforwards of approximately $61.0 million expiring through the year 2033. The alternative minimum tax credit balance decreased in 2016 to approximately $2.4 million. The credit has no expiration date.

ARL is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes ARL is no longer subject to income tax examinations for years prior to 2012.

NOTE 12.    FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases, thereon, expire at various dates through 2025. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2016 (dollars in thousands):

Year	Amount
2017	$25,384
2018	23,223
2019	17,573
2020	13,592
2021	11,564
Thereafter	19,815
Total	$111,151

NOTE 13.     OPERATING SEGMENTS

Our segments are based on management’s method of internal reporting which classifies its operations by property type. The segments are commercial, apartments, land and other. Significant differences among the accounting policies of the operating segments as compared to the Consolidated Financial Statements principally involve the calculation and allocation of administrative and other expenses. Management evaluates the performance of each of the operating segments and allocates resources to them based on their operating income and cash flow.

Items of income that are not reflected in the segments are interest, other income, equity in partnerships and gains on sale of real estate. Expenses that are not reflected in the segments are provision for losses, advisory, net income and incentive fees, general and administrative, non-controlling interests and net loss from discontinued operations before gains on sale of real estate.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2016, 2015 and 2014 (dollars in thousands):

For the Twelve Months Ended December 31, 2016	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,026	$86,603	$30	$4	$119,663
Operating expenses	(20,398)	(40,786)	(1,745)	(21)	(62,950)
Depreciation and amortization	(9,099)	(14,759)	—	73	(23,785)
Mortgage and loan interest	(7,191)	(25,381)	(2,232)	(24,558)	(59,362)
Interest income	—	—	—	20,453	20,453
Gain on sale of income producing properties	(238)	16,445	—	—	16,207
Gain on land sales	—	—	3,121	—	3,121
Segment operating income (loss)	$(3,900)	$22,122	$(826)	$(4,049)	$13,347
Capital expenditures	$5,008	$864	$268	$—	$6,140
Assets	$150,838	$622,061	$128,107	$—	$901,006

Property Sales
Sales price	$1,500	$20,350	$29,128	$—	$50,978
Cost of sale	(1,738)	(3,905)	(26,007)	—	(31,650)
Gain on sale	$(238)	$16,445	$3,121	$—	$19,328

For the Twelve Months Ended December 31, 2015	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$30,540	$73,543	$—	$105	$104,188
Operating expenses	(17,761)	(34,955)	(1,029)	(257)	(54,002)
Depreciation and amortization	(8,993)	(12,498)	—	73	(21,418)
Mortgage and loan interest	(6,919)	(23,699)	(4,694)	(17,165)	(52,477)
Interest income	—	—	—	16,674	16,674
Gain on land sales	—	—	21,648	—	21,648
Segment operating income (loss)	$(3,133)	$2,391	$15,925	$(570)	$14,613
Capital expenditures	$8,133	$506	$2,621	$—	$11,260
Assets	$155,147	$551,415	$146,945	$—	$853,507

Property Sales
Sales price	$—	$11,129	$107,298	$—	$118,427
Cost of sale	—	(10,394)	(88,387)	—	(98,781)
Recognized prior deferred gain	—	—	2,737	—	2,737
Gain on sale	$—	$735	$21,648	$—	$22,383

For the Twelve Months Ended December 31, 2014	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$20,476	$58,882	$1	$53	$79,412
Operating expenses	(13,127)	(27,588)	(1,397)	(12)	(42,124)
Depreciation and amortization	(7,413)	(10,270)	—	90	(17,593)
Mortgage and loan interest	(6,139)	(19,403)	(4,684)	(10,600)	(40,826)
Interest income	—	—	—	20,054	20,054
Gain on land sales	—	—	561	—	561
Segment operating income (loss)	$(6,203)	$1,621	$(5,519)	$9,585	$(516)
Capital expenditures	$4,874	$320	$2,436	$—	$7,630
Assets	$142,118	$390,366	$167,279	$—	$699,763

Property Sales
Sales price	$19,182	$115,273	$8,091	$—	142,546
Cost of sale	(9,168)	(63,408)	(7,530)	—	(80,106)
Gain (loss) on sale	$10,014	$51,865	$561	$—	$62,440

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For Twelve Months Ended December 31,
	2016	2015	2014
Segment operating income (loss)	$13,347	$14,613	$(516)
Other non-segment items of income (expense)
General and administrative	(7,119)	(6,893)	(10,282)
Provision on impairment of notes receivable and real estate assets	—	(5,300)	—
Net income fee to related party	(257)	(492)	(3,669)
Advisory fee to related party	(10,918)	(9,775)	(8,943)
Other income	2,091	4,106	1,415
Loss on sale of investments	—	(1)	(92)
Earnings from unconsolidated joint ventures and investees	493	428	347
Litigation settlement	—	(352)	3,591
Income tax benefit (expense)	(46)	(517)	20,413
Gain (loss) from continuing operations	$(2,409)	$(4,183)	$2,264

SEGMENT ASSET RECONCILIATION TO TOTAL ASSETS

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Segment assets	$901,006	$853,507	$699,763
Investments in unconsolidated subsidiaries and investees	6,087	8,365	4,279
Notes and interest receivable	126,564	120,243	134,366
Other assets and receivables	141,252	135,253	127,090
Total assets	$1,174,909	$1,117,368	$965,498

NOTE 14.     DISCONTINUED OPERATIONS

Prior to January 1, 2015, we applied the provisions of ASC 360, “Property, Plant and Equipment,” which requires that long-lived assets that are to be disposed of by sale be measured at the lesser of (1) book value or (2) fair value less cost to sell. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.

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

There were no sales of income-producing properties during 2016 or 2015 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Rental and other property revenues	$—	$355	$5,612
	—	355	5,612
Expenses:
Property operating expenses	2	(345)	2,350
Depreciation	—	—	751
General and administrative	—	99	451
Total operating expenses	2	(246)	3,552

Other income (expense):
Other income (expense)	—	45	(507)
Mortgage and loan interest	—	(2)	(3,204)
Loan charges and prepayment penalties	—	—	(1,656)
Litigation settlement	—	—	(250)
Total other expenses	—	43	(5,617)

Loss from discontinued operations before gain on sale of real estate and taxes	(2)	644	(3,557)
Gain on sale of real estate from discontinued operations	—	735	61,879
Income tax benefit (expense)	1	(483)	(20,413)
Income (loss) from discontinued operations	$(1)	$896	$37,909

NOTE 15.    QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2016, 2015 and 2014. Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2016
Total operating revenues	$29,205	$30,834	$30,067	$29,557
Total operating expenses	25,881	26,212	26,272	26,664
Operating income (loss)	3,324	4,622	3,795	2,893
Other expense	(8,470)	(8,156)	(9,252)	(10,447)
Loss before gain on sales, non-contolling interest, and taxes	(5,146)	(3,534)	(5,457)	(7,554)
Gain (loss) on sale of income producing properties	(244)	5,168	—	11,283
Gain (loss) on land sales	1,652	1,719	555	(805)
Income tax benefit (expense)	—	—	(46)	—
Net income (loss) from continued operations	(3,738)	3,353	(4,948)	2,924
Net loss from discontinued operations	2	—	—	(3)
Net income (loss)	(3,736)	3,353	(4,948)	2,921
Less: net income (loss) attributable to non-controlling interest	530	(864)	1,194	(1,182)
Preferred dividend requirement	(497)	(53)	(275)	(276)
Net income (loss) applicable to common shares	$(3,703)	$2,436	$(4,029)	$1,463

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.24)	$0.16	$(0.26)	$0.09
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.24)	$0.16	$(0.26)	$0.09
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$(0.24)	$0.16	$(0.26)	$0.09
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.24)	$0.16	$(0.26)	$0.09
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

	Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2015
Total operating revenues	$23,156	$24,241	$27,826	$28,965
Total operating expenses	21,155	20,388	25,741	30,596
Operating income (loss)	2,001	3,853	2,085	(1,631)
Other expense	(2,338)	(5,139)	(11,152)	(12,993)
Loss before gain on land sales, non-contolling interest, and taxes	(337)	(1,286)	(9,067)	(14,624)
Gain (loss) on land sales	2,876	3,027	1,958	13,787
Income tax benefit	103	(12)	274	(882)
Net income (loss) from continued operations	2,642	1,729	(6,835)	(1,719)
Net income from discontinued operations	190	(22)	508	220
Net income (loss)	2,832	1,707	(6,327)	(1,499)
Less: net income (loss) attributable to non-controlling interest	508	(540)	1,164	195
Preferred dividend requirement	(390)	(275)	(275)	(276)
Net income (loss) applicable to common shares	$2,950	$892	$(5,438)	$(1,580)

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$0.20	$0.06	$(0.38)	$(0.12)
Income from discontinued operations	0.01	—	0.03	0.01
Net income (loss) applicable to common shares	$0.21	$0.06	$(0.35)	$(0.11)
Weighted average common shares used in computing earnings per share	14,027,619	15,367,320	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$0.16	$0.05	$(0.38)	$(0.12)
Income from discontinued operations	0.01	—	0.03	0.01
Net income (loss) applicable to common shares	$0.17	$0.05	$(0.35)	$(0.11)
Weighted average common shares used in computing diluted earnings per share	17,426,707	17,844,339	15,514,360	15,514,360

	Three Months Ended 2014
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2014
Total operating revenues	$19,159	$19,500	$19,326	$21,427
Total operating expenses	18,957	19,914	18,858	24,882
Operating income (loss)	202	(414)	468	(3,455)
Other expense	(2,440)	(3,630)	(4,274)	(5,167)
Loss before gain on land sales, non-contolling interest, and taxes	(2,238)	(4,044)	(3,806)	(8,622)
Gain (loss) on land sales	753	(159)	40	(73)
Income tax benefit	2,049	2,195	786	15,383
Net income (loss) from continued operations	564	(2,008)	(2,980)	6,688
Net income from discontinued operations	3,805	4,077	1,461	28,566
Net income (loss)	4,369	2,069	(1,519)	35,254
Less: net income (loss) attributable to non-controlling interest	(819)	(551)	200	(8,118)
Preferred dividend requirement	(613)	(613)	(427)	(390)
Net income (loss) applicable to common shares	$2,937	$905	$(1,746)	$26,746

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.08)	$(0.28)	$(0.24)	$(0.13)
Income from discontinued operations	0.33	0.35	0.11	2.04
Net income (loss) applicable to common shares	$0.25	$0.07	$(0.13)	$1.91
Weighted average common shares used in computing earnings per share	11,525,389	11,525,389	13,619,647	14,027,618

Earnings per share - diluted
Loss from continued operations	$(0.08)	$(0.28)	$(0.24)	$(0.13)
Income from discontinued operations	0.33	0.35	0.11	2.04
Net income (loss) applicable to common shares	$0.25	$0.07	$(0.13)	$1.91
Weighted average common shares used in computing diluted earnings per share	11,525,389	11,525,389	13,619,647	14,027,618

NOTE 16.     COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.   Management believes that ARL will generate excess cash flow from property operations in 2017, such excess however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income-incomeproducing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Guarantees. TCI is a primary guarantor, on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2016 UHF was in compliance with the covenants to the loan agreement.

LK-Four Hickory, LLC owns a commercial office building in Dallas, Texas.  On January 17, 2012, TCI sold its investment in LK-Four Hickory, LLC, however ARL continues to be a guarantor on the bank debt which had an outstanding balance of $20.9 million at December 31, 2016.

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

As of December 31, 2016, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of December 31, 2016, RAI owns 1,100,000 shares of the outstanding Series A convertible preferred stock and has accrued dividends unpaid of $9.7 million.

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

As of December 31, 2016, the Series A convertible preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 18.   SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2016, the date of the most recent balance sheet, have been evaluated for possible adjustment to the financial statements or disclosure is March 31, 2017, which is the date on which the financial statements were available to be issued.  There are no subsequent events that would require an adjustment to the financial statements.

On February 13, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), filed a final prospectus with the Tel Aviv Stock Exchange LTD (the “TASE”) for an offering and sale of nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of TCI.  Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern.  On February 14, 2017, Southern commenced the institutional tender of the Debentures and has accepted application for 276 million Israeli, new Shekels (approximately $73,651,065 USD, based on the exchange rate of 3.7474 Shekels to the U.S. Dollar effective February 14, 2017) in both institutional and public tenders, at an annual interest rate averaging approximately 7.38%.

Schedule III
AMERICAN REALTY INVESTORS, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
			Building &		Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
	(dollars in thousands)
Properties Held for Investment Apartments
Anderson Estates, Oxford, MS	796	378	2,683	313	—	378	2,996	3,373	732	2003	01	/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,589	526	10,784	(601)	—	526	10,183	10,709	3,533	2003	01	/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,832	287	4,451	45	—	287	4,496	4,783	1,023	2004	01	/04	40 years
Breakwater Bay, Beaumont, TX	9,271	740	10,435	63	—	740	10,498	11,238	3,123	2004	05	/03	40 years
Bridgewood Ranch, Kaufman, TX	6,340	762	6,856	57	—	762	6,913	7,675	1,553	2007	04	/08	40 years
Capitol Hill, Little Rock, AR	8,893	1,860	7,948	55	—	1,860	8,002	9,862	2,506	2003	03	/03	40 years
Centennial, Oak Ridge, TN	20,794	2,570	22,589	—	—	2,570	22,589	25,159	800	2011	07	/14	40 years
Curtis Moore Estates, Greenwood, MS	1,444	186	5,733	946	—	186	6,679	6,865	1,772	2003	01	/06	40 years
Crossing at Opelika, Opelika, AL	14,700	1,590	14,314	—	—	1,590	14,314	15,904	267	2015	12	/15	40 years
Dakota Arms, Lubbock, TX	12,356	921	12,644	358	—	921	13,002	13,923	3,860	2004	01	/04	40 years
David Jordan Phase II, Greenwood, MS	563	51	1,521	295	—	51	1,816	1,867	461	1999	01	/06	40 years
David Jordan Phase III, Greenwood, MS	573	83	2,115	420	—	83	2,535	2,618	590	2003	01	/06	40 years
Desoto Ranch, DeSoto, TX	15,119	1,472	17,856	(1,131)	—	1,472	16,725	18,197	5,403	2002	05	/02	40 years
Falcon Lakes, Arlington, TX	13,530	1,438	15,094	(725)	—	1,438	14,369	15,806	5,203	2001	10	/01	40 years
Heather Creek, Mesquite, TX	11,162	1,326	12,015	69	—	1,326	12,083	13,410	3,626	2003	03	/03	40 years
Holland Lake, Weatherford, TX	11,669	1,449	14,612	—	—	1,449	14,612	16,061	609	2004	05	/14	40 years
Lake Forest, Houston, TX	12,007	335	12,267	1,615	—	335	13,883	14,218	3,919	2004	01	/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	14,757	2,005	17,892	—	—	2,005	17,892	19,897	932	2006	12	/14	40 years
Lodge at Pecan Creek, Denton, TX	16,174	1,349	16,180	—	—	1,349	16,180	17,529	2,090	2011	10	/05	40 years
Mansions of Mansfield, Mansfield, TX	15,347	977	17,799	76	—	977	17,875	18,851	3,465	2009	09	/05	40 years
Metropolitan Apartments	24,303	3,229	29,003	0		3,229	29,003	32,232	363
Mission Oaks, San Antonio, TX	14,670	1,266	16,627	212	—	1,266	16,839	18,105	4,077	2005	05	/05	40 years
Monticello Estate, Monticello, AR	445	36	1,493	264	—	36	1,757	1,793	422	2001	01	/06	40 years
Northside on Travis, Sherman, TX	13,099	1,301	14,560	26	—	1,301	14,586	15,887	2,671	2009	10	/07	40 years
Oak Hollow, Sequin, TX	11,832	1,435	12,405	—		1,435	12,405	13,840	465	2011	07	/14	40 years
Overlook at Allensville, Sevierville, TN	11,374	1,228	12,297	—		1,228	12,297	13,524	567	2012	10	/15	40 years
Oceanaire Apartments	13,607	1,397	12,575	—		1,397	12,575	13,972	—
Parc at Clarksville, Clarksville, TN	12,658	571	14,300	118	—	571	14,418	14,990	3,022	2007	06	/02	40 years
Parc at Denham Springs, Denham Springs, LA	18,520	1,022	20,188	8	—	1,022	20,195	21,218	3,012	2011	07	/07	40 years
Parc at Maumelle, Little Rock, AR	15,694	1,153	17,688	671	—	1,153	18,359	19,512	4,759	2006	12	/04	40 years
Parc at Metro Center, Nashville, TN	10,316	960	12,226	543	—	960	12,769	13,729	3,359	2006	05	/05	40 years
Parc at Rogers, Rogers, AR	20,382	1,482	22,993	449	(3,180)	1,482	23,442	21,745	4,321	2007	04	/04	40 years
Preserve at Pecan Creek, Denton, TX	14,251	885	16,626	59	—	885	16,685	17,570	3,473	2008	10	/05	40 years
Preserve at Prairie Pointe, Lubbock, TX	10,057	1,074	10,603	178		1,074	10,782	11,856	462	2005	04	/15	40 years
Riverwalk Phase I, Greenville, MS	282	23	1,537	180	—	23	1,718	1,741	464	2003	01	/06	40 years
Riverwalk Phase II, Greenville, MS	1,089	52	4,007	408	—	52	4,415	4,467	1,467	2003	01	/06	40 years
Sawgrass Creek	0	784	7,056	0		784	7,056	7,840	73
Sonoma Court, Rockwall, TX	10,616	941	11,074	—	—	941	11,074	12,014	1,500	2011	07	/10	40 years
Sugar Mill, Baton Rouge, LA	11,216	1,437	13,367	205	—	1,437	13,572	15,009	2,500	2009	08	/08	40 years
Tattersall Village	26,121	2,691	23,961	0		2,691	23,961	26,652	—
Toulon, Gautier, MS	20,356	1,621	20,107	372	—	1,621	20,479	22,099	2,765	2011	09	/09	40 years
Tradewinds, Midland, TX	14,477	3,300	20,073	0		3,300	20,073	23,373	748	2015	06	/15	40 years
Villager, Ft. Walton, FL	733	141	1,268	0		141	1,268	1,409	53	1972	06	/15	40 years
Villas at Park West I, Pueblo, CO	10,410	1,171	10,453	—	—	1,171	10,453	11,624	544	2005	12	/14	40 years
Villas at Park West II, Pueblo, CO	9,418	1,463	13,060	—	—	1,463	13,060	14,523	680	2010	12	/14	40 years
Vista Ridge, Tupelo, MS	10,661	1,339	13,398	—		1,339	13,398	14,737	849	2009	10	/15	40 years
Vistas of Vance Jackson, San Antonio, TX	15,076	1,265	16,540	189	—	1,265	16,728	17,993	4,728	2004	01	/04	40 years
Waterford, Roseberg, TX	17,167	2,341	20,880	0		2,341	20,880	23,221	783	2013	06	/14	40 years
Westwood, Mary Ester, FL	4,167	692	6,650	0		692	6,650	7,343	263	1972	06	/15	40 years
Windsong, Fort Worth, TX	10,599	790	11,526	69	—	790	11,596	12,386	3,724	2002	07	/03	40 years
Total Apartments Held for Investment	$553,509	$57,396	$634,328	$5,806	$(3,180)	$57,396	$640,135	$694,351	$97,580

Apartments Under Construction
Lakeside Lofts, Farmers Branch, TX	0	0	—	1,744	—	—	1,744	1,744	—	—	12	/14	—
Terra Lago, Rowlett, TX	13,005	6,023		15,406		6,023	15,406	21,429		—	11	/15	—
Overlook at Allensville Square II, Seigerville, TN	0	1,843		271		1,843	271	2,114		—	11	/15	—
Total Apartments Under Construction	$13,005	$7,866	$—	$17,421	$—	$7,866	$17,421	$25,288	$—

AMERICAN REALTY INVESTORS, INC.	Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION	Continued
December 31, 2016

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
			Building &		Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
	(dollars in thousands)
Commercial
600 Las Colinas, Las Colinas, TX	39,237	5,751	51,759	16,941	—	5,751	68,700	74,451	23,729	1984	08	/05	40 years
770 South Post Oak, Houston, TX	12,700	1,763	15,834	165		1,763	15,999	17,762	660	1970	07	/15	40 years
Bridgeview Plaza, LaCrosse, WI	5,218	—	—	1,008	—	—	1,008	1,008	522	1979	03	/03	40 years
Browning Place (Park West I), Farmers Branch, TX	23,193	5,096	45,868	14,355	—	5,096	60,223	65,319	21,301	1984	04	/05	40 years
Cross County Mall, Matoon, IL	—	608	5,677	8,194	—	608	13,871	14,479	12,324	1971	08	/79	40 years
Mahogany Run Golf Course, US Virgin Islands	—	7,168	6,031	141	(5,300)	7,168	6,173	8,041	323	1981	11	/14	40 years
Fruitland Plaza, Fruitland Park, FL	—	23	—	77	—	23	77	100	46	—	05	/92	40 years
Senlac VHP, Farmers Branch, TX	—	622	—	142	—	622	142	765	134	—	08	/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	34,862	7,793	(9,600)	3,878	42,655	36,933	8,980	—	06	/08	40 years
Total Commercial Held for Investment	$108,348	$24,910	$160,031	$48,816	$(14,900)	$24,910	$208,847	$218,857	$68,017

Land
2427 Valley View Ln, Farmers Branch, TX	—	76	—	—	—	76	—	76	—	—	07	/12	—
Audubon, Adams County, MS	—	519	297	297	—	815	—	815	—	—	03	/07	—
Bonneau Land, Farmers Branch, TX	—	1,309	—	—	—	1,309	—	1,309	—	—	12	/14	—
Cooks Lane, Fort Worth, TX	394	1,094	—	—	—	1,094	—	1,094	—	—	06	/04	—
Dedeaux, Gulfport, MS	—	1,612	46	46	(38)	1,620	—	1,620	—	—	10	/06	—
Denham Springs, Denham Springs, LA	153	714	—	—	—	714	—	714	—	—	08	/08	—
Dominion Mercer	3,572	3,688	—	—	—	3,688	—	3,688	—	—	10	/16	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	07	/98	—
GNB Land, Farmers Branch, TX	8,695	4,385	32	32	—	4,418	—	4,418	—	—	07	/06	—
Hollywood Casino Land Tract II, Farmers Branch, TX	1,410	3,192	620	674	—	4,486	—	4,486	—	—	03	/08	—
Lacy Longhorn Land, Farmers Branch, TX	—	1,169	—	(760)	—	408	—	408	—	—	06	/04	—
Lake Shore Villas, Humble, TX	—	81	3	3	—	84	—	84	—	—	03	/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	01	/04	—
Luna Ventures, Farmers Branch TX	—	2,934	—	—	—	2,934	—	2,934	—	—	04	/08	—
Mandahl Bay Land	—	667	—	—	—	667		667	—	—	01	/05	—
Manhattan Land, Farmers Branch, TX	—	—	—	(344)	—	(344)	—	(344)	—	—	02	/00	—
McKinney 36, Collin County, TX	1,415	647	164	(198)	—	613	—	613	—	—	01	/98	—
Meloy/Portage Land, Kent OH	1,160	5,119	—	—	(1,069)	4,050	—	4,050	—	—	02	/04	—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	04	/13	—
Mira Lago, Farmers Branch, TX	—	59	15	(7)	—	67	—	67	—	—	05	/01	—
Nakash, Malden, MO	—	113	—	(10)	—	103	—	103	—	—	01	/93	—
Nashville, Nashville, TN	—	662	59	(384)	—	338	—	338	—	—	06	/02	—
Nicholson Croslin, Dallas, TX	—	184	—	(118)	—	66	—	66	—	—	10	/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	(51)	—	29	—	29	—	—	10	/98	—
Ocean Estates, Gulfport, MS	—	1,418	390	390	—	1,808	—	1,808	—	—	10	/07	—
Senlac Land Tract II, Farmers Branch, TX	—	656	—	—	—	656	—	656	—	—	08	/05	—
Sugar Mill Land, Baton Rouge, LA	116	445	242	242	—	687	—	687	—	—	08	/13	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,500	—	1,500	—	—	12	/06	—
Travis Ranch Land, Kaufman County, TX	757	1,030	—	—	—	1,030	—	1,030	—	—	08	/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	08	/08	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03	/04	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	—	1,173	—	(945)	—	228	—	228	—	—	08	/08	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01	/95	—
Windmill Farms Land, Kaufman County, TX	25,332	49,371	—	15,009	(20,564)	43,817	—	43,817	—	—	11	/11	—
Total Land Held for Investment	$42,698	$86,363	$1,869	$13,876	$(21,909)	$79,188	$—	$79,188	$—

AMERICAN REALTY INVESTORS, INC.	Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION	Continued
December 31, 2015

				Cost Capitalized Subsequent to	Asset	Gross Amounts of Which						Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year						Depreciation
												In Latest
												Statement
			Building &		Asset		Building &		Accumulated	Date of	Date	of Operation
Property/Location	Encumbrances	Land	Improvements	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
	(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	162,232	—		—		—	—	—	—	—	—	—
ARI - Corporate	5,486	—	—	—		—	—	—	—	—	—	—
Total Corporate Debt	$167,718	—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Investment/Corporate Debt	$885,278	$176,535	$796,227	$85,919	$(39,989)	$169,360	$866,403	$1,017,684	$165,597

Properties Held for Sale
Commercial
Dunes Plaza, Michigan City, IN	376	—	—	—	—	—	—	—	—	1978	03/92	40 years
Total Commercial Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Properties Subject to Sales Contract Apartments
						—	—	—
Total Aparments Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
				—				—		—
Total Commercial Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land
Dominion Tract, Dallas, TX	$3,360	$3,931	$—	$(304)	(1,624)	$2,003	$—	$2,003	$—	—	03/99	—
Hollywood Casino Tract I, Farmers Branch, TX	1,410	3,350	147	(1,013)	(176)	2,308	—	2,308	—	—	03/08	—
LaDue Land, Farmers Branch, TX	—	1,900	—	—	(55)	1,845	—	1,845	—	—	07/98	—
Three Hickory Land, Farmers Branch, TX	—	1,202	—	—	—	1,202	—	1,202	—	—	03/14	—
Travelers Land, Farmers Branch, TX	—	21,511	—	4	—	21,515	—	21,515	—	—	11/06	—
Travelers Land, Farmers Branch, TX	—	6,891	—	(4,978)	—	1,913	—	1,913	—	—	11/06	—
Valwood Land, Farmers Branch, TX	—	3,332	—	—	—	3,332	—	3,332	—		03/14
Walker Land, Dallas County, TX	—	19,728	—	(5,992)	(562)	13,174	—	13,174	—	—	09/06	—
Whorton Land, Bentonville, AR	372	3,510	—	568	(2,451)	1,627	—	1,627	—	—	06/05	—
Total Land Subject to Sales Contract	$5,142	$65,355	$147	$(11,714)	$(4,868)	$48,919	$—	$48,919	$—

Total Properties Subject to Sales Contract	$5,142	$65,355	$147	$(11,714)	$(4,868)	$48,919	$—	$48,919	$—

Land Sold

		$—	$—	$—	—	$—	$—	$—	$—
Total Land Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

TOTAL: Real Estate	$890,796	$241,890	$796,374	$74,205	$(44,857)	$218,280	$866,403	$1,066,603	$165,597

SCHEDULE III
(Continued)
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31,

	2016	2015	2014
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$1,003,545	$831,540	$848,062
Additions
Acquisitions, improvements and construction	112,762	216,090	75,945
Deductions
Sale of real estate	(49,704)	(38,785)	(92,467)
Asset impairments	—	(5,300)	—
Balance at December 31,	$1,066,603	$1,003,545	$831,540

Reconciliation of Accumulated Depreciation
Balance at January 1,	$150,038	$131,777	$147,768
Additions
Depreciation	23,277	20,386	18,077
Deductions
Sale of real estate	(7,718)	(2,125)	(34,068)
Balance at December 31,	$165,597	$150,038	$131,777

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS
December 31, 2016

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Christine Tunney	10.00%	09/17	Interest only paid quarterly.	—	49	48	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Compton Partners	10.00%	09/17	Interest only paid quarterly.	—	289	289	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
David Monier	10.00%	09/17	Interest only paid quarterly.	—	97	97	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Earl Samson III	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Edward Samson III	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
H198, LLC	12.00%	01/20		—	5,907	5,907	—
Las Vegas Land
Hammon Operating Corporation	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Harold Wolfe	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Herrick Partners	10.00%	09/17	Interest only paid quarterly.	—	91	91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Mary Anna MacLean	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michael Monier	10.00%	09/17	Interest only paid quarterly.	—	304	304	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michale Witte	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Palmer Brown Madden	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Richard Schmaltz	10.00%	09/17	Interest only paid quarterly.	—	203	203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Robert Baylis	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Sherman Bull	10.00%	09/17	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Unified Housing Foundation, Inc. (Cliffs of El Dorado/UH of McKinney, LLC)	12.00%	12/32	Excess cash flow	12,663	2,469	2,097	—
100% Interest in UH of Mckinney, LLC
Unified Housing Foundation, Inc. (Echo Station)	12.00%	12/32	Excess cash flow	9,719	1,809	1,481	—
100% Interest in UH of Temple, LLC

SCHEDULE IV
(Continued)

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS
December 31, 2016

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood, LLC)	12.00%	12/32	Excess cash flow	22,227	5,462	5,059	—
100% Interest in UH of Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington, LLC)	12.00%	12/32	Excess cash flow	18,723	4,310	3,933	—
100% Interest in UH of Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,368	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC)	12.00%	12/32	Excess cash flow	15,965	2,959	2,732	—
100% Interest in HFS of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Canyon)	12.00%	12/32	Excess cash flow	13,621	9,216	7,293	—
100% Interest in UH of Austin, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	12/32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Parkside Crossing)	12.00%	12/32	Excess cash flow	11,544	2,772	2,272	—
100% Interest in UH of Parkside Crossing, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock I)	12.00%	12/32	Excess cash flow	15,640	2,794	2,485	—
100% Interest in UH of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock II)	12.00%	12/32	Excess cash flow	14,026	2,843	2,555	—
100% Interest in UH of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Sendero Ridge)	12.00%	12/32	Excess cash flow	22,984	12,663	9,303	—
100% Interest in UH of Sendero Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	12,761	7,966	—
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)	12.00%	12/32	Excess cash flow	21,712	4,245	3,815	—
100% Interest in UH of Harvest Hill III, LLC
William H. Ingram	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William S. Urkiel	10.00%	09/17	Interest only paid quarterly.	—	97	97	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.							—
Willingham Revocable Trust	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Various related party notes	various	various	Excess cash flow	—	1,349	1,349	—
Various non-related party notes	various	various		—	496	796	—

SCHEDULE IV
(Continued)

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS
December 31, 2016

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)

Leman Development, Ltd. (1)	0.00%	N/A		—	1,500	1,500	—
One Realco Corporation (1)	3.00%	01/17	Interest and principal due at maturity.	—	10,000	7,000	—
Oulan-Chikh Family Trust	8.00%	03/21		—	174	174	—
Realty Advisors Management, Inc.	2.28%	12/19	Interest only paid quarterly.	—	20,387	20,387	—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	2,189	2,000	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	2,665	2,657	—
Unified Housing Foundation, Inc.	12.00%	06/19	Excess cash flow	—	5,400	5,400	—
Unified Housing Foundation, Inc.	12.00%	12/17	Excess cash flow	—	1,207	1,207	—
Unified Housing Foundation, Inc.	12.00%	06/17	Excess cash flow	—	1,261	—	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	3,994	3,994	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	6,407	6,407	—
Various related party notes	various	various	Excess cash flow	—	1,420	1,404	—
Various non-related party notes	various	various		—	4,742	4,742	—
						$134,230
					Accrued interest	9,371
					Allowance for estimated losses	(17,037)
						$126,564

(1) Fully reserved

SCHEDULE IV
(Continued)

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS
As of December 31,

	2016	2015	2014
	(dollars in thousands)

Balance at January 1,	$137,280	$152,645	$156,415
Additions
New mortgage loans	11,703	18,055	32,380
Increase (decrease) of interest receivable on mortgage loans	13,835	11,130	(10,097)
Deductions
Amounts received	(19,217)	(16,486)	(25,492)
Non-cash reductions	—	(28,064)	(561)

Balance at December 31,	$143,601	$137,280	$152,645

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 66, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011

Mr. Butler has served as Vice President Land Sales for Pillar Income Asset Management, LLC since April 2011, and its predecessor, Prime Income Asset Management, LLC from July 2003 to April 2011. Mr. Butler has been a Director of the Company since February 2011 and Chairman of the Board since May 2011. He has also served as Chairman of the Board since May 2009 and as a Director since July 2003 of ARL and Chairman of the Board since May 2009 and a Director since December 2001 of TCI.

ROBERT A. JAKUSZEWSKI, age 54, Director, Independent, since March 2004.

Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since March 2004. He has also been a Director of ARL since November 2005 and a Director of TCI since November 2005.

TED R. MUNSELLE, age 61, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of ARL since February 2004 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOT has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE MKT. Mr. Munselle is a Certified Public Accountant.

RAYMOND R. ROBERTS, SR., age 84, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held seven meetings during 2016. For such year, no incumbent Director attended fewer than 85% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

 Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.amrealtytrust.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2016.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), Roberts and Munselle. The Governance and Nominating Committee met two times during 2016.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.amrealtytrust.com). The current members of the Compensation Committee are Messrs. Roberts (Chairman), Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2016.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond R. Roberts. Sr	X	X	Chair
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

The day following the annual meeting of stockholders held December 7, 2016 representing all stockholders of record dated November 2, 2016, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2017.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.amrealtytrust.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 8, 2016, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their related parties and members of ARL’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

As a result of this review, the Board affirmatively determined of the then directors, Messrs. Munselle, Jakuszewski and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

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

DANIEL J. MOOS, 66

Mr. Moos has served as President since April 2007 and Chief Executive Officer since March 2010 of IOT, ARL and TCI. Mr. Moos has also served as Prime’s President since April 2007, Secretary since June 2011 and Treasurer since October 2013. He has also served as a Director since December 2016, President since December 2010, Chief Executive Officer since March 2011 and Treasurer since October 2013 of Pillar.

GENE S. BERTCHER, 68

Mr. Bertcher has served as Executive Vice President since February 2008, Chief Financial Officer since May 2008 and Treasurer since October 2013 of IOT, ARL and TCI. Mr. Bertcher has also served in the following capacities for New Concept Energy, Inc. (“NCE”), a Nevada corporation which has its common stock listed on the NYSE: Director since June 1999, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 69

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOT, ARL and TCI. He has also been Executive Vice President-Tax since April 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

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

Pillar may assign the Advisory Agreement only with the prior consent of ARL.

The principal executive officers and directors of Pillar are set forth below:

Name	Directors/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer, Director
Gene S. Bertcher	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary, Tax Counsel, General Legal Counsel

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

During 2016, $67,094 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Robert A. Jakuszewski $20,000; Ted R. Munselle $20,500; Raymond D. Roberts, Sr. $9,927; and Sharon Hunt, a director who resigned in May 2016, $16,667.

In January 1999, stockholders approved the Director’s Stock Option Plan (the “Director’s Plan”) which provides for options to purchase up to 40,000 shares of common stock. Options granted pursuant to the Director’s Plan are immediately exercisable and expire on the earlier of the first anniversary of the date on which a Director ceases to be a Director or ten years from the date of grant. On January 1, 2003, 2004, 2005 total options granted were 1,000, 2,000 and 4,000, respectively. In December 2005, the Director’s Plan was terminated. As of December 31, 2014, there were 1,000 shares of stock options outstanding which were exercisable at $9.70 per share. These options expired unexercised January 1, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 regarding compensation plans under which equity securities of ARL are authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 31, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

RA Stock Holdings, Inc.	1,459,828	(1)	9.41%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	13,292,037	(1)(2)(3)	85.68%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors LLC	9,303,066	(1)(2)	59.96%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 15,514,360 shares outstanding as of March 28, 2017.
(1)	Includes 1,459,828 shares owned by RA Stock Holdings, Inc. (RASH), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”), over which each of the directors of RASH, Mickey Ned Phillips and Ryan T. Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of RASH. The directors of RASH disclaim beneficial ownership of such.
(2)	Includes 7,843,238 shares owned directly by RALLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC. The managers of RALLC disclaim beneficial ownership of such shares.
(3)	Includes 3,988,971 shares owned directly by Realty Advisors, Inc. (“RAI”) over which each of the directors and officers of RAI may be deemed beneficial owners, all of which disclaim beneficial ownership.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 28, 2017.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **
Gene S. Bertcher	13,521,251	(1)(2)(3)(4)	87.15%
Henry A. Butler	229,214	(3)	1.48%
Louis J. Corna	13,521,251	(1)(2)(3)(4)	87.15%
Robert A. Jakuszewski	229,214	(3)	1.48%
Daniel J. Moos	13,526,251	(1)(2)(3)(4)(5)	87.19%
Ted R. Munselle	229,214	(3)	1.48%
Raymond R. Roberts, Sr.	229,214	(3)	1.48%
All Directors and Executive Officers as a group (7 persons)	13,526,251	(1)(2)(3)(4)(5)	87.19%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 15,514,360 shares outstanding as of March 18, 2016.
(1)	Includes 7,843,238 shares owned direct by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC; the managers and executive officers of RALLC disclaim beneficial ownership of such shares. Also includes 3,988,971 shares owned direct by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions; the executive officers of RAI disclaim beneficial ownership of such shares.
(2)	Includes 1,459,828 shares owned by (RASH), over which the executive officers of RASH may be deemed the beneficial owners by virtue of their positions as executive officers of RASH; the executive officers of RASH disclaim beneficial ownership of such shares.
(3)	Includes 229,214 shares owned by Transcontinental Realty Investors, Inc. (“TCI”), over which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of TCI; the directors and executive officers of TCI disclaim beneficial ownership of such shares.
(4)	Includes 3,988,971 shares owned by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions as executive of RAI; the executive officers of RAI disclaim beneficial ownership of such shares.
(5)	Daniel J. Moos owns directly 5,000 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

At December 31, 2016, ARL owned approximately 77.6% of TCI’s outstanding common stock and through its interest in TCI approximately 81.1% of IOT’s outstanding common stock.

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

TCI is the primary guarantor, on a $60.4 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2016 UHF was in compliance with the covenants to the loan agreement.

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

In 2016, the Company paid advisory fees of $10.9 million, net income fees of $0.3 million, mortgage brokerage and equity refinancing fees of $0.8 million, cost reimbursements of $3.8 million and received interest of $1.1 million from Pillar.

 The Company paid property management fees, construction management fees and leasing commissions of $x.x million to Regis in 2016.

As of December 31, 2016, the Company had notes and interest receivables, net of allowances, of $102.9 million and $7.8 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 3. “Notes and Interest Receivable.”  During the current period, the Company recognized interest income of $12.4 million, originated $4.7 million, received principal payments of $4.9 million and received interest payments of $10.8 million from these related party notes receivables.

As of December 31, 2016, subsidiaries hold approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $0.7 million in each of the three years ended Decemeber 31, 2016 from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the Advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2016, Pillar owes ARL $24.7 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2016 and 2015 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P., BDO Seidman, LLP and Swalm & Associates, PC:

	2016				2015
	Farmer, Fuqua		Swalm &		Farmer, Fuqua		BDO	Swalm &
Type of Fee	& Huff		Associates		& Huff		Seidman	Associates
Audit Fees	$881,576	(1)	$60,551	(3)	$821,100	(4)	$—	$54,263	(3)
Tax Fees	44,483	(2)	—		83,708	(5)	8,890	—
Total	$926,059		$60,551		$904,808		$8,890	$54,263

(1)	Includes $575,563 TCI
(2)	Includes $36,725 TCI
(3)	All IOT
(4)	Includes $552,663 TCI
(5)	Includes $50,141 TCI

The audit fees for 2016 and 2015 were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2016 and 2015 were for services related to federal and state tax compliance and advice.

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

Tax Fees.    These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation, and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.  We did not use BDO Seidman for professional tax services during 2016.

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARL’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2016 and 2015 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2016 and 2015

Consolidated Statements of Operations—Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows—Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8. of Transcontinental Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016).

(b)	Exhibits.

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description

3.1	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number	Description
3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017

American realty investors, inc.

By:	/s/ Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. Butler	Chairman of the Board and Director	March 31, 2017
Henry A. Butler

/s/ Robert A. Jakuszewski	Director	March 31, 2017
Robert A. Jakuszewski

/s/ Raymond R. Roberts, sr.	Director	March 31, 2017
Raymond R. Roberts, Sr.

/s/ Ted R. Munselle	Director	March 31, 2017
Ted R. Munselle

/s/ Daniel J. Moos	President and Chief Executive Officer	March 31, 2017
Daniel J. Moos	(Principal Executive Officer)

/s/ Gene S. Bertcher	Executive Vice President and Chief Financial Officer	March 31, 2017
Gene S. Bertcher	(Principal Financial and Accounting Officer)

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2016

3.1	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.