Form 10-Q
period 2017-03-31
AMERICAN REALTY INVESTORS INC
filed 2017-05-16
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at May 15, 2017)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,035,008	$1,017,684
Real estate subject to sales contracts at cost	48,323	48,919
Less accumulated depreciation	(171,607)	(165,597)
Total real estate	911,724	901,006
Notes and interest receivable:
Performing (including $121,173 in 2017 and $125,799 in 2016 from related parties)	138,733	143,601
Less allowance for estimated losses (including $15,537 in 2017 and 2016 from related parties)	(17,037)	(17,037)
Total notes and interest receivable	121,696	126,564
Cash and cash equivalents	55,284	17,522
Restricted cash	31,259	38,399
Investments in unconsolidated joint ventures and investees	6,141	6,087
Receivable from related party	22,064	24,672
Other assets	65,557	60,659
Total assets	$1,213,725	$1,174,909

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$830,742	$845,107
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	4,177	5,612
Bond and interest payable	71,975	—
Deferred revenue (including $70,945 in 2017 and $70,935 in 2016 to related parties)	91,390	91,380
Accounts payable and other liabilities (including $10,793 in 2017 and $10,854 in 2016 to related parties)	45,183	56,303
Total liabilities	1,043,843	998,778

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 shares in 2017 and 2016 (liquidation preference $10 per share), including 900,000 shares in 2017 and 2016 held by ARL.	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 shares and outstanding 15,514,360 in 2017 and 2016, including 140,000 shares held by TCI (consolidated) in 2017 and 2016.	159	159
Treasury stock at cost; 415,785 shares in 2017 and 2016, and 140,000 shares held by TCI (consolidated) as of 2017 and 2016	(6,395)	(6,395)
Paid-in capital	111,168	111,510
Retained earnings	8,684	14,398
Total American Realty Investors, Inc. shareholders’ equity	115,821	121,877
Non-controlling interest	54,061	54,254
Total shareholders’ equity	169,882	176,131
Total liabilities and shareholders’ equity	$1,213,725	$1,174,909

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $190 and $173 for the three months ended 2017 and 2016, respectively, from related parties)	$31,822	$29,205

Expenses:
Property operating expenses (including $237 and $210 for the three months ended 2017 and 2016, respectively, from related parties)	16,265	15,216
Depreciation and amortization	6,330	5,830
General and administrative (including $962 and $918 for the three months ended 2017 and 2016, respectively, from related parties)	2,031	2,025
Net income fee to related party	60	72
Advisory fee to related party	2,659	2,738
Total operating expenses	27,345	25,881
Net operating income	4,477	3,324

Other income (expenses):
Interest income (including $4,476 and $4,528 for the three months ended 2017 and 2016, respectively, from related parties)	4,792	5,291
Other income	1,443	298
Mortgage and loan interest (including $1,511 and $1,092 for the three months ended 2017 and 2016, respectively, from related parties)	(16,796)	(14,214)
Foreign currency transaction loss	(323)	—
Earnings from unconsolidated subsidiaries and investees	55	155
Total other expenses	(10,829)	(8,470)
Loss before gain on land sales, non-controlling interest, and taxes	(6,352)	(5,146)
Loss on sale of income producing properties	—	(244)
Gain on land sales	445	1,652
Net loss from continuing operations before taxes	(5,907)	(3,738)
Income tax benefit	—	1
Net loss from continuing operations	(5,907)	(3,737)
Discontinued operations:
Net income from discontinued operations	—	3
Income tax expense from discontinued operations	—	(1)
Net income from discontinued operations	—	2
Net loss	(5,907)	(3,735)
Net income attributable to non-controlling interest	193	530
Net loss attributable to American Realty Investors, Inc.	(5,714)	(3,205)
Preferred dividend requirement	(275)	(497)
Net loss applicable to common shares	$(5,989)	$(3,702)

Earnings per share - basic
Net loss from continuing operations	$(0.39)	$(0.24)

Earnings per share - diluted
Net loss from continuing operations	$(0.39)	$(0.24)

Weighted average common shares used in computing earnings per share	15,514,360	15,514,360
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360

Amounts attributable to American Realty Investors, Inc.
Net loss from continuing operations	$(5,714)	$(3,207)
Net income from discontinued operations	—	2
Net loss applicable to American Realty Investors, Inc.	$(5,714)	$(3,205)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2017
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2016	$176,131	$(58,737)	$2,205	15,930,145	$159	$(6,395)	$111,510	$14,398	$54,254
Net loss	(5,907)	(5,714)	—	—	—	—	—	(5,714)	(193)
Assumption of non-controlling interests	(67)	—	—	—	—	—	(67)	—	—
Series A preferred stock dividend ($1.00 per share)	(275)	—	—	—	—	—	(275)	—	—
Balance, March 31, 2017	$169,882	$(64,451)	$2,205	15,930,145	$159	$(6,395)	$111,168	$8,684	$54,061

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(dollars in thousands)

Net loss	$(5,907)	$(3,735)
Other comprehensive loss	—	—
Total comprehensive loss	(5,907)	(3,735)
Comprehensive loss attributable to non-controlling interest	193	530
Comprehensive loss attributable to American Realty Investors, Inc.	$(5,714)	$(3,205)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(5,907)	$(3,735)
Adjustments to reconcile net loss applicable to common shares to net cash flow from operating activities:
Gain on sale of land	(445)	(1,652)
Loss on sale of income-producing properties	—	244
Depreciation and amortization	6,330	5,294
Amortization of deferred borrowing costs	1,057	1,427
Amortization of bond issuance costs	141	—
Earnings from unconsolidated subsidiaries and investees	(55)	(155)
Decrease (increase) in assets:
Accrued interest receivable	2,352	2,435
Other assets	(1,634)	1,965
Prepaid expense	(1,743)	(11,618)
Escrow	7,280	15,698
Earnest money	(53)	(1,454)
Rent receivables	(1,521)	—
Related party receivables	2,608	(4,249)
Increase (decrease) in liabilities:
Accrued interest payable	846	(443)
Other liabilities	(11,109)	(9,611)
Net cash used in operating activities	(1,853)	(5,854)

Cash Flow From Investing Activities:
Proceeds from notes receivable	2,352	2,720
Origination or advances of notes receivable	—	(1,150)
Proceeds from insurance claim	413	—
Acquisition of land held for development	(6,400)	—
Proceeds from sale of income-producing properties	—	1,608
Proceeds from sale of land	1,089	3,412
Investment in unconsolidated real estate entities	(54)	2,781
Improvement of land held for development	(1,154)	(947)
Improvement of income-producing properties	(1,063)	(1,427)
Assumption of non-controlling interest	(67)	—
Construction and development of new properties	(8,469)	(8,395)
Net cash used in investing activities	(13,353)	(1,398)

Cash Flow From Financing Activities:
Proceeds from notes payable	47,577	43,487
Recurring amortization of principal on notes payable	(3,537)	(3,036)
Payments on maturing notes payable	(60,792)	(37,024)
Proceeds from Series A bonds	75,991	—
Bond issuance costs	(4,829)	—
Deferred financing costs	(1,167)	(671)
Preferred stock dividends - Series A	(275)	(497)
Net cash provided by financing activities	52,968	2,259

Net increase (decrease) in cash and cash equivalents	37,762	(4,993)
Cash and cash equivalents, beginning of period	17,522	15,232
Cash and cash equivalents, end of period	$55,284	$10,239

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,806	$10,918

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

Properties

We own or had interests in a total property portfolio of 59 income-producing properties as of March 31, 2017. The properties consisted of:

●	Eight commercial properties consisting of five office buildings and three retail centers comprising in aggregate approximately 2.0 million rentable square feet;

●	A golf course comprising approximately 96 acres;

●	50 apartment communities totaling 8,226 units, excluding apartments being developed; and

●	3,664 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At March 31, 2017, we had five apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2016 was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain 2016 Consolidated Financial Statement amounts have been reclassified to conform to the 2017 presentation.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2017 (dollars in thousands):

Apartments	$694,963
Apartments under construction	40,134
Commercial properties	220,256
Land held for development	79,655
Real estate subject to sales contract	48,323
Total real estate	$1,083,331
Less accumulated depreciation	(171,607)
Total real estate, net of depreciation	$911,724

The highlights of our significant real estate transactions for the three months ended March 31, 2017 are listed below:

Purchases

During the three months ended March 31, 2017, we acquired two land parcels for development for a total purchase price of $6.4 million, adding 11.12 acres to the development portfolio.

Sales

During the three months ended March 31, 2017, TCI sold 2.49 acres of land located in Farmers Branch, Texas to an independent third party for a total sales price of $1.1 million. We recorded an aggregate gain of $0.4 million from the land sale.

As of March 31, 2017, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2017, we have expended $8.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.2 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of March 31, 2017 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12/32	12.00%	2,097	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	5,059	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,100	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	2,653	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12/32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12/32	12.00%	2,272	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,491	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12/32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	12/16	12.00%	1,011	Unsecured
Unified Housing Foundation, Inc. (1)	06/19	12.00%	5,400	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	782	Various unsecured interests
Other non-related party notes	Various	Various	3,466	Various secured interests
Other non-related party notes	Various	Various	4,658	Various unsecured interests
Accrued interest			6,855
Total Performing			$138,733

Allowance for estimated losses			(17,037)
Total			$121,696

(1) Related party notes
(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $121.7 million. We recognized interest income of $3.0 million related to these notes receivables.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	March 31, 2017	March 31, 2016
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of March 31,	2017	2016
Real estate, net of accumulated depreciation	$13,499	$13,620
Notes receivable	9,764	8,657
Other assets	28,313	29,494
Notes payable	(9,449)	(10,555)
Other liabilities	(5,958)	(5,146)
Shareholders’ equity	(36,169)	(36,071)

For the Three Months Ended March 31,	2017	2016
Revenue	$13,614	$13,414
Depreciation	(288)	(288)
Operating expenses	(12,614)	(12,235)
Interest expense	182	(205)
Income from continuing operations	894	687
Net income	$894	$687

Company’s proportionate share of earnings	$179	$137

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$541,710	$1,417	$543,127
Apartments under Construction	20,721	—	20,721
Commercial	108,051	532	108,583
Land	28,234	229	28,463
Real estate subject to sales contract	3,707	470	4,177
Mezzanine financing	119,422	—	119,422
Other	28,864	—	28,864
Total	$850,709	$2,648	$853,357

Unamortized deferred borrowing costs	(18,062)	—	(18,062)
Total	$832,647	$2,648	$835,295

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification. During the three months ended March 31, 2017, we refinanced two loans with a total principal balance of $35.6 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

In conjunction with the development of various apartment projects and other developments, we drew down $7.3 million in construction loans during the three months ended March 31, 2017.

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

NOTE 6. SERIES A BONDS PAYABLE

On February 13, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), filed a final prospectus with the Tel Aviv Stock Exchange LTD (the “TASE”) for an offering and sale of nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of TCI. Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern. On February 14, 2017, Southern commenced the institutional tender of the Debentures and has accepted application for 276 million Israeli, new Shekels (approximately $73,651,065 USD, based on the exchange rate of 3.7474 Shekels to the U.S. Dollar effective February 14, 2017) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

The Series A Bonds payable have a stated interest rate of 7.3% and an effective yield of 9.09%. Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023. During the three months ended March 31, 2017, the Company recorded a net loss on foreign currency transaction of $0.3 million.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2017 (dollars in thousands):

Pillar
Related party receivable, December 31, 2016	$24,672
Cash transfers	21,524
Advisory fees	(2,659)
Net income fee	(60)
Cost reimbursements	(698)
Interest income	219
Notes receivable purchased	(447)
Fees and commissions	(542)
Expenses paid by Advisor	(2,659)
Financing (mortgage payments)	(11,554)
Sales/purchases transactions	(5,732)
Tax sharing	—
Purchase of obligations	—
Related party receivable, March 31, 2017	$22,064

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2017 and 2016, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended March 31, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$9,159	$22,660	$—	$3	$31,822
Property operating expenses	(4,939)	(10,746)	(279)	(301)	(16,265)
Depreciation	(2,302)	(4,046)	—	18	(6,330)
Mortgage and loan interest	(1,606)	(6,758)	(694)	(7,738)	(16,796)
Interest income	—	—	—	4,792	4,792
Gain on land sales	—	—	445	—	445
Segment operating income (loss)	$312	$1,110	$(528)	$(3,226)	$(2,332)
Capital expenditures	1,375	—	399	—	1,774
Real estate assets	150,255	633,491	127,978	—	911,724

Property Sales
Sales price	$—	$—	$1,089	$—	$1,089
Cost of sale	—	—	(644)	—	(644)
Gain on sale	$—	$—	$445	$—	$445

For the Three Months Ended March 31, 2016	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,890	$21,315	$—	$—	$29,205
Property operating expenses	(5,095)	(9,394)	(747)	20	(15,216)
Depreciation	(2,314)	(3,534)		18	(5,830)
Mortgage and loan interest	(1,974)	(6,157)	(312)	(5,771)	(14,214)
Interest income	—	—	—	5,291	5,291
Loss on sale of income producing properties	(244)	—	—	—	(244)
Gain on land sales	—	—	1,652	—	1,652
Segment operating income (loss)	$(1,737)	$2,230	$593	$(442)	$644
Capital expenditures	1,401	—	770	—	2,171
Real estate assets	152,945	556,294	146,132	—	855,371

Property Sales
Sales price	$1,500	$—	$4,180	$—	$5,680
Cost of sale	(1,744)	—	(2,528)	—	(4,272)
Gain (loss) on sale	$(244)	$—	$1,652	$—	$1,408

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
Segment operating income (loss)	$(2,332)	$644
Other non-segment items of income (expense)
General and administrative	(2,031)	(2,025)
Net income fee to related party	(60)	(72)
Advisory fee to related party	(2,659)	(2,738)
Other income	1,120	298
Earnings from unconsolidated investees	55	155
Income tax benefit	—	1
Net loss from continuing operations	$(5,907)	$(3,737)

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2017	2016
Segment assets	$911,724	$855,371
Investments in unconsolidated investees	6,141	5,739
Notes and interest receivable	121,696	116,237
Other assets	174,164	129,920
Total assets	$1,213,725	$1,107,267

NOTE 9. DISCONTINUED OPERATIONS

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

There were no sales of income-producing properties in the first three months of 2017. Amounts included in discontinued operations for the three months ended March 31, 2016, represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

For the Three Months Ended March 31,
2016
Revenues:
Rental and other property revenues	$—
—
Expenses:
Property operating expenses	(3)
Total operating expenses	(3)

Other income (expense):
Other income	—
Total other income (expenses)	—

Income from discontinued operations before income tax expense	3
Income tax expense	(1)
Income from discontinued operations	$2

Our application of ASC 360 results in the presentation of the net operating results of these qualifying properties sold or held for sale during 2016 as income from discontinued operations. This does not have an impact on net income available to common shareholders and only impacts the presentation of these properties within the Consolidated Statements of Operations.

NOTE 10. COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.     Management believes that ARL will generate excess cash flow from property operations in 2017; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees.  The Company is the primary guarantor on a $60.4 million mezzanine loan between UHF and a lender.  In addition, ARI and an officer of the Company are limited recourse guarantors of the loan.  As of March 31, 2017 UHF was in compliance with the covenants to the loan agreement.

In connection with its sale of LK–Four Hickory, LLC on December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC which has a current outstanding balance at March 31, 2017 of $20 million.

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

The Plaintiff has filed a lawsuit against ARL which initially alleged multiple causes of actions and claims against the Company.  However, after a Memorandum Opinion and Order issued by the court, all of the claims in the lawsuit against the Company were dismissed, except for a claim that the Company was the unlawful transferee of assets previously owned by American Realty Trust and EQK Holdings, Inc.  Subsequently the plaintiff added a claim of alter ego.

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

In April 2017, the plaintiffs filed a lawsuit against Dynex Capital, Inc. and Dynex Commercial, Inc. for $50 million alleging, among other things, fraudulent transfer and alter ego.

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

As of March 31, 2017, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are held by ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares, including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of March 31, 2017 RAI owns 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $10.1 million.

NOTE 12. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 15, 2017, which is the date on which the Consolidated Financial Statements were available to be issued.

On May 8, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), sold nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of Transcontinental Realty Investors, Inc. (“TCI”). Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern. On May 8, 2017, Southern commenced the institutional tender of the Debentures and has accepted application for 102 million Israeli, new Shekels (approximately $28,325,007 USD, based on the exchange rate of 3.607 Shekels to the U.S. Dollar) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the three months ended March 31, 2017, we sold 2.49 acres of land for a total sales price of $1.1 million and acquired 2 land parcels for development with a combined total of 11.12 acres and an aggregate purchase price of $6.4 million. As of March 31, 2017, we owned 8,226 units in 50 residential apartment communities, eight commercial properties comprising approximately 2.0 million rentable square feet, and a golf course comprising approximately 96 acres. In addition, we own 3,664 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the three months ending March 31, 2017.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the three months ending March 31, 2017.

The following discussion is based on our Consolidated Statements of Operations for the three and three months ended March 31, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. At March 31, 2017 and 2016, we owned or had interests in a portfolio of 59 and 57 income-producing properties, respectively.

Comparison of the three months ended March 31, 2017 to the same period ended 2016:

For the three months ended March 31, 2017, we reported a net loss applicable to common shares of $6 million or $0.39 per diluted earnings per share, as compared to a net loss applicable to common shares of $3.7 million or $0.24 per diluted earnings per share for the same period ended 2016.

Revenues

Rental and other property revenues were $31.8 million for the three months ended March 31, 2017. This represents an increase of $2.6 million, as compared to the prior period revenues of $29.2 million. This change, by segment, is an increase in the apartment portfolio of $1.3 million, and an increase in the commercial portfolio of $1.3 million. The increase in the apartment portfolio is primarily due to the purchase of two apartment communities on December 31, 2016. During the three months ended March 31, 2017 we recorded $1.2 million of revenue from these two properties. The increase in revenue for the commercial portfolio is primarily due to the increased occupancy in three of these properties.

Expense

Property operating expenses were $16.3 million for the three months ended March 31, 2017. This represents an increase of $1.1 million, as compared to the prior period operating expenses of $15.2 million. This change, by segment, is an increase in the apartment portfolio of $1.4 million, and a decrease in the commercial portfolio of $0.2 million.

Depreciation and amortization expense was $6.3 million for the three months ended March 31, 2017. This represents an increase of $0.5 million, as compared to the prior period expense of $5.8 million. This change by segment is an increase of $0.5 million in the apartment portfolio.

Other income (expense)

Mortgage and loan interest expense was $16.8 million for the three months ended March 31, 2017. This represents an increase of $2.6 million, as compared to the prior period expense of $14.2 million. The change by segment is an increase in the other portfolio of $1.9 million, an increase in the apartment portfolio of $0.6 million, an increase in the land portfolio of $0.4 million, partially offset by a decrease in the commercial portfolio of $0.3 million. Within the other portfolio the increase is primarily due to $1.3 million of interest expense related to the Israeli bond sale. The increase within the apartment portfolio is primarily due to loan charges and prepayment penalties for the refinancing of two mortgage loans at lower rates and the increase within the land portfolio is due to a loan payoff.

Other income was $1.1 million for the three months ended March 31, 2017. This represents an increase of $0.8 million as compared to prior period other income of $0.3 million. This increase is due to forgiveness of debt of $1 million, insurance proceeds for flood damage to Parc at Denham of $0.3 million, and partially offset by $0.3 million of foreign currency translation loss due to Series A bond offering.

Gain on land sales decreased for the three months ended March 31, 2017, compared to the prior period. In the current period we sold 2.49 acres of land for a sales price of $1.1 million and recorded a gain of $0.4 million. For the same period in 2016, we sold 40.9 acres of land for a sales price of $4.2 million and recorded a total gain of $1.7 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2017	2016	Variance

Net cash used in operating activities	$(1,853)	$(5,854)	$4,001
Net cash used in investing activities	$(13,353)	$(1,398)	$(11,955)
Net cash provided by (used in) financing activities	$52,968	$2,259	$50,709

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the three months ended March 31, 2017, we purchased two land properties for $6.4 million and during the same period in 2016 we did not purchase any properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended March 31, 2017, we received aggregate sales proceeds of $1.1 million from the sale of 2.49 acres of land with recorded total gain of $0.4 million from the sale. During the three months ended March 31, 2016, we sold approximately 40.9 acres of land for a total sales price of $4.2 million and recorded total gains of $1.7 million. We also sold one commercial property for $1.5 million and recorded a net loss of $0.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The increase in cash flow from financing activities is due to $76 million of proceeds received from the sale of nonconvertible Series A Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a net operating loss for federal income tax purposes in the first three months of 2017, and taxable losses in 2016 and 2015; therefore, it recorded no provision for income taxes.

At March 31, 2017, ARL had a net deferred tax asset of $89.3 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARL will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $835.3 million in notes payable at March 31, 2017, $36 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.36 million, and would result in an increase of $0.03 in our loss per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 5.19% at March 31, 2017.

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

PART II. OTHER INFORMATION

ITEM 5.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2017. As of March 31, 2017, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)