Form 10-Q
period 2017-06-30
AMERICAN REALTY INVESTORS INC
filed 2017-08-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at August 14, 2017)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)

	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,059,981	$1,017,684
Real estate subject to sales contracts at cost, net of depreciation	48,366	48,919
Less accumulated depreciation	(177,700)	(165,597)
Total real estate	930,647	901,006
Notes and interest receivable
Performing (including $99,793 in 2017 and $128,548 in 2016 from related parties)	123,911	143,601
Less allowance for doubtful accounts (including $15,537 in 2017 and 2016 from related parties)	(17,037)	(17,037)
Total notes and interest receivable	106,874	126,564
Cash and cash equivalents	58,260	17,522
Restricted cash	37,585	38,399
Investments in unconsolidated subsidiaries and investees	6,294	6,087
Receivable from related party	30,913	24,672
Other assets	62,163	60,659
Total assets	$1,232,736	$1,174,909

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$826,309	$845,107
Notes related to subject to sales contracts	376	376
Notes related to assets subject to sales contract	4,012	5,612
Bond and bond interest payable	104,505	—
Deferred revenue (including $70,915 in 2017 and $70,935 in 2016 from sales to related parties)	91,087	91,380
Accounts payable and other liabilities (including $10,769 in 2017 and $10,854 in 2016 to related parties)	48,303	56,303
	1,074,592	998,778

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 shares in 2017 and 2016 (liquidation preference $10 per share), including 900,000 shares in 2017 and 2016 held by ARL or subsidiaries.	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 and 14,443,404 shares; outstanding 15,514,360 and 14,027,619 shares in 2017 and 2016, respectively; including 140,000 shares held by TCI (consolidated) in 2017 and 2016.	159	159
Treasury stock at cost; 415,785 shares in 2016 and 2015, and 140,000 shares held by TCI (consolidated) as of 2017 and 2016	(6,395)	(6,395)
Paid-in capital	110,751	111,510
Retained earnings	(2,202)	14,398
Total American Realty Investors, Inc. shareholders’ equity	104,518	121,877
Non-controlling interest	53,626	54,254
Total shareholders’ equity	158,144	176,131
Total liabilities and shareholders’ equity	$1,232,736	$1,174,909

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $199 and $174 for the three months and $389 and $347 for the six months ended 2017 and 2016, respectively, from related parties)	$31,587	$30,834	$63,409	$60,039

Expenses:
Property operating expenses (including $239 and $231 for the three months and $476 and $441 for the six months ended 2017 and 2016, respectively, from related parties)	15,429	15,191	31,693	30,407
Depreciation and amortization	6,409	5,868	12,739	11,698
General and administrative (including $552 and $942 for the three months and $1,295 and $1,860 for the six months ended 2017 and 2016, respectively, from related parties)	1,995	2,412	4,026	4,437
Net income fee to related party	77	54	137	126
Advisory fee to related party	2,849	2,687	5,508	5,425
Total operating expenses	26,759	26,212	54,103	52,093
Net operating income	4,828	4,622	9,306	7,946

Other income (expenses):
Interest income (including $4,972 and $4,504 for the three months and $9,092 and $10,029 for the six months ended 2017 and 2016, respectively, from related parties)	5,059	4,788	9,852	10,079
Other income	(116)	902	1,327	1,200
Mortgage and loan interest (including $1,683 and $1,355 for the three months and $3,195 and $2,447 for the six months ended 2017 and 2016, respectively, from related parties)	(17,347)	(13,975)	(34,143)	(28,189)
Earnings from unconsolidated subsidiaries and investees	153	129	208	284
Foreign currency transaction loss	(3,425)	—	(3,747)	—
Total other expenses	(15,676)	(8,156)	(26,503)	(16,626)
Loss before gains on sale of income producing properties and land, non-controlling interest, and taxes	(10,848)	(3,534)	(17,197)	(8,680)
Gain on sale of income-producing properties	—	5,168	—	4,925
Gain (loss) on land sales	(476)	1,719	(31)	3,370
Net income (loss) from continuing operations before taxes	(11,324)	3,353	(17,228)	(385)
Income tax benefit	—	—	—	1
Net income (loss) from continuing operations	(11,324)	3,353	(17,228)	(384)
Discontinued operations:
Net income from discontinued operations	—	—	—	3
Income tax expense from discontinued operations	—	—	—	(1)
Net income from discontinued operations	—	—	—	2
Net income (loss)	(11,324)	3,353	(17,228)	(382)
Net (income) loss attributable to non-controlling interest	435	(864)	628	(334)
Net income (loss) attributable to American Realty Investors, Inc.	(10,889)	2,489	(16,600)	(716)
Preferred dividend requirement	(275)	(53)	(550)	(550)
Net income (loss) applicable to common shares	$(11,164)	$2,436	$(17,150)	$(1,266)

Earnings per share - basic
Net income (loss) from continuing operations	$(0.72)	$0.16	$(1.11)	$(0.08)

Earnings per share - diluted
Net income (loss) from continuing operations	$(0.72)	$0.16	$(1.11)	$(0.08)

Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	15,514,360
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$(10,889)	$2,489	$(16,600)	$(718)
Net income from discontinued operations	—	—	—	2
Net income (loss) applicable to American Realty Investors, Inc.	$(10,889)	$2,489	$(16,600)	$(716)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2016	$176,131	$(58,737)	$2,205	15,930,145	$159	$(6,395)	$111,510	$14,398	$54,254
Net loss	(17,228)	(17,228)	—	—	—	—	—	(16,600)	(628)
Assumption of non-controlling interests	(209)	—	—	—	—	—	(209)	—	—
Series A preferred stock dividend ($1.00 per share)	(550)	—	—	—	—	—	(550)	—	—
Balance, June 30, 2017	$158,144	$(75,965)	$2,205	15,930,145	$159	$(6,395)	$110,751	$(2,202)	$53,626

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)

Net loss	$(17,228)	$(382)
Other comprehensive income (loss)	—	—
Total comprehensive loss	(17,228)	(382)
Comprehensive (income) loss attributable to non-controlling interest	628	(334)
Comprehensive loss attributable to American Realty Investors, Inc.	$(16,600)	$(716)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(17,228)	$(382)
Adjustments to reconcile net loss applicable to common shares to net cash flow from operating activities:
Loss (gain) on sale of land	31	(3,370)
Gain on sale of income-producing properties	—	(4,925)
Depreciation and amortization	12,739	10,635
Amortization of deferred borrowing costs	2,131	2,303
Amortization of bond issuance costs	462	—
Earnings from unconsolidated subsidiaries and investees	(207)	(284)
Decrease (increase) in assets:
Accrued interest receivable	4,053	(549)
Other assets	(477)	2,016
Prepaid expense	(4,195)	(716)
Escrow	2,857	16,105
Earnest money	(1,164)	(259)
Rent receivables	(1,669)	—
Related party receivables	(4,930)	21,762
Increase (decrease) in liabilities:
Accrued interest payable	141	(554)
Other liabilities	7,985	(7,370)
Net cash provided by operating activities	529	34,412

Cash Flow From Investing Activities:
Proceeds from notes receivable	19,753	3,788
Origination or advances of notes receivable	(4,116)	(6,850)
Acquisition of income producing properties	—	(33,857)
Acquisition of land held for development	(11,440)	—
Proceeds from sale of income-producing properties	—	9,377
Proceeds from sale of land	1,596	6,347
Investment in unconsolidated real estate entities	207	2,497
Improvement of land held for development	(585)	(1,722)
Improvement of income-producing properties	(1,895)	(2,416)
Construction and development of new properties	(26,708)	(27,966)
Net cash used in investing activities	(23,188)	(50,802)

Cash Flow From Financing Activities:
Proceeds from Series A bonds payable	102,364	—
Proceeds from notes payable	82,865	78,487
Recurring amortization of principal on notes payable	(12,083)	(7,250)
Payments on maturing notes payable	(113,838)	(49,094)
Deferred financing costs	676	(1,283)
Bond issuance costs	6,253	—
Preferred stock dividends - Series A	(550)	(550)
Net cash provided by financing activities	65,687	20,310

Net increase in cash and cash equivalents	43,028	3,920
Cash and cash equivalents, beginning of period	15,232	15,232
Cash and cash equivalents, end of period	$58,260	$19,152

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,065	$21,124

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

ARL and a subsidiary own approximately 78% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, whose common stock is traded on the NYSE under the symbol (“TCI”). TCI, a subsidiary of ARL, owns approximately 81.1% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”). Effective July 17, 2009, IOR’s financial results were consolidated with those of ARL and TCI and their subsidiaries. IOR’s common stock is traded on the New York Stock Exchange (“NYSE MKT”) under the symbol (“IOR”).

ARL’s Board of Directors is responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOR. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOR. The officers of ARL also serve as officers of TCI, IOR and Pillar.

ARL invests in real estate through direct ownership, leases and partnerships and also invests in mortgage loans on real estate. Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager. Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual Advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to: locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and IOR.

Regis Realty Prime, LLC (“Regis”) manages our commercial properties and provides brokerage services. ARL engages third-party companies to lease and manage its apartment properties.

Properties

We own or had interests in a total property portfolio of 59 income-producing properties as of June 30, 2017. The properties consisted of:

●	Eight commercial properties consisting of five office buildings and three retail centers comprising in aggregate approximately 2.0 million rentable square feet;

●	A golf course comprising approximately 96 acres;

●	50 apartment communities totaling 8,226 units, excluding apartments being developed; and

●	3,674 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At June 30, 2017, we had seven apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2017 (dollars in thousands):

Apartments	$695,192
Apartments under construction	64,546
Commercial properties	220,801
Land held for development	79,442
Real estate subject to sales contract	48,366
Total real estate	$1,108,347
Less accumulated depreciation	(177,700)
Total real estate, net of depreciation	$930,647

The highlights of our significant real estate transactions for the six months ended June 30, 2017 are listed below:

Purchases

During the six months ended June 30, 2017, we acquired four land parcels for development for a total purchase price of $12.9 million, adding 34.56 acres to the development portfolio.

Sales

During the six months ended June 30, 2017, TCI recorded three land sales; selling a total of 10.82 acres of land located in Texas to independent third parties for a total sales price of $1.6 million. We recorded an aggregate loss of less than $0.1 million from the land sales.

As of June 30, 2017, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of multifamily properties. During the six months ended June 30, 2017, we have disbursed $24.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of June 30, 2017 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01 /17	3.00%	7,000	Unsecured
Oulan-Chikh Family Trust	03 /21	8.00%	174	Secured
Realty Advisors Management, Inc. (1)	12 /19	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Echo Station) (1)	12 /32	12.00%	1,480	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	9,100	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12 /32	12.00%	4,640	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	1,952	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12 /32	12.00%	1,935	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12 /32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12 /32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12 /32	12.00%	4,812	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12 /32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12 /32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (1)	12 /17	12.00%	1,207	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06 /19	12.00%	5,400	Unsecured
Unified Housing Foundation, Inc. (1)	06 /20	12.00%	5,760	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	782	Various unsecured interests
Other non-related party notes	Various	Various	3,247	Various secured interests
Other non-related party notes	Various	Various	9,039	Various unsecured interests
Accrued interest			5,510
Total Performing			$123,911
			(17,037)
Allowance for estimated losses
Total			$106,874

(1) Related party notes.

(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $105.5 million. We recognized interest income of $9.9 million related to these notes receivables.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	June 30, 2017	June 30, 2016
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of June 30,	2017	2016
Real estate, net of accumulated depreciation	$13,578	$13,692
Notes receivable	9,969	8,858
Other assets	30,188	30,655
Notes payable	(9,514)	(10,648)
Other liabilities	(7,821)	(7,304)
Shareholders’ equity	(36,400)	(35,253)

For the Six Months Ended June 30,	2017	2016
Revenue	$27,458	$27,321
Depreciation	(575)	(575)
Operating expenses	(25,533)	(24,841)
Interest expense	(353)	(405)
Income from continuing operations	997	1,500
Income from discontinued operations	—	—
Net income	$997	$1,500

Company’s proportionate share of earnings	$199	$300

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$539,556	$1,459	$541,015
Apartments under Construction	32,564	—	32,564
Commercial	127,542	599	128,141
Land	29,200	229	29,429
Real estate subject to sales contract	3,542	470	4,012
Mezzanine financing	101,173	—	101,173
Other	12,909	(2)	12,907
Total	$846,486	$2,755	$849,241

Unamortized deferred borrowing costs	(18,544)	—	(18,544)
Total	$827,942	$2,755	$830,697

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification During the six months ended June 30, 2017, we refinanced three loans with a total principal balance of $80.1 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

In conjunction with the development of various apartment projects and other developments, we drew down $13.7 million in construction loans during the six months ended June 30, 2017.

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

NOTE 6. SERIES A BONDS PAYABLE

On February 13, 2017, Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), filed a final prospectus with the Tel Aviv Stock Exchange LTD (the “TASE”) for an offering and sale of nonconvertible Series A Bonds (the “Debentures”), to be issued by Southern, which is an indirect subsidiary of TCI. Southern, in turn, wholly owns interest in other entities, which, in turn, are the principal owners of various residential and commercial properties located in the south and southwestern portions of the United States. The Debentures are unsecured obligations of Southern. On February 14, 2017, Southern commenced the institutional tender of the Debentures and accepted application for 276 million Israeli, new Shekels (approximately $73,651,065 USD, based on the exchange rate of 3.7474 Shekels to the U.S. Dollar effective February 14, 2017) in both institutional and public tenders, at an annual interest rate averaging approximately 7.38%.  The Series A Bonds have a stated interest rate of 7.3% and an effective yield of 9.25%.

On May 16, 2017, Southern issued nonconvertible Series A Bonds for 100.2 million Israeli, new Shekels (approximately $27,769,615 USD, based on the exchange rate of 3.607 Shekels to the U.S. Dollar) at an annual interest rate of 7.3%.

On July 12, 2017, Southern sold nonconvertible Series A Bonds for 23.8 million Israeli, new Shekels (approximately $6,668,998 USD, based on the exchange rate of 3.574 Shekels to the U.S. Dollar) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

Foreign Currency Gain or Loss

Principal and interest will be paid in Israeli Shekels as the bonds mature.  Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023.  Until such actual payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the Israeli shekel; however, no gain or loss will be realized until a conversion from US dollars to Israeli shekels actually occurs in the future.  The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made.  During the six months ended June 30, 2017, the Company recorded a net loss on foreign currency transaction of $3.7 million.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2017 (dollars in thousands):

Pillar
Related party receivable, December 31, 2016	$24,672
Cash transfers	37,397
Advisory fees	(5,507)
Net income fee	(137)
Cost reimbursements	(1,205)
Interest income	431
Notes receivable purchased	(447)
Fees and commissions	(1,147)
Expenses paid by Advisor	(2,860)
Financing (mortgage payments)	(17,161)
Sales/purchases transactions	(3,123)
Tax sharing	—
Purchase of obligations	—
Related party receivable, June 30, 2017	$30,913

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2017 and 2016, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,553	$23,030	$—	$4	$31,587
Property operating expenses	(4,900)	(10,211)	(168)	(150)	(15,429)
Depreciation	(2,397)	(4,030)	—	18	(6,409)
Mortgage and loan interest	(2,121)	(5,028)	(389)	(9,809)	(17,347)
Interest income	—	—	—	5,059	5,059
Loss on land sales	—	—	(476)	—	(476)
Segment operating income (loss)	$(865)	$3,761	$(1,033)	$(4,878)	$(3,015)

Balance Sheet Data
Capital expenditures	$557	$—	$186	$—	$743
Real estate assets	$148,718	$654,119	$127,810	$—	$930,647

Property Sales
Sales price	$—	$—	$507	$—	$507
Cost of sale	—	—	(983)	—	(983)
Loss on sale	$—	$—	$(476)	$—	$(476)

For the Three Months Ended June 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,947	$21,856	$30	$1	$30,834
Property operating expenses	(4,836)	(10,168)	(169)	(18)	(15,191)
Depreciation	(2,270)	(3,616)	—	18	(5,868)
Mortgage and loan interest	(1,696)	(6,109)	(841)	(5,329)	(13,975)
Loan charges and prepayment penalties	—	—	—	—	—
Interest income	—	—	—	4,788	4,788
Gain on sale of income producing properties	6	5,162	—	—	5,168
Gain on land sales	—	—	1,719	—	1,719
Segment operating income (loss)	$151	$7,125	$739	$(540)	$7,475

Balance Sheet Data
Capital expenditures	$680	$(146)	$727	$—	$1,261
Real estate assets	$151,759	$603,829	$145,816	$—	$901,404

Property Sales
Sales price	$—	$8,100	$3,154	$—	$11,254
Cost of sale	—	(2,932)	(1,435)	—	(4,367)
Gain on sale	$—	$5,168	$1,719	$—	$6,887

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	2017	2016
Segment operating income	$(3,015)	$7,475
Other non-segment items of income (expense)
General and administrative	(1,995)	(2,412)
Net income fee to related party	(77)	(54)
Advisory fee to related party	(2,849)	(2,687)
Other income	(3,541)	902
Earnings from unconsolidated investees	153	129
Net income (loss) from continuing operations	$(11,324)	$3,353

Presented below is our reportable segments’ operating income for the six months ended June 30, 2017 and 2016, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Six Months Ended June 30, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$17,711	$45,691	$—	$7	$63,409
Property operating expenses	(9,839)	(20,956)	(447)	(451)	(31,693)
Depreciation	(4,699)	(8,076)	—	36	(12,739)
Mortgage and loan interest	(3,727)	(11,787)	(1,083)	(17,546)	(34,143)
Interest income	—	—	—	9,852	9,852
Loss on land sales	—	—	(31)	—	(31)
Segment operating income (loss)	$(554)	$4,872	$(1,561)	$(8,102)	$(5,345)

Balance Sheet Data
Capital expenditures	$1,932	$585	$—	$—	$2,517
Real estate assets	$148,718	$654,119	$127,810	$—	$930,647

Property Sales
Sales price	$—	$—	$1,596	$—	$1,596
Cost of sale	—	—	(1,627)	—	(1,627)
Loss on sale	$—	$—	$(31)	$—	$(31)

	Commercial
For the Six Months Ended June 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$16,838	$43,170	$30	$1	$60,039
Property operating expenses	(9,931)	(19,562)	(916)	2	(30,407)
Depreciation	(4,584)	(7,151)	—	37	(11,698)
Mortgage and loan interest	(3,671)	(12,265)	(1,153)	(11,100)	(28,189)
Interest income	—	—	—	10,079	10,079
Gain on sale of income producing properties	6	4,919	—	—	4,925
Gain on land sales	—	—	3,370	—	3,370
Segment operating income (loss)	$(1,342)	$9,111	$1,331	$(981)	$8,119

Balance Sheet Data
Capital expenditures	$2,080	$(146)	$1,498	$—	$3,432
Real estate assets	$151,759	$603,829	$145,816	$—	$901,404

Property Sales
Sales price	$1,500	$8,100	$7,334	$—	$16,934
Cost of sale	(1,743)	(2,932)	(3,964)	—	(8,639)
Gain (loss) on sale	$(243)	$5,168	$3,370	$—	$8,295

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended
	June 30,
	2017	2016
Segment operating income (loss)	$(5,345)	$8,119
Other non-segment items of income (expense)
General and administrative	(4,026)	(3,562)
Net income fee to related party	(137)	(126)
Advisory fee to related party	(5,508)	(5,425)
Other income	(2,420)	325
Earnings from unconsolidated investees	208	284
Income tax benefit	—	1
Net loss from continuing operations	$(17,228)	$(384)

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2017	2016
Segment assets	$930,647	$901,404
Investments in unconsolidated investees	6,294	5,868
Notes and interest receivable	106,874	123,854
Other assets	188,921	100,549
Total assets	$1,232,736	$1,131,675

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

There were no sales of income-producing properties in the first six months of 2017. Amounts included in discontinued operations for the six months ended June 30, 2016, represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold and held for sale (dollars in thousands):

For the Six Months Ended
June 30, 2016
Revenues:
Rental and other property revenues	$—

Expenses:	—
Property operating expenses	(3)
Total operating expenses	(3)

Other income (expense):
Other income	—
Total other income (expenses)	—

Income from discontinued operations before income tax expense	3
Income tax expense	(1)
Income from discontinued operations	$2

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2017, UHF was in compliance with the covenants to the loan agreement.

In connection with its sale of LK–Four Hickory, LLC on December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC which has a current outstanding balance at June 30, 2017 of $19.9 million.

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

As of June 30, 2017, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are held by ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares, including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of June 30, 2017 RAI owns 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $10.3 million.

NOTE 12. SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is August 14, 2017, which is the date on which the Consolidated Financial Statements were available to be issued.

On July 12, 2017, Southern sold nonconvertible Series A Bonds for 23.8 million Israeli, new Shekels (approximately $6,668,998 USD, based on the exchange rate of 3.574 Shekels to the U.S. Dollar) in both institutional and public tenders, at an annual interest rate averaging approximately 7.3%.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the six months ended June 30, 2017, we sold 10.82 acres of land for an aggregate sales price of $1.6 million and acquired four land parcels for development with a combined total of 34.56 acres for a total purchase price of $12.9 million.

As of June 30, 2017, we owned 8,226 units in 50 residential apartment communities, 8 commercial properties comprising approximately 2 million rentable square feet, and a golf course. In addition, we own 3,674 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Pillar Income Asset Management, Inc. (“Pillar”) is the Company’s external Advisor and Cash Manager. Although the Board of Directors is directly responsible for managing the affairs of ARL, and for setting the policies which guide it, the day-to-day operations of ARL are performed by Pillar, as the contractual Advisor, under the supervision of the Board. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing for the Company with third party lenders and investors. Additionally, Pillar serves as a consultant to the Board with regard to their decisions in connection with ARL’s business plan and investment policy. Pillar also serves as an Advisor and Cash Manager to TCI and IOR.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. Effective January 1, 2015, ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. The Company adopted ASU 2014-08 effective January 1, 2015, and as a result, had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2017.

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

Foreign Currency Gain or Loss

A subsidiary of the Company issued $104.5 million in bonds during 2017 that will be repaid in Israeli Shekels as the bonds mature. The bonds will be paid off 20% each year from 2019 through 2023. Until such actual payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the Israeli shekel; however, no gain or loss will be realized until a conversion from US dollars to Israeli shekels actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2017.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. At June 30, 2017 and 2016, we owned or had interests in a portfolio of 59 and 57 income-producing properties, respectively.

Comparison of the three months ended June 30, 2017 to the same period ended 2016:

For the three months ended June 30, 2017, we reported net loss applicable to common shares of $11.2 million or $0.72 loss per diluted share, as compared to net income applicable to common shares of $2.4 million or $0.16 earnings per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $31.6 million for the three months ended June 30, 2017. This represents an increase of $0.8 million compared to the prior period revenues of $30.8 million. The change by segment is an increase in the apartment portfolio of approximately $1.2 million, partially offset by a decrease in the commercial portfolio of $0.4 million. We purchased four and sold two multifamily properties over the prior year which resulted in a net increase of 203 units and was the primary reason for the increase in our apartment portfolio revenues.

Expense

Property operating expenses were $15.4 million for the three months ended June 30, 2017. This represents an increase of $0.2 million compared to the prior period operating expenses of $15.2 million. The change by segment was an increase in the other portfolio of $0.1 million and increases of less than $0.1 million in the commercial and apartment portfolios.

Depreciation and amortization expense was approximately $6.4 million for the three months ended June 30, 2017 for an increase of $0.5 million compared to the prior period expense of $5.9 million. The increase is primarily due to the growth in our apartment portfolio over the past year.

Other income (expense)

Mortgage and loan interest expense was $17.3 million for the three months ended June 30, 2017. This represents an increase of $3.3 million compared to the prior period expense of $14 million. The change by segment was increases of $4.5 million and $0.4 million in our corporate debt and commercial portfolios, respectively, partially offset by decreases of $1.1 million and $0.5 million in our apartment and land portfolios, respectively.  Interest expense for our corporate loans increased $4.5 million, primarily due to interest expense related to the Israeli Series A Bonds of $2.3 million and interest of $1.4 million on two other corporate loans closed in 2016 and an increase of $0.7 million in loan fee expense due to prepayment of a corporate loan.  The decrease of $1.1 million in interest expense on our apartment portfolio was due to loan prepayment penalties paid during the first three months of 2016 that exceeded the increase in interest expense that resulted from the growth in our apartment portfolio.

A subsidiary of the Company issued $104.5 million in bonds during 2017 that will be repaid in Israeli Shekels. During the three months ended June 30, 2017, the Company recorded an unrealized foreign currency transaction  loss of $3.4 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the bond principal and accrued interest at quarter-end. We did not have any unrealized foreign currency transaction gain or loss during the three months ended June 30, 2016.

Gain on sale of income-producing properties was $5.2 million for the three months ended June 30, 2016. The Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. There were no sales of income-producing properties during the three months ended June 30, 2017.

During the second quarter of 2017, we recorded a loss on land sales of $0.5 million from the sale of two parcels totaling 8.3 acres for an aggregate sales price of $0.5 million. During the same period of 2016, we recorded a gain on land sales of $1.7 million for the sale of 12.2 acres of land for a total sales price of $3.1 million.

Comparison of the six months ended June 30, 2017 to the same period ended 2016:

For the six months ended June 30, 2017, we reported a net loss applicable to common shares of $17.2 million or $1.11 loss per diluted share compared to net loss applicable to common shares of $1.3 million or $0.08 loss per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $63.4 million for the six months ended June 30, 2017. This represents an increase of approximately $3.4 million compared to the prior period revenues of $60 million. The change by segment is an increase in the apartment portfolio of $2.5 million, and an increase in the commercial portfolio of approximately $0.9 million. We purchased four and sold two multifamily properties over the prior year which resulted in a net increase of 203 units and was the primary reason for the increase in our apartment portfolio revenues.

Expense

Property operating expenses were $31.7 million for the six months ended June 30, 2017. This represents an increase of $1.3 million compared to the prior period operating expenses of $30.4 million. The growth in our apartment portfolio resulted in a $1.4 million increase in property operating expenses.  In addition, property operating expenses for our other portfolio increased $0.5 million due to professional fees. These increases were partially offset by decreases of $0.5 million and $0.1 million in property operating expenses for our land and commercial portfolios, respectively.

Depreciation and amortization expense was $12.7 million for the six months ended June 30, 2017, an increase of $1.0 million, compared to the prior period expense of $11.7 million. This increase was due primarily to the growth in our apartment portfolio which resulted in a $0.9 million increase in the expense year over year.

Other income (expense)

Mortgage and loan interest expense was $34.1 million for the six months ended June 30, 2017. This represents an increase of approximately $6.1 million compared to the prior period expense of $28.2 million. The change by segment was an increase in the other portfolio of $6.4 million. In addition, we had increases of less than $0.1 million in both our commercial and land portfolios.  These increases were partially offset by a decrease in the apartment portfolio of approximately $0.5 million.  Interest expense for our corporate loans increased $6.4 million, primarily due to interest related to our Israeli Series A Bonds of $3.2 million, interest of $2.2 million on two other corporate loans closed during 2016 and an increase in loan fee expense of $0.7 million due to the prepayment of one of our corporate loans in the second quarter of 2017.  This increase was partially offset by a decrease of $0.5 million in interest expense on our apartment portfolio due to loan prepayment penalties paid during the first six months of 2016 that exceeded the increase in interest expense that resulted from the growth in our apartment portfolio.

During the six months ended June 30, 2017, the Company recorded an unrealized foreign currency transaction  loss of $3.7 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the bond principal and accrued interest at quarter-end. We did not have any unrealized foreign currency transaction gain or loss during the six months ended June 30, 2016.

Gain on sale of income-producing properties was $4.9 million for the six months ended June 30, 2016. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in a gain of $5.2 million. We also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million. There were no sales of income-producing properties during the six months ended June 30, 2017.

We had a loss on land sales of less than $0.1 million during the six months ended June 30, 2017 compared to a gain on land sales of $3.4 million for the six months ended June 30, 2016. In the current period, we sold approximately 10.8 acres of land in three transactions for a total sales price of $1.6 million and recorded a loss of less than $0.1 million. During 2016, we sold a combined 53.1 acres of land located in Texas to independent third parties for a total sales price of $7.3 million for an aggregate gain of $3.4 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2017	2016	Variance

Net cash provided by operating activities	$529	$34,412	$(33,883)
Net cash used in investing activities	(23,188)	(50,802)	27,614
Net cash provided by financing activities	65,687	20,310	45,377

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2017, we acquired four land parcels for development for a total purchase price of $12.9 million, adding 34.56 acres to the development portfolio. For the six months ended June 30, 2016, we acquired one income-producing apartment community for a purchase price of $32.1 million and three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2017, we received aggregate sales proceeds of $0.6 million from the sale of 10.7 acres of land and recorded a loss of less than $0.1 million. During the six months ended June 30, 2016, TCI sold a combined 53.1 acres of land and recorded an aggregate $3.4 million gain from the land sales. In addition, the Company sold one apartment community located in Irving, Texas to an independent third party for a sales price of $8.1 million and recorded a gain of $5.2 million. The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. This sale resulted in a loss of approximately $0.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the six months ended June 30, 2017, we had a $102.4 million increase in cash flow from financing activities as a result of proceeds received from the sale of nonconvertible Series A Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes for the first six months of 2017, and taxable losses in 2016 and 2015; therefore, it recorded no provision for income taxes.

At June 30, 2016, ARL had a net deferred tax asset of $72.2 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $830.7 million in notes payable at June 30, 2017, $39 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in an increase of $0.03 in our loss per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 5.19% at June 30, 2017.

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

PART II. OTHER INFORMATION

ITEM 5.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the second quarter of 2017. As of June 30, 2017, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)