Form 10-Q
period 2017-09-30
AMERICAN REALTY INVESTORS INC
filed 2017-11-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-15663

AMERICAN REALTY INVESTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	75-2847135
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 603 Lyndon B. Johnson Freeway, Suite 800, Dallas, Texas 75234

(Address of principal executive offices)

(Zip Code)

(469) 522-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐  No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐
	Emerging Growth Company	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,514,360
(Class)	(Outstanding at November 14, 2017)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,074,107	$1,017,684
Real estate subject to sales contracts at cost, net of depreciation	48,898	48,919
Less accumulated depreciation	(183,762)	(165,597)
Total real estate	939,243	901,006
Notes and interest receivable
Performing (including $90,601 in 2017 and $125,799 in 2016 from related parties)	119,592	143,601
Less allowance for doubtful accounts (including $15,537 in 2017 and 2016 from related parties)	(17,037)	(17,037)
Total notes and interest receivable	102,555	126,564
Cash and cash equivalents	57,982	17,522
Restricted cash	42,950	38,399
Investments in unconsolidated subsidiaries and investees	6,335	6,087
Receivable from related party	31,027	24,672
Other assets	52,472	60,659
Total assets	$1,232,564	$1,174,909

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$832,762	$845,107
Notes related to assets held for sale	376	376
Notes related to assets subject to sales contract	3,939	5,612
Bond and bond interest payable	107,910	—
Deferred revenue (including $59,763 in 2017 and $70,935 in 2016 from sales to related parties)	78,336	91,380
Accounts payable and other liabilities (including $10,772 in 2017 and $10,854 in 2016 to related parties)	41,485	56,303
	1,064,808	998,778

Shareholders’ equity:

Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 shares in 2017 and 2016 (liquidation preference $10 per share), including 900,000 shares in 2017 and 2016 held by ARL or subsidiaries.	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 shares and outstanding 15,514,360 shares in 2017 and 2016, including 140,000 shares held by TCI (consolidated) in 2017 and 2016.	159	159
Treasury stock at cost; 415,785 shares	(6,395)	(6,395)
Paid-in capital	110,485	111,510
Retained earnings	7,154	14,398
Total American Realty Investors, Inc. shareholders’ equity	113,608	121,877
Non-controlling interest	54,148	54,254
Total shareholders’ equity	167,756	176,131
Total liabilities and shareholders’ equity	$1,232,564	$1,174,909

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $199 and $174 for the three months and $289 and $521 for the nine months ended 2017 and 2016, respectively, from related parties)	$31,807	$30,067	$95,216	$90,106

Expenses:
Property operating expenses (including $245 and $230 for the three months and $721 and $671 for the nine months ended 2017 and 2016, respectively, from related parties)	15,403	15,671	47,098	46,078
Depreciation and amortization	6,373	6,025	19,113	17,723
General and administrative (including $1,074 and $941 for the three months and $2,534 and $1,860 for the nine months ended 2017 and 2016, respectively, from related parties)	1,766	1,760	5,797	6,197
Net income fee to related party	53	67	189	193
Advisory fee to related party	2,802	2,749	8,310	8,174
Total operating expenses	26,397	26,272	80,507	78,365
Net operating income	5,410	3,795	14,709	11,741

Other income (expenses):
Interest income (including $3,638 and $5,395 for the three months and $13,511 and $14,482 for the nine months ended 2017 and 2016, respectively, from related parties)	4,232	5,712	14,083	15,791
Other income	190	252	1,517	1,452
Mortgage and loan interest (including $1,718 and $1,412 for the three months and $4,914 and $3,860 for the nine months ended 2017 and 2016, respectively, from related parties)	(15,717)	(15,362)	(49,859)	(43,551)
Earnings from unconsolidated subsidiaries and investees	41	146	249	430
Foreign currency transaction loss	1,906	—	(1,841)	—
Total other expenses	(9,348)	(9,252)	(35,851)	(25,878)
Loss before gain on sale of income-producing properties, gain on land sales, non-controlling interest, and taxes	(3,938)	(5,457)	(21,142)	(14,137)
Gain on sale of income-producing properties	12,760	—	12,760	4,925
Gain on land sales	1,062	555	1,032	3,925
Net income (loss) from continuing operations before taxes	9,884	(4,902)	(7,350)	(5,287)
Income tax expense	—	(46)	—	(45)
Net income (loss) from continuing operations	9,884	(4,948)	(7,350)	(5,332)

Discontinued operations:
Net income from discontinued operations	—	—	—	3
Income tax expense from discontinued operations	—	—	—	(1)
Net income from discontinued operations	—	—	—	2
Net income (loss)	9,884	(4,948)	(7,350)	(5,330)
Net (income) loss attributable to non-controlling interest	(522)	1,194	106	860
Net income (loss) attributable to American Realty Investors, Inc.	9,362	(3,754)	(7,244)	(4,470)
Preferred dividend requirement	(275)	(275)	(825)	(825)
Net income (loss) applicable to common shares	$9,087	$(4,029)	$(8,069)	$(5,295)

Earnings per share - basic and diluted
Net income (loss)	$0.59	$(0.26)	$(0.52)	$(0.34)

Weighted average common shares used in computing earnings per share, basic and diluted	15,514,360	15,514,360	15,514,360	15,514,360

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$9,362	$(3,754)	$(7,244)	$(4,472)
Net income from discontinued operations	—	—	—	2
Net income (loss) applicable to American Realty Investors, Inc.	$9,362	$(3,754)	$(7,244)	$(4,470)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017
(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Loss	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2016	$176,131	$(58,737)	$2,205	15,930,145	$159	$(6,395)	$111,510	$14,398	$54,254
Net loss	(7,350)	(7,350)	—	—	—	—	—	(7,244)	(106)
Assumption of non-controlling interests	(200)	—	—	—	—	—	(200)	—	—
Series A preferred stock dividend ($1.00 per share)	(825)	—	—	—	—	—	(825)	—	—
Balance, September 30, 2017	$167,756	$(66,087)	$2,205	15,930,145	$159	$(6,395)	$110,485	$7,154	$54,148

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)

Net loss, comprehensive loss	$(7,350)	$(5,330)
Comprehensive loss attributable to non-controlling interest	106	860
Comprehensive loss attributable to American Realty Investors, Inc.	$(7,244)	$(4,470)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(7,350)	$(5,330)
Adjustments to reconcile net loss to net cash flow from operating activities:
Gain on land sales	(1,032)	(3,925)
Gain on sale of income-producing properties	(12,760)	(4,925)
Depreciation and amortization	19,113	16,660
Amortization of deferred borrowing costs	2,885	3,201
Earnings from unconsolidated subsidiaries and investees	249	(430)
Decrease (increase) in assets:
Accrued interest receivable	1,934	1,881
Other assets	12,617	528
Prepaid expense	(5,662)	(3,196)
Escrow	(3,484)	11,537
Earnest money	1,072	449
Rent receivables	543	—
Related party receivables	(5,665)	13,886
Increase (decrease) in liabilities:
Accrued interest payable	1,508	(766)
Other liabilities	(27,877)	(1,037)
Net cash (used in) provided by operating activities	(23,909)	28,533

Cash Flow From Investing Activities:
Proceeds from notes receivable	32,738	6,438
Origination or advances of notes receivable	(10,665)	(7,150)
Acquisition of income producing properties	—	(41,750)
Acquisition of land held for development	(11,440)	—
Proceeds from sale of income-producing properties	—	9,377
Proceeds from sale of land	2,446	7,152
Investment in unconsolidated real estate entities	249	2,341
Improvement of land held for development	(908)	(2,486)
Improvement of income-producing properties	(4,499)	(4,459)
Construction and development of new properties	(41,489)	(31,844)
Net cash used in investing activities	(33,568)	(62,381)

Cash Flow From Financing Activities:
Proceeds from Series A bonds payable	106,583	—
Proceeds from notes payable	55,069	115,031
Recurring amortization of principal on notes payable	(7,279)	(12,040)
Payments on maturing notes payable	(60,960)	(73,538)
Deferred financing costs	(833)	(2,669)
Bond issuance costs	6,182	—
Preferred stock dividends - Series A	(825)	(825)
Net cash provided by financing activities	97,937	25,959

Net increase (decrease) in cash and cash equivalents	40,460	(7,889)
Cash and cash equivalents, beginning of period	17,522	15,232
Cash and cash equivalents, end of period	$57,982	$7,343

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,732	$31,857

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

Properties

We, together with TCI and its subsidiaries, own or had interests in a total property portfolio of 59 income-producing properties as of September 30, 2017. The properties consisted of:

●	Eight commercial properties consisting of five office buildings and three retail centers comprising in aggregate approximately 2.0 million rentable square feet;

●	A golf course comprising approximately 96 acres;

●	50 apartment communities totaling 8,226 units, excluding apartments being developed; and

●	3,652 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At September 30, 2017, we had seven apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

Real Estate Held For Sale

We periodically classify real estate assets as “held for sale.” An asset is classified as held for sale upon the approval of our Board of Directors, after an active program to sell the asset has commenced and if the sale is probable. One of the deciding factors in determining whether a sale is probable is whether the firm purchase commitment is obtained and whether the sale is probable within the year. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying Consolidated Balance Sheets. Upon a decision that the sale is no longer probable, the asset is classified as an operating asset and depreciation expense is reinstated.

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

Deferred Costs

Costs related to the financing of properties are deferred and amortized over the life of the related financing agreement. Amortization is reflected as interest expense in the Consolidated Statements of Operations, with remaining terms ranging from 6 months to 40 years. Unamortized financing costs are written off when the financing agreement is extinguished before the maturity date.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of September 30, 2017 (dollars in thousands):

Apartments	$695,746
Apartments under construction	77,537
Commercial properties	221,493
Land held for development	79,331
Real estate subject to sales contract	48,898
Total real estate	$1,123,005
Less accumulated depreciation	(183,762)
Total real estate, net of depreciation	$939,243

The highlights of our significant real estate transactions for the nine months ended September 30, 2017 are discussed below.

Purchases

During the nine months ended September 30, 2017, TCI acquired three land parcels for development for a total purchase price of $11.4 million, adding 29.7 acres to the development portfolio.

Sales

During the nine months ended September 30, 2017, TCI sold a combined 14.16 acres of land located in Texas to independent third parties for a total sales price of $2.4 million. We recorded an aggregate gain of $0.5 million from the land sales.

In addition, during the nine months ended September 30, 2017, we recognized deferred gains of $12.7 million and $0.5 million related to prior years’ sales of two income-producing properties and some land parcels, respectively.

As of September 30, 2017, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of multifamily properties. During the nine months ended September 30, 2017, we have disbursed $41.4 million related to the construction or predevelopment of various apartment complexes and capitalized $1.6 million of interest costs.

NOTE 3. NOTES AND INTEREST RECEIVABLE

A portion of our assets are invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity. Below is a summary of our notes receivable as of September 30, 2017 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
H198, LLC (McKinney Ranch Land)	09/18	6.00%	4,402	Secured
Spyglass Apartments of Ennis	11/19	5.00%	3,862	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Realty Advisors Management, Inc. (1)	12/19	2.28%	20,387	Unsecured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,100	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,966	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,760	Unsecured
Other related party notes (1)	Various	Various	1,814	Various secured interests
Other non-related party notes	Various	Various	796	Various unsecured interests
Other non-related party notes	Various	Various	3,901	Various secured interests
Accrued interest			7,438
Total Performing			$119,592

Allowance for estimated losses			(17,037)
Total			$102,555

(1) Related party notes

(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2017, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $90.6 million. During the nine months ended September 30, 2017, we recognized interest income of $7 million from related party notes receivable.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	September 30, 2017	September 30, 2016
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of September 30,	2017	2016
Real estate, net of accumulated depreciation	$13,471	$13,582
Notes receivable	10,065	9,359
Other assets	29,745	30,332
Notes payable	(9,226)	(10,231)
Other liabilities	(7,509)	(7,372)
Shareholders’ equity	(36,546)	(35,670)

For the Nine Months Ended September 30,	2017	2016
Revenue	$36,451	$40,598
Depreciation	(792)	(863)
Operating expenses	(34,641)	(37,215)
Interest expense	(475)	(602)
Net income	$543	$1,918

Company’s proportionate share of earnings	$109	$384

NOTE 5. NOTES PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$537,396	$1,476	$538,872
Apartments under Construction	43,507	—	43,507
Commercial	127,182	602	127,784
Land	27,812	230	28,042
Real estate subject to sales contract	3,450	489	3,939
Mezzanine financing	100,673	—	100,673
Other	12,656	—	12,656
Total	$852,676	$2,797	$855,473

Unamortized deferred borrowing costs	(18,396)	—	(18,396)
Total	$834,280	$2,797	$837,077

The segment labeled as “Other” consists of unsecured or stock-secured notes payable.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification. During the nine months ended September 30, 2017, we refinanced three loans with a total principal balance of $80.1 million. The transactions provided for lower monthly payments over the term of the loans due to lower interest rates and the extension of maturity dates of the loans.

In conjunction with the development of various apartment projects and other developments, we drew down $25.7 million in construction loans during the nine months ended September 30, 2017.

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

Foreign Currency Gain or Loss

Principal and interest will be paid in Israeli Shekels as the bonds mature. Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023. Until such actual principal payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

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

The Company recorded a foreign currency transaction gain of $1.9 million and a foreign currency transaction loss of $1.8 million for the three and nine months ended September 30, 2017, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2017 (dollars in thousands):

Pillar
Related party receivable, December 31, 2016	$24,672
Cash transfers	49,321
Advisory fees	(8,310)
Net income fee	(189)
Cost reimbursements	(2,234)
Interest income	718
Notes receivable purchased	(447)
Fees and commissions	(1,658)
Expenses paid by Advisor	(4,479)
Financing (mortgage payments)	(17,238)
Sales/purchases transactions	(9,129)
Tax sharing	—
Purchase of obligations	—
Related party receivable, September 30, 2017	$31,027

During the ordinary course of business, we have related party transactions that include, but are not limited to, rental income, interest income, interest expense, general and administrative costs, commissions, management fees, and property expenses. In addition, we have assets and liabilities that include related party amounts. The related party amounts included in assets and liabilities, and the related party revenues and expenses are shown on the face of the Consolidated Financial Statements.

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

Items of income that are not reflected in the segments are other income and equity in partnerships. Expenses that are not reflected in the segments are provision for losses, advisory and net income fees, general and administrative and non-controlling interests.

The segment labeled as “Other” consists of revenue and operating expenses related to the notes receivable and corporate debt.

Presented below is our reportable segments’ operating income for the three months ended September 30, 2017 and 2016, including capital expenditures and segment assets (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,461	$23,231	$111	$4	$31,807
Property operating expenses	(4,485)	(10,659)	(127)	(132)	(15,403)
Depreciation	(2,345)	(4,028)	—	—	(6,373)
Mortgage and loan interest	(1,902)	(5,168)	(420)	(8,227)	(15,717)
Interest income	—	—	—	4,232	4,232
Gain on sale of income producing properties	—	12,760	—	—	12,760
Gain on land sales	—	—	1,062	—	1,062
Segment operating income (loss)	$(271)	$16,136	$626	$(4,123)	$12,368

Balance Sheet Data
Capital expenditures	$691	$—	$55	$—	$1,289
Real estate assets	$147,377	$663,636	$128,230	$—	$939,243

Property Sales
Sales price	$—	$—	$850	$—	$850
Cost of sale	—	—	(320)	—	(320)
Recognized prior deferred gain	—	12,760	532	—	13,292
Gain on sale	$—	$12,760	$1,062	$—	$13,822

	Commercial
For the Three Months Ended September 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,658	$22,408	$—	$1	$30,067
Property operating expenses	(4,727)	(10,693)	(243)	(8)	(15,671)
Depreciation	(2,236)	(3,807)	—	18	(6,025)
Mortgage and loan interest	(1,700)	(6,424)	(550)	(6,688)	(15,362)
Interest income	—	—	—	5,712	5,712
Gain on land sales	—	—	555	—	555
Segment operating income (loss)	$(1,005)	$1,484	$(238)	$(965)	$(724)

Balance Sheet Data
Capital expenditures	$2,045	$—	$375	$—	$2,420
Real estate assets	$151,900	$613,431	$144,378	$—	$909,709

Property Sales
Sales price	$—	$—	$805	$—	$805
Cost of sale	—	—	(250)	—	(250)
Gain on sale	$—	$—	$555	$—	$555

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended
	September 30,
	2017	2016
Segment operating income (loss)	$12,368	$(724)
Other non-segment items of income (expense)
General and administrative	(1,766)	(1,760)
Net income fee to related party	(53)	(67)
Advisory fee to related party	(2,802)	(2,749)
Other income	2,096	252
Earnings from unconsolidated investees	41	146
Income tax expense	—	(46)
Net income (loss) from continuing operations	$9,884	$(4,948)

Presented below is our reportable segments’ operating income for the nine months ended September 30, 2017 and 2016, including capital expenditures and segment assets (dollars in thousands):

	Commercial
For the Nine Months Ended September 30, 2017	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$26,172	$68,922	$111	$11	$95,216
Property operating expenses	(14,324)	(31,616)	(575)	(583)	(47,098)
Depreciation	(7,045)	(12,105)	—	37	(19,113)
Mortgage and loan interest	(5,629)	(16,955)	(1,503)	(25,772)	(49,859)
Interest income	—	—	—	14,083	14,083
Gain on sale of producing properties	—	12,760	—	—	12,760
Gain on land sales	—	—	1,032	—	1,032
Segment operating income (loss)	$(826)	$21,006	$(935)	$(12,224)	$7,021

Balance Sheet Data
Capital expenditures	$2,623	$543	$641	$—	$3,807
Real estate assets	$147,377	$663,636	$128,230	$—	$939,243

Property Sales
Sales price	$—	$—	$2,446	$—	$2,446
Cost of sale	—	—	(1,946)	—	(1,946)
Recognized prior deferred gain	—	12,760	532	—	13,292
Gain on sale	$—	$12,760	$1,032	$—	$13,792

	Commercial
For the Nine Months Ended September 30, 2016	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$24,496	$65,578	$30	$2	$90,106
Property operating expenses	(14,658)	(30,255)	(1,159)	(6)	(46,078)
Depreciation	(6,820)	(10,958)	—	55	(17,723)
Mortgage and loan interest	(5,371)	(18,689)	(1,703)	(17,788)	(43,551)
Interest income	—	—	—	15,791	15,791
Gain on sale of producing properties	6	4,919	—	—	4,925
Gain on land sales	—	—	3,925	—	3,925
Segment operating income (loss)	$(2,347)	$10,595	$1,093	$(1,946)	$7,395

Balance Sheet Data
Capital expenditures	$4,125	$(146)	$1,873	$—	$5,852
Real estate assets	$151,900	$613,431	$144,378	$—	$909,709

Property Sales
Sales price	$—	$11,129	$11,987	$—	$23,116
Cost of sale	—	(10,394)	(6,863)	—	(17,257)
Recognized prior deferred gain	—	—	2,737	—	2,737
Gain on sale	$—	$735	$7,861	$—	$8,596

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2017	2016
Segment operating income	$7,021	$7,395
Other non-segment items of income (expense)
General and administrative	(5,797)	(6,197)
Net income fee to related party	(189)	(193)
Advisory fee to related party	(8,310)	(8,174)
Other income	(324)	1,452
Earnings from unconsolidated investees	249	430
Income tax expense	—	(45)
Net loss from continuing operations	$(7,350)	$(5,332)

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of September 30,
	2017	2016
Segment assets	$939,243	$909,709
Investments in unconsolidated investees	6,335	5,152
Notes and interest receivable	102,555	115,415
Other assets	184,431	144,472
Total assets	$1,232,564	$1,174,748

NOTE 9. COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

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

In connection with its sale of LK–Four Hickory, LLC on December 17, 2007, both Limkwang Nevada, Inc., the majority owner of LK-Four Hickory, LLC, and ARL unconditionally guaranteed the punctual payment when due, whether at stated maturity, by acceleration or hereafter, including all fees and expenses incurred by the bank on collection of a $28.0 million note payable for LK-Four Hickory, LLC which has a current outstanding balance at September 30, 2017 of $19.7 million.

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

NOTE 10. EARNINGS PER SHARE

Earnings Per Share (“EPS”) has been computed pursuant to the provisions of ASC Topic 260, “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

As of September 30, 2017, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are owned by ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares, including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of September 30, 2017 RAI owns 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $10.7 million.

As of September 30, 2017, the Company has no preferred stock or stock options that are required to be included in the calculation of EPS.

NOTE 11. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 14, 2017, which is the date on which the Consolidated Financial Statements were available to be issued.

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

During the nine months ended September 30, 2017, we sold 14.16 acres of land for an aggregate sales price of $2.4 million and acquired three land parcels for development with a combined total of 29.7 acres for a total purchase price of $11.4 million.

As of September 30, 2017, we owned 8,226 units in 50 residential apartment communities, 8 commercial properties comprising approximately 2 million rentable square feet and a golf course. In addition, we own 3,505 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Revenue Recognition on the Sale of Real Estate

Sales and the associated gains or losses of real estate are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale.” The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Foreign Currency Gain or Loss

A subsidiary of TCI issued $106.6 million in bonds during 2017 that will be repaid in Israeli Shekels as the bonds mature. Interest payments are due semiannually beginning in July 2017 through July 2023 with ten semiannual principal payments due beginning July 2019 through July 2023. Until such actual principal payments are made, there will not be any significant need to convert US dollars to Israeli shekels.

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

The Company recorded a foreign currency transaction gain of $1.9 million and a foreign currency transaction loss of $1.8 million for the three and nine months ended September 30, 2017, respectively.

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

The following discussion is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, as included in Part I, Item 1. “Financial Statements” of this report. At September 30, 2017 and 2016, we owned or had interests in a portfolio of 59 and 57 income-producing properties, respectively.

Comparison of the three months ended September 30, 2017 to the same period ended 2016:

For the three months ended September 30, 2017, we reported net income applicable to common shares of $9.1 million or $0.59 income per diluted share, as compared to net loss applicable to common shares of $4 million or $0.26 loss per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $31.8 million for the three months ended September 30, 2017. This represents an increase of $1.7 million compared to the prior period revenues of $30.1 million. The change by segment is an increase of $0.8 million in each of the apartment and commercial portfolios and an increase of $0.1 million in the land portfolio. We purchased three and sold one multifamily property over the prior year which resulted in a net increase of 103 units and was the primary reason for the increase in revenues for our apartment portfolio.

Expense

Property operating expenses were $15.4 million for the three months ended September 30, 2017. This represents a decrease of $0.3 million compared to the prior period operating expenses of $15.7 million. The change by segment was decreases of $0.3 million and $0.1 million in the commercial and land portfolios, respectively; partially offset by an increase of $0.1 million in the other portfolio.

Depreciation and amortization expense was approximately $6.4 million for the three months ended September 30, 2017 for an increase of $0.4 million compared to the prior period expense of $6 million. This increase is primarily attributable to the acquired apartment properties.

Other income (expense)

Interest income decreased to $4.2 million for the three months ended September 30, 2017 compared to $5.7 million for the same period of 2016.  The decrease of $1.5 million was due primarily to the payoff, during 2017, of notes receivable related to four income-producing properties sold in a prior year.

Mortgage and loan interest expense was $15.7 million for the three months ended September 30, 2017. This represents an increase of approximately $0.3 million compared to the prior period expense of $15.4 million. Interest expense for our corporate loans increased $1.5 million, primarily due to interest expense related to the Israeli Series A Bonds payable of $2.6 million, partially offset by a partially offset by a decrease of $0.6 million in interest expense as a result of a $17.8 million pay down on a corporate loan at the end of the second quarter of 2017. We also had an increase of $0.2 million in our commercial portfolio, due to securing additional debt obligation with the refinancing of one of our commercial loans. These increases were partially offset by a decrease of $1.3 million in interest expense on our apartment portfolio due to a loan prepayment penalty paid in the third quarter of 2016 for refinancing of a loan.

A subsidiary of the Company issued $106.6 million in bonds during 2017 that will be repaid in Israeli Shekels as the bonds mature. During the three months ended September 30, 2017, the Company recorded an unrealized foreign currency transaction gain of $1.9 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the bond principal and accrued interest at quarter-end.  We did not have any unrealized foreign currency transaction gain or loss during the three months ended September 30, 2016.

Gain on sale of income-producing properties was $12.8 million for the three months ended September 30, 2017, due to recognition of deferred gain from property sales of two apartment communities in a prior year. There were no sales of income-producing properties during the three months ended September 30, 2017 and 2016.

Gain on land sales was $1.1 million for the three months ended September 30, 2017 compared to $0.6 million for the three months ended September 30, 2016. In the current period we sold 3.3 acres of land for a total sales price of $0.9 million and recorded a gain of $0.5 million. During the third quarter of 2017, we also recognized a deferred gain of $0.6 million on a prior year land sale. During the same period of 2016, we sold 4.8 acres of land for a sales price of $0.8 million and recorded a gain of $0.6 million.

Comparison of the nine months ended September 30, 2017 to the same period ended 2016:

For the nine months ended September 30, 2017, we reported a net loss applicable to common shares of $8.1 million or $0.52 loss per diluted share compared to net loss applicable to common shares of $5.3 million or $0.34 loss per diluted share for the same period in 2016.

Revenues

Rental and other property revenues were $95.2 million for the nine months ended September 30, 2017. This represents an increase of approximately $5.1 million compared to the prior period revenues of $90.1 million. The change by segment is an increase in the apartment portfolio of $3.3 million, an increase in the commercial portfolio of approximately $1.7 million, and an increase in the land portfolio of $0.1 million. We purchased four and sold two multifamily properties over the prior year which resulted in a net increase of 203 units and was the primary reason for the increase in our apartment portfolio revenues. The $1.7 million increase in revenues for the commercial portfolio was primarily due to increased occupancy for two commercial properties.

Expense

Property operating expenses were $47.1 million for the nine months ended September 30, 2017. This represents an increase of $1 million compared to the prior period operating expenses of $46.1 million. The growth in our apartment portfolio resulted in a $1.4 million increase in property operating expenses. In addition, property operating expenses for our other portfolio increased $0.6 million due to professional fees. These increases were partially offset by decreases of $0.6 million and $0.3 million in our land and commercial portfolios, respectively.

Depreciation and amortization expense was $19.1 million for the nine months ended September 30, 2017, an increase of $1.4 million, compared to the prior period expense of $17.7 million. The increase is primarily due to the growth in our apartment portfolio. The increase by segment consisted of a $1.2 million increase in the apartment portfolio and a $0.2 million increase in the commercial portfolio.

Other income (expense)

Interest income was $14.1 million for the nine months ended September 30, 2017 compared to $15.8 million for the same period of 2016.  The decrease of $1.7 million was due primarily to the payoff, during 2017, of notes receivable related to four income-producing properties sold in a prior year.

Mortgage and loan interest expense was $49.9 million for the nine months ended September 30, 2017. This represents an increase of $6.3 million compared to the prior period expense of $43.6 million. The change by segment is an increase in the other portfolio of $8 million primarily due to $5.8 million interest related to our Israeli Series A Bonds, an increase of $1.4 million on two other corporate loans closed during 2016 and an increase in loan fee expense of $0.7 million due to the prepayment of one of our corporate loans in the second quarter of 2017. We also had an increase in our commercial portfolio of $0.2 million, due to securing additional debt obligation and refinancing of one of our commercial loans. These increases were partially offset by decreases of $1.7 million and $0.2 million in the apartment and land portfolios, respectively. The decrease of interest expense in the apartment portfolio is primarily due to loan prepayment penalties associated with refinancing of loans during 2016. These refinances resulted in lower interest rates and the extension of the term of the loan.

During the nine months ended September 30, 2017, the Company recorded an unrealized foreign currency transaction loss of $1.8 million based upon the relative exchange values of the US dollar and the Israeli shekel as applied to the Series A Bonds payable principal and accrued interest at quarter-end.  We did not have any unrealized foreign currency transaction gain or loss during the nine months ended September 30, 2016.

Gain on sale of income-producing properties was $12.8 million for the nine months ended September 30, 2017 compared to a gain of $4.9 million for the same period of 2016. During 2017, the Company recognized $12.8 million of deferred gain from two apartment properties sold to a related party in prior years. In the prior period, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million which resulted in an aggregate gain of approximately $5.2 million. The Company also sold an industrial warehouse in 2016 consisting of approximately 177,805 square feet, which resulted in a loss of approximately $0.2 million.

Gain on land sales was $1 million for the nine months ended September 30, in 2017 compared to gain on land sales of $3.9 million for the same period of 2016. During 2017, the Company sold a combined 14.2 acres of land located in Texas to independent third parties for a total sales price of $2.4 million and an aggregate gain of $0.5 million. We also recognized a deferred gain of $0.5 million on a prior year land sale. In the prior period, the Company sold a combined 57.8 acres of land located in Texas to independent third parties for a total sales price of $8.1 million and an aggregate gain of $3.9 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Incr / (Decr)

Net cash (used in) provided by operating activities	$(23,909)	$28,533	$(52,442)
Net cash used in investing activities	(33,568)	(62,381)	28,813
Net cash provided by financing activities	97,937	25,959	71,978

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2017, we acquired three land parcels for development for a total purchase price of $11.4 million, adding 29.7 acres to the development portfolio. During the nine months ended September 30, 2016, we purchased two apartment communities for an aggregate purchase price of $40 million and three land parcels for future development for a total purchase price of $8.9 million, adding 31.04 acres to the development portfolio.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2017, we received aggregate sales proceeds of approximately $1 million from the sale of 14.16 acres of land. During the nine months ended September 30, 2016, we received aggregate sales proceeds of $15.9 million from the sale of an apartment community, an industrial warehouse and a combined 57.8 acres of land.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the nine months ended September 30, 2017, we had a $106.6 million increase in cash flow from financing activities as a result of proceeds received from the sale of nonconvertible Series A Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI.

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

Tax Matters

ARL is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between ARL, Income Opportunity Realty Investors, Inc., and Transcontinental Realty Investors, Inc.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes for the first nine months of 2017, and taxable losses in 2016 and 2015; therefore, it recorded no provision for income taxes.

At September 30, 2016, ARL had a net deferred tax asset of $60.1 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $837.1 million in notes payable at September 30, 2017, $38.6 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million, and would result in a decrease of $0.02 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 3.72% at September 30, 2017.

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

PART II. OTHER INFORMATION

ITEM 5.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the third quarter of 2017. As of September 30, 2017, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2017	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)