Form 10-K
period 2017-12-31
AMERICAN REALTY INVESTORS INC
filed 2018-04-02
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒ 5

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common stock on the New York Stock Exchange as of December 31, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $9,793,299 based upon a total of 2,019,327 shares held as of December 31, 2017 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 30, 2018, there were 15,997,076 shares of common stock outstanding.

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

The Company is headquartered in Dallas, Texas and its common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol “ARL”. Over 80% of ARL’s stock is owned by related parties. ARL and a subsidiary own approximately 77.68% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the NYSE under the symbol “TCI”. TCI’s financial results are consolidated with those of ARL. In 2012, May Realty Holdings, Inc. (“MRHI”) subsidiaries acquired more than 80% of ARL stock and as a result, ARL is included in the MRHI consolidated group for federal income tax reporting. We have no employees.

TCI owns approximately 81.25% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”). IOR’s financial results are consolidated with those of TCI and its subsidiaries.  Shares of IOR are listed and traded on the NYSE American under the symbol “IOR”.

ARL’s Board of Directors are responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOR. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOR. The officers of ARL also serve as officers of TCI, IOR and Pillar.

Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOR.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

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

Southern Properties Capital Ltd. a British Virgin Island corporation (“Southern”), is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange(“TASE”) . Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

At December 31, 2017, our income-producing properties (most of which were owned by subsidiaries of TCI) consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;

●	A golf course comprising approximately 96.09 acres; and

●	Fifty one residential apartment communities comprising 8,427 units, excluding apartments being developed.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2017:

	Apartments		Commercial
Location	No.	Units	No.	SF
Alabama	1	168	—	—
Arkansas	5	938	—	—
Colorado	2	260	—	—
Florida	3	198	1	6,722
Georgia	1	222	—	—
Louisiana	2	384	—	—
Mississippi	9	924	—	—
North Carolina	1	201	—	—
Tennessee	4	708	—	—
Texas-Greater Dallas-Ft Worth	11	1,962	4	1,473,634
Texas-Greater Houston	2	416	1	95,329
Texas-San Antonio	2	468	—	—
Texas-Other	8	1,578	—	—
Wisconsin	—	—	1	122,205
Total	51	8,427	7	1,697,890

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific, first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable-rate construction loans that are refinanced with the proceeds of long-term, fixed-rate amortizing mortgages when the development has been completed and occupancy has been stabilized. When we sell properties, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable, secured by the property being sold. We may also from time to time enter into partnerships or joint ventures with various investors to acquire land or income-producing properties or to sell interests in some of our properties.

We join with various third-party development companies to construct residential apartment communities. At December 31, 2017, we have fourteen apartment projects in development. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2017, our apartment projects in development included (dollars in thousands):

				Total
				Projected
Property	Location	No. of Units	Costs to Date (1)	Costs (1)
Terra Lago	Rowlett, TX	447	$42,136	$66,375
Parc at Bentonville	Bentonville, AR	216	$85	$27,710
Lakeside Lofts	Farmers Branch, TX	494	$5,079	$78,550
Eagle Crossing	Dallas, TX	153	$81	$20,670
Parc at Garland	Garland, TX	198	$81	$26,007
Parc at Wylie	Wylie, TX	198	$195	$28,212
Apalache Point	Tallahassee, FL	200	$149	$30,251
Overlook at Allensville Square II	Sevierville, TN	144	$525	$20,244
McKinney Point	McKinney, TX	198	$137	$29,846
Dominion at Mercer Crossing	Farmers Branch, TX	256	$2,995	$46,115
Abode Red Rock Properties	Las Vegas, NV	308	$28,095	$58,880
Oak Hollow Phase II	Seguin, TX	96	$5,535	$10,723
Sawgrass Phase II	New Point Richey, FL	80	$3,772	$20,719
Forest Pines	Bryan, TX	240	$269	$31,535

Total		3,228	$89,134	$495,837

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to a) continue to improve these tracts of land for our own development purposes or b) make the improvements necessary to ready the land for sale to other developers.

At December 31, 2017, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

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

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2017 are discussed below:

Purchases

During the year ended December 31, 2017, subsidiaries acquired one income-producing apartment property from third parties in the state of North Carolina, increasing the total number of units by 201, for a combined purchase price of $36.7 million. In addition, we acquired one land parcel for future development for a total purchase price of $5.04 million, adding 18.5 acres to the development portfolio.

Sales

As of December 31, 2017, subsidiaries hold approximately 66.7 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions ARI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. For the year ended December 31, 2017, we have expended $69.8 million related to the construction or predevelopment of various apartment complexes and capitalized $2.4 million of interest costs.

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

As described above and in Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence,” the officers and directors of ARL serve as officers and directors of TCI and IOR. TCI and IOR have business objectives similar to those of ARL. ARL’s officers and directors owe fiduciary duties to both IOR and TCI as well as to ARL under applicable law. In determining whether a particular investment opportunity will be allocated to ARL, IOR, or TCI, management considers the respective investment objectives of each Company and the appropriateness of a particular investment in light of each Company’s existing real estate and mortgage notes receivable portfolio. To the extent that any particular investment opportunity is appropriate to more than one of the entities, the investment opportunity may be allocated to the entity which has had funds available for investment for the longest period of time, or, if appropriate, the investment may be shared among all three or two of the entities.

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

Available Information

ARL maintains an Internet site at www.americanrealtyinvest.com. Available through the website, free of charge, are Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16, and amendments to those reports, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. In addition, we have posted the charters for the Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as the Code of Business Conduct and Ethics, Corporate Governance Guidelines on Director Independence, and other information on the website. These charters and principles are not incorporated in this report by reference. We will also provide a copy of these documents free of charge to stockholders upon written request. The Company issues Annual Reports containing audited financial statements to its common shareholders.

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

We had total indebtedness at December 31, 2017 of approximately $901.1 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

On December 31, 2017, our portfolio consisted of fifty nine income-producing properties consisting of fifty-one apartment communities totaling 8,427 units, seven commercial properties consisting of five office buildings and two retail centers; and a golf course. In addition, we own or control 3,613 acres of improved and unimproved land held for future development or sale. The average annual rental and other property revenue dollar per square foot is $11.83 for the Company’s residential apartment portfolio and $18.55 for the commercial portfolio. The table below shows information relating to those properties in which we own or have an ownership interest, all of which are suitable and adequate for the purpose for which each is utilized:

Residential Apartments	Location	Units	Occupancy
Anderson Estates	Oxford, MS	48	91.70%
Blue Lake Villas I	Waxahachie, TX	186	98.90%
Blue Lake Villas II	Waxahachie, TX	70	98.60%
Breakwater Bay	Beaumont, TX	176	90.90%
Bridgewood Ranch	Kaufman, TX	106	97.20%
Capitol Hill	Little Rock, AR	156	92.90%
Centennial Village	Oak Ridge TN	252	99.20%
Crossing at Opelika	Opelika AL	168	98.20%
Curtis Moore Estates	Greenwood, MS	104	77.90%
Dakota Arms	Lubbock, TX	208	95.20%
David Jordan Phase II	Greenwood, MS	32	78.10%
David Jordan Phase III	Greenwood, MS	40	87.50%
Desoto Ranch	DeSoto, TX	248	97.20%
Falcon Lakes	Arlington, TX	248	98.00%
Heather Creek	Mesquite, TX	200	98.50%
Lake Forest	Houston, TX	240	95.80%
Legacy at Pleasant Grove	Texarkana, TX	208	93.30%
Lodge at Pecan Creek	Denton, TX	192	94.80%
Lofts at Reynolds Village	Asheville, NC	201	97.50%
Mansions of Mansfield	Mansfield, TX	208	97.60%
Metropolitan	Little Rock, AR	260	87.30%
Mission Oaks	San Antonio, TX	228	96.10%
Monticello Estate	Monticello, AR	32	90.60%
Northside on Travis	Sherman, TX	200	97.00%
Oak Hollow	Seguin TX	160	94.40%
Oceanaire	Biloxi, MS	196	94.40%
Overlook at Allensville	Sevierville TN	144	96.50%
Parc at Clarksville	Clarksville, TN	168	96.40%
Parc at Denham Springs	Denham Springs, LA	224	94.60%
Parc at Maumelle	Little Rock, AR	240	93.80%
Parc at Metro Center	Nashville, TN	144	98.60%
Parc at Rogers	Rogers, AR	250	96.40%
Preserve at Pecan Creek	Denton, TX	192	94.30%
Preserve at Prairie Point	Lubbock, TX	184	97.80%
Residences at Holland Lake	Weatherford TX	208	97.60%
Riverwalk Phase I	Greenville, MS	32	96.90%
Riverwalk Phase II	Greenville, MS	72	91.70%
Sawgrass Creek	New Port Richey, FL	45	95.56%
Sonoma Court	Rockwall, TX	124	99.20%
Sugar Mill	Baton Rouge, LA	160	100.00%
Tattersall Village	Hinesville, GA	222	96.40%
Toulon	Gautier, MS	240	92.10%
Tradewinds	Midland TX	214	97.70%
Villager Apts	Fort Walton FL	33	97.00%
Villas at Park West I	Pueblo, CO	148	100.00%
Villas at Park West II	Pueblo, CO	112	100.00%
Vista Ridge	Tupelo MS	160	96.90%
Vistas of Vance Jackson	San Antonio, TX	240	97.10%
Waterford at Summer Park	Rosenberg TX	196	92.30%
Westwood	Mary Ester FL	120	98.30%
Windsong	Fort Worth, TX	188	98.40%

51	Total Apartment Units	8,427	95.18%

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Las Colinas, TX	512,210	92.36%
770 South Post Oak	Houston, TX	95,329	86.43%
Browning Place (Park West I)	Farmers Branch, TX	625,378	77.53%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,234	97.79%
5	Total Office Buildings	1,568,963

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	87.36%
Fruitland Park	Fruitland Park, FL	6,722	100.00%
2	Total Retail Centers	128,927

	Total Commercial	1,697,890

Golf Course	Location	Acres
Mahogany Run Golf Course	St. Thomas, US Virgin Islands	96.09
1	Total Golf Course	96.09

Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized (1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2018	172,297	3,647,957	$21.17	10.1%	13.5%
2019	298,377	5,299,974	$17.76	17.6%	19.4%
2020	119,770	2,523,397	$21.07	7.1%	9.3%
2021	125,086	2,561,127	$20.47	7.4%	9.5%
2022	236,901	5,118,961	$21.61	14.0%	18.9%
2023	172,346	2,344,412	$13.60	10.2%	8.7%
2024	61,044	996,807	$16.33	3.6%	3.7%
2025	113,829	2,604,020	$22.88	6.7%	9.6%
2026	14,445	375,570	$26.00	0.9%	1.4%
Thereafter	80,074	1,627,426	$20.32	4.7%	6.0%
Total	1,394,169	$27,099,652		82.3%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2017, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements which may be estimates as of such date.

The table below shows information related to the land parcels we own as of December 31, 2017:

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Audubon	Adams County, MS	48.20
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Denham Springs	Denham Springs, LA	4.38
Dominion Mercer	Farmers Branch, TX	5.29
Gautier	Gautier, MS	3.46
GNB Land	Farmers Branch, TX	45.00
Hollywood Casino Tract II	Farmers Branch, TX	11.36
Lacy Longhorn	Farmers Branch, TX	5.08
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
Manhattan Land	Farmers Branch, TX	8.79
McKinney 36	Collin County, TX	9.58
Meloy/Portage Land	Kent,OH	52.95
Minivest	Dallas, TX	0.23
Nashville	Nashville, TN	6.25
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Senlac	Farmers Branch, TX	8.49
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	8.66
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34 (Mercer Crossing)	Farmers Branch, TX	2.19
Willowick	Pensacola, FL	39.78
Windmills Farm	Kaufman County, TX	2,863.87
	Total Land/Development	3,219.52

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Dallas, TX	10.59
Hollywood Casino Tract I	Farmers Branch, TX	10.96
LaDue	Farmers Branch, TX	8.01
Three Hickory	Farmers Branch, TX	6.60
Travelers	Farmers Branch, TX	193.17
Valwood Land	Farmers Branch, TX	16.87
Walker/Cummings	Dallas County, TX	82.59
Whorton	Bentonville, AR	64.44
	Total Land Subject to Sales Contract	393.23
	Total Land	3,612.75

ITEM 3.	LEGAL PROCEEDINGS

ART and ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”). The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties. Through the years, a number of rulings, both for and against American Realty Trust, Inc. “ART” and ART Midwest, Inc., were issued. In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest. The ruling was against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. Subsequently, the trial court recalculated the damage award, reducing it to approximately $59 million, inclusive of actual damages and then current interest. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

The Clapper Parties subsequently filed a new lawsuit against ARI, its subsidiary EQK Holdings, Inc. “EQK”, and ART.  The Clapper Parties seek damages from ARL for payment by ART to ARL of ART’s stock in EQK in exchange for a release of the Antecedent Debt owed by ART to ARI. In February 2018 the court determined that this legal matter should not have been filed in federal court and therefore granted motions to dismiss on jurisdictional grounds. . The company has no knowledge as to whether the plaintiffs will attempt to refile their lawsuit in a state court.

In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was recently lifted.  The trial court subsequently dismissed the case on procedural grounds, but ART has filed a notice of appeal. The appeal was heard in February 2018 and we are awaiting a ruling by the appeals court. In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero. In February 2018 the court determined that this legal matter should not have been filed in federal court and therefore dismissed the lawsuit. The company has no knowledge as to whether the plaintiffs will attempt to refile their lawsuit in a state court.

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

ARL’s common stock is listed and traded on the NYSE American under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2017		2016
	High	Low	High	Low
First Quarter	$9.85	$5.17	$5.83	$3.89
Second Quarter	$9.99	$7.00	$7.05	$4.44
Third Quarter	$8.95	$8.00	$7.81	$5.19
Fourth Quarter	$14.50	$8.67	$7.93	$4.92

On March 20, 2018, the closing market price of ARL’s common stock on the NYSE American $14.72 per share, and was held by approximately 2,832 stockholders of record.

ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2017, 2016 or 2015. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized with a par value of $2.00 per share and a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days. At December 31, 2017, 2,000,614 shares of Series A Preferred Stock were outstanding. Of the outstanding shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Under ARL’s Amended Articles of Incorporation, 91,000 shares of Series D 9.50% Cumulative Preferred Stock are authorized with a par value of $2.00 per share, and a liquidation preference of $20.00 per share. Dividends are payable at the annual rate of $1.90 per year or $0.475 per quarter to stockholders of record on the last day of each March, June, September and December when and as declared by the Board of Directors. The Series D Preferred Stock is reserved for the conversion of the Class A limited partner units of Ocean Beach Partners, L.P. The Class A units may be exchanged for Series D Preferred Stock at the rate of 20 Class A units for each share of Series D Preferred Stock. There are no outstanding shares of Series D Preferred Stock. On January 12, 2018 Realty Advisors converted 200,000 preferred shares, plus accrued dividends into 482,716 shares of common stock.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares repurchased during the year ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

AMERICAN REALTY INVESTORS, INC.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$126,221	$119,663	$104,188	$79,412	$80,750
Total operating expenses	108,793	105,029	97,880	82,611	96,426
Operating income (loss)	17,428	14,634	6,308	(3,199)	(15,676)
Other expenses	(47,706)	(36,325)	(31,622)	(15,511)	(35,264)
Income (loss) before gain on land sales, non-controlling interest, and taxes	(30,278)	(21,691)	(25,314)	(18,710)	(50,940)
Gain (loss) on income producing properties	16,698	16,207	—	—	—
Gain (loss) on land sales	4,884	3,121	21,648	561	(455)
Income tax benefit (expense)	(180)	(46)	(517)	20,413	40,513
Net income (loss) from continuing operations	(8,876)	(2,409)	(4,183)	2,264	(10,882)
Net income (loss) from discontinuing operations	—	(1)	896	37,909	62,606
Net income (loss)	(8,876)	(2,410)	(3,287)	40,173	51,724
Net income (loss) attributable to non-controlling interest	445	(322)	1,327	(9,288)	(10,448)
Net income (loss) attributable to American Realty Investors, Inc.	(8,431)	(2,732)	(1,960)	30,885	41,276
Preferred dividend requirement	(1,105)	(1,101)	(1,216)	(2,043)	(2,452)
Net income (loss) applicable to common shares	$(9,536)	$(3,833)	$(3,176)	$28,842	$38,824

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$(0.61)	$(0.25)	$(0.27)	$(0.71)	$(2.07)
Income (loss) from discontinued operations	—	—	0.06	2.99	5.43
Net income (loss) applicable to common shares	$(0.61)	$(0.25)	$(0.21)	$2.28	$3.36
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,111,107	12,683,956	11,525,389

Earnings per share - diluted
Income (loss) from continuing operations	$(0.61)	$(0.25)	$(0.27)	$(0.71)	$(2.07)
Income (loss) from discontinued operations	—	—	0.06	2.99	5.43
Net income (loss) applicable to common shares	$(0.61)	$(0.25)	$(0.21)	$2.28	$3.36
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,111,107	12,683,956	11,525,389

BALANCE SHEET DATA
Real estate, net	$988,117	$901,006	$853,507	$699,763	$700,294
Notes and interest receivable, net	112,095	126,564	120,243	134,366	136,815
Total assets	1,296,720	1,174,909	1,117,368	965,498	943,322
Notes and interest payables	1,014,132	851,095	804,760	659,059	659,042
Shareholders' equity	165,883	176,131	176,889	179,588	134,861
Book value per share	10.69	11.35	11.71	14.16	11.70

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and a golf course. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2017 we acquired $41.7 million and sold $11.2 million of land and income-producing properties. As of December 31, 2017, we owned 8,427 units in fifty-one residential apartment communities, seven commercial properties comprising approximately 1.7 million rentable square feet and a golf course. In addition, we own 3,613 acres of land held for development. The Company currently owns income-producing properties and land in eleven states as well as in the U.S. Virgin Islands.

We finance our acquisitions primarily through operating cash flow, proceeds from the sale of land and income-producing properties and debt financing primarily in the form of property-specific first-lien mortgage loans from commercial banks and institutional lenders. We finance our development projects principally with short-term, variable interest rate construction loans that are converted to long-term, fixed rate amortizing mortgages when the development project is completed and occupancy has been stabilized. We will, from time to time, also enter into partnerships with various investors to acquire income-producing properties or land and to sell interests in some of our wholly owned properties. When we sell assets, we may carry a portion of the sales price generally in the form of a short-term, interest bearing seller-financed note receivable. We generate operating revenues primarily by leasing apartment units to residents and leasing office, retail and industrial space to commercial tenants.

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

The Company, in accordance with the VIE guidance in ASC 810 “Consolidations,” consolidated fifty-one and fifty multifamily residential properties located throughout the United States at December 31, 2017 and 2016, respectively, ranging from 32 units to 260 units.  Assets totaling approximately $484 million and approximately $442 million at December 31, 2017 and 2016, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real Estate Assets Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2017 or 2016.

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

The following discussion is based on our Consolidated Statements of Operations for the year ended December 31, 2017, 2016 and 2015 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.” The prior year’s property portfolios have been adjusted for subsequent sales. Continued operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 31, 2017, 2016 and 2015, we owned or had interests in a portfolio of fifty-nine, fifty-nine and fifty-eight income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. Sales subsequent to year end represent properties that were held as of year end for the years presented, but sold in subsequent years. Continued operations represents all properties that have not been reclassed to discontinued operations as of December 31, 2017 for the year presented. The table below shows the number of income-producing properties held by year.

	2017	2016	2015

Continued operations	59	59	58
Sales subsequent to year end	—	—	—
Total property portfolio	59	59	58

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016:

For the year ended December 31, 2017, we reported net loss applicable to common shares of $9.5 million or ($0.61) per diluted earnings per share compared to a net loss applicable to common shares of $3.8 million or ($0.25) per diluted earnings per share for the year ended December 31, 2016.  The current year net loss applicable to common shares of $9.5 million includes gain on income-producing properties of $16.7 million and gain on land sales of $4.9 million compared to the prior year net loss applicable to common shares of $3.8 million which includes gain on land sales of $3.1 million.

Revenues

 Rental and other property revenues were $126.2 million for the year ended December 31, 2017. This represents an increase of $6.5 million compared to the prior year revenues of $119.7 million. The change by segment is an increase in the apartment portfolio of $6.2 million and an increase in the commercial portfolio of 0.3 million, partially offset by a decrease of $0.1 million in the other portfolio. We purchased four apartment communities during the year ended December 31, 2016, which produced rental revenue of $8.3 million and $2.0 million during the years ended December 31, 2017 and 2016, respectively, for a net increase of $6.3 million.  In addition, we purchased one apartment property during 2017 that produced $0.8 million in rental revenue.

Expenses

Property operating expenses were $64.1 million for the year ended December 31, 2017. This represents an increase of $1.1 million compared to the prior year operating expenses of $63.0 million. The change by segment is an increase in the apartment portfolio of $2.9 million, a decrease in the commercial portfolio of $1.9 million and a decrease in the land portfolio of $0.9 million, partially offset by a increase in the other portfolio of $1.0 million. The Company added a net 723 apartment units during 2016 and 201 units during 2017.  Property operating expenses for our commercial portfolio decreased $1.8 million. In addition, we had a decrease in property operating expenses for our land portfolio of $1.0 million.

Depreciation and amortization expenses were $25.7 million for the year ended December 31, 2017. This represents an increase of $1.9 million compared to prior year depreciation of $23.8 million. The increase is primarily due to the growth in our apartment portfolio which had an increase of $2.3 million year-over-year.

General and administrative expenses were $7.7 million dollars for the year ended December 31, 2017. This represents an increase of $0.6 million compared to the prior year general and administrative expenses of $7.1 million.

There was no provision for impairment of notes receivable, investment in real estate partnerships and real estate assets for the years ended December 31, 2017 and December 31, 2016.

Net income fee was $0.3 million for the year ended December 31, 2017 and December 31, 2016. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $11.1 million for the year ended December 31, 2017. This represents an increase of $0.2 million compared to the prior year advisory fees of $10.9 million.  Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $18.9 million for the year ending December 31, 2017. This represents an decrease of $1.6 million compared to the prior year interest income of $20.5 million dollars. This decrease was primarily due to a decrease of $2.3 in interest on notes receivable, partially offset by a $1.3 million increase in interest on receivable owed from Advisor.

Other income was $4.1 million for the year ending December 31, 2017. This represents a increase of $2.0 million compared to prior year other income of $2.1 million. The increase is primarily due to a property with a negotiated settlement of a debt with the lender during 2015.

Mortgage and loan interest expense was $66.1 million for the year ended December 31, 2017. This represents an increase of $6.7 million compared to the prior year expense of $59.4 million. The change by segment is an increase in the other portfolio of $7.4 million, an increase in the apartment portfolio of $1.7 million and an increase in the commercial portfolio of $0.3 million, partially offset by a decrease in the land portfolio of $2.5 million.  The increase in the apartment portfolio was primarily due to the acquisition of new properties, partially offset by the refinancing of five loans during 2016 at lower rates.

Gain on sale of income-producing properties was $16.7 million, of that amount, $14.1 million was attributable to recognition of deferred gains for the year ended December 31, 2017.  During 2017, the Company sold one commercial property located in Mattoon, IL to an independent third party for a total sales price of $5.1 million. We recorded an aggregate gain of $2.6 million from the sale of this property. During 2016, the Company sold one apartment community located in Irving, Texas to an independent third party for a total sales price of $8.1 million and one apartment community located in Topeka, Kansas to an independent third party for a total sales price of $12.3 million. We recorded an aggregate gain of $16.2 million from the sale of these two properties.  The Company also sold an industrial warehouse consisting of approximately 177,805 square feet. The sale resulted in a loss of approximately $0.2 million.

Gain on land sales was $4.9 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.   During 2017, we sold 60.5 acres of land to an independent third party for total sales price of $11.2 million. We recorded an aggregate $4.9 million gain from the land sales. During 2016, we sold a combined 129.7 acres of land located in Forney, Texas, McKinney, Texas, Farmers Branch, Texas and Nashville, Tennessee to independent third parties for a total sales price of $29.1 million.  We recorded an aggregate $3.1 million gain from the land sales.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015:

For the year ended December 31, 2016, we reported a net loss applicable to common shares of $3.8 million or ($0.25) per diluted earnings per share compared to a net loss applicable to common shares of $3.2 million or ($0.21) per diluted earnings per share for the same period ended 2015. The net loss applicable to common shares of $3.8 million during the year ended December 31, 2016, includes gain on income-producing properties of $16.2 million and gain on land sales of $3.1 million compared to the prior year net loss applicable to common shares of $3.2 million which includes gain on land sales of $21.6 million, a provision on the impairment of real estate assets of $5.3 million and net income from discontinued operations of $0.9 million.

Revenues

Rental and other property revenues were $119.7 million for the year ended December 31, 2016. This represents an increase of $15.5 million, as compared to the prior year revenues of $104.2 million. The change by segment is an increase in the apartment portfolio of $13.1 million and an increase in the commercial portfolio of $2.5 million, partially offset by a decrease of $0.1 million in the other portfolio. W e purchased 12 apartment communities during the year ended December 31, 2015, which produced rental revenue of $21.7 million and $10.2 million during the years ended December 31, 2016 and 2015, respectively, for a net increase of $11.5 million. In addition, we purchased four apartment properties during 2016 that produced revenues of $2.0 million and we had a decrease in rental revenue of approximately $0.9 million for two apartment communities sold during 2016. The $2.5 million increase in revenues for the commercial portfolio was primarily due to the acquisition of a commercial building in Houston, Texas late in the second quarter of 2015.

Expenses

Property operating expenses were $63.0 million for the year ended December 31, 2016. This represents an increase of $9.0 million compared to the prior year operating expenses of $54 million. The change by segment is an increase in the apartment portfolio of $5.8 million and an increase in the commercial portfolio of $2.6 million and an increase in the land portfolio of $0.7 million, partially offset by a decrease in the other portfolio of $0.2 million. The Company added a net 2,145 apartment units during 2015 and 723 units during 2016. Property operating expenses for our commercial portfolio increased $2.6 million due to the acquisition of an office building in Houston, Texas late in the second quarter of 2015.

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

There was no provision for impairment of notes receivable, investment in real estate partnerships and real estate assets for the year ended December 31, 2017.

Net income fee was $0.3 million for the year ended December 31, 2016. This represents a decrease of $0.2 million compared to the prior year net income fee of $0.5 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $10.9 million for the year ended December 31, 2016. This represents an increase of $1.1 million compared to the prior year advisory fees of $9.8 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $20.5 million for the year ending December 31, 2016. This represents an increase of $3.8 million compared to the prior year interest income of $16.7 million. This increase was primarily due to the year-over-year increase in the receivable from our Advisor.

Other income was $2.1 million for the year ending December 31, 2016. This represents a decrease of $2.0 million compared to the prior year other income of $4.1 million. The increase is primarily due to a property with a negotiated settlement of a debt with the lender during 2015.

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

Discontinued Operations

Effective January 1, 2015, the Company adopted the provisions of ASU 2014-08, which changed the criteria of ASC360 related to determining which disposals qualify to be accounted for as discontinued operations and modified related reporting and disclosure requirements. Disposals representing a strategic shift in operations that have a major effect on a company’s operations and financial results will be presented as discontinued operations.

There were no sales of income-producing properties during 2017 or 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (dollars in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Rental and other property revenues	$—	$—	$355
	—	—	355
Expenses:
Property operating expenses	—	2	(345)
Depreciation	—	—	—
General and administrative	—	—	99
Total operating expenses	—	2	(246)

Other income (expense):
Other income (expense)	—	—	45
Mortgage and loan interest	—	—
Loan charges and prepayment penalties	—	—	—
Litigation settlement	—	—	—
Total other expenses	—	—	43

Income (loss) from discontinued operations before gain on sale of real estate and taxes	—	(2)	644
Gain on sale of real estate from discontinued operations	—	—	735
Income tax expense	—	1	(483)
Income from discontinued operations	$—	$(1)	$896

Liquidity and Capital Resources

General

Our principal liquidity needs are:

●	fund normal recurring expenses;

●	meet debt service and principal repayment obligations including balloon payments on maturing debt;

●	fund capital expenditures, including tenant improvements and leasing costs;

●	fund development costs not covered under construction loans; and

●	fund possible property acquisitions.

Our principal sources of cash have been and will continue to be:

●	property operations;

●	proceeds from land and income-producing property sales;

●	collection of mortgage notes receivable;

●	collections of receivables from related companies;

●	refinancing of existing debt; and

●	additional borrowings, including mortgage notes payable, and lines of credit.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2017, along with cash that will be generated in 2018 from notes and interest receivables, will be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

 Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2017	2016	Variance

Net cash provided by (used in) operating activities	$(37,345)	$17,446	$(54,791)
Net cash provided by (used in) investing activities	(90,028)	(61,100)	(28,928)
Net cash provided by (used in) financing activities	152,771	45,944	106,827

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the year ended December 31, 2017, we acquired four apartment properties and four developmental land properties.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

Equity Investments.

ARL has from time to time purchased shares of IOR and TCI. The Company may purchase additional equity securities of IOR and TCI through open market and negotiated transactions to the extent ARL’s liquidity permits.

Equity securities of TCI held by ARL (and of IOR held by TCI) may be deemed “restricted securities” under Rule 144 of the Securities Act of 1933 (“Securities Act”). Accordingly, ARL may be unable to sell such equity securities other than in a registered public offering or pursuant to an exemption under the Securities Act for a one-year period after they are acquired. Such restrictions may reduce ARL’s ability to realize the full fair value of such investments if ARL attempted to dispose of such securities in a short period of time.

Contractual Obligations

We have contractual obligations and commitments primarily with regards to the payment of mortgages. The following table aggregates our expected contractual obligations and commitments and includes items not accrued, per GAAP, through the term of the obligation such as interest expense and operating leases. Our aggregate obligations subsequent to December 31, 2017 are shown in the table below (dollars in thousands):

	Total	2018	2019	2020	2021-2022	Thereafter
Long-term debt obligation (1)	$1,816,157	$112,934	$128,510	$91,459	$97,387	$1,385,867
Operating lease obligation	30,941	504	514	524	1,603	27,796
Total	$1,847,098	113,438	$129,024	$91,983	$98,990	$1,413,663

(1)	ARL’s long-term debt may contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the note to become due immediately.

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

As of December 31, 2017, our $867.7 million debt portfolio consisted of approximately $827.9 million fixed-rate debt and approximately $39.8 million variable-rate debt with interest rates ranging from 4.75% to 12.0%. Our overall weighted average interest rate at December 31, 2017 and 2016 was 4.91% and 4.91%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2017 than they did during 2016, ARL’s interest expense would increase and net income would decrease by $0.8 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains only those exposures that existed at December 31, 2017. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Assets
Market securities at fair value	—	—	—	—	—	—	$—
Note Receivable

Fixed interest rate - fair value							$117,913
Instruments’ maturities	$47,013	$496	$5,907	$174	$—	$64,322	$117,913
Instruments’ amortization	—	—	—	—	—	—	—
Interest	9,646	7,288	7,225	6,516	6,499	77,989	115,164
Average Rate	8.18%	10.42%	10.41%	10.26%	10.26%	10.10%

	2018	2019	2020	2021	2022	Thereafter	Total
Notes Payable
Variable interest rate - fair value							$40,035
Variable interest rate notes
Instrument’s maturities	$—	$30,816	$—	$—	$—	$—	$30,816
Instrument’s amortization	7,444	620	231	241	159	524	9,219
Interest	1,878	1,726	74	59	46	584	4,367
Average Rate	5.44%	5.37%	6.44%	6.47%	6.50%	6.50%

Fixed interest rate - fair value							$876,702
Instrument’s maturities	$4,151	$231	$9,509	$35,921	$0	$11,031	$60,843
Instrument’s amortization	68,244	69,467	60,386	12,644	11,045	594,073	815,859
Interest	32,167	26,600	21,259	19,617	17,655	779,749	897,047
Average Rate	5.91%	5.19%	4.10%	3.80%	3.67%	3.57%

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These consolidated financial statements are the responsibility of Company’s. management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Liquidity

As described in the Note 14, American Realty Investors, Inc.’s management intends to sell land and income-producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

Supplemental Information

The supplemental information contained in Schedules III and IV has been subjected to audit procedures performed in conjunction with the audit of the Company’s financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, the financial date required to be set forth therein in relation to the financial statements as a whole.

FARMER, FUQUA & HUFF, PC

Richardson, Texas

March 30, 2018

We have served as the Company’s auditor since 2004.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,117,429	$1,017,684
Real estate subject to sales contracts at cost, net of depreciation	48,234	48,919
Less accumulated depreciation	(177,546)	(165,597)
Total real estate	988,117	901,006
Notes and interest receivable
Performing (including $69,320 in 2017 and $125,799 in 2016 from related parties)	97,775	143,601
Non-Performing (including $30,090 in 2017 from related parties)	30,090	—
Less allowance for estimated losses (including $14,269 in 2017 and $15,537 in 2016 from related parties)	(15,770)	(17,037)
Total notes and interest receivable	112,095	126,564
Cash and cash equivalents	42,920	17,522
Restricted cash	45,618	38,399
Investments in unconsolidated subsidiaries and investees	6,396	6,087
Receivable from related party	38,311	24,672
Other assets	63,263	60,659
Total assets	$1,296,720	$1,174,909

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$898,750	$845,107
Notes related to assets held for sale	376	376
Notes related to assets subject to sales contracts	1,957	5,612
Bonds and interest payable	113,049	—
Deferred revenue (including $56,887 in 2017 and $70,935 in 2016 from sales to related parties)	77,332	91,380
Accounts payable and other liabilities (including $11,893 in 2017 and $10,854 in 2016 to related parties)	39,373	56,303
	1,130,837	998,778

Shareholders’ equity:

Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 2,000,614 shares in 2017 and 2016 (liquidation preference $10 per share), including 900,000 shares in 2017 and 2016 held by ARL	2,205	2,205
Common stock, $0.01 par value, authorized 100,000,000 shares; issued 15,930,145 shares and outstanding 15,514,360 shares in 2017 and 2016, including 140,000 shares held by TCI (consolidated) in 2017 and 2016	159	159
Treasury stock at cost; 415,785 shares in 2017 and 2016, and 140,000 shares held by TCI (consolidated) as of 2017 and 2016	(6,395)	(6,395)
Paid-in capital	110,138	111,510
Retained earnings	5,967	14,398
Total American Realty Investors, Inc. shareholders’ equity	112,074	121,877
Non-controlling interest	53,809	54,254
Total equity	165,883	176,131
Total liabilities and equity	$1,296,720	$1,174,909

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $839, $708 and $726 for the year ended 2017, 2016 and 2015, respectively, from related parties)	$126,221	$119,663	$104,188

Expenses:
Property operating expenses (including $959, $900 and $770 for the year ended 2017, 2016 and 2015, respectively, from related parties)	64,091	62,950	54,002
Depreciation	25,679	23,785	21,418
General and administrative (including $3,225, $4,053 and $3,855 for the year ended 2017, 2016 and 2015, respectively, from related parties)	7,691	7,119	6,893
Provision on impairment of real estate assets	—	—	5,300
Net income fee to related party	250	257	492
Advisory fee to related party	11,082	10,918	9,775
Total operating expenses	108,793	105,029	97,880
Operating income	17,428	14,634	6,308

Other income (expense):
Interest income (including $16,298, $18,864 and $15,859 for the year ended 2017, 2016 and 2015, respectively, from related parties)	18,941	20,453	16,674
Other income	4,082	2,091	4,106
Mortgage and loan interest (including $6,695, $5,300 and $3,774 for the year ended 2017, 2016 and 2015, respectively, from related parties)	(66,171)	(59,362)	(52,477)
Loss on the sale of investments	(331)	—	(1)
Earnings from unconsolidated subsidiaries and investees	309	493	428
Foreign currency translation loss	(4,536)	—	—
Litigation settlement	—	—	(352)
Total other expenses	(47,706)	(36,325)	(31,622)
Loss before gain on sales, non-controlling interest and taxes	(30,278)	(21,691)	(25,314)
Gain on sale of income-producing properties (including recognition of $14,048, $0, and $0 previously deferred gains in 2017, 2016, 2015, respectively)	16,698	16,207	—
Gain on land sales	4,884	3,121	21,648
Loss from continuing operations before tax	(8,696)	(2,363)	(3,666)
Income tax benefit (expense)	(180)	(46)	(517)
Net (loss) from continuing operations	(8,876)	(2,409)	(4,183)
Discontinued operations:
Income (loss) from discontinued operations	—	(2)	644
Gain on sale of real estate from discontinued operations	—	—	735
Income tax expense from discontinued operations	—	1	(483)
Net income (loss) from discontinued operations	—	(1)	896
Net (loss)	(8,876)	(2,410)	(3,287)
Net income (loss) attributable to non-controlling interests	445	(322)	1,327
Net (loss) attributable to American Realty Investors, Inc.	(8,431)	(2,732)	(1,960)
Preferred dividend requirement	(1,105)	(1,101)	(1,216)
Net (loss) applicable to common shares	$(9,536)	$(3,833)	$(3,176)

Earnings per share - basic
Loss from continuing operations	$(0.61)	$(0.25)	$(0.27)
Income from discontinued operations	—	—	0.05
Net (loss) applicable to common shares	$(0.61)	$(0.25)	$(0.22)

Earnings per share - diluted
Loss from continuing operations	$(0.61)	$(0.25)	$(0.27)
Income from discontinued operations	—	—	0.05
Net (loss) applicable to common shares	$(0.61)	$(0.25)	$(0.22)

Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,111,107
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,111,107

Amounts attributable to American Realty Investors, Inc.
Loss from continuing operations	$(8,431)	$(2,731)	$(2,856)
Income (loss) from discontinued operations	—	(1)	896
Net income (loss)	$(8,431)	$(2,732)	$(1,960)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2017

(dollars in thousands)

				Common Stock					Non-controlling
	Total Capital	Comprehensive Loss	Preferred Stock	Shares	Amount	Treasury Stock	Paid-in Capital	Retained Earnings	Controlling Interest
Balance, December 31, 2014	$179,588	$(53,040)	$3,126	14,443,404	$141	$(6,395)	$108,378	$19,090	$55,248
Net (loss)	(3,287)	(3,287)	—	—	—	—	—	(1,960)	(1,327)
Contribution from non-controlling interests	11	—	—	—	—	—	—	—	11
Assumption of non-controlling interests	(470)	—	—	—	—	—	(470)	—	—
Conversion of preferred stock into common stock	2,263	—	(921)	1,486,741	15	—	3,169	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,216)	—	—	—	—	—	(1,216)	—	—
Balance, December 31, 2015	$176,889	$(56,327)	$2,205	15,930,145	$156	$(6,395)	$109,861	$17,130	$53,932
Net income (loss)	(2,410)	(2,410)	—	—	—	—	—	(2,732)	322
Assumption of non-controlling interests	(268)	—	—	—	—	—	(268)	—	—
Sale of non-controlling interests	3,021	—	—	—	3	—	3,018	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,101)	—	—	—	—	—	(1,101)	—	—
Balance, December 31, 2016	$176,131	$(58,737)	$2,205	15,930,145	$159	$(6,395)	$111,510	$14,398	$54,254
Net (loss)	(8,876)	(8,876)	—	—	—	—	—	(8,431)	(445)
Assumption of non-controlling interests	(267)	—	—	—	—	—	(267)	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,105)	—	—	—	—	—	(1,105)	—	—
Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss)	$(8,876)	$(2,410)	$(3,287)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
Gain on sale of land	(4,884)	(3,121)	(21,648)
Gain on sale of income-producing properties	(16,698)	(16,207)	(735)
Depreciation and amortization	25,679	23,785	21,418
Provision on impairment of notes receivable and real estate assets	558	—	5,300
Amortization of deferred borrowing costs	3,591	4,357	2,842
Amortization of Series A bond issuance costs	971	—	—
Losses from unconsolidated subsidiaries and investees	(309)	493	1,327
(Increase) decrease in assets:
Accrued interest receivable	(581)	(1,151)	(1,242)
Other assets	11,751	(2,343)	2,683
Prepaid expense	(15,192)	(9,222)	(13,851)
Escrow	(8,584)	7,584	(1,261)
Earnest money	856	(571)	(1,193)
Rent receivables	(425)	2,844	(2,168)
Increase (decrease) in liabilities:
Accrued interest payable	4,599	3,475	(255)
Related party payables	(12,871)	(706)	(11,027)
Other liabilities	(16,930)	10,639	(11,412)
Net cash provided by (used in) operating activities	(37,345)	17,446	(34,509)

Cash Flow From Investing Activities:
Proceeds from notes receivables	30,233	6,532	14,744
Origination of notes receivables	(15,741)	(11,703)	(18,055)
Acquisition of land held for development	—	(12,508)	—
Acquisition of income producing properties	(37,044)	(79,736)	(207,313)
Proceeds from sale of income producing properties	4,623	21,850	—
Proceeds from sale of land	6,301	29,128	108,356
Investment in unconsolidated real estate entities	(267)	2,278	4,086
Improvement of land held for development	(1,986)	(3,023)	(6,158)
Improvement of income producing properties	—	(5,998)	(8,955)
Sale of non-controlling interest	—	—	(336)
Sale of controlling interest	—	3,021	—
Construction and development of new properties	(76,147)	(10,941)	(16,717)
Net cash (used in) investing activities	(90,028)	(61,100)	(130,348)

Cash Flow From Financing Activities:
Proceeds from Series A bonds payable	115,337	—	—
Proceeds from notes payable	135,116	242,215	412,326
Recurring amortization of principal on notes payable	(86,091)	(22,851)	(26,668)
Payments on maturing notes payable	—	(173,160)	(195,549)
Debt assumption by buyer	—	—	(16,688)
Deferred financing costs	(3,599)	841	(6,734)
Distributions to non-controlling interests	—	—	11
Bond issuance costs	(6,887)	—	—
Preferred stock dividends - Series A	(1,105)	(1,101)	(1,216)
Conversion of preferred stock into common stock	—	—	2,308
Net cash provided by financing activities	152,771	45,944	167,790

Net increase (decrease) in cash and cash equivalents	25,398	2,290	2,933
Cash and cash equivalents, beginning of period	17,522	15,232	12,299
Cash and cash equivalents, end of period	$42,920	$17,522	$15,232

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,976	$50,945	$44,672
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2017	2016	2015
	(dollars in thousands)

Net (loss)	$(8,876)	$(2,410)	$(3,287)
Comprehensive income (loss) loss attributable to non-controlling interest	445	(322)	1,327
Comprehensive (loss) attributable to American Realty Investors, Inc.	$(8,431)	$(2,732)	$(1,960)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO FINANCIAL STATEMENTS

The accompanying Consolidated Financial Statements of American Realty Investors, Inc. “ARL” and consolidated entities have been prepared in conformity with accounting principles generally accepted in the United States of America, the most significant of which are described in Note 1. “Organization and Summary of Significant Accounting Policies.” The Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31 of each year and for the year then ended, unless otherwise indicated. Dollar amounts in tables are in thousands, except per share amounts.

Certain balances for 2016 and 2015 have been reclassified to conform to the 2017 presentation.

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business.

The Company, a Nevada corporation that was formed in 1999, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE American”) under the symbol “ARL”. Over 80% of ARL’s stock is owned by related party entities. ARL and a subsidiary own approximately 77.68% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. “TCI”, a Nevada corporation, whose common stock is traded on the NYSE American under the symbol “TCI”.

TCI, a subsidiary of ARL, owns approximately 81.25% of the common stock of Income Opportunity Realty Investors, Inc. “IOR”. Effective July 17, 2009, IOR’s financial results were consolidated with those of ARL and TCI and their subsidiaries. IOR’s common stock is traded on the New York Stock Exchange (“NYSE American”) under the symbol “IOR”.

ARL’s Board of Directors are responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and IOR. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOR. The officers of ARL also serve as officers of TCI, IOR and Pillar.

Since April 30, 2011, Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. “RAI”, a Nevada corporation, the sole shareholder of which is May Realty Holdings, Inc. (“MRHI”, formerly known as Realty Advisors Management, Inc. “RAMI”, effective August 7, 2014), a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as an Advisor and Cash Manager to TCI and IOR.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  ARL has no employees. Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

Regis Realty Prime, LLC, dba Regis Property Management, LLC (“ Regis”), the sole member of which is Realty Advisors, LLC, manages our commercial and provides brokerage services. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. Regis is also entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement. See Part III, Item 10. “Directors, Executive Officers and Corporate Governance – Property Management and Real Estate Brokerage”. ARL engages third-party companies to lease and manage its apartment properties.

On January 1, 2012, the Company’s subsidiary, TCI, entered into a development agreement with Unified Housing Foundation, Inc. “UHF” a non-profit corporation that provides management services for the development of residential apartment projects in the future. This development agreement was terminated December 31, 2013. The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years. Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

Southern Properties Capital Ltd. a British Virgin Island corporation (“Southern”), is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange(“TASE”) . Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2017, we owned fifty-one residential apartment communities comprising of 8,427 units, seven commercial properties comprising an aggregate of approximately 1.7 million rentable square feet, and an investment in 3,666 acres of undeveloped and partially developed land, and a golf course comprising approximately 96.1 acres.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates fifty-one and fifty multifamily residential properties located throughout the United States at December 31, 2017 and 2016, respectively, with total units of 8,427 and 8,226, respectively.  Assets totaling approximately $483.7 million and approximately $442 million at December 31, 2017 and 2016, respectively, were consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real estate held for sale.  We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2017 or 2016.

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

Rental income for residential property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are generally for periods of one year or less. For hotel properties, revenues for room sales and guest services are recognized as rooms occupied and services rendered. An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.

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

Restricted cash.  Restricted cash is comprised primarily of cash balances held in escrow by financial institutions under the terms of certain secured notes payable and certain unsecured bonds payable.

Concentration of credit risk. The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2017 and 2016, the Company maintained balances in excess of the insured amount.

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

Income taxes.   The Company is a “C” corporation for U.S. federal income tax purposes. For tax periods ending before August 31, 2012, the Company filed an annual consolidated income tax return with TCI and IOR and their subsidiaries. ARL was the common parent for the consolidated group. After that date, the Company and the rest of the ARL group joined the MRHI consolidated group for tax purposes. The income tax expense (benefit) for the 2012 tax period in the accompanying financial statement was calculated under a tax sharing and compensating agreement between ARL, TCI and IOR. That agreement continued until August 31, 2012, at which time a new tax sharing and compensating agreement was entered into by ARL, TCI, IOR and MRHI for the remainder of 2012 and subsequent years. The agreement specifies the manner in which the group will share the consolidated tax liability and also how certain tax attributes are to be treated among members of the group.

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

NOTE 2.	REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2017	2016

Apartments	$733,620	$694,351
Apartments under construction	105,451	25,288
Commercial properties	200,797	218,857
Land held for development	77,560	79,188
Real estate held for sale	—	—
Real estate subject to sales contract	48,234	48,919
Total real estate, at cost, less impairment	1,165,663	1,066,603
Less accumulated deprecation	(177,546)	(165,597)
Total real estate, net of depreciation	$988,117	$901,006

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

The highlights of our significant real estate transactions for the year ended December 31, 2017, are discussed below.

Purchases

During the year ended December 31, 2017, the Company acquired one income-producing apartment properties from a third party in the state of North Carolina increasing the total number of units by 201, for a combined purchase price of $79.7 million. In addition, we acquired one land parcel for future development for a total purchase price of $5.4 million, adding 36.3 acres to the development portfolio.

Sales

As of December 31, 2017, subsidiaries hold approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, we deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2017, we have expended $69.8 million related to the construction or predevelopment of various apartment complexes and capitalized $2.4 million of interest costs.

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

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01 /20	12.00%	$5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
Oulan-Chikh Family Trust	03 /21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Cliffs of El Dorado) (1)	12 /32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12 /32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12 /32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12 /32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12 /32	12.00%	9,101	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12 /32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Limestone Canyon) (1)	12 /32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12 /32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Parkside Crossing) (1)	12 /32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12 /32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12 /32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12 /32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Sendero Ridge) (1)	12 /32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12 /32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12 /32	12.00%	7,965	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12 /32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12 /17	12.00%	—	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12 /18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06 /20	12.00%	5,760	Unsecured
Unified Housing Foundation, Inc. (1)	12 /16	12.00%	—	Unsecured
Unified Housing Foundation, Inc. (1)	06 /19	12.00%	—	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	465	Various unsecured interests
Other non-related party notes	Various	Various	3,466	Various secured interests
Other non-related party notes	Various	Various	15,252	Various unsecured interests
Accrued interest			7,249
Total Performing			$97,775

Non- Performing
One Realco Corporation (1,2)	01/17	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/16	2.28%	20,387	Unsecured
Accrued Interest			2,703
Total Non-Performing			$30,090	Unsecured

Allowance for estimated losses			(15,770)
Total			$112,095

(1)	Related party notes
(2)	An allowance was taken for estimated losses at full value of note.

As of December 31, 2017, the obligors on $118.4 million or 88.2% of the mortgage notes receivable portfolio were due from related parties. The Company recognized $12.4 million of interest income from these related party notes receivables.

As of December 31, 2017 none of the mortgage notes receivable portfolio were non-performing.

The Company has various notes receivable from Unified Housing Foundation, Inc. “UHF”. UHF is determined to be a related party due to our significant investment in the performance of the collateral secured under the notes receivable. Payments are due from surplus cash flow from operations, sale or refinancing of the underlying properties. These notes are cross collateralized to the extent that any surplus cash available from any of the properties underlying these notes will be used to repay outstanding interest and principal for the remaining notes. Furthermore, any surplus cash available from any of the properties UHF owns, besides the properties underlying these notes, can be used to repay outstanding interest and principal for these notes. The allowance on the notes was a purchase allowance that was netted against the notes when acquired.

NOTE 4.	INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES AND INVESTEES

Investments in unconsolidated subsidiaries, jointly owned companies and other investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses, via the equity method of accounting.

Investments accounted for via the equity method consists of the following:

	Percentage ownership as of December 31,
	2017	2016	2015
Gruppa Florentina, LLC(1)	20.00%	20.00%	20.00%
(1) Other investees.

The market values, other than unconsolidated subsidiaries, as of the year ended December 31, 2017, 2016 and 2015 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	For the Twelve Months Ended December 31,
	2017	2016	2015
Other Investees
Real estate, net of accumulated depreciation	$12,587	$13,641	$13,899
Notes receivable	2,724	9,561	8,457
Other assets	32,176	31,135	30,834
Notes payable	(17,845)	(9,834)	(10,883)
Other liabilities	(5,991)	(8,284)	(7,967)
Shareholders' equity/partners capital	(23,651)	(36,219)	(34,340)

Revenue	$38,747	$54,264	$51,650
Depreciation	(1,279)	(1,150)	(1,150)
Operating expenses	(35,410)	(49,856)	(47,143)
Interest expense	(1,065)	(793)	(805)
Income (loss) from continuing operations	$993	$2,465	$2,552
Income (loss) from discontinued operations	—	—	—
Net income (loss)	$993	$2,465	$2,552

Company's proportionate share of earnings (1)	$199	$493	$510

(1) Earnings represent continued and discontinued operations

NOTE 5.	NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2017 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$566,576	$1,585	$568,161
Apartments under Construction	$78,683	$113	$78,796
Commercial	$126,955	$622	$127,577
Land	$22,888	$203	$23,091
Real estate subject to sales contract	$1,449	$508	$1,957
Mezzanine financing	$110,172	$453	$110,625
Other	$10,013	$101	$10,114

Total	$916,736	$3,585	$920,321

Unamortized deferred borrowing costs	(19,237)	—	(19,237)
	$897,499	$3,585	$901,084

The following table summarizes our contractual obligations for principal payments as of December 31, 2017 (dollars in thousands):

Year	Amount
2018	$86,323
2019	101,134
2020	64,255
2021	48,806
2022	11,204
Thereafter	605,013
Total	$916,736

Interest payable at December 31, 2017, was $2.6 million. Interest accrues at rates ranging from 2.5% to 12.0% per annum, and mature between 2018 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $901 million.

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

In conjunction with the development of various apartment projects and other developments, we drew down $13 million in construction loans during the year ended December 31, 2017.

NOTE 6.	BONDS AND BONDS INTEREST PAYABLE

In August 2016 Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the Tel Aviv Stock Exchange (“TASE”). The Company transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary. On February 13, 2017, Southern filed a final prospectus with the TASE for an offering and sale of nonconvertible Series A Bonds to be issued by Southern. The bonds are unsecured obligations of Southern. During 2017 on three separate occasions Southern issued nonconvertible Series A Bonds which in total amounted to approximately NIS400 million New Israeli Shekels (“NIS”) which converted to approximately $115 million dollars. The Series A Bonds have a stated interest rate of 7.3%. At December 31, 2017 the effective interest rate is 9.17%. The bonds require semi-annual equal installments on January 31 and July 31 of each year from 2019 to 2023 (inclusive). The interest will be repaid on January 31 and July 31 of each of the years 2018 to 2023 (inclusive), first payment commenced on July 31, 2017.

a. Consisting of the following:

	December 31,
	2017	2016

Bonds (Series A)	$115,336	$—
Less; deferred issuance expense, net	(5,916)	—
Accrued Interest	3,629	—
	$113,049	$—

b. Aggregate maturities are as follows:

	December 31,
	2017	2016

2018	$—	—
2019	23,067	—
2020	23,067	—
2021	23,067	—
2022	23,067	—
Thereafter	23,067	—
	$115,335	—

The funds were used principally for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For 2017 the Company reflected an unrealized foreign currency loss of $4.5 million related to debenture transactions.

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

Below is a description of the related party transactions and fees between Pillar and Regis:

Fees, expenses, and revenue paid to and/or received from our advisor:

	2017	2016	2015
	(dollars in thousands)
Fees:
Advisory	$11,082	$10,918	$9,775
Mortgage brokerage and equity refinancing	1,712	775	1,612
Net income	250	257	492
Property acquisition and sales	—	—	921
	$13,044	$11,950	$12,800
Other Expense:
Cost reimbursements	$3,240	$3,826	$3,675
Interest paid (received)	(1,195)	(1,144)	(1,234)
	$2,045	$2,682	$2,441
Revenue:
Rental	$783	$708	$726

Fees paid to Regis and related parties:

	2017	2016	2015
	(dollars in thousands)
Fees:
Property acquisition	$9,128	$10,775	$1,932
Property management, construction management and leasing commissions	963	888	717
Real estate brokerage	1,369	787	1,105
	$11,460	$12,450	$3,754

The Company received rental revenue of $0.7 million in each of the three years ended December 31, 2017 from Pillar and its related parties for properties owned by the Company.

As of December 31, 2017, the Company had notes and interest receivables, net of allowances, of $62.4 million and $4.3 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 3. “Notes and Interest Receivable.” During the current period, the Company recognized interest income of $9.0 million, originated $5.7 million, received principal payments of $30.4 million and received interest payments of $10.2 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2017, UHF was in compliance with the covenants to the loan agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries that was entered into in July of 2009. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of December 31, 2017 (dollars in thousands):

Pillar
Related party receivable, December 31, 2016	$24,672
Cash transfers	56,635
Advisory fees	(11,082)
Net income fee	(250)
Cost reimbursements	(3,240)
Interest income	1,196
Notes receivable purchased	(447)
Fees and commissions	(3,082)
Expenses paid by Advisor	(579)
Financing (mortgage payments)	(17,313)
Sales/purchases transactions	(9,818)
Tax sharing	1,619
Related party receivable, December 31, 2017	$38,311

As of December 31, 2017, subsidiaries hold approximately 66.7 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 8.	DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for 2017, 2016, or 2015. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board. On January 12, 2018 Realty Advisors converted 200,000 preferred shares plus accrued dividends into 482,716 shares of common stock.

NOTE 9.	INCOME TAXES

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

For financial reporting purposes, income before income taxes were:

	Years Ended December 31
	2017	2016	2015
	(in thousands)
TOTAL	($8,696)	($2,365)	($2,287)

The expense (benefit) for income taxes consists of:

	Years Ended December 31
	2017	2016	2015
	(in thousands)
Current:
Federal	($3,044)	—	—
State	10	—	—

Deferred and other:
Federal	3,044	(45)	(1,000)
State	170	—	—

Total Tax Expense	$180	($45)	($1,000)

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Years Ended December 31
	2017	2016	2015
	(in thousands)
Income tax expense (benefit) at federal statutory rate	$(3,044)	$(827)	$(1,283)
State and local income taxes net of federal tax benefit	180	—	—
Repricing of deferred assets due to change in future rates	(28,663)	—	—
	—	—
Change in valuation allowance	31,707	$873	$1,800
Reported income tax (benefit) expense	180	$46	$517
Effective Tax Rate	0.7%	N/A	N/A

The company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, the Company’s tax years for 2016, 2015, and 2014 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2014.

The 2017 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress. This act has reduced the statutory tax rate for corporations from 35% to 21% starting in 2018. As a result, the tax assets of ARI had to be re-priced to reflect the new rate for future years with the impact impacting the 2017 provision for income taxes.

Components of the Net Deferred Tax Asset or Liability

	Years Ended December 31
	2017	2016
	(in thousands)
Allowance for losses on notes	$3,591	5,963
Installment note on land sale	2,875	4,793
Deferred gain	11,040	21,798
Net operating loss carryforward	50,931	73,021
Subtotal	68,437	105,575
Less: valuation allowance	(42,995)	(70,849)
Total net deferred tax assets	25,442	34,726

Basis differences for fixed assets	25,442	34,726
Total deferred tax liability	25,442	34,726

Net deferred tax asset	—	—

Current net deferred tax asset	25,442	34,726
Long-term net deferred tax liability	25,442	34,726
Net deferred tax asset	—	—

Operating Loss and Tax Credit Carryforwards

We have federal income tax NOL carryforwards related to our domestic operations of approximately $209 million on a standalone basis, which have an indefinite life. We also have state NOLs in many of the various states in which we operate.

Valuation Allowance Reversal

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2017, 2016 and 2015 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a valuation allowance was established.

NOTE 10.	FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases, thereon, expire at various dates through 2025. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2017 (dollars in thousands):

Year	Amount
2018	25,042
2019	19,828
2020	15,869
2021	13,643
2022	10,634
Thereafter	16,686
Total	$101,702

NOTE 11.	OPERATING SEGMENTS

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

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2017, 2016 and 2015 (dollars in thousands):

For the Twelve Months Ended December 31, 2017	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,286	$92,807	$111	$16	$126,220
Operating expenses	(18,549)	(43,677)	(875)	(987)	(64,088)
Depreciation and amortization	(9,358)	(16,354)	—	33	(25,679)
Mortgage and loan interest	(7,527)	(22,347)	(1,945)	(34,354)	(66,173)
Interest income	—	—	—	18,941	18,941
Gain on sale of income producing properties	2,391	12,760	1,547	—	16,698
Gain on land sales	—	—	4,884	—	4,884
Segment operating income (loss)	$243	$23,189	$3,722	$(16,351)	$10,803
Capital expenditures	$(5,817)	$1,402	$609	$—	$(3,806)
Assets	$137,157	$727,508	$127,554	$—	$992,219

Property Sales
Sales price	$5,050	$—	$29,969	$—	$35,019
Cost of sale	(2,659)	—	(23,538)	—	(26,197)
Recognized prior deferred gain	—	12,760	—	—	12,760
Gain on sale	$2,391	$12,760	$6,431	$—	$21,582

For the Twelve Months Ended December 31, 2016	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,026	$86,603	$30	$4	$119,663
Operating expenses	(20,398)	(40,786)	(1,745)	(21)	(62,950)
Depreciation and amortization	(9,099)	(14,759)	—	73	(23,785)
Mortgage and loan interest	(7,191)	(25,381)	(2,232)	(24,558)	(59,362)
Interest income	—	—	—	20,453	20,453
Gain on sale of income producing properties	(238)	16,445	—	—	16,207
Gain on land sales	—	—	3,121	—	3,121
Segment operating income (loss)	$(3,900)	$22,122	$(826)	$(4,049)	$13,347
Capital expenditures	$5,008	$864	$268	$—	$6,140
Assets	$150,838	$622,061	$128,107	$—	$901,006

Property Sales
Sales price	$1,500	$20,350	$29,128	$—	$50,978
Cost of sale	(1,738)	(3,905)	(26,007)	—	(31,650)
Gain on sale	$(238)	$16,445	$3,121	$—	$19,328

For the Twelve Months Ended December 31, 2015	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$30,540	$73,543	$—	$105	$104,188
Operating expenses	(17,761)	(34,955)	(1,029)	(257)	(54,002)
Depreciation and amortization	(8,993)	(12,498)	—	73	(21,418)
Mortgage and loan interest	(6,919)	(23,699)	(4,694)	(17,165)	(52,477)
Interest income	—	—	—	16,674	16,674
Gain on land sales	—	—	21,648	—	21,648
Segment operating income (loss)	$(3,133)	$2,391	$15,925	$(570)	$14,613
Capital expenditures	$8,133	$506	$2,621	$—	$11,260
Assets	$155,147	$551,415	$146,945	$—	$853,507

Property Sales
Sales price	$—	$11,129	$107,298	$—	$118,427
Cost of sale	—	(10,394)	(88,387)	—	(98,781)
Recognized prior deferred gain	—	—	2,737	—	2,737
Gain on sale	$—	$735	$21,648	$—	$22,383

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Segment operating income (loss)	$10,803	$13,347	$14,613
Other non-segment items of income (expense)
General and administrative	(7,691)	(7,119)	(6,893)
Provision on impairment of notes receivable and real estate assets	—	—	(5,300)
Net income fee to related party	(250)	(257)	(492)
Advisory fee to related party	(11,082)	(10,918)	(9,775)
Other income	(454)	2,091	4,106
Loss on sale of investments	(331)	—	(1)
Earnings from unconsolidated joint ventures and investees	309	493	428
Litigation settlement	—	—	(352)
Income tax benefit (expense)	(67)	(46)	(517)
Gain (loss) from continuing operations	$(8,763)	$(2,409)	$(4,183)

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Segment assets	$988,117	$901,006	$853,507
Investments in unconsolidated subsidiaries and investees	6,396	6,087	8,365
Notes and interest receivable	112,095	126,564	120,243
Other assets and receivables	190,112	141,252	135,253
Total assets	$1,296,720	$1,174,909	$1,117,368

NOTE 12.	DISCONTINUED OPERATIONS

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

There were no sales of income-producing properties during 2017 or 2016 that met the criteria for discontinued operations. Amounts included in discontinued operations represent the residual amounts from sales classified as discontinued operations prior to January 1, 2015. The following table summarizes revenue and expense information for the properties sold that qualified as discontinued operations (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rental and other property revenues	$—	$—	$355
	—	—	355

Expenses:
Property operating expenses	—	2	(345)
Depreciation	—	—	—
General and administrative	—	—	99
Total operating expenses	—	2	(246)

Other income (expense):
Other income (expense)	—	—	45
Mortgage and loan interest	—	—	(2)
Loan charges and prepayment penalties	—	—	—
Litigation settlement	—	—	—
Total other expenses	—	—	43

Loss from discontinued operations before gain on sale of real estate and taxes	—	(2)	644
Gain on sale of real estate from discontinued operations	—	—	735
Income tax benefit (expense)	—	1	(483)
Income (loss) from discontinued operations	$—	$(1)	$896

NOTE 13.	QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2017, 2016 and 2015. Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2017
Total operating revenues	$31,822	$31,587	$31,807	$31,005
Total operating expenses	27,345	26,759	26,397	28,292
Operating income	4,477	4,828	5,410	2,713
Other expense	(10,829)	(15,676)	(9,348)	(11,853)
Loss before gain on sales, non-contolling interest, and taxes	(6,352)	(10,848)	(3,938)	(9,140)
Gain (loss) on sale of income producing properties	—	—	12,760	3,938
Gain (loss) on land sales	445	(476)	1,062	3,853
Income tax benefit (expense)	—	—	—	(180)
Net income (loss) from continued operations	(5,907)	(11,324)	9,884	(1,529)
Net loss from discontinued operations	—	—	—	—
Net income (loss)	(5,907)	(11,324)	9,884	(1,529)
Less: net (income) loss attributable to non-controlling interest	193	435	(522)	339
Preferred dividend requirement	(275)	(275)	(275)	(280)
Net income (loss) applicable to common shares	$(5,989)	$(11,164)	$9,087	$(1,470)

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.39)	$(0.72)	$0.59	$(0.09)
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.39)	$(0.72)	$0.59	$(0.09)
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$(0.39)	$(0.72)	$0.59	$(0.09)
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.39)	$(0.72)	$0.59	$(0.09)
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

	Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2016
Total operating revenues	$29,205	$30,834	$30,067	$29,557
Total operating expenses	25,881	26,212	26,272	26,664
Operating income	3,324	4,622	3,795	2,893
Other expense	(8,470)	(8,156)	(9,252)	(10,447)
Loss before gain on sales, non-contolling interest, and taxes	(5,146)	(3,534)	(5,457)	(7,554)
Gain (loss) on sale of income producing properties	(244)	5,168	—	11,283
Gain (loss) on land sales	1,652	1,719	555	(805)
Income tax benefit (expense)	—	—	(46)	—
Net income (loss) from continued operations	(3,738)	3,353	(4,948)	2,924
Net loss from discontinued operations	2	—	—	(3)
Net income (loss)	(3,736)	3,353	(4,948)	2,921
Less: net (income) loss attributable to non-controlling interest	530	(864)	1,194	(1,182)
Preferred dividend requirement	(497)	(53)	(275)	(276)
Net income (loss) applicable to common shares	$(3,703)	$2,436	$(4,029)	$1,463

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.24)	$0.16	$(0.26)	$0.09
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.24)	$0.16	$(0.26)	$0.09
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$(0.24)	$0.16	$(0.26)	$0.09
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.24)	$0.16	$(0.26)	$0.09
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

	Three Months Ended 2015
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
2015
Total operating revenues	$23,156	$24,241	$27,826	$28,965
Total operating expenses	21,155	20,388	25,741	30,596
Operating income	2,001	3,853	2,085	(1,631)
Other expense	(2,338)	(5,139)	(11,152)	(12,993)
Loss before gain on land sales, non-contolling interest, and taxes	(337)	(1,286)	(9,067)	(14,624)
Gain (loss) on land sales	2,876	3,027	1,958	13,787
Income tax benefit	103	(12)	274	(882)
Net income (loss) from continued operations	2,642	1,729	(6,835)	(1,719)
Net income from discontinued operations	190	(22)	508	220
Net income (loss)	2,832	1,707	(6,327)	(1,499)
Less: net (income) loss attributable to non-controlling interest	508	(540)	1,164	195
Preferred dividend requirement	(390)	(275)	(275)	(276)
Net income (loss) applicable to common shares	$2,950	$892	$(5,438)	$(1,580)

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$0.20	$0.06	$(0.38)	$(0.24)
Income from discontinued operations	0.01	—	0.03	0.01
Net income (loss) applicable to common shares	$0.21	$0.06	$(0.35)	$(0.23)
Weighted average common shares used in computing earnings per share	14,027,619	15,367,320	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$0.16	$0.05	$(0.38)	$(0.24)
Income from discontinued operations	0.01	—	0.03	0.01
Net income (loss) applicable to common shares	$0.17	$0.05	$(0.35)	$(0.23)
Weighted average common shares used in computing diluted earnings per share	17,426,707	17,844,339	15,514,360	15,514,360

NOTE 14.	COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.   Management believes that ARL will generate excess cash flow from property operations in 2018. Such excess however, will not be sufficient to discharge all of ARL’s obligations as they become due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Guarantees. TCI is a primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2017 UHF was in compliance with the covenants to the loan agreement.

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

ART and ART Midwest, Inc.

While the Company and all entities in which the Company has a direct or indirect equity interest are not parties to or obligated in any way for the outcome, a formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been engaged since 1999 in litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”). The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties. Through the years, a number of rulings, both for and against American Realty Trust, Inc. “ART” and ART Midwest, Inc., were issued. In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest. The ruling was against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. Subsequently, the trial court recalculated the damage award, reducing it to approximately $59 million, inclusive of actual damages and then current interest. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

The Clapper Parties subsequently filed a new lawsuit against ARI, its subsidiary EQK Holdings, Inc. “EQK”, and ART. The Clapper Parties seek damages from ARL for payment by ART to ARL of ART’s stock in EQK in exchange for a release of the Antecedent Debt owed by ART to ARI. In February 2018 the court determined that this legal matter should not have been filed in federal court and therefore granted motions to dismiss on jurisdictional grounds. The company has no knowledge as to whether the plaintiffs will attempt to refile their lawsuit in a state court.

In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was recently lifted.  The trial court subsequently dismissed the case on procedural grounds, but ART has filed a notice of appeal. The appeal was heard in February 2018 and we are awaiting a ruling by the appeals court. In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero.

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

The Final Judgment entered against Dynex Commercial, Inc. on July 20, 2015 awarded Basic was $0.256 million in damages, plus pre-judgment interest of $0.192 million for a total amount of $0.448 million. The Judgment awarded ART was $14.2 million in damages, plus pre-judgment interest of $10.6 million for a total amount of $24.8 million. The Judgment awarded TCI was $11.1 million, plus pre-judgment interest of $8.4 million for a total amount of $19.5 million. The Judgment also awarded Basic, ART, and TCI post-judgment interest at the rate of 5% per annum from April 25, 2014 until the date their respective damages were paid. Lastly, the Judgement awarded Basic, ART, and TCI was $1.6 million collectively in attorneys’ fees from Dynex Commercial, Inc.

The Company is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as explore possible additional claims, if any, against Dynex Capital, Inc.

NOTE 15.	EARNINGS PER SHARE

Earnings per share (“EPS”) has been computed pursuant to the provisions of ASC Topic 260 “Earnings Per Share.” The computation of basic EPS is calculated by dividing net income available to common shareholders from continuing operations, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

As of December 31, 2017, we have 2,000,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 2,000,614 shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of December 31, 2017, RAI owns 1,100,000 shares of the outstanding Series A convertible preferred stock and has accrued dividends unpaid of $9.7 million.

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

As of December 31, 2017, the Series A convertible preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 16.	SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2017, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 30, 2017, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

On February 15, 2018, Southern issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.4 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear stated annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2015 to 2025 (inclusive). The total bond issuance cost incurred is 41.4 million.

In March 2018, the Company and a substantial financial institution (“Macquarie”) entered into an agreement to form a special purpose entity (“Joint Venture”) that would principally own and operate the existing TCI Class A multifamily residential portfolio that is currently owned 100% by Company’s subsidiaries.  The Joint Venture would also actively participate in the development and/or acquisitions of additional Class A assets. It is anticipated that the Southern and Macquarie would each have a 49% ownership interest and a 50% voting interest in the Joint Venture.  The remaining 2% ownership interest would be allotted to Daniel J. Moos, the current President and Chief Executive Officer of TCI and Abode Properties The completion of agreement is subject to the approval of certain regulators.

Schedule III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
					Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
	(dollars in thousands)
Properties Held for Investment Apartments
Anderson Estates, Oxford, MS	769	378	2,683	313	—	378	2,996	3,374	799	2003	01	/06	40 years
Blue Lake Villas I, Waxahachie, TX	10,448	438	10,252	19	—	438	10,271	10,709	3,801	2003	01	/02	40 years
Blue Lake Villas II, Waxahachie, TX	3,769	287	4,496	—	—	287	4,496	4,783	1,139	2004	01	/04	40 years
Breakwater Bay, Beaumont, TX	9,112	740	10,498	—	—	740	10,498	11,238	3,390	2004	05	/03	40 years
Bridgewood Ranch, Kaufman, TX	6,233	762	6,913	—	—	762	6,913	7,675	1,730	2007	04	/08	40 years
Capitol Hill, Little Rock, AR	8,740	1,860	8,002	—	—	1,860	8,002	9,862	2,713	2003	03	/03	40 years
Centennial, Oak Ridge, TN	20,518	2,570	22,589	—	—	2,570	22,589	25,159	1,365	2011	07	/14	40 years
Crossing at Opelika, Opelika, AL	1,399	1,606	14,451	—	—	1,606	14,451	16,057	628	2015	12	/15	40 years
Curtis Moore Estates, Greenwood, MS	14,498	186	5,976	702	—	186	6,678	6,864	1,939	2003	01	/06	40 years
Dakota Arms, Lubbock, TX	12,194	921	12,834	168	—	921	13,002	13,923	4,195	2004	01	/04	40 years
David Jordan Phase II, Greenwood, MS	551	51	1,591	225	—	51	1,816	1,867	506	1999	01	/06	40 years
David Jordan Phase III, Greenwood, MS	556	83	2,179	356	—	83	2,535	2,618	649	2003	01	/06	40 years
Desoto Ranch, DeSoto, TX	14,877	1,349	16,838	11	—	1,349	16,849	18,198	5,843	2002	05	/02	40 years
Falcon Lakes, Arlington, TX	13,352	1,318	14,461	27	—	1,318	14,488	15,806	5,570	2001	10	/01	40 years
Heather Creek, Mesquite, TX	10,976	1,326	12,157	18	—	1,326	12,175	13,501	3,934	2003	03	/03	40 years
Holland Lake, Weatherford, TX	11,510	1,450	14,955	—	—	1,450	14,955	16,405	976	2004	05	/14	40 years
Lake Forest, Houston, TX	11,808	335	14,221	—	—	335	14,221	14,556	4,282	2004	01	/04	40 years
Legacy at Pleasant Grove, Texarkana, TX	14,495	2,005	18,109	—	—	2,005	18,109	20,114	1,384	2006	12	/14	40 years
Lofts at Reynolds Village, Asheville, NC	28,230	3,704	33,340	—	—	3,704	33,340	37,044	208	2012	10	/17	40 years
Lodge at Pecan Creek, Denton, TX	15,959	1,349	16,180	—	—	1,349	16,180	17,529	2,494	2011	10	/05	40 years
Mansions of Mansfield, Mansfield, TX	15,084	977	17,843	31	—	977	17,874	18,851	3,916	2009	09	/05	40 years
Metropolitan Apartments, North Little Rock, AR	25,233	3,323	29,857	—	—	3,323	29,857	33,180	1,109	2010	06	/16	40 years
Mission Oaks, San Antonio, TX	14,433	1,266	16,717	122	—	1,266	16,839	18,105	4,495	2005	05	/05	40 years
Monticello Estate, Monticello, AR	431	36	1,493	264	—	36	1,757	1,793	460	2001	01	/06	40 years
Northside on Travis, Sherman, TX	12,873	1,300	14,586	—	—	1,300	14,586	15,886	3,038	2009	10	/07	40 years
Oak Hollow, Sequin, TX	11,680	1,435	12,403	—	—	1,435	12,403	13,838	775	2011	07	/14	40 years
Oceanaire Apartments, Biloxi, MS	10,791	1,384	12,575	—	—	1,384	12,575	13,959	318	2009	12	/16	40 years
Overlook at Allensville, Sevierville, TN	12,079	1,228	12,297	—	—	1,228	12,297	13,525	881	2012	10	/15	40 years
Parc at Clarksville, Clarksville, TN	12,441	571	14,360	59	—	571	14,419	14,990	3,385	2007	06	/02	40 years
Parc at Denham Springs, Denham Springs, LA	18,249	1,022	20,188	100	—	1,022	20,288	21,310	3,517	2011	07	/07	40 years
Parc at Maumelle, Little Rock, AR	15,438	1,048	18,464	—	—	1,048	18,464	19,512	5,248	2006	12	/04	40 years
Parc at Metro Center, Nashville, TN	10,148	947	12,601	182	—	947	12,783	13,730	3,672	2006	05	/05	40 years
Parc at Rogers, Rogers, AR	20,004	1,482	23,176	266	(3,180)	1,482	20,262	21,744	4,836	2007	04	/04	40 years
Preserve at Pecan Creek, Denton, TX	14,006	885	16,668	17	—	885	16,685	17,570	3,893	2008	10	/05	40 years
Preserve at Prairie Pointe, Lubbock, TX	9,928	1,074	10,782	—	—	1,074	10,782	11,856	748	2005	04	/15	40 years
Riverwalk Phase I, Greenville, MS	272	23	1,543	175	—	23	1,718	1,741	504	2003	01	/06	40 years
Riverwalk Phase II, Greenville, MS	1,053	52	4,051	364	—	52	4,415	4,467	1,572	2003	01	/06	40 years
Sawgrass Creek, New Port Richey, FL	—	784	7,056	—	—	784	7,056	7,840	249	2008	08	/16	40 years
Sonoma Court, Rockwall, TX	10,456	941	11,136	—	—	941	11,136	12,077	1,779	2011	07	/10	40 years
Sugar Mill, Baton Rouge, LA	11,031	1,437	13,437	135	—	1,437	13,572	15,009	2,838	2009	08	/08	40 years
Tattersall Village, Hinesville, GA	20,025	2,670	23,767	—	—	2,670	23,767	26,437	594	2010	12	/16	40 years
Toulon, Gautier, MS	20,104	1,621	20,107	372	—	1,621	20,479	22,100	3,267	2011	09	/09	40 years
Tradewinds, Midland, TX	13,882	3,313	20,073	—	—	3,313	20,073	23,386	1,250	2015	06	/15	40 years
Villager, Ft. Walton, FL	713	141	1,267	—	—	141	1,267	1,408	84	1972	06	/15	40 years
Villas at Park West I, Pueblo, CO	10,250	1,171	10,453	—	—	1,171	10,453	11,624	806	2005	12	/14	40 years
Villas at Park West II, Pueblo, CO	9,278	1,463	13,060	—	—	1,463	13,060	14,523	1,007	2010	12	/14	40 years
Vista Ridge, Tupelo, MS	10,530	1,339	13,398	—	—	1,339	13,398	14,737	1,197	2009	10	/15	40 years
Vistas of Vance Jackson, San Antonio, TX	14,834	1,265	16,760	121	—	1,265	16,881	18,146	5,159	2004	01	/04	40 years
Waterford, Roseberg, TX	16,940	2,341	20,926	—	—	2,341	20,926	23,267	1,305	2013	06	/14	40 years
Westwood, Mary Ester, FL	3,938	693	6,650	—	—	693	6,650	7,343	430	1972	06	/15	40 years
Windsong, Fort Worth, TX	10,459	790	11,595	—	—	790	11,595	12,385	4,019	2002	07	/03	40 years
Total Apartments Held for Investment	$566,577	$60,740	$672,014	$4,047	$(3,180)	$60,740	$672,881	$733,621	$113,896

Apartments Under Construction
Abode Red Rock	22,945	6,038	—	28,095	—	6,038	28,095	34,133	—	—	01	/17	—
Apalache Point	—	—	—	149	—	—	149	149	—	—			—
Eagle Crossing	—	—	—	81	—	—	81	81	—	—			—
Forest Pines	—	5,040	—	269	—	5,040	269	5,309	—	—	06	/17	—
Lakeside Lofts, Farmers Branch, TX	1	—	—	5,079	—	—	5,079	5,079	—	—	08	/17	—
McKinney Point	—	—	—	137	—	—	137	137	—	—	10	/17	—
Parc at Bentonville	—	—	—	85	—	—	85	85	—	—	08	/17	—
Parc at Garland	—	—	—	81	—	—	81	81	—	—	08	/17	—
Parc at Wylie	—	—	—	195	—	—	195	195	—	—	08	/17	—
Oak Hollow II	5,475	1,046	—	4,622	—	1,046	4,622	5,668	—	—	04	/17	—
Overlook at Allensville Square II, Sevierville, TN	—	1,843	—	530	—	1,843	530	2,373	—	—	11	/15	—
Sawgrass II	1,007	—	—	3,772	—	—	3,772	3,772	—	—	06	/17	—
Sugar Mill II				4			4	4	—	—			—
Terra Lago, Rowlett, TX	39,042	5,588	—	42,137	—	5,588	42,137	47,725	—	—	11	/15	—
Total Apartments Under Construction	$68,470	$19,555	$—	$85,236	$—	$19,555	$85,236	$104,791	$—

AMERICAN REALTY INVESTORS, INC.	Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION	Continued
December 31, 2017

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
					Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
	(dollars in thousands)
Commercial
600 Las Colinas, Las Colinas, TX	38,600	5,751	53,972	16,360	—	5,751	70,332	76,083	26,899	1984	08	/05	40 years
770 South Post Oak, Houston, TX	12,600	1,763	15,839	264		1,763	16,103	17,866	1,122	1970	07	/15	40 years
Bridgeview Plaza, LaCrosse, WI	4,906	—	658	476	—	—	1,134	1,134	617	1979	03	/03	40 years
Browning Place (Park West I), Farmers Branch, TX	42,473	5,096	47,711	13,728	—	5,096	61,439	66,535	23,746	1984	04	/05	40 years
Mahogany Run Golf Course, US Virgin Islands	—	418	6,037	147	(5,300)	418	884	1,302	502	1981	11	/14	40 years
Fruitland Plaza, Fruitland Park, FL	—	17	16	67	—	17	83	100	54	—	05	/92	40 years
Senlac VHP, Farmers Branch, TX	—	622	58	85	—	622	143	765	139	—	08	/05	40 years
Stanford Center, Dallas, TX	28,000	3,878	35,476	7,257	(9,600)	3,878	33,133	37,011	10,567	—	06	/08	40 years
Total Commercial Held for Investment	$126,579	$17,545	$159,767	$38,384	$(14,900)	$17,545	$183,251	$200,796	$63,646

Land
Audubon, Adams County, MS	—	519	—	296	—	519	296	815	—	—	03	/07	—
Bonneau Land, Farmers Branch, TX	—	1,309	—	—	—	1,309	—	1,309	—	—	12	/14	—
Cooks Lane, Fort Worth, TX	157	1,094	—	—	—	1,094	—	1,094	—	—	06	/04	—
Dedeaux, Gulfport, MS	—	1,612	—	46	(38)	1,612	8	1,620	—	—	10	/06	—
Denham Springs, Denham Springs, LA	61	714	—	—	—	714	—	714	—	—	08	/08	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	07	/98	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	81	3	84	—	—	03	/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	01	/04	—
Nakash, Malden, MO	—	103	—	—	—	103	—	103	—	—	01	/93	—
Nashville, Nashville, TN	—	278	—	59	—	278	59	337	—	—	06	/02	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,418	390	1,808	—	—	10	/07	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,738	(238)	1,500	—	—	12	/06	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	03	/04	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	01	/95	—
Windmill Farms Land, Kaufman County, TX	14,922	48,927	—	14,210	(20,376)	48,927	(6,166)	42,761	—	—	11	/11	—
2427 Valley View Ln, Farmers Branch, TX	—	76	—	—	—	76	—	76	—	—	07	/12	—
GNB Land ARI 8/06 L2870	—	1,010	—	—	—	1,010	—	1,010	—	—			—
GNB Land Edina 6/07 L2875	—	7,955	—	—	(6,023)	7,955	(6,023)	1,932	—	—			—
GNB Land Edina B1530	—	5,135	—	32	(3,692)	5,135	(3,660)	1,475	—	—			—
Hollywood Casino Land Tract II, Farmers Branch, TX	—	3,192	—	1,346	—	3,192	1,346	4,538	—	—	03	/08	—
Lacy Longhorn Land, Farmers Branch, TX	—	1,169	—	—	(760)	1,169	(760)	409	—	—	06	/04	—
Manhattan Land	—	(344)		611			611	267	—	—			—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	04	/13	—
Mira Lago, Farmers Branch, TX	—	53	—	15	—	53	15	68	—	—	05	/01	—
Nicholson Croslin, Dallas, TX	—	184	—	—	(118)	184	(118)	66	—	—	10	/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	—	(51)	80	(51)	29	—	—	10	/98	—
Senlac Land Tract II, Farmers Branch, TX	—	656	—	—	—	656	—	656	—	—	08	/05	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	—	1,173	—	—	(945)	1,173	(945)	228	—	—	08	/08	—
Dominion Mercer, Farmers Branch, TX	11,125	4,040	—	2,998	—	4,040	2,998	7,038	—	—	10	/16	—
Mandahl Bay Land	—	667	—	—	—	667	—	667	—	—	01	/05	—
Meloy/Portage Land	—	5,119			(1,069)	5,119	(1,069)	4,050	—	—			—
McKinney 36, Collin County, TX	1,211	456	—	161	(19)	456	142	598	—	—	01	/98	—
Travis Ranch Land, Kaufman County, TX	307	80	—	—	—	80	—	80	—	—	08	/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	08	/08	—
Total Land Held for Investment	$27,783	$90,721	$—	$20,167	$(33,329)	$91,065	$(13,162)	$77,559	$—

AMERICAN REALTY INVESTORS, INC.	Schedule III
REAL ESTATE AND ACCUMULATED DEPRECIATION	Continued
December 31, 2017

				Cost Capitalized
				Subsequent to	Asset	Gross Amounts of Which							Life on Which
		Initial Cost		Acquisition	Impairment	Carried at End of Year							Depreciation
													In Latest
													Statement
					Asset		Building &		Accumulated	Date of	Date		of Operation
Property/Location	Encumbrances	Land	Buildings	Improvements	Impairment	Land	Improvements	Total	Depreciation	Construction	Acquired		is Computed
	(dollars in thousands)
Corporate Departments/Investments/Misc.
TCI - Corporate	119,786	—	660	—	—	—	660	660	4	—	—		—
Total Corporate Departments/Investments/Misc.	$119,786	$—	$660	$—	$—	$—	$660	$660	$4

Total Properties Held for Investment	$909,195	$188,561	$832,441	$147,834	$(51,409)	$188,905	$928,866	$1,117,427	$177,546

Properties Held for Sale
Commercial

Total Commercial Held for Sale	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Properties Held for Sale	$—	$—	$—	$—	$—	$—	$—	$—	$—

Properties Subject to Sales Contract Apartments
						—	—	—
Total Aparments Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
				—						—
Total Commercial Subject to Sales Contract	$—	$—	$—	$—	$—	$—	$—	$—	$—

Land
Dominion Tract, Dallas, TX	$1,079	$2,083	$—	$53	(133)	2,003	$—	2,003	$—	—	03	/99	—
Hollywood Casino Tract I, Farmers Branch, TX	420	1,608	—	125	(110)	1,623	$—	1,623	—	—	06	/02	—
LaDue Land, Farmers Branch, TX	—	1,845	—	—	—	1,845	$—	1,845	—	—	07	/98	—
Three Hickory Land, Farmers Branch, TX	—	1,202	—	—	—	1,202	$—	1,202	—	—	03	/14	—
Travelers Land, Farmers Branch, TX	—	21,511	—	4	—	21,515	$—	21,515	—	—	11	/06	—
Travelers Land, Farmers Branch, TX	—	6,891	—	—	(4,978)	1,913	$—	1,913	—	—	11	/06	—
Valwood Land	—	3,332	—	—	—	3,332	$—	3,332	—
Walker Land, Dallas County, TX	—	19,167	—	70	(6,062)	13,175	$—	13,175	—	—	09	/06	—
Whorton Land, Bentonville, AR	—	3,510	—	568	(2,451)	1,627	$—	1,627	—	—	06	/05	—
Total Land Subject to Sales Contract	$1,499	$61,149	$—	$820	$(13,734)	$48,235	$—	$48,235	$—

Total Properties Subject to Sales Contract	$1,499	$61,149	$—	$820	$(13,734)	$48,235	$—	$48,235	$—

Land Sold
	$—	$—	$—	$—	—	$—	$—	$—	$—	—	—		—
Total Land Sold	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—		$—

TOTAL: Real Estate	$910,694	$249,710	$832,441	$148,654	$(65,143)	$237,140	$928,866	$1,165,662	$177,546

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2017

	2017	2016	2015
	(dollars in thousansds)
Reconciliation of Real Estate
Balance at January 1,	$1,066,603	$1,003,545	$831,540
Additions
Acquisitions, improvements and construction	129,483	112,762	216,090
Deductions
Sale of real estate	(30,424)	(49,704)	(38,785)
Asset impairments	—	—	(5,300)
Balance at December 31,	$1,165,662	$1,066,603	$1,003,545

Reconciliation of Accumulated Depreciation
Balance at January 1,	$165,597	$150,038	$131,777
Additions
Depreciation	24,417	23,277	20,386
Deductions
Sale of real estate	(12,468)	(7,718)	(2,125)
Balance at December 31,	$177,546	$165,597	$150,038

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS
December 31, 2017

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
100% Interest in UH of Temple, LLC

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS
December 31, 2017

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood, LLC)	12.00%	12/32	Excess cash flow	22,227	5,462	3,639	—
100% Interest in UH of Inwood, LLC
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington, LLC)	12.00%	12/32	Excess cash flow	18,723	4,310	3,933	—
100% Interest in UH of Kensington, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	12/32	Excess cash flow	15,756	8,836	6,369	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC)	12.00%	12/32	Excess cash flow	15,965	2,959	2,732	—
100% Interest in HFS of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	12/32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock I)	12.00%	12/32	Excess cash flow	15,640	2,794	2,485	—
100% Interest in UH of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock II)	12.00%	12/32	Excess cash flow	14,026	2,843	2,555	—
100% Interest in UH of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	12/32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	12/32	Excess cash flow	10,398	12,761	7,966	—
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)	12.00%	12/32	Excess cash flow	21,712	4,245	3,815	—
100% Interest in UH of Harvest Hill III, LLC
William H. Ingram	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William S. Urkiel	10.00%	09/17	Interest only paid quarterly.	—	97	97	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.							—
Willingham Revocable Trust	10.00%	09/17	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Various related party notes	various	various	Excess cash flow	—	1,349	1,349	—
Various non-related party notes	various	various		—	496	796	—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS
December 31, 2017

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
							—
Leman Development, Ltd. (1)	0.00%	N/A		—	1,500	1,500	—
One Realco Corporation (1)	3.00%	01/17	Interest and principal due at maturity.	—	10,000	7,000	—
Oulan-Chikh Family Trust	8.00%	03/21		—	174	174	—
Realty Advisors Management, Inc.	2.28%	12/16	Interest only paid quarterly.	—	20,387	20,387	—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	12/32	Excess cash flow	15,965	2,189	2,000	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	3,994	3,994	—
Unified Housing Foundation, Inc.	12.00%	12/18	Excess cash flow	—	6,407	6,407	—
Unified Housing Foundation, Inc.	12.00%	06/20	Excess cash flow		5,760	5,760
Various related party notes	various	various	Excess cash flow	—	1,814	465	—
Various non-related party notes	various	various		—	16,048	15,252	—
						$117,913
			Accrued interest			9,952
			Allowance for estimated losses			(15,770)
						$112,095

(1) Fully reserved

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS
As of December 31,

	2017	2016	2015
		(dollars in thousands)

Balance at January 1,	$143,601	$137,280	$152,645
Additions
New mortgage loans	15,741	11,703	18,055
Increase (decrease) of interest receivable on mortgage loans	581	13,835	11,130
Deductions
Amounts received	(32,058)	(19,217)	(16,486)
Non-cash reductions	—	—	(28,064)

Balance at December 31,	$127,865	$143,601	$137,280

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

It is the Board’s objective that a majority of the Board consists of independent directors. For a Director to be considered independent, the Board must determine that the Director does not have any direct or indirect material relationship with ARL. The Board has established guidelines to assist it in determining director independence which conform to, or are more exacting than, the independence requirements in the New York Stock Exchange listing rules. The independence guidelines are set forth in ARL’s “Corporate Governance Guidelines”. The text of this document has been posted on ARL’s Internet website at (www.americanrealtyinvest.com) and is available in print to any shareholder who requests it. In addition to applying these guidelines, the Board will consider all relevant facts and circumstances in making an independence determination.

ARL has adopted a code of conduct that applies to all Directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Stockholders may find our code of conduct on our website by going to our website address at (www.americanrealtyinvest.com). We will post any amendments to the code of conduct, as well as any waivers that are required to be disclosed by the rules of the SEC or the New York Stock Exchange, on our website.

Our Board of Directors has adopted charters for our Audit, Compensation, and Governance and Nominating Committees of the Board of Directors. Stockholders may find these documents on our website by going to the website address at (www.americanrealtyinvest.com). You may also obtain a printed copy of the materials referred to by contacting us at the following address:

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

HENRY A. BUTLER, age 67, Director, Affiliated, since February 2011 and Chairman of the Board since May 2011

Mr. Butler has served as Vice President Land Sales for Pillar Income Asset Management, LLC since April 2011, and its predecessor, Prime Income Asset Management, LLC from July 2003 to April 2011. Mr. Butler has been a Director of the Company since February 2011 and Chairman of the Board since May 2011. He has also served as Chairman of the Board since May 2009 and as a Director since July 2003 of IOR and Chairman of the Board since May 2009 and a Director since December 2001 of TCI.

ROBERT A. JAKUSZEWSKI, age 55, Director, Independent, since March 2004.

Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since March 2004. He has also been a Director of IOR since November 2005 and a Director of TCI since November 2005.

TED R. MUNSELLE, age 62, Director, Independent, since May 2009

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since May 2009. He has also served as Director of IOR since February 2004 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOR has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR., age 86, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of ARL and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held eight meetings during 2017. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.americanrealtyinvest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2017.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), Roberts and Munselle. The Governance and Nominating Committee met two times during 2017.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.americanrealtyinvest.com). The current members of the Compensation Committee are Messrs. Roberts (Chairman), Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2017.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond D. Roberts Sr.	X	X	Chair
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

The day following the annual meeting of stockholders held December 13, 2017 representing all stockholders of record dated November 2, 2017, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2018.

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

DANIEL J. MOOS, 67

Mr. Moos has served as President since April 2007 and Chief Executive Officer since March 2010 of IOR, ARL and TCI. Mr. Moos has also served as Prime’s President since April 2007, Secretary since June 2011 and Treasurer since October 2013. He has also served as a Director since December 2016, President since December 2010, Chief Executive Officer since March 2011 and Treasurer since October 2013 of Pillar.

GENE S. BERTCHER, 69

Mr. Bertcher has served as Executive Vice President since February 2008, Chief Financial Officer since May 2008 and Treasurer since October 2013 of IOR, ARL and TCI. Mr. Bertcher has also served in the following capacities for NCE, a Nevada corporation which has its common stock listed on the NYSE American: Director since June 1999, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 70

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOR, ARL and TCI. He has also been Executive Vice President-Tax since April 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

Code of Ethics

ARL has adopted a code of ethics entitled “Code of Business Conduct and Ethics” that applies to all directors, officers, and employees (including those of the contractual Advisor to ARL). In addition, ARL has adopted a code of ethics entitled “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer, and controller. The text of these documents has been posted on ARL’s internet website at (www.americanrealtyinvest.com) and are available in print to any stockholder who requests them.

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

Situations may develop in which the interests of ARL are in conflict with those of one or more directors or officers in their individual capacities, or of Pillar, or of their respective related parties. In addition to services performed for ARL, as described above, Pillar actively provides similar services as agent for, and advisor to, other real estate enterprises, including persons and entities involved in real estate development and financing, including TCI and IOR. The Advisory Agreement provides that Pillar may also serve as advisor to other entities.

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

During 2017, $60,500 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Robert A. Jakuszewski $20,000; Ted R. Munselle $20,500; and Raymond D. Roberts, Sr. $20,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 regarding compensation plans under which equity securities of ARL are authorized for issuance.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 30, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

Prime Stock Holdings, Inc.	1,459,828	(1)	9.41%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	13,292,037	(1)(2)(3)	85.68%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors LLC	9,303,066	(1)(2)	59.96%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 15,514,360 shares outstanding as of March 30, 2018.
(1)	Includes 1,459,828 shares owned by RA Stock Holdings, Inc. (“RASH”), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC(“RALLC”), over which each of the directors of RASH, Mickey Ned Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of RASH. The directors of RASH disclaim beneficial ownership of such.
(2)	Includes 7,843,238 shares owned directly by RALLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC. The managers of RALLC disclaim beneficial ownership of such shares.

(3)	Includes 3,988,971 shares owned directly by Realty Advisors, Inc. “RAI” over which each of the directors and officers of RAI may be deemed beneficial owners, all of which disclaim beneficial ownership.

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 30, 2018.

	Amount and
	Nature		Approximate
	of Beneficial		Percent of
Name of Beneficial Owner	Ownership*		Class **
Gene S. Bertcher	13,521,251	(1)(2)(3)(4)	87.15%
Henry A. Butler	229,214	(3)	1.48%
Louis J. Corna	13,521,251	(1)(2)(3)(4)	87.15%
Robert A. Jakuszewski	229,214	(3)	1.48%
Daniel J. Moos	13,526,251	(1)(2)(3)(4)(5)	87.19%
Ted R. Munselle	229,214	(3)	1.48%
Raymond D. Roberts, Sr.	229,214	(3)	1.48%
All Directors and Executive Officers as a group (7 persons)	13,526,251	(1)(2)(3)(4)(5)	87.19%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 15,514,360 shares outstanding as of March 30, 2018.
(1)	Includes 7,843,238 shares owned direct by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC; the managers and executive officers of RALLC disclaim beneficial ownership of such shares. Also includes 3,988,971 shares owned direct by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions; the executive officers of RAI disclaim beneficial ownership of such shares.
(2)	Includes 1,459,828 shares owned by (RASH), over which the executive officers of RASH may be deemed the beneficial owners by virtue of their positions as executive officers of RASH; the executive officers of RASH disclaim beneficial ownership of such shares.
(3)	Includes 229,214 shares owned by Transcontinental Realty Investors, Inc. “TCI”, over which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of TCI; the directors and executive officers of TCI disclaim beneficial ownership of such shares.
(4)	Includes 3,988,971 shares owned by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions as executive of RAI; the executive officers of RAI disclaim beneficial ownership of such shares.
(5)	Daniel J. Moos owns directly 5,000 shares.

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

All of ARL’s directors also serve as Directors of TCI and IOR. The executive officers of ARL also serve as executive officers of TCI and IOR. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. TCI has the same relationship with Pillar, as does ARL. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOR under applicable law.

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

At December 31, 2017, ARL owned approximately 77.68% of TCI’s outstanding common stock and through its interest in TCI approximately 81.25% of IOR’s outstanding common stock.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 35%.

The Company’s subsidiary, TCI, has a development agreement with Unified Housing Foundation, Inc. “UHF” a non-profit corporation that provides management services for the development of residential apartment projects in the future. The Company has also invested in surplus cash notes receivables from UHF and has sold several residential apartment properties to UHF in prior years. Due to this ongoing relationship and the significant investment in the performance of the collateral secured under the notes receivable, UHF has been determined to be a related party.

TCI is the primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2017 UHF was in compliance with the covenants to the loan agreement.

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

In 2017, the Company paid advisory fees of $10.9 million, net income fees of $0.3 million, mortgage brokerage and equity refinancing fees of $0.8 million, cost reimbursements of $3.8 million and received interest of $1.1 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.9 million to Regis in 2017.

As of December 31, 2017, the Company had notes and interest receivables, net of allowances, of $102.9 million and $7.8 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 3. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $12.4 million, originated $4.7 million, received principal payments of $4.9 million and received interest payments of $10.8 million from these related party notes receivables.

As of December 31, 2017, subsidiaries hold approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $0.7 million in each of the three years ended December 31, 2017 from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2017, Pillar owes ARL $38.3 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2017 and 2016 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P., BDO Seidman, LLP and Swalm & Associates, PC:

	2017				2016
	Farmer, Fuqua		Swalm &		Farmer, Fuqua		Swalm &
Type of Fee	& Huff		Associates		& Huff		Associates
Audit Fees	$881,183	(1)	$72,136	(3)	$881,576	(4)	$60,551	(3)
Tax Fees	39,760	(2)	—		44,483	(5)	—
Total	$920,943		$72,136		$926,059		$60,551

(1)	Includes $597,447 TCI
(2)	Includes $39,760 TCI
(3)	All IOT
(4)	Includes $575,563 TCI
(5)	Includes $36,725 TCI

The audit fees for 2017 and 2016 were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2017 and 2016 were for services related to federal and state tax compliance and advice.

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

Audit-Related Fees.    These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards. As of December 31, 2017 the company incurred $0.3 million of audit related fees in connection to assurance and related services of a subsidiary.

Tax Fees.    These are fees for professional services performed by the principal auditor with respect to tax compliance, tax planning, tax consultation, returns preparation, and review of returns. The review of tax returns includes the Company and its consolidated subsidiaries.

All other Fees.     These are fees for other permissible work performed by the principal auditor that do not meet the above category descriptions

These services are actively monitored (as to both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in the principal auditor’s core work, which is the audit of the Company’s consolidated financial statements.

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARL’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2017 and 2016 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2017 and 2016

Consolidated Statements of Operations—Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows—Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8. of Transcontinental Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017).

(b)	Exhibits.

The following documents are filed as Exhibits to this Report:

Exhibit Number	Description

3.1	Certificate of Restated of Articles of Incorporation of American Realty Investors, Inc., dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.2	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc., dated August 29, 2000 (incorporate by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 26, 2003 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number	Description
3.5	By-laws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, filed on December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant current report on Form 8-K for event of March 16, 2006).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, LLC, dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 30, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

14.0	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.0 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1 *	Subsidiaries of the Registrant.

31.1 *	Rule 13a-14(a) Certification by Principal Executive Officer.

31.2 *	Rule 13a-14(a) Certification by Principal Financial Officer.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2018

American Realty Investors, Inc.

By:	/s/ Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. Butler	Chairman of the Board and Director	March 30, 2018
Henry A. Butler

/s/ Robert A. Jakuszewski	Director	March 30, 2018
Robert A. Jakuszewski

/s/ Raymond D. Roberts, Sr.	Director	March 30, 2018
Raymond D. Roberts, Sr.

/s/ Ted R. Munselle	Director	March 30, 2018
Ted R. Munselle

/s/ Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2018
Daniel J. Moos

/s/ Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2018
Gene S. Bertcher

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2017

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