Form 10-Q
period 2018-03-31
AMERICAN REALTY INVESTORS INC
filed 2018-05-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,997,076
(Class)	(Outstanding at May 15, 2018)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$1,108,903	$1,117,429
Real estate subject to sales contracts at cost	48,234	48,234
Less accumulated depreciation	(178,007)	(177,546)
Total real estate	979,130	988,117
Notes and interest receivable:
Performing (including $105,566 in 2018 and $99,410 in 2017 from related parties)	144,526	127,865
Less allowance for estimated losses (including $14,269 in 2018 and 2017 from related parties)	(15,770)	(15,770)
Total notes and interest receivable	128,756	112,095
Cash and cash equivalents	40,899	42,920
Restricted cash	55,383	45,618
Investments in unconsolidated joint ventures and investees	6,716	6,396
Receivable from related party	44,332	38,311
Other assets	57,107	63,263
Total assets	$1,312,323	$1,296,720

Liabilities and Shareholders’ Equity

Liabilities:
Notes and interest payable	$892,191	$898,750
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	347	1,957
Bond and interest payable	146,888	113,049
Deferred revenue (including $56,966 in 2018 and $56,887 in 2017 to related parties)	77,342	77,332
Accounts payable and other liabilities (including $11,357 in 2018 and $11,893 in 2017 to related parties)	28,082	39,373
Total liabilities	1,145,226	1,130,837

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 1,800,614 and 2,000,614 shares in 2018 and 2017 (liquidation preference $10 per share), including 900,000 shares in 2018 and 2017 held by ARL.	1,805	2,205
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2018 and 15,930,145 shares issued and 15,514,360 outstanding as of 2017, including 140,000 shares held by TCI (consolidated) in 2018 and 2017.	164	159
Treasury stock at cost; 415,785 shares in 2018 and 2017, and 140,000 shares held by TCI (consolidated) as of 2018 and 2017	(6,395)	(6,395)
Paid-in capital	112,132	110,138
Retained earnings	5,307	5,967
Total American Realty Investors, Inc. shareholders’ equity	113,013	112,074
Non-controlling interest	54,084	53,809
Total shareholders’ equity	167,097	165,883
Total liabilities and shareholders’ equity	$1,312,323	$1,296,720

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $208 and $190 for the three months ended 2018 and 2017, respectively, from related parties)	$31,083	$31,822

Expenses:
Property operating expenses (including $227 and $237 for the three months ended 2018 and 2017, respectively, from related parties)	14,424	16,265
Depreciation and amortization	6,391	6,330
General and administrative (including $1,140 and $962 for the three months ended 2018 and 2017, respectively, from related parties)	2,341	2,031
Net income fee to related party	53	60
Advisory fee to related party	2,956	2,659
Total operating expenses	26,165	27,345

Net operating income	4,918	4,477

Other income (expenses):
Interest income (including $4,426 and $4,476 for the three months ended 2018 and 2017, respectively, from related parties)	5,109	4,792
Other income	1,901	1,443
Mortgage and loan interest (including $1,799 and $1,511 for the three months ended 2018 and 2017, respectively, from related parties)	(15,724)	(16,796)
Foreign currency transaction loss	1,756	(323)
Earnings from unconsolidated subsidiaries and investees	320	55
Total other expenses	(6,638)	(10,829)

Loss before gain on land sales, non-controlling interest, and taxes	(1,720)	(6,352)
Gain on land sales	1,335	445
Net loss from continuing operations before taxes	(385)	(5,907)
Net loss from continuing operations	(385)	(5,907)
Net loss	(385)	(5,907)
Net (income) loss attributable to non-controlling interest	(275)	193
Net loss attributable to American Realty Investors, Inc.	(660)	(5,714)
Preferred dividend requirement	(225)	(275)
Net loss applicable to common shares	$(885)	$(5,989)

Earnings per share - basic
Net loss from continuing operations	$(0.06)	$(0.39)

Earnings per share - diluted
Net loss from continuing operations	$(0.06)	$(0.39)

Weighted average common shares used in computing earnings per share	15,938,077	15,514,360
Weighted average common shares used in computing diluted earnings per share	15,938,077	15,514,360

Amounts attributable to American Realty Investors, Inc.
Net loss from continuing operations	$(660)	$(5,714)
Net loss applicable to American Realty Investors, Inc.	$(660)	$(5,714)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809
Net income (loss)	(385)	(660)	—	—	—	—	—	(660)	275
Conversion of Series A preferred stock into common stock	1,824		(400)	482,716	5		2,219
Series A preferred stock dividend ($1.00 per share)	(225)	—	—	—	—	—	(225)	—	—
Balance, March 31, 2018	$167,097	$(68,273)	$1,805	16,412,861	$164	$(6,395)	$112,132	$5,307	$54,084

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)

Net loss	$(385)	$(5,907)
Total comprehensive loss	(385)	(5,907)
Comprehensive (income) loss attributable to non-controlling interest	(275)	193
Comprehensive loss attributable to American Realty Investors, Inc.	$(660)	$(5,714)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(385)	$(5,907)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
Gain on sale of land	(1,335)	(445)
Depreciation and amortization	6,391	6,330
Amortization of deferred borrowing costs	983	1,057
Amortization of bond issuance costs	299	141
Earnings from unconsolidated subsidiaries and investees	(320)	(55)
(Increase) decrease in assets:
Accrued interest receivable	842	2,352
Other assets	(1,468)	(1,634)
Prepaid expense	7,365	(1,743)
Rent receivables	259	(1,521)
Related party receivables	(7,621)	2,695
Increase (decrease) in liabilities:
Accrued interest payable	(2,796)	846
Other liabilities	1,291	(11,109)
Net cash provided by (used in) operating activities	3,505	(8,993)

Cash Flow From Investing Activities:
Proceeds from notes receivables	—	2,352
Origination of notes receivables	(11,118)	—
Acquisition of land held for development	—	(6,400)
Proceeds from sale of income producing properties	2,128	—
Proceeds from sale of land	3,649	1,089
Proceeds from insurance claim	—	413
Investment in unconsolidated real estate entities	—	(54)
Improvement of land held for development	—	(1,154)
Improvement of income producing properties	(633)	(1,063)
Assumption of non-controlling interest	—	(67)
Construction and development of new properties	(20,117)	(8,469)
Net cash used in investing activities	(26,091)	(13,353)

Cash Flow From Financing Activities:
Proceeds from bonds	39,399	75,991
Bond issuance costs	(2,022)	(4,829)
Proceeds from notes payable	17,343	47,577
Recurring amortization of principal on notes payable	(7,415)	(3,537)
Payments on maturing notes payable	(16,750)	(60,792)
Deferred financing costs	—	(1,167)
Preferred stock dividends - Series A	(225)	(275)
Net cash provided by financing activities	30,330	52,968

Net increase in cash and cash equivalents	7,744	30,622
Cash and cash equivalents, beginning of period	88,538	55,921
Cash and cash equivalents, end of period	$96,282	$86,543

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,375	$13,806

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$6,384	$—

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

ARL and a subsidiary own approximately 78% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, whose common stock is traded on the NYSE under the symbol (“TCI”). TCI, a subsidiary of ARL, owns approximately 81.25% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”). Effective July 17, 2009, IOR’s financial results were consolidated with those of ARL and TCI and their subsidiaries. IOR’s common stock is traded on the NYSE American under the symbol (“IOR”).

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

Properties

We own or had interests in a total property portfolio of fifty-three income-producing properties as of March 31, 2018. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and three retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	A golf course comprising approximately 96 acres;

●	Forty-five apartment communities totaling 8,115 units, excluding apartments being developed; and

●	3,495 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At March 31, 2018, we had fourteen apartment projects in development. The third-party developer typically holds a general partner as well as a majority limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a minority limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2017 was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Certain 2017 Consolidated Financial Statement amounts have been reclassified to conform to the 2018 presentation.

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

Newly Issued Accounting Standards

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new policy, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new standard does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. The Company does not believe the adoption of this guidance had a material impact on its financial statements.

In February 2016, FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial position and results of operations, if any.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years; however, early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The Company adopted this standard effective on January 1, 2018. ASU 2016-15 will impact our presentation of operating, investing and financing activities related to certain cash receipts and payments on our consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies guidance on the classification and presentation of changes in restricted cash. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. Upon adoption, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning period, respectively, in the Company’s consolidated statement of cash flows for all periods presented. Upon adoption, separate line items showing changes in restricted cash balances will be eliminated from the Company’s consolidated statement of cash flows. The Company adopted this guidance effective on January 1, 2018. ASU 2016-18 will impact our presentation of operating, investing and financing activities related to restricted cash on our consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and thus will be treated as asset acquisitions. Acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company adopted this guidance effective January 1, 2018. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20), which requires that all entities account for the derecognition of a business in accordance with ASC 810, including instances in which the business is considered in-substance real estate. The ASU requires the Company to measure at fair value any retained interest in a partial sale of real estate. The ASU is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The Company adopted ASU 2017-05 effective January 1, 2018. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2018 (dollars in thousands):

Apartments	$718,373
Apartments under construction	124,272
Commercial properties	201,436
Land held for development	68,202
Real estate subject to sales contract	44,854
Total real estate	$1,157,137
Less accumulated depreciation	(178,007)
Total real estate, net of depreciation	$979,130

The highlights of our significant real estate transactions for the three months ended March 31, 2018 are listed below:

Sales

During the three months ended March 31, 2018, TCI sold 112.2 acres of land located to an independent third party for a total sales price of $7.2 million. We recorded an aggregate gain of $1.3 million from the land sale. In addition, TCI sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. No gain or loss was recorded from the sale of income-producing properties.

As of March 31, 2018, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2018, we have expended $20.1 million related to the construction or predevelopment of various apartment complexes and capitalized $0.9 million of interest costs.

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2018 and 2017, the Company paid interest expense of  $13.4 million and $13.8 million, respectively.

Cash and cash equivalents, and restricted cash for the three months ended March 31, 2018 and 2017 was $96.3 million and $86.5 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows.

	March 31,
	2018	2017

Cash and cash equivalents	$40,899	$52,817
Restricted cash (cash held in escrow)	38,784	30,751
Restricted cash (certificate of deposits)	10,652	—
Restricted cash (held with Trustee)	5,947	2,975
	$96,282	$86,543

Amounts included in restricted cash represent funds required to be set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement and tax and insurance escrow. In addition, restricted cash includes funds with the Bond’s Trustee for payment of interest.

NOTE 4. NOTES AND INTEREST RECEIVABLE

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

Below is a summary of our notes receivable as of March 31, 2018 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
Leman Development, Ltd(2)	N/A	0.00%	1,500	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
Unified Housing Foundation, Inc. (Echo Station)(1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park)(1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park)(1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas)(1)	12/32	12.00%	9,101	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch)(1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I)(1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II)(1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell)(1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli)(1)	12/32	12.00%	7,965	Secured
Unified Housing Foundation, Inc. (Trails at White Rock)(1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (ABC Land and Development)	12/27	7.50%	3,038	Secured
Unified Housing Foundation, Inc.(1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc.(1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc.(1)	06/20	12.00%	5,760	Unsecured
Unified Housing Foundation, Inc.(1)	03/21	12.00%	5,314	Unsecured
One Realco Corporation(1,2)	01/20	3.00%	7,000	Unsecured
Realty Advisors Management, Inc.(1)	12/19	2.28%	20,387	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	6,894	Various unsecured interests
Other non-related party notes	Various	Various	3,466	Various secured interests
Other non-related party notes	Various	Various	17,981	Various unsecured interests
Accrued interest			9,105
Total Performing			$144,526
Allowance for estimated losses			(15,770)
Total			$128,756

(1) Related party notes.

(2)  An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $128.8 million. We recognized interest income of $1.1 million related to these notes receivables.

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

NOTE 5. INVESTMENT IN UNCONSOLIDATED INVESTEES

Investments in unconsolidated investees in which we have a 20% to 50% interest or otherwise exercise significant influence are carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses under the equity method of accounting.

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	March 31, 2018	March 31, 2017
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of March 31,	2018	2017
Real estate, net of accumulated depreciation	$13,528	$13,499
Notes receivable	10,918	9,764
Other assets	32,496	28,313
Notes payable	(10,858)	(9,449)
Other liabilities	(9,220)	(5,958)
Shareholders’ equity	(36,864)	(36,169)

For the Three Months Ended March 31,	2018	2017
Revenue	$13,144	$13,614
Depreciation	(364)	(288)
Operating expenses	(11,991)	(12,250)
Interest expense	(161)	(182)
Income from continuing operations	628	894
Net income	$628	$894

Company’s proportionate share of earnings	$126	$179

NOTE 6. NOTES PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2018 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$560,148	$1,585	$561,733
Apartments under Construction	96,026	113	96,139
Commercial	126,557	628	127,185
Land	30,711	607	31,318
Real estate subject to sales contract	376	—	376
Mezzanine financing	93,423	401	93,824
Other	841	(248)	593
Total	$908,082	$3,086	$911,168

Unamortized deferred borrowing costs	(18,254)	—	(18,254)
Total	$889,828	$3,086	$892,914

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

In conjunction with the development of various apartment projects and other developments, we drew down $20.1 million in construction loans during the three months ended March 31, 2018.

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

NOTE 7. BONDS PAYABLE

In August 2016 Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the Tel Aviv Stock Exchange (“TASE”). The Company transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary. On February 13, 2017, Southern filed a final prospectus with the TASE for an offering and sale of nonconvertible Series A Bonds to be issued by Southern. The bonds are obligations of Southern. During the year ended December 31, 2017 on three separate occasions Southern issued nonconvertible Series A Bonds with a total value of approximately NIS400 million New Israeli Shekels (“NIS”) or approximately $115 million dollars. The Series A Bonds have a stated interest rate of 7.3%. At March 31, 2018 the effective interest rate is 9.17%. The bonds require semi-annual equal installments on January 31 and July 31 of each year from 2019 to 2023 (inclusive). The interest will be repaid on January 31 and July 31 of each of the years 2018 to 2023 (inclusive), with the first payment commencing on July 31, 2017.

On February 15, 2018, the Company issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.2 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The total bond issuance cost of $1.4 million was incurred. The effective interest rate is 7.99%

The outstanding balance of these Bonds at March 31, 2018 is as follows:

	March 31, 2018	December 31, 2017

Bonds (Series A)	$113,793	$115,336
Bonds (Series B)	39,179	—
Less: deferred issuance expense, net	(7,639)	(5,916)
Accrued Interest	1,555	3,629
	$146,888	$113,049

The aggregate maturity of the bonds are as follows:

Year
2018	$—
2019	23,067
2020	23,067
2021	23,067
2022	30,903
Thereafter	52,868
$152,972

The funds were used primarily for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS, however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the three months ended March 31, 2018, the Company recorded a gain on foreign currency transaction of approximately $1.8 million.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2018 (dollars in thousands):

Pillar
Related party receivable, December 31, 2017	$38,311
Cash transfers	16,704
Advisory fees	(2,956)
Net income fee	(53)
Cost reimbursements	(1,140)
Interest income	616
Notes receivable purchased	(5,315)
Fees and commissions	(83)
Expenses paid by Advisor	(2,221)
Financing (mortgage payments)	(94)
Sales/purchases transactions	563
Related party receivable, March 31, 2018	$44,332

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,555	$23,525	$1	$2	$31,083
Property operating expenses	(3,749)	(10,582)	—	(93)	(14,424)
Depreciation	(2,292)	(4,149)	—	50	(6,391)
Mortgage and loan interest	(1,849)	(5,456)	(195)	(8,224)	(15,724)
Interest income	—	—	—	5,109	5,109
Gain on land sales	—	—	1,335	—	1,335
Segment operating income (loss)	$(335)	$3,338	$1,141	$(3,156)	$988
Capital expenditures	633	—	—	—	633
Real estate assets	135,799	726,244	116,436	651	979,130

Property Sales
Sales price	$—	$2,512	$7,239	$—	$9,751
Cost of sale	—	(2,512)	(5,904)	—	(8,416)
Gain on sale	$—	$—	$1,335	$—	$1,335

For the Three Months Ended March 31, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$9,159	$22,660	$—	$3	$31,822
Property operating expenses	(4,939)	(10,746)	(279)	(301)	(16,265)
Depreciation	(2,302)	(4,046)	—	18	(6,330)
Mortgage and loan interest	(1,606)	(6,758)	(694)	(7,738)	(16,796)
Interest income	—	—	—	4,792	4,792
Gain on land sales	—	—	445	—	445
Segment operating income (loss)	$312	$1,110	$(528)	$(3,226)	$(2,332)
Capital expenditures	1,375	—	399	—	1,774
Real estate assets	150,255	633,491	127,978	—	911,724

Property Sales
Sales price	$—	$—	$1,089	$—	$1,089
Cost of sale	—	—	(644)	—	(644)
Gain on sale	$—	$—	$445	$—	$445

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Segment operating income (loss)	$988	$(2,332)
Other non-segment items of income (expense)
General and administrative	(2,341)	(2,031)
Net income fee to related party	(53)	(60)
Advisory fee to related party	(2,956)	(2,659)
Other income	3,657	1,120
Earnings from unconsolidated investees	320	55
Net loss from continuing operations	$(385)	$(5,907)

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2018	2017
Segment assets	$979,130	$911,724
Investments in unconsolidated investees	6,716	6,141
Notes and interest receivable	128,756	121,696
Other assets	197,721	174,164
Total assets	$1,312,323	$1,213,725

NOTE 10. COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity. Management believes that ARL will generate excess cash flow from property operations in 2018; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2018 UHF was in compliance with the covenants to the loan agreement.

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

As of March 31, 2018, we have 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding.  These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  Of the outstanding 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are held by ARL.  Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to January 12, 2018, RAI owned 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $10.5 million.  On January 12, 2018, RAI converted 200,000 shares, including $1.8 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock.  This conversion resulted in the issuance of 482,716 new shares of ARL common stock.  As of March 31, 2018 RAI owns 900,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $8.7 million.

NOTE 12. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2018, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 15, 2018, which is the date on which the Consolidated Financial Statements were available to be issued.

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the three months ended March 31, 2018, we sold 112.2 acres of land for a total sales price of $7.2 million and sold six income-producing properties for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. As of March 31, 2018, we owned 8,115 units in forty-five residential apartment communities, seven commercial properties comprising approximately 1.7 million rentable square feet, and a golf course comprising approximately 96 acres. In addition, we own approximately 3,495 acres of land held for development. The Company currently owns income-producing properties and land in ten states as well as in the U.S. Virgin Islands.

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

Results of Operations

The discussion of our results of operations is based on management’s review of operations, which is based on our operating segments. Our operating segments consist of apartments, commercial properties, hotels, land and other. For discussion purposes, we break these segments down into the following sub-categories; same property portfolio, acquired properties and developed properties in the lease-up phase. The same property portfolio consists of properties that were held by us for the entire period for both years being compared. The acquired property portfolio consists of properties that we acquired but have not been held for the entire period for both periods being compared. Developed properties in the lease-up phase consist of completed projects that are being leased up. As we complete each phase of the project, we lease-up that phase and include those revenues in our continuing operations. Once a developed property becomes leased up and is held the entire period for both periods under comparison, it is considered to be included in the same property portfolio.

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the three months ending March 31, 2018.

The following discussion is based on our Consolidated Statements of Operations for the three and three months ended March 31, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. At March 31, 2018 and 2017, we owned or had interests in a portfolio of fifty-three and fifty-nine income-producing properties, respectively.

Comparison of the three months ended March 31, 2018 to the same period ended 2017:

For the three months ended March 31, 2018, we reported a net loss applicable to common shares of $0.9 million or $0.06 per diluted earnings per share, as compared to a net loss applicable to common shares of $6 million or $0.39 per diluted earnings per share for the same period ended 2017.

Revenues

Rental and other property revenues were $31.1 million for the three months ended March 31, 2018. This represents a decrease of $0.7 million, as compared to the prior period revenues of $31.8 million. This change, by segment, is an increase in the apartment portfolio of $0.8 million, and a decrease in the commercial portfolio of $1.6 million.

Expense

Property operating expenses were $14.4 million for the three months ended March 31, 2018. This represents a decrease of $1.8 million, as compared to the prior period operating expenses of $16.2 million. This change, by segment, is a decrease in the apartment portfolio of $0.2 million, and a decrease in the commercial portfolio of $1.2 million and a decrease in the land portfolio of $0.3 million.

Depreciation and amortization expense was $6.4 million for the three months ended March 31, 2018. This represents an increase of $0.1 million, as compared to the prior period expense of $6.3 million. This change by segment is a decrease of $0.1 million in the apartment portfolio.

Other income (expense)

Mortgage and loan interest expense was $15.7 million for the three months ended March 31, 2018. This represents a decrease of $1.1 million as compared to the prior period expense of $16.8 million. The change by segment is an increase in the other portfolio of $0.5 million, a decrease in the apartment portfolio of $1.3 million, a decrease in the land portfolio of $0.5 million, and an increase in the commercial portfolio of $0.2 million. Within the other portfolio the increase is primarily due to $2.7 million of interest expense related to the Israeli bond sale. The increase within the apartment portfolio is primarily due to loan charges and prepayment penalties for the refinancing of two mortgage loans at lower rates and the increase within the land portfolio is due to a loan payoff.

Other income was $3.7 million for the three months ended March 31, 2018. This represents an increase of $2.6 million as compared to prior period other income of $1.1 million. This increase is due to forgiveness of debt of $1.5 million during the first quarter and $1.8 million of foreign currency translation gain due to change in currency exchange rate.

Gain on land sales increased for the three months ended March 31, 2018, compared to the prior period. In the current period we sold 112.2 acres of land for a sales price of $7.2 million and recorded a gain of $1.3 million. For the same period in 2017, we sold 2.49 acres of land for a sales price of $1.1 million and recorded a total gain of $0.4 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	March 31,
	2018	2017	Variance

Net cash provided by (used in) operating activities	$3,505	$(8,993)	$12,498
Net cash used in investing activities	$(26,091)	$(13,353)	$(12,738)
Net cash provided by financing activities	$30,330	$52,968	$(22,638)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the three months ended March 31, 2018, we advanced $11.1 million toward various notes receivable and $20.1 million for development of new properties. For the same period a year ago we purchased two land properties for an aggregate price of $6.4 million.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended March 31, 2018, we received aggregate sales proceeds of $3.7 million from the sale of 112.2 acres of land with recorded total gain of $1.3 million from the sale. In addition, we received aggregate sale proceeds of $2.1 million from the sale of six income producing properties. During the three months ended March 31, 2017, we sold approximately 2.49 acres of land for a total sales price of $1.1 million and recorded a gain of $0.4 million.

 Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. The increase in cash flow from financing activities is primarily due to $39.4 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern Properties Capital LTD, a British Virgin Islands corporation (“Southern”), which is an indirect subsidiary of TCI.

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

Tax Matters

ARL is a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting. There is a tax sharing and compensating agreement between ARL, Income Opportunities Realty Investors, Inc. (“IOR”), and Transcontinental Realty Investors, Inc. (“TCI”).

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes for the first three months of 2018, and taxable losses in 2017 and 2016; therefore, it recorded no provision for income taxes.

At March 31, 2018, ARL had a net deferred tax asset of approximately $36 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $892 million in notes payable at March 31, 2018, $65.2 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.65 million, and would result in an increase of $0.04 in our loss per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of 6.93% at March 31, 2018.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2018. As of March 31, 2018, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)