Form 10-Q
period 2018-06-30
AMERICAN REALTY INVESTORS INC
filed 2018-08-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,997,076
(Class)	(Outstanding at August 14, 2018)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets	(dollars in thousands, except share and par value amounts)
Real estate, at cost	$1,147,612	$1,117,429
Real estate subject to sales contracts at cost	46,262	48,234
Less accumulated depreciation	(183,630)	(177,546)
Total real estate	1,010,244	988,117

Notes and interest receivable (including $104,665 in 2018 and $99,410 in 2017 from related parties)	142,277	127,865
Less allowance for estimated losses (including $14,269 in 2018 and 2017 from related parties)	(15,770)	(15,770)
Total notes and interest receivable	126,507	112,095

Cash and cash equivalents	28,116	42,920
Restricted cash	64,652	45,618
Investments in unconsolidated joint ventures and investees	6,993	6,396
Receivable from related party	55,987	38,311
Other assets	56,605	63,263
Total assets	$1,349,104	$1,296,720

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$921,461	$898,750
Notes related to real estate held for sale	376	376
Notes related to real estate subject to sales contracts	—	1,957
Bond and interest payable	143,897	113,049
Deferred revenue (including $57,289 in 2018 and $56,887 in 2017 to related parties)	78,548	77,332
Accounts payable and other liabilities (including $9,764 in 2018 and $11,893 in 2017 to related parties)	31,655	39,373
Total liabilities	1,175,937	1,130,837

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 1,800,614 and 2,000,614 shares in 2018 and 2017 (liquidation preference $10 per share), including 900,000 shares in 2018 and 2017 held by ARL.	1,805	2,205
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2018 and 15,930,145 shares issued and 15,514,360 outstanding as of 2017, including 140,000 shares held by TCI (consolidated) in 2018 and 2017.	164	159
Treasury stock at cost; 415,785 shares in 2018 and 2017, and 140,000 shares held by TCI (consolidated) as of 2018 and 2017	(6,395)	(6,395)
Paid-in capital	111,907	110,138
Retained earnings	11,161	5,967
Total American Realty Investors, Inc. shareholders’ equity	118,642	112,074
Non-controlling interest	54,525	53,809
Total shareholders’ equity	173,167	165,883
Total liabilities and shareholders’ equity	$1,349,104	$1,296,720

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $208 and $199 for the three months and $415 and $389 for the six months ended 2018 and 2017, respectively, from related parties)	$31,607	$31,587	$62,690	$63,409

Expenses:
Property operating expenses (including $231 and $239 for the three months and $458 and 476 for the six months ended 2018 and 2017, respectively, from related parties)	15,550	15,429	29,974	31,693
Depreciation and amortization	6,504	6,409	12,895	12,739
General and administrative (including $297 and $552 for the three months and $2,437 and $1,295 for the six months ended 2018 and 2017, respectively, from related parties)	2,954	1,995	5,295	4,026
Net income fee to related party	53	77	106	137
Advisory fee to related party	2,929	2,849	5,885	5,508
Total operating expenses	27,990	26,759	54,155	54,103
Net operating income	3,617	4,828	8,535	9,306

Other income (expenses):
Interest income (including $4,832 and $4,972 for the three months and $9,311 and $9,092 for the six months ended 2018 and 2017, respectively, from related parties)	4,882	5,059	9,991	9,852
Other income	7,537	(116)	9,438	1,327
Mortgage and loan interest (including $1,909 and $1,683 for the three months and $3,708 and $3,195 for the six months ended 2018 and 2017, respectively, from related parties)	(15,907)	(17,347)	(31,631)	(34,143)
Foreign currency transaction gain (loss)	5,889	(3,425)	7,645	(3,747)
Earnings from unconsolidated subsidiaries and investees	277	153	597	208
Total other income (expenses)	2,678	(15,676)	(3,960)	(26,503)

Income (loss) before gain on land sales, non-controlling interest, and taxes	6,295	(10,848)	4,575	(17,197)
Gain (loss) on land sales	—	(476)	1,335	(31)
Net income (loss) from continuing operations before taxes	6,295	(11,324)	5,910	(17,228)
Net income (loss) from continuing operations	6,295	(11,324)	5,910	(17,228)
Net income (loss)	6,295	(11,324)	5,910	(17,228)
Net (income) loss attributable to non-controlling interest	(441)	435	(716)	628
Net income (loss) attributable to American Realty Investors, Inc.	5,854	(10,889)	5,194	(16,600)
Preferred dividend requirement	(225)	(275)	(450)	(550)
Net income (loss) applicable to common shares	$5,629	$(11,164)	$4,744	$(17,150)

Earnings per share - basic:
Net loss from continuing operations	$0.35	$(0.72)	$0.30	$(1.11)

Earnings per share - diluted:
Net income (loss) from continuing operations	$0.35	$(0.72)	$0.30	$(1.11)

Weighted average common shares used in computing earnings per share	15,997,076	15,514,360	15,967,740	15,514,360
Weighted average common shares used in computing diluted earnings per share	15,997,076	15,514,360	15,967,740	15,514,360

Amounts attributable to American Realty Investors, Inc.:
Net income (loss) from continuing operations	$5,854	$(10,889)	$5,194	$(16,600)
Net income (loss) applicable to American Realty Investors, Inc.	$5,854	$(10,889)	$5,194	$(16,600)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809
Net income	5,910	5,194	—	—	—	—	—	5,194	716
Conversion of Series A preferred stock into common stock	1,824	—	(400)	482,716	5	—	2,219	—	—
Series A preferred stock dividend ($1.00 per share)	(450)	—	—	—	—	—	(450)	—	—
Balance, June 30, 2018	$173,167	$(62,419)	$1,805	16,412,861	$164	$(6,395)	$111,907	$11,161	$54,525

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Net income (loss)	$5,910	$(17,228)
Total comprehensive income (loss)	5,910	(17,228)
Comprehensive (income) loss attributable to non-controlling interest	(716)	628
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$5,194	$(16,600)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$5,910	$(17,228)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
(Gain) loss on sale of land	(1,335)	31
Depreciation and amortization	12,895	12,739
Amortization of deferred borrowing costs	1,394	2,131
Amortization of bond issuance costs	728	462
Earnings from unconsolidated subsidiaries and investees	(597)	(207)
(Increase) decrease in assets:
Accrued interest receivable	(1,154)	4,053
Other assets	4,791	(477)
Prepaid expense	1,597	(4,195)
Rent receivables	269	(1,669)
Related party receivables	(18,070)	(4,930)
Increase (decrease) in liabilities:
Accrued interest payable	(1,040)	141
Other liabilities	(2,442)	6,781
Net cash provided by (used in) operating activities	2,946	(2,368)

Cash Flow From Investing Activities:
Proceeds from notes receivables	6,541	19,753
Origination of notes receivables	(14,557)	(4,116)
Acquisition of land held for development	—	(11,440)
Proceeds from sale of income producing properties	2,706	—
Proceeds from sale of land	3,649	1,596
Improvement of land held for development	—	(585)
Improvement of income producing properties	(2,725)	(1,895)
Construction and development of new properties	(47,452)	(26,708)
Net cash used in investing activities	(51,838)	(23,395)

Cash Flow From Financing Activities:
Proceeds from bonds	39,399	102,364
Bond issuance costs	(2,022)	6,253
Proceeds from notes payable	44,707	82,865
Recurring payment of principal on notes payable	(11,762)	(12,083)
Payments on maturing notes payable	(16,750)	(113,838)
Deferred financing costs	—	676
Preferred stock dividends - Series A	(450)	(550)
Net cash provided by financing activities	53,122	65,687

Net increase in cash and cash equivalents	4,230	39,924
Cash and cash equivalents, beginning of period	88,538	55,921
Cash and cash equivalents, end of period	$92,768	$95,845

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,029	$28,065

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$1,735	$—
Seller financing note - acquisition of income-producing properties	$1,895	$—
Notes payable issued on acquisition of income-producing properties	$8,605	$—

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

Properties

We own or had interests in a total property portfolio of fifty three income-producing properties as of June 30, 2018. The properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail centers comprising in aggregate approximately 1.7 million rentable square feet;

●	Forty-six apartment communities totaling 8,195 units, excluding apartments being developed; and

●	3,492 acres of developed and undeveloped land.

We join with various third-party development companies to construct residential apartment communities. We are in the predevelopment process on several residential apartment communities that have not yet begun construction. At June 30, 2018, we had ten apartment projects in development. The third-party developer typically holds a general partner interest in a limited partnership formed for the purpose of building a single property, we generally are a majority of the limited partner interests in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all necessary equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our Consolidated Financial Statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

NOTE 2. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of June 30, 2018 (dollars in thousands):

Apartments	$730,045
Apartments under construction	152,943
Commercial properties	202,367
Land held for development	62,257
Real estate subject to sales contract	46,262
Total real estate	$1,193,874
Less accumulated depreciation	(183,630)
Total real estate, net of depreciation	$1,010,244

The highlights of our significant real estate transactions for the six months ended June 30, 2018 are listed below:

Purchases

During the six months ended June 30, 2018, the Company purchased through one of its subsidiaries, an 80 unit residential apartment community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of a note payable of $8.6 million, and by exercising an option to purchase of $1.5 million paid in the previous year.

Sales

During the six months ended June 30, 2018, ARL sold 112.2 acres of land to an independent third party for a total sales price of $7.2 million. We recorded an aggregate gain of $1.3 million from the land sale. Also, for the quarter just ended, the Company sold a golf course comprising approximately 96.09 acres for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. In addition, during the first quarter we sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. No gain or loss was recorded from the sale of income-producing properties.

As of June 30, 2018, the Company has approximately 91 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the six months ended June 30, 2018, we have invested $47.5 million related to the construction or predevelopment of various apartment complexes and capitalized $3.5 million of interest costs.

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2018 and 2017, the Company paid interest expense of $31.0 million and $28.1 million, respectively.

Cash and cash equivalents, and restricted cash for the six months ended June 30, 2018 and 2017 was $92.8 million and $95.8 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$28,116	$58,260
Restricted cash (cash held in escrow)	49,760	33,448
Restricted cash (certificate of deposits)	9,162	-
Restricted cash (held with Trustee)	5,730	4,137
	$92,768	$95,845

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

Below is a summary of our notes receivable as of June 30, 2018 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	$5,907	Secured
Leman Development, Ltd (2)	N/A	0.00%	1,500	Unsecured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/18	6.00%	4,554	Secured
2818 Ventures LLC (Forest Pines)	11/18	5.00%	2,223	Secured
ABC Land & Development (Mandahl Bay)	05/38	6.00%	1,735	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	9,101	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	6,000	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	7,965	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	3,994	Unsecured
Unified Housing Foundation, Inc. (1)	12/18	12.00%	6,407	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,760	Unsecured
Unified Housing Foundation, Inc. (1)	03/21	12.00%	5,314	Unsecured
One Realco Corporation (1,2)	01/20	3.00%	7,000	Unsecured
Realty Advisors Management, Inc. (1)	12/19	2.28%	20,387	Unsecured
Other related party notes	Various	Various	1,349	Various secured interests
Other related party notes	Various	Various	510	Various unsecured interests
Other non-related party notes	Various	Various	3,466	Various secured interests
Other non-related party notes	Various	Various	14,639	Various unsecured interests
Accrued interest			11,108
Total Performing			$142,277
Allowance for estimated losses			(15,770)

Total			$126,507

(1) Related party notes

(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2018, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $104.7 million. We recognized interest income of $4.9 million related to these notes receivables.

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

Investments in unconsolidated investees consist of the following:

	Percentage ownership as of
	June 30, 2018	June 30, 2017
Gruppa Florentina, LLC	20.00%	20.00%

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

As of June 30,	2018	2017
Real estate, net of accumulated depreciation	$13,485	$13,578
Notes receivable	10,918	9,969
Other assets	32,290	30,188
Notes payable	(10,745)	(9,514)
Other liabilities	(7,775)	(7,821)
Shareholders’ equity	(38,173)	(36,400)

For the Six Months Ended June 30,	2018	2017
Revenue	$27,195	$27,458
Depreciation	(728)	(575)
Operating expenses	(25,630)	(25,533)
Interest expense	(340)	(353)
Income from continuing operations	497	497
Net income	$497	$997

Company’s proportionate share of earnings	$99	$199

NOTE 6. NOTES PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2018 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$568,449	$1,585	$570,034
Apartments under Construction	118,665	31	118,696
Commercial	125,807	616	126,423
Land	21,734	197	21,931
Real estate subject to sales contract	376	—	376
Mezzanine financing	93,422	509	93,931
Other	8,882	(593)	8,289
Total	$937,335	$2,345	$939,680
Unamortized deferred borrowing costs	(17,843)	—	(17,843)
	$919,492	$2,345	$921,837

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

In conjunction with the development of various apartment projects and other developments, we drew down $44.7 million in construction loans during the six months ended June 30, 2018.

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

NOTE 7. BONDS PAYABLE

In August 2016 Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the Tel Aviv Stock Exchange (“TASE”).  TCI transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary.

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

On January 25, 2018, interest payment of approximately NIS 14.6 million (or approximately $4.3 million) was paid to the Series A bondholders.

On February 15, 2018, Southern issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.2 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The total bond issuance cost of $1.4 million was incurred. The effective interest rate is 7.99%.

On July 26, 2018, interest payment of approximately NIS 18.9 million (or approximately $5.2 million) was paid to the Series A and B bondholders.

The outstanding balance of these Bonds at June 30, 2018 is as follows:

	June 30, 2018	December 31, 2017
Bonds (Series A)	$109,552	$115,336
Bonds (Series B)	37,726	—
Less: deferred issuance expense, net	(7,210)	(5,916)
Accrued Interest	3,829	3,629
	$143,897	$113,049

The aggregate maturity of the bonds are as follows:

Year
2018	$—
2019	23,067
2020	23,067
2021	23,067
2022	30,903
Thereafter	47,174
$147,278

The funds were used primarily for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS, however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the six months ended June 30, 2018, the Company recorded a gain on foreign currency transaction of approximately $7.6 million.

NOTE 8. RELATED PARTY TRANSACTIONS

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2018 (dollars in thousands):

Pillar
Related party receivable, December 31, 2017	$38,311
Cash transfers	26,033
Advisory fees	(5,884)
Net income fee	(106)
Cost reimbursements	(2,346)
Interest income	1,347
Notes receivable purchased	(5,315)
Fees and commissions	(162)
Expenses (paid) received by Advisor	4,845
Financing (mortgage payments)	(169)
Sales/purchases transactions	(567)
Related party receivable, June 30, 2018	$55,987

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

For the Three Months Ended June 30, 2018	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,404	$24,201	$—	$2	$31,607
Property operating expenses	(4,238)	(11,199)	(135)	22	(15,550)
Depreciation	(2,323)	(4,195)	—	14	(6,504)
Mortgage and loan interest	(1,893)	(5,342)	65	(8,737)	(15,907)
Interest income	—	—	—	4,882	4,882
Segment operating (loss) income	$(1,050)	$3,465	$(70)	$(3,817)	$(1,472)

Balance Sheet Data
Capital expenditures	$2,092	$—	$—	$—	$2,092

Property Sales
Sales price	$2,313	$—	$—	$—	$2,313
Cost of sale	(2,313)	—	—	—	(2,313)
Gain (loss) on sale	$—	$—	$—	$—	$—

For the Three Months Ended June 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,553	$23,030	$—	$4	$31,587
Property operating expenses	(4,900)	(10,211)	(168)	(150)	(15,429)
Depreciation	(2,397)	(4,030)	—	18	(6,409)
Mortgage and loan interest	(2,121)	(5,028)	(389)	(9,809)	(17,347)
Interest income	—	—	—	5,059	5,059
Loss on land sales	—	—	(476)	—	(476)
Segment operating (loss) income	$(865)	$3,761	$(1,033)	$(4,878)	$(3,015)

Balance Sheet Data
Capital expenditures	$557	$—	$186	$—	$743

Property Sales
Sales price	$—	$—	$507	$—	$507
Cost of sale	—	—	(983)	—	(983)
Loss on sale	$—	$—	$(476)	$—	$(476)

The table below presents the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Segment operating loss	$(1,472)	$(3,015)
Other non-segment items of income (expense)
General and administrative	(2,954)	(1,995)
Net income fee to related party	(53)	(77)
Advisory fee to related party	(2,929)	(2,849)
Other income	13,426	(3,541)
Earnings from unconsolidated investees	277	153
Net income (loss) from continuing operations	$6,295	$(11,324)

Presented below is our reportable segments’ operating income for the six months ended June 30, 2018 and 2017, including segment assets and expenditures (dollars in thousands):

For the Six Months Ended June 30, 2018	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$14,959	$47,726	$1	$4	$62,690
Property operating expenses	(7,986)	(21,782)	(134)	(72)	(29,974)
Depreciation	(4,616)	(8,344)	—	65	(12,895)
Mortgage and loan interest	(3,742)	(10,798)	(130)	(16,961)	(31,631)
Interest income	—	—	—	9,991	9,991
Gain on land sales	—	—	1,335	—	1,335
Segment operating (loss) income	$(1,385)	$6,802	$1,072	$(6,973)	$(484)

Balance Sheet Data
Capital expenditures	$2,725	$—	$—	$—	$2,725
Real estate assets	$135,288	$762,410	$111,899	$647	$1,010,244

Property Sales
Sales price	$2,313	$8,512	$7,239	$—	$18,064
Cost of sale	(2,313)	(8,512)	(5,904)	—	(16,729)
Gain on land sales	$—	$—	$1,335	$—	$1,335

For the Six Months Ended June 30, 2017	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$17,711	$45,691	$—	$7	$63,409
Property operating expenses	(9,839)	(20,956)	(447)	(451)	(31,693)
Depreciation	(4,699)	(8,076)	—	36	(12,739)
Mortgage and loan interest	(3,727)	(11,787)	(1,083)	(17,546)	(34,143)
Interest income	—	—	—	9,852	9,852
Loss on land sales	—	—	(31)	—	(31)
Segment operating (loss) income	$(554)	$4,872	$(1,561)	$(8,102)	$(5,345)

Balance Sheet Data
Capital expenditures	$1,932	$585	$—	$—	$2,517
Real estate assets	$148,718	$654,119	$127,810	$—	$930,647

Property Sales
Sales price	$—	$—	$1,596	$—	$1,596
Cost of sale	—	—	(1,627)	—	(1,627)
Loss on land sales	$—	$—	$(31)	$—	$(31)

The table below presents the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Six Months Ended
	June 30,
	2018	2017
Segment operating income (loss)	$(484)	$(5,345)
Other non-segment items of income (expense)
General and administrative	(5,295)	(4,026)
Net income fee to related party	(106)	(137)
Advisory fee to related party	(5,885)	(5,508)
Other income	17,083	(2,420)
Earnings from unconsolidated investees	597	208
Net income (loss) from continuing operations	$5,910	$(17,228)

The following table reconciles segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of June 30,
	2018	2017
Segment assets	$1,010,244	$930,647
Investments in unconsolidated investees	6,993	6,294
Notes and interest receivable	126,507	106,874
Other assets	205,360	188,921
Total assets	$1,349,104	$1,232,736

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2018 UHF was in compliance with the covenants to the loan agreement.

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

The Clapper Parties subsequently filed a new lawsuit against ARI, its subsidiary EQK Holdings, Inc. “EQK”, and ART. The Clapper Parties seek damages from ARL for payment by ART to ARL of ART’s stock in EQK in exchange for a release of the Antecedent Debt owed by ART to ARI. In February 2018 the court determined that this legal matter should not have been filed in federal court and therefore granted motions to dismiss on jurisdictional grounds. In June 2018, the court overruled its own grant of motions to dismiss and reinstated the case.  We continue to vigorously defend the case and management believes it has defenses to the claims.

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

TCI is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as explore possible additional claims, if any, against Dynex Capital, Inc.

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

As of June 30, 2018, we have 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, which are outstanding. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the outstanding 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, 900,000 shares are held by ARL. Dividends are not paid on the shares owned by ARL subsidiaries.

Prior to January 12, 2018, RAI owned 1,100,000 shares of the outstanding Series A 10.0% convertible preferred stock and had accrued dividends unpaid of $10.5 million. On January 12, 2018, RAI converted 200,000 shares, including $1.8 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 482,716 new shares of ARL common stock. As of June 30, 2018 RAI owns 900,000 shares of the outstanding Series A 10.0% convertible preferred stock and has accrued dividends unpaid of $9.2 million.

NOTE 12. SUBSEQUENT EVENTS

On July 19, 2018, Southern closed a private placement offering of its Series B bonds in the amount of NIS 72.3 million (or approximately $19.8 million). The bonds are reported in NIS, are registered on the TASE, bear an annual interest rate of 6.8% and have an effective interest rate of 9.60%. Interest will be paid on January 31 and July 31 of each of the years 2019 to 2023 (inclusive). The principal will be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The Company incurred bond issuance costs of approximately $1.9 million.

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate. During the six months ended June 30, 2018, we sold 112.2 acres of land for a total sales price of $7.2 million, a golf course comprising approximately 96 acres for $2.3 million and sold six income-producing properties for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. In addition, during the quarter just ended, we purchased an 80 unit residential apartment community in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of a note payable of $8.6 million, and by exercising an option to purchase of $1.5 million paid in the previous year.

As of June 30, 2018, we owned 8,195 units in forty-six residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own approximately 3,492 acres of land held for development. The Company currently owns income-producing properties and land in ten states.

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

Prior to January 1, 2015, the operating results of real estate assets held for sale and sold were reported as discontinued operations in the accompanying Consolidated Statements of Operations. Income from discontinued operations includes the revenues and expenses, including depreciation and interest expense, associated with the assets. The Company adopted ASU 2014-08, effective January 1, 2015, which substantially changed the criteria for determining whether a disposition qualifies for discontinued operations presentation. As a result, we had no dispositions that met the criteria for discontinued operations during the six months ending June 30, 2018.

The following discussion is based on our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, as included in Part I, Item 1. “Financial Statements” of this report. At June 30, 2018 and 2017, we owned or had interests in a portfolio of fifty three and fifty nine income-producing properties, respectively.

Comparison of the three months ended June 30, 2018 to the same period ended 2017:

For the three months ended June 30, 2018, we reported net income applicable to common shares of $5.6 million or $0.35 income per diluted share, as compared to net loss applicable to common shares of $11.2 million or $0.72 earnings per diluted share for the same period in 2017.

Revenues

Rental and other property revenues were $31.6 million for the three months ended June 30, 2018 and 2017. The change by segment was an increase in revenues the apartment portfolio of approximately $1.2 million, offset by a decrease in revenues in the commercial portfolio of $1.2 million.

Expense

Property operating expenses were $15.5 million for the three months ended June 30, 2018. This represents an increase of $0.1 million compared to the prior period operating expenses of $15.4 million. This increase is driven primarily by an increase in property operating expenses in the apartment portfolio of $1.0 million offset by a decrease in operating expenses from our commercial portfolio of $0.7 million and $0.2 million from other portfolio.

Depreciation and amortization expense was $6.5 million for the three months ended June 30, 2018, as compared to $6.4 million in the same period of 2017. This increase was due primarily to the growth in our apartment portfolio which resulted in a $0.1 million increase in the expense year over year.

General and Administrative expenses was $2.9 million for the three months ended June 30, 2018. This represents an increase of $1.0 million compared to the prior period expense of $1.9 million. The increase is due to an increase in expense reimbursements paid to our advisor of approximately $0.7 million and professional fees for consulting, audit and tax services of approximately $0.3 million.

Other income (expense)

Mortgage and loan interest expense was $15.9 million for the three months ended June 30, 2018. This represents a decrease of $1.4 million compared to the prior period expense of $17.3 million. The change by segment represents a decrease in the other portfolio of $1.0 million, $0.5 million in the land portfolio and $0.2 million in the commercial portfolio offset by an increase of $0.3 million in the apartment portfolio. Within the other portfolio the decrease is primarily due to $1.2 million of interest expense savings related to maturing notes payable paid during the first quarter of 2018.

Other income was $7.5 million for the three months ended June 30, 2018. This represents an increase of $7.6 million as compared to prior period other expense of $0.1 million. The increase is the result of insurance proceeds of approximately $6.6 million received subsequent to the "as is" sale of a property damaged by a hurricane, and other miscellaneous income of approximately $1.0 million.

Foreign currency transaction was a gain of $5.9 million for the three months ended June 30, 2018. This represents an increase of $9.3 million compared to prior period foreign currency transaction loss of $3.4 million. The increase is the result of a gain in foreign currency exchange as a result of the favorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Bond program.

For the three months ended June 30, 2018, we sold a golf course for a total sales price of $2.3 million and recorded no gain or loss on the sale. For the same period in 2017, the Company recorded a loss of approximately $0.5 million from the sale of 8.3 acres of land for a sales price of $0.5 million.

Comparison of the six months ended June 30, 2018 to the same period ended 2017:

For the six months ended June 30, 2017, we reported net income applicable to common shares of $4.7 million or $.30 income per diluted share compared to net loss applicable to common shares of $17.2 million or $1.11 loss per diluted share for the same period in 2017.

Revenues

Rental and other property revenues were $62.7 million for the six months ended June 30, 2018. This represents a decrease of approximately $0.7 million compared to the prior period revenues of $63.4 million. The change by segment is due to a decrease in revenues of $2.7 million in the commercial portfolio, offset by an increase in revenues of $2.0 million in the apartment portfolio.

Expense

Property operating expenses were $30.0 million for the six months ended June 30, 2018. This represents a decrease of $1.7 million compared to the prior period operating expenses of $31.7 million. This decrease is due to decreases in property operating expenses of $1.9 million in our commercial portfolio, and $0.3 million and $0.4 million in our land and other portfolio operating segments, respectively, offset by an increase of $0.9 million in our apartment portfolio operating segment.

Depreciation and amortization expense was $12.9 million for the six months ended June 30, 2018, an increase of $0.2 million, as compared to the prior period expense of $12.7 million. This increase was due primarily to the growth in our apartment portfolio which resulted in a $0.3 million increase in the expense year over year, offset by a decrease in depreciation and amortization expense of $0.1 million from the commercial portfolio segment.

General and Administrative expenses was $5.3 million for the six months ended June 30, 2018. This represents an increase of $1.3 million compared to the prior period expense of $4.0 million. The increase is due to an increase in expense reimbursements paid to our advisor of approximately $1.1 million and professional fees for consulting, audit and tax services of approximately $0.2 million.

Other income (expense)

Mortgage and loan interest expense was $31.6 million for the six months ended June 30, 2018. This represents a decrease of approximately $2.5 million compared to the prior period expense of $34.1 million. The change by segment was a decrease in the apartment and land portfolios of $1.0 million each, and $0.5 million in the other portfolio.

Other income was $9.4 million for the six months ended June 30, 2018. This represents an increase of $8.1 million as compared to prior period other income of $1.3 million. The increase is due to insurance proceeds of approximately $6.6 million received subsequent to the "as is" sale of a property damaged by a hurricane, and other miscellaneous income of approximately $1.5 million.

Foreign currency transaction was a gain of $7.6 million for the six months ended June 30, 2018. This represents an increase of $11.3 million compared to prior period foreign currency transaction loss of $3.7 million. The increase is the result of a gain in foreign currency exchange as a result of the favorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Bond program.

Gain on land sales increased for the six months ended June 30, 2018, compared to the prior period. For the six months ended June 30, 2018 we sold 112 acres of land for a sales price of $7.2 million and recorded a gain of $1.3 million.  In addition, we sold six income-producing properties and a golf course for total sales price of approximately $10.8 million and recorded no gain or loss on the sale. For the same period in 2017, we sold 10.8 acres of land for a sales price of $1.6 million and recorded a loss on sale of approximately $31.0 thousand.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	June 30,
	2018	2017	Variance

Net cash provided by (used in) operating activities	$2,946	$(2,368)	$5,314
Net cash used in investing activities	$(51,838)	$(23,395)	$(28,443)
Net cash provided by financing activities	$53,122	$65,687	$(12,565)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2018, we advanced $14.6 million toward various notes receivable and $47.4 million for development of new properties. For the same period a year ago we advanced $4.1 million in notes receivable, and invested $26.7 million in construction and development of new properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2018, we received aggregate sales proceeds of $3.7 million from the sale of 112.2 acres of land with recorded total gain of $1.3 million from the sale. In addition, we received aggregate sale proceeds of $2.7 million from the sale of six income producing properties and a golf course. During the six months ended June 30, 2017, we sold 10.7 acres of land for a total sales price of $1.6 million and recorded a net loss on the sale of approximately $31 thousand.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had taxable income for federal income tax purposes for the first six months of 2018, and taxable losses in 2017 and 2016; due to the uncertainty over whether ARL will have taxable income for the entire year, it recorded no provision for income taxes.

At June 30, 2018, ARL had a net deferred tax asset of approximately $38 million due to tax deductions available to it in future years. However, as management cannot determine that it is more likely than not that ARI will realize the benefit of the deferred tax assets, a 100% valuation allowance has been established.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $921.8 million in notes payable at June 30, 2018, $65.3 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.65 million, and would result in an increase of $0.04 in our loss per share.

At June 30, 2018, the Company's weighted average borrowing rate was 6.87%.  Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

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

PART II. OTHER INFORMATION

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the six months ended June 30, 2018. As of June 30, 2018, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2018	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)