Form 10-K
period 2018-12-31
AMERICAN REALTY INVESTORS INC
filed 2019-04-01
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  Commission File Number 001-15663

  American Realty Investors, Inc.

(Exact name of registrant as specified in its charter)

Nevada	75-2847135
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

1603 LBJ Freeway, Suite 800 Dallas, Texas	75234
(Address of principal executive offices)	(Zip Code)

  (469) 522-4200

Registrant’s Telephone Number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the last sale at the close of business on June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $31,925,560 The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 29, 2019, there were 15,997,076 shares of common stock outstanding.

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

Southern Properties Capital Ltd. a British Virgin Island corporation (“Southern” or “SPC”), is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange(“TASE”). Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

On November 19, 2018, TCI executed an agreement between the Macquarie Group (“Macquarie”) and SPC and TCI to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets. In connection with the formation of the joint venture, SPC and TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction and received cash consideration of $236.8 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt to the Department of Housing and Urban Development (“HUD”).

VAA is equally owned and controlled by Abode JVP, LLC, a wholly-owned subsidiary of SPC and Summerset Intermediate Holdings 2 LLC (“Summerset”), a wholly-owned indirect subsidiary of Macquarie.  Pursuant to the Agreement, Abode JVP, LLC and Summerset each own voting and profit participation rights of 50% and 49%, respectively (“Class A Members”).  The remaining 2% of the profit participation interest is held by Daniel J. Moos ARL’s President and Chief Executive Officer (“Class B Member”) who also serves as the Manager of the joint venture.

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

At December 31, 2018, our income-producing properties (most of which were owned by subsidiaries of TCI) and the newly created joint venture consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;

●	Nine residential apartment communities comprising 1,489 units, excluding apartments being developed; and

●	Forty-nine residential apartment communities totaling 9,192 units owned by our 50% owned investee VAA.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2018:

	Apartments (Company owned)		Apartments (VAA owned)		Commercial (Company owned)
Location	No.	Units	No.	Units	No.	SF
Alabama	1	200	1	168	—	—
Arkansas	—	—	5	1,122	—	—
Colorado	—	—	2	260	—	—
Florida	2	153	2	388	1	6,722
Georgia	—	—	1	222	—	—
Louisiana	1	240	3	464	—	—
Mississippi	2	400	1	196	—	—
North Carolina	—	—	1	201	—	—
Nevada	—	—	1	308	—	—
Tennessee	—	—	4	708	—	—
Texas-Greater Dallas-Ft Worth	—	—	13	2,384	4	1,473,634
Texas-Greater Houston	—	—	1	176	1	95,329
Texas-Other	3	496	14	2,595	—	—
Wisconsin	—	—	—	—	1	122,205
Total	9	1,489	49	9,192	7	1,697,890

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

We join with various third-party development companies to construct residential apartment communities. At December 31, 2018, TCI and VAA each had three apartment projects in development. The third-party developer typically holds a general partner as well as a limited partner interest in a limited partnership formed for the purpose of building a single property while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2018, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date(1)	Total Projected Costs(1)
Sugar Mill III	Addis, LA	72	$787	$11,862
Parc at Denham Springs Phase II	Denham Springs, LA	144	6,532	18,768
Overlook at Allensville Phase II	Sevierville, TN	144	12,646	20,244
Total		360	$19,965	$50,874

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to continue to improve these tracts of land for our own development purposes or make the improvements necessary to ready the land for sale to other developers.

At December 31, 2018, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Location	Acquired	Acres	Cost	Intended Use
Dallas, TX	1996-2013	20.59	$1,008	Mixed use
Farmers Branch, TX	2008	153.44	25,892	Mixed use
Kaufman County, TX	2008	16.79	1,597	Multi-family residential
Kaufman County, TX(1)	2006	1,963.68	50,913	Mixed use
Various	1990-2008	191.87	9,027	Various
Total Land Holdings		2,346.37	$88,437

(1) Windmill Farms Land was acquired by a subsidiary of ARL in 2006 and 2,900 acres were subsequently sold to TCI in 2011.

Significant Real Estate Acquisitions/Dispositions and Financings

A summary of some of the significant transactions for the year ended December 31, 2018 are discussed below:

Purchases

ARL purchased through one of its subsidiaries, seven residential apartment communities. A multi-family 80 unit community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of note payable of $8.6 million, and exercising an option to purchase of $1.5 million paid in the previous year. A multi-family 99 unit residential apartment community located in Mansfield, TX for a total purchase price of $14.8 million, paid through a seller’s financing note of $2.3 million, and an issuance of a note payable of $11.0 million. A multi-family 200 unit residential apartment community located in Gulf Shores, AL for a total purchase price of $18.1 million, paid through an issuance of a note payable of $11.5 million. A multi-family 144 unit residential apartment community located in Beaumont, TX for a total purchase price of $12.3 million. A multi-family 240 unit residential apartment community located in Houma, LA for a total purchase price of $20.1 million. A multi-family 208 unit residential apartment community located in Texarkana, TX for a total purchase price of $14.7 million. A multi-family 160 unit residential apartment community located in Tupelo, MS for a total purchase price of $11.1 million.

Sales

For the year ended December 31, 2018, one of our subsidiaries sold 62 acres of land to an independent third party for a total sales price of $3.0 million and recorded a gain of $1.3 million. In the second quarter, a golf course comprising approximately 96.09 acres sold for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. During the first quarter, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. During the fourth quarter, the Company sold one income-producing property to a related party for a purchase price of $2.2 million. No gain or loss was recorded from the sale of income-producing properties.

In addition, on November 19, 2018, TCI contributed fifty-two properties to the joint venture VAA in exchange for a voting and profit participation right of 50% and 49%, respectively. In consideration for the contributed properties, the Company received $236.8 million from our joint venture partner Macquarie, and recognized a gain of approximately $154.1 million.

Mercer Crossing

In addition to the real estate sales noted above the Company recorded sales from a development project known as Mercer Crossing.

At November 2015, our real estate land holdings at Mercer Crossing consisted of land developable into residential homes and commercial projects, located in Farmers Branch, Texas. In November 2015, the Company entered into a sales contract with an unrelated party.  The contract was for all of the developable land owned by the Company. In addition, IOR and ARL also sold land in this transaction. Total consideration for the sale was $75 million. The agreement among the parties to this transaction provides for TCI to hold the subordinated note from the buyer in the amount of $50 million. At the closing, due to the inadequate down payment from the buyer and the level of seller financing involved, the transaction was accounted for under the deposit method. Under the deposit method, no revenue is recognized and the asset sold remains on the books until the criteria for full revenue recognition are met.

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

During the period August 23, 2018 through December 31, 2018 additional Mercer Crossing real estate was sold for $11.7 million resulting in a net gain on sale of real estate of $5.6 million.

As of December 31, 2018, the Company has approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions.  These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets.  Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

We continue to invest in the development of apartment projects. During the year ended December 31, 2018, we have invested $14.8 million related to the construction or predevelopment of various apartment complexes and capitalized $0.1 million of interest costs.

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

Our investments in joint ventures may decrease our ability to manage risk.

We conduct some of our operations through a joint venture in which we share control over certain economic and business interests with our joint venture partner. Our joint venture partner may have economic, business or legal interests or goals that are inconsistent with our goals and interests or may be unable to meet their obligations. Failure by us, or an entity in which we have a joint-venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and adversely affect our business, financial condition, results of operations and cash flows.

We are leveraged and may not be able to meet our debt service obligations.

We had total indebtedness, including bonds and notes payable, at December 31, 2018 of approximately $445 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

On December 31, 2018, our portfolio consisted of sixteen income-producing properties consisting of nine apartment communities totaling 1,489 units, seven commercial properties consisting of five office buildings and two retail centers. In addition, we own or control 2,346 acres of improved and unimproved land held for future development or sale. The average annual rental and other property revenue dollar per square foot is $6.53 for the Company’s residential apartment portfolio and $19.80 for the commercial portfolio. Through our joint venture VAA we have a 50 percent ownership interest to a portfolio of forty-nine income-producing properties with a total of 9,192 units, which generated an average annual rental revenue of $12.83 per square foot.

The table below shows information relating to those properties in which we own or have an ownership interest, all of which are suitable and adequate for the purpose for which each is utilized:

Residential Apartments	Location	Units	Occupancy
Chelsea	Beaumont, TX	144	95.14%
Farnham Park	Port Arthur, TX	144	94.44%
Landing Bayou	Houma, LA	240	77.08%
Legacy at Pleasant Grove	Texarkana, TX	208	91.83%
Toulon	Gautier, MS	240	99.17%
Villager	Fort Walton, FL	33	100.00%
Villas at Bon Secour	Gulf Shores, AL	200	99.00%
Vista Ridge	Tupelo, MS	160	93.75%
Westwood	Mary Ester FL	120	99.17%
9	Total Apartment Units	1,489

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Irving, TX	512,210	86.75%
770 South Post Oak	Houston, TX	95,329	86.95%
Browning Place (Park West I)	Farmers Branch, TX	625,378	98.15%
Senlac (VHP)	Farmers Branch, TX	2,812	100.00%
Stanford Center	Dallas, TX	333,234	97.79%
5	Total Office Buildings	1,568,963

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	89.45%
Fruitland Park	Fruitland Park, FL	6,722	100.00%
2	Total Retail Centers	128,927
	Total Commercial	1,697,890

Our joint venture investee VAA owns and manages the following residential properties:

Residential Apartments	Location	Units	Occupancy %
Abode Red Rock Apts	Las Vegas, NV	308	41.60%
Apalachee Point Villas Apartments	Tallahassee, FL	200	96.24%
Blue Lake Villas Apts	Waxahachie, TX	186	93.25%
Blue Lake Villas Apts Phase II	Waxahachie, TX	70	92.92%
Breakwater Bay Apts.	Beaumont, TX	176	92.72%
Bridgewood Ranch Apts	Kaufman, TX	106	95.75%
Capitol Hill Apts	Little Rock, AR	156	92.80%
Centennial Village Apts	Oak Ridge,TN	252	91.00%
Crossings at Opelika Apts	Opelika, AL	168	94.83%
Dakota Arms Apts	Lubbock, TX	208	93.23%
Desoto Ranch Apts	DeSoto, TX	248	92.21%
Eagle Crossing Apartments	Dallas, TX	150	95.46%
Falcon Lake Apts	Arlington, TX	248	94.67%
Heather Creek Apts	Mesquite, TX	200	93.76%
Lake Forest Apts	Humble, TX	240	94.29%
Lodge at Pecan Creek Apts	Denton, TX	192	89.05%
Lofts at Reynolds Apts	Asheville, NC	201	93.90%
Mansions Of Mansfield Apts	Mansfield, TX	208	97.38%
McKinney Point Apartments	McKinney, TX	198	95.24%
Metropolitan Apts	Little Rock, AR	260	92.41%
Mission Oaks Apts	San Antonio, TX	228	94.09%
Northside on Travis Apts	Sherman, TX	200	94.00%
Oak Hollow Phase I Apts	Seguin, TX	160	92.81%
Oak Hollow Phase II Apts	Seguin, TX	96	86.74%
Oceanaire Apartments	Biloxi, MS	196	93.87%
Overlook At Allensville Square Apts Phase I	Sevierville, TN	144	95.26%
Parc at Wylie Apartments	Wylie, TX	198	92.99%
Parc at Bentonville Apartments	Bentonville, AR	216	88.96%
Parc at Clarksville Apts	Clarksville, TN	168	95.21%
Parc at Denham Springs Apts Phase I	Denham Spring, LA	224	90.78%
Parc at Garland Apartments	Garland, TX	198	94.97%
Parc at Mansfield Apts	Mansfield, TX	99	96.65%
Parc at Maumelle Apts	Little Rock, AR	240	90.18%
Parc at Metro Center Apts	Nashville, TN	144	98.61%
Parc at Rogers Apts	Rogers, AR	250	94.82%
Preserve at Pecan Creek Apts	Denton, TX	192	95.13%
Preserve at Prairie Pointe Apts	Lubbock, TX	184	93.65%
Residences at Holland Lake Apts	Weatherford, TX	208	95.08%
Sawgrass Creek Apartments Phase I	New Port Richey, FL	188	30.57%
Sonoma Court Apts	Rockwall, TX	124	93.35%
Sugar Mill Apts, Phase I	Baton Rouge, LA	160	89.25%
Sugar Mill Apts, Phase II	Addis, LA	80	87.95%
Tattersall Village Apartments	Hinesville, GA	222	90.03%
Tradewinds Apts	Midland, TX	214	97.31%
Villas of Park West Apts Phase I	Pueblo, CO	148	91.84%
Villas of Park West Apts Phase II	Pueblo, CO	112	94.53%
Vistas Of Vance Jackson Apts	San Antonio, TX	240	92.35%
Waterford at Summer Park Apts	Rosenberg, TX	196	96.50%
Windsong Apts	Fort Worth, TX	188	96.15%
49	Total Apartment Units	9,192

Commercial Lease Expirations

The table below shows the lease expirations of the commercial properties over a nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)		Percentage of Total Square Feet	Percentage of Gross Rentals

2019	250,228	$4,392,415		$17.55	14.7%	14.3%
2020	132,376	2,786,951		21.05	7.8%	9.1%
2021	135,017	2,800,861		20.74	8.0%	9.1%
2022	237,489	5,184,674		21.83	14.0%	16.9%
2023	339,701	5,717,047		16.83	20.0%	18.6%
2024	237,549	4,979,956		20.96	14.0%	16.2%
2025	113,829	2,604,020		22.88	6.7%	8.5%
2026	23,432	609,232		26.00	1.4%	2.0%
Thereafter	56,926	1,627,426		28.59	3.4%	5.3%
Total	1,526,547	$30,702,582	$		90%	100%

(1)	Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2018, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

The table below shows information related to the land parcels we own as of December 31, 2018:

Land	Location	Acres
2427 Valley View Ln	Farmers Branch, TX	0.31
Bonneau Land	Farmers Branch, TX	8.39
Cooks Lane	Fort Worth, TX	23.24
Dedeaux	Gulfport, MS	10.00
Dominion Mercer	Farmers Branch, TX	5.29
Gautier	Gautier, MS	3.46
Lacy Longhorn	Farmers Branch, TX	5.08
Lake Shore Villas	Humble, TX	19.51
Lubbock	Lubbock, TX	2.86
McKinney 36	Collin County, TX	19.17
Minivest	Dallas, TX	0.23
Mira Lago	Farmers Branch, TX	10.96
Nashville	Nashville, TN	6.25
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	12.00
Texas Plaza	Irving, TX	10.33
Travis Ranch	Kaufman County, TX	8.66
Travis Ranch Retail	Kaufman County, TX	8.13
Union Pacific Railroad	Dallas, TX	0.04
Valley View 34	Farmers Branch, TX	2.19
Whorton Land	Bentonville, AR	64.44
Willowick	Pensacola, FL	39.78
Windmill Farms	Kaufman County, TX	1,855.63
	Total Land/Development	2,117.10

Land Subject to Sales Contract	Location	Acres
Dominion Tract	Farmers Branch, TX	10.59
Windmill Farms	Kaufman County, TX	108.00
Mercer Crossing	Farmers Branch, TX	110.68
Total Land Subject to Sales Contract		229.27
	Total Land	2,346.37

ITEM 3.	LEGAL PROCEEDINGS

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. While only in the early stages of defending the case, it is not clear that Plaintiff owns any shares of Common Stock of IOR or would be a proper representative of IOR or a class of minority stockholders.

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

ARL’s common stock is listed and traded on the NYSE American under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2018		2017
	High	Low	High	Low
First Quarter	$21.57	$11.70	$9.85	$5.17
Second Quarter	$20.63	$12.26	$9.99	$7.00
Third Quarter	$19.00	$14.50	$8.95	$8.00
Fourth Quarter	$17.48	$12.04	$14.50	$8.67

On March 28, 2019, the closing market price of ARL’s common stock on the NYSE American $12.20 per share, and was held by approximately 2,900 stockholders of record.

ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2018, 2017 or 2016. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

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

On December 31, 2018, a stock transfer agreement was entered into between Realty Advisors, Inc. (“RAI”) and TCI whereby TCI purchased from RAI 900,000 shares of Series A Preferred Stock for a total purchase price of approximately $9 million.  Also, as part of the agreement, TCI acquired accrued unpaid dividends on the 900,000 shares of Series A Preferred Stock of approximately $9.9 million.  At December 31, 2018, 1.8 million shares of Series A Convertible Preferred Stock have been eliminated in consolidation.  Unpaid accrued dividends in the amount of $9.9 million have also been eliminated in consolidation.  After these eliminations, there are 614 shares outstanding of Series A Preferred Stock at December 31, 2018.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares repurchased during the years ended December 31, 2018 and 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data derived from our audited financial statements for each of the five years in the period ended December 31, 2018. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Part II, Item 7 of this Annual Report and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$120,956	$126,221	$119,663	$104,188	$79,412
Total operating expenses	107,071	108,793	105,029	97,880	82,611
Operating income (loss)	13,885	17,428	14,634	6,308	(3,199)
Other expenses	(1,513)	(47,706)	(36,325)	(31,622)	(15,511)
Income (loss) before gain on disposition of 50% interest in VAA, gain on land sales, non-controlling interest, and taxes	12,372	(30,278)	(21,691)	(25,314)	(18,710)
Gain on disposition of 50% interest in VAA	154,126	—	—	—	—
Gain on income producing properties	—	16,698	16,207	—	—
Gain on land sales	17,404	4,884	3,121	21,648	561
Income tax (expense) benefit	(1,210)	(180)	(46)	(517)	20,413
Net income (loss) from continuing operations	182,692	(8,876)	(2,409)	(4,183)	2,264
Net income (loss) from discontinuing operations	—	—	(1)	896	37,909
Net income (loss)	182,692	(8,876)	(2,410)	(3,287)	40,173
Net (income) loss attributable to non-controlling interest	(8,993)	445	(322)	1,327	(9,288)
Net income (loss) attributable to American Realty Investors, Inc.	173,699	(8,431)	(2,732)	(1,960)	30,885
Preferred dividend requirement	(901)	(1,105)	(1,101)	(1,216)	(2,043)
Net income (loss) applicable to common shares	$172,798	$(9,536)	$(3,833)	$(3,176)	$28,842

PER SHARE DATA
Earnings per share - basic
Income (loss) from continuing operations	$10.81	$(0.61)	$(0.25)	$(0.27)	$(0.71)
Income (loss) from discontinued operations	—	—	—	0.06	2.99
Net income (loss) applicable to common shares	$10.81	$(0.61)	$(0.25)	$(0.21)	$2.28
Weighted average common shares used in computing earnings per share	15,982,528	15,514,360	15,514,360	15,111,107	12,683,956

Earnings per share - diluted
Income (loss) from continuing operations	$10.81	$(0.61)	$(0.25)	$(0.27)	$(0.71)
Income from discontinued operations	—	—	—	0.06	2.99
Net income (loss) applicable to common shares	$10.81	$(0.61)	$(0.25)	$(0.21)	$2.28
Weighted average common shares used in computing diluted earnings per share	15,982,528	15,514,360	15,514,360	15,111,107	12,683,956

BALANCE SHEET DATA
Real estate, net	$381,043	$988,117	$901,006	$853,507	$699,763
Notes and interest receivable, net	126,058	112,095	126,564	120,243	134,366
Investment in VAA	68,399	—	—	—	—
Total assets	826,149	1,296,720	1,174,909	1,117,368	965,498
Notes and interest payable	286,968	901,083	851,095	804,760	659,059
Bonds and interest payable	158,574	113,049	—	—	—
Shareholders’ equity	321,127	165,883	176,131	176,889	179,588
Book value per share	20.09	10.69	11.35	11.71	14.16

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes residential apartment communities, and office buildings. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project. We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate and during 2018 we acquired $103.1 million and sold $57.9 million of land and income-producing properties. As of December 31, 2018, we owned 1,489 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own 2,346 acres of land held for development. The Company currently owns income-producing properties and land in six states.

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

The Company, in accordance with the VIE guidance in ASC 810 “Consolidations,” consolidated nine multifamily residential properties at December 31, 2018 and fifty-one at December 31, 2017, located throughout the United States ranging from 153 units to 496 units. Assets totaling approximately $459 million and approximately $1.2 billion at December 31, 2018 and 2017, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

A variety of costs are incurred in the acquisition, development and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction.

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. Fair value is determined by a recent appraisal, comparable based upon prices for similar assets, executed sales contract, a present value and/or a valuation technique based upon a multiple of earnings or revenue. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their fair value.  We did not record any impairment charges for the years ended December 31, 2018 and 2017.

Real Estate Assets Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2018 or 2017.

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

Allowance for Estimated Losses

We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 5 “Notes and Interest Receivable” for details on our notes receivable.

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

The following discussion is based on our Consolidated Statements of Operations for the year ended December 31, 2018, 2017 and 2016 as included in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data.” Continued operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

At December 38, 2018, 2017 and 2016, we owned or had interests in a portfolio of nine, fifty-nine and fifty-nine income-producing properties, respectively. The total property portfolio represents all income-producing properties held as of December 31 for the year presented. The table below shows the number of income-producing properties held by year.

	2018	2017	2016
Continued operations	9	59	59
Total property portfolio	9	59	59

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017:

For the year ended December 31, 2018, we reported net income applicable to common shares of $172.8 million or $10.81 diluted earnings per share compared to a net loss applicable to common shares of $9.5 million or ($0.61) diluted earnings per share for the year ended December 31, 2017. The current year net income applicable to common shares of $172.8 million includes a gain of approximately $154.1 million from the disposition of 50% interest in VAA. Current year net income also includes gain on sales of land of $17.4 million and no gain on sales of income-producing properties, compared to the prior year net loss which included gain on sales of income producing properties of $16.7 million and gain on land sales of $4.9 million.

Revenues

Rental and other property revenues were $121.0 million for the year ended December 31, 2018. This represents a decrease of $5.2 million compared to the prior year revenues of $126.2 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

Expenses

Property operating expenses were $59.6 million for the year ended December 31, 2018. This represents a decrease of $4.5 million, compared to prior year operating expenses of $64.1 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

Depreciation and amortization expenses were $22.7 million for the year ended December 31, 2018. This represents a decrease of $3.0 million compared to prior year depreciation of $25.7 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

General and administrative expenses were $12.7 million for the year ended December 31, 2018. This represents an increase of $5.0 million compared to the prior year expenses of $7.7 million. The increase in general and administrative expenses was due primarily to an increase in fees paid to our Advisors of approximately $1.5 million, general fees of approximately $1.5 million associated with finalizing the formation of the joint venture, legal and regulatory fees of $0.8 million and general and professional fees of approximately $1.0 million.

Net income fee was $0.6 million for the year ended December 31, 2018. This represents an increase of $0.3 million compared to the prior year net income fee of $0.3 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $11.5 million for the year ended December 31, 2018. This represents an increase of $0.4 million compared to the prior year advisory fees of $11.1 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $21.6 million for the year ending December 31, 2018 compared to $18.9 million for the year ended December 31, 2017, an increase of $2.7 million. This increase was primarily due to an increase of $3.6 million in interest on receivable owed from our Advisors, offset by a decrease of $0.9 in interest on notes receivable from other related parties.

Mortgage and loan interest expense was $66.1 million for the year ended December 31, 2018. This represents an increase of $0.1 million compared to the prior year expense of $66.2 million. The decrease is primarily due to the contribution of fifty-two properties to the joint venture VAA on November 19, 2018.

No gain on sales of income producing properties was recognized during the year ended December 31, 2018. Gain on sale of income-producing properties was $16.7 million for the year ended December 31, 2017.

Gain on land sales was $17.4 million and $4.9 million for the years ended December 31, 2018 and 2017, respectively. The increase of approximately $12.5 million was primarily due to sales of land at Mercer Crossing recognized in 2018.

Other income was $28.9 million and $4.1 million for the years ended December 31, 2018 and 2017, respectively. The increase of $24.8 million was primarily due to a $17.6 million gain recognized in September 2018 for deferred income associated with the sale of assets, as well as insurance proceeds of approximately $7.6 million received subsequent to the sale of Mahogany Run Golf Course.

Gain on disposition of 50% interest in VAA was $154.1 million for the year ended December 31, 2018 as a result of the contribution of fifty-two properties to the joint venture VAA (Refer to Note 2 “Investment in VAA”).

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

Other income (expense)

Interest income was $18.9 million for the year ending December 31, 2017. This represents a decrease of $1.6 million compared to the prior year interest income of $20.5 million dollars. This decrease was primarily due to a decrease of $2.3 in interest on notes receivable, partially offset by a $1.3 million increase in interest on receivable owed from Advisor.

Other income was $4.1 million for the year ending December 31, 2017. This represents an increase of $2.0 million compared to prior year other income of $2.1 million. The increase is primarily due to a property with a negotiated settlement of a debt with the lender during 2015.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2018, along with cash that will be generated in 2019 from notes and interest receivables, will be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	2018	2017	Variance
Net cash (used in) operating activities	$(172,332)	$(30,126)	$(144,006)
Net cash provided by (used in) investing activities	147,625	(90,028)	237,653
Net cash provided by financing activities	42,784	152,771	(109,987)

The primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees and land holding costs. Our primary source of cash from operating activities is from rental income on properties.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the year ended December 31, 2018, we advanced $16.8 million toward various notes receivable, purchased income-producing properties for $10.6 million, and invested approximately $85.1 million for the development of new properties and improvement of income producing properties. In addition, we received $236.8 million from the formation of the joint venture with Macquarie. For the year ended December 31, 2017, we advanced $15.7 million toward various notes receivable, purchased income-producing properties for $37.0 million, and invested approximately $76.1 million for the development of new properties and improvement of income producing properties, offset by proceeds from notes receivables of $30.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. For the year ended December 31, 2018, the increase in cash flow from financing activities was due primarily to proceeds from borrowings of $123.3 million, and proceeds received from the sale of nonconvertible Series B Bonds by Southern of $59.2 million, offset by payments to our notes payable of $124.6 million and the purchase by TCI of series A preferred stock for $9.0 million. For the year ended December 31, 2017, the increase in cash flow from financing activities was due primarily to proceeds from borrowings of $135.1 million, and proceeds from the issuance of Series A bonds for $115.3 million, offset by payments to notes payable of $86.1 million and bond issuance and financing costs payments of approximately $10.5 million.

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

Contractual Obligations

The following table represents our contractual obligations at December 31, 2018 (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Notes and interest payable(1)	$416,708	$60,767	$19,925	$53,010	$44,553	$38,451	$200,002
Bonds and interest payable(1)	197,238	32,593	31,062	40,554	38,238	32,231	22,560
Total	$613,946	$93,360	$50,987	$93,564	$82,791	$70,682	$222,562

(1)	The notes and bonds contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the notes and bonds to become due immediately.

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

As of December 31, 2018, our outstanding notes payable consisted of approximately $295.5 million, out of which $253.6 million is fixed-rate debt and $41.9 million is variable-rate debt with interest rates ranging from 2.5% to 9.75%. Our overall weighted average interest rate at December 31, 2018 and 2017 was 7.29% and 4.91%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2019 than they did during 2018, ARL’s interest expense would increase and net income would decrease by approximately $0.4 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains exposures that existed at December 31, 2018. Anticipation of exposures of risk on positions that could possibly arise was not considered. ARL’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars are in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Note Receivable
Fixed interest rate - fair value							$122,571
Instrument’s maturities	$18,203	$38,030	$174	$—	$—	$66,164	$122,571
Interest	11,192	6,323	3,950	4,383	4,383	39,445	$69,676
Average Rate	9%	8%	9%	8%	8%	8%

Notes Payable:
Variable Rate - fair value							$41,892
Instrument’s maturities	$617	$645	$687	$39,943	$—	$—	$41,892
Interest	2,232	2,191	1,078	—	—	—	$5,501
Average interest rate (1)	5.34%	5.34%	5.34%	5.34%	—	—

Fixed interest rate - fair value							$253,642
Instrument’s maturities	$46,522	$8,178	$42,515	$3,362	$37,259	$115,806	$253,642
Interest	11,108	8,912	8,730	1,248	1,191	84,195	$115,384
Average interest rate	7.29%	7.18%	5.86%	5.27%	5.22%	3.80%

(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2018.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and

Stockholders of American Realty Investors, Inc.

Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis of Opinion

These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Liquidity

As described in the Note 16, American Realty Investors, Inc.’s management intends to sell land and income-producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

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

FARMER, FUQUA & HUFF, PC

Richardson, Texas

March 31, 2019

We have served as the Company’s auditor since 2004.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$455,993	$1,117,429
Real estate subject to sales contracts at cost	3,149	48,234
Less accumulated depreciation	(78,099)	(177,546)
Total real estate	381,043	988,117

Notes and interest receivable (including $105,803 in 2018 and $99,410 in 2017 from related parties)	140,327	127,865
Less allowance for estimated losses (including $14,269 in 2018 and 2017 from related parties)	(14,269)	(15,770)
Total notes and interest receivable	126,058	112,095

Cash and cash equivalents	36,428	33,778
Restricted cash	70,187	54,760
Investment in VAA	68,399	—
Investment in other unconsolidated investees	7,602	6,396
Receivable from related party	70,377	38,311
Other assets	66,055	63,263
Total assets	$826,149	$1,296,720

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$286,968	$898,750
Notes related to real estate held for sale	—	376
Notes related to real estate subject to sales contracts	—	1,957
Bond and interest payable	158,574	113,049
Deferred revenue (including $37,416 in 2018 and $56,887 in 2017 to related parties)	33,904	77,332
Accounts payable and other liabilities (including $107 in 2018 and $11,893 in 2017 to related parties)	25,576	39,373
Total liabilities	505,022	1,130,837

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued and outstanding 614 and 2,000,614 shares in 2018 and 2017 (liquidation preference $10 per share), including 1,800,000 shares held by ARL and TCI in 2018 and 900,000 shares held by ARL in 2017.	5	2,205
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2018 and 15,930,145 shares issued and 15,514,360 outstanding as of 2017, including 140,000 shares held by TCI (consolidated) in 2018 and 2017.	164	159
Treasury stock at cost; 415,785 shares in 2018 and 2017, and 140,000 shares held by TCI (consolidated) as of 2018 and 2017.	(6,395)	(6,395)
Paid-in capital	84,885	110,138
Retained earnings	179,666	5,967
Total American Realty Investors, Inc. shareholders’ equity	258,325	112,074
Non-controlling interest	62,802	53,809
Total shareholders’ equity	321,127	165,883
Total liabilities and shareholders’ equity	$826,149	$1,296,720

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $144, $839 and $708 for the year ended 2018, 2017 and 2016, respectively, from related parties)	$120,956	$126,221	$119,663

Expenses:
Property operating expenses (including $254, $959 and $900 for the year ended 2018, 2017 and 2016, respectively, from related parties)	59,587	64,091	62,950
Depreciation and amortization	22,670	25,679	23,785
General and administrative (including $1,267, $3,225 and $4,053 for the year ended 2018, 2017 and 2016, respectively, from related parties)	12,708	7,691	7,119
Net income fee to related party	631	250	257
Advisory fee to related party	11,475	11,082	10,918
Total operating expenses	107,071	108,793	105,029
Net operating income	13,885	17,428	14,634

Other income (expenses):
Interest income (including $5,406, $16,298 and $18,864 for the year ended 2018, 2017 and 2016, respectively, from related parties)	21,645	18,941	20,453
Other income	28,993	4,082	2,091
Mortgage and loan interest (including $2,240, $6,695 and $5,300 for the year ended 2018, 2017 and 2016, respectively, from related parties)	(66,063)	(66,171)	(59,362)
Loss on the sale of investments	—	(331)	—
Foreign currency transaction gain (loss)	12,399	(4,536)	—
Equity earnings from VAA	44	—	—
Earnings from unconsolidated subsidiaries and investees	1,469	309	493
Total other (expenses)	(1,513)	(47,706)	(36,325)
Income (loss) before gain on disposition of 50% interest in VAA, gain on land sales, non-controlling interest, and taxes	12,372	(30,278)	(21,691)
Gain on disposition of 50% interest in VAA	154,126	—	—
Gain on sale of income-producing properties	—	16,698	16,207
Gain on land sales	17,404	4,884	3,121
Net income (loss) from continuing operations before taxes	183,902	(8,696)	(2,363)
Income tax expense	(1,210)	(180)	(46)
Net income (loss) from continuing operations	182,692	(8,876)	(2,409)
Discontinued operations:
Net loss from discontinued operations	—	—	(2)
Gain on sale of real estate from discontinued operations	—	—	—
Income tax expense from discontinued operations	—	—	1
Net income from discontinued operations	—	—	(1)
Net income (loss)	182,692	(8,876)	(2,410)
Net (income) loss attributable to non-controlling interest	(8,993)	445	(322)
Net income (loss) attributable to American Realty Investors, Inc.	173,699	(8,431)	(2,732)
Preferred dividend requirement	(901)	(1,105)	(1,101)
Net income (loss) applicable to common shares	$172,798	$(9,536)	$(3,833)
Earnings per share - basic
Net income (loss) from continuing operations	$10.81	$(0.61)	$(0.25)

Earnings per share - diluted
Net income (loss) from continuing operations	$10.81	$(0.61)	$(0.25)

Weighted average common shares used in computing earnings per share	15,982,528	15,514,360	15,514,360
Weighted average common shares used in computing diluted earnings per share	15,982,528	15,514,360	15,514,360

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$173,699	$(8,431)	$(2,731)
Net loss from discontinued operations	—	—	(1)
Net income (loss) applicable to American Realty Investors, Inc.	$173,699	$(8,431)	$(2,732)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2018

(dollars in thousands)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2015	$176,889	$(56,327)	$2,205	15,930,145	$156	$(6,395)	$109,861	$17,130	$53,932
Net loss	(2,410)	(2,410)	—	—	—	—	—	(2,732)	322
Assumption of non-controlling interests	(268)	—	—	—	—	—	(268)	—	—
Sale of non-controlling interests	3,021	—	—	—	3	—	3,018	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,101)	—	—	—	—	—	(1,101)	—	—
Balance, December 31, 2016	$176,131	$(58,737)	$2,205	15,930,145	$159	$(6,395)	$111,510	$14,398	$54,254
Net loss	(8,876)	(8,876)	—	—	—	—	—	(8,431)	(445)
Assumption of non-controlling interests	(267)	—	—	—	—	—	(267)	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,105)	—	—	—	—	—	(1,105)	—	—
Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809
Net income	182,692	173,699	—	—	—	—	—	173,699	8,993
Conversion of Series A preferred stock into common stock	(395)	—	(400)	482,716	5	—	—	—	—
Redemption of Series D preferred stock	(10,000)	—	—	—	—	—	(10,000)	—	—
Series D preferred dividend	(7,152)	—	—	—	—	—	(7,152)	—	—
Acquisition of Series A preferred stock by consolidated subsidiary	(9,000)	—	(1,800)	—	—	—	(7,200)	—	—
Series A preferred stock cash dividend ($1.00 per share)	(901)	—	—	—	—	—	(901)	—	—
Balance, December 31, 2018	$321,127	$106,086	$5	16,412,861	$164	$(6,395)	$84,885	$179,666	$62,802

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$182,692	$(8,876)	$(2,410)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
Gain on disposition of 50% interest in VAA	(154,126)	—	—
Gain on sale of land	(17,404)	(4,884)	(3,121)
Gain on sale of income-producing properties	—	(16,698)	(16,207)
Depreciation and amortization	22,670	25,679	23,785
Provision on impairment of notes receivable and real estate assets	—	558	—
Amortization of deferred borrowing costs	4,994	3,591	4,357
Amortization of bond issuance costs	2,994	971	—
Equity earnings from VAA	(44)	—	—
(Earnings) losses from unconsolidated subsidiaries and investees	(1,469)	(309)	493
(Increase) decrease in assets:
Accrued interest receivable	(33,279)	(581)	(1,151)
Other assets	(86,796)	11,751	(2,343)
Prepaid expense	19,125	(15,192)	(9,222)
Rent receivables	(3,213)	(425)	2,844
Related party receivables	(11,894)	(12,871)	(706)
Increase (decrease) in liabilities:
Accrued interest payable	(2,316)	4,599	3,475
Other liabilities	(94,266)	(17,439)	10,340
Net cash (used in) provided by operating activities	(172,332)	(30,126)	10,134

Cash Flow From Investing Activities:
Proceeds from disposition of 50% interest in VAA	236,752	—	—
Proceeds from notes receivables	6,541	30,233	6,532
Origination of notes receivables	(16,801)	(15,741)	(11,703)
Acquisition of land held for development	—	—	(12,508)
Acquisition of income producing properties	(10,558)	(37,044)	(79,736)
Proceeds from sale of income producing properties	4,889	4,623	21,850
Proceeds from sale of land	11,857	6,301	29,128
Investment in unconsolidated real estate entities	—	(267)	2,278
Improvement of land held for development	—	(1,986)	(3,023)
Improvement of income producing properties	(3,688)	—	(5,998)
Sale of controlling interest	—	—	3,021
Construction and development of new properties	(81,367)	(76,147)	(10,941)
Net cash provided by (used in) investing activities	147,625	(90,028)	(61,100)

Cash Flow From Financing Activities:
Proceeds from bonds	59,213	115,337	—
Bond issuance costs	(5,257)	(6,887)	—
Proceeds from notes payable	123,345	135,116	242,215
Recurring payment of principal on notes payable	(107,866)	(86,091)	(22,851)
Acquisition of Series A preferred stock by consolidated subsidiary	(9,000)	—	—
Payments on maturing notes payable	(16,750)	—	(173,160)
Deferred financing costs	—	(3,599)	841
Preferred stock dividends - Series A	(901)	(1,105)	(1,101)
Net cash provided by financing activities	42,784	152,771	45,944

Net increase in cash and cash equivalents	18,077	32,617	(5,022)
Cash and cash equivalents, beginning of period	88,538	55,921	60,943
Cash and cash equivalents, end of period	$106,615	$88,538	$55,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,981	$39,732	$50,945

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$1,735	$—	$—
Seller financing note - acquisition of income-producing properties	$1,895	$—	$—
Notes payable issued on acquisition of income-producing properties	$31,175	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Years Ended December 31,

	2018	2017	2016
	(dollars in thousands)
Net income (loss)	$182,692	$(8,876)	$(2,410)
Total comprehensive income (loss)	182,692	(8,876)	(2,410)
Comprehensive (income) loss attributable to non-controlling interest	(8,993)	445	(322)
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$173,699	$(8,431)	$(2,732)

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

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated statements of operations, consolidated balance sheets and the consolidated statements of cash flows.

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

Southern Properties Capital Ltd. a British Virgin Island corporation (“Southern” or “SPC”), is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange (“TASE”) . Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

On November 19, 2018, we executed an agreement between the Macquarie Group (“Macquarie”) and Southern and TCI to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets. In connection with the formation of the joint venture, Southern and TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction and received cash consideration of $236.8 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt to the Department of Housing and Urban Development (“HUD”).

VAA is equally owned and controlled by Abode JVP, LLC, a wholly-owned subsidiary of SPC and Summerset Intermediate Holdings 2 LLC (“Summerset”), a wholly-owned indirect subsidiary of Macquarie.  Pursuant to the Agreement, Abode JVP, LLC and Summerset each own voting and profit participation rights of 50% and 49%, respectively (“Class A Members”).  The remaining 2% of the profits interest is held by Daniel J. Moos, who serves as the President and Chief Executive officer of the Company (“Class B Member”) and Manager of the joint venture.

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2018, we owned through our wholly owned subsidiaries nine residential apartment communities comprising of 1,489 units, seven commercial properties comprising an aggregate of approximately 1.7 million rentable square feet, and an investment in 2,346 acres of undeveloped and partially developed land. In addition, our joint venture VAA owns forty-nine residential apartment communities comprised of 9,192 units.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates nine and fifty-one multifamily residential properties located throughout the United States at December 31, 2018 and 2017, respectively, with total units of 1,489 and 8,427, respectively.  Assets totaling approximately $459 million and approximately $1.2 billion at December 31, 2018 and 2017, respectively, were consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real estate held for sale.  We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2018 or 2017.

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

Allowance for estimated losses.  We assess the collectability of notes receivable on a periodic basis, of which the assessment consists primarily of an evaluation of cash flow projections of the borrower to determine whether estimated cash flows are sufficient to repay principal and interest in accordance with the contractual terms of the note. We recognize impairments on notes receivable when it is probable that principal and interest will not be received in accordance with the contractual terms of the loan. The amount of the impairment to be recognized generally is based on the fair value of the partnership’s real estate that represents the primary source of loan repayment. See Note 5 “Notes and Interest Receivable” for details on our notes receivable.

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

Concentration of credit risk. The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2018 and 2017, the Company maintained balances in excess of the insured amount.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 may have on its consolidated financial statements.

NOTE 2.	INVESTMENT IN VAA

On November 19, 2018, TCI executed an agreement with Macquarie Group (“Macquarie”) to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets. In connection with the formation of the joint venture, TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction. TCI received cash consideration of $236.8 million and recognized a gain of approximately $154.1 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt to the Department of Housing and Urban Development (“HUD”).

VAA is equally owned and controlled by Abode JVP, LLC, a wholly-owned subsidiary of Southern and Summerset Intermediate Holdings 2 LLC (“Summerset”), a wholly-owned indirect subsidiary of Macquarie.  Pursuant to the Agreement, Abode JVP, LLC and Summerset each own voting and profit participation rights of 50% and 49%, respectively (“Class A Members”).  The remaining 2% of the profit participation interest is held by Daniel J. Moos ARL’s President and Chief Executive Officer (“Class B Member”) who serves also as the Manager of the joint venture. In addition, upon the closing of the agreement the Class B Member received a one-time consideration payment of $1.9 million.

The Company accounts for its investment in VAA under the equity method of accounting. Under the equity method of accounting, our net equity in the investment is reflected within the Consolidated Balance Sheets in the caption ‘Investment in VAA’, and our share of the net income or loss from the joint venture is included within the Consolidated Statements of Operations in the caption ‘Earnings from VAA’. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds and other agreed upon adjustments.

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

VAA	December 31, 2018
Balance Sheet
Net real estate assets	$1,257,557
Other assets	67,020
Debt, net	(791,225)
Other liabilities	(280,288)
Total equity	(253,064)

For the period November 19 to December 31, 2018
Results of Operations
Total revenue	$12,887
Total property, operating, and maintenance expenses	(4,507)
Total other expense	(18,102)
Net loss	$(9,722)

Below is a reconciliation of our allocation of income or loss from VAA (dollars in thousands):

For the period November 19 to December 31, 2018
VAA net loss	$(9,722)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	2,815
In-place lease intangible amortization expense	3,983
Depreciation basis differences	3,012
Adjusted net income	$88
Percentage ownership in VAA	50%
Earnings from VAA	$44

The following table shows the location of the income-producing properties held for investment by VAA as of December 31, 2018:

	Apartments
Location	No.	Units
Alabama	1	168
Arkansas	6	1,320
Colorado	2	260
Florida	2	388
Georgia	1	222
Louisiana	3	464
Mississippi	1	196
Nevada	1	308
North Carolina	1	201
Tennessee	4	708
Texas-Greater Dallas-Ft Worth	13	2,323
Texas-Greater Houston	1	176
Texas-Other	13	2,458
Total	49	9,192

At December 31, 2018, VAA apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Terra Lago apartments	Rowlett, TX	451	$66,395	$—
Lakeside lofts apartments	Farmers Branch, TX	494	50,357	80,622
Sawgrass Creek apartments Phase II	Tampa, FL	143	25,113	26,799
Total		1,088	$141,865	$107,421

(1)	Costs include construction hard costs, construction soft costs and loan borrowing costs.

NOTE 3.	REAL ESTATE

A summary of our real estate owned as of the end of the year is listed below (dollars in thousands):

	2018	2017
Apartments	$126,274	$733,620
Apartments under construction	21,916	105,452
Commercial properties	224,162	200,797
Land held for development	83,641	77,560
Real estate subject to sales contract	3,149	48,234
Total real estate, at cost, less impairment	459,142	1,165,663
Less accumulated deprecation	(78,099)	(177,546)
Total real estate, net of depreciation	$381,043	$988,117

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

The fair value measurements used in these evaluations are considered to be Level 2 and 3 valuations within the fair value hierarchy in the accounting rules, as there are significant observable (Level 2) and unobservable inputs (Level 3). Examples of Level 2 inputs the Company utilizes in its fair value calculations are appraisals and bona fide purchase offers from third parties. Examples of Level 3 inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. There was no provision for impairment during the years ended December 31, 2018, 2017 and 2016.

The highlights of our significant real estate transactions for the year ended December 31, 2018, are discussed below.

Purchases

During the year ended December 31, 2018, the Company purchased through one of its subsidiaries, eight residential apartment communities. A multi-family 80 unit community located in Baton Rouge, LA for a total purchase price of $12 million, paid through a seller’s financing note of $1.9 million, issuance of note payable of $8.6 million, and exercising an option to purchase of $1.5 million paid in the previous year. A multi-family 99 unit residential apartment community located in Mansfield, TX for a total purchase price of $14.8 million, paid through a seller’s financing note of $2.3 million, and an issuance of a note payable of $11.0 million. A multi-family 200 unit residential apartment community located in Gulf Shores, AL for a total purchase price of $18.1 million, paid through an issuance of a note payable of $11.5 million. A multi-family 144 unit residential apartment community located in Beaumont, TX for a total purchase price of $12.3 million. A multi-family 240 unit residential apartment community located in Houma, LA for a total purchase price of $20.1 million. A multi-family 208 unit residential apartment community located in Texarkana, TX for a total purchase price of $14.7 million. A multi-family 160 unit residential apartment community located in Tupelo, MS for a total purchase price of $11.1 million.

Sales

For the year ended December 31, 2018, TCI sold 62 acres of land to an independent third party for a total sales price of $3.0 million and recorded a gain of $1.3 million from the land sale. In the second quarter, a golf course comprising approximately 96.09 acres sold for an aggregate sales price of $2.3 million, out of which, $0.6 million was received in cash and $1.7 million in note receivables. During the first quarter, the Company sold six income-producing properties to a related party for an aggregate purchase price of $8.5 million, out of which, $2.1 million was received in cash and $6.4 million in note receivables. During the fourth quarter, the Company sold one income-producing properties to a related party for a purchase price of $2.2 million No gain or loss was recorded from the sale of income-producing properties.

In addition, on November 19, 2018 TCI through one of its subsidiaries formed VAA a joint venture with Macquarie. In connection with the formation of the joint venture, TCI contributed fifty-two properties and received a cash consideration of $236.8 million from Macquarie for a voting and profit participation right of 50% and 49%, respectively (“Class A Members”). The remaining 2% of the profit participation interest is held by Daniel J. Moos ARL’s President and Chief Executive Officer (“Class B Member”) who also serves as the Manager of the joint venture.  The Company recognized a gain of approximately $154.1 million from the sale of the contributed properties to the joint venture.

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

During the period August 23, 2018 through December 31, 2018 additional Mercer Crossing real estate was sold for $11.7 million resulting in a net gain on sale of real estate of $5.6 million.

As of December 31, 2018, the Company has approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions.  These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets.  Due to the related party nature of the transactions, TCI has deferred the recording of the sales in accordance with ASC 360-20.

NOTE 4.	SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2018 and 2017, the Company paid interest expense of approximately $57.9 million and $39.7 million, respectively.

Cash and cash equivalents, and restricted cash for fiscal year ended 2018 and 2017 was $106.6 million and $88.5 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$36,428	$33,778
Restricted cash (cash held in escrow)	37,928	44,687
Restricted cash (certificate of deposits)	9,687	5,651
Restricted cash (held with Trustee)	22,572	4,422
	$106,615	$88,538

Amounts included in restricted cash represent funds required to meet contractual obligations with certain financial institutions for the payment of reserve replacement deposits and tax and insurance escrow. In addition, restricted cash includes funds to the Bond’s Trustee for payment of principal and interests.

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines	09/19	5.00%	2,223	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,083	Secured
Bellwether Ridge	05/20	5.00%	3,429	Secured
Parc at Windmill Farms	05/20	5.00%	6,066	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,732	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/19	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,074	Unsecured
Unified Housing Foundation, Inc. (1)	12/32	12.00%	1,349	Unsecured
Realty Advisors Management, Inc. (1)	12/24	2.28%	20,390	Unsecured
One Realco Corporation (1,2)	01/20	3.00%	7,000	Unsecured
Other related party notes	Various	Various	2,890	Various secured interests
Other non-related party notes	Various	Various	1,031	Various secured interests
Other non-related party notes	Various	Various	2,670	Various unsecured interests
Accrued interest			11,165
Total Performing			$140,327
Allowance for estimated losses			(14,269)
Total			$126,058

(1)	Related party notes

(2)	An allowance was taken for estimated losses at full value of note.

As of December 31, 2018, the obligors on approximately $97.5 million or 75.5% of the mortgage notes receivable portfolio were due from related parties. The Company recognized $10.3 million of interest income from these related party notes receivables.

As of December 31, 2018 none of the mortgage notes receivable portfolio were non-performing.

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

The summary data presented below includes our investments accounted for under the equity method, except for our investment in VAA which is discussed in detail in Note 2 ‘Investment in VAA’.

	Percentage ownership as of December 31,
	2018	2017	2016
Gruppa Florentina, LLC(1)	20.00%	20.00%	20.00%

(1)	Other investees.

The market values, other than unconsolidated subsidiaries, as of the years ended December 31, 2018, 2017 and 2016 were not determinable as there were no readily traded markets for these entities. The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	For the Twelve Months Ended December 31,
	2018	2017	2016
Other Investees
Real estate, net of accumulated depreciation	$13,810	$12,587	$13,641
Notes receivable	11,238	2,724	9,561
Other assets	32,566	32,176	31,135
Notes payable	(11,287)	(17,845)	(9,834)
Other liabilities	(7,320)	(5,991)	(8,284)
Shareholders’ equity/partners capital	(39,007)	(23,651)	(36,219)

Revenue	$53,834	$38,747	$54,264
Depreciation	(1,456)	(1,279)	(1,150)
Operating expenses	(49,647)	(35,410)	(49,856)
Interest expense	(673)	(1,065)	(793)
Income (loss) from continuing operations	$2,058	$993	$2,465
Income (loss) from discontinued operations	—	—	—
Net income (loss)	$2,058	$993	$2,465

Company’s proportionate share of earnings (1)	$412	$199	$493

(1)	Earnings represent continued and discontinued operations

NOTE 7.	NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2018 (dollars in thousands):

	Notes Payable	Accrued Interest	Total Debt
Apartments	$94,759	$270	$95,029
Apartments under Construction	14,402	—	14,402
Commercial	136,327	450	136,777
Land	27,520	124	27,644
Other	22,527	17	22,544
Total	$295,535	$861	$296,396

Unamortized deferred borrowing costs	(9,428)	—	(9,428)
	$286,107	$861	$286,968

The following table summarizes our contractual obligations for principal payments as of December 31, 2018 (dollars in thousands):

Year	Amount
2019	$47,427
2020	8,822
2021	43,202
2022	43,304
2023	37,259
Thereafter	115,521
Total	$295,535

Interest payable at December 31, 2018, was approximately $0.9 million. Interest accrues at rates ranging from 2.5% to 9.75% per annum, and mature between 2019 and 2055. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of approximately $459 million.

During the year ended, the Company refinanced or modified one loan with a total principal balance of $40 million. The refinancing resulted in lower interest rates and the extension of the term of the loan.  The modifications resulted in lower interest rates.  The transactions provide for lower monthly payments over the term of the loans.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $81.4 million in construction loans during the year ended December 31, 2018.

NOTE 8.	BONDS AND BONDS INTEREST PAYABLE

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

On February 15, 2018, Southern issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.2 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2025 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). With this issuance the Company incurred approximately $1.4 million of bond issuance cost. The effective interest rate is 7.99%.

On July 19, 2018, Southern closed a private placement of its Series B bonds in the amount of NIS 72.3 million (or approximately $19.8 million). The bonds are reported in NIS, are registered on the TASE, bear an annual interest rate of 6.8% and have an effective interest rate of 9.60%. Interest will be paid on January 31 and July 31 of each of the years 2019 and 2025 (inclusive). The principal will be repaid in ten equal installment on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). The Company incurred bonds issuance costs of approximately $1.9 million.

On July 26, 2018, interest payment of approximately NIS 18.9 million (or approximately $5.2 million) was paid to Series A and B bond holders.

In December 2018, the Company deposited $16.2 million with the bond Trustee for the upcoming January 2019 Series A and B bonds principal and interest payment.

The outstanding balance of these Bonds at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Bonds (Series A)	$106,686	$115,336
Bonds (Series B)	36,740	—
Bonds (Series B expansion)	19,290	—
Less: deferred issuance expense, net	(8,179)	(5,914)
Accrued Interest	4,037	3,627
	$158,574	$113,049

The aggregate maturity of the bonds are as follows:

Year	December 31, 2018	December 31, 2017
2019	$22,049	$—
2020	22,049	23,067
2021	33,629	23,067
2022	33,629	23,067
2023	30,070	23,067
Thereafter	21,290	20,781
	$162,716	$113,049

The funds were used primarily for the acquisition and development of additional real estate operations in the United States. The funds were raised and will be repaid in NIS, however the funds raised have been converted to US dollars. The Company records unrealized gains or losses each quarter based upon the relative exchange values of the US dollar and the NIS; however, no gain or loss will be realized until a conversion from US dollars to NIS actually occurs in the future. The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the years ended December 31, 2018, and 2017, the Company recorded a gain on foreign currency transaction of approximately $12.4 million, and a loss of $4.5 million, respectively.

NOTE 9.	RELATED PARTY TRANSACTIONS AND FEES

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

Below is a description of the related party transactions and fees between Pillar and Regis for each of the three years ended December 31, 2018:

Fees, expenses, and revenue paid to and/or received from our advisor:

	2018	2017	2016
	(dollars in thousands)
Fees:
Advisory	$11,475	$11,082	$10,918
Mortgage brokerage and equity refinancing	852	1,712	775
Net income	631	250	257
	$12,958	$13,044	$11,950
Other Expense:
Cost reimbursements	$4,720	$3,240	$3,826
Interest paid (received)	(3,370)	(1,195)	(1,444)
	$1,350	$2,045	$2,382
Revenue:
Rental	$1,178	$783	$708

Fees paid to Regis and related parties:

	2018	2017	2016
	(dollars in thousands)
Fees:
Property acquisition	$32,008	$9,128	$10,775
Property management, construction management and leasing commissions	540	963	888
Real estate brokerage	2,068	1,369	787
	$34,616	$11,460	$12,450

The Company received rental revenue of $1.2 million, $0.8 million, and $0.7 million in the years ended December 31, 2018, 2017, and 2016, respectively, from Pillar and its related parties for properties owned by the Company.

As of December 31, 2018, the Company had notes and interest receivables, net of allowances, of $67.2 million and $4.1 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 5. “Notes and Interest Receivable.” During 2018, the Company recognized interest income of $8.4 million, originated $5.3 million, received no principal payments, and received interest payments of $8.6 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2018, UHF was in compliance with the covenants to the loan agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries that was entered into in July of 2009. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties (Pillar) as of December 31, 2018 and 2017:

	2018	2017
	(dollars in thousands)
Related party receivable, beginning balance	$38,311	$24,672
Cash transfers	75,892	56,635
Advisory fees	(11,475)	(11,082)
Net income fee	(631)	(250)
Cost reimbursements	(4,720)	(3,240)
Interest income	3,370	1,196
Notes receivable purchased	(5,314)	(447)
Fees and commissions	(2,919)	(3,082)
Expenses received (paid) by Advisor	(62)	(579)
Financing (mortgage payments)	9,933	(17,313)
Sales/purchases transactions	(32,008)	(9,818)
Tax sharing	—	1,619
Related party receivable, ending balance	$70,377	$38,311

As of December 31, 2018, subsidiaries hold approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets.

NOTE 10.	DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for fiscal years ended 2018, 2017, or 2016. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board. On January 12, 2018 Realty Advisors converted 200,000 preferred Series A shares plus accrued dividends into 482,716 shares of common stock.

NOTE 11.	PREFERRED STOCK

Under ARL’s Amended Articles of Incorporation, 15,000,000 shares of Series A 10.0% Cumulative Convertible Preferred Stock are authorized to be issued with a par value of $2.00 per share with a liquidation preference of $10.00 per share plus accrued and unpaid dividends. Dividends are payable at the annual rate of $1.00 per share, or $.25 per share quarterly, to stockholders of record on the last day of each March, June, September, and December, when and as declared by the Board of Directors. The Series A Preferred Stock may be converted into common stock at 90.0% of the average daily closing price of ARL’s common stock for the prior 20 trading days.

On December 31, 2018, a stock transfer agreement was entered into between Realty Advisors, Inc. (“RAI”) and TCI whereby TCI purchased from RAI 900,000 shares of Series A Preferred Stock for a total purchase price of approximately $9 million.  Also, as part of the agreement, TCI acquired accrued unpaid dividends on the 900,000 shares of Series A Preferred Stock of approximately $9.9 million.  At December 31, 2018, 1.8 million shares of Series A Convertible Preferred Stock have been eliminated in consolidation.  Unpaid accrued dividends in the amount of $9.9 million have also been eliminated in consolidation.  After these eliminations, there are 614 shares outstanding of Series A Preferred Stock at December 31, 2018.

NOTE 12.	INCOME TAXES

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

For financial reporting purposes, income before income taxes were:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income (loss) from continuing operations before income taxes	$183,902	$(8,696)	$(2,363)

The expense (benefit) for income taxes consists of:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current:
Federal	$42,231	$(3,044)	$—
State	1,210	10	—

Deferred and Other:
Federal	(42,231)	3,044	46
State	—	170	—
Total Tax Expense	$1,210	$180	$46

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Years Ended December 31,
	2018	2016	2015
	(In thousands)
Income Tax Expense (Benefit) at Federal Statutory Rate	$38,619	$(3,044)	$(827)
State and Local Income Taxes Net of Federal Tax Benefit	1,210	180	—
Permanent tax differences	(224)	—	—
Temporary tax differences
Installment note on land sale	(2,875)	(1,918)
Allowance for losses on note receivables	(712)	(2,372)
Deferred gains	(7,041)	(10,758)
Basis differences on fixed assets	22,110	9,284
Other basis/timing differences	(7,646)	5,764
Use/generation on net operating loss carryforwards	(42,231)	3,044	873
Reported Income Tax Expense	$1,210	$180	$46
Effective Tax Rate	0.7%	N/A	N/A

The company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, the Company’s tax years for 2017, 2016, and 2015 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2014.

The 2017 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress. This act has reduced the statutory tax rate for corporations from 35% to 21% starting in 2018. As a result, the tax assets of ARI had to be re-priced to reflect the new rate for future years with the impact on the 2017 provision for income taxes.

Components of the Net Deferred Tax Asset or Liability

	Years Ended December 31,
	2018	2017
	(In thousands)
Deferred Tax Assets:
Allowance for losses on notes	$2,879	$3,591
Installment note on land sale	—	2,875
Deferred Gain	3,999	11,040
Net Operating Loss Carryforward	8,700	50,931
Total Deferred Tax Assets	15,578	68,437
Less: Valuation Allowance	(12,246)	(42,995)
Total Net Deferred Tax Assets	3,332	25,442

Deferred Tax Liabilities:
Deferred gain	—	—
Basis Differences for Fixed Assets	(3,332)	(25,442)
Total Deferred Tax Liability	(3,332)	(25,442)

Current Net Deferred Tax Asset	3,332	25,442
Long-Term Net Deferred Tax Liability	(3,332)	(25,442)
Net deferred tax asset (liability)	$—	$—

Operating Loss and Tax Credit Carryforwards

We have federal income tax net operating losses (NOLs) carryforwards related to our domestic operations of approximately $26 million on a standalone basis, which have an indefinite life. We also have state NOLs in many of the various states in which we operate.

Valuation Allowance Reversal

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2018, 2017 and 2016 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a valuation allowance was established.

NOTE 13.	FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases, thereon, expire at various dates through 2029. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2018 (dollars in thousands):

Year	Amount
2019	$27,346
2020	23,805
2021	21,249
2022	18,033
2023	12,825
Thereafter	13,983
Total	$117,241

NOTE 14.	OPERATING SEGMENTS

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

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2018, 2017 and 2016 (dollars in thousands):

For the Twelve Months Ended December 31, 2018	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,113	$87,832	$1	$10	$120,956
Operating expenses	(16,252)	(42,134)	(645)	(556)	(59,587)
Depreciation and amortization	(9,530)	(13,140)	—	—	(22,670)
Mortgage and loan interest	(7,663)	(20,671)	(636)	(37,093)	(66,063)
Interest income	—	—	—	21,645	21,645
Gain on land sales	—	—	17,404	—	17,404
Segment operating income (loss)	$(332)	$11,887	$16,124	$(15,994)	$11,685
Capital expenditures	$8,246	$16,953	$—	$—	$25,199
Assets	$153,014	$143,500	$84,529	$—	$381,043

Property Sales
Sales price	$—	$—	$43,311	$—	$43,311
Cost of sale	—	—	(25,907)	—	(25,907)
Gain on land sales	$—	$—	$17,404	$—	$17,404

For the Twelve Months Ended December 31, 2017	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,286	$92,807	$111	$17	$126,221
Operating expenses	(18,549)	(43,677)	(878)	(987)	(64,091)
Depreciation and amortization	(9,358)	(16,354)	—	33	(25,679)
Mortgage and loan interest	(7,527)	(22,347)	(1,945)	(34,352)	(66,171)
Interest income	—	—	—	18,941	18,941
Gain on sale of income producing properties	2,391	12,760	1,547	—	16,698
Gain on land sales	—	—	4,884	—	4,884
Segment operating income (loss)	$243	$23,189	$3,719	$(16,348)	$10,803
Capital expenditures	$(5,817)	$1,402	$609	$—	$(3,806)
Assets	$137,157	$727,508	$123,452	$—	$988,117

Property Sales
Sales price	$5,050	$—	$29,969	$—	$35,019
Cost of sale	(2,659)	—	(23,538)	—	(26,197)
Recognized prior deferred gain	—	12,760	—	—	12,760
Gain on sale	$2,391	$12,760	$6,431	$—	$21,582

For the Twelve Months Ended December 31, 2016	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,026	$86,603	$30	$4	$119,663
Operating expenses	(20,398)	(40,786)	(1,745)	(21)	(62,950)
Depreciation and amortization	(9,099)	(14,759)	—	73	(23,785)
Mortgage and loan interest	(7,191)	(25,381)	(2,232)	(24,558)	(59,362)
Interest income	—	—	—	20,453	20,453
Gain on sale of income producing properties	(238)	16,445	—	—	16,207
Gain on land sales	—	—	3,121	—	3,121
Segment operating income (loss)	$(3,900)	$22,122	$(826)	$(4,049)	$13,347
Capital expenditures	$5,008	$864	$268	$—	$6,140
Assets	$150,838	$622,061	$128,107	$—	$901,006

Property Sales
Sales price	$1,500	$20,350	$29,128	$—	$50,978
Cost of sale	(1,738)	(3,905)	(26,007)	—	(31,650)
Gain on sale	$(238)	$16,445	$3,121	$—	$19,328

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Segment operating income (loss)	$11,685	$10,803	$13,347
Other non-segment items of income (expense)
General and administrative	(12,708)	(7,691)	(7,119)
Net income fee to related party	(631)	(250)	(257)
Advisory fee to related party	(11,475)	(11,082)	(10,918)
Other income	28,993	4,082	2,091
Gain on disposition of 50% interest in VAA	154,126	—	—
Loss on sale of investments	—	(331)	—
Earnings from unconsolidated joint ventures and investees	1,513	309	493
Foreign currency transaction gain (loss)	12,399	(4,536)	—
Income tax expense	(1,210)	(180)	(46)
Net income (loss) from continuing operations	$182,692	$(8,876)	$(2,409)

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Segment assets	$381,043	$988,117	$901,006
Investments in unconsolidated subsidiaries and investees	76,001	6,396	6,087
Notes and interest receivable	126,058	112,095	126,564
Other assets and receivables	243,047	190,112	141,252
Total assets	$826,149	$1,296,720	$1,174,909

NOTE 15.	QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2018, 2017 and 2016. Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2018
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
Total operating revenues	$31,083	$31,607	$33,409	$24,857
Total operating expenses	26,165	27,990	28,199	24,717
Operating income	4,918	3,617	5,210	140
Other (expense) income	(6,638)	2,678	5,955	(3,508)
(Loss) income before gain on sales, non-contolling interest, and taxes	(1,720)	6,295	11,165	(3,368)
Gain on disposition of 50% interest in VAA	—	—	—	154,126
Gain on land sales	1,335	—	12,243	3,826
Income tax expense	—	—	(792)	(418)
Net income (loss) from continued operations	(385)	6,295	22,616	154,166
Net income (loss)	(385)	6,295	22,616	154,166
Less: net (income) attributable to non-controlling interest	(275)	(441)	(2,265)	(6,012)
Preferred dividend requirement	(225)	(225)	(225)	(226)
Net (loss) income applicable to common shares	$(885)	$5,629	$20,126	$147,928

PER SHARE DATA
Earnings per share - basic
Income (loss) from continued operations	$(0.06)	$0.35	$1.26	$9.26
Net income (loss) applicable to common shares	$(0.06)	$0.35	$1.26	$9.26
Weighted average common shares used in computing earnings per share	15,938,077	15,997,076	15,997,076	15,997,076

Earnings per share - diluted
Income (loss) from continued operations	$(0.06)	$0.35	$1.26	$9.26
Net income (loss) applicable to common shares	$(0.06)	$0.35	$1.26	$9.26
Weighted average common shares used in computing diluted earnings per share	15,938,077	15,997,076	15,997,076	15,997,076

	Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
Total operating revenues	$31,822	$31,587	$31,807	$31,005
Total operating expenses	27,345	26,759	26,397	28,292
Operating income (loss)	4,477	4,828	5,410	2,713
Other expense	(10,829)	(15,676)	(9,348)	(11,853)
Loss before gain on sales, non-contolling interest, and taxes	(6,352)	(10,848)	(3,938)	(9,140)
Gain (loss) on sale of income producing properties	—	—	12,760	3,938
Gain (loss) on land sales	445	(476)	1,062	3,853
Income tax benefit (expense)	—	—	—	(180)
Net income (loss) from continued operations	(5,907)	(11,324)	9,884	(1,529)
Net income (loss)	(5,907)	(11,324)	9,884	(1,529)
Less: net (income) loss attributable to non-controlling interest	193	435	(522)	339
Preferred dividend requirement	(275)	(275)	(275)	(280)
Net (loss) income applicable to common shares	$(5,989)	$(11,164)	$9,087	$(1,470)

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.39)	$(0.72)	$0.59	$(0.09)
Net income (loss) applicable to common shares	$(0.39)	$(0.72)	$0.59	$(0.09)
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$(0.39)	$(0.72)	$0.59	$(0.09)
Net income (loss) applicable to common shares	$(0.39)	$(0.72)	$0.59	$(0.09)
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

	Three Months Ended 2016
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)
Total operating revenues	$29,205	$30,834	$30,067	$29,557
Total operating expenses	25,881	26,212	26,272	26,664
Operating income (loss)	3,324	4,622	3,795	2,893
Other expense	(8,470)	(8,156)	(9,252)	(10,447)
Loss before gain on sales, non-contolling interest, and taxes	(5,146)	(3,534)	(5,457)	(7,554)
Gain (loss) on sale of income producing properties	(244)	5,168	—	11,283
Gain (loss) on land sales	1,652	1,719	555	(805)
Income tax benefit (expense)	—	—	(46)	—
Net income (loss) from continued operations	(3,738)	3,353	(4,948)	2,924
Net loss from discontinued operations	2	—	—	(3)
Net income (loss)	(3,736)	3,353	(4,948)	2,921
Less: net (income) loss attributable to non-controlling interest	530	(864)	1,194	(1,182)
Preferred dividend requirement	(497)	(53)	(275)	(276)
Net (loss) income applicable to common shares	$(3,703)	$2,436	$(4,029)	$1,463

PER SHARE DATA
Earnings per share - basic
Loss from continued operations	$(0.24)	$0.16	$(0.26)	$0.09
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.24)	$0.16	$(0.26)	$0.09
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

Earnings per share - diluted
Loss from continued operations	$(0.24)	$0.16	$(0.26)	$0.09
Income from discontinued operations	—	—	—	—
Net income (loss) applicable to common shares	$(0.24)	$0.16	$(0.26)	$0.09
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

NOTE 16.	COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity. Management believes that ARL will generate excess cash flow from property operations in 2019. Such excess however, will not be sufficient to discharge all of ARL’s obligations as they become due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Guarantees. TCI is a primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2018 UHF was in compliance with the covenants to the loan agreement.

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. While only in the early stages of defending the case, it is not clear that Plaintiff owns any shares of Common Stock of IOR or would be a proper representative of IOR or a class of minority stockholders.

NOTE 17.	EARNINGS PER SHARE

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

For the years ended December 31, 2018 and 2017, we had 2,000,614 and 1,800,614 of outstanding shares of Series A 10.0% cumulative convertible preferred stock, respectively. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. On January 12, 2018 Realty Advisors (“RAI”) converted 200,000 preferred shares, plus accrued dividends into 482,716 shares of common stock. Of the outstanding 1,800,614 shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

Prior to July 17, 2014, RAI owned 2,451,435 shares of the outstanding Series A 10.0.0% convertible preferred stock and had accrued dividends unpaid of $15.1 million. On July 17, 2014, RAI converted 890,797 shares, including $6.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 2,502,230 new shares of ARL common stock. On April 9, 2015, RAI converted 460,638 shares including $2.3 million in accumulated dividends unpaid for these shares, into the requisite number of shares of common stock. This conversion resulted in the issuance of 1,486,741 new shares of ARL common stock. As of December 31, 2018, RAI owns 900,000 shares of the outstanding Series A convertible preferred stock and has accrued unpaid dividends of approximately $9.9 million.

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

As of December 31, 2018 and 2017, the Series A convertible preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 18.	SUBSEQUENT EVENTS

The date to which events occurring after December 31, 2018, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 31, 2019, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

Schedule III

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

(dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amount of Which Carried at End of Year

Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction		Date Acquired		Life on Which Depreciation In Latest Statement of Operation is Computed

Properties Held for Investment Apartments
Chelsea, Beaumont, TX	$8,953	$1,225	$11,025	$—	$—	$1,225	$11,025	$12,250	$23		1999	11	/18	40 years
Farnham Park, Port Aurther, TX	9,348	1,010	9,086	—	—	1,010	9,086	10,096	—			11	/18	40 years
Landing, Houma, LA	15,720	2,012	18,115	—	—	2,012	18,115	20,127	38			12	/18	40 years
Legacy at Pleasant Grove, Texarkana, TX	14,224	2,005	17,892	217	—	2,005	18,109	20,114	1,817		2006	12	/14	40 years
Toulon, Gautier, MS	19,844	1,173	17,181	372	—	1,173	17,553	18,726	2,640		2011	9	/09	40 years
Villager, Ft. Walton, FL	693	141	1,267	—	—	141	1,267	1,408	116		1972	6	/15	40 years
Villas at Bon Secour, Gulf Shores, AL	11,730	2,715	15,385	—	—	2,715	15,385	18,100	160		2007	7	/18	40 years
Vista Ridge, Tupelo, MS	10,394	1,339	13,398	—	—	1,339	13,398	14,737	1,544		2009	10	/15	40 years
Westwood, Mary Ester, FL	3,854	692	6,650	—	—	692	6,650	7,342	596		1972	6	/15	40 years
Total Apartments Held for Investment	$94,760	$12,312	$109,999	$589	$—	$12,312	$110,588	$122,900	$6,934
Apartments Under Construction
Apalache Point	—	—	—	21	—	—	21	21	—		—			—
Forest Pines	—	5,040	—	300	—	5,040	300	5,340	—		—	6	/17	—
Parc at Denham	3,325	714	—	4,138	—	714	4,138	4,852	—
Overlook at Allensville Square II, Sevierville, TN	10,529	1,933	—	12,567	—	1,933	12,567	14,500	—		—	11	/15	—
Sugar Mill II	547	576	—	—	—	576	—	576	—		—			—
Total Apartments Under Construction	$14,401	$8,263	$—	$17,026	$—	$8,263	$17,026	$25,289	$—	$

Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired		Life on Which Depreciation In Latest Statement of Operation is Computed

Commercial
600 Las Colinas, Las Colinas, TX	$37,926	$5,751	$51,759	$19,317	$—	$5,751	$71,076	$76,827	$29,896	1984	8	/05	40 years
770 South Post Oak, Houston, TX	12,394	1,763	15,834	412	—	1,763	16,246	18,009	1,619	1970	7	/15	40 years
Bridgeview Plaza, LaCrosse, WI	4,423	—	—	1,157	—	—	1,157	1,157	710	1979	3	/03	40 years
Browning Place (Park West I), Farmers Branch, TX	41,891	5,096	45,868	22,848	—	5,096	68,716	73,812	26,556	1984	4	/05	40 years
Mahogany Run Golf Course, US Virgin Islands	—	—	—	—	—	—	—	—	15	1981	11	/14	40 years
Cross County Mall S/C - IL C2117	—	—	—	—	—	—	—	—	—				40 years
Fruitland Plaza, Fruitland Park, FL	—	17	—	83	—	17	83	100	62	—	05	/92	40 years
Senlac VHP, Farmers Branch, TX	—	622	—	142	—	622	142	764	142	—	8	/05	40 years
Stanford Center, Dallas, TX	40,000	20,278	34,862	7,953	-9,600	20,278	42,815	53,493	12,148	—	6	/08	40 years
Total Commercial Held for Investment	$136,634	$33,527	$148,323	$51,912	$(9,600)	$33,527	$200,235	$224,162	$71,148

Land
Bonneau Land, Farmers Branch, TX	$—	$1,309	$—	$—	$—	$1,309	$—	$1,309	$—	—	12	/14	—
Cooks Lane, Fort Worth, TX	—	1,094	—	—	—	1,094	—	1,094	—	—	6	/04	—
Dedeaux, Gulfport, MS	—	1,612	—	46	(38)	1,612	46	1,620	—	—	10	/06	—
Gautier Land, Gautier, MS	—	202	—	—	—	202	—	202	—	—	7	/98	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	81	3	84	—	—	3	/02	—
Lubbock Land, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	1	/04	—
Nakash, Malden, MO	—	103	—	—	—	103	—	103	—	—	1	/93	—
Nashville, Nashville, TN	—	278	—	59	—	278	59	337	—	—	6	/02	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,418	390	1,808	—	—	10	/07	—
Texas Plaza Land, Irving, TX	—	1,738	—	—	(238)	1,738	—	1,500	—	—	12	/06	—
Union Pacific Railroad Land, Dallas, TX	—	130	—	—	—	130	—	130	—	—	3	/04	—
Willowick Land, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	1	/95	—
Windmill Farms Land, Kaufman County, TX	14,402	57,345	—	13,911	(20,343)	57,345	13,911	50,913	—	—	11	/11	—
2427 Valley View Ln, Farmers Branch, TX	—	76	—	—	—	76	—	76	—	—	7	/12	—
GNB Land ARI 8/06 L2870	2,220	—	—	—	—	—	—	—	—	—			—
GNB Land Edina 6/07 L2875	3,100	—	—	—	—	—	—	—	—	—			—
Lacy Longhorn Land, Farmers Branch, TX	—	1,169	—	(760)	—	1,169	(760)	409	—	—	6	/04	—
Manhattan Land	—	(344)	—	—	—	(344)	—	(344)	—	—			—
Minivest Land, Dallas, TX	—	7	—	—	—	7	—	7	—	—	4	/13	—
Mira Lago, Farmers Branch, TX	—	53	—	15	—	53	15	68	—	—	5	/01	—
Nicholson Croslin, Dallas, TX	—	184	—	(118)	—	184	(118)	66	—	—	10	/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	(51)	—	80	(51)	29	—	—	10	/98	—
Valley View 34 (Mercer Crossing), Farmers Branch, TX	—	1,173	—	(945)	—	1,173	(945)	228	—	—	8	/08	—
Mercer Crossing Land L2876	—	12,029	—	—	—	12,029	—	12,029	—
Mercer Crossing Land L2877	—	2,834	—	—	—	2,834	—	2,834	—
Dominion Mercer, Farmers Branch, TX	6,400	3,801	—	2,774	(133)	3,801	2,774	6,442	—	—	10	/16	—
McKinney 36, Collin County, TX	1,092	456	—	161	(19)	456	161	598	—	—	1	/98	—
Sugar Mill	—	—	—	—	—	—	—	—	—
Travis Ranch Land, Kaufman County, TX	307	80	—	—	—	80	—	80	—	—	8	/08	—
Travis Ranch Retail, Kaufman City, TX	—	1,517	—	—	—	1,517	—	1,517	—	—	8	/08	—
Total Land Held for Investment	$27,521	$88,796	$—	$15,485	$(20,771)	$88,796	$15,485	$83,510	$—

Corporate Departments/Investments/Misc.
TCI - Corporate	$18,225	$—	$—	$—	$—	$—	$—	$—	$17
Total Corporate Departments/Investments/Misc.	$18,225	$—	$—	$—	$—	$—	$—	—	$17
Total Properties Held for Investment	$291,541	$142,898	$258,322	$85,012	$(30,371)	$142,898	$343,334	$455,861	$78,099

Properties Held for Sale
Commercial

Total Commercial Held for Sale
Dunes Plaza C2195	$376	$—	$—	$—	$—	$—	$—	$—	$—
Total Properties Held for Sale	$376	$—	$—	$—	$—	$—	$—	$—	$—

Land
Dominion Tract, Dallas, TX	$—	$2,083	$—	$53	$—	$2,083	$53	$2,136	$—	—	3	/99	—
Hollywood Casino Tract I, Farmers Branch, TX	—	(482)	—	—	—	(482)	—	(482)	—	—	6	/02	—
Whorton Land, Bentonville, AR	—	3,510	—	568	(2,451)	3,510	568	1,627	—	—	6	/05	—

Total Properties Subject to Sales Contract	$—	$5,111	$—	$621	$(2,451)	$5,111	$621	$3,281	$—

TOTAL: Real Estate	$291,917	$148,009	$258,322	$85,633	$(32,822)	$148,009	$343,955	$459,142	$78,099

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2018

	2018	2017	2016
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$1,165,663	$1,066,603	$1,003,545
Additions
Acquisitions, improvements and construction	576,232	129,484	112,762
Deductions
Sale of real estate	(1,282,752)	(30,424)	(49,704)
Asset impairments	—	—	—
Balance at December 31,	$459,143	$1,165,663	$1,066,603

Reconciliation of Accumulated Depreciation
Balance at January 1,	$177,546	$165,597	$150,038
Additions
Depreciation	22,670	24,417	23,277
Deductions
Sale of real estate	(122,117)	(12,468)	(7,718)
Balance at December 31,	$78,099	$177,546	$165,597

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS RECEIVABLE ON REAL ESTATE
December 31, 2018

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
				(dollars in thousands)
Christine Tunney	10.00%	Sep-19	Interest only paid quarterly.	$—	$49	$48	$—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Compton Partners	10.00%	Sep-19	Interest only paid quarterly.	—	289	289	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
David Monier	10.00%	Sep-19	Interest only paid quarterly.	—	97	97	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Earl Samson III	10.00%	Sep-19	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Edward Samson III	10.00%	Sep-19	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Hammon Operating Corporation	10.00%	Sep-19	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Harold Wolfe	10.00%	Sep-19	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Herrick Partners	10.00%	Sep-19	Interest only paid quarterly.	—	91	91	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Mary Anna MacLean	10.00%	Sep-19	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michael Monier	10.00%	Sep-19	Interest only paid quarterly.	—	304	304	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Michael White	10.00%	Sep-19	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Palmer Brown Madden	10.00%	Sep-19	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Richard Schmaltz	10.00%	Sep-19	Interest only paid quarterly.	—	203	203	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Robert Baylis	10.00%	Sep-19	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Sherman Bull	10.00%	Sep-19	Interest only paid quarterly.	—	193	193	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
Willingham Revocable Trust	10.00%	Sep-19	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William H. Ingram	10.00%	Sep-19	Interest only paid quarterly.	—	96	96	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.
William S. Urkiel	10.00%	Sep-19	Interest only paid quarterly.	—	97	97	—
Class A limited partnership interests in Edina Park Plaza Associates, L.P.							—

SCHEDULE IV

(Continued)

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS RECEIVABLES ON REAL ESTATE
December 31, 2018

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
			(dollars in thousands)
Unified Housing Foundation, Inc. (Reserve at White Rock I)	12.00%	Dec-32	Excess cash flow	15,640	2,794	2,485	—
100% Interest in UH of Harvest Hill I, LLC
Unified Housing Foundation, Inc. (Reserve at White Rock II)	12.00%	Dec-32	Excess cash flow	14,026	2,555	2,555	—
100% Interest in UH of Harvest Hill, LLC
Unified Housing Foundation, Inc. (Trails at White Rock)	12.00%	Dec-32	Excess cash flow	21,712	3,815	3,815	—
100% Interest in UH of Harvest Hill III, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	Dec-32	Excess cash flow	15,965	2,959	2,732	—
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington, LLC)	12.00%	Dec-32	Excess cash flow	18,723	4,310	3,933	—
100% Interest in UH of Kensington, LLC				—
Unified Housing Foundation, Inc. (Walnut Park Crossing)	12%	Dec-32	Excess cash flow	—	340	369	—
Unified Housing Foundation, Inc. (Samsung, Inc/Braker Lane)	12%	Dec-32	Excess cash flow	—	2,794	720	—
Unified Housing Foundation, Inc. (Terraces of Marine Creek/Blue Lake at Marine Creek)	12%	Dec-32	Excess cash flow	—	140	128	—
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood, LLC)	12.00%	Dec-32	Excess cash flow	22,227	5,462	3,639	—
100% Interest in UH of Inwood, LLC			Excess cash flow
Unified Housing Foundation, Inc. (Plaza at Chase Oaks/UH of Chase Oaks)	12%	Dec-32	Excess cash flow	—	143	132	—
H198, LLC	12.00%	Jan-20	Excess cash flow	—	5,907	5,907	—
Las Vegas Land				—
H198, LLC	12.00%	Oct-19	Excess cash flow	—	496	496	—
Legacy at Pleasant Grove				—
Oulan-Chikh Family Trust	8.00%	Mar-19	Excess cash flow	—	174	174	—
H198, LLC	12.00%	Oct-19	Excess cash flow	—	4,554	4,554	—
McKinney Ranch Land	6%	Sep-20		—
Forest Pines	5%	Sep-19	Excess cash flow	—	2,223	2,223	—
Spyglass Apartments of Ennis, LP	5%	Nov-19	Excess cash flow	—	5,083	5,083	—
Bellwether Ridge	5%	May-20	Excess cash flow	—	3,429	3,429	—
Parc at Windmill Farms	5%	May-20	Excess cash flow	—	6,066	6,066	—
Unified Housing Foundation, Inc. (Echo Station)	12.00%	Dec-32	Excess cash flow	9,719	2,794	1,481	—
100% Interest in UH of Temple, LLC
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	Dec-32	Excess cash flow	15,756	8,836	6,369	—
Interest in Unified Housing Foundation Inc.
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC)	12.00%	Dec-32	Excess cash flow	15,965	2,959	2,000	—
100% Interest in HFS of Humble, LLC
Unified Housing Foundation, Inc. (Limestone Ranch)	12.00%	Dec-32	Excess cash flow	18,641	12,335	7,953	—
100% Interest in UH of Vista Ridge, LLC
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	Dec-32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC
Unified Housing Foundation, Inc. (Tivoli)	12.00%	Dec-32	Excess cash flow	10,398	10,742	6,140	—
100% Interest in UH of Tivoli, LLC
Unified Housing Foundation, Inc (2015 Advisory Fee)	12.00%	Dec-19	Excess cash flow	—	3,994	3,994	—
Unified Housing Foundation, Inc (2008-2014 Advisory Fee)	12.00%	Dec-19	Excess cash flow	—	6,407	6,407	—
Unified Housing Foundation, Inc (2017 Advisory Fee)	12.00%	Jun-19	Excess cash flow		5,760	5,760	—
Unified Housing Foundation, Inc (2018 Advisory Fee)	12.00%	Jun-21	Excess cash flow		5,314	5,314	—
Realty Advisors Management, Inc.	2.28%	Dec-19	Interest only paid quarterly.	—	20,387	20,387	—
One Realco Corporation	3.00%	Jan-20			10,000	7,000	—
Various related party notes	various	various	Excess cash flow	—	1,349	2,890	—
Various non-related party notes	various	various		—	496	1,034	—

						$129,162
			Accrued interest			11,165
			Allowance for estimated losses			(14,269)
						$126,058

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.
MORTGAGE LOANS RECEIVABLES ON REAL ESTATE
As of December 31,

	2018	2017	2016
	(dollars in thousands)
Balance at January 1,	127,865	143,601	137,280
Additions
New mortgage loans	13,123	15,741	11,703
Increase (decrease) of interest receivable on mortgage loans	(6,389)	581	13,835
Deductions
Amounts received	(8,541)	(32,058)	(19,217)
Balance at December 31,	126,058	127,865	143,601

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 68, Director, Affiliated, since July 2003 and Chairman of the Board since May 2009

Mr. Butler has served as Vice President Land Sales for Pillar Income Asset Management, LLC since April 2011.1. Mr. Butler has been a Director of the Company since July 2003 and Chairman of the Board since May 2009. He has also served as Chairman of the Board since May 2011 and as a Director since February 2011 of IOR and Chairman of the Board since May 2009 and a Director since November 2005 of TCI.

ROBERT A. JAKUSZEWSKI, age 56, Director, Independent, since November 2005

Mr. Jakuszewski is currently has served as a Territory Manager for Artesa Labs since April 2015. He was a Medical Specialist from January 2014 to April 2015 for VAYA Pharma, Inc., Senior Medical Liaison from January 2013 to July 2013 for Vein Clinics of America, and the Vice President of Sales and Marketing from September 1998 to December 2012 for New Horizons Communications, Inc. Mr. Jakuszewski has been a Director of the Company since November 2005. He has also been a Director of IOR since March 2004 and a Director of TCI since November 2005.

TED R. MUNSELLE, age 63, Director, Independent, since February 2004

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since February 2004. He has also served as Director of IOR since May 2009 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of IOR has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE American. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR., age 87, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of IOR and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held five meetings during 2018. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.    The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.americanrealtyinvest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2018.

Governance and Nominating Committee.    The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), Roberts and Munselle. The Governance and Nominating Committee met two times during 2018.

Compensation Committee.    The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.americanrealtyinvest.com). The current members of the Compensation Committee are Messrs. Roberts (Chairman), Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2018.

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

The day following the annual meeting of stockholders held December 12, 2018 representing all stockholders of record dated November 7, 2018, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2019.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.americanrealtyinvest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March 22, 2018, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their related parties and members of ARL’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent.

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

DANIEL J. MOOS, 68

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

GENE S. BERTCHER, 70

Mr. Bertcher has served as Executive Vice President since May 2008, Chief Financial Officer since November 2009 and Treasurer since October 2013 of IOR, ARL and TCI. Mr. Bertcher has also served in the following capacities for NCE, a Nevada corporation which has its common stock listed on the NYSE American: Director since June 2006, Chairman of the Board since December 2006, Chief Executive Officer since December 2006, President since November 2004, Chief Financial Officer since November 1989, Treasurer since November 1989 and Secretary since October 2012. Mr. Bertcher has been employed by NCE since November 1989. He is a Certified Public Accountant.

LOUIS J. CORNA, 71

Mr. Corna has served as Executive Vice President, General Counsel/Tax Counsel and Secretary since February 2004 of IOR, ARL and TCI. He has also been Executive Vice President since March 2011 and Secretary since December 2010 of Pillar. Mr. Corna was also a Director and Vice President from June 2004 to December 2010 and Secretary from January 2005 to December 2010 of First Equity Properties, Inc., a Nevada corporation with securities registered under Section 12(g) of the Exchange Act.

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

During 2018, $60,500 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Robert A. Jakuszewski $20,000; Ted R. Munselle $20,500; and Raymond D. Roberts, Sr. $20,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 31, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class **

May Realty Holdings, Inc.	13,929,271	(1)(2)(3)(4)	87.07%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

RA Stock Holdings, Inc.	1,459,828	(1)	9.13%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	13,929,271	(1)(2)(3)(4)	87.07%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors LLC	3,929,828	(1)(2)	24.57%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 15,997,076 shares outstanding as of March 31, 2019.

(1)	Includes 1,459,828 shares owned by RA Stock Holdings, Inc. (“RASH”), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC (“RALLC”), over which each of the directors of RASH, Mickey Ned Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of RASH. The directors of RASH disclaim beneficial ownership of such.
(2)

Includes 2,470,000 shares owned directly by RALLC (“RALLC”), over which each of the managers, Gene S. Bertcher and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC. The managers of RALLC disclaim beneficial ownership of such shares.

(3)	Includes 9,457,140 shares owned directly by Realty Advisors, Inc. (“RAI”) over which each of the directors and officers of RAI may be deemed beneficial owners, all of which disclaim beneficial ownership.
(4)	RAI is a wholly owned subsidiary of May Realty Holdings, Inc. a Nevada corporation (“MRHI”).

Security Ownership of Management.    The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 31, 2019.

	Amount and
	Nature		Approximate
	of Beneficial		Percent of
Name of Beneficial Owner	Ownership*		Class **
Gene S. Bertcher	13,521,251	(1)(2)(3)(4)	87.07%
Henry A. Butler	140,000	(3)	0.94%
Louis J. Corna	13,521,251	(1)(2)(3)(4)	87.07%
Robert A. Jakuszewski	140,000	(3)	0.94%
Daniel J. Moos	13,526,251	(1)(2)(3)(4)(5)	87.07%
Ted R. Munselle	140,000	(3)	0.94%
Raymond D. Roberts, Sr.	140,000	(3)	0.94%
All Directors and Executive Officers as a group (7 persons)	13,526,251	(1)(2)(3)(4)(5)	87.09%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 15,997,076 shares outstanding as of March 31, 2019.
(1)	Includes 2,470,000 shares owned direct by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC; the managers and executive officers of RALLC disclaim beneficial ownership of such shares. Also includes 3,988,971 shares owned direct by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions; the executive officers of RAI disclaim beneficial ownership of such shares.
(2)	Includes 1,459,828 shares owned by (RASH), over which the executive officers of RASH may be deemed the beneficial owners by virtue of their positions as executive officers of RASH; the executive officers of RASH disclaim beneficial ownership of such shares.
(3)	Includes 140,000 shares owned by Transcontinental Realty Investors, Inc. “TCI”, over which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of TCI; the directors and executive officers of TCI disclaim beneficial ownership of such shares.
(4)	Includes 9,457,140 shares owned by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions as executive of RAI; the executive officers of RAI disclaim beneficial ownership of such shares.
(5)	Daniel J. Moos owns directly 5,000 shares.

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

All of ARL’s directors also serve as Directors of TCI and IOR. The executive officers of ARL also serve as executive officers of TCI and IOR. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. TCI has the same relationship with Pillar, as does ARL. Mr. Bertcher is an officer, director and employee of NCE and as such also owes fiduciary duties to NCE as well as ARL, TCI and IOR under applicable law. Daniel J. Moos is the sole Manager and Class B 2% income Member of Victory Abode Apartments LLC, and owes fiduciary duties to VAA as well as ARL, TCI and IOR.

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

At December 31, 2018, ARL owned approximately 77.68% of TCI’s outstanding common stock and through its interest in TCI approximately 81.25% of IOR’s outstanding common stock.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

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

TCI is the primary guarantor, on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2018 UHF was in compliance with the covenants to the loan agreement.

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

In 2018, the Company paid advisory fees of $11.5 million, net income fees of $0.6 million, mortgage brokerage and equity refinancing fees of $2.9 million, cost reimbursements of $4.4 million and received interest of $3.4 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.5 million to Regis in 2018.

In accordance with the provisions of  the VAA Joint Venture Agreement dated November 19, 2018, Southern and TCI are expected to receive approximately $14 million ($6 million and $8 million, respectively) for the cash balances remaining in the transferred properties as of the date of the transaction. The cash balance was determined and agreed upon by the partners in the joint venture, and based on the estimated bank balances on the day of closing.  Additionally, VAA did not purchase the accounts receivable or the utilities’ and other deposits. These items as well as the reconciliation of the expense pro-rations will result in additional adjustments being required, subject to the consent of both parties. On February 6, 2019, Abode JVP, LLC, a fully owned subsidiary of SPC, received $7.4 million related to the cash credit and transferred it to TCI. Per the agreement, the true up pro-rations are required to be completed by May 18, 2019.

As of December 31, 2018, the Company had notes and interest receivables, net of allowances, of $97.5 million and $8.2 million, respectively, due from related parties. See Part 2, Item 8. Note 5. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $8.8 million, originated $5.3 million, received no principal payments, and received interest payments of $8.6 million from these related party notes receivables.

As of December 31, 2018, subsidiaries hold approximately 86 acres of land, at various locations that were sold to related parties in multiple transactions. These transactions are treated as “subject to sales contract” on the Consolidated Balance Sheets. Due to the related party nature of the transactions TCI has deferred the recording of the sales in accordance with ASC 360-20.

Operating Relationships

The Company received rental revenue of $1.2 million, $0.8 million, and $0.7 million in the years ended December 31, 2018, 2017, and 2016, respectively, from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2018, Pillar owes ARL $70.6 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2018 and 2017 by ARL’s principal accounting firms, Farmer, Fuqua and Huff, L.P. and Swalm & Associates, PC:

	2018				2017
	Farmer, Fuqua		Swalm &		Farmer, Fuqua		Swalm &
Type of Fee	& Huff		Associates		& Huff		Associates
Audit Fees	$821,200	(1)	$72,210	(3)	$881,183	(4)	$72,136	(3)
Tax Fees	54,600	(2)	—		39,760	(5)	—
Total	$875,800		$72,210		$920,943		$72,136

(1) Includes $521,996 TCI

(2) Includes $27,600 TCI

(3) All IOT

(4) Includes $597,447 TCI

(5) Includes $39,760 TCI

The audit fees for 2018 and 2017 were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2018 and 2017 were for services related to federal and state tax compliance and advice.

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

Audit-Related Fees.    These are fees for assurance and related services performed by the principal auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements. These services include attestations by the principal auditor that are not required by statute or regulation and consulting on financial accounting/reporting standards. As of December 31, 2018 the company incurred $0.8 million of audit-related fees in connection to assurance and related services of a subsidiary.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2018 and 2017

Consolidated Statements of Operations—Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows—Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8. of Transcontinental Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018).

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

Dated: March 31, 2019

American Realty Investors, Inc.

By:	/s/ Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. Butler	Chairman of the Board and Director	March 31, 2019
Henry A. Butler

/s/ Robert A. Jakuszewski	Director	March 31, 2019
Robert A. Jakuszewski

/s/ Raymond D. Roberts, Sr.	Director	March 31, 2019
Raymond D. Roberts, Sr.

/s/ Ted R. Munselle	Director	March 31, 2019
Ted R. Munselle

/s/ Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2019
Daniel J. Moos

/s/ Gene S. Bertcher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2019
Gene S. Bertcher

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2018

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