Form 10-Q
period 2019-03-31
AMERICAN REALTY INVESTORS INC
filed 2019-05-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,997,076
(Class)	(Outstanding at May 13, 2019)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ARL	NYSE

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$449,007	$455,993
Real estate subject to sales contracts at cost	3,488	3,149
Real estate held for sale at cost, net of depreciation	14,737	—
Less accumulated depreciation	(80,755)	(78,099)
Total real estate	386,477	381,043

Notes and interest receivable (including $102,031 in 2019 and $105,803 in 2018 from related parties)	138,731	140,327
Less allowance for estimated losses (including $14,269 in 2019 and 2018 from related parties)	(14,269)	(14,269)
Total notes and interest receivable	124,462	126,058

Cash and cash equivalents	28,163	36,428
Restricted cash	52,964	70,187
Investment in VAA	67,229	68,399
Investment in other unconsolidated investees	7,660	7,602
Receivable from related party	78,348	70,377
Other assets	69,510	66,055
Total assets	$814,813	$826,149

Liabilities and Shareholders’ Equity
Liabilities
Notes and interest payable	$293,473	$286,968
Bond and interest payable	151,465	158,574
Deferred revenue (including $30,359 in 2019 and $33,904 in 2018 to related parties)	30,359	33,904
Accounts payable and other liabilities (including $10,212 in 2019 and $9,984 in 2018 to related parties)	24,938	25,576
Total liabilities	500,235	505,022

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued 1,800,614 and outstanding 614 in 2019 and 2018 (liquidation preference $10 per share), including 1,800,000 shares held by ARL and its subsidiaries in 2019 and 2018.	5	5
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2019 and 2018 , including 140,000 shares held by TCI (consolidated) in 2019 and 2018.	164	164
Treasury stock at cost; 415,785 shares in 2019 and 2018, and 140,000 shares held by TCI (consolidated) as of 2019 and 2018.	(6,395)	(6,395)
Paid-in capital	84,818	84,885
Retained earnings	173,519	179,666
Total American Realty Investors, Inc. shareholders’ equity	252,111	258,325
Non-controlling interest	62,467	62,802
Total shareholders’ equity	314,578	321,127
Total liabilities and shareholders’ equity	$814,813	$826,149

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenues:
Rental and other property revenues (including $113 and $208 for the three months ended 2019 and 2018, respectively, from related parties)	$11,929	$31,083

Expenses:
Property operating expenses (including $257 and $227 for the three months ended 2019 and 2018, respectively, from related parties)	5,997	14,424
Depreciation and amortization	3,109	6,391
General and administrative (including $1,597 and $1,140 for the three months ended 2019 and 2018, respectively, from related parties)	2,605	2,341
Net income fee to related party	100	53
Advisory fee to related party	1,853	2,956
Total operating expenses	13,664	26,165
Net operating (loss) income	(1,735)	4,918

Other income (expenses):
Interest income (including $5,881 and $4,426 for the three months ended 2019 and 2018, respectively, from related parties)	6,153	5,109
Other income	3,667	1,901
Mortgage and loan interest (including $2,307 and $1,799 for the three months ended 2019 and 2018, respectively, from related parties)	(9,968)	(15,724)
Foreign currency transaction (loss) gain	(5,818)	1,756
Equity loss from VAA	(1,055)	—
Earnings from unconsolidated subsidiaries and investees	58	320
Total other expenses	(6,963)	(6,638)

Loss before gain on land sales, non-controlling interest, and taxes	(8,698)	(1,720)
Gain on land sales	2,216	1,335
Net loss from continuing operations before taxes	(6,482)	(385)
Net loss from continuing operations	(6,482)	(385)
Net loss	(6,482)	(385)
Net loss (income) attributable to non-controlling interest	335	(275)
Net loss attributable to American Realty Investors, Inc.	(6,147)	(660)
Preferred dividend requirement	—	(225)
Net loss applicable to common shares	$(6,147)	$(885)

Earnings per share - basic
Net loss from continuing operations	$(0.38)	$(0.06)

Earnings per share - diluted
Net loss from continuing operations	$(0.38)	$(0.06)

Weighted average common shares used in computing earnings per share	15,997,076	15,938,077
Weighted average common shares used in computing diluted earnings per share	15,997,076	15,938,077

Amounts attributable to American Realty Investors, Inc.
Net loss from continuing operations	$(6,147)	$(660)
Net loss applicable to American Realty Investors, Inc.	$(6,147)	$(660)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2018	$321,127	$106,086	$5	16,412,861	$164	$(6,395)	$84,885	$179,666	$62,802
Net loss	(6,482)	(6,147)	—	—	—	—	—	(6,147)	(335)
Distribution to equity partner	(67)	—	—	—	—	—	(67)	—	—
Balance, March 31, 2019	$314,578	$99,939	$5	16,412,861	$164	$(6,395)	$84,818	$173,519	$62,467

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809
Net loss	(385)	(660)	—	—	—	—	—	(660)	275
Series A preferred stock dividend ($1.00 per share)	(225)	—	—	—	—	—	(225)	—	—
Balance, March 31, 2018	$165,273	$(68,273)	$2,205	15,930,145	$159	$(6,395)	$109,913	$5,307	$54,084

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Net loss	$(6,482)	$(385)
Total comprehensive loss	(6,482)	(385)
Comprehensive loss (income) attributable to non-controlling interest	335	(275)
Comprehensive loss attributable to American Realty Investors, Inc.	$(6,147)	$(660)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Cash Flow From Operating Activities:
Net loss	$(6,482)	$(385)
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
Foreign currency transaction loss (gain)	5,818	(1,756)
Gain on sale of land	(2,216)	(1,335)
Depreciation and amortization	3,109	6,391
Amortization of deferred borrowing costs	339	983
Amortization of bond issuance costs	592	299
Loss from joint venture	1,055	—
(Earnings) from unconsolidated subsidiaries and investees	(58)	(320)
(Increase) decrease in assets:
Accrued interest receivable	1,726	842
Other assets	4,822	(1,468)
Prepaid expense	(5,340)	7,365
Rent receivables	(3,275)	259
Related party receivables	(7,971)	(7,621)
Increase (decrease) in liabilities:
Accrued interest payable	(5,466)	(2,796)
Other liabilities	(3,102)	3,047
Net cash (used in) provided by operating activities	(16,449)	3,505

Cash Flow From Investing Activities:
Proceeds from notes receivables	255	—
Origination of notes receivables	(385)	(11,118)
Acquisition of land held for development	(2,479)	—
Proceeds from sale of income producing properties	—	2,128
Proceeds from sale of land	8,715	3,649
Improvement of income producing properties	(3,699)	(633)
Construction and development of new properties	(7,838)	(20,117)
Net cash (used in) investing activities	(5,431)	(26,091)

Cash Flow From Financing Activities:
Proceeds from bonds	—	39,399
Bond payments	(10,378)	—
Bond issuance costs	—	(2,022)
Proceeds from notes payable	8,019	17,343
Recurring payment of principal on notes payable	(1,182)	(7,415)
Payments on maturing notes payable	—	(16,750)
Distributions to equity partner	(67)	—
Preferred stock dividends - Series A	—	(225)
Net cash (used in) provided by financing activities	(3,608)	30,330

Net increase in cash and cash equivalents	(25,488)	7,744
Cash and cash equivalents, beginning of period	106,615	88,538
Cash and cash equivalents, end of period	$81,127	$96,282

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,887	$13,375

Schedule of noncash investing and financing activities:
Notes receivable received from sale of income-producing properties	$—	$6,384

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

Properties

At March 31, 2019, our income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;

●	Nine residential apartment communities owned directly by us comprising 1,489 units, excluding apartments being developed;

●	Approximately 2,324 acres of developed and undeveloped land; and

●	Fifty-one residential apartment communities totaling 9,786 units owned by our 50% owned investee VAA.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

The year-end Consolidated Balance Sheet at December 31, 2018 was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Certain 2018 Consolidated Financial Statement amounts have been reclassified to conform to the 2019 presentation.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities is included in consolidated net income. Our investments in Gruppa Florentina, LLC and VAA are accounted for under the equity method.

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

Newly Issued Accounting Standards

In February 2016, FASB issued ASU 2016-02 (“ASU 2016-02”), Leases. This guidance establishes a new model for accounting for leases and provides for enhanced disclosures. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. The adoption of ASU 2016-02 did not have a material impact on the Company’s financial position and results of operations.

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

The Company accounts for its investment in VAA under the equity method of accounting. Under the equity method of accounting, our net equity in the investment is reflected within the Consolidated Balance Sheets in the caption ‘Investment in VAA’, and our share of the net income or loss from the joint venture is included within the Consolidated Statements of Operations in the caption ‘Equity earnings from VAA’. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds and other agreed upon adjustments.

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

March 31, 2019
Balance Sheet
Net real estate assets	$1,257,557
Other assets	67,020
Debt, net	(796,065)
Other liabilities	(275,448)
Total equity	(253,064)

For the Three Months Ended March 31, 2019
Results of Operations
Total revenue	$27,401
Total property, operating, and maintenance expenses	(14,169)
Interest expense	(15,070)
Depreciation and Amortization	(15,233)
Total other expense	(675)
Net loss	$(17,746)

Below is a reconciliation of our allocation of income or loss from VAA.

For the Three Months Ended March 31, 2019
VAA net loss	$(17,746)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	6,089
In-place lease intangibles - amortization expense	8,336
Depreciation basis differences	1,211
Net loss	$(2,110)
Percentage ownership in VAA	50%
Loss from VAA	$(1,055)

NOTE 3. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2019 (dollars in thousands):

March 31,
2019
Apartments	$111,537
Apartments under construction	35,608
Commercial properties	227,861
Land held for development	74,001
Real estate subject to sales contract	3,488
Real estate subject to sales contract	14,737
Total real estate, at cost, less impairment	$467,232
Less accumulated deprecation	(80,755)
Total real estate, net of depreciation	$386,477

The following is a description of our significant real estate and financing transactions for the three months ended March 31, 2019:

We sold 76 land parcels (or 11.96 acres of land) from our Mercer Crossing land holdings in Farmers Branch, Texas and 10.33 acres of land in Dallas, Texas to third parties for an aggregate sales price of $8.7 million and recognized a gain on the sale of approximately $2.2 million.

We purchased from a third party 8.94 acres of land located in Collin County, Texas for a total purchase price of $2.5 million. In addition, purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer.

We entered into a purchase and sale agreement with a third party for the sale of Vista Ridge Apartments, located in Lee County, Mississippi. This asset is classified as ‘held for sale’ for the period ended March 31, 2019.

We continue to invest in the development of apartment projects. During the three months ended March 31, 2019, we have invested $7.6 million related to the construction or predevelopment of various apartment complexes and capitalized $0.2 million of interest costs.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2019 and 2018, the Company paid interest expense of $10.9 million and $13.4 million, respectively.

Cash and cash equivalents, and restricted cash for the three months ended March 31, 2019 and 2018 was $81.1 million and $96.3 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows.

	March 31,
	2019	2018
Cash and cash equivalents	$28,163	$40,899
Restricted cash (cash held in escrow)	34,690	38,784
Restricted cash (certificate of deposits)	11,876	10,652
Restricted cash (held with Trustee)	6,398	5,947
	$81,127	$96,282

Amounts included in restricted cash represent funds set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement deposits and tax and insurance escrow. In addition, restricted cash includes funds to the Bond’s Trustee for payment of principal and interests.

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

Below is a summary of our notes receivable as of March 31, 2019 (dollars in thousands):

Borrower	Maturity Date	Interest Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines	09/19	5.00%	2,230	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,141	Secured
Bellwether Ridge	05/20	5.00%	3,540	Secured
Parc at Windmill Farms	05/20	5.00%	6,202	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,732	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/19	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,075	Unsecured
Unified Housing Foundation, Inc. (1)	12/32	12.00%	1,349	Unsecured
Realty Advisors Management, Inc. (1)	12/24	2.28%	20,387	Unsecured
One Realco Corporation	01/20	3.00%	7,000	Unsecured
Other related party notes (1) (2)	Various	Various	2,363	Various secured interests
Other non-related party notes	Various	Various	1,377	Various secured interests
Other non-related party notes	Various	Various	2,671	Various unsecured interests
Accrued interest			9,439
Total Performing			$138,731
Allowance for estimated losses			(14,269)
Total			$124,462

(1)	Related party notes.

(2)	An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2019, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $114.3 million. We recognized interest income of $2.5 million related to these notes receivables.

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

The Company owns a 20% interest in Gruppa Florentina, LLC which is the sole shareholder of Milano Restaurants International Corporation, (“Milano”) which operates 33 pizza parlors under the trade name “Me-N-Ed’s Pizza Parlors” and four pizza parlors operating under the trade name “Blast 825 Pizza”, located primarily in Central and Northern California. Milano has a 100% ownership interest in Siena Corp, which operates two grills under the trade names “Me-N-Ed’s Victory Grill” and “Me-N-Ed’s Coney Island Grill”. Milano has a 100% ownership interest in Piazza del Pane, Inc., which operates two restaurants located in Central California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

The following is a summary of the financial position and results of operations as of March 31, 2019 and March 31, 2018 from our investees (dollars in thousands):

	March 31,	March 31,
SUMMARY OF FINANCIAL POSITION:	2019	2018
Real estate, net of accumulated depreciation	$13,530	$13,810
Notes receivable	11,508	11,238
Other assets	31,381	32,566
Notes payable	(9,853)	(11,287)
Other liabilities	(6,584)	(7,320)
Shareholders’ equity/partners capital	(39,982)	(39,007)

	For the three months ended March 31,
SUMMARY OF OPERATIONS:	2019	2018
Revenue	$13,626	$13,144
Depreciation	(364)	(364)
Operating expenses	(12,815)	(11,991)
Interest expense	(156)	(161)
Income from continuing operations	291	628
Net income	$291	$628

Company’s 20% proportionate share of earnings	$58	$126

NOTE 7. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2019 (dollars in thousands):

	Notes Payable	Accrued Interest	Total
Apartments	$94,368	$269	$94,637
Apartments under Construction	21,919	—	21,919
Commercial	136,126	670	136,796
Land	26,930	180	27,110
Corporate and other notes	22,027	73	22,100
Total	$301,370	$1,192	$302,562

Unamortized deferred borrowing costs	(9,089)	—	(9,089)
	$292,281	$1,192	$293,473

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $7.5 million in construction loans during the three months ended March 31, 2019.

NOTE 8. BONDS AND BONDS INTEREST PAYABLE

Following is the outstanding balance of SPC’s Bonds and interest payable as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Bonds (Series A)	$99,376	$106,686
Bonds (Series B)	37,913	36,740
Bonds (Series B expansion)	19,906	19,290
Total outstanding bonds	157,195	162,716
Less: deferred bond issuance costs	(7,587)	(8,179)
Total outstanding bonds, net	149,608	154,537
Accrued Interest	1,857	4,037
Total oustanding bonds, net and accrued interest	$151,465	$158,574

The aggregate maturity of the bonds are as follows:

Year	March 31, 2019	December 31, 2018
2019	$11,024	$22,049
2020	22,049	22,049
2021	33,629	33,629
2022	33,629	33,629
2023	30,070	30,070
Thereafter	26,794	21,290
	$157,195	$162,716

On January 31, 2019, the Company paid $10.4 million and $5.8 million on bond principal and interests, respectively, and recognized a loss on foreign currency exchange rate of $5.8 million.

NOTE 9. DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gain on these transactions have been deferred until the properties are sold to a non-related third party. As of March 31, 2019, we had deferred gain of $30.4 million.

For the quarter ended March 31, 2019, the Company recognized, from the proportionate share of the remaining deferred income, $3.6 million as gain on sale, as a result of the sale of land to third parties.

NOTE 10. RELATED PARTY TRANSACTIONS

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

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2019 (dollars in thousands):

Pillar
Related party receivable, December 31, 2018	$70,377
Cash transfers	10,682
Advisory fees	(1,853)
Net income fee	(100)
Cost reimbursements	(1,551)
Interest income	1,414
Expenses (paid) received by Advisor	(289)
Financing (mortgage payments)	(74)
Income tax expense	(258)
Related party receivable, March 31, 2019	$78,348

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,227	$3,700	$—	$2	$11,929
Property operating expenses	(3,936)	(2,058)	43	(46)	(5,997)
Depreciation	(2,375)	(734)	—	—	(3,109)
Mortgage and loan interest	(1,967)	(934)	(329)	(6,738)	(9,968)
Interest income	—	—	—	6,153	6,153
Gain on land sales	—	—	2,216	—	2,216
Segment operating (loss) income	$(51)	$(26)	$1,930	$(629)	$1,224
Capital expenditures	3,690	—	5,167	—	8,857
Real estate assets	154,791	150,841	80,845		386,477

Property Sales
Sales price	$—	$—	$8,715	$—	$8,715
Cost of sale	—	—	(6,499)	—	(6,499)
Gain on sale	$—	$—	$2,216	$—	$2,216

	Commercial
For the Three Months Ended March 31, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,555	$23,525	$1	$2	$31,083
Property operating expenses	(3,749)	(10,582)	—	(93)	(14,424)
Depreciation	(2,292)	(4,149)	—	50	(6,391)
Mortgage and loan interest	(1,849)	(5,456)	(195)	(8,224)	(15,724)
Interest income	—	—	—	5,109	5,109
Gain on land sales	—	—	1,335	—	1,335
Segment operating (loss) income	$(335)	$3,338	$1,141	$(3,156)	$988
Capital expenditures	633	—	—	—	633
Real estate assets	135,799	726,244	116,436	651	979,130

Property Sales
Sales price	$—	$8,512	$7,239	$—	$15,751
Cost of sale	—	(8,512)	(5,904)	—	(14,416)
Gain on sale	$—	$—	$1,335	$—	$1,335

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2019	2018
Segment operating income	$1,224	$988
Other non-segment items of income (expense)
General and administrative	(2,605)	(2,341)
Net income fee to related party	(100)	(53)
Advisory fee to related party	(1,853)	(2,956)
Other income	(2,151)	3,657
Loss from joint venture	(1,055)	—
Earnings from unconsolidated investees	58	320
Net loss from continuing operations	$(6,482)	$(385)

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2019	2018
Segment assets	$386,477	$979,130
Investments in unconsolidated investees	75,634	6,716
Notes and interest receivable	124,462	128,756
Other assets	228,240	197,721
Total assets	$814,813	$1,312,323

NOTE 12. COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity. Management believes that ARL will generate excess cash flow from property operations in 2019; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2019 UHF was in compliance with the covenants to the loan agreement.

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

TCI is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as pursue additional claims, if any, against Dynex Capital, Inc.

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

NOTE 13. EARNINGS PER SHARE

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

As of March 31, 2019, we have 1,800,614 shares issued and 614 shares outstanding of Series A 10.0% cumulative convertible preferred stock. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  Of the issued 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, 1,800,000 shares are held by ARL and its subsidiaries.  Dividends are not paid on the shares owned by ARL.

NOTE 14. SUBSEQUENT EVENTS

The date to which events occurring after March 31, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 15, 2019, which is the date on which the Consolidated Financial Statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in the Company’s Form 10-K for the year ended December 31, 2018 (the “Annual Report”).

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

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

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

During the three months ended March 31, 2019, we sold 76 land parcels (or 11.96 acres of land) from our Mercer Crossing land holdings in Farmers Branch, Texas and 10.33 acres of land in Dallas, Texas to third parties for an aggregate sales price of $8.7 million and recognized a gain on the sale of approximately $2.2 million.

In addition, we purchased from a third party 8.94 acres of land located in Collin County, Texas for a total purchase price of $2.5 million, and also purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer.

We entered into a purchase and sale agreement with a third party for the sale of Vista Ridge Apartments, located in Lee County, Mississippi. This asset is classified as ‘held for sale’ for the period ended March 31, 2019.

As of March 31, 2019, we owned 1,489 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own approximately 2,324 acres of land held for development. The Company currently owns income-producing properties and land in six states.

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

For entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, our share of the net earnings or losses of these entities are included in consolidated net income. Our investment in VAA and Gruppa Florentina, LLC are accounted for under the equity method.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. At March 31, 2019 and 2018, we owned or had interests in a portfolio of nine and fifty-three income-producing properties, respectively.

Comparison of the three months ended March 31, 2019 to the same period ended 2018:

For the three months ended March 31, 2019, we reported a net loss applicable to common shares of 6.1 million or $0.38 per diluted earnings per share, as compared to a net loss applicable to common shares of $0.9 million or $0.06 per diluted earnings per share for the same period ended 2018.

Revenues

Rental and other property revenues were $11.9 million for the three months ended March 31, 2019, compared to $31.1 million for the same period in 2018. The $19.2 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-three multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $8.4 million to $6.0 million for the three months ended March 31, 2019 as compared to $14.4 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $1.7 million, real estate taxes of approximately $3.0 million and general property operating and maintenance expenses of $3.7 million.

Depreciation and amortization decreased by $3.3 million to $3.1 million during the three months ended March 31, 2019 as compared to $6.4 million for the three months ended March 31, 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $2.6 million for the three months ended March 31, 2019, compared to $2.3 million for the same period in 2018. The increase of $0.3 million in general and administrative expenses is the result of increases in advisory and management fees of approximately $0.4 million and professional and finance fees of $0.3 million offset by a decrease in accounting, tax and other general administrative fees of $0.6 million.

Other income (expense)

Interest income was $6.2 million for the three months ended March 31, 2019, compared to $5.1 million for the same period in 2018. The increase of $1.1 million was due to an increase of $1.3 million in interest on receivable owed from our Advisors, offset by a decrease of $0.8 in interest on notes receivable from other related parties.

Other income was $3.7 million for the three months ended March 31, 2019, compared to $1.9 million for the same period in 2018. The increase is primarily the result of a $3.6 million gain recognized for deferred income associated with the sale of land during the quarter just ended to third parties.

Mortgage and loan interest expense was $9.9 million for the three months ended March 31, 2019 as compared to $15.7 million for the same period in 2018. The decrease of $5.8 million is due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $5.8 million for the three months ended March 31, 2019 as compared to a gain of $1.8 million for the same period in 2018. During the first quarter just ended, we paid $10.4 million in principal and $5.8 million in interests payments to our bonds denominated in Israel Shekels.

Loss from unconsolidated investments was $1.0 million for the three months ended March 31, 2019 as compared to earnings of $320 thousand for the three months ended March 31, 2018. The loss from unconsolidated investments during the first quarter just ended was driven primarily from our share in the losses reported by the VAA Joint Venture (Refer to Note 2).

Gain on land sales was $2.2 for the three months ended March 31, 2019, compared to $1.3 million for the same period in 2018. In the current period we sold approximately 22.3 acres of land for a sales price of $8.7 million which resulted in a gain of $2.2 million. For the same period in 2018, we sold 112.2 acres of land for a sales price of $7.2 million and recognized a gain of $1.3 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Three Months Ended
	2019	2018	Variance
Net cash (used in) provided by operating activities	$(16,449)	$3,505	$(19,954)
Net cash (used in) investing activities	$(5,431)	$(26,091)	$20,660
Net cash (used in) provided by financing activities	$(3,608)	$30,330	$(33,938)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the three months ended March 31, 2019, we advanced $385 thousand toward various notes receivables, purchased land for development for $2.5 million, and invested approximately $11.5 million for the development of new properties and improvement of income producing properties. For the three months ended March 31, 2018, we advanced $11.1 million toward various notes receivables and invested $20.1 million for development of new properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended March 31, 2019, we received aggregate sales proceeds of $8.7 million from the sale of 22.3 acres of land and recorded a gain of $2.2 million. For the three months ended March 31, 2018, we received aggregate sales proceeds of $3.6 million from the sale of approximately 112 acres of land and recorded a gain on the sale of approximately $1.3 million. In addition, we received aggregate sale proceeds of $2.1 million from the sale of six income producing properties.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the three months ended March 31, 2019, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $10.4 million, and payments on our outstanding notes of $1.2 million, offset by proceeds from notes of approximately $8.0 million. During the three months ended March 31, 2018, the increase in cash flow from financing activities was primarily due to $39.4 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes for the first three months of 2019 and 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $301 million in notes payable at March 31, 2018, $42.6 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by $0.1 million, and would result in an increase of $0.01 in our loss per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of approximately 7.29% at March 31, 2019.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2019. As of March 31, 2019, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Gene S. Bertcher
Gene S. Bertcher
Executive Vice President and Chief Financial Officer (Principal Financial Officer)