Form 10-Q
period 2019-06-30
AMERICAN REALTY INVESTORS INC
filed 2019-08-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,997,076
(Class)	(Outstanding at August 14, 2019)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$450,143	$455,993
Real estate subject to sales contracts at cost	1,626	3,149
Real estate held for sale at cost, net of depreciation	14,737	—
Less accumulated depreciation	(83,084)	(78,099)
Total real estate	383,422	381,043

Notes and interest receivable (including $106,102 in 2019 and $105,803 in 2018 from related parties)	173,851	140,327
Less allowance for estimated losses (including $14,269 in 2019 and 2018 from related parties)	(14,269)	(14,269)
Total notes and interest receivable	159,582	126,058

Cash and cash equivalents	37,644	36,428
Restricted cash	44,603	70,187
Investment in VAA	67,078	68,399
Investment in other unconsolidated investees	7,833	7,602
Receivable from related party	61,676	70,377
Other assets	55,715	66,055
Total assets	$817,553	$826,149

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$293,079	$286,968
Bond and interest payable	157,328	158,574
Deferred revenue (including $30,188 in 2019 and $33,904 in 2018 to related parties)	30,188	33,904
Accounts payable and other liabilities (including $11,363 in 2019 and $9,984 in 2018 to related parties)	26,292	25,576
Total liabilities	506,887	505,022

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued 1,800,614 and outstanding 614 in 2019 and 2018 (liquidation preference $10 per share), including 1,800,000 shares held by ARL and its subsidiaries in 2019 and 2018.	5	5
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2019 and 2018 , including 140,000 shares held by TCI (consolidated) in 2019 and 2018.	164	164
Treasury stock at cost; 415,785 shares in 2019 and 2018, and 140,000 shares held by TCI (consolidated) as of 2019 and 2018.	(6,395)	(6,395)
Paid-in capital	84,773	84,885
Retained earnings	170,741	179,666
Total American Realty Investors, Inc. shareholders' equity	249,288	258,325
Non-controlling interest	61,378	62,802
Total shareholders' equity	310,666	321,127
Total liabilities and shareholders' equity	$817,553	$826,149

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property revenues (including $202 and $208 for the three months and $413 and $415 for the six months ended 2019 and 2018, respectively, from related parties)	$11,840	$31,607	$23,769	$62,690

Expenses:
Property operating expenses (including $246 and $231 for the three months ended and $504 and 458 for the six months ended 2019 and 2018, respectively, from related parties)	7,323	15,550	13,320	29,974
Depreciation and amortization	3,439	6,504	6,548	12,895
General and administrative (including $985 and $1,297 for the three months ended and $2,582 and $2,437 for the six months ended 2019 and 2018, respectively, from related parties)	4,127	2,954	6,732	5,295
Net income fee to related party	90	53	190	106
Advisory fee to related party	1,238	2,929	3,091	5,885
Total operating expenses	16,217	27,990	29,881	54,155
Net operating (loss) income	(4,377)	3,617	(6,112)	8,535
Other income (expenses):
Interest income (including $6,207 and $4,832 for the three months ended and $12,304 and $9,311 for the six months ended 2019 and 2018, respectively, from related parties)	6,505	4,882	12,658	9,991
Other income	3,364	7,537	7,031	9,438
Mortgage and loan interest (including $2,385 and $1,909 for the three months ended and $4,692 and $3,708 for the six months ended 2019 and 2018, respectively, from related parties)	(9,408)	(15,907)	(19,376)	(31,631)
Foreign currency transaction (loss) gain	(2,325)	5,889	(8,143)	7,645
Equity loss from VAA	(236)	—	(1,291)	—
Earnings from unconsolidated subsidiaries and investees	173	277	231	597
Total other (expenses) income	(1,927)	2,678	(8,890)	(3,960)
(Loss) income before gain on land sales, non-controlling interest, and taxes	(6,304)	6,295	(15,002)	4,575
Loss on sale of income producing properties	(80)	—	(80)	—
Gain on land sales	2,517	—	4,733	1,335
Net (loss) income from continuing operations before taxes	(3,867)	6,295	(10,349)	5,910
Net (loss) income from continuing operations	(3,867)	6,295	(10,349)	5,910
Net (loss) income	(3,867)	6,295	(10,349)	5,910
Net (income) loss attributable to non-controlling interest	1,089	(441)	1,424	(716)
Net (loss) income attributable to American Realty Investors, Inc.	(2,778)	5,854	(8,925)	5,194
Preferred dividend requirement	—	(225)	—	(450)
Net (loss) income applicable to common shares	$(2,778)	$5,629	$(8,925)	$4,744
(Loss) earnings per share - basic
Net (loss) income from continuing operations	$(0.17)	$0.35	$(0.56)	$0.30

(Loss) earnings per share - diluted
Net (loss) income from continuing operations	$(0.17)	$0.34	$(0.56)	$0.28

Weighted average common shares used in computing earnings per share	15,997,076	15,997,076	15,997,076	15,967,740
Weighted average common shares used in computing diluted earnings per share	15,997,076	16,682,753	15,997,076	16,653,417

Amounts attributable to American Realty Investors, Inc.
Net (loss) income from continuing operations	$(2,778)	$5,854	$(8,925)	$5,194
Net (loss) income applicable to American Realty Investors, Inc.	$(2,778)	$5,854	$(8,925)	$5,194

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2018	$321,127	$106,086	$5	16,412,861	$164	$(6,395)	$84,885	$179,666	$62,802
Net loss	(10,349)	(8,925)	—	—	—	—	—	(8,925)	(1,424)
Distribution to equity partner	(112)	—	—	—	—	—	(112)	—	—
Balance, June 30, 2019	$310,666	$97,161	$5	16,412,861	$164	$(6,395)	$84,773	$170,741	$61,378

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809
Net income	5,910	5,194	—	—	—	—	—	5,194	716
Conversion of Series A preferred stock into common stock	1,824	—	(400)	482,716	5	—	2,219	—	—
Series A preferred stock dividend ($1.00 per share)	(450)	—	—	—	—	—	(450)	—	—
Balance, June 30, 2018	$173,167	$(62,419)	$1,805	16,412,861	$164	$(6,395)	$111,907	$11,161	$54,525

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(dollars in thousands)

Net (loss) income	$(10,349)	$5,910
Total comprehensive (loss) income	(10,349)	5,910
Comprehensive loss (income) attributable to non-controlling interest	1,424	(716)
Comprehensive (loss) income attributable to American Realty Investors, Inc.	$(8,925)	$5,194

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income	$(10,349)	$5,910
Adjustments to reconcile net income (loss) applicable to common shares to net cash provided by (used in) operating activities:
Foreign currency transaction loss (gain)	8,143	(7,645)
Gain on sale of land	(4,733)	(1,335)
Loss on sale of income-producing properties	80	—
Depreciation and amortization	6,548	12,895
Amortization of deferred borrowing costs	369	1,394
Amortization of bond issuance costs	1,150	728
Loss from joint venture	1,291	—
(Earnings) from unconsolidated subsidiaries and investees	(231)	(597)
(Increase) decrease in assets:
Accrued interest receivable	7,724	(1,154)
Other assets	4,474	4,791
Prepaid expense	5,226	1,597
Rent receivables	236	269
Related party receivables	(31,857)	(18,070)
Increase (decrease) in liabilities:
Accrued interest payable	(4,818)	(1,040)
Other liabilities	1,257	5,203
Net cash (used in) provided by operating activities	(15,490)	2,946

Cash Flow From Investing Activities:
Proceeds from notes receivables	255	6,541
Origination of notes receivables	(945)	(14,557)
Acquisition of land held for development	(2,832)	—
Acquisition of income producing properties	1,296	—
Proceeds from sale of income producing properties	—	2,706
Proceeds from sale of land	15,800	3,649
Improvement of income producing properties	(4,050)	(2,725)
Construction and development of new properties	(17,434)	(47,452)
Net cash (used in) investing activities	(7,910)	(51,838)

Cash Flow From Financing Activities:
Proceeds from bonds	—	39,399
Bond payments	(10,378)	—
Bond issuance costs	—	(2,022)
Proceeds from notes payable	12,915	44,707
Recurring payment of principal on notes payable	(3,393)	(11,762)
Payments on maturing notes payable	—	(16,750)
Distributions to equity partner	(112)	—
Preferred stock dividends - Series A	—	(450)
Net cash (used in) provided by financing activities	(968)	53,122

Net increase in cash and cash equivalents	(24,368)	4,230
Cash and cash equivalents, beginning of period	106,615	88,538
Cash and cash equivalents, end of period	$82,247	$92,768

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,879	$31,029

Schedule of noncash investing and financing activities:
Land received in exchanged for note receivable	$1,800	$—
Notes receivable received from sale of income-producing properties	$—	$6,384
Seller financing note - acquisition of income-producing properties	$—	$1,895
Notes payable issued on acquisition of income-producing properties	$—	$8,605

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

On November 19, 2018, TCI executed an agreement between the Macquarie Group (“Macquarie”) and SPC and TCI to create a joint venture, Victory Abode Apartments, LLC (“VAA”) to address existing and future demand for quality multifamily residential housing through acquisition and development of sustainable Class A multifamily housing in focused secondary and tertiary markets. In connection with the formation of the joint venture, SPC and TCI contributed a portfolio of 49 income producing apartment complexes, and 3 development projects in various stages of construction and received cash consideration of $236.8 million. At the time of the transfer of the properties, the joint venture assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).

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

Properties

At June 30, 2019, our income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;

●	Nine residential apartment communities owned directly by us comprising in 1,512 units, excluding apartments being developed;

●	Approximately 2,293 acres of developed and undeveloped land; and

●	Fifty-one residential apartment communities totaling 9,643 units owned by our 50% owned investee VAA.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

Balance Sheet	June 30, 2019
Net real estate assets	$1,247,535
Other assets	56,474
Debt, net	(812,010)
Other liabilities	(272,716)
Total equity	$(219,283)

Results of Operations	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$28,927	$56,328
Total property, operating, and maintenance expenses	(14,313)	(28,482)
Interest expense	(14,799)	(29,869)
Depreciation and Amortization	(15,523)	(30,756)
Total other expense	(327)	(1,002)
Net loss	$(16,035)	$(33,781)

Below is a reconciliation of our allocation of income or loss from VAA.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
VAA net loss	$(16,035)	$(33,781)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	6,401	12,490
In-place lease intangibles - amortization expense	8,429	16,765
Depreciation basis differences	733	1,944
Net loss	$(472)	$(2,582)
Percentage ownership in VAA	50%	50%
Loss from VAA	$(236)	$(1,291)

NOTE 3. REAL ESTATE ACTIVITY

The following table summarizes ARL’s real estate investments as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Apartments	$119,982	$126,274
Apartments under construction	24,710	21,916
Commercial properties	228,206	224,162
Land held for development	77,245	83,641
Real estate subject to sales contract	1,626	3,149
Real estate held for sale	14,737	—
Total real estate, at cost, less impairment	$466,506	459,142
Less accumulated deprecation	(83,084)	(78,099)
Total real estate, net of depreciation	$383,422	$381,043

The following is a description of the Company’s significant real estate and financing transactions for the three months ended June 30, 2019:

●	Sold 12.16 acres of land located in Farmers Branch, Texas for an aggregate sales price of $3.5 million and recognized a gain on the sale of approximately $0.7 million.

●	Sold 6.25 acres of land located in Nashville, Tennessee for a total sales price of $2.3 million and recognized a gain on the sale of approximately $0.9 million.

●	Sold 23.24 acres of land located in Fort Worth, Texas for a sales price of $1.8 million and recognized a gain on the sale of approximately $0.5 million.

●	Sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million out of which $1.8 million represents land received with a total acreage of 1.27 acres located in Riverside, California in exchange for a note receivable of the same value. The Company recognized a loss from this sale of approximately $0.08 million.

●	Sold water district receivables related to infrastructure development work, located in Kaufman County, Texas for $7.0 million. No gain or loss was recognized from the sale of these receivables.

●	Purchased a plot of land (0.47 acres) in Athens, Alabama for a purchase price of $0.4 million.

●	Purchased notes receivables from related parties for an aggregate purchase price of $31.9 million. No gain or loss was recognized from the purchase of the notes receivables (refer to Note 5).

The Company continues to invest in the development of apartment projects. During the six months ended June 30, 2019, TCI has invested $17.0 million related to the construction or predevelopment of various apartment complexes and capitalized $0.4 million of interest costs.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2019 and 2018, the Company paid interest expense of $16.9 million and $31.0 million, respectively.

Cash and cash equivalents, and restricted cash for the six months ended June 30, 2019 and 2018 was $82.2 million and $92.8 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows.

	June 30,
	2019	2018
Cash and cash equivalents	$37,644	$28,116
Restricted cash (cash held in escrow)	29,538	49,760
Restricted cash (certificate of deposits)	8,501	9,162
Restricted cash (held with Trustee)	6,564	5,730
	$82,247	$92,768

Amounts included in restricted cash represent funds set aside to meet contractual obligations with certain financial institutions for the payment of reserve replacement deposits and tax and insurance escrow. In addition, restricted cash includes funds to the Bond’s Trustee for payment of principal and interests.

NOTE 5. NOTES AND INTEREST RECEIVABLE

A portion of our assets is invested in mortgage notes receivable, principally secured by real estate. We may originate mortgage loans in conjunction with providing purchase money financing of property sales. Notes receivable are generally collateralized by real estate or interests in real estate and guarantees, unless noted otherwise, are so secured. Management intends to service and hold for investment the mortgage notes in our portfolio. A majority of the notes receivable provide for principal to be paid at maturity.

Below is a summary of our notes receivable as of June 30, 2019 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
RAI PFBL 2018 Purch Fee Note Weatherford	12/21	12.00%	525	Secured
Forest Pines	09/19	5.00%	2,523	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,141	Secured
Bellwether Ridge	05/20	5.00%	3,686	Secured
Parc at Windmill Farms	05/20	5.00%	6,361	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,732	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/21	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,074	Unsecured
Unified Housing Foundation, Inc. (1)	03/22	12.00%	4,782	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	07/21	12.00%	838	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/21	12.00%	773	Secured
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	07/21	12.00%	839	Secured
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	07/21	12.00%	432	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	07/21	12.00%	913	Secured
Unified Housing Foundation, Inc. (Bella Vista) (1)	08/21	12.00%	212	Secured
Unified Housing Foundation, Inc. (1)	10/21	12.00%	6,831	Unsecured
Unified Housing Foundation, Inc. (1)	12/32	12.00%	1,349	Unsecured
Realty Advisors Management, Inc. (1)	12/24	2.28%	20,387	Unsecured
One Realco Corporation	01/20	3.00%	7,000	Unsecured
Other related party notes (1) (2)	Various	Various	4,019	Various secured interests
Other non-related party notes	Various	Various	14,460	Various secured interests
Other non-related party notes	Various	Various	2,671	Various unsecured interests
Accrued interest			13,078
Total Performing			$173,851
Allowance for estimated losses			(14,269)
Total			$159,582

(1) Related party notes.

(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At June 30, 2019, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $106.1 million. We recognized interest income of $12.3 million related to these notes receivables. During the quarter ended June 30, 2019, the outstanding balance in notes receivables increased from the previous quarter as a result of purchases in notes receivables with a face value of $31.9 million (out of which $1.0 million represented accrued interest receivables) from related parties.

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	June 30,
SUMMARY OF FINANCIAL POSITION:	2019	2018
Real estate, net of accumulated depreciation	$13,336	$13,485
Notes receivable	11,156	10,918
Other assets	32,107	32,290
Notes payable	(9,621)	(10,745)
Other liabilities	(6,737)	(7,775)
Shareholders’ equity	(40,241)	(38,173)

	For the six months ended June 30,
SUMMARY OF OPERATIONS:	2019	2018
Revenue	$27,869	$27,195
Depreciation	(728)	(728)
Operating expenses	(25,579)	(25,630)
Interest expense	(320)	(340)
Income from continuing operations	1,242	497
Net income	$1,242	$497

Company’s 20% proportionate share of earnings	$248	$99

NOTE 7. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of June 30, 2019 (dollars in thousands):

	June 30, 2019	December 31, 2018

Apartments	$94,614	$94,759
Apartments under Construction	12,507	14,402
Commercial	135,613	136,327
Land	26,896	27,520
Real estate held for sale	10,324	—
Corporate and other notes	21,277	22,527
Total notes payable	$301,231	$295,535
Less: unamortized deferred borrowing costs	(9,059)	(9,428)
Total outstanding notes payable, net	$292,172	$286,107
Accrued Interest	907	861
Total notes payable, net and accrued interest	$293,079	$286,968

In conjunction with the development of various apartment projects and land developments, we drew down $12.9 million in construction loans during the six months ended June 30, 2019.

NOTE 8. BONDS AND BONDS INTEREST PAYABLE

Following is the outstanding balance of SPC’s Bonds and interest payable as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Bonds (Series A)	$100,760	$106,686
Bonds (Series B)	38,442	36,740
Bonds (Series B expansion)	20,184	19,290
Total outstanding bonds	$159,386	$162,716
Less: deferred bond issuance costs	(7,029)	(8,179)
Total outstanding bonds, net	$152,357	$154,537
Accrued Interest	4,971	4,037
Total oustanding bonds, net and accrued interest	$157,328	$158,574

The aggregate maturity of the bonds are as follows:

Year	June 30, 2019	December 31, 2018

2019	$11,024	$22,049
2020	22,049	22,049
2021	33,629	33,629
2022	33,629	33,629
2023	30,070	30,070
Thereafter	28,985	21,290
	$159,386	$162,716

On January 31, 2019, the Company paid $10.4 million and $5.8 million on bond principal and interests, respectively. During the six months ended June 30, 2019, the Company recognized a loss on foreign currency exchange rate of $8.1 million.

NOTE 9. DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of June 30, 2019, we had deferred gain of $30.2 million.

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

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of June 30, 2019 (dollars in thousands):

Pillar
Related party receivable, December 31, 2018	$70,377
Cash transfers	17,994
Advisory fees	(3,091)
Net income fee	(190)
Cost reimbursements	(2,507)
Interest income	2,890
Notes receivable purchased	(31,857)
Expenses (paid) received by Advisor	8,208
Financing (mortgage payments)	(148)
Related party receivable, June 30, 2019	$61,676

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

Presented below is our reportable segments’ operating income for the three months ended June 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended June 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,020	$3,818	$—	$2	$11,840
Property operating expenses	(4,410)	(2,018)	(88)	(807)	(7,323)
Depreciation	(2,732)	(707)	—	—	(3,439)
Mortgage and loan interest	(1,947)	(1,003)	(41)	(6,417)	(9,408)
Interest income	—	—	—	6,505	6,505
Loss on the sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	2,517	—	2,517
Segment operating income (loss)	$(1,069)	$10	$2,388	$(717)	$612

Capital expenditures	$346	$9,596	$353		$10,295

Property Sales
Sales price	$—	$3,096	$7,602	$—	$9,497
Cost of sale	—	(3,176)	(5,085)	—	(7,060)
(Loss) gain on sale	$—	$(80)	$2,517	$—	$2,437

	Commercial
For the Three Months Ended June 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,404	$24,201	$—	$2	$31,607
Property operating expenses	(4,238)	(11,199)	(135)	22	(15,550)
Depreciation	(2,323)	(4,195)	—	14	(6,504)
Mortgage and loan interest	(1,893)	(5,342)	65	(8,737)	(15,907)
Interest income	—	—	—	4,882	4,882
Gain on sale of income producing properties	—	—	—	—	—
Segment operating income (loss)	$(1,050)	$3,465	$(70)	$(3,817)	$(1,472)

Capital expenditures	$2,092	$—	$—	$—	$2,092

Property Sales
Sales price	$2,313	$—	$—	$—	$2,313
Cost of sale	(2,313)	—	—	—	(2,313)
Gain on sale	$—	$—	$—	$—	$—

The following table presents the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	June 30,
	2019	2018
Segment operating income (loss)	$612	$(1,472)
Other non-segment items of income (expense)
General and administrative	(4,127)	(2,954)
Net income fee to related party	(90)	(53)
Advisory fee to related party	(1,238)	(2,929)
Other income	3,364	7,537
Foreign currency translation (loss) gain	(2,325)	5,889
Loss from joint venture	(236)	—
Earnings from unconsolidated investees	173	277
Net (loss) income from continuing operations	$(3,867)	$6,295

Presented below is our reportable segments’ operating income for the six months ended June 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Six Months Ended June 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$16,247	$7,518	$—	$4	$23,769
Property operating expenses	(8,346)	(4,076)	(45)	(853)	(13,320)
Depreciation	(5,107)	(1,441)	—	—	(6,548)
Mortgage and loan interest	(3,914)	(1,937)	(370)	(13,155)	(19,376)
Interest income	—	—	—	12,658	12,658
Loss on the sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	4,733	—	4,733
Segment operating (loss) income	$(1,120)	$(16)	$4,318	$(1,346)	$1,836

Capital expenditures	$4,045	$17,434	$2,832	$—	$24,311
Real estate assets	152,863	151,688	78,871	—	383,422

Property Sales
Sales price	$—	$3,096	$16,317	$—	$18,212
Cost of sale	—	(3,176)	(11,584)	—	(13,559)
Gain on sale	$—	$(80)	$4,733	$—	$4,653

	Commercial
For the Six Months Ended June 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$14,959	$47,726	$1	$4	$62,690
Property operating expenses	(7,986)	(21,782)	(134)	(72)	(29,974)
Depreciation	(4,616)	(8,344)	—	65	(12,895)
Mortgage and loan interest	(3,742)	(10,798)	(130)	(16,961)	(31,631)
Interest income	—	—	—	9,991	9,991
Gain on land sales	—	—	1,335	—	1,335
Segment operating (loss) income	$(1,385)	$6,802	$1,072	$(6,973)	$(484)

Capital expenditures	$2,725	$—	$—	$—	$2,725
Real estate assets	$135,288	$762,410	$111,899	$647	$1,010,244

Property Sales
Sales price	$2,313	$8,512	$7,239	$—	$18,064
Cost of sale	(2,313)	(8,512)	(5,904)	—	(16,729)
Gain on sale	$—	$—	$1,335	$—	$1,335

The following table presents the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Six Months Ended
	June 30,
	2019	2018
Segment operating income (loss)	$1,836	$(484)
Other non-segment items of income (expense)
General and administrative	(6,732)	(5,295)
Net income fee to related party	(190)	(106)
Advisory fee to related party	(3,091)	(5,885)
Other income	7,031	9,438
Foreign currency translation (loss) gain	(8,143)	7,645
Loss from joint venture	(1,291)	—
Earnings from unconsolidated investees	231	597
Net (loss) income from continuing operations	$(10,349)	$5,910

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of June 30,
	2019	2018
Segment assets	$383,422	$1,010,244
Investments in unconsolidated investees	74,911	6,993
Notes and interest receivable	159,582	126,507
Other assets	199,638	205,360
Total assets	$817,553	$1,349,104

NOTE 12. COMMITMENTS AND CONTINGENCIES AND LIQUIDITY

Liquidity. Management believes that TCI will generate excess cash from property operations in 2019; such excess, however, will not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Partnership Buyouts. TCI is the limited partner in various partnerships related to the construction of residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the non-affiliated partners are limited to development fees earned by the non-affiliated partners and are outlined in the respective partnership agreements.

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of June 30, 2019 UHF was in compliance with the covenants to the loan agreement.

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed and motions to dismiss the case in its entirety are currently pending.

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

As of June 30, 2019, we have 1,800,614 shares issued and 614 shares outstanding of Series A 10.0% cumulative convertible preferred stock. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the issued 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, 1,800,000 shares are held by ARL and its subsidiaries. Dividends are not paid on the shares owned by ARL.

NOTE 14. SUBSEQUENT EVENTS

The date to which events occurring after June 30, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is August 14, 2019, which is the date on which the Consolidated Financial Statements were available to be issued.

On July 28, 2019 the Company issued Series C bonds in the amount of NIS 275 million in exchange for a par value (or approximately $78 million). The bonds are reported in NIS, and registered on the TASE, bear annual interest of 4.65%. One of the Company’s commercial building complex is pledged as collateral for this issuance. On August 9, 2019, approximately $42 million of the bond proceeds was used to pay off the commercial building mortgage.

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

During the six months ended June 30, 2019, the Company sold 63.94 acres of land for an aggregate sales price of $16.3 million and purchased 9.41 acres for an aggregate purchase price of approximately $2.8 million. In addition, the Company acquired 1.27 acres of land in exchange for a note receivable with a face value of $1.8 million.

We sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million, and recognized a loss on the sale of $0.08 million.

The Company purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer. In addition, we advanced $10.8 million to several developers with the option to purchase the residential properties under construction at a future date, and sold tax increment receivables related to infrastructure development work at Windmill Farms, located in Kaufman County, Texas for $7.0 million.

We entered into a purchase and sale agreement with a third party for the sale of Vista Ridge Apartments, located in Lee County, Mississippi. This asset is classified as ‘held for sale’ for the quarter ended June 30, 2019.

As of June 30, 2019, we owned 1,512 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own approximately 2,293 acres of land held for development. The Company currently owns income-producing properties and land in eight states.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. At June 30, 2019 and 2018, we owned or had interests in a portfolio of nine and fifty-three income-producing properties, respectively.

Comparison of the three months ended June 30, 2019 to the same period ended 2018:

For the three months ended June 30, 2019, we reported a net loss applicable to common shares of $2.8 million or $0.17 per diluted loss per share, as compared to a net income applicable to common shares of $5.6 million or $0.35 per diluted earnings per share for the same period ended 2018.

Revenues

Rental and other property revenues were $11.8 million for the three months ended June 30, 2019, compared to $31.6 million for the same period in 2018. The $19.8 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-three multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $8.2 million to $7.3 million for the three months ended June 30, 2019 as compared to $15.5 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $1.8 million, real estate taxes of $2.4 million, management fees paid to third parties of $0.7 million, and other general property operating and maintenance expenses of $3.3 million.

Depreciation and amortization decreased by $3.1 million to $3.4 million during the three months ended June 30, 2019 as compared to $6.5 million for the three months ended June 30, 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $4.1 million for the three months ended June 30, 2019 and $2.9 million for the same period in 2018. The increase of $1.2 million in general and administrative expenses is due primarily to increases in fees paid to our Advisors of $0.9 million, franchise taxes of $0.1 million, and professional fees of $0.2 million.

Other income (expense)

Interest income was $6.5 million for the three months ended June 30, 2019, compared to $4.9 million for the same period in 2018. The increase of $1.6 million was due primarily to an increase of $1.5 million in interest on the receivables owed by our Advisors.

Other income was $3.4 million for the three months ended June 30, 2019, compared to $7.5 million for the same period in 2018. The decrease of $4.1 was due primarily to cash proceeds of $3.1 million received during the quarter ended June 30, 2019, from the collection of tax increment incentives related to infrastructure development work at Mercer Crossing, located in Farmers Branch, Texas, compared to insurance proceeds received during the second quarter of 2018 of approximately $6.6 million as a result of damages caused by a hurricane to one of our properties that was subsequently sold during the same quarter.

Mortgage and loan interest expense was $9.4 million for the three months ended June 30, 2019 as compared to $15.9 million for the same period in 2018. The decrease of $6.5 million is due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $2.3 million for the three months ended June 30, 2019 as compared to a gain of $5.9 million for the same period in 2018. The foreign currency loss is due primarily to a decrease in the exchange rate of our Israel New Shekels (NIS) denominated corporate bonds registered on the Tel-Aviv Stock Exchange. The exchange rate of the NIS to USD went from 3.63 at the beginning of the second quarter to an exchange rate of 3.58 at June 30, 2019. As of June 30, 2019, we have outstanding bonds of $159.4 million (or NIS 570 million) and accrued interest payable of approximately $2.8 million (or NIS 10.1 million).

Loss from unconsolidated investments was a net of $0.06 million for the three months ended June 30, 2019 as compared to earnings of $0.28 million for the three months ended June 30, 2018. The loss from unconsolidated investments during the second quarter just ended was driven primarily from our share in the losses reported by our VAA Joint Venture of $0.24 million (Refer to Note 2) offset by earnings from other unconsolidated investees of $0.17 million.

Loss from the sale of income-producing property increased for the three months ended June 30, 2019 as compared to the prior period. In the current period, we sold a multifamily residential property, located in Mary Ester, Florida for a sales price of $3.1 million and recorded a loss of $0.08 million. There were no apartment sales for the three months ended June 30, 2018.

Gain on land sales increased for the three months ended June 30, 2019 as compared to the prior period. In the current period, we sold 41.6 acres of land for an aggregate sales price of $7.6 million and recorded a gain of $2.5 million. There were no land sales for the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 to the same period ended 2018:

For the six months ended June 30, 2019, we reported a net loss applicable to common shares of $8.9 million or $0.56 per diluted share, compared to a net income applicable to common shares of $4.7 million or $0.30 per diluted share for the same period in 2018.

Revenues

Rental and other property revenues were $23.8 million for the six months ended June 30, 2019, compared to $62.7 million for the same period in 2018. The $38.9 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-three multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $16.7 million to $13.3 million for the six months ended June 30, 2019 as compared to $30.0 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $3.5 million, real estate taxes of $5.0 million, management fees paid to third parties of $1.4 million, and other general property operating and maintenance expenses of $6.8 million.

Depreciation and amortization decreased by $6.4 million to $6.5 million during the six months ended June 30, 2019 as compared to $12.9 million for the same period in 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $6.7 million for the six months ended June 30, 2019, compared to $5.3 million for the same period in 2018. The increase of $1.4 million in general and administrative expenses is due primarily to increases in fees paid to our Advisors of $1.3 million, and franchise taxes of $0.1 million.

Other income (expense)

Interest income was $12.7 million for the six months ended June 30, 2019, compared to $10.0 million for the same period in 2018. The increase of $2.7 million was due primarily to an increase in interest on receivables owed from our Advisors of $2.7 million.

Other income was $7.0 million for the six months ended June 30, 2019, compared to $9.4 million for the same period in 2018 a decrease of $2.4 million. During the six months just ended, we recognized a gain of $3.6 million as a result of deferred income associated with the sale of land held by IOR, and received cash proceeds of $3.1million from the collection of tax increment incentives from the city of Farmers Branch, Texas related to infrastructure development work at Mercer Crossing. For the same period a year ago, we received insurance proceeds of $6.6 million for one of our properties for damages caused by a hurricane, and recognized miscellaneous income of approximately $2.2 million.

Mortgage and loan interest expense was $19.4 million for the six months ended June 30, 2019 as compared to $31.6 million for the same period in 2018. The decrease of $12.2 million is due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $8.1 million for the six months ended June 30, 2019 as compared to a gain of $7.6 million for the same period in 2018. The foreign currency loss is due primarily to a decrease in the exchange rate of our Israel New Shekels (NIS) denominated corporate bonds registered on the Tel-Aviv Stock Exchange. The exchange rate of the NIS to USD went from 3.64 at the beginning of the year to an exchange rate of 3.58 at June 30, 2019. As of June 30, 2019, we have outstanding bonds of $159.4 million (or NIS 570 million) and accrued interest payable of approximately $4.9 million (or NIS 16.7 million).

Loss from unconsolidated investments was a net of $1.1 million for the six months ended June 30, 2019 as compared to earnings of $0.6 million for the six months ended June 30, 2018. The loss from unconsolidated investments during the six months ended June 30, 2019, was driven primarily from our share in the losses reported by the VAA Joint Venture of $1.3 million (Refer to Note 2).

Loss from the sale of income-producing property increased for the six months ended June 30, 2019 as compared to the prior period. During the first half of 2019, we sold a multifamily residential property for a sales price of $3.1 million and recorded a loss of $0.08 million. There were no apartment sales for the six months ended June 30, 2018.

Gain on land sales increased by $3.4 million for the six months ended June 30, 2019 as compared to the prior period. During the first half of 2019, we sold 63.9 acres of land for an aggregate sales price of $16.3 million and recorded a gain of $4.7 million. For the same period a year ago, we sold 112.2 acres of land for a sales price of $7.2 million and recorded a total gain of $1.3 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Six Months Ended March 31,
	2019	2018	Variance

Net cash (used in) provided by operating activities	$(15,490)	$2,946	$(18,436)
Net cash (used in) investing activities	$(7,910)	$(51,838)	$43,928
Net cash (used in) provided by financing activities	$(968)	$53,122	$(54,090)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the six months ended June 30, 2019, we advanced $0.95 million toward various notes receivables, purchased land for development for $2.8 million, and invested approximately $21.5 million for the development of new properties and improvement of income producing properties. For the six months ended June 30, 2018, we advanced $14.6 million toward various notes receivables and invested $50.2 million for development of new properties and improvement of income producing properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the six months ended June 30, 2019, we received aggregate sales proceeds of $15.8 million from the sale of 63.94 acres of land and recorded a gain of $4.7 million, and received $1.3 million and land valued at $1.8 million from the sale of a multifamily residential property. For the six months ended June 30, 2018, we received aggregate sales proceeds of $3.6 million from the sale of approximately 112 acres of land and recorded a gain on the sale of approximately $1.3 million. In addition, we received aggregate sale proceeds of $2.7 million from the sale of six income producing properties.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. During the six months ended June 30, 2019, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $10.4 million, and payments on our outstanding notes of $3.4 million, offset by proceeds from notes of approximately $12.9 million. During the six months ended June 30, 2018, the increase in cash flow from financing activities was primarily due to $39.4 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern, and proceeds from notes of $44.7 million, offset by payments on outstanding notes of $28.5 million.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes for the six months ended June 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $301 million in notes payable at June 30, 2019, $41.6 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by $0.2 million, and would result in an increase of $0.01 in our loss per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of approximately 7.2% at June 30, 2019.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2019. As of June 30, 2019, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: August 14, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Alla Dzyuba
Alla Dzyuba
Vice President and Chief Accounting Officer (Principal Financial Officer)