Form 10-Q
period 2019-09-30
AMERICAN REALTY INVESTORS INC
filed 2019-11-14
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,997,076
(Class)	(Outstanding at November 14, 2019)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$464,452	$455,993
Real estate subject to sales contracts at cost	1,626	3,149
Less accumulated depreciation	(86,088)	(78,099)
Total real estate	379,990	381,043

Notes and interest receivable (including $120,334 in 2019 and $105,803 in 2018 from related parties)	172,468	140,327
Less allowance for estimated losses (including $14,269 in 2019 and 2018 from related parties)	(14,269)	(14,269)
Total notes and interest receivable	158,199	126,058

Cash and cash equivalents	63,075	36,428
Restricted cash	36,865	70,187
Investment in VAA	64,962	68,399
Investment in other unconsolidated investees	7,947	7,602
Receivable from related parties	71,147	70,377
Other assets	50,177	66,055
Total assets	$832,362	$826,149

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$250,725	$286,968
Bond and interest payable	223,433	158,574
Deferred revenue (including $28,847 in 2019 and $33,904 in 2018 to related parties)	28,847	33,904
Accounts payable and other liabilities (including $11,589 in 2019 and $9,984 in 2018 to related parties)	30,896	25,576
Total liabilities	533,901	505,022

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued 1,800,614 and outstanding 614 in 2019 and 2018 (liquidation preference $10 per share), including 1,800,000 shares held by ARL and its subsidiaries in 2019 and 2018.	5	5
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2019 and 2018 , including 140,000 shares held by TCI (consolidated) in 2019 and 2018.	164	164
Treasury stock at cost; 415,785 shares in 2019 and 2018, and 140,000 shares held by TCI (consolidated) as of 2019 and 2018.	(6,395)	(6,395)
Paid-in capital	82,018	84,885
Retained earnings	163,170	179,666
Total American Realty Investors, Inc. shareholders’ equity	238,962	258,325
Non-controlling interest	59,499	62,802
Total shareholders’ equity	298,461	321,127
Total liabilities and shareholders’ equity	$832,362	$826,149

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property revenues (including $212 and $207 for the three months and $527 and $623 for the nine months ended 2019 and 2018, respectively, from related parties)	$11,943	$33,409	$35,712	$96,099

Expenses:
Property operating expenses (including $237 and $231 for the three months ended and $741 and $689 for the nine months ended 2019 and 2018, respectively, from related parties)	5,883	15,945	19,203	45,919
Depreciation and amortization	3,416	6,873	9,964	19,768
General and administrative (including $1,002 and $1,197 for the three months ended and $3,680 and $3,634 for the nine months ended 2019 and 2018, respectively, from related parties)	2,669	2,062	9,401	7,357
Net income fee to related party	83	383	273	489
Advisory fee to related party	1,758	2,936	4,849	8,821
Total operating expenses	13,809	28,199	43,690	82,354
Net operating (loss) income	(1,866)	5,210	(7,978)	13,745

Other income (expenses):
Interest income (including $6,240 and $3,275 for the three months ended and $18,328 and $8,554 for the nine months ended 2019 and 2018, respectively, from related parties)	6,856	5,710	19,514	15,701
Other income	1,288	18,750	8,319	28,188
Mortgage and loan interest (including $2,402 and $2,072 for the three months ended and $7,094 and $5,780 for the nine months ended 2019 and 2018, respectively, from related parties)	(10,420)	(17,422)	(29,796)	(49,053)
Foreign currency transaction (loss) gain	(5,153)	(1,288)	(13,296)	6,357
Loss on extinguishment of debt	(5,219)	—	(5,219)	—
Equity loss from VAA	(189)	—	(1,480)	—
Earnings from unconsolidated subsidiaries and investees	114	205	345	802
Total other (expenses) income	(12,723)	5,955	(21,613)	1,995
(Loss) income before gain on land sales, non-controlling interest, and taxes	(14,589)	11,165	(29,591)	15,740
Loss on sale of income producing properties	—	—	(80)	—
Gain on land sales	5,139	12,243	9,872	13,578
Net (loss) income from continuing operations before taxes	(9,450)	23,408	(19,799)	29,318
Income tax expense	—	(792)	—	(792)
Net (loss) income from continuing operations	(9,450)	22,616	(19,799)	28,526
Net (loss) income	(9,450)	22,616	(19,799)	28,526
Net (income) loss attributable to non-controlling interest	1,879	(2,265)	3,303	(2,981)
Net (loss) income attributable to American Realty Investors, Inc.	(7,571)	20,351	(16,496)	25,545
Preferred dividend requirement	—	(225)	—	(675)
Net (loss) income applicable to common shares	$(7,571)	$20,126	$(16,496)	$24,870

(Loss) earnings per share - basic
Net (loss) income from continuing operations	$(0.59)	$1.46	$(1.24)	$1.84
Net (loss) income applicable to common shares	$(0.47)	$1.30	$(1.03)	$1.60

(Loss) earnings per share - diluted
Net (loss) income from continuing operations	$(0.59)	$1.36	$(1.24)	$1.72
Net (loss) income applicable to common shares	$(0.47)	$1.21	$(1.03)	$1.50
Weighted average common shares used in computing earnings per share	15,997,076	15,514,360	15,997,076	15,514,360
Weighted average common shares used in computing diluted earnings per share	15,997,076	16,598,942	15,997,076	16,598,942

Amounts attributable to American Realty Investors, Inc.
Net (loss) income from continuing operations	$(9,450)	$22,616	$(19,799)	$28,526
Net (loss) income applicable to American Realty Investors, Inc.	$(7,571)	$20,351	$(16,496)	$25,545

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2019 and 2018

(unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2018	$321,127	$106,086	$5	16,412,861	$164	$(6,395)	$84,885	$179,666	$62,802
Net loss	(19,799)	(16,496)	—	—	—	—	—	(16,496)	(3,303)
Distribution to equity partner	(2,867)	—	—	—	—	—	(2,867)	—	—
Balance, September 30, 2019	$298,461	$89,590	$5	16,412,861	$164	$(6,395)	$82,018	$163,170	$59,499

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest

Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809
Net income	28,526	25,545	—	—	—	—	—	25,545	2,981
Conversion of Series A preferred stock into common stock	(395)	—	(400)	482,716	5	—	—	—	—
Series A preferred stock dividend ($1.00 per share)	(675)	—	—	—	—	—	(450)	—	—
Balance, September 30, 2018	$193,339	$(42,068)	$1,805	16,412,861	$164	$(6,395)	$109,688	$31,512	$56,790

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(dollars in thousands)

Net (loss) income	$(19,799)	$28,526
Total comprehensive (loss) income	(19,799)	28,526
Comprehensive loss (income) attributable to non-controlling interest	3,303	(2,981)
Comprehensive (loss) income attributable to American Realty Investors, Inc.	$(16,496)	$25,545

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income	$(19,799)	$28,526
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Foreign currency transaction loss (gain)	13,296	(6,357)
Loss on debt extinguishment	5,219	—
Gain on sale of land	(9,872)	(13,578)
Loss on sale of income-producing properties	80	—
Depreciation and amortization	9,964	19,768
Amortization of deferred borrowing costs	502	1,296
Amortization of bond issuance costs	2,352	2,346
Loss from joint venture	1,480	—
(Earnings) from unconsolidated subsidiaries and investees	(345)	(802)
(Increase) decrease in assets:
Accrued interest receivable	282	1,177
Other assets	9,064	521
Prepaid expense	4,435	1,407
Rent receivables	404	(621)
Related party receivables	(35,257)	(28,341)
Increase (decrease) in liabilities:
Accrued interest payable	(1,454)	(3,324)
Other liabilities	10,848	(13,233)
Net cash (used in) operating activities	(8,801)	(11,215)

Cash Flow From Investing Activities:
Proceeds from notes receivables	255	6,541
Origination of notes receivables	(7,262)	(14,557)
Distribution from equity investee	1,928	—
Acquisition of land held for development	(3,422)	—
Acquisition of income producing properties	1,296	—
Proceeds from sale of income producing properties	—	2,706
Proceeds from sale of land	21,734	10,439
Improvement of income producing properties	(4,644)	(3,688)
Construction and development of new properties	(26,667)	(73,357)
Net cash (used in) investing activities	(16,782)	(71,916)

Cash Flow From Financing Activities:
Proceeds from bonds	78,125	59,213
Bond payments	(21,742)	—
Bond issuance costs	(4,241)	(5,257)
Proceeds from notes payable	18,105	68,943
Recurring payment of principal on notes payable	(5,812)	(14,443)
Payments on maturing notes payable	—	(16,750)
Payment on commercial note payable	(41,531)	—
Debt extinguishment costs	(3,799)	—
Distributions to equity partner	(197)	—
Preferred stock dividends - Series A	—	(675)
Net cash provided by financing activities	18,908	91,031

Net increase in cash and cash equivalents	(6,675)	7,900
Cash and cash equivalents, beginning of period	106,615	88,538
Cash and cash equivalents, end of period	$99,940	$96,438

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,521	$45,655

Schedule of noncash investing and financing activities:
Land received in exchanged for note receivable	$1,800	$—
Notes receivable received from sale of income-producing properties	$—	$1,735
Seller financing note - acquisition of income-producing properties	$—	$1,895
Notes payable issued on acquisition of income-producing properties	$—	$31,175
Notes payable issued on acquisition of land	$1,155	$—

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

Properties

At September 30, 2019, our income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;
●	Nine residential apartment communities owned directly by us comprising in 1,512 units, excluding apartments being developed;
●	Approximately 2,310 acres of developed and undeveloped land; and
●	Fifty-one residential apartment communities totaling 9,643 units owned by our 50% owned investee VAA.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year.

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

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

Balance Sheet	September 30, 2019

Net real estate assets	$1,240,076
Other assets	53,808
Debt, net	(816,581)
Other liabilities	(274,604)
Total equity	(202,699)

Results of Operations	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue	$29,657	$85,985
Total property, operating, and maintenance expenses	(13,863)	(42,345)
Interest expense	(15,425)	(45,294)
Depreciation and Amortization	(16,036)	(46,792)
Total other expense	(917)	(1,919)
Net loss	$(16,584)	$(50,365)

Below is a reconciliation of our allocation of income or loss from VAA.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
VAA net loss	$(16,584)	$(50,365)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	6,314	18,804
In-place lease intangibles - amortization expense	9,272	26,037
Depreciation basis differences	621	2,565
Net loss	$(377)	$(2,959)
Percentage ownership in VAA	50%	50%
Loss from VAA	$(189)	$(1,480)

NOTE 3. REAL ESTATE ACTIVITY

The following table summarizes ARL’s real estate investments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018

Apartments	$135,172	$126,274
Apartments under construction	32,285	21,916
Commercial properties	228,805	224,162
Land held for development	68,190	83,641
Real estate subject to sales contract	1,626	3,149
Total real estate, at cost, less impairment	466,078	459,142
Less accumulated deprecation	(86,088)	(78,099)
Total real estate, net of depreciation	$379,990	$381,043

The following is a description of the Company’s significant real estate and financing transactions for the three months ended September 30, 2019:

●	Sold 7.37 acres of land located in Farmers Branch, Texas for an aggregate sales price of $5.4 million and recognized a gain on the sale of approximately $3.9 million.

●	Sold 8.78 acres of land located in Forney, Texas for a total sales price of $1.6 million and recognized a gain on the sale of approximately $1.2 million.

●	Purchased 32.58 acres of land in Athens, Alabama for a total purchase price of $1.8 million, out of which $0.6 million was paid in cash and the remaining balance of $1.2 million was issued as a note payable. The note payable matures in eighteen months and bears an annual interest rate of 5.91%.

●	Sold water district receivables related to infrastructure development work, located in Kaufman County, Texas for $5.0 million. No gain or loss was recognized from the sale of these receivables.

●	Issued Series C bonds on the TASE in the amount of NIS 275 million (or approximately $78.1 million), bearing an annual interest of 4.65%. The interest will be paid on January 31 and July 31 of each of the years 2020 through 2023, with the bond principal payment due in 2023. From the proceeds from the sale of the Series C bonds the Company paid off the mortgage debt of $41.5 million related to one of its commercial buildings used as collateral for this issuance.

The Company continues to invest in the development of apartment projects. During the nine months ended September 30, 2019, ARL has invested $26.4 million related to the construction or predevelopment of various apartment complexes and capitalized $0.3 million of interest costs.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2019 and 2018, the Company paid interest expense of $33.5 million and $45.7 million, respectively.

Cash and cash equivalents, and restricted cash for the nine months ended September 30, 2019 and 2018 was $99.9 million and $96.4 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows.

	September 30,
	2019	2018

Cash and cash equivalents	$63,075	$23,768
Restricted cash (cash held in escrow)	24,052	57,117
Restricted cash (certificate of deposits)	5,733	9,155
Restricted cash (held with Trustee)	7,080	6,398
Total cash, cash equivalents and restricted cash	$99,940	$96,438

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

Below is a summary of our notes receivable as of September 30, 2019 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
H198, LLC (Las Vegas Land)	01/20	12.00%	5,907	Secured
H198, LLC (Legacy at Pleasant Grove Land)	10/19	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
RAI PFBL 2018 Purch Fee Note Weatherford	12/21	12.00%	525	Secured
Forest Pines	11/20	5.00%	2,675	Secured
Spyglass Apartments of Ennis, LP	11/19	5.00%	5,287	Secured
Bellwether Ridge	05/20	5.00%	3,706	Secured
Parc at Windmill Farms	05/20	5.00%	6,513	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,732	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	2,485	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	2,555	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	6,140	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/21	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	11,074	Unsecured
Unified Housing Foundation, Inc. (1)	03/22	12.00%	4,782	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	07/21	12.00%	838	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/21	12.00%	773	Secured
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	07/21	12.00%	839	Secured
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	07/21	12.00%	432	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	07/21	12.00%	913	Secured
Unified Housing Foundation, Inc. (Bella Vista) (1)	08/21	12.00%	212	Secured
Unified Housing Foundation, Inc. (1)	10/21	12.00%	6,831	Unsecured
Unified Housing Foundation, Inc. (1)	12/32	12.00%	1,349	Unsecured
Realty Advisors Management, Inc. (1)	12/24	2.28%	20,387	Unsecured
One Realco Corporation	01/20	3.00%	7,000	Unsecured
Other related party notes (1) (2)	Various	Various	4,019	Various secured interests
Other non-related party notes	Various	Various	17,308	Various secured interests
Accrued interest			11,048
Total Performing			$172,468
Allowance for estimated losses			(14,269)
Total			$158,199

(1) Related party notes.

(2) An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At September 30, 2019, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $120.3 million. We recognized interest income of $8.1 million related to these notes receivables.

The Company has distributed the interest of ‘Class A Limited Partners of Edina Park Plaza Associates’, Limited Partnership, of which a subsidiary of ARI was the general partner as a result of non-payment of certain promissory notes in the amount of $2.7 million upon maturity (Refer to Note 14 ‘Edina Park Class A Plaza Limited Partners’).

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	September 30,
SUMMARY OF FINANCIAL POSITION:	2019	2018
Real estate, net of accumulated depreciation	$13,132	$13,846
Notes receivable	11,111	10,967
Other assets	32,614	32,097
Notes payable	(9,386)	(10,523)
Other liabilities	(6,853)	(7,881)
Shareholders’ equity	(40,618)	(38,506)

	September 30,
SUMMARY OF OPERATIONS:	2019	2018
Revenue	$40,001	$40,362
Depreciation	(1,092)	(1,092)
Operating expenses	(36,716)	(37,206)
Interest expense	(468)	(507)
Income from continuing operations	1,725	1,557
Net income	$1,725	$1,557

Company’s 20% proportionate share of earnings	$345	$311

NOTE 7. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of September 30, 2019 (dollars in thousands):

	September 30, 2019	December 31, 2018
Apartments	$105,437	$94,759
Apartments under Construction	17,682	14,402
Commercial	93,658	136,327
Land	19,622	27,520
Corporate and other notes	20,827	22,527
Total notes payable	$257,226	$295,535
Less: unamortized deferred borrowing costs	(7,503)	(9,428)
Total outstanding notes payable, net	$249,723	$286,107
Accrued Interest	1,002	861
Total notes payable, net and accrued interest	$250,725	$286,968

On July 28, 2019, simultaneously with the issuance of the Series C bonds, the Company paid off the mortgage debt of $41.5 million for one of its commercial properties. As a result of the retirement of this debt, the Company recorded a loss on extinguishment of approximately $5.2 million, which consisted of debt borrowing costs write-off of $1.4 million and a prepayment penalty of approximately $3.9 million.

In conjunction with the development of various apartment projects and land developments, we drew down $13.8 million in construction loans during the nine months ended September 30, 2019.

NOTE 8. BONDS AND BONDS INTEREST PAYABLE

Following is the outstanding balance of SPC’s Bonds and interest payable as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Bonds (Series A)	$91,962	$106,686
Bonds (Series B)	39,546	36,740
Bonds (Series B expansion)	20,764	19,290
Bonds (Series C)	79,115	—
Total outstanding bonds	$231,387	$162,716
Less: deferred bond issuance costs	(10,531)	(8,179)
Total outstanding bonds, net	220,856	154,537
Accrued Interest	2,577	4,037
Total oustanding bonds, net and accrued interest	$223,433	$158,574

The aggregate maturity of the bonds are as follows:

Year	September 30, 2019	December 31, 2018

2019	$—	$22,049
2020	22,786	22,049
2021	34,748	33,629
2022	34,748	33,629
2023	113,073	30,070
Thereafter	26,032	21,290
	$231,387	$162,716

On July 28, 2019, SPC issued Series C bonds in the amount of NIS 275 million (or approximately $78.1 million). The bonds are reported in NIS, and registered on the TASE, and bear an annual interest of 4.65%. Interest will be paid on January 31 and July 31 of each of the years 2020 through 2023, and the principal payment due in 2023. The Company incurred bond issuance costs of approximately $4.2 million.

During the nine months ended September 30, 2019, the Company made payments of $21.8 million and $11.6 million on bond principal and interests, respectively.

The Company recognized a loss on foreign currency exchange rate of $13.3 million during the nine month ended September 30, 2019.

On September 23, 2019, Southern entered into a foreign exchange risk hedging transaction agreement with Bank Leumi with the aim of hedging the risk that the NIS exchange rate against the dollar will fall below 3, thereby reducing the exposure of the bonds (Series A, B and C) to exchange rate volatility.  The term of the agreement is six months and the face value of the transaction is NIS 664 million ($ 221 million).  The hedge transaction costs as well as the fair value as of September 30, 2019 are immaterial.

NOTE 9. DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of September 30, 2019, we had deferred gain of $28.8 million.

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

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of September 30, 2019 (dollars in thousands):

Pillar
Related party receivable, December 31, 2018	$70,377
Cash transfers	22,407
Advisory fees	(4,849)
Net income fee	(273)
Cost reimbursements	(3,463)
Interest income	4,038
Notes receivable purchased	(28,857)
Expenses (paid) received by Advisor	12,062
Financing (mortgage payments)	(223)
Sales/purchases Commission	(72)
Related party receivable, September 30, 2019	$71,147

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

Presented below is our reportable segments’ operating income for the three months ended September 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended September 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,023	$3,859	$60	$1	$11,943
Property operating expenses	(3,503)	(2,162)	(560)	342	(5,883)
Depreciation	(2,553)	(863)	—	—	(3,416)
Mortgage and loan interest	(1,700)	(1,050)	(612)	(7,058)	(10,420)
Loss on debt extinguishment	(5,219)	—	—	—	(5,219)
Interest income	—	—	—	6,856	6,856
Gain on land sales	—	—	5,139	—	5,139
Segment operating (loss) income	$(4,952)	$(216)	$4,027	$141	$(1,000)

Capital expenditures	$599	$9,233	$590	$—	$10,422

Property Sales
Sales price	$—	$—	$6,970	$—	$6,970
Cost of sale	—	—	(1,831)	—	(1,831)
Gain on sale	$—	$—	$5,139	$—	$5,139

	Commercial
For the Three Months Ended September 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,227	$25,274	$(95)	$3	$33,409
Property operating expenses	(4,236)	(11,345)	(158)	(206)	(15,945)
Depreciation	(2,523)	(4,364)	—	14	(6,873)
Mortgage and loan interest	(1,921)	(5,721)	(306)	(9,474)	(17,422)
Interest income	—	—	—	5,710	5,710
Gain on land sales	—	—	12,243	—	12,243
Segment operating (loss) income	$(453)	$3,844	$11,684	$(3,953)	$11,122

Capital expenditures	$962	$114	$(107)	$—	$969

Property Sales
Sales price	$—	$—	$35,519	$—	$35,519
Cost of sale	—	—	(23,276)	—	(23,276)
Gain on sale	$—	$—	$12,243	$—	$12,243

The following table presents the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended
	September 30,
	2019	2018
Segment operating income (loss)	$(1,000)	$11,122
Other non-segment items of income (expense)
General and administrative	(2,669)	(2,062)
Net income fee to related party	(83)	(383)
Advisory fee to related party	(1,758)	(2,936)
Other income	1,288	18,750
Foreign currency translation (loss) gain	(5,153)	(1,288)
Loss from joint venture	(189)	—
Earnings from unconsolidated investees	114	205
Income tax expense	—	(792)
Net (loss) income from continuing operations	$(9,450)	$22,616

Presented below is our reportable segments’ operating income for the nine months ended September 30, 2019 and 2018, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Nine Months Ended September 30, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$24,270	$11,377	$60	$5	$35,712
Property operating expenses	(11,849)	(6,238)	(605)	(511)	(19,203)
Depreciation	(7,660)	(2,304)	—	—	(9,964)
Mortgage and loan interest	(5,614)	(2,987)	(982)	(20,213)	(29,796)
Loss on debt extinguishment	(5,219)	—	—	—	(5,219)
Interest income	—	—	—	19,514	19,514
Loss on the sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	9,872	—	9,872
Segment operating (loss) income	$(6,072)	$(232)	$8,345	$(1,205)	$836

Capital expenditures	$4,644	$26,667	$3,422	$—	$34,733
Real estate assets	$158,854	$151,320	$69,816	$—	379,990

Property Sales
Sales price	$—	$3,096	$23,287	$—	$26,383
Cost of sale	—	(3,176)	(13,415)	—	(16,591)
(Loss) gain on sale	$—	$(80)	$9,872	$—	$9,792

	Commercial
For the Nine Months Ended September 30, 2018	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$23,187	$73,001	$(95)	$6	$96,099
Property operating expenses	(12,222)	(33,127)	(291)	(279)	(45,919)
Depreciation	(7,138)	(12,709)	—	79	(19,768)
Mortgage and loan interest	(5,662)	(16,520)	(437)	(26,434)	(49,053)
Interest income	—	—	—	15,701	15,701
Gain on land sales	—	—	13,578	—	13,578
Segment operating (loss) income	$(1,835)	$10,645	$12,755	$(10,927)	$10,638

Capital expenditures	$3,688	$(2,398)	$(724)	$—	$566
Real estate assets	$134,142	$823,619	$91,586	$643	$1,049,990

Property Sales
Sales price	$2,313	$8,512	$38,503	$—	$49,328
Cost of sale	(2,313)	(8,512)	(24,925)	—	(35,750)
Gain on sale	$—	$—	$13,578	$—	$13,578

The following table presents the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	For the Nine Months Ended
	September 30,
	2019	2018
Segment operating income (loss)	$836	$10,638
Other non-segment items of income (expense)
General and administrative	(9,401)	(7,357)
Net income fee to related party	(273)	(489)
Advisory fee to related party	(4,849)	(8,821)
Other income	8,319	28,188
Foreign currency translation (loss) gain	(13,296)	6,357
Loss from joint venture	(1,480)	—
Earnings from unconsolidated investees	345	802
Income tax expense	—	(792)
Net (loss) income from continuing operations	$(19,799)	$28,526

The table below reconciles the segment information to the corresponding amounts in the Consolidated Balance Sheets:

	As of September 30,
	2019	2018
Segment assets	$379,990	$1,049,990
Investments in unconsolidated investees	72,909	7,504
Notes and interest receivable	158,199	124,020
Other assets	221,264	220,924
Total assets	$832,362	$1,402,438

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

Guarantees. The Company is the primary guarantor on a $39.1 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of September 30, 2019 UHF was in compliance with the covenants to the loan agreement.

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety which are currently pending.

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

As of September 30, 2019, we have 1,800,614 shares issued and 614 shares outstanding of Series A 10.0% cumulative convertible preferred stock. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. Of the issued 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, 1,800,000 shares are held by ARL and its subsidiaries. Dividends are not paid on the shares owned by ARL.

NOTE 14. EDINA PARK CLASS A PLAZA LIMITED PARTNERS

The Company has distributed the interest of ‘Class A Limited Partners of Edina Park Plaza Associates’, Limited Partnership, of which a subsidiary of ARI was the general partner as a result of non-payment of certain promissory notes in the amount of $2.7 million upon maturity (Refer to Note 5 ‘Notes And Interest Receivable’).

NOTE 15. SUBSEQUENT EVENTS

The date to which events occurring after September 30, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is November 14, 2019, which is the date on which the Consolidated Financial Statements were available to be issued.

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

During the nine months ended September 30, 2019, the Company sold 80.1 acres of land for an aggregate sales price of $23.3 million and purchased 41.9 acres for an aggregate purchase price of approximately $4.6 million. In addition, the Company acquired 1.27 acres of land in exchange for a note receivable with a face value of $1.8 million.

We sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million, and recognized a loss on the sale of $0.08 million.

The Company purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer. In addition, we advanced $10.8 million to several developers with the option to purchase the residential properties under construction at a future date, and sold tax increment receivables related to infrastructure development work at Windmill Farms, located in Kaufman County, Texas for $12.0 million.

As of September 30, 2019, we owned 1,512 units in nine residential apartment communities, and seven commercial properties comprising approximately 1.7 million rentable square feet. In addition, we own approximately 2,310 acres of land held for development. The Company currently owns income-producing properties and land in eight states.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, as included in Part I, Item 1. “Financial Statements” of this report. At September 30, 2019 and 2018, we owned or had interests in a portfolio of nine and fifty-eight income-producing properties, respectively.

Comparison of the three months ended September 30, 2019 to the same period ended 2018:

For the three months ended September 30, 2019, we reported a net loss applicable to common shares of $7.6 million or $0.47 per diluted loss per share, as compared to a net income applicable to common shares of $20.1 million or $1.21 per diluted earnings per share for the same period ended 2018.

Revenues

Rental and other property revenues were $11.9 million for the three months ended September 30, 2019, compared to $33.5 million for the same period in 2018. The $21.6 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-eight multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $10.0 million to $5.9 million for the three months ended September 30, 2019 as compared to $15.9 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $1.9 million, real estate taxes of approximately $3.8 million, management fees paid to third parties of $0.8 million, and other general property operating and maintenance expenses of $3.5 million.

Depreciation and amortization decreased by $3.5 million to $3.4 million during the three months ended September 30, 2019 as compared to $6.9 million for the three months ended September 30, 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $2.7 million for the three months ended September 30, 2019 and $2.1 million for the same period in 2018. The increase of $0.6 million in general and administrative expenses is primarily due to increases in fees paid to our Advisors of $0.6 million.

Other income (expense)

Interest income was $6.9 million for the three months ended September 30, 2019, compared to $5.7 million for the same period in 2018. The increase of $1.2 million was due to an increase of $1.2 million in interest on the receivables owed by our Advisors and related parties.

Other income was $1.3 million for the three months ended September 30, 2019, compared to $18.8 million for the same period in 2018. The decrease of $17.5 million was primarily due to the recognition of gain from deferred income of $17.6 million associated with the sale of assets during the three months ended September 30, 2018 as opposed to $1.2 million of gain recognized from deferred income related to the sale of assets during the three months ended September 30, 2019.

Mortgage and loan interest expense was $10.4 million for the three months ended September 30, 2019 as compared to $17.4 million for the same period in 2018. The decrease of $7.0 million is primarily due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $5.2 million for the three months ended September 30, 2019 as compared to a loss of $1.3 million for the same period in 2018. The increase of $3.9 million is due to the unfavorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Israel Shekels denominated bonds and the increase in our bonds obligations during the three months ended September 30, 2019 as compared to the same period a year ago.

Loss on debt extinguishment was $5.2 million with no comparable amount in 2018. The loss is the result of debt borrowing costs write-off of $1.4 million and prepayment penalty of approximately $3.9 million associated with the payment of $41.5 million of mortgage debt for one of our commercial buildings.

Loss from unconsolidated investments was a net of $0.08 million for the three months ended September 30, 2019 as compared to earnings of $0.2 million for the three months ended September 30, 2018. The loss from unconsolidated investments during the third quarter just ended was driven primarily from our share in the losses reported by our VAA Joint Venture of $0.19 million (Refer to Note 2) offset by earnings from other unconsolidated investees of $0.11 million.

Gain on land sales was $5.1 for the three months ended September 30, 2019 as compared to a gain of $12.2 million for the same period in 2018. During the three months ended September 30, 2019, we sold 16.2 acres of land for an aggregate sales price of $7.0 million and recognized a gain of $5.1 million. For the same period a year ago, we sold approximately 50 acres of land for an aggregate sales price of $35.5 million and recognized a gain of $12.2 million.

Comparison of the nine months ended September 30, 2019 to the same period ended 2018:

For the nine months ended September 30, 2019, we reported a net loss applicable to common shares of $16.5 million or $1.03 per diluted share, compared to a net income applicable to common shares of $24.9 million or $1.50 per diluted share for the same period in 2018.

Revenues

Rental and other property revenues were $35.7 million for the nine months ended September 30, 2019, compared to $96.1 million for the same period in 2018. The $60.4 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of nine as compared to fifty-eight multifamily residential apartment buildings for the same period a year ago as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $26.7 million to $19.2 million for the nine months ended September 30, 2019 as compared to $45.9 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $5.4 million, real estate taxes of approximately $8.8 million, management fees paid to third parties of $2.1 million and other general property operating and maintenance expenses of $10.4 million.

Depreciation and amortization decreased by $9.9 million to $9.9 million during the nine months ended September 30, 2019 as compared to $19.8 million for the same period in 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $9.4 million for the nine months ended September 30, 2019, compared to $7.4 million for the same period in 2018. The increase of $2.0 million in general and administrative expenses is primarily due to increases in fees paid to our Advisors of $1.7 million, professional fees of $0.3 million, and franchise taxes of $0.1 million.

Other income (expense)

Interest income was $19.5 million for the nine months ended September 30, 2019, compared to $15.7 million for the same period in 2018. The increase of $3.8 million was primarily due to an increase in interest income of approximately $3.2 million on receivables owed from our Advisors and $0.6 million on note receivables owed by related parties.

Other income was $8.3 million for the nine months ended September 30, 2019, compared to $28.2 million for the same period in 2018, a decrease of $19.9 million. During the nine months just ended, we recognized a gain of $4.8 million as a result of deferred income associated with the sale of land held by IOR, received cash proceeds of $3.1 million from the collection of tax increment incentives from the city of Farmers Branch, Texas related to infrastructure development work at Mercer Crossing, and recognized miscellaneous income of approximately $1.0 million. For the same period a year ago, we received insurance proceeds of $6.6 million for one of our properties for damages caused by a hurricane, recognized a gain of $17.6 million as a result of deferred income related to the sale of land, and recognized miscellaneous income of approximately $2.2 million.

Mortgage and loan interest expense was $29.8 million for the nine months ended September 30, 2019 as compared to $49.1 million for the same period in 2018. The decrease of $19.3 million is primarily due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $13.3 million for the nine months ended September 30, 2019 as compared to a gain of $6.4 million for the same period in 2018. The increase of $19.7 million is due to the unfavorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Israel Shekels denominated bonds and the increase in our bonds obligations during the nine months ended September 30, 2019 as compared to the same period a year ago.

Loss on debt extinguishment was $5.2 million with no comparable amount in 2018. The loss is the result of debt borrowing costs write-off of $1.4 million and prepayment penalty of approximately $3.9 million associated with the payment of $41.5 million of mortgage debt for one of our commercial buildings.

Loss from unconsolidated investments was a net of $1.1 million for the nine months ended September 30, 2019 as compared to earnings of $0.8 million for the nine months ended September 30, 2018. The loss from unconsolidated investments during the nine months ended September 30, 2019, was driven primarily from our share in the losses reported by our joint venture VAA of $1.5 million (Refer to Note 2).

Loss from the sale of income-producing property increased for the nine months ended September 30, 2019 as compared to the prior period. During the nine months ended September 30, 2019, we sold a multifamily residential property for a sales price of $3.1 million and recorded a loss of $0.08 million. During the nine months ended September 30, 2018, we sold six multifamily residential properties at an aggregate sales price of $8.5 million and recorded no gain or loss from the sale.

Gain on land sales decreased by $3.7 million for the nine months ended September 30, 2019 to $9.9 million as compared to $13.6 million for the same period a year ago. During the nine months ended September 30, 2019, we sold 80.1 acres of land for an aggregate sales price of $23.3 million and recorded a gain of $9.9 million. For the same period a year ago, we sold 112.2 acres of land for a sales price of $38.5 million and recorded a gain of $13.6 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018	Incr /(Decr)

Net cash (used in) operating activities	$(8,801)	$(11,215)	$4,342
Net cash (used in) investing activities	$(16,782)	$(71,916)	$53,206
Net cash provided by financing activities	$18,908	$91,031	$(72,123)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2019, we advanced $7.3 million toward various notes receivable, purchased land for development for $3.4 million, and invested approximately $31.3 million for the development of new properties and improvement of income producing properties. For the nine months ended September 30, 2018, we advanced $14.6 million toward various notes receivable and invested $77.0 million for development of new properties and improvement of income producing properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the nine months ended September 30, 2019, we received aggregate sales proceeds of $21.7 million from the sale of 80.1 acres of land and recorded a gain of $9.9 million and sold a residential property for which we received cash proceeds of $1.3 million and a plot of land valued at $1.8 million. For the nine months ended September 30, 2018, we received aggregate sales proceeds of $10.4 million from the sale of 112.2 acres of land. In addition, we received aggregate sale proceeds of $2.7 million from the sale of six income producing properties and a golf course.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable. For the nine months ended September 30, 2019, cash flow from financing activities was $18.9 million compared to $91.0 million for the same period a year ago. During the nine months ended September 30, 2019, we received $78.1 million from the sale of nonconvertible Series C Bonds by Southern, and made payments on bond principal of $21.7 million and mortgage debt of $41.5 million. During the nine months ended September 30, 2018, the increase in cash flow from financing activities was primarily due to $59.2 million of proceeds received from the sale of nonconvertible Series B Bonds by Southern.

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

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses. ARL had a loss for federal income tax purposes for the nine months ended September 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. Of our $257 million in notes payable at September 30, 2019, $4.4 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by approximately $0.05 million, and would result in an increase of $0.003 in our loss per share for the nine months ended September 30, 2019.

At September 30, 2019, the Company’s weighted average borrowing rate was approximately 5.0%. Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2019. As of September 30, 2019, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: November 14, 2019	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Alla Dzyuba
Alla Dzyuba
Vice President and Chief Accounting Officer (Principal Financial Officer)