Form 10-K
period 2019-12-31
AMERICAN REALTY INVESTORS INC
filed 2020-03-30
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Based on the last sale at the close of business on June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17,795,030 The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 25, 2020, there were 15,997,076 shares of common stock outstanding.

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

The Company is headquartered in Dallas, Texas and its common stock is listed and trades on the New York Stock Exchange (“NYSE”) under the symbol “ARL”. Over 80% of ARL’s stock is owned by related parties. ARL and a subsidiary own approximately 78.38% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, which has its common stock listed and traded on the NYSE under the symbol “TCI”. TCI’s financial results are consolidated with those of ARL. In 2012, May Realty Holdings, Inc. (“MRHI”) subsidiaries acquired more than 80% of ARL stock and as a result, ARL is included in the MRHI consolidated group for federal income tax reporting. We have no employees.

TCI owns approximately 81.23% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”). IOR’s financial results are consolidated with those of TCI and its subsidiaries.  Shares of IOR are listed and traded on the NYSE American under the symbol “IOR”.

ARL’s Board of Directors are responsible for directing the overall affairs of ARL and for setting the strategic policies that guide the Company. As of April 30, 2011, the Board of Directors delegated the day-to-day management of the Company to Pillar Income Asset Management, Inc. (“Pillar”), a Nevada corporation, under a written Advisory Agreement that is reviewed annually by ARL’s Board of Directors. The directors of ARL are also directors of TCI and four are also directors of IOR. The Chairman of the Board of Directors of ARL also serves as the Chairman of the Board of Directors of TCI and IOR. The executive officers of ARL also serve as officers of TCI, IOR and Pillar.

Pillar, the sole shareholder of which is Realty Advisors, LLC, a Nevada limited liability company, the sole member of which is Realty Advisors, Inc. (“RAI”), a Nevada corporation, the sole shareholder of which is MRHI, a Nevada corporation, the sole shareholder of which is a trust known as the May Trust, became the Company’s external contractual Advisor and Cash Manager.  Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges, for the Company’s benefit, debt and equity financing with third party lenders and investors. Pillar also serves as the contractual Advisor and Cash Manager to TCI and IOR.  As the contractual advisor, Pillar is compensated by ARL under an Advisory Agreement that is more fully described in Part III, Item 10. “Directors, Executive Officers and Corporate Governance – The Advisor”.  Employees of Pillar render services to ARL in accordance with the terms of the Advisory Agreement.

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

Southern Properties Capital Ltd. a British Virgin Island corporation (“Southern” or “SPC”), is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures (that cannot be converted into any other security) listed and traded on the Tel-Aviv Stock Exchange(“TASE”). Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

 At December 31, 2019, our portfolio of income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;
●	Ten residential apartment communities owned directly by us comprising in 1,657 units, excluding apartments being developed;
●	Approximately 1,951 acres of developed and undeveloped land; and
●	Fifty-one residential apartment communities totaling 9,888 units owned by our 50% owned investee VAA.

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2019:

	Apartments (Company owned)		Apartments (VAA owned)		Commercial (Company owned)
Location	No.	Units	No.	Units	No.	SF
Alabama	1	200	1	168	—	—
Arkansas	—	—	5	1,122	—	—
Colorado	—	—	2	260	—	—
Florida	1	33	2	388	1	6,722
Georgia	—	—	1	222	—	—
Louisiana	2	384	3	464	—	—
Mississippi	2	400	1	196	—	—
North Carolina	—	—	1	201	—	—
Nevada	—	—	1	308	—	—
Tennessee	1	144	4	708	—	—
Texas-Greater Dallas-Ft Worth	—	—	19	3,709	4	1,473,634
Texas-Greater Houston	—	—	2	416	1	95,329
Texas-Other	3	496	9	1,726	—	—
Wisconsin	—	—	—	—	1	122,205
Total	10	1,657	51	9,888	7	1,697,890

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

We join with third-party development companies to construct residential apartment communities. At December 31, 2019, TCI and VAA had five and one apartment projects in development. The third-party developer typically holds a general partner, as well as a limited partner interest in a limited partnership formed for the purpose of building a single property, while we generally take a limited partner interest in the limited partnership. We may contribute land to the partnership as part of our equity contribution or we may contribute the necessary funds to the partnership to acquire the land. We are required to fund all required equity contributions while the third-party developer is responsible for obtaining construction financing, hiring a general contractor and for the overall management, successful completion, initial lease-up and delivery of the project. We generally bear all the economic risks and rewards of ownership in these partnerships and therefore include these partnerships in our consolidated financial statements. The third-party developer is paid a developer fee typically equal to a percentage of the construction costs. When the project reaches stabilized occupancy, we acquire the third-party developer’s partnership interests in exchange for any remaining unpaid developer fees.

At December 31, 2019, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Sugar Mill III	Addis, LA	72	$7,417,244	$10,014,582
Parc at Denham Springs Phase II	Denham Springs, LA	144	17,791,765	18,767,871
Forest Pines II (Forest Grove)	Bryan, TX	84	4,843,342	11,258,990
LD Athens	Athens, Al	232	81,372	30,519,021
McKinney Heritage	McKinney, TX	176	88,931	24,767,176
Total		708	$30,222,654	$95,327,640

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

We have made investments in a number of large tracts of undeveloped and partially developed land and intend to continue to improve these tracts of land for our own development purposes or make the improvements necessary to ready the land for sale to other developers.

At December 31, 2019, our investments in undeveloped and partially developed land consisted of the following (dollars in thousands):

Location	Acquired	Acres	Cost	Intended Use
Dallas, TX	1996-2013	11.57	3,057	Mixed use
Farmers Branch, TX	2008	60.62	10,966	Mixed use
Kaufman County, TX	2011	1,781.83	49,238	Mixed use
Various	1990-2008	96.97	6,742	Various
Total Land Holdings		1,950.99	$70,003

Significant Real Estate Acquisitions/Dispositions and Financings

The following is a description of the Company’s significant real estate and financing transactions (through TCI) during the year ended December 31 2019:

●	Sold 35.9 acres of land located in Farmers Branch, Texas for an aggregate sales price of $18.9 million and recognized a gain on the sale of $9.0 million.

●	Sold 29.4 acres of land located in Forney, Texas for a total sales price of $5.0 million and recognized a gain on the sale of approximately $4.1 million.

●	Sold 10.33 acres of land located in Dallas, Texas for a total sales price of $2.1 million and recognized a gain on the sale of approximately $0.4 million.

●	Sold 6.25 acres of land located in Nashville, Tennessee for a total sales price of $2.3 million and recognized a gain on the sale of approximately $0.9 million.

●	Sold 23.24 acres of land located in Fort Worth, Texas for a total sales price of $1.8 million and recognized a gain on the sale of approximately $0.5 million.

●

Sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million out of which $1.8 million represents land received with a total acreage of 1.27 acres located in Riverside, California in exchange for a note receivable of the same value. The Company recognized a loss from this sale of approximately $0.08 million.

●

Purchased 33.05 acres of land in Athens, Alabama for a total purchase price of $2.1 million, out of which $0.9 million was paid in cash and the remaining balance of $1.2 million was issued as a note payable. The note payable matures in eighteen months and bears an annual interest rate of 5.91%.

●	Purchased from a third party 8.94 acres of land located in Collin County, Texas for a total purchase price of $2.5 million.

●	Purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer.

●	Sold fresh water district receivables related to infrastructure development work, located in Kaufman County, Texas for $12.0 million. No gain or loss was recognized from the sale of these receivables.

●	Purchased notes receivables from related parties for an aggregate purchase price of $29.0 million. No gain or loss was recognized from the purchase of the notes receivables (refer to Note 5).

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

The Company continues to invest in the development of apartment projects. During the year ended December 31, 2019, ARL through its subsidiaries have invested $28.5 million related to the construction or predevelopment of various apartment complexes and capitalized $0.8 million of interest costs.

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

An investment in our securities involves various risks. All investors should carefully consider the following risk factors applicable to ARL and its subsidiaries in conjunction with the other information in this report before trading our securities.

Risk Factors Related to our Business

Our business may be impacted as a result of the pandemic impact the coronavirus (“COVID 19”) may have in the U.S. and global economy.

During 2020, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. The Company is taking all necessary steps to keep our business premises, tenants, vendors and employees in a safe environment and are constantly monitoring the impact of COVID – 19.  At this point, the extent to which COVID – 19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations.

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

We may experience increased operating costs which could adversely affect our financial results and the value of our properties .

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

 Our ability to achieve growth in operating income depends in part on its ability to develop additional properties .

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

We face risks associated with property acquisitions .

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

We had total indebtedness, including bonds and notes payable, at December 31, 2019 of approximately  $501.7 million. Substantially all assets have been pledged to secure debt. These borrowings increase the risk of loss because they represent a prior claim on assets and most require fixed payments regardless of profitability. Our leveraged position makes us vulnerable to declines in the general economy and may limit the Company’s ability to pursue other business opportunities in the future.

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

Unbudgeted capital expenditures or cost overruns could adversely affect business operations and cash flow .

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

The overall business is subject to all of the risks associated with the real estate industry .

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

On December 31, 2019, our portfolio consisted of sixteen income-producing properties consisting of ten apartment communities totaling 1,657 units, seven commercial properties consisting of five office buildings and two retail centers. In addition, we own or control 1,951 acres of improved and unimproved land held for future development or sale.

The average annual rental and other property revenue per square foot is $13.36 for the Company’s residential apartment portfolio and $25.61 for the commercial portfolio. Through our joint venture VAA we have a 50 percent ownership interest to a portfolio of fifty-one income-producing properties with a total of 9,888 units, which generated an average annual rental revenue of $14.74 per square foot.

The table below shows information relating to those properties in which we own or have an ownership interest through subsidiaries, all of which are suitable and adequate for the purpose for which each is utilized:

Residential Apartments	Location	Units	Occupancy
Chelsea	Beaumont, TX	144	90.97%
Farnham Park	Port Arthur, TX	144	95.83%
Landing Bayou	Houma, LA	240	89.58%
Legacy at Pleasant Grove	Texarkana, TX	208	88.94%
Toulon	Gautier, MS	240	98.33%
Villager	Fort Walton, FL	33	90.91%
Villas at Bon Secour Apts	Gulf Shores, AL	200	92.00%
Vista Ridge	Tupelo, MS	160	93.13%
Overlook at Allensville Phase II	Sevierville, TN	144	89.58%
Parc at Denham Springs Phase II	Denham Springs, LA	144	5.56%
10	Total Apartment Units	1,657

Office Buildings	Location	SqFt	Occupancy
600 Las Colinas	Irving, TX	512,173	79.43%
770 South Post Oak	Houston, TX	95,438	83.85%
Browning Place (Park West I)	Farmers Branch, TX	625,297	87.03%
Senlac (VHP)	Farmers Branch, TX	2,821	100.00%
Stanford Center	Dallas, TX	333,234	90.91%
5	Total Office Buildings	1,568,963

Retail Centers	Location	SqFt	Occupancy
Bridgeview Plaza	LaCrosse, WI	122,205	37.25%
Fruitland Park	Fruitland Park, FL	6,722	100.00%
2	Total Retail Centers	128,927
	Total Commercial	1,697,890

Our joint venture investee VAA, owns the following residential properties:

Residential Apartments	Location	Units	Occupancy
Abode Red Rock Apartments	Las Vegas, NV	308	83.04%
Apalachee Point Villas Apartments	Tallahassee, FL	200	91.88%
Blue Lake Villas Apartments	Waxahachie, TX	186	90.78%
Blue Lake Villas Apartments Phase II	Waxahachie, TX	70	89.02%
Breakwater Bay Apartments.	Beaumont, TX	176	97.53%
Bridgewood Ranch Apartments	Kaufman, TX	106	94.39%
Capitol Hill Apartments	Little Rock, AR	156	91.17%
Centennial Village Apartments	Oak Ridge,TN	252	94.83%
Crossings at Opelika Apartments	Opelika, AL	168	97.29%
Dakota Arms Apartments	Lubbock, TX	208	96.17%
Desoto Ranch Apartments	DeSoto, TX	248	92.61%
Eagle Crossing Apartments	Dallas, TX	150	97.63%
Falcon Lake Apartments	Arlington, TX	248	95.30%
Heather Creek Apartments	Mesquite, TX	200	96.64%
Lake Forest Apartments	Humble, TX	240	90.67%
Lakeside Lofts	Farmers Branch, TX	245	0.00%
Lodge at Pecan Creek Apartments	Denton, TX	192	95.04%
Lofts at Reynolds Apartments	Asheville, NC	201	93.87%
Mansions Of Mansfield Apartments	Mansfield, TX	208	96.38%
McKinney Point Apartments	McKinney, TX	198	91.96%
Metropolitan Apartments	Little Rock, AR	260	92.40%
Mission Oaks Apartments	San Antonio, TX	228	92.17%
Northside on Travis Apartments	Sherman, TX	200	90.03%
Oak Hollow Phase I Apartments	Seguin, TX	160	88.08%
Oak Hollow Phase II Apartments	Seguin, TX	96	86.61%
Oceanaire Apartments	Biloxi, MS	196	94.76%
Overlook At Allensville Square Apartments Phase I	Sevierville, TN	144	92.66%
Parc at Wylie Apartments	Wylie, TX	198	92.09%
Parc at Bentonville Apartments	Bentonville, AR	216	92.60%
Parc at Clarksville Apartments	Clarksville, TN	168	91.45%
Parc at Denham Springs Apartments Phase I	Denham Spring, LA	224	95.86%
Parc at Garland Apartments	Garland, TX	198	94.68%
Parc at Mansfield Apartments	Mansfield, TX	99	94.87%
Parc at Maumelle Apartments	Little Rock, AR	240	94.51%
Parc at Metro Center Apartments	Nashville, TN	144	97.48%
Parc at Rogers Apartments	Rogers, AR	250	92.99%
Preserve at Pecan Creek Apartments	Denton, TX	192	89.65%
Preserve at Prairie Pointe Apartments	Lubbock, TX	184	95.94%
Residences at Holland Lake Apartments	Weatherford, TX	208	94.45%
Sawgrass Creek Apartments	New Port Richey, FL	188	92.73%
Sonoma Court Apartments	Rockwall, TX	124	89.98%
Sugar Mill Apartments, Phase I	Baton Rouge, LA	160	76.24%
Sugar Mill Apartments, Phase II	Addis, LA	80	76.59%
Tattersall Village Apartments	Hinesville, GA	222	93.76%
Terra Lago Apartments	Rowlett, TX	451	69.45%
Tradewinds Apartments	Midland, TX	214	94.36%
Villas of Park West Apartments Phase I	Pueblo, CO	148	95.27%
Villas of Park West Apartments Phase II	Pueblo, CO	112	93.77%
Vistas Of Vance Jackson Apartments	San Antonio, TX	240	94.50%
Waterford at Summer Park Apartments	Rosenberg, TX	196	93.49%
Windsong Apartments	Fort Worth, TX	188	93.15%
51	Total Apartment Units	9,888

Development Project

Lakeside Lofts Apartments	Farmers Branch, TX	249

Grand total		10,137

Commercial Lease Expirations

The table below shows the lease expirations of the commercial properties over a  nine-year period and thereafter:

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases	Current Annualized(1) Contractual Rent Under Expiring Leases (P.S.F.)	Percentage of Total Square Feet	Percentage of Gross Rentals

2020	139,905	$3,082,003	$22.03	8.2%	10.9%
2021	123,629	2,344,184	18.96	7.3%	8.3%
2022	267,882	5,981,809	22.33	15.8%	21.1%
2023	362,224	6,035,138	16.66	21.3%	21.3%
2024	271,071	6,010,250	22.17	16.0%	21.2%
2025	125,667	2,909,360	23.15	7.4%	10.3%
2026	30,505	793,130	26.00	1.8%	2.8%
Thereafter	56,926	1,152,892	20.25	3.4%	4.1%
Total	1,377,809	$28,308,766		81.2%	100%

(1)

Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2019, multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

The table below shows information related to the land parcels we own as of December 31, 2019:

Land	Location	Acres
Dedeaux	Gulfport, MS	9.90
Dominion Mercer Phase II	Farmers Branch, TX	5.29
Gautier	Gautier, MS	3.46
Lacy Longhorn	Farmers Branch, TX	4.86
Lake Shore Villas	Humble, TX	1.35
Lubbock	Lubbock, TX	2.87
McKinney 36	Collin County, TX	17.89
Minivest	Dallas, TX	0.23
Nicholson Croslin	Dallas, TX	0.80
Nicholson Mendoza	Dallas, TX	0.35
Ocean Estates	Gulfport, MS	11.79
T Palm Desert	Riverside, California	1.27
Travis Ranch	Kaufman County, TX	8.66
Union Pacific Railroad	Dallas, TX	0.04
Willowick	Pensacola, FL	39.78
Mercer Crossing	Farmers Branch, TX	19.00
Windmills Farm	Kaufman County, TX	1,701.05
	Total Land/Development	1,828.59

Land Subject to Sales Contract	Location	Acres
Mercer Crossing	Farmers Branch, TX	41.62
Windmill Farms	Kaufman County, TX	80.78
	Total Land Subject to Sales Contract	122.40
	Total Land	1,950.99

ITEM 3.	LEGAL PROCEEDINGS

ART and ART Midwest, Inc.

A formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been parties  to a litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”). The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties. Through the years, a number of rulings, both for and against American Realty Trust, Inc. “ART” and ART Midwest, Inc., were issued. In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest. The ruling was against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. Subsequently, the trial court recalculated the damage award, reducing it to approximately $59 million, inclusive of actual damages and then current interest. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

The Clapper Parties subsequently filed a new lawsuit against ARI, its subsidiary EQK Holdings, Inc. “EQK”, and ART. The Clapper Parties seek damages from ARL for payment by ART to ARL of ART’s stock in EQK in exchange for a release of the Antecedent Debt owed by ART to ARI. In February 2018 the court determined that this legal matter should not have been filed in federal court and therefore granted motions to dismiss on jurisdictional grounds. In June 2018, the court overruled its own grant of motions to dismiss and reinstated the case. We continue to vigorously defend the case and management believes it has defenses to the claims. The case has not been set for trial.

 In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was recently lifted. The trial court subsequently dismissed the case on procedural grounds, but ART has filed a notice of appeal. The appeal was heard in February 2018 and the case was subsequently appealed to the Texas Supreme Court. The application for Review is still pending with the Texas Supreme Court.  In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero.

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

TCI is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as pursue additional claims, if any, against Dynex Capital, Inc. Post judgment interest continues to accrue.

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019. On February 26, 2020, the Court denied IOR’s demand futility motion. The remainder of the motions to dismiss are pending.

Litigation . The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity.

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

ARL’s common stock is listed and traded on the NYSE American under the symbol “ARL”. The following table sets forth the high and low sales prices as reported in the consolidated reporting system of the NYSE American for the quarters ended:

	2019		2018
	High	Low	High	Low
First Quarter	$13.51	$11.22	$21.57	$11.70
Second Quarter	$14.36	$11.19	$20.63	$12.26
Third Quarter	$17.89	$10.53	$19.00	$14.50
Fourth Quarter	$17.39	$12.25	$17.48	$12.04

On March 25, 2020, the closing market price of ARL’s common stock on the NYSE American  $8.00 per share, and was held by approximately  1,596 stockholders of record.

ARL’s Board of Directors has established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, the Board determined not to pay any dividends on common stock in 2019, 2018 or 2017. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

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

On December 31, 2018, a stock transfer agreement was entered into between Realty Advisors, Inc. (“RAI”) and TCI whereby TCI purchased from RAI 900,000 shares of Series A Preferred Stock for a total purchase price of approximately $9 million.  Also, as part of the agreement, TCI acquired accrued unpaid dividends on the 900,000 shares of Series A Preferred Stock of approximately $9.9 million.  At December 31, 2018, 1.8 million shares of Series A Convertible Preferred Stock have been eliminated in consolidation.  Unpaid accrued dividends in the amount of $9.9 million have also been eliminated in consolidation.  After these eliminations, there are 614 shares outstanding of Series A Preferred Stock at December 31, 2019, and 2018.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of common stock which results in a total authorization under the repurchase program for up to 1,250,000 shares.  There were no shares repurchased during the years ended December 31, 2019, and 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data derived from our audited financial statements for each of the five years in the period ended December 31, 2019. The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Part II, Item 7 of this Annual Report and the consolidated financial statements and the accompanying notes set forth in Part II, Item 8 of this Annual Report.

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except share and per share amounts)
EARNINGS DATA
Rental and other property revenues	$47,970	$120,956	$126,221	$119,663	$104,188
Total operating expenses	59,378	107,071	108,793	105,029	97,880
Operating (loss) income	(11,408)	13,885	17,428	14,634	6,308
Other expenses	(25,527)	(1,513)	(47,706)	(36,325)	(31,622)
(Loss) income before gain on dispositioin of 50% interest in VAA, gain on land sales, non-controlling interest, and taxes	(36,935)	12,372	(30,278)	(21,691)	(25,314)
Gain on disposition of 50% interest in VAA	—	154,126	—	—	—
(Loss) gain on income producing properties	(80)	—	16,698	16,207	—
Gain on land sales	15,272	17,404	4,884	3,121	21,648
Income tax (expense) benefit	—	(1,210)	(180)	(46)	(517)
Net (loss) income from continuing operations	(21,743)	182,692	(8,876)	(2,409)	(4,183)
Net (loss) income from discontinuing operations	—	—	—	(1)	896
Net (loss) income	(21,743)	182,692	(8,876)	(2,410)	(3,287)
Net (income) loss attributable to non-controlling interest	5,785	(8,993)	445	(322)	1,327
Net (loss) income attributable to American Realty Investors, Inc.	(15,958)	173,699	(8,431)	(2,732)	(1,960)
Preferred dividend requirement	(1)	(901)	(1,105)	(1,101)	(1,216)
Net (loss) income applicable to common shares	$(15,959)	$172,798	$(9,536)	$(3,833)	$(3,176)

PER SHARE DATA
Earnings per share - basic
(loss) income from continuing operations	$(1.36)	$11.37	$(0.64)	$(0.25)	$(0.27)
Income from discontinued operations	—	—	—	—	0.06
Net (loss) income applicable to common shares	$(1.00)	$10.81	$(0.61)	$(0.25)	$(0.21)
Weighted average common shares used in computing earnings per share	15,997,076	15,982,528	15,514,360	15,514,360	15,111,107

Earnings per share - diluted
(loss) income from continuing operations	$(1.36)	$10.89	$(0.64)	$(0.25)	$(0.27)
Income from discontinued operations	—	—	—	—	0.06
Net (loss) income applicable to common shares	$(1.00)	$10.35	$(0.61)	$(0.25)	$(0.21)
Weighted average common shares used in computing diluted earnings per share	15,997,076	16,697,966	15,514,360	15,514,360	15,111,107

BALANCE SHEET DATA
Real estate, net	$387,790	$381,043	$988,117	$901,006	$853,507
Notes and interest receivable, net	156,200	126,058	112,095	126,564	120,243
Investment in VAA	59,148	68,399	—	—	—
Total assets	830,641	826,149	1,296,720	1,174,909	1,117,368
Notes and interest payable	254,873	286,968	901,083	851,095	804,760
Bonds and interest payable	229,722	158,574	113,049	—	—
Shareholders’ equity	296,516	321,136	165,883	176,131	176,889
Book value per share	18.54	20.09	10.69	11.35	11.71

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. The Company’s portfolio of income-producing properties includes residential apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.

We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate.

During the year ended December 31, 2019, the Company sold 105.1 acres of land for an aggregate sales price of $30.0 million and purchased 41.9 acres for an aggregate purchase price of approximately $4.6 million. In addition, the Company acquired 1.27 acres of land in exchange for a note receivable with a face value of $1.8 million.

We sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million, and recognized a loss on the sale of $0.08 million.

The Company purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer.

We advanced $21.4 million to several developers with the option to purchase the residential properties under construction at a future date, and sold fresh water district receivables related to infrastructure development work at Windmill Farms, located in Kaufman County, Texas for $12.0 million.

As of December 31, 2019, we owned 1,657 units in ten residential apartment communities, and seven commercial properties comprising of approximately 1.7 million rentable square feet.  In addition, we own approximately 1,951acres of land held for development. The Company currently owns income-producing properties and land in eight states.

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

The Company, in accordance with the VIE guidance in ASC 810 “Consolidations,” consolidated ten multifamily residential properties at December 31, 2019 and nine at December 31, 2018, located throughout the United States ranging from 1,657 units to 1,489 units.  Assets totaling approximately $478 million and approximately $464 million at December 31, 2019 and 2018, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates impairment in value. An impairment loss is recognized if the carrying amount of its assets is not recoverable and exceeds its fair value. Fair value is determined by a recent appraisal, comparable based upon prices for similar assets, executed sales contract, a present value and/or a valuation technique based upon a multiple of earnings or revenue. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. If we determine that impairment has occurred, the affected assets must be reduced to their fair value.  We did not record any impairment charges for the years ended December 31, 2019 and 2018.

Real Estate Assets Held for Sale

We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2019 or 2018.

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

Recognition of Rental Income

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms. In accordance with ASC Topic 805, we recognize rental revenue of acquired in-place “above-”and “below-market” leases at their fair values over the terms of the respective leases. On our Consolidated Balance Sheets, we include as a receivable the excess of rental income recognized over rental payments received pursuant to the terms of the individual commercial lease agreements.

Reimbursements of operating costs, as allowed under most of our commercial tenant leases, consist of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, and are recognized as revenue in the period in which the recoverable expenses are incurred. We record these reimbursements on a “gross” basis, since we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers; we have discretion in selecting the supplier and have the credit risk with respect to paying the supplier.

Rental revenue for multi-family real estate property leases is recorded when due from residents and is recognized monthly as earned, which is not materially different than on a straight-line basis as lease terms are normally for periods of one year or less. An allowance for doubtful accounts is recorded for all past due rents and operating expense reimbursements considered to be uncollectible.

Other revenue primarily consists of garage, parking, and utility-related fees; termination and late charge fees; non-refundable fees; and various other revenue amounts related to rental activities. Those revenue amounts are recognized when the service is provided.

Leases

The Company is party to leases as a lessor of residential apartment communities and commercial buildings. The Company adopted ASU 2016-02, Leases, as of January 1, 2019 using the prospective adoption approach, applying the provisions of the new standard to existing leases as of the date of adoption.

Lessor Considerations

The Company evaluated leases in which it is the lessor, which are comprised of residential apartment community leases. The accounting model for lessors did not significantly change as a result of ASU 2016-02, with the impacts primarily related to the accounting for sales-type and direct financing leases. The Company evaluated its residential leases determining that they continue to be operating leases. For lease agreements that provide for rent concessions and/or scheduled fixed and determinable rent increases, rental income is recognized on a straight-line basis over the non - cancelable term of the lease. The Company’s residential lease term is generally one year.

Additionally, for the Company’s residential leases, which are comprised of the lease component and common area maintenance as a non-lease component, the Company determined that (1) the leases are operating leases, (2) the lease component is the predominant component, and (3) that all components of its operating leases share the same timing and pattern of transfer.

Implementation Considerations and Impact

As discussed above, the Company elected to apply certain lessor practical expedients allowed under the standard including:

●

by class of underlying asset for residential leases, to not separate non-lease components from lease components and instead to account for each separate lease and non-lease component as a single lease component;

●	to exclude costs paid by lessees directly to third parties on behalf of the Company; and
●	to exclude sales taxes and other similar taxes assessed by a government authority and collected by the Company from the lessee.

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and includes three levels defined as follows:

Level 1—	Unadjusted quoted prices for identical and unrestricted assets or liabilities in active markets.

Level 2—	Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—	Unobservable inputs that are significant to the fair value measurement.

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

The following discussion is based on our Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017 as included in Item 8. “Consolidated Financial Statements and Supplementary Data”. Continuing operations relates to income-producing properties that were held during those years as adjusted for sales in the subsequent years.

The following table shows the total number of income-producing properties, and other key financial measures as of December 31, 2019, 218 and 2017:

	2019	2018	2017
Residential properties (Company owned)	10	9	51
Residential properties (total apartment units)	1,657	1,489	8,606
Residential - average annual rental revenue per sqf	$13.36	$6.53	$11.83
VAA joint venture - residential properties	51	49	—
VAA residential properties (total apartment units)	9,888	9,192	—
VAA residential - average annual rental revenue per sqf	$14.74	$12.83	$—
Commercial properties (Company owned)	7	7	7
Commercial properties - total sqf	1,697,890	1,697,890	1,697,890
Commercial - average annual rental revenue per sqf	$25.61	$19.80	$18.55

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018:

For the year ended December 31, 2019, we reported net loss applicable to common shares of $15.9 million or ($1.00) diluted earnings per share compared to a net income applicable to common shares of $172.8 million or $10.35 diluted earnings per share for the year ended December 31, 2018.

Revenues

Rental and other property revenues were $47.9 million for the year ended December 31, 2019, compared to $121.0 million for the same period in 2018. The $73.1 million decrease is primarily due to a decrease in the amount of multifamily residential apartment buildings currently in our portfolio of ten as compared to forty-eight multifamily residential apartment buildings for the period January 1 through November 19, 2018 as a result of the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture on November 19, 2018. As the assets are now treated as unconsolidated investments, our share of rental revenues is part of income from unconsolidated investments in the current period and are no longer treated as rental income (Refer to Note 2).

Expenses

Property operating expenses decreased by $33.9 million to $25.7 million for the year ended December 31, 2019 as compared to $59.6 million for the same period in 2018. The decrease in property operating expenses is primarily due to the deconsolidation of forty-nine residential apartment properties that were sold into the VAA Joint Venture during the fourth quarter of 2018 which resulted in a decrease in salary and related payroll expenses of $6.7 million, real estate taxes of approximately $11.4 million, management fees paid to third parties of $2.6 million and other general property operating and maintenance expenses of $13.2 million.

Depreciation and amortization decreased by $9.3 million to $13.4 million during the year ended December 31, 2019 as compared to $22.7 million for the same period in 2018. This decrease is primarily due to the deconsolidation of the residential apartments in connection with our previous sale and contribution of our interests to the VAA Joint Venture.

General and administrative expense was $13.3 million for the year ended December 31, 2019, compared to $12.7 million for the same period in 2018. The increase of $0.6 million in general and administrative expenses is primarily due to increases in fees paid to our Advisors of $0.5 million, and other general and administrative expenses of $0.1 million.

Net income fee was $0.4 million for the year ended December 31, 2019. This represents a decrease of $0.2 million compared to the prior year net income fee of $0.6 million. The net income fee paid to Pillar is calculated at 7.5% of net income.

Advisory fees were $6.6 million for the year ended December 31, 2019. This represents a decrease of $4.9 million compared to the prior year advisory fees of $11.5 million. Advisory fees are computed based on a gross asset fee of 0.0625% per month (0.75% per annum) of the average of the gross asset value.

Other income (expense)

Interest income was $25.9 million for the year ending December 31, 2019, compared to $21.6 million for the same period in 2018. The increase of $4.3 million was primarily due to an increase in interest income of approximately $3.2 million on receivables owed from our Advisors and $1.1 million on note receivables owed by related parties.

Other income was $11.0 million for the year ending December 31, 2019, compared to $28.9 million for the same period in 2018, a decrease of $17.9 million. For the year ending December 31, 2019, we recognized a gain of approximately $9.2 million as a result of deferred income associated with the sale of property in previous years, received cash proceeds of $3.1 million from the collection of tax increment incentives from the city of Farmers Branch, Texas related to infrastructure development work at Mercer Crossing, and recognized miscellaneous income of approximately $2.4 million, offset by general expenses of approximately $3.7 million.  For the same period a year ago, we received insurance proceeds of $7.6 million on Mahogany Run Golf Course, recognized a gain of $17.6 million as a result of deferred income related to the sale of land, and recognized miscellaneous income of approximately $2.2 million.

Mortgage and loan interest expense was $39.9 million for the year ending December 31, 2019, as compared to $66.1 million for the same period in 2018. The decrease of $26.2 million is primarily due to the deconsolidation of residential apartment properties into the VAA Joint Venture which were encumbered by mortgage debt.

Foreign currency transaction was a loss of $15.1 million for the year ending December 31, 2019, as compared to a gain of $12.4 million for the same period in 2018. The loss is due to the unfavorable exchange rate between the Israel Shekels and the U.S. Dollar related to our Israel Shekels denominated bonds and the increase in our bonds obligations during the year ended December 31, 2019 as compared to the same period a year ago.

Loss on debt extinguishment was $5.2 million with no comparable amount in 2018. The loss is the result of debt issuance costs write-off of $1.4 million and prepayment penalty of approximately $3.9 million associated with the payment of $41.5 million of mortgage debt for one of our commercial building.

Loss from unconsolidated investments was a net of $2.3 million for the year ending December 31, 2019, as compared to net earnings of $1.5 million for the year ended December 31, 2018. The loss from unconsolidated investments during the year ended December 31, 2019, was driven primarily from our share in the losses reported by our joint venture VAA of $2.8 million (Refer to Note 2).

Loss from the sale of income-producing property increased for the year ending December 31, 2019 as compared to the same period a year ago. During the year ended December 31, 2019, we sold a multifamily residential property for a sales price of $3.1 million and recorded a loss of $0.08 million. During year ended December 31, 2018, we sold six multifamily residential properties at an aggregate sales price of $8.5 million and recorded no gain or loss from the sale.

Gain on land sales decreased by $2.1 million for the year ending December 31, 2019, to $15.3 million as compared to $17.4 million for the same period a year ago. During the year ending December 31, 2019, we sold 105.1 acres of land for an aggregate sales price of $30.0 million and recorded a gain of $17.4 million.  For the same period a year ago, we sold approximately 112.2 acres of land for an aggregate sales price of $43.3 million and recorded a gain of $17.4 million.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017:

For the year ended December 31, 2018, we reported net income applicable to common shares of $172.8 million or $10.35 diluted earnings per share compared to a net loss applicable to common shares of $9.5 million or ($0.61) diluted earnings per share for the year ended December 31, 2017. The current year net income applicable to common shares of $172.8 million includes a gain of approximately $154.1 million from the disposition of 50% interest in VAA. Current year net income also includes gain on sales of land of $17.4 million and no gain on sales of income-producing properties, compared to the prior year net loss which included gain on sales of income producing properties of $16.7 million and gain on land sales of $4.9 million.

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

We may also issue additional equity securities, including common stock. Management anticipates that our cash as of December 31, 2019, along with cash that will be generated in 2020 from notes and interest receivables, will be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet its liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of the Company’s current maturity obligations.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	December 31,
	2019	2018	Incr /(Decr)
Net cash (used in) operating activities	$(40,641)	$(172,332)	$131,691
Net cash (used in) provided by investing activities	$(3,705)	$147,625	$(151,330)
Net cash provided by financing activities	$21,042	$42,784	$(21,742)

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

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the year ended December 31, 2019, we advanced $21.4 million toward various notes receivable, purchased land for development for $3.4 million, and invested approximately $33.7 million for the construction and development of new properties and improvement of income producing properties. For the year ended December 31, 2018, we advanced $16.8 million toward various notes receivable and invested $85.1 million for development of new properties and improvement of income producing properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the year ended December 31, 2019, we received aggregate sales proceeds of $27.3 million from the sale of 105.1 acres of land, received $19.8 million in payments from related party note receivables,  and recorded a gain of $15.3 million and sold a residential property for which we received cash proceeds of $1.3 million and a plot of land valued at $1.8 million. For the year ended December 31, 2018, we received aggregate sales proceeds of $11.9 million from the sale of approximately 112 acres of land and recorded a gain on the sale of $17.4 million. In addition, we received aggregate sale proceeds of $4.9 million from the sale of seven income producing properties and a golf course, $236.8 million from the formation of the joint venture with Macquarie, and collected $6.5 million from a related party note receivable.

Our primary sources of cash from financing activities are from proceeds on notes payables. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

For the year ended December 31, 2019, the increase in cash flow from financing activities was due to proceeds from borrowings of $25.7 million, and $78.1 million from the sale of nonconvertible Series C Bonds by Southern, offset by payments to our notes payable of $52.9 million and bond payments of $21.7 million.

For the year ended December 31, 2018, the increase in cash flow from financing activities was due primarily to proceeds from borrowings of $123.3 million, and proceeds received from the sale of nonconvertible Series B Bonds by Southern of $59.2 million, offset by payments to our notes payable of $124.6 million.

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

Contractual Obligations

The following table represents our contractual obligations at December 31, 2019 (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Notes and interest payable (1)	$342,903	$45,363	$63,775	$18,920	$41,951	$5,401	$167,493
Bonds and interest payable (1)	276,642	37,317	47,573	45,057	120,324	13,599	12,772
Total	$619,545	$82,680	$111,348	$63,977	$162,275	$19,000	$180,265

(1)	The notes and bonds contain financial covenants that, if certain thresholds are not met, could allow the lender to accelerate principal payments or cause the notes to become due immediately.

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

As of December 31, 2019, our outstanding notes payable consisted of approximately $261.4 million, out of which $257.5 million were notes with fixed interest rates and $3.9 million represented a note with a variable interest rate of 9.75%. Our overall weighted average interest rate at December 31, 2019 and 2018 was 5.04% and 7.29%, respectively.

ARL’s interest rate sensitivity position is managed by the capital markets department. Interest rate sensitivity is the relationship between changes in market interest rates and the fair value of market rate sensitive assets and liabilities. ARL’s earnings are affected as changes in short-term interest rates affect its cost of variable-rate debt and maturing fixed-rate debt.

If market interest rates for variable-rate debt average 100 basis points more in 2020 than they did during 2019, ARL’s interest expense would increase and net income would decrease by approximately $0.002 million. This amount is determined by considering the impact of hypothetical interest rates on ARL’s borrowing cost. The analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in ARL’s financial structure.

The following table contains exposures that existed at December 31, 2019. Anticipation of exposures or risk on positions that could possibly arise was not considered. TCI’s ultimate interest rate risk and its effect on operations will depend on future capital market exposures, which cannot be anticipated with a probable assurance level (dollars in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Note Receivable
Fixed interest rate - fair value							$156,185
Instrument’s maturities	$61,807	$33,328	$25,483	$—	$—	$35,567	$156,185
Interest	12,871	8,474	4,766	3,920	3,920	3,920	$37,871
Weighted Average Rate	6.18%	11.12%	4.22%	12.00%	12.00%	12.00%

Notes Payable:
Variable Rate - fair value							$3,908
Instrument’s maturities	$3,908	$—	$—	$—	$—	$—	$3,908
Interest	347	—	—	—	—	—	347
Average interest rate (1)	9.75%	—	—	—	—	—

Fixed interest rate - fair value							$257,528
Instrument’s maturities	$30,396	$55,393	$13,437	$36,770	$1,995	$119,537	$257,528
Interest	10,712	8,382	5,483	5,181	3,406	47,954	$81,118
Average interest rate	8.51%	5.90%	3.99%	5.22%	3.63%	3.74%

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2019.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required, are not applicable, or the information required is included in the Consolidated Financial Statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of and
Stockholders of American Realty Investors, Inc.
Dallas, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Realty Investors, Inc. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and schedules collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of American Realty Investors, Inc. as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

Emphasis of Liquidity

As described in the Note 17, American Realty Investors, Inc.’s management intends to sell land and income-producing properties and refinance or extend debt secured by real estate to meet the Company’s liquidity needs.

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

March 30, 2020

We have served as the Company’s auditor since 2004.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$469,997	$455,993
Real estate subject to sales contracts at cost	7,966	3,149
Less accumulated depreciation	(90,173)	(78,099)
Total real estate	387,790	381,043

Notes and interest receivable (including $105,524 in 2019 and $105,803 in 2018 from related parties)	169,299	140,327
Less allowance for estimated losses (including $13,099 and $14,269 in 2019 and 2018 from related parties)	(13,099)	(14,269)
Total notes and interest receivable	156,200	126,058

Cash and cash equivalents	51,228	36,428
Restricted cash	32,083	70,187
Investment in VAA	59,148	68,399
Investment in other unconsolidated investees	8,507	7,602
Receivable from related party	85,996	70,377
Other assets	49,689	66,055
Total assets	$830,641	$826,149
Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$254,873	$286,968
Bond and interest payable	229,722	158,574
Deferred revenue (including $24,762 in 2019 and $33,904 in 2018 to related parties)	24,762	33,904
Accounts payable and other liabilities (including $11,817 in 2019 and $9,984 in 2018 to related parties)	24,768	25,576
Total liabilities	534,125	505,022

Shareholders’ equity:

Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued 614 and outstanding 1,800,614 in 2019 and 2018 (liquidation preference $10 per share), including 1,800,000 shares held by ARL and its subsidiaries in 2019 and 2018.	5	5
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2019 and 2018 , including 140,000 shares held by TCI (consolidated) in 2019 and 2018.	164	164
Treasury stock at cost; 415,785 shares in 2019 and 2018, and 140,000 shares held by TCI (consolidated) as of 2019 and 2018.	(6,395)	(6,395)
Paid-in capital	82,017	84,885
Retained earnings	163,708	179,666
Total American Realty Investors, Inc. shareholders’ equity	239,499	258,325
Non-controlling interest	57,017	62,802
Total shareholders’ equity	296,516	321,127
Total liabilities and shareholders’ equity	$830,641	$826,149

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $841, $144 and $839 for the year ended 2019, 2018 and 2017, respectively, from related parties)	$47,970	$120,956	$126,221

Expenses:
Property operating expenses (including $991, $254 and $959 for the year ended 2019, 2018 and 2017, respectively, from related parties)	25,694	59,587	64,091
Depreciation and amortization	13,379	22,670	25,679
General and administrative (including $4,429, $1,267and $3,225 for the year ended 2019, 2018 and 2017, respectively, from related parties)	13,336	12,708	7,691
Net income fee to related party	357	631	250
Advisory fee to related party	6,612	11,475	11,082
Total operating expenses	59,378	107,071	108,793
Net operating (loss) income	(11,408)	13,885	17,428

Other income (expenses):
Interest income (including $23,760, $5,406 and $16,298 for the year ended 2019, 2018 and 2017, respectively, from related parties)	25,955	21,645	18,941
Other income	11,018	28,993	4,082
Mortgage and loan interest (including $9,282, $2,240 and $6,695 for the year ended 2019, 2018 and 2017, respectively, from related parties)	(39,860)	(66,063)	(66,171)
Loss on the sale of investments	—	—	(331)
Foreign currency transaction gain (loss)	(15,108)	12,399	(4,536)
Loss on extinguishment of debt	(5,219)	—	—
Equity (loss) earnings from VAA	(2,774)	44	—
Earnings from unconsolidated subsidiaries and investees	461	1,469	309
Total other (expenses)	(25,527)	(1,513)	(47,706)
(Loss) income before gain on land sales, non-controlling interest, and taxes	(36,935)	12,372	(30,278)
Gain on disposition of 50% interestt in VAA	—	154,126	—
Gain on sale of income-producing properties	(80)	—	16,698
Gain on land sales	15,272	17,404	4,884
Net (loss) income from continuing operations before taxes	(21,743)	183,902	(8,696)
Income tax expense	—	(1,210)	(180)
Net (loss) income from continuing operations	(21,743)	182,692	(8,876)
Net (loss) income	(21,743)	182,692	(8,876)
Net loss (income) attributable to non-controlling interest	5,785	(8,993)	445
Net (loss) income attributable to American Realty Investors, Inc.	(15,958)	173,699	(8,431)
Preferred dividend requirement	(1)	(901)	(1,105)
Net (loss) income applicable to common shares	$(15,959)	$172,798	$(9,536)
Earnings per share - basic
Net (loss) income from continuing operations	$(1.36)	$11.37	$(0.64)
Net (loss) income applicable to common shares	$(1.00)	$10.81	$(0.61)

Earnings per share - diluted
Net (loss) income from continuing operations	$(1.36)	$10.89	$(0.64)
Net (loss) income applicable to common shares	$(1.00)	$10.35	$(0.61)

Weighted average common shares used in computing earnings per share	15,997,076	15,982,528	15,514,360
Weighted average common shares used in computing diluted earnings per share	15,997,076	16,697,966	15,514,360

Amounts attributable to American Realty Investors, Inc.
Net (loss) income from continuing operations	$(21,743)	$182,692	$(8,876)
Net (loss) income applicable to common shares	$(15,959)	$172,798	$(9,536)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2019

(dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2016	$176,131	$(58,737)	$2,205	15,930,145	$159	$(6,395)	$111,510	$14,398	$54,254
Net loss	(8,876)	(8,876)	—	—	—	—	—	(8,431)	(445)
Assumption of non-controlling interests	(267)	—	—	—	—	—	(267)	—	—
Series A preferred stock cash dividend ($1.00 per share)	(1,105)	—	—	—	—	—	(1,105)	—	—
Balance, December 31, 2017	$165,883	$(67,613)	$2,205	15,930,145	$159	$(6,395)	$110,138	$5,967	$53,809
Net income	182,692	173,699	—	—	—	—	—	173,699	8,993
Conversion of Series A preferred stock into common stock	(395)	—	(400)	482,716	5	—	—	—	—
Redemption of Series D preferred stock	(10,000)	—	—	—	—	—	(10,000)	—	—
Series D preferred dividend	(7,152)	—	—	—	—	—	(7,152)	—	—
Acquisition of Series A preferred stock by consolidated subsidiary	(9,000)	—	(1,800)	—	—	—	(7,200)	—	—
Series A preferred stock cash dividend ($1.00 per share)	(901)	—	—	—	—	—	(901)	—	—
Balance, December 31, 2018	$321,127	$106,086	$5	$16,412,861	$164	$(6,395)	$84,885	$179,666	$62,802
Net loss	(21,743)	(15,958)	—	—	—	—	—	(15,958)	(5,785)
Series A preferred stock cash dividend ($1.00 per share)	(1)	—	—	—	—	—	(1)	—	—
Distribution to equity partner	(2,867)	—	—	—	—	—	(2,867)	—	—
Balance, December 31, 2019	$296,516	$90,128	$5	16,412,861	$164	$(6,395)	$82,017	$163,708	$57,017

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Cash Flow From Operating Activities:
Net (loss) income	$(21,743)	$182,692	$(8,876)
Adjustments to reconcile net (loss) income applicable to common shares to net cash used in operating activities:
Gain on formation of VAA	—	(154,126)	—
Foreign currency transaction loss (gain)	15,108	(12,399)	4,536
Loss on debt extinguishment	5,219	—	—
Gain on sale of land	(15,272)	(17,404)	(4,884)
Loss (gain) on sale of income-producing properties	80	—	(16,698)
Depreciation and amortization	13,379	22,670	25,679
Provision on impairment of notes receivable and real estate assets	—	—	558
Amortization of deferred borrowing costs	665	4,994	3,591
Amortization of bond issuance costs	1,544	2,994	971
Equity earnings from VAA	2,774	(44)	—
(Earnings) from unconsolidated subsidiaries and investees	(461)	(1,469)	(309)
(Increase) decrease in assets:
Accrued interest receivable	(5,792)	(33,279)	(581)
Other assets	5,255	(86,796)	11,751
Prepaid expense	11,969	19,125	(15,192)
Rent receivables	(618)	(3,213)	(425)
Related party receivables	(46,191)	(11,894)	(12,871)
Increase (decrease) in liabilities:
Accrued interest payable	2,338	(2,316)	4,599
Other liabilities	(8,895)	(81,867)	(21,975)
Net cash (used in) operating activities	(40,641)	(172,332)	(30,126)

Cash Flow From Investing Activities:
Proceeds from disposition of 50% interest in VAA	—	236,752	—
Proceeds from notes receivables	19,755	6,541	30,233
Origination of notes receivables	(21,434)	(16,801)	(15,741)
Acquisition of land held for development	(3,422)	—	—
Acquisition of income producing properties	—	(10,558)	(37,044)
Proceeds from sale of income producing properties	1,296	4,889	4,623
Proceeds from sale of land	27,326	11,857	6,301
Distribution from equity investee	6,701	—	—
Distributions to equity partner	(197)	—	—
Investment in unconsolidated real estate entities	—	—	(267)
Improvement of income producing properties	(5,257)	(3,688)	(1,986)
Construction and development of new properties	(28,473)	(81,367)	(76,147)
Net cash (used in) provided by investing activities	(3,705)	147,625	(90,028)

Cash Flow From Financing Activities:
Proceeds from bonds	78,125	59,213	115,337
Bond payments	(21,742)	—	—
Bond issuance costs	(4,241)	(5,257)	(6,887)
Proceeds from notes payable	25,675	123,345	135,116
Recurring payment of principal on notes payable	(11,445)	(124,616)	(86,091)
Payment on commercial note payable	(41,531)	—	—
Debt extinguishment costs	(3,799)	—	—
Acquisition of Series A preferred stock by consolidated subsidiary	—	(9,000)	—
Deferred financing costs	—	—	(3,599)
Preferred stock dividends - Series A	—	(901)	(1,105)
Net cash provided by financing activities	21,042	42,784	152,771

Net (decrease) increase in cash and cash equivalents	(23,304)	18,077	32,617
Cash and cash equivalents, beginning of period	106,615	88,538	55,921
Cash and cash equivalents, end of period	$83,311	$106,615	$88,538

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,904	$57,981	$39,732

Schedule of noncash investing and financing activities:
Land received in exchanged for note receivable	$1,800	$—	$—
Notes receivable received from sale of income-producing properties	$—	$1,735	$—
Seller financing note - acquisition of income-producing properties	$—	$1,895	$—
Notes payable issued on acquisition of income-producing properties	$—	$31,175	$—
Notes payable issued on acquisition of land	$1,155	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2019	2018	2017
	(dollars in thousands)

Net (loss) income	$(21,743)	$182,692	$(8,876)
Total comprehensive (loss) income	(21,743)	182,692	(8,876)
Comprehensive loss (income) attributable to non-controlling interest	5,785	(8,993)	445
Comprehensive (loss) income attributable to American Realty Investors, Inc.	$(15,958)	$173,699	$(8,431)

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

Organization and business.

The Company, a Nevada corporation that was formed in 1999, is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE American”) under the symbol “ARL”. Over 80% of ARL’s stock is owned by related party entities. ARL and a subsidiary own approximately 78.38% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. “TCI”, a Nevada corporation, whose common stock is traded on the NYSE American under the symbol “TCI”.

TCI, a subsidiary of ARL, owns approximately 81.23% of the common stock of Income Opportunity Realty Investors, Inc. “IOR”. Effective July 17, 2009, IOR’s financial results were consolidated with those of ARL and TCI and their subsidiaries. IOR’s common stock is traded on the New York Stock Exchange (“NYSE American”) under the symbol “IOR”.

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

Southern Properties Capital Ltd. a British Virgin Island corporation (“Southern” or “SPC”), is a wholly owned subsidiary of TCI that was incorporated on August 16, 2016 for the purpose of raising funds by issuing debentures that cannot be converted into shares on the Tel-Aviv Stock Exchange (“TASE”). Southern operates in the United States and is primarily involved in investing in, developing, constructing and operating income-producing properties of multi-family residential real estate assets. Southern is included in the consolidated financial statements of TCI.

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

Our primary business is the acquisition, development and ownership of income-producing residential and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land. At December 31, 2019, we owned through our wholly owned subsidiaries ten residential apartment communities comprising of 1,657 units, seven commercial properties comprising an aggregate of approximately 1.7 million rentable square feet, and an investment in 1,951 acres of undeveloped and partially developed land. In addition, our joint venture VAA owns fifty-one residential apartment communities comprised of 9,888 units.

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

The Company in accordance with the VIE guidance in ASC 810 “Consolidations” consolidates ten multifamily residential properties at December 31, 2019 and nine at December 31, 2018, located throughout the United States ranging from 1,657 units to 1,489 units.  Assets totaling approximately $478 million and approximately $464 million at December 31, 2019 and 2018, respectively, are consolidated and included in “Real estate, at cost” on the balance sheet and are all collateral for their respective mortgage notes payable, none of which are recourse to the partnership in which they are in or to the Company.

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

Real estate held for sale.  We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We did not have any real estate assets classified as held for sale at December 31, 2019 or 2018.

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

Concentration of credit risk. The Company maintains its cash balances at commercial banks and through investment companies, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2019 and 2018, the Company maintained balances in excess of the insured amount.

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

Recent accounting pronouncements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Also, the amendments in this Update simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of ASU 2019-12 may have on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard amends the existing lease accounting guidance and requires lessees to recognize a lease liability and a right-of-use asset for all leases (except for short-term leases that have a duration of one year or less) on their balance sheets. Lessees will continue to recognize lease expense in a manner similar to current accounting. For lessors, accounting for leases under the new guidance is substantially the same as in prior periods, but eliminates current real estate-specific provisions and changes the treatment of initial direct costs. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparable period presented, with an option to elect certain transition relief. ASU 2016-02 was effective for reporting periods beginning after December 15, 2018. The adoption of ASU 2016-02 did not have a material impact on the Company’s financial position and results of operations.

In May 2014, Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance established a new single comprehensive revenue recognition model and provides for enhanced disclosures. Under the new policy, the nature, timing and amount of revenue recognized for certain transactions could differ from those recognized under existing accounting guidance. This new standard does not affect revenue recognized under lease contracts. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. As the majority of the Company’s revenue is from rental revenue related to leases, the Company has determined that the adoption of this Standard was immaterial to the consolidated financial statements and related disclosures.

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

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

	As of December 31,
Balance Sheet	2019	2018

Net real estate assets	$1,242,957	$1,257,557
Other assets	62,222	67,020
Debt, net	(832,779)	(791,225)
Other liabilities	(271,291)	(280,288)
Total equity	(201,109)	(253,064)

Results of Operations	For the Year Ended December 31, 2019	For the period November 19 to December 31, 2018
Total revenue	$115,377	$12,887
Total property, operating, and maintenance expenses	(56,967)	(4,507)
Interest expense	(61,487)	(5,818)
Depreciation and Amortization	(43,942)	(6,987)
Total other expense	(3,377)	(5,297)
Net loss	$(50,396)	$(9,722)

The following is a reconciliation from VAA’s net loss to TCI’s equity in earnings from VAA (dollars in thousands):

	For the Year Ended December 31, 2019	For the period November 19 to December 31, 2018
VAA net loss	$(50,396)	$(9,722)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	25,014	2,815
In-place lease intangibles - amortization expense	14,703	3,983
Depreciation basis differences	5,132	3,012
Net loss	$(5,547)	$88
Percentage ownership in VAA	50%	50%
Loss from VAA	$(2,774)	$44

The following table sets forth the location of our real estate held for investment (income-producing properties only) by asset type as of December 31, 2019:

	Apartments
Location	No.	Units
Alabama	1	168
Arkansas	5	1,122
Colorado	2	260
Florida	2	388
Georgia	1	222
Louisiana	3	464
Mississippi	1	196
North Carolina	1	201
Nevada	1	308
Tennessee	4	708
Texas-Greater Dallas-Ft Worth	19	3,709
Texas-Greater Houston	2	416
Texas-Other	9	1,726
Total	51	9,888

At December 31, 2019, our apartment projects in development included (dollars in thousands):

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Lakeside Lofts apartments	Farmers Branch, TX	249	$50,357	$80,622
Total		249	$50,357	$80,622

(1) Costs include construction hard costs, construction soft costs and loan borrowing costs.

During 2019, the Company received $19.4 million cash distribution from VAA as a result of the annual surplus cash computation from its HUD collaterized residential properties and other amounts owed to the Company as agreed to in the joint venture operating agreement.

NOTE 3.	REAL ESTATE

At December 31, 2019 and 2018, ARL’s real estate investment is comprised of the following (dollars in thousands):

	December 31,
	2019	2018
Apartments	$156,173	$126,274
Apartments under construction	22,363	21,916
Commercial properties	229,424	224,162
Land held for development	62,037	83,641
Real estate subject to sales contract	7,966	3 ,149
Total real estate, at cost, less impairment	$477,963	$459,142
Less accumulated deprecation	(90,173)	(78,099)
Total real estate, net of depreciation	$387,790	$3 81,043

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

The fair value measurements used in these evaluations are considered to be Level 2 and 3 valuations within the fair value hierarchy in the accounting rules, as there are significant observable (Level 2) and unobservable inputs (Level 3). Examples of Level 2 inputs the Company utilizes in its fair value calculations are appraisals and bona fide purchase offers from third parties. Examples of Level 3 inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. There was no provision for impairment during the years ended December 31, 2019, 2018 and 2017.

The following is a description of the Company’s significant real estate transactions for the year ended December 31, 2019:

●	Sold 35.9 acres of land located in Farmers Branch, Texas for an aggregate sales price of $18.9 million and recognized a gain on the sale of $9.0 million.

●	Sold 29.4 acres of land located in Forney, Texas for a total sales price of $5.0 million and recognized a gain on the sale of approximately $4.1 million.

●	Sold 10.33 acres of land located in Dallas, Texas for a total sales price of $2.1 million and recognized a gain on the sale of approximately $0.4 million.

●	Sold 6.25 acres of land located in Nashville, Tennessee for a total sales price of $2.3 million and recognized a gain on the sale of approximately $0.9 million.

●	Sold 23.24 acres of land located in Fort Worth, Texas for a total sales price of $1.8 million and recognized a gain on the sale of approximately $0.5 million.

●

Sold a multifamily residential property, located in Mary Ester, Florida for a total sales price of $3.1 million out of which $1.8 million represents land received with a total acreage of 1.27 acres located in Riverside, California in exchange for a note receivable of the same value. The Company recognized a loss from this sale of approximately $0.08 million.

●

Purchased 33.05 acres of land in Athens, Alabama for a total purchase price of $2.1 million, out of which $0.9 million was paid in cash and the remaining balance of $1.2 million was issued as a note payable. The note payable matures in eighteen months and bears an annual interest rate of 5.91%.

●	Purchased from a third party 8.94 acres of land located in Collin County, Texas for a total purchase price of $2.5 million.

●	Purchased an option to buy 37.8 acres of land (6.3 acres located in Collin County, Texas and 31.5 acres located in Clark County, Nevada) for $2.0 million from a third party land developer.

The Company continues to invest in the development of apartment projects. During the year ended December 31, 2019, ARL through its subsidiaries have invested $28.5 million related to the construction and development of various apartment complexes and capitalized $0.8 million of interest costs.

NOTE 4.	SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2019 and 2018, the Company paid interest expense of approximately $38.9 million and $59.7 million, respectively.

Cash and cash equivalents, and restricted cash for fiscal year ended 2019 and 2018 was $83.3 million and $106.6 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	December 31,
	2019	2018

Cash and cash equivalents	$51,228	$36,428
Restricted cash (cash held in escrow)	15,540	37,928
Restricted cash (certificate of deposits)	3,759	9,687
Restricted cash (held with Trustee)	12,784	22,572
Total cash, cash equivalents and restricted cash	$83,311	$106,615

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

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Prospectus Endeavors 4, LLC	01/23	12.00%	5,907	Secured
Prospectus Endeavors 6, LLC	10/22	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines	11/20	5.00%	2,868	Secured
Spyglass Apartments of Ennis, LP	11/20	5.00%	5,288	Secured
Bellwether Ridge	05/20	5.00%	3,765	Secured
Parc at Windmill Farms	05/20	5.00%	7,602	Secured
Autumn Breeze	10/21	5.00%	1,302	Secured
Plum Tree	10/21	5.00%	413	Secured
Ingleside	12/21	5.00%	1,531	Secured
RNC	09/24	5.00%	8,802	Secured
Revolving Line of Credit Steeple Crest	10/20	5.00%	6,665	Secured
RAI PFBL 2018 Purch Fee Note Weatherford	12/21	12.00%	525	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,732	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase I) (1)	12/32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Reserve at White Rock Phase II) (1)	12/32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (Tivoli) (1)	12/32	12.00%	—	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	12/32	12.00%	3,815	Secured
Unified Housing Foundation, Inc. (1)	12/21	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,314	Unsecured
Unified Housing Foundation, Inc. (1)	03/22	12.00%	4,782	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	07/21	12.00%	838	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/21	12.00%	773	Secured
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	07/21	12.00%	839	Secured
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	07/21	12.00%	432	Secured
Unified Housing Foundation, Inc. (Trails at White Rock) (1)	07/21	12.00%	913	Secured
Unified Housing Foundation, Inc. (Bella Vista) (1)	08/21	12.00%	212	Secured
Unified Housing Foundation, Inc. (1)	10/21	12.00%	6,831	Unsecured
Unified Housing Foundation, Inc. (1)	12/32	12.00%	497	Unsecured
Realty Advisors Management, Inc. (1)	12/22	2.28%	20,387	Unsecured
One Realco Corporation	01/20	3.00%	7,000	Unsecured
Other related party notes (1) (2)	Various	Various	3,553	Various secured interests
Other non-related party notes	Various	Various	10,276	Various secured interests
Accrued interest			13,114
Total Performing			$169,299
Allowance for estimated losses			(13,099)
Total			$156,200

(1)	Related party notes.
(2)	An allowance was taken for estimated losses at full value of note.

As of December 31, 2019, the obligors on approximately $103.5 million of the mortgage notes receivable portfolio were due from related parties. The Company recognized $11.0 million of interest income from these related party notes receivables. In addition, during the quarter ended June 30, 2019, our subsidiary TCI purchased notes receivables with a face value of $29.0 million (out of which $1.0 million represented accrued interest receivables) from related parties.

As of December 31, 2019 none of the mortgage notes receivable portfolio were non-performing.

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

The following is a summary of the financial position and results of operations from our investees (dollars in thousands):

	As of December 31,
	2019	2018	2017
SUMMARY OF FINANCIAL POSITION:
Real estate, net of accumulated depreciation	$13,041	$13,810	$12,587
Notes receivable	11,076	11,238	2,724
Other assets	33,708	32,566	32,176
Notes payable	(10,195)	(11,287)	(17,845)
Other liabilities	(6,328)	(7,320)	(5,991)
Shareholders’ equity/partners capital	(41,302)	(39,007)	(23,651)

	For the Year Ended December 31,
	2019	2018	2017
SUMMARY OF OPERATIONS:
Revenue	$55,241	$53,834	$38,747
Depreciation	(1,456)	(1,456)	(1,279)
Operating expenses	(50,861)	(49,647)	(35,410)
Interest expense	(621)	(673)	(1,065)
Income (loss) from continuing operations	$2,303	$2,058	$993
Net income (loss)	$2,303	$2,058	$993

Company’s 20% proportionate share of earnings	$461	$412	$199

NOTE 7.    NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of December 31, 2019 and 2018 (dollars in thousands):

	December 31,
	2019	2018
Apartments	$120,024	$94,759
Apartments under Construction	9,017	14,402
Commercial	92,838	136,327
Land	19,128	27,520
Corporate and other notes	20,429	22,527
Total notes payable	$261,436	$295,535
Less: unamortized deferred borrowing costs	(7,342)	(9,428)
Total outstanding notes payable, net	$254,094	$286,107
Accrued Interest	779	861
Total notes payable, net and accrued interest	$254,873	$286,968

The following table summarizes our contractual obligations for principal payments as of December 31, 2019 (dollars in thousands):

Year	Amount
2020	$34,304
2021	55,393
2022	13,437
2023	36,770
2024	1,995
Thereafter	119,537
Total	$261,436

Interest payable at December 31, 2019 and 2018, was approximately $.08 million and $.09 million, respectively. Our debt has interest rates ranging from 2.5% to 9.75% per annum with maturity dates between 2021 and 2059. The mortgages were collateralized by deeds of trust on real estate having a net carrying value of $311.5 million.

There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are in constant contact with these lenders, working together in order to modify the terms of these loans and we anticipate a timely resolution that is similar to the existing agreement or subsequent modification.

In conjunction with the development of various apartment projects and other developments, we drew down $8.5 million and $81.0 million in construction loans during the year ended December 31, 2019, and 2018, respectively.

NOTE 8.       BONDS AND BONDS INTEREST PAYABLE

In August 2016, Southern Properties Capital LTD (“Southern”), a British Virgin Islands corporation was incorporated for the purpose of raising funds by issuing Bonds to be traded on the Tel Aviv Stock Exchange (“TASE”).  The Company transferred certain residential and commercial properties located in the United States to Southern, its wholly owned subsidiary.

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

On February 15, 2018, Southern issued Series B bonds in the amount of NIS 137.7 million par value (approximately $39.2 million as of February 15, 2018). The Series B bonds are registered on the TASE. The bonds are reported in NIS and bear annual interest rate of 6.8%. Interest shall be repaid January 31 and July 31 of each of the years 2019 to 2023 (inclusive), first payment commencing on July 31, 2018. The principal shall be repaid in ten equal installments on January 31 and July 31 of each of the years from 2021 to 2025 (inclusive). A total bond issuance cost of $1.4 million was incurred. The effective interest rate is 7.99%.

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

On July 28, 2019, SPC issued Series C bonds in the amount of NIS 275 million (or approximately $78.1 million). The bonds are reported in NIS, and registered on the TASE, and bear an annual interest of 4.65%. The interest will be paid on January 31 and July 31 of each of the years 2020 through 2023, with the principal payment due in 2023. The Company incurred bond issuance costs of approximately $4.2 million.

On September 23, 2019, Southern entered into a foreign exchange risk hedging transaction agreement with Bank Leumi with the aim of hedging the risk that the NIS exchange rate against the dollar will fall below 3, thereby reducing the exposure of the bonds (Series A, B and C) to exchange rate volatility.  The term of the agreement is six months and the face value of the transaction is NIS 664 million ($ 221 million).  The hedge transaction costs as well as the fair value as of December 31, 2019 are immaterial.

During the year ended December 31, 2019, the Company made payments of $21.8 million and $11.6 million on bond principal and interests, respectively.

On January 27, 2020, the Company made payments of NIS 60.6 million in bond principal on the Series A and interests on the Series A, B, C (or approximately $17.6 million).

On February 2, 2020, S&P Global Ratings announced the increase of the Company's issuer rating to 'ilA-' from 'ilBBB+' for Bonds (Series A and B). In addition, Series C bond rating (secured by one of SPC’s commercial properties) increase to 'ilA' from 'ilA-' rating due to the expectation of continued improvement in coverage ratios and the expansion of Company’s portfolio.

The outstanding balance of these Bonds at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Bonds (Series A)	$92,653	$106,686
Bonds (Series B)	39,844	36,740
Bonds (Series B expansion)	20,920	19,290
Bonds (Series C)	79,572	—
Total outstanding bonds	$232,989	$162,716
Less: deferred bond issuance costs	(9,724)	(8,179)
Total outstanding bonds, net	223,265	154,537
Accrued Interest	6,457	4,037
Total oustanding bonds, net and accrued interest	$229,722	$158,574

The aggregate maturities of the bonds are as follows:

Year	Aggregate Maturities
2020	$23,148
2021	35,301
2022	35,301
2023	114,873
2024	12,153
Thereafter	12,213
$232,989

The recorded unrealized gain or loss is reflected as a separate line item to highlight the fact that it is a non-cash transaction until such time as actual payment of principal and interest on the bonds is made. For the year ended December 31, 2019 and 2018, the Company recorded a loss on foreign currency transaction of approximately $15.1 million, and a gain of $12.4 million, respectively.

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

Below is a description of the related party transactions and fees between Pillar and Regis for each of the three years ended December 31, 2019:

Fees, expenses, and revenue paid to and/or received from our advisor:

	For the years ended December 31,
	2019	2018	2017
	(dollars in thousands)
Fees:
Advisory	$6,612	$11,475	$11,082
Mortgage brokerage and equity refinancing	—	852	1,712
Net income	357	631	250
	$6,969	$12,958	$13,044
Other Expense:
Cost reimbursements	$4,265	$4,720	$3,240
Interest paid (received)	(4,686)	(3,370)	(1,195)
	$(421)	$1,350	$2,045
Revenue:
Rental	$1,311	$1,178	$783

Fees paid to Regis and related parties:

	For the years ended December 31,
	2019	2018	2017
	(dollars in thousands)
Fees:
Property acquisition	$318	$32,008	$9,128
Property management, construction management and leasing commissions	165	540	963
Real estate brokerage	71	2,068	1,369
	$554	$34,616	$11,460

The Company received rental revenue of $1.3 million, $1.2 million, and $0.8 million in the years ended December 31, 2019, 2018, and 2017, respectively, from Pillar and its related parties for properties owned by the Company.

As of December 31, 2019, the Company had notes and interest receivables, net of allowances, of $96.0 million and $7.5 million, respectively, due from UHF, a related party. See Part 2, Item 8. Note 5. “Notes and Interest Receivable.” During 2019, the Company recognized interest income of $11.0 million, originated $21.4 million, received $18.2 million in principal payments, and received interest payments of $10.4 million from these related party notes receivables.

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

The Company is the primary guarantor, on a $25.0 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2019, UHF was in compliance with the covenants to the loan agreement.

The Company is part of a tax sharing and compensating agreement with respect to federal income taxes between ARL, TCI and IOR and their subsidiaries that was entered into in July of 2009. The expense (benefit) in each year was calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.

In addition, SPC is part of a management service agreement with the controlling shareholder owned company in which SPC for an annual payment of 0.5% on the value of the investment properties receives from the Advisor office space, administrative and management services. During 2019, SPC paid management fees to Pillar in the amount of $2.2 million.

The following table reconciles the beginning and ending balances of accounts receivable from and (accounts payable) to related parties (Pillar) as of December 31, 2019 and 2018:

Pillar
Related party receivable, December 31, 2018	70,377
Cash transfers	38,139
Advisory fees	(6,612)
Net income fee	(357)
Cost reimbursements	(4,265)
Interest income	4,686
Notes receivable purchased	(28,669)
Fees and commissions	(71)
Expenses (paid) received by Advisor	10,521
Financing (mortgage payments)	(299)
Sales/purchases Commission	(318)
Intercompany property transfers	2,864
Related party receivable, December 31, 2019	$85,996

NOTE 10.     DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gains on these transactions have been deferred until the properties are sold to a non-related third party. As of December 31, 2019, we had deferred gain of $24.8 million.

NOTE 11.     DIVIDENDS

ARL’s Board of Directors established a policy that dividend declarations on common stock would be determined on an annual basis following the end of each year. In accordance with that policy, no dividends on ARL’s common stock were declared for fiscal years ended 2019, 2018, or 2017. Future distributions to common stockholders will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board. On January 12, 2018 Realty Advisors converted 200,000 preferred Series A shares plus accrued dividends into 482,716 shares of common stock.

NOTE 12.     PREFERRED STOCK

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

On December 31, 2018, a stock transfer agreement was entered into between Realty Advisors, Inc. (“RAI”) and TCI whereby TCI purchased from RAI 900,000 shares of Series A Preferred Stock for a total purchase price of approximately $9 million.  Also, as part of the agreement, TCI acquired accrued unpaid dividends on the 900,000 shares of Series A Preferred Stock of approximately $9.9 million.  At December 31, 2018, 1.8 million shares of Series A Convertible Preferred Stock have been eliminated in consolidation.  Unpaid accrued dividends in the amount of $9.9 million have also been eliminated in consolidation.  After these eliminations, there are 614 shares outstanding of Series A Preferred Stock at December 31, 2019, and 2018.

NOTE 13.     INCOME TAXES

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

For financial reporting purposes, income before income taxes were:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
(Loss) income from continuing operations before income taxes	$(21,743)	$183,902	$(8,696)

The (benefit) expense for income taxes consists of:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current:
Federal	$—	$42,231	$(3,044)
State	—	1,210	10
Deferred and Other:
Federal	—	(42,231)	3,044
State		—	170
Total tax expense	$—	$1,210	$180

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax (benefit) expense at federal statutory rate	$(4,566)	$31,739	$(3,044)
State and local income taxes net of federal tax (benefit) expense	—	1,210	180
Permanent tax differences	(2,499)	(224)	—
Temporary tax differences
Installment note on land sale	—	(2,875)	(1,918)
Allowance for losses on note receivables	(246)	(712)	(2,372)
Deferred gains	(1,920)	(7,041)	(10,758)
Basis differences on fixed assets	—	22,110	9,284
Other basis/timing differences	3,172	(766)	5,764
Generation (use) on net operating loss carryforwards	6,059	(42,231)	3,044
Reported Income Tax Expense	$—	$1,210	$180
Effective Tax Rate	0.0%	0.7%	N/A

The company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, the Company’s tax years for 2018, 2017, and 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S federal, state, local, or foreign examinations by tax authorities for the years before 2016.

The 2019 and 2018 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress. This act has reduced the statutory tax rate for corporations from 35% to 21% starting in 2018. As a result, the tax assets of ARI had to be re-priced to reflect the new rate for future years with the impact on the 2017 provision for income taxes.

Components of the Net Deferred Tax Asset or Liability

	Years Ended December 31,
	2019	2018
	(In thousands)
Deferred Tax Assets:
Allowance for losses on notes	$2,751	$2,879
Deferred Gain	5,200	3,999
Foreign currency translations	1,521	—
Net Operating Loss Carryforward	18,371	8,700
Total Deferred Tax Assets	27,843	15,578
Less: valuation allowance	(21,180)	(12,246)
Total Net Deferred Tax Assets	$6,663	$3,332

Deferred Tax Liabilities:
Deferred gain	$—	$—
Basis differences for fixed assets	(6,663)	(3,332)
Total Deferred Tax Liability	$(6,663)	$(3,332)
Current Net Deferred Tax Asset	6,663	3,332
Long-Term Net Deferred Tax Liability	(6,663)	(3,332)
Net deferred tax asset (liability)	$—	$—

Operating Loss and Tax Credit Carryforwards

We have federal income tax net operating losses (NOLs) carryforwards related to our domestic operations of approximately $53 million on a standalone basis, which have an indefinite life. We also have state NOLs in many of the various states in which we operate.

Valuation Allowance Reversal

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. At December 31, 2019, 2018 and 2017 ARL had a net deferred tax asset due to tax deductions available to it in future years. However, as management could not determine that it was more likely than not that ARL would realize the benefit of the deferred tax asset, a valuation allowance was established.

NOTE 14.     FUTURE MINIMUM RENTAL INCOME UNDER OPERATING LEASES

ARL’s operations include the leasing of commercial properties (office buildings, industrial warehouses and retail centers). The leases, thereon, expire at various dates through 2029. The following is a schedule of minimum future rents due to ARL under non-cancelable operating leases as of December 31, 2019 (dollars in thousands):

Year	Amount
2020	26,208
2021	23,558
2022	20,382
2023	14,882
2024	8,861
Thereafter	7,109
Total	$101,000

NOTE 15.     OPERATING SEGMENTS

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

Presented below is the Company’s reportable segments’ operating income including segment assets and expenditures for the years 2019, 2018 and 2017 (dollars in thousands):

For the Twelve Months Ended December 31, 2019	Commercial Properties	Apartments	Land	Other	Total
Rental and other property revenues	$32,707	$15,257	$—	$6	$47,970
Property operating expenses	(15,805)	(8,375)	(735)	(779)	(25,694)
Depreciation	(10,229)	(3,150)	—	—	(13,379)
Mortgage and loan interest	(7,018)	(4,069)	(1,301)	(27,472)	(39,860)
Loss on debt extinguishment	(5,219)	—	—	—	(5,219)
Interest income	—	—	—	25,955	25,955
Loss on the sale of income producing property	—	(80)	—	—	(80)
Gain on land sales	—	—	15,272	—	15,272
Segment operating (loss) income	$(5,564)	$(417)	$13,236	$(2,290)	$4,965

Capital expenditures	$5,257	$25,001	$3,489	$—	$33,747
Real estate assets	$229,424	$178,536	$70,003	$—	477,963

Property Sales
Sales price	$—	$3,096	$30,012	$—	$33,108
Cost of sale	—	(3,176)	(14,740)	—	(17,916)
Gain on sale	$—	$(80)	$15,272	$—	$15,192

For the Twelve Months Ended December 31, 2018	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,113	$87,832	$1	$10	$120,956
Operating expenses	(16,252)	(42,134)	(645)	(556)	(59,587)
Depreciation and amortization	(9,530)	(13,140)	—	—	(22,670)
Mortgage and loan interest	(7,663)	(20,671)	(636)	(37,093)	(66,063)
Interest income	—	—	—	21,645	21,645
Gain on land sales	—	—	17,404	—	17,404
Segment operating income (loss)	$(332)	$11,887	$16,124	$(15,994)	$11,685

Capital expenditures	$8,246	$16,953	$—	$—	$25,199
Assets	$153,014	$143,500	$84,529	$—	$381,043

Property Sales
Sales price	$2,313	$8,512	$43,311	$—	$54,136
Cost of sale	(2,313)	(8,512)	(25,907)	—	(36,732)
Gain on land sales	$—	$—	$17,404	$—	$17,404

For the Twelve Months Ended December 31, 2017	Commercial Properties	Apartments	Land	Other	Total
Operating revenue	$33,286	$92,807	$111	$17	$126,221
Operating expenses	(18,549)	(43,677)	(878)	(987)	(64,091)
Depreciation and amortization	(9,358)	(16,354)	—	33	(25,679)
Mortgage and loan interest	(7,527)	(22,347)	(1,945)	(34,352)	(66,171)
Interest income	—	—	—	18,941	18,941
Gain on sale of income producing properties	2,391	12,760	1,547	—	16,698
Gain on land sales	—	—	4,884	—	4,884
Segment operating income (loss)	$243	$23,189	$3,719	$(16,348)	$10,803

Capital expenditures	$(5,817)	$1,402	$609	$—	$(3,806)
Assets	$137,157	$727,508	$123,452	$—	$988,117

Property Sales
Sales price	$5,050	$—	$29,969	$—	$35,019
Cost of sale	(2,659)	—	(23,538)	—	(26,197)
Recognized prior deferred gain	—	12,760	—	—	12,760
Gain on sale	$2,391	$12,760	$6,431	$—	$21,582

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Operations:

	For the Years Ended December 31,
	2019	2018	2017
Segment operating income	$4,965	$11,685	$10,803
Other non-segment items of income (expense)
General and administrative	(13,336)	(12,708)	(7,691)
Net income fee to related party	(357)	(631)	(250)
Advisory fee to related party	(6,612)	(11,475)	(11,082)
Other income	11,018	28,993	4,082
Gain on disposition of 50% interest in VAA	—	154,126	—
Foreign currency translation (loss) gain	(15,108)	12,399	(4,536)
Loss from joint venture	(2,774)	44	—
Loss on sale of investments	—	—	(331)
Earnings from unconsolidated investees	461	1,469	309
Income tax expense	—	(1,210)	(180)
Net (loss) income from continuing operations	$(21,743)	$182,692	$(8,876)

The table below reflects the reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of December 31,
	2019	2018	2017
Segment assets	$387,790	$381,043	$988,117
Investments in unconsolidated investees	67,655	76,001	6,396
Notes and interest receivable	156,200	126,058	112,095
Other assets	218,996	243,047	190,112
Total assets	$830,641	$826,149	$1,296,720

NOTE 16.     QUARTERLY RESULTS OF OPERATIONS

The following is a tabulation of quarterly results of operations for the years 2019, 2018 and 2017. Quarterly results presented differ from those previously reported in ARL’s Form 10-Q due to the reclassification of the operations of properties sold or held for sale to discontinued operations in accordance with ASC topic 360:

	Three Months Ended 2019
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)

Total operating revenues	$11,929	$11,840	$11,943	$12,258
Total operating expenses	13,664	16,217	13,809	15,688
Operating loss	(1,735)	(4,377)	(1,866)	(3,430)
Other expense	(6,963)	(1,927)	(12,723)	(3,914)
(Loss) before gain on sales, non-contolling interest, and taxes	(8,698)	(6,304)	(14,589)	(7,344)
Loss on sale of income producing properties	—	(80)	—	—
Gain on land sales	2,216	2,517	5,139	5,400
Net loss from continued operations	(6,482)	(3,867)	(9,450)	(1,944)
Net loss	(6,482)	(3,867)	(9,450)	(1,944)
Less: net (income) attributable to non-controlling interest	335	1,089	1,879	2,482
Net (loss) income applicable to common shares	$(6,147)	$(2,778)	$(7,571)	$538

PER SHARE DATA
Earnings per share - basic
Income (loss) from continued operations	$(0.41)	$(0.24)	$(0.59)	$(0.12)
Net income (loss) applicable to common shares	$(0.38)	$(0.17)	$(0.47)	$0.03
Weighted average common shares used in computing earnings per share	15,997,076	15,997,076	15,997,076	15,997,076

Earnings per share - diluted
Income (loss) from continued operations	$(0.41)	$(0.24)	$(0.59)	$(0.12)
Net income (loss) applicable to common shares	$(0.38)	$(0.17)	$(0.47)	$0.03
Weighted average common shares used in computing diluted earnings per share	15,997,076	15,997,076	15,997,076	15,997,076

	Three Months Ended 2018
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)

Total operating revenues	$31,083	$31,607	$33,409	$24,857
Total operating expenses	26,165	27,990	28,199	24,717
Operating income	4,918	3,617	5,210	140
Other (expense) income	(6,638)	2,678	5,955	(3,508)
(Loss) income before gain on sales, non-contolling interest, and taxes	(1,720)	6,295	11,165	(3,368)
Gain on formation of joint venture	—	—	—	154,126
Gain on land sales	1,335	—	12,243	3,826
Income tax expense	—	—	(792)	(418)
Net (loss) income from continued operations	(385)	6,295	22,616	154,166
Net (loss) income	(385)	6,295	22,616	154,166
Less: net (income) attributable to non-controlling interest	(275)	(441)	(2,265)	(6,012)
Preferred dividend requirement	(225)	(225)	(225)	(226)
Net (loss) income applicable to common shares	$(885)	$5,629	$20,126	$147,928

PER SHARE DATA
Earnings per share - basic
(Loss) income from continued operations	$(0.06)	$0.35	$1.26	$9.26
Net (loss) income applicable to common shares	$(0.06)	$0.35	$1.26	$9.26
Weighted average common shares used in computing earnings per share	15,938,077	15,997,076	15,997,076	15,997,076

Earnings per share - diluted
Income (loss) from continued operations	$(0.06)	$0.35	$1.26	$9.27
Net income (loss) applicable to common shares	$(0.06)	$0.35	$1.26	$9.27
Weighted average common shares used in computing diluted earnings per share	15,938,077	15,997,076	15,997,076	15,997,076

	Three Months Ended 2017
	March 31,	June 30,	September 30,	December 31,
	(dollars in thousands, except share and per share amounts)

Total operating revenues	$31,822	$31,587	$31,807	$31,005
Total operating expenses	27,345	26,759	26,397	28,292
Operating income	4,477	4,828	5,410	2,713
Other expense	(10,829)	(15,676)	(9,348)	(11,853)
Loss before gain on sales, non-contolling interest, and taxes	(6,352)	(10,848)	(3,938)	(9,140)
Gain on sale of income producing properties	—	—	12,760	3,938
Gain (loss) on land sales	445	(476)	1,062	3,853
Income tax expense	—	—	—	(180)
Net (loss) income from continued operations	(5,907)	(11,324)	9,884	(1,529)
Net income (loss)	(5,907)	(11,324)	9,884	(1,529)
Less: net (income) loss attributable to non-controlling interest	193	435	(522)	339
Preferred dividend requirement	(275)	(275)	(275)	(280)
Net (loss) income applicable to common shares	$(5,989)	$(11,164)	$9,087	$(1,470)

PER SHARE DATA
Earnings per share - basic
(Loss) income from continued operations	$(0.39)	$(0.72)	$0.59	$(0.09)
Net (loss) income applicable to common shares	$(0.39)	$(0.72)	$0.59	$(0.09)
Weighted average common shares used in computing earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

Earnings per share - diluted
(Loss) income from continued operations	$(0.39)	$(0.72)	$0.59	$(0.09)
Net (loss) income applicable to common shares	$(0.39)	$(0.72)	$0.59	$(0.09)
Weighted average common shares used in computing diluted earnings per share	15,514,360	15,514,360	15,514,360	15,514,360

NOTE 17.     COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.     Management believes that TCI will generate excess cash from property operations in 2020; such excess, however, might not be sufficient to discharge all of TCI’s obligations as they become due. Management intends to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

Guarantees . The Company is the primary guarantor, on a $25.0 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2019 UHF was in compliance with the covenants to the loan agreement.

Partnership Buyouts.    TCI is the limited partner in various partnerships related the construction of residential properties. As permitted in the respective partnership agreements, TCI intends to purchase the interests of the general and any other limited partners in these partnerships subsequent to the completion of these projects. The amounts paid to buy out the nonaffiliated partners are limited to development fees earned by the non-affiliated partners, and are set forth in the respective partnership agreements.

ART and ART Midwest, Inc.

A formerly owned entity (American Realty Trust, Inc.) and its former subsidiary (ART Midwest, Inc.) have been parties  to a litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”). The matter originally involved a transaction in 1998 in which ART Midwest, Inc. was to acquire eight residential apartment complexes from the Clapper Parties. Through the years, a number of rulings, both for and against American Realty Trust, Inc. “ART” and ART Midwest, Inc., were issued. In October 2011, a ruling was issued under which the Clapper Parties received a judgment for approximately $74 million, including $26 million in actual damages and $48 million interest. The ruling was against ART and ART Midwest, Inc., but no other entity. During February 2014, the Court of Appeals affirmed a portion of the judgment in favor of the Clapper Parties, but also ruled that a double counting of a significant portion of the damages had occurred and remanded the case back to the trial court to recalculate the damage award, as well as pre- and post-judgment interest thereon. Subsequently, the trial court recalculated the damage award, reducing it to approximately $59 million, inclusive of actual damages and then current interest. ART was also a significant owner of a partnership interest in the partnership that was awarded the initial damages in this matter.

The Clapper Parties subsequently filed a new lawsuit against ARI, its subsidiary EQK Holdings, Inc. “EQK”, and ART. The Clapper Parties seek damages from ARL for payment by ART to ARL of ART’s stock in EQK in exchange for a release of the Antecedent Debt owed by ART to ARI. In February 2018 the court determined that this legal matter should not have been filed in federal court and therefore granted motions to dismiss on jurisdictional grounds. In June 2018, the court overruled its own grant of motions to dismiss and reinstated the case. We continue to vigorously defend the case and management believes it has defenses to the claims. The case has not been set for trial.

 In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was recently lifted. The trial court subsequently dismissed the case on procedural grounds, but ART has filed a notice of appeal. The appeal was heard in February 2018 and the case was subsequently appealed to the Texas Supreme Court. The application for Review is still pending with the Texas Supreme Court.  In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued such note at zero.

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

TCI is working with counsel to identify assets and collect on the Final Judgment against Dynex Commercial, Inc., as well as pursue additional claims, if any, against Dynex Capital, Inc. Post judgment interest continues to accrue.

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019. On February 26, 2020, the Court denied IOR’s demand futility motion. The remainder of the motions to dismiss are pending.

Litigation . The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although the Company and its subsidiaries are involved in various items of litigation incidental to and in the ordinary course of its business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon the Company’s financial condition, results of operation or liquidity.

NOTE 18.     EARNINGS PER SHARE

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

For the years ended December 31, 2019 and 2018, we had 614 shares issued and 1,800,614 outstanding of Series A 10.0% cumulative convertible preferred stock. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days. These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive. On January 12, 2018 Realty Advisors (“RAI”) converted 200,000 preferred shares, plus accrued dividends into 482,716 shares of common stock. Of the outstanding 1,800,614 shares, 900,000 are held by ARL. Dividends are not paid on the shares owned by ARL.

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

As of December 31, 2019 and 2018, the Series A convertible preferred stock and the stock options were anti-dilutive and therefore not included in the EPS calculation.

NOTE 19.     SUBSEQUENT EVENTS

On February 2, 2020, S&P Global Ratings announced the increase of the Company's issuer rating to 'ilA-' from 'ilBBB+' for Bonds (Series A and B). In addition, Series C bond rating (secured by one of SPC’s commercial properties) increase to 'ilA' from 'ilA-' rating due to the expectation of continued improvement in coverage ratios and the expansion of Company’s portfolio.

During 2020, a strain of coronavirus (“COVID – 19”) was reported worldwide, resulting in decreased economic activity and concerns about the pandemic, which would adversely affect the broader global economy. The Company is taking all necessary steps to keep our business premises, tenants, vendors and employees in a safe environment and are constantly monitoring the impact of COVID – 19.  At this point, the extent to which COVID – 19 may impact the global economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business and results of operations

The date to which events occurring after December 31, 2019, the date of the most recent balance sheet, have been evaluated for possible adjustments to the financial statements or disclosure is March 30, 2020, which is the date of which the financial statements were available to be issued. There are no subsequent events that would require an adjustment to the financial statements.

Schedule III

TRANSCONTINENTAL REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

		Initial Cost		Cost Capitalized Subsequent to Acquisition	Asset Impairment	Gross Amount of Which Carried at End of Year
Property/Location	Encumbrances	Land	Buildings	Improvements	Asset Impairment	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation In Latest Statement of Operation is Computed

Properties Held for Investment Apartments
Legacy at Pleasant Grove, Texarkana, TX	$13,944	$2,005	$17,892	$217	$—	$2,005	$18,109	$20,114	$2,289	2006	12/14	40 years
Toulon, Gautier, MS	19,575	1,621	20,107	372	—	1,621	20,479	22,100	4,273	2011	9/09	40 years
Villager, Ft. Walton, FL	672	141	1,267	—	—	141	1,267	1,408	148	1972	6/15	40 years
Villas at Bon Secour, Gulf Shores, AL	11,212	2,715	15,385	—	—	2,715	15,385	18,100	545	2007	7/18	40 years
Vista Ridge, Tupelo, MS	10,252	1,339	13,398	—	—	1,339	13,398	14,737	1,893	2009	10/15	40 years
Chelsea, Beaumont, TX	8,794	1,225	11,025	160	—	1,225	11,185	12,410	303	1999	11/18	40 years
Overlook at Allensville Phase II, Sevierville, TN	15,829	2,411	17,005	—	—	2,411	17,005	19,416	319	2012	11/15	40 years
Landing, Houma, LA	15,484	2,012	18,115	25	—	2,012	18,140	20,152	491	2005	12/18	40 years
Farnham Park, Port Aurther, TX	9,183	1,010	9,086	144	—	1,010	9,230	10,240	251	1999	11/18	40 years
Parc at Denham Springs Phase II, Denham Springs, LA	15,079	1,502	12,486	3,508	—	1,502	15,994	17,496	50	2010	11/9	40 years
Total Apartments Held for Investment	$120,024	$15,981	$135,766	$4,426	$—	$15,981	$140,192	$156,173	$10,562

Apartments Under Construction
Forest Pines, Bryan, TX	—	5,040	—	301	—	5,040	301	5,341	—	—	—	—
Sugar Mill III, Addis, LA	6,302	576	—	7,023	—	576	7,023	7,599	—	—	11/15	—
McKinney Apts at Heritage, McKinney, TX	—	2,481	—	89	—	2,481	89	2,570	—	—	6/17	—
Forest Pines Phase II (Forest Grove), Bryan, TX	1,560	—	—	4,674	—	—	4,674	4,674	—	—	4/19	—
LD Athens Lindsay Ln , Athens, LA	1,155	2,098	—	81	—	2,098	81	2,179	—	—	9/19	—
Total Apartments Under Construction	$9,017	$10,195	$—	$12,168	$—	$10,195	$12,168	$22,363	$—

Commercial
600 Las Colinas, Las Colinas, TX	37,215	5,751	51,759	20,143	—	5,751	71,902	77,653	32,858	1984	8/05	40 years
770 South Post Oak, Houston, TX	12,178	1,763	15,834	697	—	1,763	16,531	18,294	2,117	1970	7/15	40 years
Bridgeview Plaza, LaCrosse, WI	3,908	—	—	1,207	—	—	1,207	1,207	804	1979	3/03	40 years
Browning Place (Park West I), Farmers Branch, TX		5,096	45,868	26,645	—	5,096	72,513	77,609	29,867	1984	4/05	40 years
Fruitland Plaza, Fruitland Park, FL		23	—	83	—	23	83	106	71	—	5/92	40 years
Senlac VHP, Farmers Branch, TX		622	—	142	—	622	142	764	142	—	8/05	40 years
Stanford Center, Dallas, TX	39,537	20,278	34,862	8,251	(9,600)	20,278	33,513	53,791	13,752	—	6/08	40 years
Total Commercial Held for Investment	$92,838	$33,533	$148,323	$57,168	$(9,600)	$33,533	$195,891	$229,424	$79,611

Land
Dedeaux, Gulfport, MS	—	1,612	—	46	(38)	1,612	8	1,620	—	—	10/06	—
Gautier, Gautier, MS	—	202	—	—	—	202	—	202	—	—	7/98	—
Lake Shore Villas, Humble, TX	—	81	—	3	—	81	3	84	—	—	3/02	—
Lubbock, Lubbock, TX	—	234	—	—	—	234	—	234	—	—	1/04	—
Ocean Estates, Gulfport, MS	—	1,418	—	390	—	1,418	390	1,808	—	—	10/07	—
Union Pacific Railroad, Dallas, TX	—	130	—	—	—	130	—	130	—	—	3/04	—
Willowick, Pensacola, FL	—	137	—	—	—	137	—	137	—	—	1/95	—
Windmill Farms, Kaufman County, TX	13,861	55,668	—	13,913	(20,343)	55,668	(6,430)	49,238	—	—	11/11	—
T Palm Desert, Riverside, CA	—	1,800	—	—	—	1,800	—	1,800	—	—	9/19	—
Lacy Longhorn, Farmers Branch, TX	—	1,169	—	—	(760)	1,169	(760)	409	—	—	6/04	—
Minivest, Dallas, TX	—	7	—	—		7	—	7	—	—	4/13	—
Nicholson Croslin, Dallas, TX	—	184	—	—	(118)	184	(118)	66	—	—	10/98	—
Nicholson Mendoza, Dallas, TX	—	80	—	—	(51)	80	(51)	29	—	—	10/98	—
Mercer Crossing, Farmers Branch, TX	—	10,966	—	—		10,966	—	10,966	—	—	1/08	—
McKinney 36, Collin County, TX	945	635	—	161	(19)	635	142	777	—	—	1/98	—
Travis Ranch, Kaufman County, TX	—	80	—	—	—	80	—	80	—	—	8/08	—
Dominion Mercer Phase II, Farmers Branch, TX	—	2,440	—	111	(135)	2,440	(24)	2,416	—	—	3/99	—
Total Land Held for Investment	$14,806	$76,843	$—	$14,624	$(21,464)	$76,843	$(6,840)	$70,003	$—

Total Properties Held for Investment	$236,685	$136,552	$284,089	$88,386	$(31,064)	$136,552	$341,411	$477,963	$90,173

SCHEDULE III

(Continued)

AMERICAN REALTY INVESTORS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2019

	2019	2018	2017
	(dollars in thousands)
Reconciliation of Real Estate
Balance at January 1,	$459,142	$1,165,662	$1,066,603
Additions
Acquisitions, improvements and construction	97,554	576,232	129,483
Deductions
Sale of real estate	(78,733)	(1,282,752)	(30,424)
Balance at December 31,	$477,963	$459,142	$1,165,662

Reconciliation of Accumulated Depreciation
Balance at January 1,	$78,099	$177,546	$165,597
Additions
Depreciation	13,379	22,670	24,417
Deductions
Sale of real estate	(1,305)	(122,117)	(12,468)
Balance at December 31,	$90,173	$78,099	$177,546

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS RECEIVABLE
December 31, 2019

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgage	Carrying Amount of Mortgage	Principal or Loans Subject to Delinquent Principal or Interest
	(dollars in thousands)
Prospectus Endeavors 4, LLC	12.00%	Jan-23	Excess cash flow	—	5,907	5,907	—
Prospectus Endeavors 6, LLC	12.00%	Oct-22	Excess cash flow	—	496	496	—
Oulan-Chikh Family Trust	8.00%	Mar-21	Excess cash flow	—	174	174	—
H198, LLC	6.00%	Sep-20	Excess cash flow	—	4,554	4,554	—
RAI PFBL 2018 Purch Fee Note Weatherford	12.00%	Dec-21	Excess cash flow	—	—	525	—
Forest Pines	5.00%	Nov-20	Excess cash flow	—	—	2,868	—
Spyglass Apartments of Ennis, LP	5.00%	Nov-20	Excess cash flow	—	5,083	5,288	—
Bellwether Ridge	5.00%	May-20	Excess cash flow	—	3,429	3,765	—
Parc at Windmill Farms	5.00%	May-20	Excess cash flow	—	6,066	7,602	—
Unified Housing Foundation, Inc. (Echo Station)	12.00%	Dec-32	Excess cash flow	9,719	2,794	1,481	—
100% Interest in UH of Temple, LLC							—
Unified Housing Foundation, Inc. (Inwood on the Park/UH of Inwood, LLC)	12.00%	Dec-32	Excess cash flow	22,227	5,462	3,639	—
100% Interest in UH of Inwood, LLC			Excess cash flow				—
Unified Housing Foundation, Inc. (Kensington Park/UH of Kensington, LLC)	12.00%	Dec-32	Excess cash flow	18,723	4,310	3,933	—
100% Interest in UH of Kensington, LLC				—			—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC)	12.00%	Dec-32	Excess cash flow	15,965	2,959	2,000	—
100% Interest in HFS of Humble, LLC							—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (31.5% of cash flow)	12.00%	Dec-32	Excess cash flow	15,756	8,836	6,369	—
Interest in Unified Housing Foundation Inc.							—
Unified Housing Foundation, Inc. (Lakeshore Villas/HFS of Humble, LLC) (68.5% of cash flow)	12.00%	Dec-32	Excess cash flow	15,965	2,959	2,732	—
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	12.00%	Dec-32	Excess cash flow	—	—	1,953	—
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	12.00%	Dec-32	Excess cash flow	—	—	2,000	—
Unified Housing Foundation, Inc. (Limestone Ranch/UH of Vista Ridge,LLC)	12.00%	Dec-32	Excess cash flow	—	—	4,000	—
Unified Housing Foundation, Inc. (Timbers of Terrell)	12.00%	Dec-32	Excess cash flow	7,294	1,702	1,323	—
100% Interest in UH of Terrell, LLC							—
Unified Housing Foundation, Inc. (Trails at White Rock)	12.00%	Dec-32	Excess cash flow	21,712	3,815	3,815	—
100% Interest in UH of Harvest Hill III, LLC							—
Unified Housing Foundation, Inc (2015 Advisory Fee)	12.00%	Dec-21	Excess cash flow	—	—	3,994	—
Unified Housing Foundation, Inc (2008-2014 Advisory Fee)	12.00%	Dec-21	Excess cash flow	—	—	6,407	—
Unified Housing Foundation, Inc (2018 Advisory Fee)	12.00%	Jun-20	Excess cash flow	—	—	5,314	—
Unified Housing Foundation, Inc	12.00%	Mar-22	Excess cash flow	—	—	4,782	—
RAI UHF 2019 Advisory Fee Note			Excess cash flow	—	—		—
Unified Housing Foundation, Inc	12.00%	Jul-21	Excess cash flow	—	—	838	—
2018 Refin Fee (Lakeshore Villas)			Excess cash flow				—
Unified Housing Foundation, Inc	12.00%	Jul-21	Excess cash flow	—	—	773	—
2018 Refin Fee (Limestone Ranch)			Excess cash flow				—
Unified Housing Foundation, Inc	12.00%	Jul-21	Excess cash flow	—	—	839	—
2018 Refin Fee (Marquis @ Vista Ridge)			Excess cash flow				—
Unified Housing Foundation, Inc	12.00%	Jul-21	Excess cash flow	—	—	432	—
2018 Refin Fee (Timbers at the Park)			Excess cash flow				—
Unified Housing Foundation, Inc	12.00%	Jul-21	Excess cash flow	—	—	913	—
2018 Refin Fee (Trails @ White Rock)							—
Unified Housing Foundation, Inc	12.00%	Aug-21	Excess cash flow	—	—	212	—
2018 Refin Fee (Bella Vista)							—
Unified Housing Foundation, Inc	12.00%	Oct-21	Excess cash flow	—	—	1,980	—
2017 Fees on Sale LSC/SR/PKCR							—
Unified Housing Foundation, Inc	12.00%	Oct-21	Excess cash flow	—	—	4,851	—
2017 Fees on Profit LSC/SR/PKCR							—
Unified Housing Foundation, Inc. (Walnut Park Crossing)	12.00%	Dec-32	Excess cash flow	—	340	369	—
Unified Housing Foundation, Inc. (Terraces of Marine Creek/Blue Lake at Marine Creek)	12.00%	Dec-32	Excess cash flow	—	140	128	—
Realty Advisors Management, Inc.	2.28%	Dec-22	Interest only paid quarterly.	—	20,387	20,387	—
One Realco Corporation (1)	3.00%	Jan-20	Excess cash flow	—	10,000	7,000	—
Various related party notes	Various	Various	Excess cash flow	—	—	3,553	—
Various non-related party notes	Various	Various	Excess cash flow	—	—	28,989	—
						$156,185
				Accrued interest		13,114
				Allowance for estimated losses		(13,099)
						$156,200

(1) Fully reserved

SCHEDULE IV

AMERICAN REALTY INVESTORS, INC.

MORTGAGE LOANS

As of December 31,

	2019	2018	2017
	(dollars in thousands)

Balance at January 1,	$126,058	$127,865	$143,601
Additions
New mortgage loans	49,671	13,123	15,741
Increase (decrease) of interest receivable on mortgage loans	12,429	(6,388)	581
Deductions
Amounts received	(30,245)	(8,541)	(32,058)
Non-cash reductions	(1,713)	—	—
Balance at December 31,	$156,200	$126,058	$127,865

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HENRY A. BUTLER, age 69, Director, Affiliated, since July 2003 and Chairman of the Board since May 2009

Retired (since April 30, 2019); Mr. Butler served as Vice President Land Sales for Pillar Income Asset Management, LLC since April 2011 to April 30, 2019).  Mr. Butler has been a Director of the Company since July 2003 and Chairman of the Board since May 2009. He has also served as Chairman of the Board since May 2011 and as a Director since February 2011 of IOR and Chairman of the Board since May 2009 and a Director since November 2005 of TCI.

WILLIAM J. HOGAN, age 62, Director, Independent, since February 2020

Registered Representative and Investment Advisor Representative, employed (since January 2013) by Cetera Advisor Networks LLC, a general securities and investment advisory firm, with an office in San Antonio, Texas. From November 2009 through December 2012, Mr. Hogan was a registered representative, employed by Financial Network Investment Corp. in San Antonio, Texas. He holds Series 7 (General Securities Representative), Series 63 (Uniform Securities Agent State Law) and Series 65 (Investment Advisor) licenses issued by Financial Industry Regulatory Authority (“FINRA”). Mr. Hogan was elected as a director of the Company and TCI on January 28, 2020 effective February 1, 2020.

ROBERT A. JAKUSZEWSKI, age 57, Director, Independent, since November 2005

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

TED R. MUNSELLE, age 64, Director, Independent, since February 2004

Mr. Munselle has been Vice President and Chief Financial Officer of Landmark Nurseries, Inc. since October 1998. On February 17, 2012, he was appointed as a member of the Board of Directors for Spindletop Oil & Gas Company and as Chairman of their Audit Committee. Spindletop’s stock is traded on the Over-the-Counter (OTC) market. Mr. Munselle has been a Director of the Company since February 2004. He has also served as Director of IOR since May 2009 and Director of TCI since February 2004. Mr. Munselle is qualified as an Audit Committee financial expert within the meaning of SEC regulations and the Board of Directors of ARL has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Mr. Munselle is a Certified Public Accountant.

RAYMOND D. ROBERTS, SR., age 88, Director, Independent, since June 2016

Mr. Roberts is currently retired. Mr. Roberts has served as Director of the Company since June 2, 2016. He has also served as Director of IOR and TCI since June 2, 2016. For more than five years prior to December 31, 2014, he was Director of Aviation of Steller Aviation, Inc., a privately held corporation engaged in the business of aircraft (Boeing 737) and logistical management.

Board Meetings and Committees

The Board of Directors held five meetings during 2019. For such year, no incumbent Director attended fewer than 75% of the aggregate of (1) the total number of meetings held by the Board during the period for which he/she had been a Director and (2) the total number of meetings held by all committees of the Board on which he/she served during the periods that he/she served. Under ARL’s Corporate Governance Guidelines, each Director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he is a member. The Board of Directors has standing Audit, Compensation, and Governance and Nominating Committees.

Audit Committee.  The current Audit Committee was formed on February 19, 2004, and its function is to review ARL’s operating and accounting procedures. The charter of the Audit Committee has also been adopted by the Board. The charter of the Audit Committee was adopted on February 19, 2004 and is available on the company’s investor relations website (www.americanrealtyinvest.com). The Audit Committee is an “audit committee” for purposes of Section 3(a) (58) of the Securities Exchange Act of 1934. The current members of the Audit Committee, all of whom are independent within the meaning of the SEC Regulations, the listing standards of the New York Stock Exchange, Inc., and ARL’s Corporate Governance Guidelines, are Messrs. Jakuszewski, Munselle (Chairman) and Roberts. Mr. Ted R. Munselle, a member of the Committee, is qualified as an Audit Committee financial expert within the meaning of SEC Regulations, and the Board has determined that he has accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange, Inc. All of the members of the Audit Committee meet the experience requirements of the listing standards of the listing standards of the New York Stock Exchange. The Audit Committee met five times during 2019.

Governance and Nominating Committee.  The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of ARL’s Corporate Governance Guidelines. In addition, the Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The Charter of the Governance and Nominating Committee was adopted on March 22, 2004. The current members of the Committee are Messrs. Jakuszewski (Chairman), Roberts and Munselle. The Governance and Nominating Committee met two times during 2019.

Compensation Committee.  The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board and make recommendations to the Board with respect to such policies, produce necessary reports and executive compensation for inclusion in the Company’s Proxy Statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officers and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on March 22, 2004, and is available on the Company’s Investor Relations website (www.americanrealtyinvest.com). The current members of the Compensation Committee are Messrs. Roberts (Chairman), Jakuszewski and Munselle. All of the members of the Compensation Committee are independent within the meaning of the listing standards of the NYSE American and the Company’s Corporate Governance Guidelines. The Compensation Committee is to be comprised of at least two directors who are independent of Management and the Company. The Compensation Committee met two times during 2019.

The members of the Board of Directors on the date of this Report and the Committees of the Board on which they serve are identified below:

Director	Audit Committee	Governance and Nominating Committee	Compensation Committee
Robert A. Jakuszewski	X	Chair	X
Ted R. Munselle	Chair	X	X
Raymond D. Roberts Sr.	X	X	Chair
Henry A. Butler
William J. Hogan

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

The day following the annual meeting of stockholders held December 11, 2019 representing all stockholders of record dated November 4, 2019, the full Board met and re-appointed Ted R. Munselle as Presiding Director, to serve in such position until the Company’s next annual meeting of stockholders to be held subsequently in 2020.

Determination of Director’s Independence

In February 2004, the Board adopted its Corporate Governance Guidelines. The Guidelines adopted by the Board meet or exceed the new listing standards adopted during that year by the New York Stock Exchange. The full text of the Guidelines can be found on the Company’s Investor Relations website (www.americanrealtyinvest.com).

Pursuant to the Guidelines, the Board undertook its annual review of director independence in March, 2019, and during this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and ARL and its subsidiaries and related parties, including those reported under Certain Relationships and Related Transactions below. The Board also examined transactions and relationships between directors or their related parties and members of ARL’s senior management or their related parties. As provided in the Guidelines, the purpose of such review was to determine whether such relationships or transactions were inconsistent with the determination that the director is independent. Prior to this election as director, on January 28, 2020, the Board undertook a similar review with respect to Mr. Hogan.

As a result of these reviews, the Board affirmatively determined  Messrs. Munselle, Hogan, Jakuszewski and Roberts are each independent of the Company and its Management under the standards set forth in the Corporate Governance Guidelines.

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

DANIEL J. MOOS, 69

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

LOUIS J. CORNA, 72

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

ALLA DZYUBA, 43

Mrs. Dzyuba has served as Vice President and Chief Accounting Officer of ARL, TCI and Southern Properties Capital, Ltd (TCI wholly owned BVI subsidiary) (“SPC”) since July 2019 as well as Director for SPC since April 2018.  Mrs. Dzyuba has been employed by Pillar since June 2004, she has over fifteen years of real estate accounting and financial reporting experience, including six years of broker-dealer regulatory reporting experience.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, ARL’s Directors, executive officers, and any persons holding more than 10% of ARL’s shares of common stock are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (the “Commission”). Specific due dates for these reports have been established and ARL is required to report any failure to file by these dates. All of these filing requirements were satisfied by ARL’s directors and executive officers and 10% holders during the fiscal year ended December 31, 2019. In making these statements, ARL has relied on the written representations of its incumbent Directors and executive officers and its 10% holders and copies of the reports that they have filed with the Commission.

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

The May Trust is a Trust, the beneficiaries of which are the children of the late Gene E. Phillips.

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

The Advisory Agreement also requires prior Board approval for the retention of all consultants and third party professionals, other than legal counsel. The Advisory Agreement provides that Pillar shall be deemed to be in a fiduciary relationship to the ARL stockholders; contains a broad standard governing Pillar’s liability for losses incurred by ARL; and contains guidelines for Pillar’s allocation of investment opportunities as among itself, ARL and other entities it advises. Pillar is a company of which Messrs. Moos and Corna serve as executive officers.

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

Pillar may assign the Advisory Agreement only with the prior consent of ARL.

The principal executive officers and directors of Pillar are set forth below:

Name	Directors/Officer(s)
Daniel J. Moos	President, Chief Executive Officer, Treasurer, Director
Gina H. Kay	Executive Vice President, Chief Accounting Officer
Louis J. Corna	Executive Vice President, Secretary

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

During 2019, $66,992 was paid to non-employee Directors in total Directors’ fees. The fees paid to the directors are as follows: Robert A. Jakuszewski $20,000; Ted R. Munselle $20,500; Henry A. Butler $6,492; and Raymond D. Roberts, Sr. $20,000.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership of ARL’s common stock both beneficially and of record, both individually and in the aggregate, for those persons or entities known by ARL to be the owner of more than 5.0% of the shares of ARL’s common stock as of the close of business on March 30, 2020.

	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
May Realty Holdings, Inc.	14,916,450	(1)(2)(3)(4)	90.88%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

RA Stock Holdings, Inc.	2,460,000	(1)	14.99%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, Inc.	14,916,450	(1)(2)(3)(4)	90.88%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

Realty Advisors, LLC	3,929,828	(1)(2)	23.94%
1603 LBJ Freeway, Suite 800
Dallas, Texas 75234

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 16,412,861 shares outstanding as of March 25, 2020.

(1)

Includes 2,460,000 shares owned by RA Stock Holdings, Inc. (“RASH”), formerly One Realco Stock Holdings, a wholly-owned subsidiary of Realty Advisors, LLC (“RALLC”), over which each of the directors of RASH, Mickey Ned Phillips, may be deemed to be the beneficial owners by virtue of their positions as directors of RASH. The directors of RASH disclaim beneficial ownership of such.

(2)

Includes 3,929,828 shares owned directly by RALLC (“RALLC”), over which each of the managers, Alla Dzyuba and Daniel J. Moos, may be deemed to be beneficial owners by virtue of their positions as managers of RALLC. The managers of RALLC disclaim beneficial ownership of such shares.

(3)

Includes 14,916,450 shares owned directly by Realty Advisors, Inc. (“RAI”) over which each of the directors and officers of RAI may be deemed beneficial owners, all of which disclaim beneficial ownership.

(4)	RAI is a wholly owned subsidiary of May Realty Holdings, Inc. a Nevada corporation (“MRHI”).

Security Ownership of Management.  The following table sets forth the ownership of shares of ARL’s common stock, both beneficially and of record, both individually in the aggregate, for the Directors and executive officers of ARL, as of the close of business on March 30, 2020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership*		Approximate Percent of Class**
Alla Dzyuba	14,916,450	(1)(2)(3)(4)	90.88%
Henry A. Butler	140,000	(3)	0.94%
Louis J. Corna	14,916,450	(1)(2)(3)(4)	90.88%
Robert A. Jakuszewski	140,000	(3)	0.94%
Daniel J. Moos	14,921,450	(1)(2)(3)(4)	90.91%
Ted R. Munselle	140,000	(3)	0.94%
Raymond D. Roberts, Sr.	140,000	(3)	0.94%
All Directors and Executive Officers as a group (7 individuals)	14,916,450	(1)(2)(3)(4)	90.88%

*	“Beneficial Ownership” means the sole or shared power to vote, or to direct the voting of, a security or investment power with respect to a security, or any combination thereof.
**	Percentages are based upon 16,412,861 shares outstanding as of March 25, 2020.
(1)

Includes 3,929,828 shares owned direct by RALLC, over which the managers and executive offices of RALLC may be deemed to be the beneficial owners by virtue of their positions as managers and executive officers of RALLC; the managers and executive officers of RALLC disclaim beneficial ownership of such shares. Also includes 3,988,971 shares owned direct by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions; the executive officers of RAI disclaim beneficial ownership of such shares.

(2)

Includes 2,460,000 shares owned by (RASH), over which the executive officers of RASH may be deemed the beneficial owners by virtue of their positions as executive officers of RASH; the executive officers of RASH disclaim beneficial ownership of such shares.

(3)

Includes 140,000 shares owned by Transcontinental Realty Investors, Inc. “TCI”, over which the directors and executive officers of TCI may be deemed to be the beneficial owners by virtue of their positions as directors and executive officers of TCI; the directors and executive officers of TCI disclaim beneficial ownership of such shares.

(4)

Includes 14,916,450 shares owned by RAI, over which the executive officers of RAI may be deemed to be the beneficial owners by virtue of their positions as executive of RAI; the executive officers of RAI disclaim beneficial ownership of such shares.

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

All of ARL’s directors also serve as Directors of TCI and IOR. The executive officers of ARL also serve as executive officers of TCI and IOR. As such, they owe fiduciary duties to that entity as well as to Pillar under applicable law. TCI has the same relationship with Pillar. Daniel J. Moos is the sole Manager and Class B 2% income Member of Victory Abode Apartments LLC, and owes fiduciary duties to VAA as well as ARL, TCI and IOR.

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

At December 31, 2019, ARL owned approximately 78.38% of TCI’s outstanding common stock and through its interest in TCI approximately 81.23% of IOR’s outstanding common stock.

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

TCI is the primary guarantor, on a $25.0 million mezzanine loan between UHF and a lender. In addition, ARL, and an officer of the Company are limited recourse guarantors of the loan. As of December 31, 2019 UHF was in compliance with the covenants to the loan agreement.

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

In 2019, the Company paid advisory fees of $6.6 million, net income fees of $0.4 million, mortgage brokerage and equity refinancing fees of $0 million, cost reimbursements of $4.3 million and received interest of $4.7 million from Pillar.

The Company paid property management fees, construction management fees and leasing commissions of $0.2 million to Regis in 2019.  In addition, SPC is part of a management service agreement with the controlling shareholder owned company in which SPC for an annual payment of 0.5% on the value of the investment properties receives from the Advisor office space, administrative and management services. During 2019, SPC paid management fees to Pillar in the amount of $2.2 million.

During 2019, the Company received $19.4 million cash distribution from VAA as a result of the annual surplus cash computation from its HUD collaterized residential properties and other amounts owed to the Company as agreed to in the joint venture operating agreement.

In accordance with the provisions of the VAA Joint Venture Agreement dated November 19, 2018, Southern and TCI are expected to receive approximately $14 million ($6 million and $8 million, respectively) for the cash balances remaining in the transferred properties as of the date of the transaction. The cash balance was determined and agreed upon by the partners in the joint venture, and based on the estimated bank balances on the day of closing. Additionally, VAA did not purchase the accounts receivable or the utilities’ and other deposits. These items as well as the reconciliation of the expense pro-rations will result in additional adjustments being required, subject to the consent of both parties. On February 6, 2019, Abode JVP, LLC, a fully owned subsidiary of SPC, received $7.4 million related to the cash credit and transferred it to TCI.  On May 15, 2019, Members of the Joint Venture agreed to record approximately $1.1 million of pro-ration adjustments and  on July 25,2019, the remaining outstanding balance has been paid in full.

As of December 31, 2019, the Company had notes and interest receivables, net of allowances, of $96.0 million and $7.5 million, respectively, due from related parties. See Part 2, Item 8. Note 5. “Notes and Interest Receivable”. During the current period, the Company recognized interest income of $11.0 million, originated $21.4 million, received $18.3 and $10.4 million in principal payments and interest payments, respectively from these related party notes receivables.

Operating Relationships

The Company received rental revenue of $1.3 million, $1.2 million, and $0.8 million in the years ended December 31, 2019, 2018, and 2017, respectively, from Pillar and its related parties for properties owned by the Company.

Advances and Loans

From time to time, ARL and its related parties have made advances to each other, which generally have not had specific repayment terms, did not bear interest, are unsecured, and have been reflected in ARL’s financial statements as other assets or other liabilities. ARL and the advisor charge interest on the outstanding balance of funds advanced to or from ARL. The interest rate, set at the beginning of each quarter, is the prime rate plus 1% on the average daily cash balances advanced. At December 31, 2019, Pillar owes ARL $85.9 million.

Director Independence

  See “Determination of Director Independence” under Item 10 above to which reference is made.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to ARL for the years 2019 and 2018 by ARL’s principal accounting firms: Farmer, Fuqua and Huff, L.P., and Swalm and Associates, P.C.

	2019		2018
	Farmer, Fuqua & Huff, L.P. (*)	Swalm & Associates , P.C. (**)	Farmer, Fuqua & Huff, L.P. (*)	Swalm & Associates , P.C. (**)
Audit Fees	$424,675	$53,024	$821,200	$72,210
Tax Fees	47,052	—	54,600	—
Total	$471,727	$53,024	$875,800	$72,210

(*) Fees include $0.24 million and $0.59 million related to TCI in 2019 and 2018, respectively.

(**) Fees related to IOT

The audit fees for 2019 and 2018 were for professional services rendered for the audits and reviews of the consolidated financial statements of ARL and its subsidiaries. Tax fees for 2019 and 2018 were for services related to federal and state tax compliance and advice.

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

The Audit Committee has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Audit Committee has the responsibility to engage and terminate ARL’s independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2019 and 2018 were pre-approved by the Audit Committee or were within the pre-approved guidelines for permitted non-audit services and fees established by the Audit Committee, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Report of Independent Certified Public Accountants

Consolidated Balance Sheets—December 31, 2019 and 2018

Consolidated Statements of Operations—Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders’ Equity—Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows—Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation

Schedule IV—Mortgage Loan Receivables on Real Estate

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

3.	Incorporated Financial Statements

Consolidated Financial Statements of Income Opportunity Realty Investors, Inc. (Incorporated by reference to Item 8. of Income Opportunity Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019).

Consolidated Financial Statements of Transcontinental Realty Investors, Inc. (Incorporated by reference to Item 8. of Transcontinental Realty Investors, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

ITEM 16.   FORM 10-K SUMMARY

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN Realty Investors, Inc.

Dated: March 30, 2020	p;By:	/s/ ALLA DZYUBA
Alla Dzyuba Vice President and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Henry A. Butler	Chairman of the Board and Director	March 30, 2020
Henry A. Butler

/s/ William J. Hogan	Director	March 30, 2020
William J. Hogan

/s/ Robert A. Jakuszewski	Director	March 30, 2020
Robert A. Jakuszewski

/s/ Raymond D. Roberts, Sr.	Director	March 30, 2020
Raymond D. Roberts, Sr.

; /s/ Ted R. Munselle	Director	March 30, 2020
Ted R. Munselle

/s/ Daniel J. Moos	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Daniel J. Moos

/s/ Alla Dzyuba	Vice President and Chief Accounting Officer (Principal Financial Officer)	March 30, 2020
Alla Dzyuba

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

For the Year Ended December 31, 2019

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