Form 10-Q
period 2020-03-31
AMERICAN REALTY INVESTORS INC
filed 2020-05-15
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,997,076
(Class)	(Outstanding at May 15, 2020)

AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
	(dollars in thousands, except share and par value amounts)
Assets
Real estate, at cost	$482,834	$469,997
Real estate subject to sales contracts at cost	6,887	7,966
Less accumulated depreciation	(93,144)	(90,173)
Total real estate	396,577	387,790

Notes and interest receivable (including $106,148 in 2020 and $105,524 in 2019 from related parties)	170,918	169,299
Less allowance for estimated losses (including $12,557 and $13,099 in 2020 and 2019 from related parties)	(12,557)	(13,099)
Total notes and interest receivable	158,361	156,200

Cash and cash equivalents	39,946	51,228
Restricted cash	28,158	32,083
Investment in VAA	53,508	59,148
Investment in other unconsolidated investees	8,623	8,507
Receivable from related party	78,779	85,996
Other assets	51,119	49,689
Total assets	$815,071	$830,641

Liabilities and Shareholders’ Equity
Liabilities:
Notes and interest payable	$260,969	$254,873
Bond and interest payable	207,832	229,722
Deferred revenue (including $24,762 in 2020 and 2019 to related parties)	24,762	24,762
Accounts payable and other liabilities (including $12,069 in 2020 and $11,817 in 2019 to related parties)	20,604	24,768
Total liabilities	514,167	534,125

Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued 614 and outstanding 1,800,614 in 2020 and 2019 (liquidation preference $10 per share), including 1,800,000 shares held by ARL and its subsidiaries in 2020 and 2019.	5	5
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding as of 2020 and 2019, including 140,000 shares held by TCI (consolidated) in 2020 and 2019.	164	164
Treasury stock at cost; 415,785 shares in 2020 and 2019, and 140,000 shares held by TCI (consolidated) as of 2020 and 2019.	(6,395)	(6,395)
Paid-in capital	82,017	82,017
Retained earnings	166,654	163,708
Total American Realty Investors, Inc. shareholders’ equity	242,445	239,499
Non-controlling interest	58,459	57,017
Total shareholders’ equity	300,904	296,516
Total liabilities and shareholders’ equity	$815,071	$830,641

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share amounts)
Revenues:
Rental and other property revenues (including $221 and $113 for the three months ended 2020 and 2019, respectively, from related parties)	$11,918	$11,929

Expenses:
Property operating expenses (including $242 and $257 for the three months ended 2020 and 2019, respectively, from related parties)	6,310	5,997
Depreciation and amortization	3,394	3,109
General and administrative (including $1,133 and $1,597 for the three months ended 2020 and 2019, respectively, from related parties)	2,795	2,480
Franchise taxes and other expenses	1,496	125
Net income fee to related party	86	100
Advisory fee to related party	2,287	1,853
Total operating expenses	16,368	13,664
Net operating loss	(4,450)	(1,735)

Other income (expenses):

Interest income (including $5,031 and $5,881 for the three months ended 2020 and 2019, respectively, from related parties)	5,754	6,153
Other income	1,212	3,667
Mortgage and loan interest (including $1,915 and $2,307 for the three months ended 2020 and 2019, respectively, from related parties)	(9,602)	(9,968)
Foreign currency transaction (loss) gain	7,843	(5,818)
Loss on extinguishment of debt	—	—
Equity loss from VAA	(376)	(1,055)
Earnings from unconsolidated subsidiaries and investees	116	58
Total other income (expenses)	4,947	(6,963)
Income (loss) before gain on land sales, non-controlling interest, and taxes	497	(8,698)
Gain on land sales	4,138	2,216
Net income (loss) from continuing operations before taxes	4,635	(6,482)
State inncome tax expense	(247)	—
Net income (loss) from continuing operations	4,388	(6,482)
Net income (loss)	4,388	(6,482)
Net (income) loss attributable to non-controlling interest	(1,442)	335
Net income (loss) attributable to American Realty Investors, Inc.	2,946	(6,147)
Net income (loss) applicable to common shares	$2,946	$(6,147)

(Loss) earnings per share - basic
Net income (loss) from continuing operations	$0.27	$(0.41)
Net income (loss) applicable to common shares	$0.18	$(0.38)

(Loss) earnings per share - diluted
Net income (loss) from continuing operations	$0.27	$(0.41)
Net income (loss) applicable to common shares	$0.18	$(0.38)

Weighted average common shares used in computing earnings per share	15,997,076	15,997,076
Weighted average common shares used in computing diluted earnings per share	15,997,076	15,997,076

Amounts attributable to American Realty Investors, Inc.
Net income (loss) from continuing operations	$4,388	$(6,482)
Net income (loss) applicable to American Realty Investors, Inc.	$2,946	$(6,147)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Unaudited, dollars in thousands, except share amounts)

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2019	$296,516	$90,128	$5	$16,412,861	$164	$(6,395)	$82,017	$163,708	$57,017
Net income	4,388	2,946	—	—	—	—	—	2,946	1,442
Balance, March 31, 2020	$300,904	$93,074	$5	$16,412,861	$164	$(6,395)	$82,017	$166,654	$58,459

	Total	Comprehensive	Preferred	Common Stock		Treasury	Paid-in	Retained	Non-controlling
	Equity	Income (Loss)	Stock	Shares	Amount	Stock	Capital	Earnings	Interest
Balance, December 31, 2018	$321,127	$106,086	$5	$16,412,861	$164	$(6,395)	$84,885	$179,666	$62,802
Net loss	(6,482)	(6,147)	—	—	—	—	—	(6,147)	(335)
Distribution to equity partner	(67)	—	—	—	—	—	(67)	—	—
Balance, March 31, 2019	$314,578	$99,939	$5	$16,412,861	$164	$(6,395)	$84,818	$173,519	$62,467

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net income (loss)	$4,388	$(6,482)
Total comprehensive income (loss)	4,388	(6,482)
Comprehensive (income) loss attributable to non-controlling interest	(1,442)	335
Comprehensive income (loss) attributable to American Realty Investors, Inc.	$2,946	$(6,147)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$4,388	$(6,482)
Adjustments to reconcile net income (loss) applicable to common shares to net cash used in operating activities:
Foreign currency transaction (gain) loss	(7,843)	5,818
Allowance for bad debt	(542)	—
Gain on sale of land	(4,138)	(2,216)
Depreciation and amortization	3,394	3,109
Amortization of deferred borrowing costs	153	339
Amortization of bond issuance costs	778	592
Loss from joint venture	376	1,055
(Earnings) from unconsolidated subsidiaries and investees	(116)	(58)
(Increase) decrease in assets:
Accrued interest receivable	1,475	1,726
Other assets	(1,408)	4,822
Prepaid expense	(791)	(5,340)
Rent receivables	180	(3,275)
Related party receivables	(151)	(7,971)
Increase (decrease) in liabilities:
Accrued interest payable	(3,193)	(5,466)
Other liabilities	(4,164)	(3,102)
Net cash (used in) operating activities	(11,602)	(16,449)

Cash Flow From Investing Activities:
Proceeds from notes receivables	5,042	255
Origination of notes receivables	(768)	(385)
Acquisition of land held for development	(2,000)	(2,479)
Proceeds from sale of land	5,638	8,715
Distribution from equity investee	5,264	—
Improvement of income producing properties	(2,289)	(3,699)
Construction and development of new properties	(5,453)	(7,838)
Net cash provided by (used in) investing activities	5,434	(5,431)

Cash Flow From Financing Activities:
Bond payments	(11,561)	(10,378)
Proceeds from notes payable	5,114	8,019
Recurring payment of principal on notes payable	(2,592)	(1,182)
Distributions to equity partner	—	(67)
Net cash (used in) financing activities	(9,039)	(3,608)

Net (decrease) increase in cash and cash equivalents	(15,207)	(25,488)
Cash and cash equivalents, beginning of period	83,311	106,615
Cash and cash equivalents, end of period	$68,104	$81,127

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,090	$10,887

Schedule of noncash investing and financing activities:
Notes payable issued on acquisition of land held for development	$3,350	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

As used herein, the terms “ARL”, “the Company”, “we”, “our” or “us” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in 1999. The Company is headquartered in Dallas, Texas and its common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”). Over 90% of ARL’s stock is owned by related party entities.

ARL and a subsidiary own approximately 78.38% of the outstanding shares of common stock of Transcontinental Realty Investors, Inc. (“TCI”), a Nevada corporation, whose common stock is traded on the NYSE under the symbol (“TCI”). TCI, a subsidiary of ARL, owns approximately 81.15% of the common stock of Income Opportunity Realty Investors, Inc. (“IOR”). Effective July 17, 2009, IOR’s financial results were consolidated with those of ARL and TCI and their subsidiaries. IOR’s common stock is traded on the NYSE American under the symbol (“IOR”).

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

Properties

At March 31, 2020, our portfolio of income-producing properties consisted of:

●	Seven commercial properties consisting of five office buildings and two retail properties comprising in aggregate of approximately 1.7 million square feet;
●	Ten residential apartment communities owned directly by us comprising in 1,657 units, excluding apartments being developed;
●	Approximately 1,982 acres of developed and undeveloped land; and
●	Fifty-one residential apartment communities totaling 10,137 units owned by our 50% owned investee VAA.

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

The year-end Consolidated Balance Sheet at December 31, 2019 was derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain 2019 Consolidated Financial Statement amounts have been reclassified to conform to the 2020 presentation.

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

Related Parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required; trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, or affiliates of the entity.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The adoption of ASU 2018-17 did not have a material impact on the Company’s financial position and results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard amended the existing lease accounting guidance and required lessees to recognize a lease liability and a right-of-use asset for all leases on their balance sheets. Lessees of operating leases continued to recognize lease expense in a manner similar to previous accounting. For lessors, accounting for leases under the new guidance was substantially the same as in prior periods, but it eliminated current real estate-specific provisions and changed the treatment of initial direct costs. The Company early adopted the standard on January 1, 2019.

The Company elected the following package of practical expedients provided by the standard: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases. The Company also elected the short-term lease exception provided for in the standard and therefore only recognizes right-of-use assets and lease liabilities for leases with a term greater than one year. The Company adopted the standard on January 1, 2019, but since no material lease arrangements were identified where the Company was the lessee, there were no right-of-use assets or lease liabilities recorded.

In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which provided entities with relief from the costs of implementing certain aspects of ASU 2016-02, Leases. The ASU provided a practical expedient which allowed lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company elected the practical expedient. The ASU also provided a transition option that permitted entities to not recast the comparative periods presented when transitioning to the standard, which the Company also elected.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers. The scope of this standard specifically excludes lease contracts. The Company adopted the standard on January 1, 2019, but it did not have an impact to the financial statements as the majority of the Company’s revenue is from rental revenue generated from lease contracts.

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

The following is a summary of the financial position and results of operations of VAA (dollars in thousands):

	For the period ended March 31,
	2020	2019
Balance Sheet
Net real estate assets	$1,239,252	$1,257,557
Other assets	48,968	67,020
Debt, net	(834,826)	(796,065)
Other liabilities	(261,620)	(275,448)
Total equity	(191,774)	(253,064)

	For the Three Months Ended March 31,
	2020	2019
Results of Operations
Total revenue	$29,660	$27,401
Total property, operating, and maintenance expenses	(13,842)	(14,169)
Interest expense	(15,074)	(15,070)
Depreciation and Amortization	(7,657)	(15,233)
Total other expense	(982)	(675)
Net loss	$(7,895)	$(17,746)

Below is a reconciliation of our allocation of income or loss from VAA.

	For the Three Months Ended March 31,
	2020	2019
VAA net loss	$(7,895)	$(17,746)
Adjustments to reconcile to income (loss) from VAA
Interest expense on mezzanine loan	5,873	6,089
In-place lease intangibles - amortization expense	—	8,336
Depreciation basis differences	1,270	1,211
Net loss	$(752)	$(2,110)
Percentage ownership in VAA	50%	50%
Loss from VAA	$(376)	$(1,055)

NOTE 3. REAL ESTATE ACTIVITY

Below is a summary of the real estate owned as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Apartments	$157,753	$156,173
Apartments under construction	33,166	22,363
Commercial properties	230,133	229,424
Land held for development	61,782	62,037
Real estate subject to sales contract	6,887	7,966
Total real estate, at cost, less impairment	$489,721	$477,963
Less accumulated deprecation	(93,144)	(90,173)
Total real estate, net of depreciation	$396,577	$387,790

The following is a description of our significant real estate and financing transactions for the three months ended March 31, 2020:

●

Sold a combined 18.7 acres of land in Farmers Branch, Texas and Forney, Texas to third parties for an aggregate sales price of $5.7 million and recognized a gain on the sale of approximately $4.1 million.

●

Acquired 100% of the membership interest in EQK Portage, LLC, which owns approximately 49.2 acres of land in Kent, OH. The Company purchased the land for development at a purchase price of $5.4 million, consisting of $2.0 million in cash and a 3.4 million note payable. The note has an interest rate of 10% and a maturity date of November 13, 2024.

●	Purchased notes receivables from related parties for an aggregate purchase price of $7.4 million. No gain or loss was recognized from the purchase of the notes receivables (refer to Note 5).

●	Paid $11.6 million in Series A bond principal and $7.3 million interests payments in Series A, B and C bonds.

●	Converted $16.0 million to approximately 59.8 million (NIS) for the upcoming July 31, 2020 payment to the bond holders for principal and interest on Series A, B, and C Bonds.

The Company continues to invest in the development of apartment projects. During the three months ended March 31, 2020, we have invested $5.4 million related to the construction or predevelopment of various apartment complexes out of which $0.3 million represents capitalized interest costs.

NOTE 4. SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2020 and 2019, the Company paid interest expense of $13.1 million and $10.9 million, respectively.

Cash and cash equivalents, and restricted cash for the three months ended March 31, 2020 and 2019 was $68.1 million and $81.1 million, respectively. The following is a reconciliation of the Company’s cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows

	March 31,
	2020	2019
Cash and cash equivalents	$39,946	$28,163
Restricted cash (cash held in escrow)	14,031	34,690
Restricted cash (certificate of deposits)	2,854	11,876
Restricted cash (held with Trustee)	11,273	6,398
Total cash, cash equivalents and restricted cash	$68,104	$81,127

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

Below is a summary of our notes receivable as of March 31, 2020 (dollars in thousands):

	Maturity	Interest
Borrower	Date	Rate	Amount	Security
Performing loans:
Prospectus Endeavors 4, LLC	01/23	12.00%	5,907	Secured
Prospectus Endeavors 6, LLC	10/22	12.00%	496	Secured
Oulan-Chikh Family Trust	03/21	8.00%	174	Secured
H198, LLC (McKinney Ranch Land)	09/20	6.00%	4,554	Secured
Forest Pines phase I	11/20	5.00%	2,869	Secured
Spyglass Apartments of Ennis, LP	11/20	5.00%	5,335	Secured
Bellwether Ridge	05/20	5.00%	3,853	Secured
Parc at Windmill Farms	05/20	5.00%	7,697	Secured
Autumn Breeze Apts	10/21	5.00%	1,414	Secured
Plum Tree	10/21	5.00%	492	Secured
Parc at Ingleside	12/21	5.00%	1,827	Secured
RNC Revolving Line of Credit	09/24	5.00%	8,851	Secured
Steeple Crest	10/20	5.00%	6,665	Secured
RAI PFBL 2018 Purch Fee Note Weatherford	12/21	12.00%	525	Secured
Unified Housing Foundation, Inc. (Echo Station) (1)	12/32	12.00%	1,481	Secured
Unified Housing Foundation, Inc. (Inwood on the Park) (1)	12/32	12.00%	3,639	Secured
Unified Housing Foundation, Inc. (Kensington Park) (1)	12/32	12.00%	3,933	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	6,369	Secured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	12/32	12.00%	2,732	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	1,953	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	2,000	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	12/32	12.00%	4,000	Secured
Unified Housing Foundation, Inc. (Timbers of Terrell) (1)	12/32	12.00%	1,323	Secured
Unified Housing Foundation, Inc. (1)	12/21	12.00%	10,401	Unsecured
Unified Housing Foundation, Inc. (1)	06/20	12.00%	5,314	Unsecured
Unified Housing Foundation, Inc. (1)	03/22	12.00%	4,782	Unsecured
Unified Housing Foundation, Inc. (Lakeshore Villas) (1)	07/21	12.00%	838	Secured
Unified Housing Foundation, Inc. (Limestone Ranch) (1)	07/21	12.00%	773	Secured
Unified Housing Foundation, Inc. (Marquis at Vista Ridge) (1)	07/21	12.00%	839	Secured
Unified Housing Foundation, Inc. (Timbers at the Park) (1)	07/21	12.00%	432	Secured
Unified Housing Foundation, Inc. (Bella Vista) (1)	08/21	12.00%	212	Secured
Unified Housing Foundation, Inc. (1)	10/21	12.00%	6,832	Unsecured
Unified Housing Foundation, Inc. (1)	12/32	12.00%	497	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	61	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	1,482	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	4,792	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	716	Unsecured
Unified Housing Foundation, Inc. (1)	03/23	12.00%	317	Unsecured
Realty Advisors Management, Inc. (1)	12/22	2.28%	20,387	Unsecured
One Realco Corporation	01/23	3.00%	7,000	Unsecured
Other related party notes (1) (2)	Various	Various	1,825	Various secured interests
Other non-related party notes	Various	Various	11,692	Various secured interests
Accrued interest			11,637
Total Performing			$170,918
Allowance for estimated losses			(12,557)
Total			$158,361

(1)	Related party notes.
(2)	An allowance was taken for estimated losses at full value of note.

We invest in mortgage loans, secured by mortgages that are subordinate to one or more prior liens either on the fee or a leasehold interest in real estate. Recourse on such loans ordinarily includes the real estate on which the loan is made, other collateral and guarantees.

At March 31, 2020, we had mortgage loans and accrued interest receivable from related parties, net of allowances, totaling $96.9 million and recognized interest income of $8.1 million related to these notes receivables. During the quarter just ended, the Company collected $5.0 million and purchased from a related party $7.4 million of notes receivables with an interest rate of 12% and maturity date of March 2023.

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

The following is a summary of the financial position and results of operations as of March 31, 2020 and 2019 from our investees (dollars in thousands):

	For the period ended March 31,
SUMMARY OF FINANCIAL POSITION:	2020	2019
Real estate, net of accumulated depreciation	$12,403	$13,530
Notes receivable	11,053	11,508
Other assets	33,416	31,381
Notes payable	(9,159)	(9,853)
Other liabilities	(7,052)	(6,584)
Shareholders’ equity/partners capital	(40,661)	(39,982)

	For the three months ended March 31,
SUMMARY OF OPERATIONS:	2020	2019
Revenue	$13,414	$13,626
Depreciation	(351)	(364)
Operating expenses	(12,342)	(12,815)
Interest expense	(141)	(156)
Income (loss) from continuing operations	$580	$291
Net income (loss)	$580	$291
Company’s 20% proportionate share of earnings	$116	$58

NOTE 7. NOTES AND INTEREST PAYABLE

Below is a summary of our notes and interest payable as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Apartments	$120,370	$120,024
Apartments under Construction	16,710	9,017
Commercial	92,319	92,838
Land	17,644	19,128
Corporate and other notes	20,266	20,429
Total notes payable	$267,309	$261,436
Less: unamortized deferred borrowing costs	(7,189)	(7,342
Total outstanding notes payable, net	$260,120	$254,094
Accrued Interest	849	779
Total notes payable, net and accrued interest	$260,969	$254,873

During the three months ended March 31, 2020, the Company drew down $4.3 million in construction loans to fund the development of various apartment projects. In addition, TCI through one of its subsidiaries issued a note payable of $3.4 million to purchase land for development in Kent, Ohio. The note has an interest rate of 10% and a maturity date of November 13, 2024.

NOTE 8. BONDS AND BONDS INTEREST PAYABLE

Following is the outstanding balance of SPC’s Bonds and interest payable as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Bonds (Series A)	$78,541	$92,653
Bonds (Series B)	38,626	39,844
Bonds (Series B expansion)	20,281	20,920
Bonds (Series C)	77,139	79,572
Total outstanding bonds	$214,587	$232,989
Less: deferred bond issuance costs	(8,946)	(9,724)
Total outstanding bonds, net	205,641	223,265
Accrued Interest	2,191	6,457
Total outstanding bonds, net and accrued interest	$207,832	$229,722

The aggregate maturity of the bonds are as follows:

	March 31,	December 31,
Year	2020	2019
2020	$11,220	$23,148
2021	34,222	35,301
2022	34,222	35,301
2023	111,361	114,873
2024	11,781	12,153
Thereafter	11,781	12,213
	$214,587	$232,989

On January 31, 2020, the Company paid $11.6 million in Series A bond principal and $7.3 million in interests payments in Series A, B and C bonds, respectively.

NOTE 9.  RELATED PARTY TRANSACTIONS

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

The following table reflects the reconciliation of the beginning and ending balances of accounts receivable from and (accounts payable) to related parties as of March 31, 2020 (dollars in thousands):

Pillar
Related party receivable, December 31, 2019	85,996
Cash transfers	2,911
Advisory fees	(2,287)
Net income fee	(86)
Cost reimbursements	(1,118)
Interest income	1,103
Notes receivable purchased	(7,368)
Expenses (paid) received by Advisor	21
Financing (mortgage payments)	(240)
Intercompany property transfers	(153)
Related party receivable, March 31, 2020	$78,779

NOTE 10. DEFERRED INCOME

In previous years, the Company has sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such the Company has deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gain on these transactions have been deferred until the properties are sold to a non-related third party. As of March 31, 2020, we had deferred gain of $24.8 million.

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

Presented below is our reportable segments’ operating income for the three months ended March 31, 2020 and 2019, including segment assets and expenditures (dollars in thousands):

	Commercial
For the Three Months Ended March 31, 2020	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$7,884	$4,032	$—	$2	$11,918
Property operating expenses	(4,109)	(1,930)	(99)	(172)	(6,310)
Depreciation	(2,522)	(872)			(3,394)
Mortgage and loan interest	(1,371)	(1,172)	(281)	(6,778)	(9,602)
Interest income	—	—	—	5,754	5,754
Gain on land sales	—	—	4,138	—	4,138
Segment operating (loss) income	$(118)	$58	$3,758	$(1,194)	$2,504
Capital expenditures	$709	$7,033	$2,000	$—	9,742
Real estate assets	$148,424	$179,484	$68,669	$—	396,577

Property Sales
Sales price	$—	$—	$5,712	$—	$5,712
Cost of sale	—	—	(1,574)	—	(1,574)
Gain on sale	$—	$—	$4,138	$—	$4,138

	Commercial
For the Three Months Ended March 31, 2019	Properties	Apartments	Land	Other	Total
Rental and other property revenues	$8,227	$3,700	$—	$2	$11,929
Property operating expenses	(3,936)	(2,058)	43	(46)	(5,997)
Depreciation	(2,375)	(734)	—	—	(3,109)
Mortgage and loan interest	(1,967)	(934)	(329)	(6,738)	(9,968)
Interest income	—	—	—	6,153	6,153
Gain on land sales	—	—	2,216	—	2,216
Segment operating (loss) income	$(51)	$(26)	$1,930	$(629)	$1,224
Capital expenditures	3,690	—	5,167	—	8,857
Real estate assets	154,791	150,841	80,845	—	386,477

Property Sales
Sales price	$—	$—	$8,715	$—	$8,715
Cost of sale	—	—	(6,499)	—	(6,499)
Gain on sale	$—	$—	$2,216	$—	$2,216

The table below reflects the reconciliation of segment information to the corresponding amounts in the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the Three Months Ended
	March 31,
	2020	2019
Segment operating income	$2,504	$1,224
Other non-segment items of income (expense)
General and administrative	(2,795)	(2,480)
Franchise taxes and other expenses	(1,496)	(125)
Net income fee to related party	(86)	(100)
Advisory fee to related party	(2,287)	(1,853)
Other income	1,212	3,667
Foreign Currency Transaction gain (loss)	7,843	(5,818)
Loss from joint venture	(376)	(1,055)
Earnings from unconsolidated investees	116	58
Net income (loss) from continuing operations	$4,635	$(6,482)

The table below reflects a reconciliation of the segment information to the corresponding amounts in the Consolidated Balance Sheets (dollars in thousands):

	As of March 31,
	2020	2019
Segment assets	$396,577	$386,477
Investments in unconsolidated investees	62,131	75,634
Notes and interest receivable	158,361	124,462
Other assets	198,002	228,240
Total assets	$815,071	$814,813

NOTE 12. COMMITMENTS, CONTINGENCIES, AND LIQUIDITY

Liquidity.  Management believes that ARL will generate excess cash flow from property operations in 2020; such excess, however, will not be sufficient to discharge all of ARL’s obligations as they became due. Management intends to sell land and income-producing real estate, refinance real estate and obtain additional borrowings primarily secured by real estate to meet its liquidity requirements.

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

Guarantees.  The Company is the primary guarantor on a $24.3 million mezzanine loan between UHF and a lender. In addition, ARI and an officer of the Company are limited recourse guarantors of the loan. As of March 31, 2020 UHF was in compliance with the covenants to the loan agreement.

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

In 2005, ART filed suit against a major national law firm over the initial transaction. That action was initially abated while the principal case with the Clapper Parties was pending, but the abatement was lifted. The trial court subsequently dismissed the case on procedural grounds, but ART filed a notice of appeal. The appeal was heard in February 2018 and the case was subsequently appealed to the Texas Supreme Court. The Application for Review was denied by the Texas Supreme Court and the denial was appealed by a Motion for Rehearing. The Court denied the Motion for Rehearing in May 2020.

In January 2012, the Company sold all of the issued and outstanding stock of ART to an unrelated party for a promissory note in the amount of $10 million. At December 31, 2012, the Company fully reserved and valued the note at zero.

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

Berger Litigation

On February 4, 2019, an individual claiming to be a stockholder holding 7,900 shares of Common Stock of Income Opportunity Realty Investors, Inc. (“IOR”) filed a Complaint in the United States District Court for the Northern District of Texas, Dallas Division, individually and allegedly derivatively on behalf of IOR, against Transcontinental Realty Investors, Inc. (“TCI”), American Realty Investors, Inc. (“ARL”), (TCI is a shareholder of IOR, ARL is a shareholder of TCI) Pillar Income Asset Management, Inc. (“Pillar”), ( collectively the “Companies”), certain officers and directors of the Companies (“Additional Parties”) and two other individuals. The Complaint filed alleges that the sale and/or exchange of certain tangible and intangible property between the Companies and IOR during the last ten years of business operations constitutes a breach of fiduciary duty by the one or more of Companies, the Additional Defendants and/or the directors of IOR. The case alleges other related claims. The Plaintiff seeks certification as a representative of IOR and all of its shareholders, unspecified damages, a return to IOR of various funds and an award of costs, expenses, disbursements (including Plaintiff’s attorneys’ fees) and prejudgment and post-judgment interest. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. The Defendants have filed motions to dismiss the case in its entirety in June 2019 which are currently still pending. The named Defendants intend to vigorously defend the action, deny all of the allegations of the Complaint, and believe the allegations to be wholly without any merit. On February 26, 2020, the Court denied IOR’s demand futility motion. The remaining Defendants filed motions to dismiss the case in its entirety in June 2019. The motions were granted in part and denied in part in the first quarter of 2020. Discovery is expected to begin in May of 2020.

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

As of March 31, 2020, the Company have 614 shares issued and 1,800,614 shares outstanding of Series A 10.0% cumulative convertible preferred stock. These shares may be converted into common stock at 90% of the average daily closing price of the common stock for the prior 20 trading days.  These are considered in the computation of diluted earnings per share if the effect of applying the if-converted method is dilutive.  Of the issued 1,800,614 shares of Series A 10.0% cumulative convertible preferred stock, 1,800,000 shares are held by ARL and its subsidiaries.  Dividends are not paid on the shares owned by ARL.

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

As a result of the impact of COVID-19 on global financial markets, we have experienced volatility in foreign currency exchange rates. Extreme market volatility and disruption caused by COVID-19 may impact Company’s ability to raise additional capital through debt financing activities, our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings.  As we have no near term debt maturities we believe there is currently no adverse impact on the Company financing activities and credit ratings. The extent to which COVID-19 will impact our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted at this time due to the rapid evolution of this uncertain situation.

The date to which events occurring after March 31, 2020, the date of the most recent balance sheet, have been evaluated for possible adjustment to the Consolidated Financial Statements or disclosure is May 15, 2020, which is the date on which the Consolidated Financial Statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in the Company’s Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

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

As further set forth under the caption “Risk Factors” in Par I, Item 1A of the Form 10-K, the recent coronavirus (“COVID-19”) pandemic as well as the response to mitigate its spread and effect, may adversely impact our Company and our tenants. We have taken a variety of actions to ensure the continued operations of our properties, while ensuring the safety and security of our employee, tenants and vendors. These measures include providing support for our tenants remotely, restricted commercial building use to essential personnel only, requiring work-from-home arrangements and other modifications to our business practices. We will continue to actively monitor the situation and make further actions as may be required by governmental authorities or that we determine are in the best interest of our employees, tenants and business partners.

As a result of the impact of COVID-19 on global financial markets, we have experienced volatility in foreign currency exchange rates. Extreme market volatility and disruption caused by COVID-19 may impact Company’s ability to raise additional capital through debt financing activities, our ability to repay or refinance maturing liabilities, or impact the terms of any new obligations, which in turn may have an adverse impact on our credit ratings.  As we have no near term debt maturities we believe there is currently no adverse impact on the Company financing activities and credit ratings.

Additionally, the impact of COVID-19 on our operational results in subsequent periods will largely depend on future developments, which are highly uncertain and cannot be accurately predicted at this time. These developments may include, but are not limited to, new information concerning the severity of COVID-19, the degree of success of actions taken to contain or treat COVID-19 and the reactions by consumers, companies, governmental entities and financial institutions to such actions.

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

During the three months ended March 31, 2020, we sold 18.7 acres of land in Farmers Branch, Texas and Forney, Texas to third parties for an aggregate sales price of $5.7 million and recognized a gain on the sale of $4.1 million. Also, acquired 100% of the membership interest in EQK Portage, LLC, which owns approximately 49.2 acres of land in Kent, OH. We purchased the land for development at a total purchase price of $5.4 million, consisting of $2.0 million in cash and a 3.4 million note payable. The note has an interest rate of 10% and a maturity date of November 13, 2024.

In addition, we purchased notes receivables from related parties for an aggregate purchase price of $7.4 million. No gain or loss was recognized from the purchase of the notes receivables (refer to Note 5).

As of March 31, 2020, we owned 1,657 units in ten residential apartment communities, and seven commercial properties comprising of approximately 1.7 million rentable square feet.  In addition, we own approximately 1,982acres of land held for development. The Company currently owns income-producing properties and land in eight states.

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

The Company owns and operates multifamily apartment communities that generate rental and other property related income through the leasing of apartments to tenants. As of March 31, 2020, our apartment leases generally have initial terms of 12 months or less and the rental revenue is recognized on an accrual basis when due from tenants in accordance with ASC 842, Leases. These leases are generally renewable at the end of the lease term subject to potential increases in rental rates. Collection of the rental payments is determined to be probable at lease commencement, so the payments are generally due and collected on a monthly basis and recognized monthly as earned, which is not materially different than on a straight-line basis, as lease terms are normally for periods of one year or less. In addition, in circumstances where a lease incentive is provided to tenants, the incentive is recognized as a reduction of lease revenue on a monthly basis consistent with rental payment revenue recognition. Lease revenue also includes all pass-through revenue from leases and common area maintenance reimbursements. These services represent non-lease components in a contract as the Company transfers a service to the lessee other than the right to use the underlying asset. The Company has elected the practical expedient under the leasing standard to not separate lease and non-lease components as the timing and pattern of revenue recognition for the non-lease component and related lease component are the same and the combined single lease component would be classified as an operating lease.

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

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, as included in Part I, Item 1. “Financial Statements” of this report. At March 31, 2020 and 2019, we owned or had interests in a portfolio of ten and nine income-producing properties, respectively.

Comparison of the three months ended March 31, 2020 to the same period ended 2019:

For the three months ended March 31, 2020, we reported net income applicable to common shares of 2.9 million or $0.18 per diluted earnings per share, as compared to a net loss applicable to common shares of $6.1 million or $0.38 per diluted earnings per share for the same period ended 2019.

Revenues

Rental and other property revenues were $11.9 million for the three months ended March 31, 2020, and 2019. For the quarter ended March 31, 2020, the Company generated revenues of $7.9 million and $4.0 million from its commercial and residential segments, respectively.

Expenses

Property operating expenses increased by $0.3 million to $6.3 million for the three months ended March 31, 2020 as compared to $6.0 million for the same period in 2019. The increase in property operating expenses is due to an increase in real estate taxes of approximately $0.5 million offset by an overall decrease in general property operating and maintenance expenses of $0.2 million.

Depreciation and amortization increased by $0.3 million to $3.4 million during the three months ended March 31, 2020 as compared to $3.1 million for the three months ended March 31, 2019. The increase in depreciation is due to an increase in our ownership of residential apartments to ten from nine for the same period a year ago which resulted in an increase in depreciation of $0.9 million from $0.7 million a year ago.

General and administrative expense was $2.8 million for the three months ended March 31, 2020, compared to $2.5 million for the same period in 2019. The increase of $0.3 million in general and administrative expenses was primarily due to increases professional fees of $0.1 million and legal fees of $0.3 million.

Franchise taxes and other expenses was $1.5 million for the three months ended March 31, 2020, compared to $0.125 million for the same period in 2019. The increase of $1.4 million in franchise taxes and other expenses was primarily due to increases in franchise taxes of $1.0 million.

Other income (expense)

Interest income was $5.8 million for the three months ended March 31, 2020, compared to $6.2 million for the same period in 2019. The decrease of $0.4 million was due to decrease in interest of $0.4 on receivables from related parties.

Other income decreased by $2.5 million to $1.2 million for the three months ended March 31, 2020, compared to $3.7 million for the same period in 2019. For the quarter just ended March 31, 2020, the Company received property tax refunds of approximately $0.2 million, and recorded miscellaneous income of approximately $1.0 million. For the same period a year ago, the Company recognized $3.6 million gain associated with the sale of land held by IOR to third parties.

Mortgage and loan interest expense was $9.6 million for the three months ended March 31, 2020, compared to $9.9 million for the same period in 2019.

Foreign currency transaction was a gain of $7.8 million for the three months ended March 31, 2020 as compared to a loss of $5.8 million for the same period in 2019. The unrealized gain was the result of the strengthening of the U.S. Dollar against the Israel Shekels due to perceived liquidity issues in Israel most likely as a result of the global pandemic outbreak. During the first quarter just ended, we paid $11.6 million in Series A bond principal and $7.3 million in interests payments to our Series A, B, and C bonds denominated in Israel Shekels.

Loss from unconsolidated investments was a net $0.26 million for the three months ended March 31, 2020 as compared to a net loss of $1.0 million for the three months ended March 31, 2019. The loss from unconsolidated investments during the first quarter just ended was driven primarily from our share in the losses reported by the VAA Joint Venture of $0.376 million.

Gain on land sales was $4.1 for the three months ended March 31, 2020, compared to $2.2 million for the same period in 2019. In the current period we sold approximately 18.7 acres of land for a sales price of $5.7 million which resulted in a gain of $4.1 million. For the same period in 2019, we sold approximately 22.3 acres of land for a sales price of $8.7 million which resulted in a gain of $2.2 million.

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

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow (dollars in thousands):

	For the Three Months Ended March 31,
	2020	2019	Incr /(Decr)
Net cash (used in) operating activities	$(11,602)	$(16,449)	$4,847
Net cash provided by (used in) investing activities	$5,434	$(5,431)	$10,865
Net cash (used in) financing activities	$(9,039)	$(3,608)	$(5,431)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the three months ended March 31, 2020, we advanced $0.768 million toward various notes receivable, purchased land for development for $2.0 million, and invested approximately $7.7 million for the development of new properties and improvement of income producing properties. For the three months ended March 31, 2019, we advanced $0.385 million toward various notes receivable, purchased land for development for $2.5 million, and invested approximately $11.5 million for the development of new properties and improvement of income producing properties.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended March 31, 2020, we received aggregate sales proceeds of $5.6 million from the sale of 18.7 acres of land and recorded a gain of $4.1 million. In addition, collected $5.0 million on note receivables and received $5.6 million on distributions from one of our equity investees. For the three months ended March 31, 2019, we received aggregate sales proceeds of $8.7 million from the sale of 22.3 acres of land and recorded a gain of $2.2 million.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

During the three months ended March 31, 2020, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $11.6 million, and payments on our outstanding notes of $2.6 million, offset by proceeds from borrowings of approximately $5.1 million. During the three months ended March 31, 2019, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $10.4 million, and payments on our outstanding notes of $1.2 million, offset by proceeds from borrowings of approximately $8.0 million.

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

For the quarter ended March 31, 2020, ARL had income before income taxes of $4.6 million driven mostly by the unrealized gain in foreign currency of $7.8 million which for federal income tax purposes is not taxable and therefore produces a loss before income taxes, and as such, the Company did not recognize a tax expense.

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

As of March 31, 2020, our outstanding notes payable balance was $267.3 million, out of which $263.6 million were notes with fixed interest rates and $3.7 million represented a note with a variable interest rate of 9.75%. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by $0.01 million, and would result in a decrease of $0.001 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the residential apartment complexes with a weighted average borrowing rate of approximately 5.1% at March 31, 2020.

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

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of ARL common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2020. As of March 31, 2020, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

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

AMERICAN REALTY INVESTORS, INC.

Date: May 15, 2020	By:	/s/ Daniel J. Moos
Daniel J. Moos
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Alla Dzyuba
Alla Dzyuba
Vice President and Chief Accounting Officer (Principal Financial Officer)