Form 10-Q
period 2020-09-30
AMERICAN REALTY INVESTORS INC
filed 2020-11-12
CIK 1102238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	15,997,076
(Class)	(Outstanding at November 12, 2020)

 AMERICAN REALTY INVESTORS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Real estate, net	$380,715	$387,790
Notes receivable (including $96,181 in 2020 and $93,524 in 2019 from related parties)	151,310	143,086
Cash and cash equivalents	32,986	51,228
Restricted cash	28,030	32,083
Investment in unconsolidated joint ventures	57,144	67,655
Receivable from related party	86,089	85,996
Other assets	71,313	62,803
Total assets	$807,587	$830,641

Liabilities and Equity
Liabilities:
Mortgages and notes payable	$248,943	$254,094
Bonds payable	203,192	223,265
Accounts payable and other liabilities (including $12,495 in 2020 and $11,817 in 2019 to related parties)	23,284	24,769
Accrued interest payable	3,341	7,236
Deferred revenue	21,609	24,761
Total liabilities	500,369	534,125

Equity
Shareholders’ equity:
Preferred stock, Series A: $2.00 par value, authorized 15,000,000 shares, issued 1,800,614 and outstanding 614 at September 30, 2020 and December 31, 2019.	5	5
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,412,861 shares issued and 15,997,076 outstanding at September 30, 2020 and December 31, 2019.	164	164
Treasury stock at cost; 415,785 shares in 2020 and 2019.	(6,395)	(6,395)
Paid-in capital	82,017	82,017
Retained earnings	172,335	163,708
Total shareholders' equity	248,126	239,499
Non-controlling interest	59,092	57,017
Total equity	307,218	296,516
Total liabilities and equity	$807,587	$830,641

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental revenues (including $262 and $212 for the three months and $808 and $527 for the nine months ended 2020 and 2019, respectively, from related parties)	$11,453	$11,407	$34,460	$34,352
Other income (loss)	484	1,824	5,348	9,679
Total revenues	11,937	13,231	39,808	44,031
Expenses:
Property operating expenses (including $253 and $237 for the three months ended and $750 and $741 for the six months ended 2020 and 2019, respectively, from related parties)	6,387	5,883	18,507	19,203
Depreciation and amortization	3,526	3,416	10,338	9,964
General and administrative (including $1,094 and $1,002 for the three months ended and $2,991 and $3,680 for the six months ended 2020 and 2019, respectively, from related parties)	1,998	2,107	7,958	7,716
Advisory fee to related party	2,329	2,403	7,055	6,807
Total operating expenses	14,240	13,809	43,858	43,690
Net operating (loss) income	(2,303)	(578)	(4,050)	341
Interest income (including $4,812 and $6,240 for the three months ended and $14,566 and $18,328 for the six months ended 2020 and 2019, respectively, from related parties)	5,421	6,856	16,459	19,514
Interest expense (including $1,583 and $2,402 for the three months ended and $5,040 and $7,094 for the six months ended 2020 and 2019, respectively, from related parties)	(7,622)	(10,420)	(26,295)	(29,796)
(Loss) gain on foreign currency transaction	(1,470)	(5,153)	774	(13,296)
Loss on extinguishment of debt	—	(5,219)	—	(5,219)
Income (losses) from unconsolidated joint ventures	337	(75)	(642)	(1,135)
Gain on sales or write-down of assets	15,325	5,139	24,802	9,792
Income tax expense	(50)	—	(346)	—
Net income (loss)	9,638	(9,450)	10,702	(19,799)
Net (income) attributable to non-controlling interest	(1,651)	1,879	(2,075)	3,303
Net income (loss) attributable to common shares	$7,987	$(7,571)	$8,627	$(16,496)

Earnings (loss) per share - attributable to common shares
Basic and diluted	$0.50	$(0.47)	$0.54	$(1.03)
Weighted-average number of common shares outstanding:
Basic and diluted	15,997,076	15,997,076	15,997,076	15,997,076

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands, except share amounts)

(Unaudited)

	Preferred	Common Stock		Treasury	Paid-in	Retained	Total Shareholders'	Non-controlling	Total
	Stock	Shares	Amount	Stock	Capital	Earnings	Equity	Interest	Equity
For the three months ended September 30, 2020
Balance, June 30, 2020	$5	16,412,861	$164	$(6,395)	$82,017	$164,348	$240,139	$57,441	$297,580
Net income	—	—	—	—	—	7,987	7,987	1,651	9,638
Balance, September 30, 2020	$5	16,412,861	$164	$(6,395)	$82,017	$172,335	$248,126	$59,092	$307,218
For the three months ended September 30, 2019
Balance, June 30, 2019	$5	16,412,861	$164	$(6,395)	$84,773	$170,741	$249,288	$61,378	$310,666
Distribution to equity partner	—	—	—	—	(2,755)	—	(2,755)	(1,879)	(4,634)
Net loss	—	—	—	—	—	(7,571)	(7,571)	—	(7,571)
Balance, September 30, 2019	$5	16,412,861	$164	$(6,395)	$82,018	$163,170	$238,962	$59,499	$298,461
For the nine months ended September 30, 2020
Balance, December 31, 2019	$5	16,412,861	$164	$(6,395)	$82,017	$163,708	$239,499	$57,017	$296,516
Net income	—	—	—	—	—	8,627	8,627	2,075	10,702
Balance, September 30, 2020	$5	16,412,861	$164	$(6,395)	$82,017	$172,335	$248,126	$59,092	$307,218
For the nine months ended September 30, 2019
Balance, December 31, 2018	$5	16,412,861	$164	$(6,395)	$84,885	$179,666	$258,325	$62,802	$321,127
Net loss	—	—	—	—	—	(16,496)	(16,496)	(3,303)	(19,799)
Distribution to equity partner	—	—	—	—	(2,867)	—	(2,867)	—	(2,867)
Balance, September 30, 2019	$5	16,412,861	$164	$(6,395)	$82,018	$163,170	$238,962	$59,499	$298,461

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
Unaudited

	For the Nine Months Ended September 30,
	2020	2019
Cash Flow From Operating Activities:
Net income (loss)	$10,702	$(19,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on foreign currency transactions	(774)	13,296
Loss on extinguishment of debt	—	5,219
Gain on sale or write-down of assets	(24,802)	(9,792)
Depreciation and amortization	13,023	12,818
Provision for bad debts	(542)	—
Loss from unconsolidated joint ventures	642	1,135
Distributions of income fron unconsolidated joint ventures	1,729	—
Changes in assets and liabilities, net of dispositions:
Other assets	(13,322)	14,185
Receivables from related parties	(93)	(35,257)
Accounts payable and other liabilities	3,107	5,891
Accrued interest	(3,895)	(1,454)
Deferred revenue	(3,159)	4,957
Net cash used in operating activities	(17,384)	(8,801)

Cash Flow From Investing Activities:
Collection of notes receivables	7,283	255
Origination and advances on notes receivable	(15,718)	(7,262)
Acquisition of real estate	(2,664)	(2,126)
Development and renovation of real estate	(12,488)	(31,311)
Deferred leasing costs	(96)	—
Proceeds from sale of real estate	31,768	21,734
Distributions from unconsolidated joint ventures	8,140	1,928
Net cash provided by (used in) investing activities	16,225	(16,782)

Cash Flow From Financing Activities:
Proceeds from mortgages and notes payable	10,234	18,105
Payments on mortgages and notes payable	(9,592)	(47,343)
Proceeds from bonds payable	—	78,125
Payments on bonds payable	(21,724)	(21,742)
Debt extinguishment costs	—	(3,799)
Deferred finance costs	(54)	(4,241)
Distributions to equity partner	—	(197)
Net cash (used in) provided by financing activities	(21,136)	18,908
Net decrease in cash, cash equivalents and restricted cash	(22,295)	(6,675)
Cash, cash equivalents and restricted cash, beginning of period	83,311	106,615
Cash, cash equivalents and restricted cash, end of period	$61,016	$99,940

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$25,351	$33,521

Schedule of noncash investing and financing activities:
Land acquired in exchange for note payable	$3,350	$—
Note receiveable issued in exchange for property	$1,761	$—
Debt assumed in sale of properties	$8,238	$—
Land received in exhange for note receivable	$—	$1,800

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

1.	Organization

As used herein, the terms “the Company”, “we”, “our” or “us” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in 1999. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”) and over 90% of our stock is owned by related party entities.

Our primary business is the acquisition, development and ownership of income-producing multifamily apartment communities and commercial real estate properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land.

At September 30, 2020, our portfolio of income-producing properties consisted of:

●	Six commercial properties consisting of five office buildings and one retail property comprising in aggregate of approximately 1.6 million square feet;
●	Ten multifamily apartment communities owned directly by us comprising in 1,639 units, excluding apartments being developed;
●	Approximately 1,980 acres of developed and undeveloped land; and
●	Fifty-one multifamily apartment communities totaling 10,137 units owned by our 50% owned investee Victory Abode Apartments, LLC (“VAA”).

Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of the Companies employees are Pillar employees.

Our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily apartment communities are managed by outside management companies.

2.	Summary of Significant Accounting Policies

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

The consolidated balance sheet at December 31, 2019 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain 2019 consolidated financial statement amounts have been reclassified to conform to the current presentation.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

We consolidate entities in which we are considered to be the primary beneficiary of a variable interest entity (“VIE”) or have a majority of the voting interest of the entity. We have determined that we are a primary beneficiary of the VIE when we have (i) the power to direct the activities of a VIE that most significantly impacts its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether we are the primary beneficiary, we consider qualitative and quantitative factors, including ownership interest, management representation, ability to control decision and other contractual rights.

We account for entities in which we have less than a controlling financial interest or entities where we are not deemed to be the primary beneficiary under the equity method of accounting. Accordingly, we include our share of the net earnings or losses of these entities in our results of operations.

Newly Issued Accounting Standards

In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of the standard on January 1, 2020, did not have a material impact on our financial position and results of operations.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides guidance, optional expedients and exceptions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The standard was effective upon issuance and can be applied through December 31, 2022. We have mortgage notes payable with interest rates that reference LIBOR, and therefore, we will adopt this standard when LIBOR is discontinued.

On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the nine months ended September 30, 2020.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

3.	Earnings per Share

Earnings Per Share (“EPS”) have been computed by dividing net income available to common shares, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.

The following table details our basic and diluted earnings per common share calculation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$9,638	$(9,450)	$10,702	$(19,799)
Net (income) loss attributable to non-controlling interest	(1,651)	1,879	(2,075)	3,303
Net income (loss) attributable to common shares	$7,987	$(7,571)	$8,627	$(16,496)

Weighted-average common shares outstanding — basic and diluted	15,997,076	15,997,076	15,997,076	15,997,076

EPS - attributable to common shares — basic and diluted	$0.50	$(0.47)	$0.54	$(1.03)

4.	Supplemental Cash Flow Information

The following is a reconciliation of our cash and cash equivalents, and restricted cash to the total presented in the consolidated statement of cash flows:

	For the Period Ended September 30,
	2020	2019
Beginning of period
Cash and cash equivalents	$51,228	$36,428
Restricted cash	32,083	70,187
Cash, cash equivalents and restricted cash	$83,311	$106,615

End of period
Cash and cash equivalents	$32,986	$63,075
Restricted cash	28,030	36,865
Cash, cash equivalents and restricted cash	$61,016	$99,940

Amounts included in restricted cash represent funds set aside to meet contractual obligations for the payment of reserve replacement deposits and tax and insurance escrow. In addition, restricted cash includes funds to bond principal and interests payments (See Note 11 – Bonds Payable).

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

5.	Operating Segments

Our segments are based on the internal reporting that we review for operational decision-making purposes. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily apartment communities and (ii) the acquisition, ownership and management of commercial real estate properties. The services for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, advisory fees, interest income and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

The following table presents our reportable segments for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Multifamily Segment
Revenues	$3,683	$3,383	$10,942	$10,077
Operating expenses	(2,411)	(2,722)	(6,465)	(6,843)
Profit from segment	1,272	661	4,477	3,234

Commercial Segment
Revenues	7,770	8,024	23,518	24,275
Operating expenses	(3,976)	(3,161)	(12,042)	(12,360)
Profit from segment	3,794	4,863	11,476	11,915
Total profit from segments	$5,066	$5,524	$15,953	$15,149

The table below reflects the reconciliation of total profit from segments to net income (loss) for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total profit from segments	$5,066	$5,524	$15,953	$15,149
Other non-segment items of income (expense)
Depreciation	(3,526)	(3,416)	(10,338)	(9,964)
General and administrative	(1,998)	(2,107)	(7,958)	(7,716)
Advisory fee to related party	(2,329)	(2,403)	(7,055)	(6,807)
Interest income	5,421	6,856	16,459	19,514
Other income	484	1,824	5,348	9,679
Interest expense	(7,622)	(10,420)	(26,295)	(29,796)
(Loss) gain on foreign currency transaction	(1,470)	(5,153)	774	(13,296)
Loss on extinguishment of debt	—	(5,219)	—	(5,219)
Income (losses) from unconsolidated joint ventures	337	(75)	(642)	(1,135)
Gain on sales or write-down of assets	15,325	5,139	24,802	9,792
Income tax expense	(50)	—	(346)	—
Net income (loss)	$9,638	$(9,450)	$10,702	$(19,799)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

6.	Leases

We lease our multifamily apartment communities and commercial properties under agreements that are classified as operating leases. Our multifamily leases generally includes minimum rents and charges for ancillary services. Our commercial property leases generally included minimum rents and recoveries for property taxes and common area maintenance. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases.

The following table summarizes the components of rental revenue for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed component	$11,107	$10,827	$33,111	$32,963
Variable component	346	580	1,349	1,389
	$11,453	$11,407	$34,460	$34,352

The following table summarizes the future rental payments to us from under non-cancelable leases. The table exclude multifamily leases, which typically have a term of one-year or less:

Twelve months ended September 30, 2020	Amount
2021	$6,444
2022	23,155
2023	20,038
2024	14,606
2025	8,737
Thereafter	7,071
$80,051

7.	Real Estate Activity

Below is a summary of the real estate owned as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Land	$50,759	$49,887
Building and improvements	297,068	286,280
Tenant improvements	49,423	49,431
Construction in progress	77,116	84,399
	474,366	469,997
Less accumulated deprecation	(97,883)	(90,173)
	376,483	379,824
Property held for sale	4,232	7,966
Total	$380,715	$387,790

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

The gain (loss) on sale or write-down of assets for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Land(1)	$5,771	$5,139	$15,248	$9,872
Residential Properties(2)	3,704	—	3,704	(80)
Commercial Properties(3)	4,609	—	4,609	—
Other(4)	1,241	—	1,241	—
	$15,325	$5,139	$24,802	$9,792

(1)	Includes the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)	On September 14, 2020, we sold Bridgeview Plaza, a 122,205 square foot retail center in La Crosse, Wisconsin for $5,250, resulting in a gain on sale of $4,744. The proceeds from the sale were used to pay off the $3,375 mortgage note payable on the property (See Note 10 – Mortgages and Notes Payable) and for general corporate purposes.
(3)	On May 1, 2020, we sold Villager Apartments, a 33 unit multifamily apartment community in Pensacola, Florida for $2,426, resulting in a gain on sale of $898. The sales price was funded by the issuance of a $1,761 note receivable and the assumption of the $665 mortgage note payable on the property (See Note 10 – Mortgages and Notes Payable). On July 16, 2020, we sold Farnham Park Apartments, 144 unit multifamily apartment community in Port Arthur, Texas for $13,300, resulting in a gain on the sale of $2,684. The sales price was funded by cash payment of $4,215 and the assumption of the $9,085 mortgage note payable on the property (See Note 10 – Mortgages and Notes Payable).
(4)	Includes the write-off of development costs.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

8.	Notes Receivable

The following table summarizes our notes receivable as of September 30, 2020 and December 31, 2019:

	Carrying value
Property/Borrower	September 30, 2020	December 31, 2019	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$7,408	$7,408	9.50%	06	/21
ABC Paradise, LLC	1,210	1,210	9.50%	06	/21
Autumn Breeze(1)	1,807	1,302	5.00%	10	/21
Bellwether Ridge(1)	3,559	3,765	5.00%	11	/20
Big River NV LLC	344	—	—	07	/20
Forest Pines Phase I.(1)	2,869	2,868	5.00%	11	/20
JEM Holdings, Inc.	300	300	6.00%	07	/16
One Realco Corporation, Inc.	7,000	7,000	3.00%	01	/23
One Realco Land Holding, Inc.	1,728	1,728	9.50%	06	/21
Oulad-Chikh Family Trust	174	174	8.00%	03	/21
Parc at Ingleside(1)	2,294	1,531	5.00%	12	/21
Parc at Windmill Farms(1)	7,949	7,602	5.00%	11	/20
Phillips Foundation for Better Living, Inc.	61	—	12.00%	03	/23
Phillips Foundation for Better Living, Inc.	—	314	12.00%	03	/22
Plum Tree(1)	792	413	5.00%	10	/21
Prospectus Endeavors 4, LLC	5,907	5,907	12.00%	01	/23
Prospectus Endeavors 6, LLC	496	496	12.00%	10	/22
Realty Advisors Management, Inc.	20,387	20,387	2.28%	12	/22
Riverview on the Park Land, LLC	1,045	1,045	9.50%	06	/21
RNC Revolving Line of Credit	8,853	8,802	5.00%	09	/24
Spyglass Apartments(1)	5,359	5,288	5.00%	11	/20
Steeple Crest(1)	6,498	6,665	5.00%	08	/21
TPS Income, Inc.	4,554	4,554	6.00%	09	/20
Unified Housing Foundation, Inc.(2)	19,195	22,467	12.00%	12	/32
Unified Housing Foundation, Inc.(2)	10,401	10,401	12.00%	12	/21
Unified Housing Foundation, Inc.(2)	10,096	10,096	12.00%	03	/22
Unified Housing Foundation, Inc.(2)	2,881	3,795	12.00%	07	/21
Unified Housing Foundation, Inc.(2)	212	212	12.00%	08	/21
Unified Housing Foundation, Inc.(2)	6,831	6,831	12.00%	10	/21
Unified Housing Foundation, Inc.(2)	3,615	—	12.00%	05	/23
Unified Housing Foundation, Inc.(2)	1,482	—	12.00%	03	/23
Unified Housing Foundation, Inc.(2)	4,792	—	12.00%	03	/23
Unified Housing Foundation, Inc.(2)	716	—	12.00%	03	/23
Unified Housing Foundation, Inc.(2)	495	525	12.00%	12	/21
	$151,310	$143,086

(1)	The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and are collateralized by the underlying development property.
(2)	Principal and interest payments on the notes from Unified Housing Foundation, Inc. (“UHF”) are funded from surplus cash flow from operations, sale or refinancing of the underlying properties and are cross collateralized to the extent that any surplus cash available from any of the properties underlying the notes.. UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

9.	Investment in Unconsolidated Joint Ventures

The following is a summary of the financial position and results of operations of our unconsolidated joint:

	September 30, 2020			December 31, 2019
	VAA	Other	Total	VAA	Other	Total
Assets
Property, net	$1,224,905	$12,472	$1,237,377	$1,242,957	$13,041	$1,255,998
Notes receivable	—	11,053	11,053	—	11,076	11,076
Other assets	56,660	39,382	96,042	62,222	33,708	95,930
Total Assets	$1,281,565	$62,907	$1,344,472	$1,305,179	$57,825	$1,363,004
Liabilities and partners' capital
Mortgage and other notes payable	$832,819	$12,801	$845,620	$832,779	$10,195	$842,974
Other liabilities	270,534	8,358	278,892	271,290	6,328	277,618
Company's capital	89,106	8,350	97,456	100,555	8,260	108,815
Outside partner's capital	89,106	33,398	122,504	100,555	33,042	133,597
Total liabilities and partners' capital	$1,281,565	$62,907	$1,344,472	$1,305,179	$57,825	$1,363,004

Investments in unconsolidated joint ventures
Company's capital	$89,106	$8,350	$97,456	$100,555	$8,260	$108,815
Basis adjustments	(40,601)	289	(40,312)	(41,407)	247	(41,160)
Investment in unconsolidated joint ventures	$48,505	$8,639	$57,144	$59,148	$8,507	$67,655

	For the Three Months Ended September 30,
	2020			2019
	VAA	Other	Total	VAA	Other	Total
Revenue
Rents	$29,998	$—	$29,998	$27,347	$—	$27,347
Other	1,593	13,552	15,145	2,310	13,607	15,917
Interest	1	—	1	56	—	56
Total revenue	31,592	13,552	45,144	29,713	13,607	43,320
Expenses
Operating	16,172	12,561	28,733	14,138	12,431	26,569
Depreciation and amortization	7,832	357	8,189	16,036	390	16,426
Interest	13,839	150	13,989	15,424	179	15,603
Other expenses (income)	(556)	—	(556)	699	—	699
Total expenses	37,287	13,068	50,355	46,297	13,000	59,297
Net (loss) income	$(5,695)	$484	$(5,211)	$(16,584)	$607	$(15,977)
Company's equity in net (loss) income	$336	$1	$337	$(189)	$114	$(75)

	For the Nine Months Ended September 30,
	2020			2019
	VAA	Other	Total	VAA	Other	Total
Revenue
Rents	$86,841	$—	$86,841	$79,435	$—	$79,435
Other	4,034	39,946	43,980	6,550	40,001	46,551
Interest	38	—	38	139	—	139
Total revenue	90,913	39,946	130,859	86,124	40,001	126,125
Expenses
Operating	47,463	36,847	84,310	42,345	36,716	79,061
Depreciation and amortization	23,253	1,059	24,312	46,792	1,092	47,884
Interest	43,107	439	43,546	45,294	468	45,762
Other expenses (income)	(1,453)	—	(1,453)	2,058	—	2,058
Total expenses	112,370	38,345	150,715	136,489	38,276	174,765
Net (loss) income	$(21,457)	$1,601	$(19,856)	$(50,365)	$1,725	$(48,640)
Company's equity in net (loss) income	$(775)	$134	$(642)	$(1,480)	$346	$(1,135)

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

10.	Mortgages and Notes Payable

The following table summarizes our mortgages and other notes payable as of September 30, 2020 and December 31, 2019:

	Carrying value		Effective Interest
Property / Entity	September 30, 2020	December 31, 2019	Rate	Maturity Date
600 Las Colinas Building	$35,773	$36,302	5.30%	11/1/23
770 South Post Oak Building	11,924	12,077	4.40%	06/1/25
Bridgeview Plaza Shopping Center (1)	—	3,824	7.75%	11/1/20
Chelsea Apartments	8,627	8,749	3.40%	12/1/50
EQK Portage-Kent Ohio Land(2)	3,350	—	10.00%	11/13/24
Estate of Robert Shaw(3)	16,166	17,353	9.50%	7/5/20
Farnham Apartments(4)	—	9,144	3.39%	12/1/50
Forest Pines Phase II(5)	—	1,390	3.75%	5/5/24
Forest Pines Phase II Apartments(5)	7,057	—	3.75%	5/5/24
Landing Apartments	15,286	15,467	3.50%	9/1/53
LD Athens Lindsay Ln Land	1,155	1,155	5.90%	2/28/21
Legacy at Pleasant Grove Apartments	13,727	13,944	3.60%	4/1/48
McKinney 36 Land	856	944	8.00%	6/30/22
New Concept Energy	3,542	4,000	6.00%	9/30/21
Overlook at Allensville Phase II Apartments	15,666	15,798	3.80%	5/1/59
Parc at Denham Spring Phase II Apartments	16,168	14,785	4.10%	2/1/60
Stanford Center Building	39,191	39,255	6.00%	12/26/21
Sugar Mill Phase III Apartments	—	5,908	4.50%	2/1/60
Sugar Mill Phase III Apartments	8,906	—	4.50%	2/1/60
Toulon Apartments	18,283	18,465	3.20%	12/1/51
Villager Apartments(6)	—	556	2.50%	3/1/43
Villas at Bon Secour Apartments	10,860	11,026	4.00%	1/1/22
Vista Ridge Apartments	10,015	10,122	4.00%	8/1/53
Windmill Farms Land	12,391	13,830	6.00%	2/28/21
Total	$248,943	$254,094

(1)	On September 14, 2020, we paid off the loan in connection with the sale of the underlining property (See Note 7 – Real Estate Activity).
(2)	On March 5, 2020, we acquired 49.2 acres of land in Kent, Ohio in exchange for the note payable.
(3)	We are currently negotiating an extension of the loan with the lender.
(4)	On July 16, 2020, the loan was assumed by a third party in connection with the sale of the underlying property (See Note 7 – Real Estate Activity).
(5)	The loan bears interest at prime rate plus 0.5%.
(6)	On May 1, 2020, the loan was assumed by a third party in connection to sale of the underlying property (See Note 7 – Real Estate Activity).

11.	Bonds Payable

We have issued bonds through our subsidiary, Southern Properties Capital LTD, which are listed and trade on the Tel Aviv Stock Exchange. Payments of principal and interest are denominated in New Israeli Shekels. In connection with the principal and interest payments, we incurred a (loss) gain on foreign currency transactions of ($1,470) and ($5,153) for the three months ended September 30, 2020 and 2019, respectively, and $744 and ($13,296) for the nine months ended September 30, 2020 and 2019, respectively.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

The following table summarizes the bonds payable as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,	Maturity
	2020	2019	Date
Bonds (Series A)	$69,747	$92,653	7/31/2023
Bonds (Series B)	61,029	60,764	7/31/2025
Bonds (Series C)	79,919	79,572	1/31/2023
Total outstanding bonds	$210,695	$232,989
Less: unamortized deferred bond issuance costs	(7,503)	(9,724)
Total outstanding bonds, net	$203,192	$223,265

12.	Deferred Income

In previous years, we sold properties to related parties where we have had continuing involvement in the form of management or financial assistance associated with the sale of the properties. Because of the continuing involvement associated with the sale, the sales criteria for the full accrual method is not met, and as such we deferred some or all of the gain recognition and accounted for the sale by applying the finance, deposit, installment or cost recovery methods, as appropriate, until the sales criteria is met. The gain on these transactions have been deferred until the properties are sold to a non-related third party. As of September 30, 2020 and December 31, 2019, we had deferred gain of $21,609 and $24,761, respectively.

13.	Related Party Transactions

Rental income includes $262 and $212 for the three months ended September 30, 2020 and 2019, respectively, and $808 and $527 for the nine months ended September 30, 2020 and 2019, respectively, for office space leased to Pillar, Regis and VAA.

Property operating expense includes $253 and $237 for the three months ended September 30, 2020 and 2019, respectively, and $750 and $741 for the nine months ended September 30, 2020 and 2019, respectively, for management fees on commercial properties payable to Regis.

General and administrative expense includes $1,094 and $1,002 for the three months ended September 30, 2020 and 2019, respectively, and $2,991 and $3,680 for the nine months ended September 30, 2020 and 2019, respectively, for employee compensation and other reimbursable costs payable to Pillar.

Advisor fees are were $2,329 and $2,403 for the three months ended September 30, 2020 and 2019, respectively, and $7,055 and $6,807 for the nine months ended September 30, 2020 and 2019, respectively.

Notes receivable are includes amounts held by UHF and Pillar (See Note 8 – Notes Receivable). Interest income on these notes was $4,812 and $6,240 for the three months ended September 30, 2020 and 2019, respectively, and $14,566 and $18,328 for the nine months ended September 30, 2020 and 2019, respectively.

Interest expense on notes payable to Pillar was $1,583 and $2,402 for the three months ended September 30, 2020 and 2019, respectively, and $5,040 and $7,094 for the nine months ended September 30, 2020 and 2019, respectively.

Related party receivables represents amounts outstanding from Pillar for loans and unreimbursed fees, expenses and costs as provided above.

14.	Commitments and Contingencies

We believe that we will generate excess cash from property operations in 2020; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.

AMERICAN REALTY INVESTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share and square foot amounts)
(Unaudited)

We are the primary guarantor, on a $24,300 mezzanine loan between UHF and a lender. As of September 30, 2020, UHF was in compliance with the covenants to the loan agreement.

We are the defendant in ongoing litigation with Mr. David Clapper and entities related to Mr. Clapper (collectively, the “Clapper Parties”) regarding a multifamily property transaction that as to occur in 1988. In March 2016, the court ruled in favor of the Clapper Parties and awarded them approximately $59,000. We appealed the ruling and the trial has been set to begin in May 2021.

We were the plaintiff in a lawsuit against Dynex Commercial, Inc. (“Dynex”) for failure to fulfill certain loan commitments. In January 2015, the court awarded us with a judgment of $24,800. We are pursuing all legal means to collect this award. However, due to the uncertainty of the collectability of the award, the receivable has been fully reserved.

In February 2019, we were charged in a lawsuit brought by Paul Berger (“Berger”) that alleges that we a completed improper sales and/or transfers of property with Income Opportunity Realty Investors, Inc. (“IOR”), our consolidated subsidiary. Berger requests that we pay off various related party loans to IOR and that IOR then distribute the funds to its shareholders. We intend to vigorously defend against the allegations.

15.	Subsequent Events

The date to which events occurring after September 30, 2020, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 12, 2020, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2019 (the “Annual Report”).

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

●	risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;

●	demand for apartments and commercial properties in our markets and the effect on occupancy and rental rates;

●	Our ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;

●	risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;

●	failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

●	risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);

●	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

●	costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;

●	potential liability for uninsured losses and environmental contamination;

●	risks associated with our dependence on key personnel whose continued service is not guaranteed; and

●	the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, which investors should review.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

The following provides an overview of the impact of COVID-19 on our financial condition, results of operations and cash flows.

●	We have collected approximately 96% of our third quarter rents, comprised of approximately 95% from multi-family tenants and 97% from office tenants.

●	We have not granted any abatements or granted any significant deferments of contractual rents.

●	Occupancy remains stable at 91% at September 30, 2020 and 2019.

●	We continue to obtain positive leasing spreads for new leases and renewals at properties.

●	Our ground up development work continues unabated and thus far we have not experienced any work stoppages.

In addition, we believe that our financing activities will not be significantly impacted by COVID-19, as most of our mortgage notes payable are secured by HUD guarantees which have long-term maturities.

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

Management Overview and Summary

We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development. Our portfolio of income-producing properties includes multifamily apartment communities, office buildings and other commercial properties. Our investment strategy includes acquiring existing income-producing properties, as well as developing new properties on land already owned or acquired for a specific development project.

We acquire land primarily in urban in-fill locations or high-growth suburban markets. We are an active buyer and seller of real estate.

As of September 30, 2020, we owned (i) six commercial properties consisting of five office buildings and one retail property comprising on aggregate of approximately 1.6 million square feet, (ii) 1,639 units in ten multifamily apartment communities, excluding apartment communities being developed, (iii) approximately 1,980 acres of developed and undeveloped land, and (iv) fifty-one multifamily apartment communities totaling 10,137 units owned by our 50% owned investee VAA. We currently own income-producing properties and land in eight states

During the nine months ended September 30, 2020, we sold (i) a total of 62.0 acres of land from our holdings in Windmill Farms for $20.2 million, in aggregate, resulting in gains on sale of $15.2 million; (ii) Bridgeview Plaza, a retail property in La Crosse, Wisconsin for $5.3 million, resulting in a gain on sale of $4.8 million; and (iii) Farnham Park Apartments, a 144 unit multifamily apartment community in Port Arthur, Texas for $13.3 million, resulting in a gain on sale of $2.7 million.

During the nine months ended September 30, 2020, we acquired (i) 49.2 acres of land in Kent, Ohio for $5.4 million that was funded by a $2.0 million cash payment and a $3.4 million note payable that bares interest at 10% and matures on November 13, 2024; (ii) 0.7 acres of commercial land in Lewisville, Texas for $0.1 million, and (iii) 1.3 acres of land in McKinney, Texas for $0.5 million.

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

Our day to day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities and arranging debt and equity financing with third party lenders and investors. All of the Companies employees are Pillar employees.

Our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily apartment communities are managed by outside management companies.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. Our significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in our notes to the consolidated financial statements. However, the following policies are deemed to be critical.

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

       Related Parties

We apply ASC Topic 805, “Business Combinations”, to evaluate business relationships. Related parties are persons or entities who have one or more of the following characteristics, which include entities for which investments in their equity securities would be required; trust for the benefit of persons including principal owners of the entities and members of their immediate families, management personnel of the entity and members of their immediate families and other parties with which the entity may deal if one party controls or can significantly influence the decision making of the other to an extent that one of the transacting parties might be prevented from fully pursuing our own separate interests, or affiliates of the entity.

Results of Operations

The following discussion and analysis is based on our Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019, as included in Part I, Item 1. “Financial Statements” of this report. At September 30, 2020 and 2019, we owned or had interests in a portfolio of ten and nine income-producing properties, respectively.

       Comparison of the three months ended September 30, 2020 to the same period ended 2019:

We reported net income applicable to common shares of $7.9 million or $0.50 per diluted earnings per share for 2020, as compared to a net loss applicable to common shares of $7.6 million or $0.47 per diluted earnings per share for 2019.

Rental revenues were $11.5 million for 2020, compared to $11.4 for 2019. For 2020, we generated revenues of $7.8 million and $3.7 million from our commercial and multifamily segments, respectively.

Property operating expenses increased by $0.5 million to $6.4 million for 2020 as compared to $5.9 million for 2019.

Depreciation and amortization increased by $0.1 million to $3.5 million for 2020 as compared to $3.4 million for 2019.

General and administrative expense was $1.9 million for 2020, compared to $2.1 million for 2019. The decrease of $0.2 million in general and administrative expenses was primarily due to decrease in professional services and other expenses.

Interest income was $5.4 million for 2020, compared to $6.9 million for 2019. The decrease of $1.5 million was due to decrease in interest of $1.5 million on receivables from related parties.

Mortgage and loan interest expense was $7.6 million for 2020, compared to $10.4 million for 2019.

Loss on foreign currency transactions was $1.5 million for 2020, compared to $5.2 million for 2019. The decrease in loss was the result of the strengthening of the US Dollar against the Israel Shekels due to economic uncertainties most likely as a result of the global pandemic outbreak in 2020.

Income from unconsolidated joint ventures was a net $0.3 million for 2020 as compared to a net loss of $0.1 million for 2019.

Gain on sale or write-down of assets was $15.3 million 2020, compared to $5.1 million for 2019. In 2020, we sold (i) approximately 17.1 acres of land for $8.0 million, resulting in a gain of $5.7 million, (ii) Bridgeview Plaza for $5.3 million, resulting in a gain of $4.8 million, (iii) Farnham Park Apartments for $13.3 million, resulting in a gain of $2.7 million. For 2019, we sold 16.2 acres of land for $7.0 million, resulting in a gain of $5.1 million.

       Comparison of the nine months ended September 30, 2020 to the same period ended 2019:

For 2020, we reported a net income applicable to common shares of $8.6 million or $0.54 per diluted share, compared to a net loss applicable to common shares of $16.5 million or $1.03 per diluted share for 2019.

Rental revenues were $34.5 million for 2020, compared to $34.4 million for 2019. For 2020, rental revenues of $23.5 million and $11.0 million from our commercial and multifamily segments, respectively.

Property operating expenses decreased by $0.7 million to $18.5 million for 2020 as compared to $19.2 million for 2019. The decrease in property operating expenses was primarily attributable to reduction in property replacements cost.

Depreciation and amortization increased by $0.4 million to $10.3 million during 2020 as compared to $9.9 million for 2019. This increase is primarily due to increase of depreciation expense in multifamily segment by $0.4 million.

General and administrative expense was $7.9 million for 2020, compared to $7.7 million for 2019. The increase of $0.2 million in general and administrative expenses was primarily due to increase in professional and legal services.

Interest income was $16.5 million for 2020, compared to $19.5 million for 2019. The decrease of $3.0 million was due to decrease in interest of $3.0 on notes receivable from related parties.

Mortgage and loan interest expense was $26.3 million for 2020 as compared to $29.8 million for 2019.

Gain (loss) on foreign currency transactions was $0.8 million for 2020 as compared to ($13.3) million for 2019. The change in gain (loss) on foreign currency transactions is primarily attributed to the strengthening of the U.S. Dollar against the Israel Shekels due to perceived liquidity issues in Israel as a result of the global pandemic outbreak in 2020.

Loss from unconsolidated joint ventures was a net of $0.6 million for 2020 as compared to a loss of $1.1 million for 2019.

Gain on sale or write-down of assets was $24.8 million for 2020, compared to $9.8 million for 2019. In 2020, we sold (i) approximately 62.0 acres of land for $20.2 million, resulting in a gain of $15.2 million, (ii) Bridgeview Plaza for $5.3 million, resulting in a gain of $4.8 million, and (iii) Farnham Park Apartments for $13.3 million, resulting in a gain of $2.7 million. For 2019, we sold 80.1 acres of land for $23.3 million, resulting in a gain of $9.8 million.

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

We draw on multiple financing sources to fund our long-term capital needs. We generally fund our development projects with construction loans. Management anticipates that our available cash from property operations may not be sufficient to meet all of our cash requirements. Management intends to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowing secured by real estate to meet our liquidity requirements. Although the past cannot predict the future, historically, management has been successful at extending a portion of our current maturity obligations and selling assets as necessary to meet current obligations.

Cash Flow Summary

The following summary discussion of our cash flows is based on the statements of cash flows as presented in Part I Item 1. “Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flow:

	For the Nine Months Ended September 30,
	2020	2019	Incr /(Decr)
Net cash (used in) operating activities	$(17,384)	$(8,801)	$(8,583)
Net cash provided by (used in) investing activities	$16,225	$(16,782)	$33,007
Net cash (used in) provided by financing activities	$(21,136)	$18,908	$(40,044)

Our primary use of cash for operations is daily operating costs, general and administrative expenses, advisory fees, and land holding costs. Our primary source of cash from operating activities is from rental income on properties. In addition, we have a related party account in which excess cash is transferred to or from.

Our primary cash outlays for investing activities are for construction and development, acquisition of land and income-producing properties, and capital improvements to existing properties. During the nine months ended September 30, 2020, we advanced $15.7 million toward various notes receivable, purchased real estate for development for $2.7 million, and invested approximately $12.5 million for the development and renovation of real estate. For the nine months ended September 30, 2019, we advanced $7.3 million on various notes receivable, purchased real estate for development for $2.1 million, and invested approximately $31.3 million for the development and renovation of real estate.

Our primary sources of cash from investing activities are from the proceeds on the sale of land and income-producing properties. During the three months ended September 30, 2020, we received aggregate sales proceeds of $31.8 million from the sale of real estate and recorded a gain of 24.8 million. In addition, collected $7.3 million on note receivables and received $8.1 million on distributions from unconsolidated joint ventures. For the nine months ended September 30, 2019, we received aggregate sales proceeds of $21.7 million from the sale real estate and recorded a gain of $9.8 million. In addition, collected $0.3 million on note receivables and received $1.9 million on distributions from unconsolidated joint ventures.

Our primary sources of cash from financing activities are from proceeds on notes payables either through refinancing our existing loans or by obtaining new financing. Our primary cash outlays are for recurring debt payments and payments on maturing notes payable.

During the nine months ended September 30, 2020, the decrease in cash flow from financing activities is primarily due to a payment on bond principal of $21.7 million, and payments on our outstanding notes of $9.6 million, partially offset by proceeds from borrowings of approximately $10.2 million. During the nine months ended September 30, 2019, we received $78.1 million from the sale of nonconvertible Series C Bonds by Southern and from borrowings of approximately $18.1 million, which were partially offset by payments on bond principal of $21.7 million and mortgage debt of $47.3 million.

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

Tax Matters

We are a member of the May Realty Holdings, Inc., (“MRHI”) consolidated group for federal income tax reporting.

Financial statement income varies from taxable income principally due to the accounting for income and losses of investees, gains and losses from asset sales, depreciation on owned properties, amortization of discounts on notes receivable and payable and the difference in the allowance for estimated losses.

For the quarter ended September 30, 2020, we had income before income taxes of $11.0 million driven mostly by the gains from sale of assets of $24.8 million.

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

As of September 30, 2020, our outstanding notes payable balance was $248.9 million, out of which $241.8 million were notes with fixed interest rates and $7.1 million represented a note with a variable interest rate of 3.75%. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, would increase by $0.02 million, and would result in a decrease of $0.001 in our earnings per share.

Our variable rate exposure is mitigated through the ability to secure long-term fixed rate HUD financing on the multifamily apartment communities with a weighted average borrowing rate of approximately 5.35% at September 30, 2020.

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

The ownership of property and provision of services to the public as tenants entails an inherent risk of liability. Although we are involved in various items of litigation incidental to and in the ordinary course of our business, in the opinion of management, the outcome of such litigation will not have a material adverse impact upon our financial condition, results of operation or liquidity.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2019 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2019 10-K.

Risks Related to COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

The following provides an overview of the impact of COVID-19 on our financial condition, results of operations and cash flows.

●	We have collected approximately 96% of our third quarter rents, comprised of approximately 95% from multi-family tenants and 97% from office tenants.
●	We have not granted any abatements or granted any significant deferments of contractual rents.
●	Occupancy remains stable at 91% at September 30, 2020 and 2019.
●	We continue to obtain positive leasing spreads for new leases and renewals at properties.
●	Our ground up development work continues unabated and thus far we have not experienced any work stoppages.

In addition, we believe that our financing activities will not be significantly impacted by COVID-19, as most of our mortgage notes payable are secured by HUD guarantees which have long-term maturities.

The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2000, the Board of Directors approved a share repurchase program authorizing the repurchase of up to a total of 1,000,000 shares of our common stock. This repurchase program has no termination date. In August 2010, the Board of Directors approved an increase in the share repurchase program for up to an additional 250,000 shares of Common Stock which results in a total authorization under the repurchase program for up to 1,250,000 shares. There were no shares purchased under this program during the first quarter of 2020. As of September 30, 2020, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant’s current report on Form 8-K for event of March 16, 2006).

4.5	Certificate of Designation for Nevada Profit Corporation designating the Series K Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 6, 2013 (incorporated by reference to Registrant’s current report on form 8-K for event of May 7, 2013).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, Inc., dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 12, 2020	By:	/s/ Erik L. Johnson
Erik L. Johnson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)