Form 10-Q
period 2021-03-31
AMERICAN REALTY INVESTORS INC
filed 2021-05-13
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to________
Commission File Number 001-09240

AMERICAN REALTY INVESTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	94-6565852
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
As of May 13, 2021, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Real estate, net	$351,120	$377,383
Notes receivable (including $75,135 and $70,375 at March 31, 2021 and December 31, 2020, respectively, from related parties)	137,718	130,626
Cash and cash equivalents	53,865	36,814
Restricted cash	21,196	50,206
Investment in unconsolidated joint ventures	55,764	60,425
Receivable from related parties	126,810	129,335
Other assets	76,664	80,975
Total assets	$823,137	$865,764
Liabilities and Equity
Liabilities:
Mortgages and notes payable	224,817	242,711
Bonds payable	208,021	237,888
Accounts payable and other liabilities (including $14,724 and $12,488 at March 31, 2021 and December 31, 2020, respectively, to related parties)	23,502	27,299
Accrued interest payable	3,385	7,639
Deferred revenue	9,791	19,821
Total liabilities	469,516	535,358

Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 and 16,209,228 shares issued at March 31, 2021 and December 31, 2020, respectively; and 16,152,043 shares outstanding	162	162
Treasury stock, 57,185 at December 31, 2020	—	(2)
Paid-in capital	62,090	62,092
Retained earnings	190,806	172,738
Total shareholders' equity	254,859	236,791
Non-controlling interest	98,762	93,615
Total equity	353,621	330,406
Total liabilities and equity	$823,137	$865,764
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenues (including $242 and $221 for three months ended March 31, 2021 and 2020, respectively, from related parties)	$10,361	$11,442
Other income	1,467	1,688
Total revenue	11,828	13,130
Expenses:
Property operating expenses (including $382 and $242 for three months ended March 31, 2021 and 2020, respectively, from related parties)	5,832	6,309
Depreciation and amortization	3,327	3,394
General and administrative (including $1,670 and $1,133 for three months ended March 31, 2021 and 2020, respectively, from related parties)	3,235	4,292
Advisory fee to related party	2,436	2,373
Total operating expenses	14,830	16,368
Net operating loss	(3,002)	(3,238)
Interest income (including $4,769 and $5,073 for the three months ended March 31, 2021 and 2020, respectively, from related parties)	5,644	5,754
Interest expense (including $1,395 and $1,915 for the three months ended March 31, 2021 and 2020, respectively, from related parties)	(7,738)	(9,602)
(Loss) gain on foreign currency transactions	7,617	7,843
Equity in income (loss) from unconsolidated joint ventures	3,336	(260)
Gain on sale or write-down of assets, net	17,398	4,138
Income tax provision	(40)	(247)
Net income	23,215	4,388
Net income attributable to noncontrolling interest	(5,147)	(1,442)
Net income attributable to the Company	$18,068	$2,946
Earnings per share - basic
Basic and diluted	$1.12	$0.18
Weighted average common shares used in computing earnings per share
Basic and diluted	16,152,043	15,997,076
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended March 31, 2021
Balance, December 31, 2020	$1,801	$162	(2)	62,092	172,738	$236,791	$93,615	$330,406
Cancellation of treasury shares	—	—	2	(2)	—	—	—	—
Net income	—	—	—	—	18,068	18,068	5,147	23,215
Balance, March 31, 2021	$1,801	$162	$—	$62,090	$190,806	$254,859	$98,762	$353,621
Three Months Ended March 31, 2020
Balance, December 31, 2019	$3,601	$164	$(6,395)	$78,421	$163,708	$239,499	$57,017	$296,516
Net income	—	—	—	—	2,946	2,946	1,442	4,388
Balance, March 31, 2020	$3,601	$164	$(6,395)	$78,421	$166,654	$242,445	$58,459	$300,904

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flow From Operating Activities:
Net income	$23,215	$4,388
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale or write down of assets	(17,398)	(4,138)
Gain on foreign currency transactions	(7,617)	(7,843)
Depreciation and amortization	3,953	4,325
Provision for bad debts	(1,017)	(542)
Equity in (income ) loss from unconsolidated joint ventures	(3,336)	260
Distribution of income from unconsolidated joint ventures	3,157	—
Changes in assets and liabilities, net of dispositions:
Other assets	2,981	(544)
Related party receivables	2,525	(151)
Accrued interest payable	(4,244)	(3,193)
Accounts payable and other liabilities	(3,668)	(4,164)
Net cash used in operating activities	(1,449)	(11,602)
Cash Flow From Investing Activities:
Collection of notes receivable	9,373	5,042
Originations and advances on notes receivable	(10,448)	(768)
Acquisition of real estate	—	(2,000)
Development and renovation of real estate	(4,978)	(7,742)
Deferred leasing costs	(755)	—
Proceeds from sale of assets	14,434	5,638
Contribution to unconsolidated joint ventures	(411)	—
Distribution from unconsolidated joint ventures	7,430	5,264
Net cash provided by investing activities	14,645	5,434
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	—	5,114
Payments on mortgages, other notes and bonds payable	(25,133)	(14,153)
Debt extinguishment costs	—	—
Deferred financing costs	(22)	—
Preferred stock dividends	—	—
Net cash used in financing activities	(25,155)	(9,039)
Net decrease in cash, cash equivalents and restricted cash	(11,959)	(15,207)
Cash, cash equivalents and restricted cash, beginning of period	87,020	83,311
Cash, cash equivalents and restricted cash, end of period	$75,061	$68,104
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)

1.    Organization
As used herein, the terms “the Company”, “we”, “our” or “us” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in 1999. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”) and over 90% of our stock is owned by related party entities.
Our primary business is the acquisition, development and ownership of income-producing multifamily and commercial properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate revenues from gains on sales of income-producing properties and land.
We own approximately 78.4% of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is traded on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements. Substantially all of TCI's assets are held by its wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed for the purpose of raising funds by issuing non-convertible bonds that are listed and traded on the Tel-Aviv Stock Exchange ("TASE").
At March 31, 2021, our portfolio of income-producing properties consisted of:
●     Six commercial properties consisting of five office buildings and 1 retail property comprising in aggregate of approximately 1,575,685 square feet;
●    Nine multifamily properties owned directly by us comprising in 1,492 units, excluding apartments being developed;
●    Approximately 1,922 acres of developed and undeveloped land; and
●    Fifty-two multifamily properties totaling 10,032 units owned by our 50% owned investment in VAA.
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
The consolidated balance sheet at December 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020. Certain 2020 consolidated financial statement amounts have been reclassified to conform to the current presentation.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
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
On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the three months ended March 31, 2021 and 2020.
3.    Earnings Per Share
Earnings Per Share (“EPS”) have been computed by dividing net income available to common shares, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period shall be weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended March 31,
	2021	2020
Net income	$23,215	$4,388
Net income attributable to non-controlling interest	(5,147)	(1,442)
Net income loss attributable to the Company	$18,068	$2,946

Weighted-average common shares outstanding — basic and diluted	16,152,043	15,997,076

EPS - attributable to common shares — basic and diluted	$1.12	$0.18

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$9,713	$13,090
Cash - Beginning of period
Cash and cash equivalents	$36,814	$51,228
Restricted cash	50,206	32,083
	$87,020	$83,311
Cash - End of Period
Cash and cash equivalents	$53,865	$39,946
Restricted cash	21,196	28,158
	$75,061	$68,104
Proceeds from mortgages, notes and bonds payable
Proceeds from mortgages and notes payable	$—	$5,114
Proceeds from bonds	—	—
	$—	$5,114
Payment of mortgages, notes and bonds payable
Recurring payment on mortgages and notes payable	$2,421	$2,592
Bond payments	22,712	11,561
	$25,133	$14,153
The following is a schedule of noncash investing and financing activities:

	Three Months Ended March 31,
	2021	2020
Property acquired in exchange for note payable	$—	$3,350
Assets contributed to joint venture	18,608	—
Liabilities assumed by joint venture	17,592	—
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
The following table presents our reportable segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Multifamily Segment
Revenues	$3,836	$3,556
Operating expenses	(2,123)	(1,945)
Profit from segment	1,713	1,611
Commercial Segment
Revenues	6,525	7,886
Operating expenses	(3,709)	(4,364)
Profit from segment	2,816	3,522
Total profit from segments	$4,529	$5,133
The table below reflects the reconciliation of total profit from segments to net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Total profit from segments	$4,529	$5,133
Other non-segment items of income (expense)
Depreciation	(3,327)	(3,394)
General and administrative	(3,235)	(4,292)
Advisory fee to related party	(2,436)	(2,373)
Other income	1,467	1,688
Interest income	5,644	5,754
Interest expense	(7,738)	(9,602)
Gain on foreign currency transaction	7,617	7,843
Income (losses) from unconsolidated joint ventures	3,336	(260)
Gain on sales or write-down of assets	17,398	4,138
Income tax expense	(40)	(247)
Net income	$23,215	$4,388

6.    Lease Revenue
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
The following table summarizes the components of rental revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Fixed component	$9,863	$10,812
Variable component	498	630
	$10,361	$11,442
The following table summarizes the future rental payments to us from under non-cancelable leases. The table exclude multifamily leases, which typically have a term of one-year or less:

2021	$17,909
2022	21,363
2023	16,003
2024	10,889
2025	6,938
Thereafter	25,566
$98,668
7.    Real Estate Activity
Below is a summary of the real estate owned as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Land	$48,357	$50,759
Building and improvements	281,115	297,644
Tenant improvements	30,935	30,935
Construction in progress	73,656	77,891
Total cost	434,063	457,229
Less accumulated deprecation	(84,603)	(82,418)
Total real estate, net	349,460	374,811
Property held for sale	1,660	2,572
Total real estate	$351,120	$377,383
The gain (loss) on sale or write-down of assets, net for the three months ended March 31, 2021 and 2020 consist of the following:

	Three Months Ended March 31,
	2021	2020
Land(1)	$5,957	$4,138
Residential Properties(2)	11,441	—
	$17,398	$4,138

(1)Includes the sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.
(2)Includes the gain from Overlook at Allensville Phase II transaction (See Note 9 – Investment in Unconsolidated Joint Ventures) and the recognition of gains on various multifamily properties that had been previously been deferred (See Note 14 – Deferred Income).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
8.    Notes Receivable
The following table summarizes our notes receivable as of March 31, 2021 and December 31, 2020:

	Carrying value
Property/Borrower	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/21
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/21
Autumn Breeze(1)	2,102	1,867	5.00%	7/1/22
Bellwether Ridge(1)	3,971	3,858	5.00%	11/1/21
Forest Pines(1)	2,872	2,869	5.00%	11/1/22
Lake Wales	3,000	3,000	9.50%	6/30/21
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	4,554	4,554	6.00%	9/15/22
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/21
Parc at Ingleside(1)	2,670	2,523	5.00%	12/1/21
Parc at Opelika(1)	1,698	—	10.00%	1/13/23
Parc at Windmill Farms(1)	7,937	7,803	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	—	61	12.00%	3/31/23
Phillips Foundation for Better Living, Inc.(2)	1,009	—	12.00%	3/31/24
Plum Tree(1)	1,102	857	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/21
RNC Portfolio, Inc.	8,853	8,853	5.00%	9/1/24
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,362	5,360	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/21
Unified Housing Foundation, Inc. (2)(3)	2,880	2,880	12.00%	7/31/21
Unified Housing Foundation, Inc. (2)(3)	212	212	12.00%	8/30/21
Unified Housing Foundation, Inc. (2)(3)	6,831	6,831	12.00%	10/31/21
Unified Housing Foundation, Inc. (2)(3)	10,401	10,896	12.00%	12/31/21
Unified Housing Foundation, Inc. (2)(3)	10,096	10,096	12.00%	3/31/22
Unified Housing Foundation, Inc. (2)(3)	6,990	6,990	12.00%	3/31/23
Unified Housing Foundation, Inc. (2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation, Inc. (2)(3)	23,746	26,209	12.00%	12/31/32
Unified Housing Foundation, Inc. (2)(3)	6,525	—	12.00%	3/31/24
	$137,718	$130,626
(1)The note is convertible, at our option, into a 100% ownership interest in the underlying development property, and is collateralized by the underlying development property.
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
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
9.    Investment in Unconsolidated Joint Ventures
On November 19, 2018, we formed the VAA joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in certain multifamily properties to Macquarie for a $236,800 cash payment, resulting in a gain on sale of assets of $154,100. We then immediately transferred our respective ownership interests in the multifamily projects ("VAA Portfolio") to VAA in exchange for a 50% voting interest and a 49% profit participation interest ("Class A interest") in VAA and note payable (“Mezzanine Loan”) in accordance with the terms of a contribution agreement (the “Contribution”). Upon completion of the Contribution, VAA owned and controlled 52 multifamily properties. VAA assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).
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
On March 30, 2021, we sold a 50% ownership interest in the special purpose entity that owned Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie bank for $2,551 resulting in gain on sale of assets of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests into VAA.
We also own a 20% ownership interest in a 20% interest in Gruppa Florentina, LLC ("Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.
The following is a summary of our investment in unconsolidated joint ventures:

	March 31, 2021	December 31, 2020
Assets (1)
Real estate	$1,242,582	$1,230,197
Other assets	100,206	113,537
Total assets	$1,342,788	$1,343,734
Liabilities and Partners Capital (1)
Mortgage notes payable	$873,579	$843,522
Mezzanine notes payable	245,356	239,878
Other liabilities	27,921	45,619
Our share of partners' capital	85,842	93,334
Outside partner's capital	110,090	121,381
Total liabilities and partners' capital	$1,342,788	$1,343,734
Investment in unconsolidated joint ventures
Our share of partners' capital	$122,678	$93,334
Our share of Mezzanine note payable	85,842	119,939
Basis adjustment (2)	(152,756)	(152,848)
Total investment in unconsolidated joint ventures	$55,764	$60,425

(1)    These amounts include the assets of $1,280,899 and $1,279,197 of VAA at March 31, 2021 and December 31, 2020, respectively, and liabilities of $1,125,391 and $1,106,231 of VAA at March 31, 2021 and December 31, 2020, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
(2)     We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of our loss from investments in unconsolidated joint ventures:

	Three Months Ended March 31,
	2021	2020
Revenue (1)
Rental revenue	$31,070	$28,194
Other revenue	15,289	54,803
Total revenue	46,359	82,997
Expenses (1)
Operating expenses	28,039	63,827
Depreciation and amortization	8,062	9,168
Interest	14,175	15,593
Total expenses	50,276	88,588
Net loss	$(3,917)	$(5,591)
Our share of net loss in unconsolidated joint ventures	$3,336	$(260)

(1)    These amounts include revenue of $32,685 and $29,559 of VAA during the three months ended March 31, 2021 and 2020, respectively, and expenses of $37,457 and $37,453 of VAA during the three months ended March 31, 2021 and 2020, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
10.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of March 31, 2021 and December 31, 2020:

	Carrying value
Property / Entity	March 31, 2021	December 31, 2020	Effective Interest Rate	Maturity Date
600 Las Colinas	35,396	35,589	5.30%	11/1/2023
770 South Post Oak	11,816	11,871	4.40%	6/1/2025
Athens(1)	1,155	1,155	5.90%	8/28/2022
Chelsea	8,154	8,194	3.40%	12/1/2050
EQK Portage - Land	3,350	3,350	10.00%	11/13/2024
HSW Partners	17,802	17,790	9.50%	6/17/2021
Forest Grove(2)	7,333	7,333	3.75%	5/5/2024
Landing Bayou	14,584	14,643	3.50%	9/1/2053
Legacy at Pleasant Grove	13,579	13,653	3.60%	4/1/2048
McKinney 36 Land	783	820	8.00%	6/30/2022
New Concept Energy	3,542	3,542	6.00%	9/30/2021
Overlook at Allensville Phase II(3)	—	15,621	3.80%	5/1/2059
Parc at Denham Springs Phase II	16,087	16,128	4.10%	2/1/2060
Stanford Center	39,125	39,093	6.00%	2/26/2022
Sugar Mill Phase III	9,278	9,298	4.50%	2/1/2060
Toulon	13,914	13,975	3.20%	12/1/2051
Villas at Bon Secour	10,226	10,280	4.00%	1/1/2022
Vista Ridge	9,942	9,979	4.00%	8/1/2053
Windmill Farms(4)	8,751	10,397	6.00%	2/28/2023
	$224,817	$242,711
(1)    On March 2, 2021, the loan was extended to August 28, 2022.
(2)    The loan bears interest at prime rate plus 0.5%March 31, 2021 and December 31, 2020.
(3)    On March 30, 2021, the loan was assumed by VAA in connection with our contribution of of the underlying property to the joint venture (See Note 9 – Investment in Unconsolidated Joint Ventures).
(4)    On March 4, 2021, the loan was extended to February 28, 2023 at an interest of 5%.
Interest payable at March 31, 2021 and December 31, 2020, was $1,169 and $1,123, respectively. We capitalized interest of $858 and $585 during the years ended March 31, 2021 and 2020, respectively.
There are various land mortgages, secured by the property, that are in the process of a modification or extension to the original note due to expiration of the loan. We are working with our existing lenders and new lenders to modify, extend the loans before they become due or refinancing the loans with terms that are similar to the existing agreement.
As of March 31, 2021, we were in compliance with all our loan covenants.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
11.    Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds') through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity.
In connection with the Bonds, we incurred a (loss) gain on foreign currency transactions of $7,617 and $7,843 for the three months ended March 31, 2021 and 2020, respectively.
The outstanding balance of our Bonds at March 31, 2021 and December 31, 2020 is as follows:

Bond Issuance	March 31, 2021	December 31, 2020	Interest Rate	Maturity
Series A Bonds(1)	$76,448	$95,133	7.30%	7/31/23
Series B Bonds(2)	56,688	65,318	6.80%	7/31/25
Series C Bonds(1)	82,484	85,537	4.65%	1/31/23
	215,620	245,988
Less unamortized deferred issuance costs	(7,599)	(8,100)
	$208,021	$237,888
(1)    The bonds are collateralized by the assets of SPC.
(2)    The bonds are collateralized by a trust deed in Browning Place, a 625,297 square foot office building in Farmers Branch, Texas.
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
Pillar and Regis are wholly owned by an affiliates of the MRHI, which also owns approximately 90.8% of the Company. Pillar is compensated for advisory services in accordance with an agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $242 and $221 for the three months ended March 31, 2021 and 2020, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $382 and $242 for the three months ended March 31, 2021 and 2020, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,670 and $1,133 for the three months ended March 31, 2021 and 2020, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $2,436 and $2,373 for the three months ended March 31, 2021 and 2020, respectively.
Notes receivable are includes amounts held by UHF and Pillar (See Note 8 – Notes Notes Receivable). UHF is determined to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $4,769 and $5,073 for the three months ended March 31, 2021 and 2020, respectively.
Interest expense on notes payable to Pillar was $1,395 and $1,915 for the three months ended March 31, 2021 and 2020, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
Related party receivables represents amounts outstanding from Pillar for loans and unreimbursed fees, expenses and costs as provided above.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI and 81.1% in in IOR during the three months ended March 31, 2021 and 2020.
14. Deferred Income
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
On January 29, 2021, UHF sold El Dorado, a 208 unit multifamily property in McKinney, Texas; Limestone Ranch, a 252 unit multifamily property in Lewisville, Texas; and Marquis, a 276 unit multifamily property in Lewisville, Texas to a non-related third party. As a result, we recognized a gain of $10,026 that had been previously deferred upon our sale of these properties to UHF.
As of March 31, 2021 and December 31, 2020, we had deferred gain of $9,791 and $19,821, respectively.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with ARL. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended March 31,
	2021	2020
Current	$40	$247
Deferred	—	—
	$40	$247
The 2020 and 2019 effective tax rate is driven primarily by the passing of the Tax Cuts and Jobs Act by congress on December 22, 2017.  This act reduced the statutory tax rate for corporations to 21%, starting in 2019. As a result, our tax assets were remeasured to reflect the new tax rate for future years with the impact on the 2018 provision for income taxes.
16. Comittments and Contigencies
We believes that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.
We were the primary guarantor, on a $24,300 mezzanine loan between UHF and a lender. The guarantee was removed on January 29, 2021, concurrent with the repayment of the loan by UHF.
We are the defendant in ongoing litigation with Mr. David Clapper and related entities (collectively, "Clapper”) regarding a multifamily property transaction that occurred in 1988. In March 2016, the court ruled in favor of Clapper and awarded them approximately $59,000. We appealed the ruling, and the appellate court remanded the case to trial that began in May 2021.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square of foot amounts)
(Unaudited)
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
In connection with the formation of VAA, ten of the properties that we contributed to the joint venture are subject to an earn-out provision that provides for a remeasurement of the value of those properties after a two-year period following the completion of construction. As of March 31, 2021, we have recorded a liability of $10,000, which we believe is the amount that will be required to settle our obligation. We have been unable to reach agreement with our joint venture partner on the remeasured value. As a result, the parties have filed for arbitration in accordance with the joint venture agreement.
17 Subsequent Events
The date to which events occurring after March 31, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is May 13, 2021, which is the date on which the consolidated financial statements were available to be issued.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and in our Form 10-K for the year ended December 31, 2020 (the “Annual Report”).
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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);
•risks associated with the availability and terms of construction and mortgage financing and the use of debt to fund acquisitions and developments;
•demand for apartments and commercial properties in our markets and the effect on occupancy and rental rates;
•Our ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of properties;
•risks associated with the timing and amount of property sales and the resulting gains/losses associated with such sales;
•failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully
•risks and uncertainties affecting property development and construction (including, without limitation, construction delays, cost overruns, inability to obtain necessary permits and public opposition to such activities);
•risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;
•costs of compliance with the Americans with Disabilities Act and other similar laws and regulations;
•potential liability for uninsured losses and environmental contamination;
•risks associated with our dependence on key personnel whose continued service is not guaranteed; and
•the other risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”
The risks included here are not exhaustive. Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements, include among others, the factors listed and described at Part I, Item 1A. “Risk Factors” Annual Report on Form 10-K, which investors should review.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic is having a significant impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.
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
•On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie bank for $2.6 million resulting in gain on sale of assets of $1.4 million. Concurrent with the sale, we each contributed our 50% ownership interests into VAA.
•During the three months ended March 31, 2021, we sold a total of 32.2 acres of land from our holdings in Windmill Farms for $9.1 million, in aggregate, resulting in gains on sale of $3.7 million. In addition, we sold 5.7 acres of land from our holdings in Mercer Crossing during the three months ended March 31, 2021 for $3.3 million, resulting in a gain on sale of $2.3 million.
Financing Activities
•On February 15, 2018, we issued $39.2 million in Series B bonds (See Note 11 in our consolidated financial statements) that bear interest at 6.80% and mature on July 31, 2025. The proceeds were used to fund development activity, pay down debt and other general corporate purposes.
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
•On December 3, 2020, we extended our $14.7 million loan from HSW Partners to June 17, 2021.
•On March 2, 2021, we extended our $1.2 million loan on Athens to August 28, 2022.
•On March 4, 2021, we extended the maturity of our $8.8 million loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
Development Activities
During the year ended December 31, 2020, we completed the construction of Parc at Denham Springs Phase II and Sugar Mill Phase III for a total cost of $17.2 million and $14.2 million, respectively.
Our current developments projects at March 31, 2021, are as follow: (dollars in thousands)

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Athens	Athens, AL	232	289	34,800
Heritage McKinney	McKinney, TX	170	318	24,650
Total		402	$607	$59,450
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
For the comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are Bridge View Plaza, Farnham Park, Villager and Overlook at Allensville Phase II.

The following table shows the total number of income-producing properties, and other key financial measures as of March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Variance
Multifamily Segment
Revenue	$3,836	$3,556	$280
Operating expenses	(2,123)	(1,945)	(178)
	1,713	1,611	102
Commercial Segment
Revenue	6,525	7,886	(1,361)
Operating expenses	(3,709)	(4,364)	655
	2,816	3,522	(706)
Segment operating income	4,529	5,133	(604)
Other non-segment items of income (expense)
Depreciation and amortization	(3,327)	(3,394)	67
General, administrative and advisory	(5,671)	(6,665)	994
Interest, net	(2,094)	(3,848)	1,754
Gain on foreign currency transactions	7,617	7,843	(226)
Gain sale or write down of assets	17,398	4,138	13,260
Income (loss) from joint ventures	3,336	(260)	3,596
Other income	1,427	1,441	(14)
Net income	$23,215	$4,388	$18,827
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020:
Our $18.1 million increase in net income during the three months ended March 31, 2021 is primarily attributed to the following:
•The $0.1 million increase in operating profits in our multifamily segment is primarily due a $0.4 million increase at our Lease-Up Properties offset in part by a $0.3 million decrease at our Disposition Properties.
•The $0.7 million increase in operating profits in our commercial segment is primarily due to a $0.9 million decrease in revenue at at Browning Place due to a decline in occupancy. On December 31, 2020, we terminated our lease with a tenant that occupied approximately 25% of the building. Our replacement tenant, which will take possession of this space in the second quarter of 2021.
•The $13.3 million increase in gain on sale of assets is due to the $11.4 million gain on sale of multifamily properties in 2021 and a $1.8 million increase in gain on sales of land. The gain on sale of multifamily properties is due to the $1.4 million gain sale of Overlook at Allensville Phase II (See "Acquisitions and Dispositions" in Management's Overview);and the $10.0 million gain on properties that had been previously been deferred (See Note 7 - Real Estate Activity of our consolidated financial statements).
•The $3.7 million decrease in loss from joint ventures is due to the increased in occupancy of the various lease-up properties at VAA.

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
We anticipate that our cash and cash equivalents as of March 31, 2021, along with cash that will be generated in the remainder of 2021 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intend to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Part II, Item 8. “Consolidated Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Incr /(Decr)
Net cash provided by (used in) operating activities	$(1,449)	$(11,602)	$10,153
Net cash provided by (used in) investing activities	$14,645	$5,434	$9,211
Net cash (used in) provided by financing activities	$(25,155)	$(9,039)	$(16,116)
The increase in cash from operating activities is primarily due to the $3.5 million increase in cash provided by change in other assets and $3.2 million from distributions of income from VAA in 2021.
The increase in cash provided by investing activities is primarily due to a $8.8 million increase in proceeds from sale of assets, a decrease of $2.8 million from development and renovation of real estate and an increase of $2.2 million from the the distributions from VAA offset in part by a $9.7 million increase in originations and advances on notes receivable. The increase in cash proceeds on sale of assets is due to an increase in the sale of land at Windmill Farms and Mercer Crossing in 2021.
Cash used in financing activities is primarily due to a $11.0 million increase in payments of mortgages, notes and bonds payable and $5.1 million in proceeds from mortgages, notes and bonds payable received in 2020.
Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We also present FFO excluding the impact of the effects of foreign currency translation.
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
The following reconciles our net income attributable to FFO and FFO-basic and diluted, excluding gain from foreign currency transactions for the three months ended March 31, 2021 and 2020 (dollars and shares in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to the Company	$18,068	$2,946
Depreciation and amortization on consolidated assets	3,327	3,394
Gain on sale or write down of assets	(17,398)	(4,138)
Gain on sale of land	5,957	4,138
Depreciation and amortization on unconsolidated joint ventures at pro rata share	(1,870)	375
FFO-Basic and Diluted	8,084	6,715
Gain on foreign currency transaction	(7,617)	(7,843)
FFO-adjusted	$467	$(1,128)
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Optional and not included.
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

ITEM 1A    RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2020 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2020 10-K.
Risks Related to COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase program of up to 1,250,000 shares. There were no shares purchased under this program during the three months ended March 31, 2021. As of March 31, 2021, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
None
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

AMERICAN REALTY INVESTORS, INC.

Date: May 13, 2021	By:	/s/ Erik L. Johnson
Erik L. Johnson Executive Vice President and Chief Financial Officer (Principal Executive and Financial Officer)