Form 10-Q
period 2021-06-30
AMERICAN REALTY INVESTORS INC
filed 2021-08-11
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 11, 2021, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Real estate, net	$344,660	$377,383
Notes receivable (including $77,129 and $70,375 at June 30, 2021 and December 31, 2020, respectively, from related parties)	140,396	130,626
Cash and cash equivalents	46,009	36,814
Restricted cash	21,999	50,206
Investment in unconsolidated joint ventures	60,336	60,425
Receivable from related parties	105,948	129,335
Other assets	88,904	80,975
Total assets	$808,252	$865,764
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$211,333	$242,711
Bonds payable	203,591	237,888
Accounts payable and other liabilities (including $14,724 and $12,488 at June 30, 2021 and December 31, 2020, respectively, to related parties)	56,856	27,299
Accrued interest payable	6,721	7,639
Deferred revenue	9,791	19,821
Total liabilities	488,292	535,358

Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 and 16,209,228 shares issued at June 30, 2021 and December 31, 2020, respectively; and 16,152,043 shares outstanding	162	162
Treasury stock, 57,185 at December 31, 2020	—	(2)
Paid-in capital	62,090	62,092
Retained earnings	163,478	172,738
Total shareholders' equity	227,531	236,791
Non-controlling interest	92,429	93,615
Total equity	319,960	330,406
Total liabilities and equity	$808,252	$865,764
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenues (including $313 and $280 for the three months ended June 30, 2021 and 2020, respectively, and $555 and $546 for six months ended June 30, 2021 and 2020, respectively, from related parties)	$10,194	$11,565	$20,555	$23,007
Other income	909	3,176	2,376	4,864
Total revenue	11,103	14,741	22,931	27,871
Expenses:
Property operating expenses (including $195 and $254 for the three months ended June 30, 2021 and 2020, respectively, and $577 and $496 for six months ended June 30, 2021 and 2020, respectively, from related parties)	5,058	5,810	10,890	12,119
Depreciation and amortization	3,211	3,418	6,538	6,812
General and administrative (including $747 and $765 for the three months ended June 30, 2021 and 2020, respectively, and $2,417 and $1,898 for six months ended June 30, 2021 and 2020, respectively, from related parties)	5,866	1,669	9,101	5,961
Advisory fee to related party	5,739	2,353	8,175	4,726
Total operating expenses	19,874	13,250	34,704	29,618
Net operating (loss) income	(8,771)	1,491	(11,773)	(1,747)
Interest income (including $5,062 and $5,129 for the three months ended June 30, 2021 and 2020, respectively, and $9,831 and $9,755 for the six months ended June 30, 2021 and 2020, respectively, from related parties)	5,616	5,284	11,260	11,038
Interest expense (including $1,373 and $1,543 for the three months ended June 30, 2021 and 2020, respectively, and $2,768 and $3,458 for the six months ended June 30, 2021 and 2020, respectively, from related parties)	(7,681)	(9,071)	(15,419)	(18,673)
(Loss) gain on foreign currency transactions	(4,793)	(5,599)	2,824	2,244
Equity in income (loss) from unconsolidated joint ventures	4,572	(719)	7,908	(979)
(Loss) gain on sale or write-down of assets, net	(24,445)	5,339	(7,047)	9,477
Income tax provision	1,841	(49)	1,801	(296)
Net (loss) income	(33,661)	(3,324)	(10,446)	1,064
Net income (loss) attributable to noncontrolling interest	6,333	1,018	1,186	(424)
Net (loss) income attributable to the Company	$(27,328)	$(2,306)	$(9,260)	$640
Earnings per share - basic
Basic and diluted	$(1.69)	$(0.14)	$(0.57)	$0.04
Weighted average common shares used in computing earnings per share
Basic and diluted	16,152,043	15,997,076	16,152,043	15,997,076
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended June 30, 2021
Balance, April 1, 2021	$1,801	$162	$—	$62,090	$190,806	$254,859	$98,762	$353,621
Net loss	—	—	—	—	(27,328)	(27,328)	(6,333)	(33,661)
Balance, June 30, 2021	$1,801	$162	$—	$62,090	$163,478	$227,531	$92,429	$319,960
Three Months Ended June 30, 2020
Balance, April 1, 2020	$3,601	$164	$(6,395)	$78,421	$166,654	$242,445	$58,459	$300,904
Net loss	—	—	—	—	(2,306)	(2,306)	(1,018)	(3,324)
Balance, June 30, 2020	$3,601	$164	$(6,395)	$78,421	$164,348	$240,139	$57,441	$297,580
Six Months Ended June 30, 2021
Balance, January 1, 2021	$1,801	$162	(2)	62,092	172,738	$236,791	$93,615	$330,406
Cancellation of treasury shares	—	—	2	(2)	—	—	—	—
Net loss	—	—	—	—	(9,260)	(9,260)	(1,186)	(10,446)
Balance, June 30, 2021	$1,801	$162	$—	$62,090	$163,478	$227,531	$92,429	$319,960
Six Months Ended June 30, 2020
Balance, January 1, 2020	$3,601	$164	$(6,395)	$78,421	$163,708	$239,499	$57,017	$296,516
Net income	—	—	—	—	640	640	424	1,064
Balance, June 30, 2020	$3,601	$164	$(6,395)	$78,421	$164,348	$240,139	$57,441	$297,580

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flow From Operating Activities:
Net (loss) income	$(10,446)	$1,064
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (gain) on sale or write down of assets	7,047	(9,477)
Gain on foreign currency transactions	(2,824)	(2,244)
Depreciation and amortization	7,755	8,787
Recovery of bad debts	(1,326)	(542)
Equity in (income) loss from unconsolidated joint ventures	(7,908)	979
Distribution of income from unconsolidated joint ventures	3,157	1,441
Changes in assets and liabilities, net of dispositions:
Other assets	(8,850)	(8,543)
Related party receivables	14,128	(4,432)
Accrued interest payable	(908)	1,106
Accounts payable and other liabilities	87	(362)
Net cash used in operating activities	(88)	(12,223)
Cash Flow From Investing Activities:
Collection of notes receivable	9,319	5,042
Originations and advances on notes receivable	(3,504)	(1,748)
Acquisition of real estate	—	(2,664)
Development and renovation of real estate	(6,990)	(7,727)
Deferred leasing costs	(755)	—
Proceeds from sale of assets	24,440	12,255
Contribution to unconsolidated joint ventures	(411)	(253)
Distribution from unconsolidated joint ventures	7,430	3,823
Net cash provided by investing activities	29,529	8,728
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	—	24,567
Payments on mortgages, other notes and bonds payable	(48,431)	(31,808)
Deferred financing costs	(22)	—
Net cash used in financing activities	(48,453)	(7,241)
Net decrease in cash, cash equivalents and restricted cash	(19,012)	(10,736)
Cash, cash equivalents and restricted cash, beginning of period	87,020	83,311
Cash, cash equivalents and restricted cash, end of period	$68,008	$72,575
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
Our primary business is the acquisition, development and ownership of income-producing multifamily and commercial properties. In addition, we opportunistically acquire land for future development in in-fill or high-growth suburban markets. From time to time and when we believe it appropriate to do so, we will also sell land and income-producing properties. We generate revenues by leasing apartment units to residents, and leasing office, industrial and retail space to various for-profit businesses as well as certain local, state and federal agencies. We also generate income from the sale of land.
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
At June 30, 2021, our portfolio of properties consisted of:
●     Six commercial properties, consisting of five office buildings and one retail property, comprising in aggregate of approximately 1,575,685 square feet;
●    Nine multifamily properties, owned directly by us, comprising in 1,492 units;
●    Approximately 1,841 acres of developed and undeveloped land; and
●    Fifty-two multifamily properties, totaling 10,032 units, owned through our 50% investment in VAA.
Our day-to-day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities, arranging debt and equity financing with third party lenders and investors and providing various administrative services. Our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 12 – Related Party Transactions).
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
On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A, allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the three and six months ended June 30, 2021 and 2020.
3.    Earnings Per Share
Earnings Per Share (“EPS”) is computed by dividing net income available to common shares, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they are outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(33,661)	$(3,324)	$(10,446)	$1,064
Net income (loss) attributable to noncontrolling interest	6,333	1,018	1,186	(424)
Net (loss) income attributable to the Company	$(27,328)	$(2,306)	$(9,260)	$640

Weighted-average common shares outstanding — basic and diluted	16,152,043	15,997,076	16,152,043	15,997,076

EPS - attributable to common shares — basic and diluted	$(1.69)	$(0.14)	$(0.57)	$0.04

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$17,016	$17,680
Cash - Beginning of period
Cash and cash equivalents	$36,814	$51,228
Restricted cash	50,206	32,083
	$87,020	$83,311
Cash - End of Period
Cash and cash equivalents	$46,009	$42,461
Restricted cash	21,999	30,114
	$68,008	$72,575
Proceeds from mortgages, notes and bonds payable
Proceeds from mortgages and notes payable	$—	$24,567
Proceeds from bonds	—	—
	$—	$24,567
Payment of mortgages, notes and bonds payable
Recurring payment on mortgages and notes payable	$16,029	$20,247
Bond payments	32,402	11,561
	$48,431	$31,808
The following is a schedule of noncash investing and financing activities:

	Six Months Ended June 30,
	2021	2020
Property acquired in exchange for note payable	$—	$3,350
Assets contributed to joint venture	$18,608	$—
Liabilities assumed by joint venture	$15,606	$—
Notes receivable received in exchange for collection of related party receivable	$9,259	$—
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
The following table presents our reportable segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Multifamily Segment
Revenues	$3,529	$3,702	$7,365	$7,258
Operating expenses	(2,111)	(2,108)	(4,234)	(4,053)
Profit from segment	1,418	1,594	3,131	3,205
Commercial Segment
Revenues	6,665	7,863	13,190	15,749
Operating expenses	(2,947)	(3,702)	(6,656)	(8,066)
Profit from segment	3,718	4,161	6,534	7,683
Total profit from segments	$5,136	$5,755	$9,665	$10,888
The table below reflects the reconciliation of total profit from segments to net (loss) income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total profit from segments	$5,136	$5,755	$9,665	$10,888
Other non-segment items of income (expense)
Depreciation	(3,211)	(3,418)	(6,538)	(6,812)
General and administrative	(5,866)	(1,669)	(9,101)	(5,961)
Advisory fee to related party	(5,739)	(2,353)	(8,175)	(4,726)
Other income	5,616	5,284	2,376	4,864
Interest income	909	3,176	11,260	11,038
Interest expense	(7,681)	(9,071)	(15,419)	(18,673)
(Loss) gain on foreign currency transaction	(4,793)	(5,599)	2,824	2,244
Income (losses) from unconsolidated joint ventures	4,572	(719)	7,908	(979)
(Loss) gain on sales or write-down of assets	(24,445)	5,339	(7,047)	9,477
Income tax expense	1,841	(49)	1,801	(296)
Net (loss) income	$(33,661)	$(3,324)	$(10,446)	$1,064

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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed component	$9,300	$11,192	$19,163	$22,004
Variable component	894	373	1,392	1,003
	$10,194	$11,565	$20,555	$23,007
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2021	$11,710
2022	21,363
2023	16,003
2024	10,889
2025	6,938
Thereafter	25,566
$92,469
7.    Real Estate Activity
Below is a summary of our real estate as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Land	$48,366	$50,759
Building and improvements	281,162	297,644
Tenant improvements	30,999	30,935
Construction in progress	70,931	77,891
Total cost	431,458	457,229
Less accumulated deprecation	(87,503)	(82,418)
Total real estate, net	343,955	374,811
Property held for sale	705	2,572
Total real estate	$344,660	$377,383
The (loss) gain on sale or write-down of assets, net for the three and six months ended June 30, 2021 and 2020 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Land(1)	$5,154	$5,339	$11,111	$9,477
Residential Properties(2)	—	—	11,441	—
Other(3)	(29,599)	—	(29,599)	—
	$(24,445)	$5,339	$(7,047)	$9,477

(1)Includes the gain on sale of lots related to our investment in Windmill Farms, Mercer Crossing and other land holdings.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
(2)Includes the gain from the sale of a 50% ownership interest in Overlook at Allensville Phase II (See Note 9 – Investment in Unconsolidated Joint Ventures) and the gain on the sale of various multifamily properties that had previously been deferred (See Note 14 – Deferred Income).
(3)Loss on the remeasurement of the Earn Out Obligation was recorded in connection with our investment in VAA (See Note 9 - Investment in Unconsolidated Joint Ventures).
8.    Notes Receivable
The following table summarizes our notes receivable as of June 30, 2021 and December 31, 2020:

	Carrying value
Property/Borrower	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,288	1,867	5.00%	7/1/22
Bellwether Ridge(1)	3,944	3,858	5.00%	11/1/26
Forest Pines(1)	2,872	2,869	5.00%	11/1/22
Lake Wales	3,000	3,000	9.50%	6/30/26
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	4,554	4,554	6.00%	9/15/22
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,114	2,523	5.00%	11/1/26
Parc at Opelika(1)	1,891	—	10.00%	1/13/23
Parc at Windmill Farms(1)	7,825	7,803	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	—	61	12.00%	3/31/23
Phillips Foundation for Better Living, Inc.(2)	813	—	12.00%	3/31/24
Plum Tree(1)	1,254	857	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
RNC Portfolio, Inc.	8,853	8,853	5.00%	9/1/24
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,362	5,360	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation, Inc. (2)(3)	2,880	2,880	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	212	212	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	6,831	6,831	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	10,401	10,896	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	10,096	10,096	12.00%	3/31/22
Unified Housing Foundation, Inc. (2)(3)	6,990	6,990	12.00%	3/31/23
Unified Housing Foundation, Inc. (2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation, Inc. (2)(3)	24,055	26,209	12.00%	12/31/32
Unified Housing Foundation, Inc. (2)(3)	6,521	—	12.00%	3/31/24
Unified Housing Foundation, Inc.(2)(3)	1,549	—	12.00%	4/30/24
Unified Housing Foundation, Inc.(2)(3)	184	—	12.00%	6/30/24
	$140,396	$130,626
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
9.    Investment in Unconsolidated Joint Ventures
On November 19, 2018, we formed the VAA joint venture with the Macquarie Group (“Macquarie”). In connection with the formation of VAA, we sold a 50% ownership interest in certain multifamily properties to Macquarie for a $236,800 cash payment, resulting in a gain on sale of assets of $154,100. In connection with the formation of VAA, ten out of the 51 properties were subject to an earn-out provision ("Earn Out") that provides for a remeasurement of value after a two-year period following the completion of construction. Upon the formation of VAA, we recorded a liability ("Earn Out Obligation") for the $10,000 advance on the Earn Out that we received from Macquarie.
Upon receipt of funds, both parties transferred their respective ownership interests in the multifamily projects ("VAA Portfolio") to VAA in exchange for a 50% voting interest and a 49% profit participation interest ("Class A interest") in VAA and note payable (“Mezzanine Loan”) in accordance with the terms of a contribution agreement (the “Contribution”). Upon completion of the Contribution, VAA owned and controlled 51 multifamily properties. VAA assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).
Concurrent with the formation of the joint venture, VAA issued Class B interests with a 2% profits participation interest and no voting rights to Daniel J. Moos, our former President and Chief Executive Officer (“Class B Member”). The Class B Member serves as the manager of VAA.
Interest on the Mezzanine loan is limited to cash generated from the properties and matures concurrently with the termination of VAA. Accordingly, we account for our interest in the Mezzanine Loan as an addition to our equity interest and include interest income on the Mezzanine loan in income from unconsolidated joint ventures.
On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2,551, resulting in gain on sale of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
On July 13, 2021, we received the arbitration result of our dispute with Macquarie regarding the measurement of the Earn Out Obligation. Our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation, and therefore, recorded a charge of $29,600 during the three and six months ended June 30, 2021 (See Note 7 – Real Estate Activity).
We plan to pay the Earn Out Obligation from our share of future distributions from VAA, which generally occur each six months.
We also own a 20% ownership interest in a 20% interest in Gruppa Florentina, LLC ("Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
The following is a summary of our investment in unconsolidated joint ventures:

	June 30, 2021	December 31, 2020
Assets (1)
Real estate	$1,235,313	$1,230,197
Other assets	113,474	113,537
Total assets	$1,348,787	$1,343,734
Liabilities and Partners Capital (1)
Mortgage notes payable	$871,503	$843,522
Mezzanine notes payable	245,356	239,878
Other liabilities	36,783	45,619
Our share of partners' capital	84,964	93,334
Outside partner's capital	110,181	121,381
Total liabilities and partners' capital	$1,348,787	$1,343,734
Investment in unconsolidated joint ventures
Our share of partners' capital	$122,678	$93,334
Our share of Mezzanine note payable	84,964	119,939
Basis adjustment (2)	(147,306)	(152,848)
Total investment in unconsolidated joint ventures	$60,336	$60,425
(1)    These amounts include the assets of VAA of $1,284,063 and $1,279,197 at June 30, 2021 and December 31, 2020, respectively, and liabilities of VAA of $1,130,957 and $1,106,231 at June 30, 2021 and December 31, 2020, respectively.
(2)     We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of income (loss) from our investments in unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue (1)
Rental revenue	$32,037	$28,648	$63,107	$56,842
Other revenue	17,762	14,057	33,051	28,836
Total revenue	49,799	42,705	96,158	85,678
Expenses (2)
Operating expenses	31,214	27,584	59,253	54,681
Depreciation and amortization	8,137	8,114	16,199	16,122
Other income	—	—	(2,356)	—
Interest	13,890	14,337	28,065	29,519
Total expenses	53,241	50,035	101,161	100,322
Net loss	$(3,442)	$(7,330)	$(5,003)	$(14,644)
Our equity in the income (loss) in unconsolidated joint ventures	$4,572	$(719)	$7,908	$(979)
(1)    These amounts include revenue of VAA of $34,146 and $29,725 during the three months ended June 30, 2021 and 2020, respectively, and $66,831 and $59,284 during the six months ended June 30, 2021 and 2020, respectively.
(2)    These amounts include expenses of VAA of $38,904 and $37,593 during the three months ended June 30, 2021 and 2020, respectively, and $74,005 and $75,046 during the six months ended June 30, 2021 and 2020, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
10.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of June 30, 2021 and December 31, 2020:

	Carrying value
Property / Entity	June 30, 2021	December 31, 2020	Effective Interest Rate	Maturity Date
600 Las Colinas	$35,212	$35,589	5.30%	11/1/2023
770 South Post Oak	11,763	11,871	4.40%	6/1/2025
Parc at Athens(1)	1,155	1,155	5.90%	8/28/2022
Chelsea	8,116	8,194	3.40%	12/1/2050
EQK Portage - Land	3,350	3,350	10.00%	11/13/2024
HSW Partners	—	17,790	9.50%	6/17/2021
Forest Grove(2)	7,325	7,333	3.75%	5/5/2024
Landing Bayou	14,526	14,643	3.50%	9/1/2053
Legacy at Pleasant Grove	13,504	13,653	3.60%	4/1/2048
McKinney 36 Land	732	820	8.00%	6/30/2022
New Concept Energy	3,542	3,542	6.00%	9/30/2021
Overlook at Allensville Phase II(3)	—	15,621	3.80%	5/1/2059
Parc at Denham Springs Phase II	16,046	16,128	4.10%	2/1/2060
RCM HC Enterprises(4)	5,086	—	9.50%	12/17/2026
Stanford Center	39,063	39,093	6.00%	2/26/2022
Sugar Mill Phase III	9,257	9,298	4.50%	2/1/2060
Toulon	13,849	13,975	3.20%	12/1/2051
Villas at Bon Secour	10,149	10,280	4.00%	1/31/2022
Vista Ridge	9,905	9,979	4.00%	8/1/2053
Windmill Farms(5)	8,753	10,397	6.00%	2/28/2023
	$211,333	$242,711
(1)    On March 2, 2021, the loan was extended to August 28, 2022.
(2)    The loan bears interest at prime rate plus 0.5%.
(3)    On March 30, 2021, the loan was assumed by VAA in connection with our contribution of the underlying property to the joint venture (See Note 9 – Investment in Unconsolidated Joint Ventures).
(4)    On June 4, 2021, the lender assumed the $1,986 balance from HSW Partners and extended the maturity to December 17, 2026.
(5)    On March 4, 2021, the loan was extended to February 28, 2023 at an interest rate of 5%.
Interest payable at June 30, 2021 and December 31, 2020, was $1,169 and $1,123, respectively. We capitalized interest of $3,112 and $267 during the three months ended June 30, 2021 and 2020, respectively, and $7,263 and $852 during the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, we were in compliance with all our loan covenants.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
11.    Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds") through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity.
In connection with the Bonds, we incurred a (loss) gain on foreign currency transactions of $(4,793) and $(5,599) during the three months ended June 30, 2021 and 2020, respectively, and $2,824 and $2,244 for the six months ended June 30, 2021 and 2020, respectively.
The outstanding balance of our Bonds at June 30, 2021 and December 31, 2020 is as follows:

Bond Issuance	June 30, 2021	December 31, 2020	Interest Rate	Maturity
Series A Bonds(1)	$78,183	$95,133	7.30%	7/31/23
Series B Bonds(1)	57,975	65,318	6.80%	7/31/25
Series C Bonds(2)	74,565	85,537	4.65%	1/31/23
	210,723	245,988
Less unamortized deferred issuance costs	(7,132)	(8,100)
	$203,591	$237,888
(1)    The bonds are collateralized by the assets of SPC.
(2)    The bonds are collateralized by a trust deed in Browning Place, a 625,297 square foot office building in Farmers Branch, Texas.
12.    Related Party Transactions
We engage in certain services and business transactions with related parties, including but not limited to, the rent of office space, leasing services, asset management, administrative services, and the acquisition and dispositions of real estate. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to or in our best interest.
Pillar and Regis are wholly owned by an affiliates of Realty Advisors, Inc. ("RAI"), which owns approximately 90.8% of the Company. Pillar is compensated for advisory services in accordance with an agreement. Regis receives property management fees and leasing commissions in accordance with the terms of its property-level management agreement. In addition, Regis is entitled to receive real estate brokerage commissions in accordance with the terms of a non-exclusive brokerage agreement.
Rental income includes $313 and $280 for the three months ended June 30, 2021 and 2020, respectively, and $555 and $546 for the six months ended June 30, 2021 and 2020, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $195 and $254 for the three months ended June 30, 2021 and 2020, respectively, and $577 and $496 for the six months ended June 30, 2021 and 2020, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $747 and $765 for the three months ended June 30, 2021 and 2020, respectively, and $2,417 and $1,898 for the six months ended June 30, 2021 and 2020, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $5,739 and $2,353 for the three months ended June 30, 2021 and 2020, respectively, and $8,175 and $4,726 for the six months ended June 30, 2021 and 2020, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
Notes receivable include amounts held by UHF and Pillar (See Note 8 – Notes Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $5,062 and $5,129 for the three months ended June 30, 2021 and 2020, respectively, and $9,831 and $9,755 for the six months ended June 30, 2021 and 2020, respectively.
Interest expense on notes payable to Pillar was $1,373 and $1,543 for the three months ended June 30, 2021 and 2020, respectively, and $2,768 and $3,458 for the six months ended June 30, 2021 and 2020, respectively.
Receivable from related party represents the amount outstanding from Pillar for loans and unreimbursed fees, expenses and costs as provided above.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI and 81.1% in IOR during the three and six months ended June 30, 2021 and 2020.
14. Deferred Income
In previous years, we sold properties to related parties at a gain and therefore the sales criteria for the full accrual method was not met, and as such we deferred the gain recognition and accounted for the sales by applying the finance, deposit, installment or cost recovery methods, as appropriate. The gain on these transactions is deferred until the properties are sold to a non-related third party.
On January 29, 2021, UHF sold El Dorado, a 208 unit multifamily property in McKinney, Texas; Limestone Ranch, a 252 unit multifamily property in Lewisville, Texas; and Marquis, a 276 unit multifamily property in Lewisville, Texas to a non-related third party. As a result, we recognized a gain on sale of $10,026 during the six months ended June 30, 2021 that had previously been deferred.
As of June 30, 2021 and December 31, 2020, we had deferred gain of $9,791 and $19,821, respectively.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with TCI and IOR. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current	$(1,841)	$49	$(1,801)	$296
Deferred	—	—	—	—
	$(1,841)	$49	$(1,801)	$296
16. Commitments and Contingencies
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

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
We were a defendant in litigation with David Clapper and related entities (collectively, "Clapper”) regarding a multifamily property transaction that occurred in 1988. In March 2016, the court ruled in favor of Clapper and awarded them approximately $59,000. We appealed the ruling, and the appellate court remanded the case to trial, which occurred in May 2021. As a result, the Court vacated the prior award and determined that Clapper would take nothing.
In February 2019, a lawsuit was brought by Paul Berger (“Berger”) against us and others that alleges that TCI completed improper sales and/or transfers of property with IOR. Berger requests that TCI pay off various related party loans to IOR and that IOR then distribute the funds to its shareholders. We intend to vigorously defend against the allegations. The trial for this matter is set for November 2022.
On July 13, 2021, we received the arbitration verdict in connection with our dispute on the measurement of the Earn Out Obligation (See Note 9 – Investment in Unconsolidated Joint Ventures), which determined that our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation.
17 Subsequent Events
On July 13, 2021, we received the arbitration verdict (See Note 16 – Commitments and Contingencies), which determined that our position and claims were declined, and the position of Macquarie was fully accepted.
The date to which events occurring after June 30, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is August 11, 2021, which is the date on which the consolidated financial statements were available to be issued.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the six months ended June 30, 2021 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We believe this decline to be temporary and do not expect a significant decrease in rental revenue.
We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The pandemic continues to have an impact on the U.S. economy and on the local markets in which our properties are located. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders.
Management's Overview
We are an externally advised and managed real estate investment company that owns a diverse portfolio of income-producing properties and land held for development throughout the Southern United States. Our portfolio of income-producing properties includes residential apartment communities ("multifamily properties"), office buildings and retail properties ("commercial properties"). Our investment strategy includes acquiring existing income-producing properties as well as developing new properties on land already owned or acquired for a specific development project.
Our operations are managed by Pillar Income Asset Management, Inc. (“Pillar”) in accordance with an Advisory Agreement. Pillar’s duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities. Pillar also arranges our debt and equity financing with third party lenders and investors. We have no employees. Employees of Pillar render services to us in accordance with the terms of the Advisory Agreement. Pillar is considered to be a related party due to its common ownership with Realty Advisors, Inc. (“RAI”), who is our controlling shareholder.
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
•On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2.6 million resulting in gain on sale of $1.4 million. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
•During the six months ended June 30, 2021, we sold a total of 51.2 acres of land from our holdings in Windmill Farms for $15.3 million, in aggregate, resulting in gains on sale of $6.3 million. In addition, we sold 11.1 acres of land from our holdings in Mercer Crossing for $6.9 million, resulting in a gain on sale of $4.9 million.
•During the three and six months ended June 30, 2021, recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with the our investment in VAA (See Note 16 – Commitments and Contingencies of our consolidated financial statements).

Financing Activities
•On November 30, 2020, issued $19.7 million in additional Series A bonds (See Note 11 of our consolidated financial statements) for $18.8 million in net proceeds. We used the proceeds to fund our bond payments that were due on January 30, 2021.
•On December 3, 2020, we extended our $14.7 million loan from HSW Partners to June 17, 2021.
•On March 2, 2021, we extended our $1.2 million loan on Parc at Athens to August 28, 2022.
•On March 4, 2021, we extended the maturity of our $8.8 million loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
Development Activities
During the year ended December 31, 2020, we completed the construction of Parc at Denham Springs Phase II and Sugar Mill Phase III for a total cost of $17.2 million and $14.2 million, respectively.
Our current developments projects at June 30, 2021, are as follow: (dollars in thousands)

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Parc at Athens	Athens, AL	232	$2,422	$34,800
Heritage McKinney	McKinney, TX	170	3,173	24,650
		402	$5,595	$59,450
(1) Costs include land and construction hard costs, construction soft costs and loan borrowing costs.
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
For purposes of the discussion below, we define "Same Properties" as those properties that are substantially leased-up and in operation for the entirety of both periods of the comparison. Non-Same Properties for comparison purposes include those properties that have been recently constructed or leased-up (“Lease-up Properties”) and properties that have been disposed of ("Disposition Properties"). A developed property is considered leased-up, when it achieves occupancy of 80% or more. We move a property in and out of Same Properties based on whether the property is substantially leased-up and in operation for the entirety of both periods of the comparison. Accordingly, the Same Properties consist of all properties, excluding the Lease-up Properties and the Disposition Properties for the periods of comparison.
For the comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are Bridge View Plaza, Farnham Park, Villager and Overlook at Allensville Phase II.

The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Variance	2021	2020	Variance
Multifamily Segment
Revenue	$3,529	$3,702	$(173)	$7,365	$7,258	$107
Operating expenses	(2,111)	(2,108)	(3)	(4,234)	(4,053)	(181)
	1,418	1,594	(176)	3,131	3,205	(74)
Commercial Segment
Revenue	6,665	7,863	(1,198)	13,190	15,749	(2,559)
Operating expenses	(2,947)	(3,702)	755	(6,656)	(8,066)	1,410
	3,718	4,161	(443)	6,534	7,683	(1,149)
Segment profit	5,136	5,755	(619)	9,665	10,888	(1,223)
Other non-segment items of income (expense)
Depreciation and amortization	(3,211)	(3,418)	207	(6,538)	(6,812)	274
General, administrative and advisory	(11,605)	(4,022)	(7,583)	(17,276)	(10,687)	(6,589)
Interest, net	(2,065)	(3,787)	1,722	(4,159)	(7,635)	3,476
(Loss) gain on foreign currency transactions	(4,793)	(5,599)	806	2,824	2,244	580
(Loss) gain sale or write down of assets	(24,445)	5,339	(29,784)	(7,047)	9,477	(16,524)
Income (loss) from joint ventures	4,572	(719)	5,291	7,908	(979)	8,887
Other income	2,750	3,127	(377)	4,177	4,568	(391)
Net (loss) income	$(33,661)	$(3,324)	$(30,337)	$(10,446)	$1,064	$(11,510)
Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020:
Our $30.3 million increase in net loss during the three months ended June 30, 2021 is primarily attributed to the following:
•The $29.8 million change in (loss) gain on sale or write down of assets is primarily due to the $29.6 million charge from the remeasurement of the Earn Out Obligation (See "Acquisitions and Dispositions" in Management's Overview).
•The $7.6 million increase in general, administrative and advisory expenses is primarily due to a an increase in advisory fees and legal fees..
•The $5.3 million increase in income from joint ventures is due to the increase in occupancy of the various lease-up properties at VAA.
Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020:
Our $11.5 million decrease in net income during the six months ended June 30, 2021 is primarily attributed to the following:
•The $16.5 million change in (loss) gain on sale or write down of assets is due to the $29.6 million charge from the remeasurements of Earn Out Obligation (See "Acquisitions and Dispositions" in Management's Overview) offset in part by the $11.4 million gain on sale of multifamily properties in 2021 and a $1.6 million increase in gain on sales of land. The gain on sale of multifamily properties is due to the $1.4 million gain sale of Overlook at Allensville Phase II (See "Acquisitions and Dispositions" in Management's Overview) and a $10.0 million gain on sale of properties that had previously been deferred (See Note 7 - Real Estate Activity of our consolidated financial statements).
•The $9.0 million increase in income from joint ventures is due to the increase in occupancy of various lease-up properties at VAA.
•The $7.6 million increase in general, administrative and advisory expenses is primarily due to an increase in advisory fees and legal fees.

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
We anticipate that our cash and cash equivalents as of June 30, 2021, along with cash that will be generated in the remainder of 2021 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intend to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Incr /(Decr)
Net cash used in operating activities	$(88)	$(12,223)	$12,135
Net cash provided by investing activities	$29,529	$8,728	$20,801
Net cash used in financing activities	$(48,453)	$(7,241)	$(41,212)
The decrease in cash used in operating activities is primarily due to the $18.6 million decrease in related party receivables, offset in part by a decrease in accrued interest.
The increase in cash provided by investing activities is primarily due to a $12.2 million increase in proceeds from sale of assets, a $4.3 million increase in collection of notes receivable, and a $3.6 million increase in distributions from VAA. The increase in cash proceeds on sale of assets is due to an increase in the sale of land at Windmill Farms and Mercer Crossing in 2021.
The increase in cash used in financing activities is primarily due to $24.6 million decrease in proceeds from mortgages, notes and bonds payable and a $16.6 million increase in payments of mortgages, notes and bonds payable. The increase in payments of mortgages, notes and bonds payable is due to the $10.0 million prepayment of the Series C bonds in June 2021.
Funds From Operations ("FFO")
We use FFO in addition to net income to report our operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. We also present FFO excluding the impact of the effects of foreign currency transactions.

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
The following table reconciles our net (loss) income attributable to the Company to FFO and FFO-basic and diluted, excluding gain from foreign currency transactions for the three and six months ended June 30, 2021 and 2020 (dollars and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to the Company	$(27,328)	$(2,306)	$(9,260)	$640
Depreciation and amortization	3,211	3,418	6,538	6,812
Loss (gain) on sale or write down of assets	24,445	(5,339)	7,047	(9,477)
Gain on sale of land	5,154	5,339	11,111	9,477
Depreciation and amortization on unconsolidated joint ventures at pro rata share	3,439	3,430	7,016	6,913
FFO-Basic and Diluted	8,921	4,542	22,452	14,365
Loss (gain) on foreign currency transactions	4,793	5,599	(2,824)	(2,244)
FFO-adjusted	$13,714	$10,141	$19,628	$12,121
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
We were a defendant in litigation with David Clapper and related entities (collectively, "Clapper”) regarding a multifamily property transaction that occurred in 1988. In March 2016, the court ruled in favor of Clapper and awarded them approximately $59.0 million. We appealed the ruling, and the appellate court remanded the case to trial, which occurred in May 2021. As a result, the Court vacated the prior award and determined that Clapper would take nothing.
In February 2019, a lawsuit was brought by Paul Berger (“Berger”) against us and others that alleges that TCI completed improper sales and/or transfers of property with Income Opportunity Realty Investors, Inc. ("IOR"). Berger requests that we pay off various related party loans to IOR and that IOR then distribute the funds to its shareholders. TCI intend to vigorously defend against the allegations. The trial for this matter is set for November 2022.
On July 13, 2021, we received the arbitration verdict in connection with our dispute on the measurement of the Earn Out Obligation (See Note 9 – Investment in Unconsolidated Joint Ventures of our consolidated financial statements), which determined that our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39.6 million to Macquarie to satisfy the Earn Out Obligation.
ITEM 1A    RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2020 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2020 10-K.
Risks Related to COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the six months ended June 30, 2021 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the six months ended June 30, 2021. As of June 30, 2021, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
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

AMERICAN REALTY INVESTORS, INC.

Date: August 11, 2021	By:	/s/ Erik L. Johnson
Erik L. Johnson Executive Vice President and Chief Financial Officer (Principal Executive and Financial Officer)