Form 10-Q
period 2021-09-30
AMERICAN REALTY INVESTORS INC
filed 2021-11-10
CIK 1102238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November 10, 2021, there were 16,152,043 shares of common stock outstanding.

AMERICAN REALTY INVESTORS, INC.
FORM 10-Q

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and par value amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Real estate, net	$300,015	$377,383
Notes receivable (including $75,871 and $70,375 at September 30, 2021 and December 31, 2020, respectively, from related parties)	140,774	130,626
Cash and cash equivalents	63,873	36,814
Restricted cash	20,090	50,206
Investment in unconsolidated joint ventures	58,438	60,425
Receivable from related parties	103,384	129,335
Other assets	86,089	80,975
Total assets	$772,663	$865,764
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$185,004	$242,711
Bonds payable	184,198	237,888
Accounts payable and other liabilities (including $892 and $928 at September 30, 2021 and December 31, 2020, respectively, to related parties)	45,169	27,299
Accrued interest payable	3,478	7,639
Deferred revenue	9,791	19,821
Total liabilities	427,640	535,358
Equity
Shareholders' Equity:
Preferred stock, Series A, $2.00 par value, 15,000,000 shares authorized, 1,800,614 shares issued and outstanding	1,801	1,801
Common stock, $0.01 par value, 100,000,000 shares authorized; 16,152,043 and 16,209,228 shares issued at September 30, 2021 and December 31, 2020, respectively; and 16,152,043 shares outstanding	162	162
Treasury stock, 57,185 at December 31, 2020	—	(2)
Paid-in capital	62,090	62,092
Retained earnings	182,889	172,738
Total shareholders' equity	246,942	236,791
Noncontrolling interests	98,081	93,615
Total equity	345,023	330,406
Total liabilities and equity	$772,663	$865,764
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenues (including $312 and $262 for the three months ended September 30, 2021 and 2020, respectively, and $867 and $808 for nine months ended September 30, 2021 and 2020, respectively, from related parties)	$9,628	$11,454	$30,183	$34,461
Other income	866	483	3,242	5,347
Total revenue	10,494	11,937	33,425	39,808
Expenses:
Property operating expenses (including $178 and $254 for the three months ended September 30, 2021 and 2020, respectively, and $755 and $750 for nine months ended September 30, 2021 and 2020, respectively, from related parties)	5,610	6,388	16,500	18,507
Depreciation and amortization	2,935	3,526	9,473	10,338
General and administrative (including $1,017 and $1,094 for the three months ended September 30, 2021 and 2020, respectively, and $3,434 and $2,991 for nine months ended September 30, 2021 and 2020, respectively, from related parties)	3,698	1,997	12,799	7,958
Advisory fee to related party	3,419	2,329	11,594	7,055
Total operating expenses	15,662	14,240	50,366	43,858
Net operating loss	(5,168)	(2,303)	(16,941)	(4,050)
Interest income (including $5,053 and $4,812 for the three months ended September 30, 2021 and 2020, respectively, and $15,139 and $14,613 for the nine months ended September 30, 2021 and 2020, respectively, from related parties)	6,128	5,421	17,388	16,459
Interest expense (including $1,431 and $1,583 for the three months ended September 30, 2021 and 2020, respectively, and $4,199 and $5,040 for the nine months ended September 30, 2021 and 2020, respectively, from related parties)	(7,057)	(7,622)	(22,476)	(26,295)
(Loss) gain on foreign currency transactions	(1,639)	(1,470)	1,185	774
Loss on extinguishment of debt	(1,451)	—	(1,451)	—
Equity in income (loss) from unconsolidated joint ventures	3,543	337	11,451	(642)
Gain on sale or write-down of assets, net	31,312	15,325	24,265	24,802
Income tax provision	(605)	(50)	1,196	(346)
Net income	25,063	9,638	14,617	10,702
Net income attributable to noncontrolling interests	(5,652)	(1,651)	(4,466)	(2,075)
Net income attributable to the Company	$19,411	$7,987	$10,151	$8,627
Earnings per share - basic
Basic and diluted	$1.20	$0.50	$0.63	$0.54
Weighted average common shares used in computing earnings per share
Basic and diluted	16,152,043	15,997,076	16,152,043	15,997,076
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Retained Earnings	Total Shareholders' Equity	Noncontrolling Interest	Total Equity

Three Months Ended September 30, 2021
Balance, July 1, 2021	$1,801	$162	$—	$62,090	$163,478	$227,531	$92,429	$319,960
Net income	—	—	—	—	19,411	19,411	5,652	25,063
Balance, September 30, 2021	$1,801	$162	$—	$62,090	$182,889	$246,942	$98,081	$345,023
Three Months Ended September 30, 2020
Balance, July 1, 2020	$3,601	$164	$(6,395)	$78,421	$164,348	$240,139	$57,441	$297,580
Net income	—	—	—	—	7,987	7,987	1,651	9,638
Balance, September 30, 2020	$3,601	$164	$(6,395)	$78,421	$172,335	$248,126	$59,092	$307,218
Nine Months Ended September 30, 2021
Balance, January 1, 2021	$1,801	$162	(2)	62,092	172,738	$236,791	$93,615	$330,406
Cancellation of treasury shares	—	—	2	(2)	—	—	—	—
Net income	—	—	—	—	10,151	10,151	4,466	14,617
Balance, September 30, 2021	$1,801	$162	$—	$62,090	$182,889	$246,942	$98,081	$345,023
Nine Months Ended September 30, 2020
Balance, January 1, 2020	$3,601	$164	$(6,395)	$78,421	$163,708	$239,499	$57,017	$296,516
Net income	—	—	—	—	8,627	8,627	2,075	10,702
Balance, September 30, 2020	$3,601	$164	$(6,395)	$78,421	$172,335	$248,126	$59,092	$307,218

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flow From Operating Activities:
Net income	$14,617	$10,702
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale or write down of assets	(24,265)	(24,802)
Gain on foreign currency transactions	(1,185)	(774)
Loss on extinguishment of debt	1,451	—
Depreciation and amortization	11,699	13,023
Recovery of bad debts	(1,326)	(542)
Equity in (income) loss from unconsolidated joint ventures	(11,451)	642
Distribution of income from unconsolidated joint ventures	3,157	1,729
Changes in assets and liabilities, net of dispositions:
Other assets	(9,167)	(13,322)
Related party receivables	15,461	(93)
Accrued interest payable	(4,801)	(3,895)
Accounts payable and other liabilities	(1,913)	(52)
Net cash used in operating activities	(7,723)	(17,384)
Cash Flow From Investing Activities:
Collection of notes receivable	9,319	7,283
Originations and advances on notes receivable	(3,882)	(15,718)
Acquisition of real estate	—	(2,664)
Development and renovation of real estate	(8,770)	(12,488)
Deferred leasing costs	(877)	(96)
Proceeds from sale of assets	103,727	31,768
Contribution to unconsolidated joint venture	(411)	—
Distribution from unconsolidated joint venture	7,430	8,140
Net cash provided by investing activities	106,536	16,225
Cash Flow From Financing Activities:
Proceeds from mortgages, other notes and bonds payable	20,015	10,234
Payments on mortgages, other notes and bonds payable	(117,193)	(31,316)
Debt extinguishment costs	(4,086)	—
Deferred financing costs	(606)	(54)
Net cash used in financing activities	(101,870)	(21,136)
Net decrease in cash, cash equivalents and restricted cash	(3,057)	(22,295)
Cash, cash equivalents and restricted cash, beginning of period	87,020	83,311
Cash, cash equivalents and restricted cash, end of period	$83,963	$61,016
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

1.    Organization
As used herein, the terms “the Company”, “we”, “our” or “us” refer to American Realty Investors, Inc., a Nevada corporation, which was formed in 1999. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol (“ARL”) and over 90% of our stock is owned by related party entities.
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
We own approximately 78.4% of Transcontinental Realty Investors, Inc. ("TCI") and substantially all of our operations are conducted through TCI, whose common stock is traded on the NYSE under the symbol “TCI”. Accordingly, we include TCI’s financial results in our consolidated financial statements. Substantially all of TCI's assets are held by its wholly-owned subsidiary, Southern Properties Capital Ltd. (“SPC”), which was formed for the purpose of raising funds by issuing non-convertible bonds that are listed on the Tel-Aviv Stock Exchange ("TASE").
At September 30, 2021, our portfolio of properties consisted of:
●     Five commercial properties, consisting of four office buildings and one retail property, comprising in aggregate of approximately 1,063,512 square feet;
●    Nine multifamily properties, owned directly by us, comprising of 1,492 units;
●    Approximately 1,827 acres of developed and undeveloped land; and
●    Fifty-two multifamily properties, totaling 10,032 units, owned through our 50% investment in VAA.
Our day-to-day operations are managed by Pillar Income Asset Management, Inc. (“Pillar”). Their duties include, but are not limited to, locating, evaluating and recommending real estate and real estate-related investment opportunities, arranging debt and equity financing with third party lenders and investors, and providing various administrative services. Our commercial properties are managed by Regis Realty Prime, LLC (“Regis”). Regis provides leasing, construction management and brokerage services. Our multifamily properties are managed by outside management companies. Pillar and Regis are considered to be related parties (See Note 12 – Related Party Transactions).
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
The consolidated balance sheet at December 31, 2020 was derived from the audited consolidated financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain 2020 consolidated financial statement amounts have been reclassified to conform to the current presentation.

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
On April 10, 2020, the FASB issued a Staff Q&A (“Q&A”) related to the application of the lease guidance in ASC 842 for the accounting impact of lease concessions related to the COVID-19 pandemic. The Q&A allows an entity to make an election to account for lease concessions related to the effects of the COVID-19 as though enforceable rights and obligations for those concessions existed. As a result of this election, an entity will not have to analyze each lease to determine whether enforceable rights and obligations for concessions exist in the lease and can elect to apply or not apply the lease modification guidance in ASC 842, as long as the concessions do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Our adoption of the guidance of the Q&A did not have a significant impact on our consolidated financial statements during the three and nine months ended September 30, 2021 and 2020.
3.    Earnings Per Share
Earnings Per Share (“EPS”) is computed by dividing net income available to common shares, adjusted for preferred dividends, by the weighted-average number of common shares outstanding during the period. Shares issued during the period are weighted for the portion of the period that they were outstanding.
The following table details our basic and diluted earnings per common share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$25,063	$9,638	$14,617	$10,702
Net income attributable to noncontrolling interests	(5,652)	(1,651)	(4,466)	(2,075)
Net income attributable to common shares	$19,411	$7,987	$10,151	$8,627

Weighted-average common shares outstanding — basic and diluted	16,152,043	15,997,076	16,152,043	15,997,076

EPS - attributable to common shares — basic and diluted	$1.20	$0.50	$0.63	$0.54

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
4.    Supplemental Cash Flow Information
The following presents the schedule of interest paid and other supplemental cash flow information:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$26,307	$25,351
Cash - beginning of period
Cash and cash equivalents	$36,814	$51,228
Restricted cash	50,206	32,083
	$87,020	$83,311
Cash - end of period
Cash and cash equivalents	$63,873	$32,986
Restricted cash	20,090	28,030
	$83,963	$61,016
Proceeds from mortgages, notes and bonds payable
Proceeds from mortgages and notes payable	$20,015	$10,234
Proceeds from bonds	—	—
	$20,015	$10,234
Payments on mortgages, notes and bonds payable
Payments on mortgages and notes payable	$63,535	$9,592
Payments on bonds payable	53,658	21,724
	$117,193	$31,316
The following is a schedule of noncash investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
Assets contributed to joint venture	$18,608	$—
Liabilities assumed by joint venture	$15,606	$—
Notes receivable received in exchange for related party receivable	$9,259	$—
Distribution from joint venture applied to Earn Out Obligation	$5,441	$—
Property acquired in exchange for note payable	$—	$3,350
Note receivable issued in exchange for property	$—	$1,761
Debt assumed in sale of property	$—	$8,238
5.    Operating Segments
Our segments are based on the internal reporting that we review for operational decision-making purposes. We operate in two reportable segments: (i) the acquisition, development, ownership and management of multifamily properties and (ii) the acquisition, ownership and management of commercial properties. The services for our multifamily segment include rental of apartments and other tenant services, including parking and storage space rental. Asset information by segment is not reported because we do not use this measure to assess performance or make decisions to allocate resources. Therefore, depreciation and amortization expense is not allocated among segments. General and administrative expenses, advisory fees, interest income and interest expense are not included in segment profit as our internal reporting addresses these items on a corporate level.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
The following table presents our reportable segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Multifamily Segment
Revenues	$3,703	$3,685	$11,068	$10,943
Operating expenses	(2,072)	(2,413)	(6,306)	(6,466)
Profit from segment	1,631	1,272	4,762	4,477
Commercial Segment
Revenues	5,925	7,769	19,115	23,518
Operating expenses	(3,538)	(3,975)	(10,194)	(12,041)
Profit from segment	2,387	3,794	8,921	11,477
Total profit from segments	$4,018	$5,066	$13,683	$15,954
The table below reflects the reconciliation of total profit from segments to net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total profit from segments	$4,018	$5,066	$13,683	$15,954
Other non-segment items of income (expense)
Depreciation	(2,935)	(3,526)	(9,473)	(10,338)
General and administrative	(3,698)	(1,997)	(12,799)	(7,958)
Advisory fee to related party	(3,419)	(2,329)	(11,594)	(7,055)
Other income	6,128	5,421	3,242	5,347
Interest income	866	483	17,388	16,459
Interest expense	(7,057)	(7,622)	(22,476)	(26,295)
(Loss) gain on foreign currency transaction	(1,639)	(1,470)	1,185	774
Loss on extinguishment of debt	(1,451)	—	(1,451)	—
Income (losses) from unconsolidated joint ventures	3,543	337	11,451	(642)
Gain on sales or write-down of assets	31,312	15,325	24,265	24,802
Income tax provision	(605)	(50)	1,196	(346)
Net income	$25,063	$9,638	$14,617	$10,702

6.    Lease Revenue
We lease our multifamily properties and commercial properties under agreements that are classified as operating leases. Our multifamily property leases generally includes minimum rents and charges for ancillary services. Our commercial property leases generally included minimum rents and recoveries for property taxes and common area maintenance. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
The following table summarizes the components of our rental revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed component	$9,124	$11,107	$28,287	$33,111
Variable component	504	347	1,896	1,350
	$9,628	$11,454	$30,183	$34,461
The following table summarizes the future rental payments that are payable to us from non-cancelable leases. The table excludes multifamily leases, which typically have a term of one-year or less:

2021	$3,794
2022	13,431
2023	9,188
2024	5,674
2025	5,261
Thereafter	26,499
$63,847
7.    Real Estate Activity
Below is a summary of our real estate as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Land	$42,625	$50,759
Building and improvements	225,375	297,644
Tenant improvements	21,364	30,935
Construction in progress	71,044	77,891
Total cost	360,408	457,229
Less accumulated deprecation	(60,725)	(82,418)
Total real estate, net	299,683	374,811
Property held for sale	332	2,572
Total real estate	$300,015	$377,383
The gain on sale or write-down of assets, net for the three and nine months ended September 30, 2021 and 2020 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Land(1)	$4,042	$5,774	$15,153	$15,248
Multifamily Properties(2)	—	3,704	11,441	3,704
Commercial Properties(3)	27,270	4,609	27,270	4,609
Other(4)	—	1,238	(29,599)	1,241
	$31,312	$15,325	$24,265	$24,802

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
(3)On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74,750, resulting in gain on sale of $27,270. We used the proceeds to pay down the mortgage note payable on the property (See 10 - Mortgages and Other Notes Payable) and for general corporate purposes. On May 1, 2020, we sold Villager Apartments, a 33 unit multifamily property in Pensacola, Florida for $2,426, resulting in a gain on sale of $898. The sales price was funded by the issuance of a $1,761 note receivable and the assumption of a $665 mortgage note payable on the property. On July 16, 2020, we sold Farnham Park Apartments, 144 unit multifamily property in Port Arthur, Texas for $13,300, resulting in a gain on the sale of $2,684. The sales price was funded by cash payment of $4,215 and the assumption of the $9,085 mortgage note payable on the property.
(4)Includes a $29,600 loss on the remeasurement of the Earn Out Obligation in connection with our investment in VAA (See Note 9 - Investment in Unconsolidated Joint Ventures).

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
8.    Notes Receivable
The following table summarizes our notes receivable as of September 30, 2021 and December 31, 2020:

	Carrying value
Property/Borrower	September 30, 2021	December 31, 2020	Interest Rate	Maturity Date
ABC Land and Development, Inc.	$4,408	$4,408	9.50%	6/30/26
ABC Paradise, LLC	1,210	1,210	9.50%	6/30/26
Autumn Breeze(1)	2,344	1,867	5.00%	7/1/22
Bellwether Ridge(1)	3,950	3,858	5.00%	11/1/26
Forest Pines(1)	2,872	2,869	5.00%	11/1/22
Lake Wales	3,000	3,000	9.50%	6/30/26
Legacy Pleasant Grove	496	496	12.00%	10/23/22
McKinney Ranch	4,554	4,554	6.00%	9/15/22
One Realco Land Holding, Inc.	1,728	1,728	9.50%	6/30/26
Parc at Ingleside(1)	3,122	2,523	5.00%	11/1/26
Parc at Opelika(1)	2,098	—	10.00%	1/13/23
Parc at Windmill Farms(1)	7,830	7,803	5.00%	11/1/22
Phillips Foundation for Better Living, Inc.(2)	—	61	12.00%	3/31/23
Phillips Foundation for Better Living, Inc.(2)	813	—	12.00%	3/31/24
Plum Tree(1)	1,353	857	5.00%	4/26/26
Riverview on the Park Land, LLC	1,045	1,045	9.50%	6/30/26
RNC Portfolio, Inc.	8,853	8,853	5.00%	9/1/24
Spartan Land	5,907	5,907	12.00%	1/16/23
Spyglass of Ennis(1)	5,363	5,360	5.00%	11/1/22
Steeple Crest(1)	6,498	6,498	5.00%	8/1/26
Unified Housing Foundation, Inc. (2)(3)	2,881	2,880	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	212	212	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	6,831	6,831	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	10,401	10,896	12.00%	6/30/23
Unified Housing Foundation, Inc. (2)(3)	10,096	10,096	12.00%	3/31/22
Unified Housing Foundation, Inc. (2)(3)	6,990	6,990	12.00%	3/31/23
Unified Housing Foundation, Inc. (2)(3)	3,615	3,615	12.00%	5/31/23
Unified Housing Foundation, Inc. (2)(3)	24,054	26,209	12.00%	12/31/32
Unified Housing Foundation, Inc. (2)(3)	6,521	—	12.00%	3/31/24
Unified Housing Foundation, Inc.(2)(3)	1,549	—	12.00%	4/30/24
Unified Housing Foundation, Inc.(2)(3)	180	—	12.00%	6/30/24
	$140,774	$130,626
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
Upon receipt of funds, both parties transferred their respective ownership interests in the multifamily properties to VAA in exchange for a 50% voting interest and a 49% profit participation interest ("Class A interest") in VAA and note payable (“Mezzanine Loan”) in accordance with the terms of a contribution agreement (the “Contribution”). Upon completion of the Contribution, VAA owned and controlled 51 multifamily properties. VAA assumed all liabilities of those properties, including mortgage debt insured by the Department of Housing and Urban Development (“HUD”).
Concurrent with the formation of the joint venture, VAA issued a Class B interest with a 2% profits participation interest and no voting rights to Daniel J. Moos, our former President and Chief Executive Officer (“Class B Member”). The Class B Member serves as the manager of VAA.
Interest on the Mezzanine loan is limited to cash generated from the properties and matures concurrently with the termination of VAA. Accordingly, we account for our interest in the Mezzanine Loan as an addition to our equity interest in VAA and include interest income on the Mezzanine loan in income from unconsolidated joint ventures.
On March 30, 2021, we sold a 50% ownership interest in Overlook at Allensville Phase II, a 144 unit multifamily property in Sevierville, Tennessee to Macquarie for $2,551, resulting in gain on sale of $1,417. Concurrent with the sale, we each contributed our 50% ownership interests in Overlook at Allensville Phase II into VAA.
On July 13, 2021, we received the arbitration result of a dispute regarding the measurement of the Earn Out Obligation. Our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39,600 to Macquarie to satisfy the Earn Out Obligation, and therefore, recorded a charge of $29,600 during the nine months ended September 30, 2021 (See Note 7 – Real Estate Activity).
In accordance with the the joint venture operating agreement, the Earn Out Obligation will be paid from our share of future distributions from VAA, which generally occur each six months. During the three months ended September 30, 2021, our $5,441 distribution from VAA was paid directly to Macquarie as a reduction of the Earn Out Obligation.
We also own a 20% ownership interest in a 20% interest in Gruppa Florentina, LLC ("Milano"), which operates several pizza parlors in Central and Northern California. Milano also has 23 franchised locations, including two operating, under the trade name Angelo & Vito’s Pizzerias.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
The following is a summary of our investment in unconsolidated joint ventures:

	September 30, 2021	December 31, 2020
Assets (1)
Real estate	$1,227,945	$1,230,197
Other assets	114,626	113,537
Total assets	$1,342,571	$1,343,734
Liabilities and Partners' Capital (1)
Mortgage notes payable	$870,000	$843,522
Mezzanine notes payable	242,942	239,878
Other liabilities	37,992	45,619
Our share of partners' capital	81,676	93,334
Outside partner's capital	109,961	121,381
Total liabilities and partners' capital	$1,342,571	$1,343,734
Investment in unconsolidated joint ventures
Our share of partners' capital	$81,676	$93,334
Our share of Mezzanine note payable	121,471	119,939
Basis adjustment (2)	(144,709)	(152,848)
Total investment in unconsolidated joint ventures	$58,438	$60,425
(1)    These amounts include the assets of VAA of $1,277,069 and $1,279,197 at September 30, 2021 and December 31, 2020, respectively, and liabilities of VAA of $1,128,268 and $1,106,231 at September 30, 2021 and December 31, 2020, respectively.
(2)     We amortize the difference between the cost of our investments in unconsolidated joint ventures and the book value of our underlying equity into income on a straight-line basis consistent with the lives of the underlying assets.
The following is a summary of income (loss) from our investments in unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue (1)
Rental revenue	$33,563	$29,999	$96,670	$86,841
Other revenue	17,080	15,182	50,131	44,018
Total revenue	50,643	45,181	146,801	130,859
Expenses (2)
Operating expenses	32,052	29,629	91,305	84,310
Depreciation and amortization	8,194	8,190	24,393	24,312
Other income	—	—	(2,356)	—
Interest	13,906	12,574	41,971	42,093
Total expenses	54,152	50,393	155,313	150,715
Net loss	$(3,509)	$(5,212)	$(8,512)	$(19,856)
Our equity in the income (loss) in unconsolidated joint ventures	$3,543	$337	$11,451	$(642)
(1)    These amounts include revenue of VAA of $35,572 and $31,591 during the three months ended September 30, 2021 and 2020, respectively, and $102,403 and $90,875 during the nine months ended September 30, 2021 and 2020, respectively.
(2)    These amounts include expenses of VAA of $39,880 and $37,287 during the three months ended September 30, 2021 and 2020, respectively, and $113,885 and $112,333 during the nine months ended September 30, 2021 and 2020, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
10.    Mortgages and Other Notes Payable
The following table summarizes our mortgages and other notes payable as of September 30, 2021 and December 31, 2020:

	Carrying value
Property / Entity	September 30, 2021	December 31, 2020	Effective Interest Rate	Maturity Date
600 Las Colinas(1)	$—	$35,589	5.30%	11/1/2023
770 South Post Oak	11,709	11,871	4.40%	6/1/2025
Parc at Athens(2)	1,155	1,155	5.90%	8/28/2022
Chelsea	8,077	8,194	3.40%	12/1/2050
EQK Portage - Land	3,350	3,350	10.00%	11/13/2024
HSW Partners	—	17,790	9.50%	6/17/2021
Forest Grove(3)	7,295	7,333	3.75%	5/5/2024
Landing Bayou	14,467	14,643	3.50%	9/1/2053
Legacy at Pleasant Grove	13,428	13,653	3.60%	4/1/2048
McKinney 36 Land	705	820	8.00%	6/30/2022
New Concept Energy	3,542	3,542	6.00%	9/30/2022
Overlook at Allensville Phase II(4)	—	15,621	3.80%	5/1/2059
Parc at Denham Springs Phase II	16,004	16,128	4.10%	2/1/2060
RCM HC Enterprises(5)	5,086	—	9.50%	12/17/2026
Stanford Center	39,044	39,093	6.00%	2/26/2022
Sugar Mill Phase III	9,237	9,298	4.50%	2/1/2060
Toulon	13,786	13,975	3.20%	12/1/2051
Villas at Bon Secour(6)	19,495	10,280	4.00%	8/25/2028
Vista Ridge	9,868	9,979	4.00%	8/1/2053
Windmill Farms(7)	8,756	10,397	6.00%	2/28/2023
	$185,004	$242,711
(1)    On August 26, 2021, we paid off the loan in connection with the sale of the underlying property (See 7 - Real Estate Activity).
(2)     On March 2, 2021, the loan was extended to August 28, 2022.
(3)    The loan bears interest at prime rate plus 0.5%.
(4)    On March 30, 2021, the loan was assumed by VAA in connection with our contribution of the underlying property to the joint venture (See Note 9 – Investment in Unconsolidated Joint Ventures).
(5)    On June 4, 2021, the lender assumed the remaining $1,986 balance from our loan from HSW Partners and extended the maturity to December 17, 2026.
(6)    On August 25, 2021, we replaced the existing loan on the property with a new $20,015 loan that bears interest at 3.08% and matures on August 25, 2028.
(7)    On March 4, 2021, the loan was extended to February 28, 2023 at an interest rate of 5%.
Interest payable at September 30, 2021 and December 31, 2020, was $1,328 and $1,212, respectively. We capitalized interest of $3,112 and $267 during the three months ended September 30, 2021 and 2020, respectively, and $7,263 and $852 during the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, we were in compliance with all of our loan covenants except for the minimum debt service coverage ratio (“DSCR”) for the loan on 770 South Post Oak. As a result, the lender may require us to lock the surplus cash

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)
flow of the property (“Cash Trap”) into a designated deposit account controlled by them, until we are in compliance with the DSCR for a period of two consecutive quarters.
11.    Bonds Payable
We have issued three series of nonconvertible bonds ("Bonds") through SPC, which are traded on the TASE. The Bonds are denominated in New Israeli Shekels ("NIS") and provide for semiannual principal and interest payments through maturity.
In connection with the Bonds, we incurred a (loss) gain on foreign currency transactions of $(1,639) and $(1,470) during the three months ended September 30, 2021 and 2020, respectively, and $1,185 and $774 for the nine months ended September 30, 2021 and 2020, respectively.
The outstanding balance of our Bonds at September 30, 2021 and December 31, 2020 is as follows:

Bond Issuance	September 30, 2021	December 31, 2020	Interest Rate	Maturity
Series A Bonds(1)	$63,147	$95,133	7.30%	7/31/23
Series B Bonds(1)	52,029	65,318	6.80%	7/31/25
Series C Bonds(2)	75,281	85,537	4.65%	1/31/23
	190,457	245,988
Less unamortized deferred issuance costs	(6,259)	(8,100)
	$184,198	$237,888
(1)    The bonds are collateralized by the assets of SPC.
(2)    The bonds are collateralized by a trust deed in Browning Place, a 625,297 square foot office building in Farmers Branch, Texas.
12.    Related Party Transactions
We engage in certain services and business transactions with related parties, including but not limited to, the rent of office space, leasing services, asset management, administrative services, and the acquisition and dispositions of real estate. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis due to the absence of free market forces that naturally exist in business dealings between two or more unrelated entities. Related party transactions may not always be favorable to our business and may include terms, conditions and agreements that are not necessarily beneficial to, or in our best interest.
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
Rental income includes $312 and $262 for the three months ended September 30, 2021 and 2020, respectively, and $867 and $808 for the nine months ended September 30, 2021 and 2020, respectively, for office space leased to Pillar and Regis.
Property operating expense includes $178 and $254 for the three months ended September 30, 2021 and 2020, respectively, and $755 and $750 for the nine months ended September 30, 2021 and 2020, respectively, for management fees on commercial properties payable to Regis.
General and administrative expense includes $1,017 and $1,094 for the three months ended September 30, 2021 and 2020, respectively, and $3,434 and $2,991 for the nine months ended September 30, 2021 and 2020, respectively, for employee compensation and other reimbursable costs payable to Pillar.
Advisor fees paid to Pillar were $3,419 and $2,329 for the three months ended September 30, 2021 and 2020, respectively, and $11,594 and $7,055 for the nine months ended September 30, 2021 and 2020, respectively.

AMERICAN REALTY INVESTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share and square foot amounts)
(Unaudited)

Notes receivable include amounts held by UHF and Pillar (See Note 8 – Notes Receivable). UHF is deemed to be a related party due to our significant investment in the performance of the collateral secured by the notes receivable. Interest income on these notes was $5,053 and $4,812 for the three months ended September 30, 2021 and 2020, respectively, and $15,139 and $14,613 for the nine months ended September 30, 2021 and 2020, respectively.
Interest expense on notes payable to Pillar was $1,431 and $1,583 for the three months ended September 30, 2021 and 2020, respectively, and $4,199 and $5,040 for the nine months ended September 30, 2021 and 2020, respectively.
Receivable from related party represents the amount outstanding from Pillar for loans and unreimbursed fees, expenses and costs as provided above.
13. Noncontrolling Interests
The noncontrolling interest represents the third party ownership interest in TCI and Income Opportunity Realty Investors, Inc. ("IOR"). We owned 78.4% of TCI and 81.1% in IOR during the three and nine months ended September 30, 2021 and 2020.
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
On January 29, 2021, UHF sold El Dorado, a 208 unit multifamily property in McKinney, Texas; Limestone Ranch, a 252 unit multifamily property in Lewisville, Texas; and Marquis, a 276 unit multifamily property in Lewisville, Texas to a non-related third party. As a result of this sale, we recognized a gain of $10,026 during the nine months ended September 30, 2021 that had previously been deferred.
As of September 30, 2021 and December 31, 2020, we had deferred gain of $9,791 and $19,821, respectively.
15. Income Taxes
We are part of a tax sharing and compensating agreement with respect to federal income taxes with TCI and IOR. In accordance with the agreement, our expense (benefit) in each year is calculated based on the amount of losses absorbed by taxable income multiplied by the maximum statutory tax rate of 21%.
The following table summarizes our income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current	$605	$50	$(1,196)	$346
Deferred	—	—	—	—
	$605	$50	$(1,196)	$346
16. Commitments and Contingencies
We believe that we will generate excess cash from property operations in the next twelve months; such excess, however, might not be sufficient to discharge all of our obligations as they become due. We intend to sell income-producing assets, refinance real estate and obtain additional borrowings primarily secured by real estate to meet our liquidity requirements.
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
17 Subsequent Events
The date to which events occurring after September 30, 2021, the date of the most recent balance sheet, have been evaluated for possible adjustment to the consolidated financial statements or disclosure is November 10, 2021, which is the date on which the consolidated financial statements were available to be issued.

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

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the nine months ended September 30, 2021 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We believe this decline to be temporary and do not expect a significant decrease in rental revenue.
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
•On August 26, 2021, we sold 600 Las Colinas, a 512,173 square foot office building in Irving, Texas for $74.8 million, resulting in gain on sale of $27.3 million. We used the proceeds to pay down the mortgage note payable on the property (See "Financing Activities") and for general corporate purposes.
•During the nine months ended September 30, 2021, we sold a total of 134.7 acres of land from our holdings in Windmill Farms for $19.0 million, in aggregate, resulting in gains on sale of $9.2 million. In addition, we sold 13.2 acres of land from our holdings in Mercer Crossing for $8.4 million, resulting in a gain on sale of $6.0 million.
•During the nine months ended September 30, 2021, we recorded a loss of $29.6 million on the remeasurements of certain assets ("Earn Out Obligation") that were sold in connection with our investment in VAA (See Note 16 – Commitments and Contingencies of our consolidated financial statements).

Financing Activities
•On November 30, 2020, we issued $19.7 million in additional Series A bonds (See Note 11 of our consolidated financial statements) for $18.8 million in net proceeds. We used the proceeds to fund our bond payments that were due on January 30, 2021.
•On December 3, 2020, we extended our $14.7 million loan from HSW Partners to June 17, 2021.
•On March 2, 2021, we extended our $1.2 million loan on Parc at Athens to August 28, 2022.
•On March 4, 2021, we extended the maturity of our $8.8 million loan on Windmill Farms until February 28, 2023 at a reduced interest rate of 5%.
•On August 25, 2021, we replaced the existing loan on Villas at Bon Secour with a new $20.0 million loan that bears interest at 3.08% and matures on August 25, 2028.
•On August 26, 2021, we paid off the $35.9 million loan on 600 Las Colinas in connection with the sale of the underlying property (See "Acquisitions and Dispositions").
Development Activities
During the year ended December 31, 2020, we completed the construction of Parc at Denham Springs Phase II and Sugar Mill Phase III for a total cost of $17.2 million and $14.2 million, respectively.
Our current developments projects at September 30, 2021, are as follow: (dollars in thousands)

Property	Location	No. of Units	Costs to Date (1)	Total Projected Costs (1)
Parc at Athens	Athens, AL	232	$2,465	$34,800
Heritage McKinney	McKinney, TX	170	3,251	24,650
		402	$5,716	$59,450
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. Our significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in our notes to the consolidated financial statements in the Annual Report. However, the following policies are deemed to be critical.
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
For the comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020, the Lease-up Properties are Forest Grove, Parc at Denham Springs Phase II and Sugar Mill Phase III; and the Disposition Properties are Bridge View Plaza, Farnham Park, Villager, Overlook at Allensville Phase II and 600 Las Colinas.

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Variance	2021	2020	Variance
Multifamily Segment
Revenue	$3,703	$3,685	$18	$11,068	$10,943	$125
Operating expenses	(2,072)	(2,413)	341	(6,306)	(6,466)	160
	1,631	1,272	359	4,762	4,477	285
Commercial Segment
Revenue	5,925	7,769	(1,844)	19,115	23,518	(4,403)
Operating expenses	(3,538)	(3,975)	437	(10,194)	(12,041)	1,847
	2,387	3,794	(1,407)	8,921	11,477	(2,556)
Segment profit	4,018	5,066	(1,048)	13,683	15,954	(2,271)
Other non-segment items of income (expense)
Depreciation and amortization	(2,935)	(3,526)	591	(9,473)	(10,338)	865
General, administrative and advisory	(7,117)	(4,326)	(2,791)	(24,393)	(15,013)	(9,380)
Interest, net	(929)	(2,201)	1,272	(5,088)	(9,836)	4,748
Loss on extinguishment of debt	(1,451)	—	(1,451)	(1,451)	—	(1,451)
(Loss) gain on foreign currency transactions	(1,639)	(1,470)	(169)	1,185	774	411
Gain sale or write down of assets	31,312	15,325	15,987	24,265	24,802	(537)
Income (loss) from joint ventures	3,543	337	3,206	11,451	(642)	12,093
Other income	261	433	(172)	4,438	5,001	(563)
Net income	$25,063	$9,638	$15,425	$14,617	$10,702	$3,915
Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020:
Our $15.4 million increase in net income during the three months ended September 30, 2021 is primarily attributed to the following:
•The $1.4 million decrease in profit from the commercial segment is due to the Disposition Properties.
•The $2.8 million increase in general, administrative and advisory expenses is primarily due to a an increase in advisory fees related to the sale of 600 Las Colinas (See "Acquisitions and Dispositions" in Management's Overview), the refinance of Villas at Bon Secour (See "Financing Activities" in Management's Overview), and legal costs associated with the Clapper litigation and the VAA Earn Out arbitration.
•The $16.0 million increase in gain is primarily due to the gain on sale of 600 Las Colinas in 2021, offset in part by the gain on sale of various commercial and multifamily properties in 2020 (See "Acquisitions and Dispositions" in Management's Overview).
•The $3.2 million increase in income from joint ventures is due to the increase in occupancy of the various lease-up properties at VAA.
Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020:
Our $3.9 million increase in net income during the nine months ended September 30, 2021 is primarily attributed to the following:
•The $2.6 million decrease in profit from the commercial segment is due to the Disposition Properties.

• The $9.4 million increase in general, administrative and advisory expenses is primarily due to a an increase in advisory fees related to the sale of 600 Las Colinas (See "Acquisitions and Dispositions" in Management's Overview), the refinance of Villas at Bon Secour (See "Financing Activities" in Management's Overview), and legal costs associated with the Clapper litigation and the VAA Earn Out arbitration.
•The $12.3 million increase in income from joint ventures is due to the increase in occupancy of various lease-up properties at VAA.
Liquidity and Capital Resources
Our principal sources of cash have been, and will continue to be, property operations; proceeds from land and income-producing property sales; collection of notes receivable; refinancing of existing mortgage notes payable; and additional borrowings, including mortgage notes and bonds payable, and lines of credit.
Our principal liquidity needs are to fund normal recurring expenses; meet debt service and principal repayment obligations including balloon payments on maturing debt; fund capital expenditures, including tenant improvements and leasing costs; fund development costs not covered under construction loans; and fund possible property acquisitions.
We anticipate that our cash and cash equivalents as of September 30, 2021, along with cash that will be generated in the remainder of 2021 from notes and interest receivables, will be sufficient to meet all of our cash requirements. We intend to selectively sell land and income-producing assets, refinance or extend real estate debt and seek additional borrowings secured by real estate to meet our liquidity requirements. Although history cannot predict the future, historically, we have been successful at refinancing and extending a portion of our current maturity obligations.
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in our consolidated financial statements, and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Incr /(Decr)
Net cash used in operating activities	$(7,723)	$(17,384)	$9,661
Net cash provided by investing activities	$106,536	$16,225	$90,311
Net cash used in financing activities	$(101,870)	$(21,136)	$(80,734)
The decrease in cash used in operating activities is primarily due to the $15.6 million decrease in related party receivables, offset in part by a decrease in accrued interest.
The increase in cash provided by investing activities is primarily due to a $72.0 million increase in proceeds from sale of assets and a $11.8 million decrease in originations and advances on notes receivable. The increase in cash proceeds on sale of assets is primarily due the sale of 600 Las Colinas in 2021 (See "Acquisitions and Dispositions" in Management's Overview).
The increase in cash used in financing activities is primarily due a $85.9 million increase in payments of mortgages, notes and bonds payable. The increase in payments of mortgages, notes and bonds payable is due to the pay off of 600 Las Colinas in 2021, the refinancing of Villas at Bon Secour in 2021 (See "Financing Activities" in Management's Overview), and an increase in payments on the bonds payable.

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
The following table reconciles our net (loss) income attributable to the Company to FFO and FFO-basic and diluted, excluding gain from foreign currency transactions for the three and nine months ended September 30, 2021 and 2020 (dollars and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to the Company	$19,411	$7,987	$10,151	$8,627
Depreciation and amortization	2,935	3,526	9,473	10,338
Gain on sale or write down of assets	(31,312)	(15,325)	(24,265)	(24,802)
Gain on sale of land	4,042	5,774	15,153	15,248
Depreciation and amortization on unconsolidated joint ventures at pro rata share	2,984	3,417	7,016	6,913
FFO-Basic and Diluted	(1,940)	5,379	17,528	16,324
Loss on extinguishment of debt	1,451	—	1,451	—
Loss (gain) on foreign currency transactions	1,639	1,470	(1,185)	(774)
FFO-adjusted	$1,150	$6,849	$17,794	$15,550
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
On July 13, 2021, we received the arbitration verdict in connection with a dispute on the measurement of the Earn Out Obligation (See Note 9 – Investment in Unconsolidated Joint Ventures of our consolidated financial statements), which determined that our position and claims were declined, and the position of Macquarie was fully accepted. As a result, we are required to pay approximately $39.6 million to Macquarie to satisfy the Earn Out Obligation.
ITEM 1A    RISK FACTORS
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2020 10-K. For a discussion on these risk factors, please see “Item 1A. Risk Factors” contained in the 2020 10-K.
Risks Related to COVID-19 Pandemic
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and our property portfolio. While we did not incur significant disruptions during the nine months ended September 30, 2021 from the COVID-19 pandemic, our commercial properties have experienced a decline in occupancy. We are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. Nearly every industry has been impacted directly or indirectly, and the commercial real estate market has come under pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, and restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The future impact of COVID-19 on our business and financial activities will depend on future developments, which at this stage are unpredictable considering the fluctuations of COVID-19 outbreaks and the resulting changes in the markets.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We have a program that allows for the repurchase of up to 1,250,000 shares. There were no shares purchased under this program during the nine months ended September 30, 2021. As of September 30, 2021, 986,750 shares have been purchased and 263,250 shares may be purchased under the program.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.    MINE SAFETY DISCLOSURES
None
ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
The following exhibits are filed herewith or incorporated by reference as indicated below:

Exhibit Number	Description of Exhibit
3.0	Certificate of Restatement of Articles of Incorporation of American Realty Investors, Inc. dated August 3, 2000 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.1	Certificate of Correction of Restated Articles of Incorporation of American Realty Investors, Inc. dated August 29, 2000 (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated September 30, 2000).

3.2	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc. decreasing the number of authorized shares of and eliminating Series B Cumulative Convertible Preferred Stock dated August 23, 2003 (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.3	Articles of Amendment to the Restated Articles of Incorporation of American Realty Investors, Inc., decreasing the number of authorized shares of and eliminating Series I Cumulative Preferred Stock dated October 1, 2003 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

3.4	Bylaws of American Realty Investors, Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-4 filed December 30, 1999).

4.1	Certificate of Designations, Preferences and Relative Participating or Optional or Other Special Rights, and Qualifications, Limitations or Restrictions Thereof of Series F Redeemable Preferred Stock of American Realty Investors, Inc., dated June 11, 2001 (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

4.2	Certificate of Withdrawal of Preferred Stock, Decreasing the Number of Authorized Shares of and Eliminating Series F Redeemable Preferred Stock, dated June 18, 2002 (incorporated by reference to Exhibit 3.0 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Designation, Preferences and Rights of the Series I Cumulative Preferred Stock of American Realty Investors, Inc., dated February 3, 2003 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.4	Certificate of Designation for Nevada Profit Corporations designating the Series J 8% Cumulative Convertible Preferred Stock as filed with the Secretary of State of Nevada on March 16, 2006 (incorporated by reference to Registrant’s current report on Form 8-K for event of March 16, 2006).

4.5	Certificate of Designation for Nevada Profit Corporation designating the Series K Convertible Preferred Stock as filed with the Secretary of State of Nevada on May 6, 2013 (incorporated by reference to Registrant’s current report on form 8-K for event of May 7, 2013).

10.1	Advisory Agreement between American Realty Investors, Inc. and Pillar Income Asset Management, Inc., dated April 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated May 2, 2011).

10.2	Second Amendment to Modification of Stipulation of Settlement dated October 17, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, dated February 24, 2002).

31.1*	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY INVESTORS, INC.

Date: November 10, 2021	By:	/s/ Erik L. Johnson
Erik L. Johnson Executive Vice President and Chief Financial Officer (Principal Executive and Financial Officer)